Form 10-Q
period 2005-06-30
Eagle Bulk Shipping Inc.
filed 2005-08-15
CIK 1322439

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

                                       OR

          (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_____________________________

                                                          Commission File Number
                                                                000-51366
                                                                ---------

                            EAGLE BULK SHIPPING INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Republic of the Marshall Islands                                  98-0453513
--------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 29 Broadway, New York, New York                                    10006
--------------------------------                             -------------------
     (Address of principal                                        (Zip Code)
       executive offices)

                                 (212) 785-2500
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |_| NO |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Common Stock, par value $0.01 per share 27,150,000 shares
                       outstanding as of August 15, 2005.

                            EAGLE BULK SHIPPING INC.
                                      INDEX

PART I: FINANCIAL INFORMATION                                               Page
                                                                            ----

  Item  1- Financial Statements
           Condensed Consolidated Balance Sheets
              as of June 30, 2005 and March 31, 2005.....................      3

           Condensed Consolidated Statements of Operations
              (unaudited) for the three months ended June 30, 2005
              and for the period from January 26, 2005 (inception)
              to June 30, 2005...........................................      4

           Condensed Consolidated Statement of Stockholders' Equity
              (unaudited) for the period from January 26, 2005
              (inception) to June 30, 2005...............................      5

           Condensed Consolidated Statement of Cash Flows (unaudited)
              for the period from January 26, 2005 (inception)
              to June 30, 2005...........................................      6

           Notes to Condensed Consolidated Financial
              Statements (unaudited).....................................      7

  Item  2- Management's Discussion and Analysis of
              Financial Condition and Results of Operation...............     17

  Item  3- Quantitative and Qualitative Disclosures about
              Market Risks...............................................     28

  Item  4- Controls and Procedures.......................................     29

PART II: OTHER INFORMATION

  Item  1- Legal Proceedings.............................................     30
  Item  2- Unregistered Sales of Equity Securities and Use of Proceeds...     30
  Item  3- Defaults upon Senior Securities...............................     31
  Item  4- Submission of Matters to a Vote of Security Holders...........     31
  Item  5- Other Information.............................................     31
  Item  6- Exhibits......................................................     31

SIGNATURES

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements

                            EAGLE BULK SHIPPING INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         June 30, 2005    March 31, 2005(1)
                                                         -------------    -----------------
                                                         (Unaudited)
ASSETS:
Current Assets:
  Cash and cash equivalents ..........................     $10,970,963       $4,187,084
  Accounts Receivable ................................          22,034               --
  Prepaid Charter Revenue ............................       1,284,000               --
  Prepaid Expenses ...................................         186,373           19,124
                                                         -------------    -------------
     Total Current Assets ............................      12,463,370        4,206,208
Fixed Assets:
  Advances for Vessel Acquisitions ...................       7,018,100       36,518,100
  Advances for Vessel Improvements ...................         640,000               --
  Vessels at cost, net of Accumulated
         Depreciation of $2,020,572 at June 30 .......     292,563,221          150,927
                                                         -------------    -------------
     Total Fixed Assets ..............................     300,221,321       36,669,027
Restricted Cash ......................................       4,000,000               --
Other Assets and Deferred Charges ....................         776,105           30,000
                                                         -------------    -------------
Total Assets .........................................    $317,460,796      $40,905,235
                                                         =============    =============
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable ...................................      $2,945,310         $237,717
  Accrued Liabilities ................................         666,759          651,453
  Deferred Revenue ...................................         914,000               --
  Unearned Charter Hire Revenue ......................       1,790,082               --
                                                         -------------    -------------
     Total Current Liabilities .......................       6,316,151          889,170
Long-term Debt .......................................      88,500,000               --
                                                         -------------    -------------
Total Liabilities ....................................      94,816,151          889,170

Commitment and Contingencies

Stockholders' Equity :
  Preferred Stock, $.01 par value, 25,000,000 shares
          Authorized, none issued ....................              --               --
  Common stock, $.01 par value, 100,000,000 shares
          authorized, 27,150,000 and 12,750,000 shares
          issued and outstanding, respectively .......         271,500          127,500
  Additional Paid-In Capital .........................     234,742,299       40,716,162
  Subscription Receivable ............................              --          (21,384)
  Accumulated Deficit ................................     (12,894,757)        (806,213)
  Accumulated Other Comprehensive Income .............         525,603               --
                                                         -------------    -------------
     Total Stockholders' Equity ......................     222,644,645       40,016,065
                                                         -------------    -------------
Total Liabilities & Stockholders' Equity .............    $317,460,796      $40,905,235
                                                         =============    =============

----------
(1) The Balance Sheet at March 31, 2005 has been derived from the audited balance sheet at that date.

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Period from
                                                 Three Months   January 26, 2005
                                                ended June 30,   (inception) to
                                                     2005         June 30, 2005
                                                 ------------     ------------

Revenues, net of commissions ...............      $10,615,879      $10,615,879

Vessel Expenses ............................        3,066,188        3,115,399
Depreciation ...............................        2,020,572        2,020,572
General and Administrative Expenses ........          663,034        1,420,036
Management and Other Fees to Affiliates ....        6,175,046        6,175,046
Non-cash Compensation Expense ..............        7,640,847        7,640,847
                                                 ------------     ------------
  Total Operating Expenses .................       19,565,687       20,371,900
                                                 ------------     ------------

Operating Loss .............................       (8,949,808)      (9,756,021)

Interest Expense ...........................        3,233,596        3,233,596
Interest Income ............................          (94,860)         (94,860)
                                                 ------------     ------------
  Net Interest Expense .....................        3,138,736        3,138,736
                                                 ------------     ------------

                                                 ------------     ------------
Net Loss ...................................     $(12,088,544)    $(12,894,757)
                                                 ============     ============

Basic and Diluted Loss per Common Share ....           $(0.87)          $(0.96)
                                                 ============     ============
Weighted Average Shares Outstanding ........       13,857,692       13,396,154
                                                 ============     ============

----------
              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                                               EAGLE BULK SHIPPING INC.
                                    CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  FROM JANUARY 26, 2005 (INCEPTION) TO JUNE 30, 2005
                                                     (UNAUDITED)
                                          Additional                                      Other           Total
                                Common      Paid-In      Subscription   Accumulated    Comprehensive   Stockholders'
                                Shares      Capital       Receivable      Deficit          Income         Equity
                               --------   ------------   ------------   ------------   -------------   -------------
Balance at January 26, 2005         $--            $--           $--             $--             $--            $--
Comprehensive Income (Loss):
      Net Loss .............         --             --            --     (12,894,757)             --    (12,894,757)
Net Unrealized gains on
   derivatives .............         --             --            --              --         525,603        525,603
Issuance of Common Stock and
  Capital Contributions ....    127,500     40,716,162       (21,384)             --              --     40,822,278
Initial Public Offering, net
  of issuance costs ........    144,000    186,385,290            --              --              --    186,529,290
Capital Contributions ......         --             --        21,384              --              --         21,384
Non-cash Compensation ......         --      7,640,847            --              --              --      7,640,847

                               --------   ------------   -----------    ------------   -------------   ------------

Balance at June 30, 2005 ...   $271,500   $234,742,299           $--    $(12,894,757)       $525,603   $222,644,645
                               ========   ============   ===========    ============   =============   ============

----------
              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FROM JANUARY 26, 2005 (INCEPTION) TO JUNE 30, 2005
                                   (UNAUDITED)

Cash Flows from Operating Activities
Net Loss ....................................................      $(12,894,757)
Adjustments to Reconcile Net Loss to Net Cash
provided by Operating Activities:
Items included in net income not affecting cash flows:
   Depreciation .............................................         2,020,572
   Amortization of Deferred Financing Costs .................         1,130,713
   Amortization of Prepaid Charter Revenue ..................           205,000
   Non-cash Compensation Expense ............................         7,640,847
Changes in Operating Assets and Liabilities:
   Accounts Receivable ......................................           (22,034)
   Prepaid Revenue ..........................................        (1,489,000)
   Prepaid Expenses .........................................          (186,373)
   Accounts Payable .........................................         1,823,761
   Accrued Expenses .........................................           666,759
   Deferred Revenue .........................................           914,000
   Unearned Charter Hire Revenue ............................         1,790,082
                                                                  -------------
Net Cash Provided by Operating Activities ...................         1,599,570
Cash Flows from Investing Activities
   Advances for Vessel Acquisition ..........................        (7,018,100)
   Advances for Vessel Improvements .........................          (640,000)
   Purchase of Vessels ......................................      (294,583,793)
                                                                  -------------
Net Cash Used in Investing Activities .......................      (302,241,893)
Cash Flows from Financing Activities
   Capital Contribution .....................................        40,843,662
   Issuance of Common Stock in initial public offering ......       201,600,000
   Equity Issuance Costs ....................................       (13,949,161)
   Bank Borrowings ..........................................       214,450,000
   Repayment of Bank Debt ...................................      (125,950,000)
   Increase in Restricted Cash ..............................        (4,000,000)
   Deferred Financing Costs .................................        (1,381,215)
   Borrowings from Eagle Ventures LLC .......................        58,730,434
   Repayment of Eagle Ventures LLC  Note ....................       (58,730,434)
                                                                  -------------
Net Cash Provided by Financing Activities ...................       311,613,286
Net Increase in Cash ........................................        10,970,963
Cash at Beginning of Period .................................                --
                                                                  -------------
Cash at End of Period .......................................       $10,970,963
                                                                  =============

Supplemental Cash Flow Information:
    Cash paid during the period for Interest (including Fees)        $1,671,899

----------
              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and General Information:

     The accompanying condensed consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The Company's fleet is comprised of Handymax bulk carriers and the Company operates its business in one business segment.

     The Company is a holding company incorporated on March 23, 2005, under the laws of the Republic of the Marshall Islands. Following incorporation, the Company merged with Eagle Holdings LLC, a Marshall Islands limited liability company formed on January 26, 2005, and became a wholly-owned subsidiary of Eagle Ventures LLC, a Marshall Islands limited liability company. Eagle Ventures LLC is owned by Kelso Investments Associates VII, L.P. and KEP VI, LLC, both affiliates of Kelso & Company, L.P., members of management and outside investors. The merger was accounted for as a reorganization of entities under common control. Immediately following the completion of the Company's initial public offering, Eagle Ventures LLC owned approximately 47% of the Company's outstanding common stock. Eagle Ventures LLC is 92.6% owned by affiliates of Kelso & Company, L.P. ("Kelso").

     On March 31, 2005, in connection with its formation, the Company sold 250 shares of its common stock, par value $.01 per share, to Eagle Ventures LLC for an aggregate purchase price of $250. On March 31, 2005, in connection with the merger of Eagle Holdings LLC with and into the Company, all of the issued and outstanding membership interests in Eagle Holdings LLC (which were held by Eagle Ventures LLC) were converted into and exchanged for, and the Company issued 250 shares of its common stock, par value $.01 per share, to Eagle Ventures LLC. An additional $21,384 was recorded as a subscription receivable. On June 14, 2005 the Company effected a 25,500 for 1 stock split in the form of a stock dividend. As a result of the stock split, Eagle Ventures LLC received, in the form of a stock dividend, 12,749,500 additional shares of the Company's common stock. All share and per share data gives retroactive effect to the stock split. As of March 31, 2005, Eagle Ventures LLC had made equity contributions to the Company (as successor to Eagle Holdings LLC) of $40,822,278.

     On June 23, 2005, the Company completed its initial public offering by issuing and selling to the public 14,400,000 shares of common stock, par value $0.01 per share, at a price to the public of $14.00 per share, raising gross proceeds of $201,600,000 before deduction of underwriting discounts, commissions and expenses of $15,070,710. The Company used $185,288,656 of the net proceeds from the offering to repay $125,950,000 of the indebtedness under its existing loan facility and $59,338,656 owed to Eagle Ventures under a promissory note, including accrued interest.

     The Company is the sole owner of all of the outstanding shares of the Marshall Island incorporated wholly-owned subsidiaries listed below. The primary activity of each of these subsidiaries is the ownership of a vessel.

-------------------------------------------------------------------------------------------------------
                                       LLC
Company                           Agreement Date     Owner of Vessel    dwt.    Built   Vessel Acquired
-------                           --------------     ---------------    ----    -----   ---------------
Cardinal Shipping LLC............ March 17, 2005         Cardinal      55,362    2004   April 18, 2005
Condor Shipping LLC.............. January 28, 2005       Condor        50,206    2001   April 29, 2005
Falcon Shipping LLC.............. January 28, 2005       Falcon        50,206    2001   April 21, 2005
Griffon Shipping LLC............. March 17, 2005         Griffon       46,635    1995   June 1, 2005
Harrier Shipping LLC............. January 28, 2005       Harrier       50,206    2001   April 19, 2005
Hawk Shipping LLC................ January 28, 2005       Hawk I        50,206    2001   April 26, 2005
Kite Shipping LLC................ February 24, 2005      Kite          47,195    1997   May 9, 2005
Osprey Shipping LLC.............. February 24, 2005      Osprey I      50,206    2002   To be acquired
Peregrine Shipping LLC........... March 17, 2005         Peregrine     50,913    2001   June 30, 2005
Shikra Shipping LLC.............. March 17, 2005         Shikra        41,096    1984   April 29, 2005
Sparrow Shipping LLC............. February 24, 2005      Sparrow       48,225    2000   July 19, 2005

-------------------------------------------------------------------------------------------------------

     The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company.

The following table represents certain information about the Company's revenue earning charters:

----------------------------------------------------------------------------
                                                              Daily Time
Vessel      Delivered to                                     Charter Hire
------      -------------                                    ------------
            Charterer         Time Charter Expiration (1)        Rate
            ---------         ---------------------------        ----
Cardinal    April 19, 2005    March 2007 to June 2007           $26,500
Condor      April 30, 2005    November 2006 to March 2007       $24,000
Falcon      April 22, 2005    February 2008 to June 2008        $20,950
Griffon     June 3, 2005      February 2006 to April 2006       $28,000
Harrier     April 21, 2005    March 2007 to June 2007           $23,750
Hawk I      April 28, 2005    March 2007 to June 2007           $23,750
Kite        May 10, 2005      March 2006 to May 2006            $25,000
Osprey I    Expected August   May 2008 to September 2008        $21,000
            2005
Peregrine   July 1, 2005      October 2006 to January 2007      $24,000
Shikra      April 30, 2005    July 2006 to November 2006        $22,000
Sparrow     July 20, 2005     November 2006 to Feb 2007         $22,500

----------------------------------------------------------------------------
(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

     During the three-month period ended June 30, 2005, six charterers individually accounted for more than 10% of the Company's time charter revenue as follows:

         -----------------------------------------------------------
                                                   % of time charter
         Charterer                                      revenue
         ---------                                      -------

         Charterer A...............................      27.9%
         Charterer B...............................      16.5%
         Charterer C...............................      12.9%
         Charterer D...............................      12.6%
         Charterer E...............................      12.2%
         Charterer F...............................      11.2%

         -----------------------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-123817).

     The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The Company commenced its vessel operations during the three-month period ended June 30, 2005. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Note 2. Significant Accounting Policies:

     (a) Principles of Consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries referred to in Note 1. All significant intercompany balances and transactions were eliminated upon consolidation.

     (b) Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Other Comprehensive Income (Loss): The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires separate presentation of certain transactions, which are recorded directly as components of stockholders' equity. The Company records the fair value of interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income (loss). Comprehensive Income (Loss) is composed of net income (loss) and gains or losses relating to the adoption of SFAS No. 133.

     (d) Cash and Cash Equivalents: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes.

     (e) Accounts Receivable: Accounts receivable includes receivables from charterers for hire. At each balance sheet date, all potentially uncollectible accounts are assessed for purposes of determining the appropriate provision for doubtful accounts.

     (f) Insurance Claims: Insurance claims are recorded on an accrual basis and represent the claimable expenses, net of deductibles, incurred through each balance sheet date, which are expected to be recovered from insurance companies. Any remaining costs to complete the claims are included in accrued liabilities.

     (g) Vessels at Cost: Vessels are stated at cost which consists of the contract price and any material expenses incurred upon acquisition for initial repairs, major improvements and delivery expenses.

     (h) Intangibles: Where the Company identifies any intangible assets or liabilities associated with the acquisition of a vessel, the Company records all identified tangible and intangible assets or liabilities at fair value. Fair value is determined by reference to market data and the amount of expected future cash flows. The Company values any asset or liability arising from the market value of the time charters assumed when a vessel is acquired. When the time charters assumed are above market charter rates, the difference between the market charter rate and assumed charter rate is recorded as Prepaid Charter Revenue. When the time charters assumed are below market charter rates, the difference between the market charter rate and assumed charter rate is recorded as Deferred Revenue. Such assets and liabilities are amortized to revenue over the remaining period of the time charters.

     (i) Impairment of Long-Lived Assets: The Company uses SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard requires that, long-lived assets and certain identifiable intangibles held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company should evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties or discounted cash flow analyses. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company's vessels.

     (j) Vessel Depreciation: Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated salvage value. Each vessel's salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Management estimates the useful life of the Company's vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Management estimates the scrap rate to be $150 per lightweight ton. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life.

     (k) Accounting for Dry-Docking Costs: The Company follows the deferral method of accounting for dry-docking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next dry-docking is scheduled to become due. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels' sale.

     (l) Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing is made.

     (m) Accounting for Revenues and Expenses: Revenues are generated from voyage and time charter agreements. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Under a voyage charter the revenues and associated voyage costs are recognized on a pro-rata basis over the duration of the voyage. Probable losses on voyages are provided for in full at the time such losses can be estimated. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading or discharging time exceeded the stipulated time in the voyage charter and is recognized as incurred. Time charter hire and voyage charter revenue brokerage Commissions are recorded in the same period as these revenues are recognized. Vessel operating expenses are accounted for on the accrual basis.

     (n) Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.

     (o) Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred.

     (p) Protection and Indemnity Insurance: The Vessel's Protection and Indemnity Insurance is subject to additional premiums referred to as "back calls" or "supplemental calls" which are accounted for on an accrual basis.

     (q) Derivatives: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivatives' fair value recognized currently in earnings unless specific hedge accounting criteria are met.

     (r) Earnings Per Share: Earnings/(loss) per share is computed by dividing the net income/(loss) by the weighted average number of common shares outstanding during the period.

     (s) Segment Reporting: The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e., spot or time charters. The Company does not use discrete financial information to evaluate the operating results for each such type of charter. Although revenue can be identified for these types of charters, management cannot and does not identify expenses, profitability or other financial information for these charters. As a result, management, including the chief operating decision maker, reviews operating results solely by revenue per day and operating results of the fleet and thus the Company has determined that it operates under one reportable segment. Furthermore, when the Company charters a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

     (t) Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

     (u) Federal Income Taxes: The Company is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company does not believe its operations prospectively will be subject to federal income taxes in the United States of America.

     (v) Comprehensive Income: Comprehensive (loss) for the period from January 26, 2005 (inception) to June 30, 2005 and for the three months ended June 30, 2005 was $12,369,154 and $11,562,941 respectively.

Note 3. Recent Accounting Pronouncements:

     On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment," was issued. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, required under SFAS No. 123, is no longer an alternative. The Company adopted SFAS No.123(R) at inception.

Note 4. Advances for Vessel Acquisitions

     The Company through its subsidiaries entered into contracts to purchase 11 Handymax dry bulk vessels from three unaffiliated owners with an aggregate contracted price of $365,181,000. As of June 30, 2005, the Company has taken delivery of 9 vessels. The Company has made deposits in the amount of $7,018,100, representing 10% of the purchase price for the remaining two vessels. At June 30, 2005, the unpaid balance of the purchase price for the two remaining vessels was $63,162,900.

     As of June 30, 2005, the Company has recorded $640,000 in advances for vessel improvements.

Note 5. Vessels

     As of June 30, 2005, the Company has acquired nine vessels at a total cost of $294,583,793. These costs consists of aggregate purchase contract price of $295,000,000, $158,793 in additional costs relating to the acquisition of the vessels, and $575,000 in prepaid charter revenue adjustments relating to the assumption of time charters associated with certain of the acquired vessels. Net of Accumulated Depreciation of $2,020,572, Vessels at Cost at June 30, 2005, amounted to $292,563,221.

Note 6. Accrued Liabilities

         Accrued liabilities consists of:

                                                      June 30,     March 31,
                                                       2005          2005
                                                      --------     --------

     Interest and Other Financing Costs .........     $430,984     $     --
     Vessel Operating Expenses ..................      121,854           --
     General and Administrative Expenses ........      113,921      651,453
                                                      --------     --------
     Balance, June 30, 2005 .....................     $666,759     $651,453
                                                      ========     ========

Note 7. Long-Term Debt

     The Company's subsidiaries had entered into a term loan facility with an aggregate principal balance of $185,950,000. Concurrent with its initial public offering, the Company used part of the proceeds from the initial public offering to repay $125,950,000 of the principal balance under the term loan facility.

     Subsequent to the Company's initial public offering, the Company borrowed $28,500,000 to fund the balance of the purchase price for its tenth vessel, the M/V Peregrine.

     As of June 30, 2005, the Company's debt consisted of $88,500,000 in term loans. The Company's vessels are pledged as collateral under the term loan agreements.

     From the facility's inception through June 30, 2005, interest rates ranged from 4.10% to 4.30%, including a margin of 0.95% over the London Interbank Offered Rate ("LIBOR"). The weighted average effective interest rate was 4.15%.

         Interest Expense consists of :
                                                              June 30, 2005
                                                              -------------
     Loan Interest .......................................       $1,353,306
     Commitment Fees .....................................          141,355
     Eagle Ventures Note Interest ........................          608,222
     Amortization of Deferred Financing Costs ............        1,130,713
                                                                 ----------
     Total Interest Expense ..............................       $3,233,596
                                                                 ==========

     In July 2005, the Company entered into a $330 million revolving credit facility. The facility was used to refinance the existing term loan and will be used to fund vessel acquisitions and for working capital requirements.

     The new credit facility has a facility limit of $330 million and a term of ten years. The Company will be permitted to borrow up to $150 million to (i) refinance up to $88.5 million of the indebtedness that was incurred under the existing credit facility to pay the balance of the purchase price for the nine vessels that the Company had already acquired and (ii) pay up to the entire balance of the purchase price of the two remaining vessels that it expects to acquire between July and August 2005. The Company will be permitted to borrow up to $180 million, which amount includes amounts borrowed for working capital purposes as described below, in connection with future acquisitions of dry bulk carriers between 25,000 dwt and 85,000 dwt that are not older than 10 years. The Company will also be permitted to borrow up to $10 million at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time the Company's ability to borrow amounts for working capital purposes will be subject to review and reapproval on an annual basis.

     Under the terms of the revolving credit agreement, the facility will be available in full for five years and there are no principal repayment obligations for the first five years. Over the remaining period of five years, the amount available under the facility will reduce in semi-annual amounts of $20.5 million with a final reduction of $125 million occurring simultaneously with the last semi-annual reduction. The credit facility bears interest at LIBOR plus a margin of 0.95%. The Company must pay a fee of 0.4% per annum on the unused portion of the revolving loan on a quarterly basis. The Company was also required to pay an arrangement fee of $1,200,000, of which $150,000 has been paid upon the Company's acceptance of the commitment letter which is recorded under Deferred Financing Costs as of June 30, 2005. The balance of the arrangement fee was paid upon the closing of the facility subsequent to June 30, 2005.

     The Company's ability to borrow amounts under the new credit facility is subject to satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 60% of the value of the vessels securing the Company's obligations under the credit facility. The Company's ability to borrow such amounts, in each case, is subject to its lender's approval of the vessel acquisition. The lender's approval will be based on the lender's satisfaction of the Company's ability to raise additional capital through equity issuances in amounts acceptable to the lender and the proposed employment of the vessel to be acquired.

     The Company's obligations under the credit facility is secured by a first priority mortgage on each of the vessels in its fleet and such other vessels that it may from time to time include with the approval of the lender, a first assignment of all freights, earnings, insurances and requisition compensation. The Company's new credit facility will also limit its ability to create liens on its assets in favor of other parties. The Company may grant additional security from time to time in the future.

     The new credit facility contains financial covenants requiring the Company, among other things, to ensure that: (1) the aggregate market value of the vessels in the Company's fleet that secure its obligations under the new credit facility, as determined by an independent shipbroker on a charter-free basis, at all times exceeds 130% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements; (2) the Company's total assets minus debt will not be less than $150 million; (3) the Company's EBITDA, as defined in the credit agreement, will at all times be not less than 2x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and (4) the Company maintains with the lender $500,000 per vessel in addition to an amount adequate to meet anticipated capital expenditures for the vessel over a 12 month period. Such cash deposits are recorded in Restricted Cash.

     For the purposes of the new credit facility, the Company's "total assets" will be defined to include its tangible fixed assets and its current assets, as set forth in the consolidated financial statements, except that the value of any vessels in its fleet that secure its obligations under the new credit facility will be measured by their fair market value rather than their carrying value on its consolidated balance sheet.

     The Company's new credit facility permits it to pay dividends in amounts up to its earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant.

     Interest-Rate Swaps

     The Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of June 30, 2005 the Company has entered into an interest rate swap contract for a notional amount of $100,000,000. This contract commences in September 2005 and matures in September 2010. Exclusive of a margin of 0.95%, the Company will pay 4.22% fixed-rate interest and receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). The Company records the fair value of the interest rate swap as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income (loss). At June 30, 2005, the Company recorded an asset of $525,603 which is included in Other Assets in the accompanying balance sheet.

     In July 2005, the Company entered into an interest rate swap agreement with a notional amount of $30,000,000 which commences in September 2005 and matures in September 2010. Exclusive of a margin of 0.95%, the Company will pay 4.54% fixed-rate interest and receive floating-rate interest amounts based on three month LIBOR settings.

Note 8. Related Party Transactions

     The Company borrowed $58,730,434 from Eagle Ventures LLC. This borrowing bore interest at 7%. Such amount was repaid along with interest amounting to $608,222 upon the closing of the Company's initial public offering.

     The Company had a financial advisory agreement dated February 1, 2005 with Kelso. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The agreement also provides for Kelso to be paid certain fees in connection with other services.

     In the period ended June 30, 2005, the Company paid $5,175,046 in fees to Kelso and certain non-management affiliates of Eagle Ventures LLC for investment banking services pursuant to the financial advisory agreement. This fee was payable in connection with Kelso assisting the Company in its formation, strategic planning, obtaining debt and equity financing and acquiring vessels.

Note 9. Commitments and Contingencies

     Vessel Technical Management Contract

     The Company entered into technical management agreements for each of its vessels with V. Ships Management Ltd., an independent technical manager. In conjunction with the Company's management, V. Ships has established an operating expense budget for each vessel. All deviations from the budgeted amounts are for the Company's account. V. Ships is paid a technical management fee of $8,333 per vessel per month.

     Vessel Acquisitions

     As of June 30, 2005, the Company had commitments to acquire two vessels under vessel purchase agreements. The total purchase price for these two vessels is $70,181,000. The Company has funded deposits in the amount of $7,018,100, representing 10% of the purchase price, for the remaining two vessels. The Company will use its bank financing and operating cash to fund the remaining balance of the purchase price (an amount equal to $63,162,900) to be paid for these two vessels.

     On July 19, 2005 the Company took delivery of its tenth vessel, the M/V Sparrow, which immediately began service under its contracted time charter. The acquisition was funded in part with borrowings of $30,600,000 under the Company's new credit facility. The M/V Osprey I, is expected to be delivered in August 2005.

Note 10. Earnings Per Common Share

     The computation of earnings per share is based on the weighted average number of common shares outstanding during the period. The Company does not have any potentially dilutive securities outstanding. Accordingly, basic and diluted loss per share are the same for each period presented.

Note 11. Non-cash Compensation

     Members of the Company's management have been awarded profits interests (and in the future others having senior management and/or strategic planning-type responsibilities may be awarded similar profits interests) in Eagle Ventures LLC that may entitle such persons to an economic interest of up to 16.7% on a fully diluted basis (assuming all profits interests were vested) in any appreciation in the value of the assets of Eagle Ventures LLC (including shares of the Company's common stock owned by Eagle Ventures LLC when sold). In all, one-fourth of the profits interests are service-related and vest in equal three-month installments over four years (the vesting of such service-related profits interests is subject to continued employment with Eagle Ventures LLC or its affiliates at the end of each such three-month period), and the remaining profits interests are performance-related. Pursuant to an amendment to the Eagle Ventures LLC limited liability company agreement, 44% of the performance-related profits interests became fully vested upon the consummation of the Company's initial public offering (or an economic interest in approximately 6.2% of the appreciation of the assets of Eagle Ventures LLC on a fully diluted basis taking into account the vesting of only such profits interests), and the remaining portion of the performance-related profits interests will vest based on affiliates of Kelso achieving certain multiples on their original indirect investment in the Company, subject to an internal rate of return minimum. Retention of the non-accelerated performance-related profits interests is subject to continued employment with Eagle Ventures LLC or its affiliates.

     The vesting of profits interests may be further accelerated in the future by the compensation committee of Eagle Ventures LLC. These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute direct holders of the Company's common stock. However, the Company's income statement reflects non-cash charges for compensation related to the profits interests.

     For the quarter ended June 30, 2005, the Company recorded a non-cash compensation charge of $7.6 million. Of that charge, approximately $7.2 million relates to the portion of the performance-related profits interests that vested upon consummation of the Company's initial public offering. The remaining $0.4 million non-cash compensation charge was taken as a result of the service-related and non-accelerated performance-related profits interests. The Company is recording compensation charges relating to the service-related profits interests over four years. The non-accelerated performance related profits interests vest based on affiliates of Kelso achieving certain multiples on their original investment in the assets of Eagle Ventures LLC through the receipt of distributions from Eagle Ventures LLC. The vesting occurs ratably upon achieving a return on investment ranging from two times to four times the original investment. To calculate the non-cash compensation charge that is reflected in the Company's income statement for the non-accelerated performance-related profits interests, the Company has assumed that these profits interests will vest four years after their issuance. The Company is therefore recording compensation charges relating to such profits interests over four years.

     If the September 30, 2005 stock price is $13.50 per share (the stock price at June 30, 2005), the total non-cash compensation charge for the third quarter of 2005 for the service-related profits interests and performance-related profits interest would be approximately $0.8 million.

     The non-cash compensation charge will be recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges will be based on the fair value of the profits interests which will be "marked to market" at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests will be recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance-related profits interests will be adjusted prospectively as a change in estimate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the Company's financial condition and results of operations for the period ended June 30, 2005. This section should be read in conjunction with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

     This discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as "believe," "estimate," "project," "intend," "expect," "plan," "anticipate," and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently increased to historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

GENERAL

     We are Eagle Bulk Shipping Inc., a newly formed Marshall Islands corporation headquartered in New York City. We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt and transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. We own a modern fleet of Handymax dry bulk vessels that we have purchased or agreed to purchase from unrelated third parties. As of June 30, 2005, we had taken delivery of nine vessels and in July 2005 we took delivery of our tenth vessel. We expect to take delivery of the remaining eleventh vessel in August 2005. Our 11 vessel fleet has a combined carrying capacity of 540,816 dwt and an average age of six years as of June 2005, as compared to an average age for the world Handymax dry bulk fleet of over 15 years.

     We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type - Handymax dry bulk carriers. Our strategy is to charter our vessels primarily pursuant to one to three year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters.

Results of Operations

     We commenced vessel operations during the three months ended June 30, 2005. Accordingly, no comparisons can be made with previous periods.

Factors Affecting Our Results of Operations

     We believe that the important measures for analyzing future trends in our results of operations consist of the following:

                                                         Three Months ended June
                                                         -----------------------
                                                                 30, 2005
                                                                 --------
                   Ownership Days.......................           490
                   Available Days.......................           479
                   Operating Days.......................           477
                   Fleet Utilization....................           99.6%

     o Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

     o Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues.

     o Operating days: We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

     o Fleet utilization: We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company's efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning.

     o TCE rates. We define TCE rates as our voyage and time charter revenues less voyage expenses during a period divided by the number of our available days during the period, which is consistent with industry standards. TCE rate is a standard shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charter hire rates for vessels on voyage charters are generally not expressed in per day amounts while charter hire rates for vessels on time charters generally are expressed in such amounts.

     Voyage and Time Charter Revenue

     Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of the daily charter hire rates that our vessels earn under charters, which, in turn, are affected by a number of factors, including:

     o    the duration of our charters;
     o    our decisions relating to vessel acquisitions and disposals;
     o    the amount of time that we spend positioning our vessels;
     o the amount of time that our vessels spend in dry-dock undergoing repairs;
     o    maintenance and upgrade work;
     o    the age, condition and specifications of our vessels;
     o    levels of supply and demand in the dry bulk shipping industry; and
     o other factors affecting spot market charter rates for dry bulk carriers.

     As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

     Net revenues for the three month period ended June 30, 2005 of $10,615,879 included brokerage commissions of $665,532 and $205,000 in amortization of prepaid charter revenue. For the period ended June 30, 2005, 100% of our revenues were earned from time charters.

     Voyage Expenses

     When we employ our vessels on voyage charters, we will incur expenses that include port and canal charges, bunker (fuel oil) expenses and commissions. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessels. We expect that port and canal charges and bunker expenses will represent a relatively small portion of our vessels' overall expenses because all our vessels are currently employed under time charters that require the charterer to bear all of those expenses.

     Vessel Expenses

     For the three month period ended June 30, 2005, total vessel expenses incurred amounted to $3,066,188. These costs include $1,513,339 in vessel operating costs, $1,187,551 in delivery and pre-operating costs associated with the take-over of the acquired vessels including providing the newly acquired vessels with initial provisions and stores, and $365,298 in costs associated with vessel onboard inventory stocks.

     Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees. With regard to vessel operating expenses, we have entered into management agreements for each of our vessels with V. Ships Management Ltd, our independent technical manager. In conjunction with our management, V. Ships has established an operating expense budget for each vessel and performs the technical management of our vessels. All deviations from the budgeted amounts are for our account.

     We pay our technical manager, V. Ships, a fixed management fee of $8,333 per month for each vessel in our operating fleet in respect of which it provides technical management services. These fees are included in Vessel Operating Expenses. Technical management services include managing day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, supervising the maintenance and general efficiency of vessels, arranging the hire of qualified officers and crew, arranging dry-docking and repairs, purchasing stores, supplies, spare parts and new equipment, appointing supervisors and technical consultants and providing technical support.

     Our vessel operating expenses, which generally represent costs under the vessel operating budgets, cost of insurance and vessel registry and other regulatory fees, will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, may also cause these expenses to increase, including, for instance, developments relating to market prices for insurance and lubricants.

     Depreciation and Amortization

     The cost of our vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton, which we believe is common in the dry bulk shipping industry. Our depreciation charges will increase as our fleet is enlarged which will also lead to an increase of ownership days. For the three month period ended June 30, 2005, total depreciation charges recorded amounted to $2,020,572.

     Amortization expense for the quarter ended June 30, 2005 amounted to $1,130,713 which relates to financing costs associated with the existing term loan.

     General and Administrative Expenses

     General and Administrative Expenses for the three-months ended June 30, 2005 amounted to $663,034. We incur general and administrative expenses, which include recurring costs relating to our onshore vessel related expenses such as legal and professional expenses and administrative and other expenses. These recurring administrative costs which amounted to $363,327 in the three months ended June 30, 2005 include payroll and expenses relating to our executive officers, office rent and expenses and directors and officers insurance. We expect general and administrative expenses to increase as our fleet is enlarged. General and Administrative expenses also include non-recurring costs relating to the formation of the our company and related advisory costs, and these costs amounted to $299,707 for the quarter ended June 30, 2005.

     Financial Advisory Fees

     We have recorded an expense of $5,175,046 in the second quarter of 2005 in connection with an investment banking and financial advisory fee paid to Kelso & Company, L.P. ("Kelso") and certain non-management affiliates of Eagle Ventures LLC pursuant to the financial advisory agreement that we entered into with Kelso & Company, L.P. This fee was payable in connection with Kelso assisting us in our formation, strategic planning, obtaining debt and equity financing and acquiring vessels. In addition, we have recorded an expense of $1,000,000 in connection with a payment made to Kelso in order to terminate certain of our obligations under the financial advisory agreement including our obligation to pay an annual $500,000 fee thereunder.

     Non-Cash Compensation Expense

     Members of the Company's management have been awarded profits interests (and in the future others having senior management and/or strategic planning-type responsibilities may be awarded similar profits interests) in Eagle Ventures LLC that may entitle such persons to an economic interest of up to 16.7% on a fully diluted basis (assuming all profits interests were vested) in any appreciation in the value of the assets of Eagle Ventures LLC (including shares of the Company's common stock owned by Eagle Ventures LLC when sold). In all, one-fourth of the profits interests are service-related and vest in equal three-month installments over four years (the vesting of such service-related profits interests is subject to continued employment with Eagle Ventures LLC or its affiliates at the end of each such three-month period), and the remaining profits interests are performance-related. Pursuant to an amendment to the Eagle Ventures LLC limited liability company agreement, 44% of the performance-related profits interests became fully vested upon the consummation of the Company's initial public offering (or an economic interest in approximately 6.2% of the appreciation of the assets of Eagle Ventures LLC on a fully diluted basis taking into account the vesting of only such profits interests), and the remaining portion of the performance-related profits interests will vest based on affiliates of Kelso achieving certain multiples on their original indirect investment in the Company, subject to an internal rate of return minimum. Retention of the non-accelerated performance-related profits interests is subject to continued employment with Eagle Ventures LLC or its affiliates.

     The vesting of profits interests may be further accelerated in the future by the compensation committee of Eagle Ventures LLC. These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute direct holders of the Company's common stock. However, the Company's income statement reflects non-cash charges for compensation related to the profits interests.

     For the quarter ended June 30, 2005, the Company recorded a non-cash compensation charge of $7.6 million. Of that charge, approximately $7.2 million relates to the portion of the performance-related profits interests that vested upon consummation of the Company's initial public offering. The remaining $0.4 million non-cash compensation charge was taken as a result of the service-related and non-accelerated performance-related profits interests. The Company is recording compensation charges relating to the service-related profits interests over four years. The non-accelerated performance related profits interests vest based on affiliates of Kelso achieving certain multiples on their original investment in the assets of Eagle Ventures LLC through the receipt of distributions from Eagle Ventures LLC. The vesting occurs ratably upon achieving a return on investment ranging from two times to four times the original investment. To calculate the non-cash compensation charge that is reflected in the Company's income statement for the non-accelerated performance-related profits interests, the Company has assumed that these profits interests will vest four years after their issuance. The Company is therefore recording compensation charges relating to such profits interests over four years.

     If the September 30, 2005 stock price is $13.50 per share (the stock price at June 30, 2005), the total non-cash compensation charge for the third quarter of 2005 for the service-related profits interests and performance-related profits interest would be approximately $0.8 million.

     The non-cash compensation charge will be recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges will be based on the fair value of the profits interests which will be "marked to market" at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests will be recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance-related profits interests will be adjusted prospectively as a change in estimate.

     Interest and Finance Costs

                                                            Three Months
                                                           ended June 30,
                                                                2005
                                                           --------------
     Loan Interest .....................................     $1,353,306
     Commitment Fees ...................................        141,355
     Eagle Ventures Note ...............................        608,222
     Amortization of Arrangement Fees ..................      1,130,713
                                                             ----------
     Total Interest Expense ............................     $3,233,596
                                                             ==========

     At the time of our initial public offering, we had term loan facilities with aggregate principal balances of $185,950,000. Concurrent with the initial public offering, we repaid $125,950,000 of the principal balance with part of the proceeds of the offering. Subsequent to the public offering, we borrowed $28,500,000 to fund the balance of the purchase price of the M/V Peregrine. From the facility's inception through June 30, 2005, interest rates ranged from 4.10% to 4.30%, including margins of 0.95% over the LIBOR. The weighted average effective interest rate was 4.15%.

     During the three month period ended June 30, 2005, we incurred $608,222 in interest costs associated with the promissory note in the amount of $58,730,434 issued in favor of Eagle Ventures LLC. Concurrent with the initial public offering, this note along with related interest charges was paid in full.

     Subsequent to June 30, 2005, the outstanding balance of $88,500,000 under the term loan facility was refinanced with a new ten year $330,000,000 credit facility. Upon receiving the commitment letter for the new credit facility we have paid $150,000 towards facility arrangement fees which is recorded under Deferred Financing Costs. Subsequent to June 30, 2005, we took delivery of our tenth vessel, the M/V Sparrow. The acquisition was funded in part with borrowings of $30,600,000 under the new credit facility. We expect to incur interest expense and additional financing costs under our new credit facility in connection with debt incurred to finance future vessel acquisitions.

     We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of June 30, 2005 we have entered into an interest rate swap contract for a notional amount of $100,000,000. This contract commences in September 2005 and matures in September 2010. Exclusive of a margin of 0.95%, the Company will pay 4.22% fixed-rate interest and receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). We record the fair value of the interest rate swap as an asset or liability in our financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income
(loss). Accordingly, $525,603 has been recorded in Other Assets in our financial statements as of June 30, 2005.

     In July 2005, we entered into an interest rate swap agreement with a notional amount of $30,000,000 which commences in September 2005 and matures in September 2010. Exclusive of a margin of 0.95%, the Company will pay 4.54% fixed-rate interest and receive floating-rate interest amounts based on three month LIBOR settings.

     EBITDA

     EBITDA represents operating earnings before extraordinary items, depreciation and amortization, interest expense, and income taxes, if any. EBITDA is included because it is used by certain investors to measure a company's financial performance. EBITDA is not an item recognized by GAAP and should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company's ability to satisfy its obligations including debt service, capital expenditures, and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, the definition of EBITDA used here may not be comparable to that used by other companies due to differences in methods of calculation.

     Our new credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the condensed consolidated statements of operations, to the Credit Agreement EBITDA:

                                                           Three Months ended
                                                             June 30, 2005
                                                           ------------------
     Net Loss ...........................................     $(12,088,544)
     Interest Expense ...................................        3,233,596
     Depreciation .......................................        2,020,572
                                                              ------------
     EBITDA .............................................       (6,834,376)
     Adjustments for Exceptional Items:
     Management and Other Fees to Affiliates (1) ........        6,175,046
     Non-cash Compensation Expense (2) ..................        7,640,847
                                                              ------------
     Credit Agreement EBITDA ............................       $6,981,517
                                                              ============

     (1)  One time charge (see Note 8 of our consolidated financial statements)
     (2) Management's participation in profits interests in Eagle Ventures LLC (see Note 11 of our consolidated financial statements)

Effects of Inflation

     The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, dry-docking expenses and general and administrative expenses.

Liquidity and Capital Resources

     Prior to our initial public offering, we funded our initial capital requirements with equity contributions, borrowings from Eagle Ventures and borrowings under our existing credit facility. As of June 30, 2005, Eagle Ventures had provided us with $40,843,662 in equity contributions, $58,730,404 in debt financing in the form of a promissory note, and we borrowed a total of $214,450,000 under our existing term loan facility in connection with vessel acquisitions. Our initial public offering on June 23, 2005 raised a total of $201,600,000, providing us with net proceeds of $186,529,290. We used the net proceeds from that offering primarily to repay the Eagle Ventures' promissory note in full along with accrued interest of $608,222, to repay $125,950,000 of outstanding principal under the existing term loan facility and to pay a $1,000,000 one time fee to Kelso to terminate certain of our obligations under a financial advisory agreement with Kelso & Company, L.P. We paid Kelso a $5,000,000 financial advisory fee and paid $175,046 to certain non-management affiliates of Eagle Ventures LLC pursuant to our financial advisory agreement with Kelso. In connection with our initial public offering, we entered into a new credit facility with our lender to refinance the remaining portion of our outstanding indebtedness under the term loan facility, fund vessel acquisitions and provide funds for working capital purposes.

     As of June 30, 2005, our cash balance was $10,970,963. In addition, $4,000,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements. We anticipate that internally generated cash flow and, if necessary, borrowings under our new credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for at least the next 12 months. We have the ability to borrow up to $10 million under our new credit facility for working capital purposes.

     It is our intention to fund our future acquisition related capital requirements initially through borrowings under our new credit facility and to repay all or a portion of such borrowings from time to time with the net proceeds of equity issuances. We believe that funds will be available to support our growth strategy, which involves the acquisition of additional vessels, and will allow us to pay dividends to our stockholders as contemplated by our dividend policy. Our policy is to declare quarterly dividends to stockholders in February, April, July and October in amounts that are substantially equal to our available cash from operations during the previous quarter less any cash reserves for dry-docking and working capital. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing which could affect our dividend policy.

New Credit Facility

     Subsequent to June 30, 2005, we entered into a new revolving credit facility. We used the facility to refinance indebtedness outstanding under our existing credit facility and fund vessel acquisitions and working capital requirements.

     The new credit facility has a facility limit of $330 million and a term of ten years. We will be permitted to borrow up to $150 million (i) to refinance up to $88.5 million of the indebtedness that we incurred under our existing credit facility to pay the balance of the purchase for the nine vessels that we have already acquired and (ii) to pay up to the entire balance of the purchase price of the two remaining vessels that we expect to acquire between July and August 2005. We are permitted to borrow up to $180 million, which amount includes amounts borrowed for working capital purposes as described below, in connection with future acquisitions of dry bulk carriers between 25,000 dwt and 85,000 dwt that are not older than 10 years. We will also be permitted to borrow up to $10 million at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time our ability to borrow amounts for working capital purposes will be subject to review and reapproval on an annual basis.

     Under the terms of the revolving credit agreement, the facility will be available in full for five years and there are no principal repayment obligations for the first five years. Over the remaining period of five years, the facility will reduce in semi-annual amounts of $20.5 million with a final reduction of $125 million occurring simultaneously with the last semi-annual reduction. The facility bears interest at LIBOR plus a margin of 0.95%. Our Company incurs a fee of 0.4% per annum on the unused portion of the revolving loan on a quarterly basis. Our Company also incurred an arrangement fee of $1,200,000 of which $150,000 was paid upon our acceptance of the commitment letter and recorded under Deferred Financing Costs in the financial statements as of June 30, 2005. The balance of the arrangement fee was paid upon the closing of the facility subsequent to the period ended June 30, 2005.

     Our ability to borrow amounts under the new credit facility will be subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 60% of the value of the vessels securing our obligations under the credit facility. Our ability to borrow such amounts, in each case, are subject to our lender's approval of the vessel acquisition. Our lender's approval will be based on the lender's satisfaction of our ability to raise additional capital through equity issuances in amounts acceptable to our lender and the proposed employment of the vessel to be acquired.

     Our obligations under the credit facility are secured by a first priority mortgage on each of the vessels in our fleet and such other vessels that we may from time to time include with the approval of our lender, a first assignment of all freights, earnings, insurances and requisition compensation. Our new credit facility also limits our ability to create liens on our assets in favor of other parties. We may grant additional security from time to time in the future.

     The new credit facility will contain financial covenants requiring us, among other things, to ensure that:

     o the aggregate market value of the vessels in our fleet that secure our obligations under the new credit facility, as determined by an independent shipbroker on a charter free basis, at all times exceeds 130% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements;

     o    our total assets minus our debt will not be less than $150 million;

     o our EBITDA, as defined in the credit agreement, will at all times be not less than 2x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and

     o we maintain with the lender $500,000 per vessel in addition to an amount adequate to meet anticipated capital expenditures for the vessel over a 12 month period.

     For the purposes of the new credit facility, our "total assets" are defined to include our tangible fixed assets and our current assets, as set forth in our consolidated financial statements, except that the value of any vessels in our fleet that secure our obligations under the new credit facility will be measured by their fair market value rather than their carrying value on our consolidated balance sheet.

     Our new credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant.

Contractual Obligations

     Capital Expenditures

     Our current commitments for capital expenditures for vessel acquisitions relate to our two undelivered Handymax dry bulk vessels. We have paid deposits of $7,018,100 towards the purchase price for the two vessels aggregating $70,181,000. Bank financing and operating cash will provide the remaining purchase price of $63,162,900 to be paid. One vessel, the M/V Sparrow, was delivered in July 2005 and the acquisition was funded in part with borrowings of $30,600,000 under the new credit facility. The other vessel, the M/V Osprey I, is expected to be delivered in August 2005 and we intend to finance the balance of the purchase price for that vessel with additional borrowings under our new credit facility and cash on hand.

     In addition to the vessel acquisitions, we have spent $640,000 on improvements to some of our acquired vessels. These improvements are expected to enhance the revenue earning capabilities of these vessels.

     In addition to acquisitions that we may undertake in future periods, other major capital expenditures include funding the Company's maintenance program of regularly scheduled dry docking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels that are younger than 15 years are to be dry docked every five years, while vessels 15 years or older are to be dry docked every 2.5 years. Over the next four quarters, we will incur additional capital expenditures when four of our 11 vessels undergo special or intermediate surveys. We believe that the estimated aggregate cost of these special survey and dry-dockings will be approximately $0.9 million. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which we believe will reduce our available days and operating days during that period.

     The following is a breakdown of the estimated dry-dock costs for the next four quarters with the allocation of anticipated off-hire days:

          -----------------------------------------------------------
          Quarter Ending              Off-hire Days   Projected Costs
          --------------              -------------   ---------------
          September 30, 2005........        --                --
          December 31, 2005.........        --                --
          March 31, 2006............        30         $0.45 million
          June 30, 2006.............        30         $0.45 million

          -----------------------------------------------------------

     Contracted Time Charter Revenue

     We have time charter contracts currently for all 11 vessels. The contracted time charter revenue schedule, as shown below, reduces future contracted revenue for any estimated off-hire days relating to dry-docks.

     The following table represents certain information about the Company's revenue earning charters:

--------------------------------------------------------------------------------
                              Time Charter Expiration (1)        Daily Time
                              ---------------------------        ----------
Vessel      Delivered to                                        Charter Hire
------      ------------                                        ------------
            Charterer                                               Rate
            ---------                                               ----
Cardinal    April 19, 2005    March 2007 to June 2007              $26,500
Condor      April 30, 2005    November 2006 to March 2007          $24,000
Falcon      April 22, 2005    February 2008 to June 2008           $20,950
Griffon     June 3, 2005      February 2006 to April 2006          $28,000
Harrier     April 21, 2005    March 2007 to June 2007              $23,750
Hawk I      April 28, 2005    March 2007 to June 2007              $23,750
Kite        May 10, 2005      March 2006 to May 2006               $25,000
Osprey I    Expected August   May 2008 to September 2008           $21,000
            2005
Peregrine   July 1, 2005      October 2006 to January 2007         $24,000
Shikra      April 30, 2005    July 2006 to November 2006           $22,000
Sparrow     July 20, 2005     November 2006 to Feb 2007            $22,500

----------
(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

Off-balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company expects to manage this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company expects to use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs.

     As of June 30, 2005, the Company's debt consisted of $88,500,000 in term loans under bank mortgage agreements at a margin plus variable rates above the LIBOR. From the facility's inception through June 30, 2005, rates ranged from 4.10% to 4.30% (including margins). The weighted average effective interest rates was 4.15%.

     The Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of June 30, 2005 the Company has entered into an interest rate swap contract for a notional amount of $100,000,000. This contract commences in September 2005 and matures in September 2010. Exclusive of a margin of 0.95%, the Company will pay 4.22% fixed-rate interest and receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). The Company records the fair value of the interest rate swap as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income (loss). At June 30, 2005, the Company recorded an asset of $525,603 which is included in Other Assets in the accompanying balance sheet.

     In July 2005, the Company entered into an interest rate swap agreement with a notional amount of $30,000,000 which commences in September 2005 and matures in September 2010. Exclusive of a margin of 0.95%, the Company will pay 4.54% fixed-rate interest and receive floating-rate interest amounts based on three month LIBOR settings.

Currency and Exchange Rates

     We generate all of our revenues in U.S. dollars. The majority of our operating expenses and the entirety of our management expenses are in U.S. dollars. We do not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations.

Item 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, summarized and processed within time periods specified in the SEC's rules and forms. As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

     During the last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

We are not aware of any legal proceedings or claims to which we or our subsidiaries are party or of which our property is subject. From time to time in the future, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) UNREGISTERED SALES OF EQUITY SECURITIES.

     The Company is a holding company incorporated on March 23, 2005, under the laws of the Republic of the Marshall Islands. Following incorporation, the Company merged with Eagle Holdings LLC, a Marshall Islands limited liability company formed on January 26, 2005, and became a wholly owned subsidiary of Eagle Ventures LLC, a Marshall Islands limited liability company. Eagle Ventures LLC is owned by Kelso Investments Associates VII, L.P. and KEP VI, LLC, both affiliates of Kelso & Company, L.P., members of management and outside investors. The merger was accounted for as a reorganization of entities under common control. Immediately following the completion of the Company's initial public offering, Eagle Ventures LLC owned approximately 47% of the Company's outstanding common stock. Eagle Ventures LLC is 92.6% owned by affiliates of Kelso & Company, L.P.

     On March 31, 2005, in connection with our formation, we sold 250 shares of our common stock, par value $.01 per share, to Eagle Ventures LLC for an aggregate purchase price of $250. On March 31, 2005, in connection with the merger of Eagle Holdings LLC with and into our Company, all of the issued and outstanding membership interests in Eagle Holdings LLC (which were held by Eagle Ventures LLC) were converted into and exchanged for, and we issued 250 shares of our common stock, par value $.01 per share, to Eagle Ventures LLC. An additional $21,384 was recorded as a subscription receivable. On June 14, 2005 the Company effected a 25,500 for 1 stock split in the form of a stock dividend. As a result of the stock split, Eagle Ventures LLC received, in the form of a stock dividend, 12,749,500 additional shares of our common stock. As of March 31, 2005, Eagle Ventures LLC had made equity contributions to the Company (as successor to Eagle Holdings LLC) of $40,822,278.

     The sales of the above securities were exempt from the registration requirements of the Securities Act, in reliance on Section 4(2) of the Securities Act, Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. There were no underwriters involved in connection with the sale of the above securities.

     On June 23, 2005, the Company completed its initial public offering by issuing and selling to the public 14,400,000 common shares, par value $0.01 per share, at a price to the public of $14.00 per share, raising gross proceeds of $201,600,000 before deduction of underwriting discounts, commissions and expenses of $15,070,710. These shares were issued on the basis of the prospectus to which the Company's Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on April 5, 2005, as amended, relates and the foregoing transactions are described in greater detail therein. The managing underwriters of the Company's initial public offering were UBS Securities LLC, Bear Sterns & Co. Inc., Citigroup Global Markets Inc. and Credit Suisse First Boston LLC.

(b) USE OF PROCEEDS. The Company used $185,228,656 of the net proceeds from the offering to repay $125,950,000 of the indebtedness under the existing loan facility and $59,338,656 owed to Eagle Ventures under a promissory note, including accrued interest.

     Except as otherwise noted above in this Item 2, none of the payments made with the proceeds from the Company's initial public offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning 10 percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

     (c) WORKING CAPITAL RESTRICTIONS. A description of working capital restrictions and other limitations on payment of dividends are set forth in Item 2 of Part I of this Form 10-Q.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

                                  EXHIBIT INDEX

        Exhibit
        Number                              Description
        ------------------------------------------------------------------------
          3.1       Amended and Restated Articles of Incorporation of the
                    Company*
          3.2       Amended and Restated Bylaws of the Company*
          10.1      Form of Registration Rights Agreement*
          10.2      Form of Management Agreement*
          10.3      Form of Current Credit Facility Agreement*
          10.4      Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan*
          10.5      Employment Agreement for Mr. Sophocles N. Zoullas*
          10.6 Form of Second Amended and Restated Limited Liability Company Agreement of Eagle Ventures LLC*
          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

----------
* Incorporated by reference to the Company's Registration Statement filed on Form S-1 (File No. 333-123817) with the Securities and Exchange Commission on June 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

--------------------------------------------------------------------------------
(REGISTRANT)
Date: August 15, 2005
By: /s/Sophocles N. Zoullas

--------------------------------------------------------------------------------
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer

Date: August 15, 2005
By: /s/Alan S. Ginsberg

--------------------------------------------------------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Treasurer

25083.0001 #594140