Form 10-Q
period 2005-09-30
Eagle Bulk Shipping Inc.
filed 2005-11-15
CIK 1322439

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

          (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                                                       Commission File Number
                                                             000-51366
                                                             ---------

                            EAGLE BULK SHIPPING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Republic of the Marshall Islands                        98-0453513
------------------------------------------         -----------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      29 Broadway, New York, New York                          10006
------------------------------------------         -----------------------------
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

                               YES |X|      NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               YES |_|      NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Common Stock, par value $0.01 per share 32,650,000 shares outstanding as of November 11, 2005.

                            EAGLE BULK SHIPPING INC.
                                      INDEX

                                                                            Page
                                                                            ----

PART I: FINANCIAL INFORMATION

     Item 1- Financial Statements
          Consolidated Balance Sheets
            as of September 30, 2005 (unaudited) and June 30, 2005...........  3

          Consolidated Statements of Operations
            (unaudited) for the three months ended September 30, 2005
            and for the period from January 26, 2005 (inception)
            to September 30, 2005............................................  4

          Consolidated Statement of Stockholders' Equity
            (unaudited) for the period from January 26, 2005
            (inception) to September 30, 2005................................  5

          Consolidated Statement of Cash Flows (unaudited)
            for the period from January 26, 2005 (inception)
            to September 30, 2005............................................  6

          Notes to Consolidated Financial
            Statements (unaudited)...........................................  7

     Item 2- Management's Discussion and Analysis of
               Financial Condition and Results of Operation.................. 18

     Item 3- Quantitative and Qualitative Disclosures about
               Market Risk................................................... 31

     Item 4- Controls and Procedures......................................... 32

PART II: OTHER INFORMATION

     Item 1- Legal Proceedings............................................... 33
     Item 2- Unregistered Sales of Equity Securities and Use of Proceeds..... 33
     Item 3- Defaults upon Senior Securities................................. 33
     Item 4- Submission of Matters to a Vote of Security Holders............. 33
     Item 5- Other Information............................................... 33
     Item 6- Exhibits........................................................ 33

SIGNATURES

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements

                            EAGLE BULK SHIPPING INC.
                           CONSOLIDATED BALANCE SHEETS
                                                         September 30,      June 30,
                                                             2005             2005
                                                         -------------    -------------
                                                          (Unaudited)
ASSETS:
Current Assets:
  Cash and cash equivalents ..........................     $21,175,132      $10,970,963
  Accounts Receivable ................................          54,153           22,034
  Interest Receivable ................................          49,278               --
  Prepaid Charter Revenue ............................         824,000        1,284,000
  Prepaid Expenses ...................................         783,946          186,373
                                                         -------------    -------------
     Total Current Assets ............................      22,886,509       12,463,370
Fixed Assets:
  Advances for Vessel Acquisitions ...................       7,000,000        7,018,100
  Advances for Vessel Improvements ...................              --          640,000
  Vessels at cost, net of Accumulated Depreciation
    of $5,879,515 and $2,020,572 at September 30, 2005
    and June 30, 2005, respectively ..................     360,674,668      292,563,221
                                                         -------------    -------------
     Total Fixed Assets ..............................     367,674,668      300,221,321
Restricted Cash ......................................       5,500,000        4,000,000
Other Assets and Deferred Charges ....................       2,812,399          776,105
                                                         -------------    -------------
Total Assets .........................................    $398,873,576     $317,460,796
                                                         =============    =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable ...................................      $1,906,956       $2,945,310
  Accrued Liabilities ................................         985,411          666,759
  Deferred Revenue ...................................       1,720,000          914,000
  Unearned Charter Hire Revenue ......................       2,507,425        1,790,082
                                                         -------------    -------------
     Total Current Liabilities .......................       7,119,792        6,316,151
Long-term Debt .......................................     157,000,000       88,500,000
                                                         -------------    -------------
Total Liabilities ....................................     164,119,792       94,816,151
Commitment and Contingencies
Stockholders' Equity :
  Preferred Stock, $.01 par value, 25,000,000 shares
    authorized, none issued ..........................              --               --
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 27,150,000 and 12,750,000 shares
    issued and outstanding, respectively .............         271,500          271,500
  Additional Paid-In Capital .........................     238,478,004      234,742,299
  Accumulated Deficit ................................      (5,500,468)     (12,894,757)
  Accumulated Other Comprehensive Income .............       1,504,748          525,603
                                                         -------------    -------------
     Total Stockholders' Equity ......................     234,753,784      222,644,645
                                                         -------------    -------------
Total Liabilities & Stockholders' Equity .............    $398,873,576     $317,460,796
                                                         =============    =============

----------
The accompanying notes are an integral part of these Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                            Period from
                                                                            January 26,
                                                            Three Months       2005
                                                               ended        (inception)
                                                              September    to September
                                                              30, 2005       30, 2005
                                                            ------------   ------------
Revenues, net of commissions ..........................      $21,137,615    $31,753,494

Vessel Expenses .......................................        3,732,726      6,848,124
Depreciation ..........................................        3,858,943      5,879,515
General and Administrative Expenses ...................          833,384      2,253,421
Management and Other Fees to Affiliates ...............               --      6,175,046
Non-cash Compensation Expense .........................        3,735,705     11,376,552
                                                            ------------   ------------
  Total Operating Expenses ............................       12,160,758     32,532,658
                                                            ------------   ------------

Operating Income/(Loss) ...............................        8,976,857       (779,164)

Interest Expense ......................................        1,727,416      4,961,012
Interest Income .......................................         (144,848)      (239,708)
                                                            ------------   ------------
  Net Interest Expense ................................        1,582,568      4,721,304
                                                            ------------   ------------

Net Income/(Loss) .....................................       $7,394,289    $(5,500,468)
                                                            ============   ============

Income/(Loss) per Common Share - Basic and Diluted ....            $0.27         $(0.30)
                                                            ============   ============
Weighted Average Shares Outstanding - Basic and Diluted       27,150,000     18,498,387
                                                            ============   ============

----------
The accompanying notes are an integral part of these Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
             FROM JANUARY 26, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)
                                               Additional                                        Other          Total
                                    Common       Paid-In     Subscription     Accumulated    Comprehensive   Stockholders'
                                    Shares       Capital      Receivable        Deficit          Income         Equity
                                   --------   ------------   -------------    -----------    -------------   -------------
Balance at January 26, 2005 ..     $     --   $         --   $          --    $        --    $       --      $         --
Comprehensive Income (Loss):
   Net Loss ..................           --             --              --     (5,500,468)           --        (5,500,468)
   Net Unrealized gains on
   derivatives ...............           --             --              --             --     1,504,748         1,504,748
                                                                                                             ------------
Comprehensive (Loss) .........           --             --              --             --            --        (3,995,720)
Issuance of Common Stock and
   Capital Contributions .....      127,500     40,716,162         (21,384)            --            --        40,822,278
Capital Contributions ........           --             --          21,384             --            --            21,384
Initial Public Offering, net
   of issuance costs .........      144,000    186,385,290              --             --            --       186,529,290
Non-cash Compensation ........           --     11,376,552              --             --            --        11,376,552

Balance at September 30, 2005      $271,500   $238,478,004   $          --    $(5,500,468)   $1,504,748      $234,753,784
                                   --------   ------------   -------------    -----------    ----------      ------------

----------
The accompanying notes are an integral part of these Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FROM JANUARY 26, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

Cash Flows from Operating Activities
Net Loss ......................................................     $(5,500,468)
Adjustments to Reconcile Net Loss to Net Cash
provided by Operating Activities:
Items included in net income not affecting cash flows:
   Depreciation ...............................................       5,879,515
   Amortization of Deferred Financing Costs ...................       1,195,456
   Amortization of Prepaid Charter Revenue ....................         328,500
   Non-cash Compensation Expense ..............................      11,376,552
Changes in Operating Assets and Liabilities:
   Accounts Receivable ........................................         (54,153)
   Interest Receivable ........................................         (49,278)
   Prepaid Revenue ............................................      (1,489,000)
   Prepaid Expenses ...........................................        (783,946)
   Accounts Payable ...........................................       1,906,956
   Accrued Expenses ...........................................         985,411
   Deferred Revenue ...........................................       2,056,500
   Unearned Charter Hire Revenue ..............................       2,507,425
                                                                    -----------
Net Cash Provided by Operating Activities .....................      18,359,470
Cash Flows from Investing Activities
   Advances for Vessel Acquisition ............................      (7,000,000)
   Purchase of Vessels ........................................    (365,733,279)
   Vessel Improvements ........................................        (820,904)
                                                                    -----------
Net Cash Used in Investing Activities .........................    (373,554,183)
Cash Flows from Financing Activities
   Capital Contribution .......................................      40,843,662
   Issuance of Common Stock in initial public offering ........     201,600,000
   Equity Issuance Costs ......................................     (15,070,710)
   Bank Borrowings ............................................     282,950,000
   Repayment of Bank Debt .....................................    (125,950,000)
   Increase in Restricted Cash ................................      (5,500,000)
   Deferred Financing Costs ...................................      (2,503,107)
   Borrowings from Eagle Ventures LLC .........................      58,730,434
   Repayment of Eagle Ventures LLC  Note ......................     (58,730,434)
                                                                    -----------
Net Cash Provided by Financing Activities .....................     376,369,845
Net Increase in Cash ..........................................      21,175,132
Cash at Beginning of Period ...................................              --
                                                                    -----------
Cash at End of Period .........................................     $21,175,132
                                                                    ===========

Supplemental Cash Flow Information :
   Cash paid during the period for Interest (including Fees) ..      $3,218,772

The accompanying notes are an integral part of these Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Basis of Presentation and General Information:

     The accompanying unaudited interim consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The Company's fleet is comprised of Handymax bulk carriers and the Company operates its business in one business segment.

     The Company is a holding company incorporated on March 23, 2005, under the laws of the Republic of the Marshall Islands. Following incorporation, the Company merged with Eagle Holdings LLC, a Marshall Islands limited liability company formed on January 26, 2005, and became a wholly-owned subsidiary of Eagle Ventures LLC, a Marshall Islands limited liability company. Eagle Ventures LLC is owned by Kelso Investments Associates VII, L.P. and KEP VI, LLC, both affiliates of Kelso & Company, L.P. ("Kelso"), members of management and outside investors. The merger was accounted for as a reorganization of entities under common control. Immediately following the completion of the Company's initial public offering, Eagle Ventures LLC owned approximately 47% of the Company's outstanding common stock. Eagle Ventures LLC is 92.6% owned by affiliates of Kelso.

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

     On June 23, 2005, the Company completed its initial public offering by issuing and selling to the public 14,400,000 shares of common stock, par value $0.01 per share, at a price to the public of $14.00 per share, raising gross proceeds of $201,600,000 before deduction of underwriting discounts, commissions and expenses of $15,070,710. The Company used $185,288,656 of the net proceeds from the offering to repay $125,950,000 of the indebtedness under its then existing loan facility and $59,338,656 owed to Eagle Ventures LLC under a promissory note, including accrued interest.

     The Company is the sole owner of all of the outstanding shares of the Marshall Island incorporated wholly-owned subsidiaries listed below. The primary activity of each of these subsidiaries is the ownership of a vessel.

--------------------------------------------------------------------------------------------------

                                        LLC           Owner of
Company                            Agreement Date      Vessel      dwt.    Built   Vessel Acquired
-------                            --------------      ------      ----    -----   ---------------
Cardinal Shipping LLC........... March 17, 2005       Cardinal    55,408    2004   April 18, 2005
Condor Shipping LLC............. January 28, 2005     Condor      50,296    2001   April 29, 2005
Falcon Shipping LLC............. January 28, 2005     Falcon      50,296    2001   April 21, 2005
Griffon Shipping LLC............ March 17, 2005       Griffon     46,635    1995   June 1, 2005
Harrier Shipping LLC............ January 28, 2005     Harrier     50,296    2001   April 19, 2005
Hawk Shipping LLC............... January 28, 2005     Hawk I      50,296    2001   April 26, 2005
Kite Shipping LLC............... February 24, 2005    Kite        47,195    1997   May 9, 2005
Osprey Shipping LLC............. February 24, 2005    Osprey I    50,206    2002   August 31, 2005
Peregrine Shipping LLC.......... March 17, 2005       Peregrine   50,913    2001   June 30, 2005
Shikra Shipping LLC............. March 17, 2005       Shikra      41,096    1984   April 29, 2005
Sparrow Shipping LLC............ February 24, 2005    Sparrow     48,220    2000   July 19, 2005
Merlin Shipping LLC............. September 21, 2005   Merlin      50,296    2001   October 26, 2005
Heron Shipping LLC.............. September 21, 2005   Heron (1)   52,827    2001   Expected in
                                                                                   December 2005

----------
(1) The Company has agreed to purchase this vessel from an unrelated third party and expects to take delivery of the vessel in December 2005.

     Commercial and strategic management of the fleet is carried out by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company.

The following table represents certain information about the Company's revenue earning charters:

--------------------------------------------------------------------------------

                                                                     Daily Time
               Delivered to                                         Charter Hire
Vessel         Charterer            Time Charter Expiration (1)          Rate
------         ---------            ---------------------------          ----
Cardinal       April 19, 2005       March 2007 to June 2007            $26,500
Condor         April 30, 2005       November 2006 to March 2007        $24,000
Falcon         April 22, 2005       February 2008 to June 2008         $20,950
Griffon        June 3, 2005         February 2006 to April 2006        $28,000
Harrier        April 21, 2005       March 2007 to June 2007            $23,750
Hawk I         April 28, 2005       March 2007 to June 2007            $23,750
Kite           May 10, 2005         March 2006 to May 2006             $25,000
Osprey I (2)   September 1, 2005    July 2008 to November 2008         $21,000
Peregrine      July 1, 2005         October 2006 to January 2007       $24,000
Shikra         April 30, 2005       July 2006 to November 2006         $22,000
Sparrow        July 20, 2005        November 2006 to February 2007     $22,500
Merlin         October 26, 2005     October 2007 to December 2007      $24,000
Heron (3)      Expected in          December 2007 to February 2008     $24,000
               December 2005

----------
(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(2) The charterer of the Osprey I has an option to extend the charter period by up to 26 months at a daily time charter hire rate of $25,000

(3) The Company has agreed to purchase this vessel from an unrelated third party and expects to take delivery of the vessel in December 2005. The time charter is scheduled to commence immediately upon the delivery of the vessel and the expiration date assumes that the vessel is delivered as scheduled.

     During the three-month and year-to-date periods ended September 30, 2005, three charterers individually accounted for more than 10% of the Company's time charter revenue as follows:

                                          Three Months ended
     Charterer                            September 30, 2005   Year-To-Date
     ---------                            ------------------   ------------

     Charterer A......................          20.2%             17.5%
     Charterer B......................          19.6%             22.4%
     Charterer C......................          10.9%             12.9%

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statements on Form S-1.

     The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

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

     (l) Financing Costs: Fees incurred for obtaining new loans or refinancing existing loans are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing is made.

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

     (p) Protection and Indemnity Insurance: The vessels' Protection and Indemnity Insurance is subject to additional premiums referred to as "back calls" or "supplemental calls" which are accounted for on an accrual basis.

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

     (v) Comprehensive Income: Comprehensive (loss)/income for the period from January 26, 2005 (inception) to September 30, 2005 and for the three months ended September 30, 2005 was $(3,995,720) and $8,899,037, respectively.

Note 3. Recent Accounting Pronouncements

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

Note 4. Advances for Vessel Acquisitions

     As of September 30, 2005, the Company through its subsidiaries had entered into contracts to purchase two second-hand Supramax dry bulk vessels from an unrelated third party owner with an aggregate contracted price of $70,000,000. As of September 30, 2005, the Company had made deposits in the amount of $7,000,000, representing 10% of the purchase price for the two vessels. At September 30, 2005, the unpaid balance of the purchase price for the two vessels was $63,000,000.

Note 5. Vessels

     As of September 30, 2005, the Company had acquired 11 vessels at a total cost of $366,554,183. These costs consist of the total contracted purchase price of $364,877,903, $820,904 in vessel improvements, $287,876 in additional costs relating to the acquisition of the vessels, and $567,500 in deferred charter revenue adjustments relating to the assumption of time charters associated with several of the acquired vessels.

Note 6. Accrued Liabilities

     Accrued liabilities consists of:

                                              September 30, 2005   June 30, 2005
                                              ------------------   -------------

Interest and Other Financing Costs............          $546,784        $430,984
Vessel Operating Expenses ....................           265,235         121,854
General and Administrative Expenses ..........           173,392         113,921
                                                         -------         -------
Total Accrued Liabilities ....................          $985,411        $666,759
                                                        ========        ========

Note 7. Long-Term Debt

     The Company's subsidiaries initially entered into a term loan facility with an aggregate principal balance of $185,950,000. Concurrent with its initial public offering, the Company used part of the proceeds from the initial public offering to repay $125,950,000 of the principal balance under the term loan facility.

     Subsequent to the Company's initial public offering, on June 30, 2005, the Company borrowed $28,500,000 under its term loan facility to fund the balance of the purchase price of its ninth vessel, M/V Peregrine.

     In July 2005, the Company entered into a 10-year $330,000,000 revolving credit facility. As of September 30, 2005 the Company had borrowed $157,000,000 under this credit facility to (i) refinance its $88,500,000 of outstanding indebtedness under its term loan facility, (ii) pay the balance of the purchase price for its tenth and eleventh vessels, M/V Sparrow and M/V Osprey I, acquired in July and August 2005, which amounted to $61,500,000, and (iii) fund $7,000,000 in deposits representing 10% of the purchase prices for its twelfth and thirteenth vessels, M/V Merlin and M/V Heron, which were contracted for during the third quarter of 2005. The M/V Merlin was delivered on October 26, 2005 and the Company funded the balance of the purchase price of $31,500,000 for the vessel with borrowings from its revolving credit facility. The M/V Heron is expected to be delivered in the fourth quarter of 2005.

     The Company is permitted to borrow the remaining capacity of $173,000,000, including amounts borrowed for working capital purposes as described below, in connection with future acquisitions of dry bulk carriers between 25,000 dwt and 85,000 dwt that are not older than 10 years. The Company is permitted to borrow up to $10,000,000 at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time the Company's ability to borrow amounts for working capital purposes is subject to review and reapproval on an annual basis.

     Under the terms of the revolving credit agreement, the facility will be available in full for five years and there are no principal repayment obligations for the first five years. Over the remaining period of five years, the amount available under the facility will reduce in semi-annual amounts of $20,500,000 with a final reduction of $125,000,000 occurring simultaneously with the last semi-annual reduction. The credit facility bears interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.95%.

     The Company paid an arrangement fee of $1,200,000 in connection with the credit facility. In addition, the Company must pay a commitment fee of 0.4% per annum on the unused portion of the revolving credit facility on a quarterly basis.

     The Company's ability to borrow amounts under the credit facility is subject to satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 60% of the value of the vessels securing the Company's obligations under the credit facility. The Company's ability to borrow such amounts, in each case, is subject to the lender's approval of the vessel acquisition. The lender's approval will be based on the lender's satisfaction of the Company's ability to raise additional capital through equity issuances in amounts acceptable to the lender and the proposed employment of the vessel to be acquired.

     The Company's obligations under the credit facility are secured by a first priority mortgage on each of the vessels in its fleet and such other vessels that it may from time to time include with the approval of the lender, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to the vessels. The Company's credit facility also limits its ability to create liens on its assets in favor of other parties. The Company may grant additional securities from time to time in the future.

     The credit facility contains financial covenants requiring the Company, among other things, to ensure that: (1) the aggregate market value of the vessels in the Company's fleet that secure its obligations under the credit facility, as determined by an independent shipbroker on a charter-free basis, at all times exceeds 130% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements; (2) the Company's total assets minus debt will not be less than $150,000,000; (3) the Company's EBITDA, as defined in the credit agreement, will at all times be not less than 2x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and (4) the Company maintains with the lender $500,000 per vessel in addition to an amount adequate to meet anticipated capital expenditures for the vessel over a 12 month period. These cash deposits are recorded in Restricted Cash.

     For the purposes of the credit facility, the Company's "total assets" includes its tangible fixed assets and its current assets, as set forth in the consolidated financial statements, except that the value of any vessels in its fleet that secure its obligations under the credit facility are measured by their fair market value rather than their carrying value on its consolidated balance sheet.

     The Company's credit facility permits it to pay dividends in amounts up to its earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant.

     As of September 30, 2005, the Company's debt consisted of $157,000,000 in borrowings under the credit facility. After taking delivery of the M/V Merlin on October 26, 2005, the Company's debt consisted of $188,500,000 in borrowings under the credit facility. Subsequently, the Company repaid $38,500,000 of the outstanding debt with a portion of the proceeds from the sale of common stock (see Note 13) reducing its outstanding debt to $150,000,000.

     From the inception of the Company's debt through September 30, 2005, interest rates ranged from 4.10% to 5.49%, including a margin of 0.95% over LIBOR. The weighted average effective interest rate was 4.39%.

     Interest Expense consists of :

                                                              Period from
                                                           January 26, 2005
                                                            (inception) to
                                                            September 30,
                                                                 2005
                                                           ----------------

     Loan Interest ..................................           $ 2,821,079
     Commitment Fees.................................               336,255
     Eagle Ventures Note Interest (see Note 8).......               608,222
     Amortization of Deferred Financing Costs........             1,195,456
                                                                -----------
     Total Interest Expense .........................           $ 4,961,012
                                                                ===========

     Interest-Rate Swaps

     The Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of September 30, 2005, the Company had entered into interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000. These contracts mature in September 2010. Exclusive of a margin of 0.95%, the Company will pay 4.22% and 4.54% fixed-rate interest, respectively, and receive floating-rate interest amounts based on three-month LIBOR settings. The Company records the fair value of the interest rate swap as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income (loss). At September 30, 2005, the Company recorded an asset of $1,504,748 which is included in Other Assets in the accompanying balance sheet.

Note 8. Related Party Transactions

     The Company borrowed $58,730,434 from Eagle Ventures LLC. This borrowing bore interest at 7%. Such amount was repaid along with interest amounting to $608,222 upon the closing of the Company's initial public offering.

     The Company had a financial advisory agreement dated February 1, 2005 with Kelso. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The agreement also provided that Kelso would be paid certain fees in connection with other services. The Company paid $5,175,046 in fees to Kelso and certain non-management affiliates of Eagle Ventures LLC for investment banking services pursuant to the financial advisory agreement. This fee was payable in connection with Kelso assisting the Company in its formation, strategic planning, obtaining debt and equity financing and acquiring vessels, and this amount has been recorded in the quarter ended June 30, 2005.

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

     Vessel Acquisitions

     As of September 30, 2005, the Company had commitments to acquire two second-hand Supramax vessels under vessel purchase agreements. The total purchase price for these two vessels is $70,000,000. The Company has funded deposits in the amount of $7,000,000, representing 10% of the purchase price, for the two vessels. One vessel, renamed "Merlin", was delivered in October 2005 and the second vessel, to be renamed "Heron", is expected to be delivered in December 2005.

Note 10. Earnings Per Common Share

     The computation of earnings per share is based on the weighted average number of common shares outstanding during the period. The Company does not have any potentially dilutive securities outstanding. Accordingly, basic and diluted income/(loss) per share are the same for each period presented.

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

     For the quarter ended September 30, 2005, the Company recorded a non-cash compensation charge of $3.7 million. Of that charge, approximately $3.3 million relates to the portion of the performance-related profits interests that vested upon consummation of the Company's initial public offering. The remaining $0.5 million non-cash compensation charge was taken as a result of the service-related and non-accelerated performance-related profits interests. The Company is recording compensation charges relating to the service-related profits interests over four years. The non-accelerated performance related profits interests vest based on affiliates of Kelso achieving certain multiples on their original investment in the assets of Eagle Ventures LLC through the receipt of distributions from Eagle Ventures LLC. The vesting occurs ratably upon achieving a return on investment ranging from two times to four times the original investment. To calculate the non-cash compensation charge that is reflected in the Company's income statement for the non-accelerated performance-related profits interests, the Company has assumed that these profits interests will vest four years after their issuance. The Company is therefore recording compensation charges relating to such profits interests over four years.

     If the December 31, 2005 stock price is $17.15 per share (the stock price at September 30, 2005), the total non-cash compensation charge for the fourth quarter of 2005 for the service-related profits interests and performance-related profits interest would be approximately $1.0 million.

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

Note 12. 2005 Stock Incentive Plan

     The Company adopted the 2005 Stock Incentive Plan for the purpose of affording an incentive to eligible persons. The 2005 Stock Incentive Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, dividend equivalents and other awards based on or relating to the Company's common stock to eligible non-employee directors, selected officers and other employees and independent contractors. The plan is administered by a committee of the Company's board of directors.

     An aggregate of 2.6 million shares of the Company's common stock has been authorized for issuance under the plan. To date no awards have been made under the plan.

Note 13. Subsequent Events

     Cash dividends

     On October 5, 2005 the Company's board of directors voted to declare a cash dividend on its common stock of $0.54 per share, based on 27,150,000 shares of common stock outstanding, payable on October 31, 2005 to all holders of record as of October 17, 2005.

     Vessel Delivery

     On October 26, 2005, the Company took delivery of the M/V Merlin for a total purchase price of $35,000,000. The Company funded the balance of the purchase price of $31,500,000 with borrowings from its revolving credit facility. The vessel was immediately placed into a 24 to 26 month charter at the contracted rate of $24,000 per day.

     Sale of Common Stock

     On October 28, 2005, the Company sold 5,500,000 shares of its common stock in a public offering at a price of $14.50 per share, raising gross proceeds of $79,750,000 before deduction of underwriting discounts, commissions and expenses of $5,187,500. The Company used $38,500,000 of the net proceeds from the offering to repay a portion of its outstanding indebtedness under its revolving credit facility and intends to use $31,500,000 of the net proceeds to pay the balance of the purchase price for the M/V Heron, which the Company expects to acquire in December 2005. The remainder of the net proceeds from the offering, an amount equal to $4,562,500, will be used for general corporate purposes. In addition, the Company granted the underwriters of the offering a 30 day option to purchase up to an additional 500,000 shares of common stock at the public offering price to cover over-allotments and Eagle Ventures LLC has granted the underwriters of the offering a 30 day option to purchase up to an additional 325,000 shares of common stock at the public offering price to cover over-allotments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the Company's financial condition and results of operations for the quarter ended September 30, 2005 and the period from January 26, 2005 (inception) to September 30, 2005. This section should be read in conjunction with the consolidated financial statements including the notes to those financial statements for the periods mentioned above.

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

GENERAL

     We are Eagle Bulk Shipping Inc., a Marshall Islands corporation headquartered in New York City. We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 deadweight tons, or dwt, and transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. We own a modern fleet of Handymax dry bulk vessels that we have purchased or agreed to purchase from unrelated third parties. As of September 30, 2005, we had taken delivery of 11 vessels and have entered into agreements to purchase two additional vessels. Our 11 vessel fleet had a combined carrying capacity of 540,816 dwt and an average age of six years as of September 30, 2005, as compared to an average age for the world Handymax dry bulk fleet of over 15 years. In October 2005, we took delivery of our twelfth vessel, the M/V Merlin. We expect to take delivery of our thirteenth vessel, the M/V Heron, in December 2005 when our fleet size will increase to 643,980 dwt with an average age of 5.5 years.

     We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type - Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. Eight of the vessels in our current fleet of 12 vessels are of the Supramax type. Our strategy is to charter our vessels primarily pursuant to one to three year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters.

Results of Operations for the three-month period ended September 30, 2005 and the period from January 26, 2005 (inception) to September 30, 2005

     We commenced vessel operations in April 2005. Accordingly, no comparisons can be made with previous periods.

Factors Affecting Our Results of Operations

     We believe that the important measures for analyzing future trends in our results of operations consist of the following:

                                                      Period from January
                                 Three Months ended   26, 2005 (inception)
                                 September 30, 2005   to September 30, 2005
                                 ------------------   ---------------------
     Ownership Days...........          932                    1,422
     Available Days...........          929                    1,408
     Operating Days...........          926                    1,403
     Fleet Utilization........          99.7%                  99.6%

     Our fleet consisted of 11 Handymax vessels as of September 30, 2005. Our fleet increased in size by two vessels during the three-months ended September 30, 2005 with the deliveries of the M/V Sparrow in July 2005 and the M/V Osprey in August 2005. Our fleet has since increased to 12 vessels as we have taken delivery of the M/V Merlin in October 2005 and we expect to take delivery of our thirteenth vessel, the M/V Heron, in December 2005.

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

     All our revenues for the period from inception on January 26, 2005 to September 30, 2005 were earned from time charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

     Net revenues, for the quarter ended September 30, 2005, of $21,137,615 included deductions for brokerage commissions of $1,054,346 and $123,500 in amortization of prepaid charter revenue. Net revenues, for the period since inception on January 26, 2005 to September 30, 2005, were $31,753,494 and included deductions for brokerage commissions of $1,719,878 and $328,500 in amortization of prepaid charter revenue.

     Voyage Expenses

     To the extent we employ our vessels on voyage charters, we will incur increased voyage related expenses, including port and canal charges, bunker (fuel oil) expenses and commissions, as these expenses are borne by the vessel owner on voyage charters. Currently all our vessels are employed under time charters that require the charterer to bear all of those expenses hence we expect that any port and canal charges and bunker expenses if incurred will represent a relatively minor portion of our vessels' overall expenses.

     Vessel Expenses

     For the quarter ended September 30, 2005, total vessel expenses incurred amounted to $3,732,726. These expenses included $3,420,859 in vessel operating costs, $275,383 in delivery and pre-operating costs associated with the acquisition of the three vessels, M/V Peregrine, M/V Sparrow and M/V Osprey, including providing these newly acquired vessels with initial provisions and stores, and $36,484 in costs associated with vessel onboard inventory stocks.

     For the period since inception on January 26, 2005 to September 30, 2005, total vessel expenses incurred amounted to $6,848,124. These expenses included $4,983,409 in vessel operating costs, $1,462,933 in delivery and pre-operating costs associated with the acquisition of the eleven vessels of our fleet including providing these newly acquired vessels with initial provisions and stores, and $401,782 in costs associated with vessel onboard inventory stocks.

     Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees. With regard to vessel operating expenses, we have entered into technical management agreements for each of our vessels with V. Ships Management Ltd, our independent technical manager. In conjunction with our management, V. Ships has established an operating expense budget for each vessel and performs the technical management of our vessels. All deviations from the budgeted amounts are for our account.

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

     Depreciation and Amortization

     The cost of our vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton, which we believe is common in the dry bulk shipping industry. Our depreciation charges will increase as our fleet is enlarged which will also lead to an increase of ownership days. For the quarter ended September 30, 2005, total depreciation charges recorded amounted to $3,858,943. For the period from inception on January 26, 2005 to September 30, 2005, total depreciation charges recorded amounted to $5,879,515.

     Amortization expense for the quarter ended September 30, 2005 and the period from inception on January 26, 2005 to September 30, 2005 amounted to $64,743 and $1,195,456, respectively. These expenses relate to amortization of financing costs associated with our credit facilities.

     General and Administrative Expenses

     General and Administrative Expenses for the quarter ended September 30, 2005 and the period from inception on January 26, 2005 to September 30, 2005 amounted to $833,384 and $2,253,421, respectively. Our general and administrative expenses include recurring administrative costs and non-recurring formation and advisory costs. Recurring costs include our onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, and directors and officers insurance. For the quarter ended September 30, 2005 and the period from inception on January 26, 2005 to September 30, 2005, recurring administrative costs amounted to $833,384 and $1,443,154, respectively. Non-recurring costs include costs relating to the formation of our company and related advisory costs. For the quarter ended September 30, 2005 there were no non-recurring costs incurred. For the period from inception on January 26, 2005 to September 30, 2005, non-recurring costs amounted to $810,267. We expect general and administrative expenses to increase as our fleet is enlarged.

     Financial Advisory Fees

     We have recorded an expense of $5,175,046 in the quarter ended June 30, 2005 in connection with an investment banking and financial advisory fee paid to Kelso & Company, L.P. ("Kelso") and certain non-management affiliates of Eagle Ventures LLC pursuant to the financial advisory agreement that we entered into with Kelso. This fee was payable in connection with Kelso assisting us in our formation, strategic planning, obtaining debt and equity financing and acquiring vessels. In addition, we have recorded an expense of $1,000,000 in the quarter ended June 30, 2005 in connection with a payment made to Kelso in order to terminate certain of our obligations under the financial advisory agreement including our obligation to pay an annual $500,000 fee thereunder.

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

     The vesting of profits interests may be further accelerated in the future by the compensation committee of Eagle Ventures LLC. These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute direct holders of the Company's common stock. However, the Company's statement of operations reflects non-cash charges for compensation related to the profits interests.

     For the quarter ended September 30, 2005, the Company recorded a non-cash compensation charge of $3.7 million. Of that charge, approximately $3.3 million relates to the portion of the performance-related profits interests that vested upon consummation of the Company's initial public offering. The remaining $0.5 million non-cash compensation charge was taken as a result of the service-related and non-accelerated performance-related profits interests. For the period from inception in January 26, 2005 to September 30, 2005, the Company recorded a non-cash compensation charge of $11.4 million. Of that charge, approximately $10.7 million related to the portion of the performance-related profits interests that vested upon consummation of the Company's initial public offering. The remaining $0.6 million non-cash compensation charge was taken as a result of the service-related and non-accelerated performance-related profits interests. The Company is recording compensation charges relating to the service-related profits interests over four years. The non-accelerated performance related profits interests vest based on affiliates of Kelso achieving certain multiples on their original investment in the assets of Eagle Ventures LLC through the receipt of distributions from Eagle Ventures LLC. The vesting occurs ratably upon achieving a return on investment ranging from two times to four times the original investment. To calculate the non-cash compensation charge that is reflected in the Company's income statement for the non-accelerated performance-related profits interests, the Company has assumed that these profits interests will vest four years after their issuance. The Company is therefore recording compensation charges relating to such profits interests over four years.

     If the December 31, 2005 stock price is $17.15 per share (the stock price at September 30, 2005), the total non-cash compensation charge for the fourth quarter of 2005 for the service-related profits interests and performance-related profits interest would be approximately $1.0 million.

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

     Interest and Finance Costs

                                                                   Period
                                                                    from
                                                                 January 26,
                                                       Three        2005
                                                       Months    (inception)
                                                       ended         to
                                                     September   September
                                                     30, 2005     30, 2005
                                                    ----------   ----------
     Loan Interest ..............................   $1,467,773   $2,821,079
     Commitment Fees ............................      194,900      336,255
     Eagle Ventures Note ........................           --      608,222
     Amortization of Deferred Financing Costs ...       64,743    1,195,456
                                                    ----------   ----------
     Total Interest Expense .....................   $1,727,416   $4,961,012
                                                    ==========   ==========

     At the time of our initial public offering, we had term loan facilities with aggregate principal balances of $185,950,000 and a promissory note in the amount of $58,730,434 issued to Eagle Ventures LLC. Concurrent with the initial public offering, we used a portion of the net proceeds of the offering to repay $125,950,000 of the outstanding principal balance of the term loan facility and the promissory note in full with accrued interest of $608,222. Subsequent to the public offering, we borrowed $28,500,000 from the term loan facility to fund the balance of the purchase price of the M/V Peregrine.

     In July 2005, the outstanding balance of $88,500,000 under the term loan facility was refinanced with a new ten-year $330,000,000 revolving credit facility. We paid a facility arrangement fee of $1,200,000, the unamortized portion of which is recorded under Deferred Financing Costs. We expect to incur interest expense and additional financing costs under our new credit facility in connection with debt incurred to finance future vessel acquisitions.

     During the quarter ended September 30, 2005, we took delivery of our tenth and eleventh vessels, the M/V Sparrow and the M/V Osprey I. These acquisitions were funded in part with borrowings of $61,500,000 under the revolving credit facility.

     During the quarter ended September 30, 2005, the Company entered into commitments to acquire two additional vessels, to be renamed M/V Merlin and M/V Heron, under vessel purchase agreements. The total purchase price for these two vessels is $70,000,000. The Company borrowed $7,000,000 from its revolving credit facility to fund deposits representing 10% of the purchase price for the two vessels.

     As of September 30, 2005, the Company's debt consisted of $157,000,000 in borrowings under its revolving credit facility. The Company's vessels are pledged as collateral under its credit agreements.

     We took delivery of the M/V Merlin in October 2005. The balance of the purchase price amounting to $31,500,000 was paid from borrowings from our revolving credit facility. We expect to take delivery of the M/V Heron in December 2005 (see Capital Expenditures below)

     For the quarter ended September 30, 2005 interest rates on our outstanding debt ranged from 4.12% to 5.49%, including a margin of 0.95% over the London Interbank Offered Rate (LIBOR). The weighted average effective interest rate was 4.65%. From the inception of the Company's debt through September 30, 2005, interest rates ranged from 4.10% to 5.49%, including a margin of 0.95% over LIBOR. The weighted average effective interest rate was 4.39%.

     We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. In September 2005, we entered into interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000. These contracts mature in September 2010. Exclusive of a margin of 0.95%, the Company will pay fixed-rate interest of 4.22% and 4.54% respectively, and receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). We record the fair value of the interest rate swap as an asset or liability in our financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income
(loss). Accordingly, $1,504,748 has been recorded in Other Assets in our financial statements as of September 30, 2005.

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

     Our revolving credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA for the three-month period ended September 30, 2005, and the period from inception on January 26, 2005 to September 30, 2005 :

                                                                   Period from
                                                                   January 26,
                                                  Three Months        2005
                                                      ended       (inception) to
                                                    September     September 30,
                                                    30, 2005           2005
                                                  ------------    --------------
Net Income ....................................   $  7,394,289    $ (5,500,468)
Interest Expense ..............................      1,727,416       4,961,012
Depreciation ..................................      3,858,943       5,879,515
Amortization of Prepaid Revenue ...............        123,500         328,500
                                                  ------------    ------------
EBITDA ........................................     13,104,148       5,668,559
Adjustments for Exceptional Items:
Management and Other Fees to Affliates (1) ....             --       6,175,046
Non-cash Compensation Expense (2) .............      3,735,705      11,376,552
                                                  ------------    ------------
Credit Agreement EBITDA .......................   $ 16,839,853    $ 23,220,157
                                                  ============    ============

----------
(1)  One time charge (see Note 8 of our financial statements)
(2)  Management's participation in profits interests in Eagle Ventures LLC (see
     Note 11 of our financial statements)

Effects of Inflation

     The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, dry-docking expenses and general and administrative expenses.

Liquidity and Capital Resources

     Prior to our initial public offering, we funded our initial capital requirements with equity contributions, borrowings from Eagle Ventures and borrowings under our existing term loan facility. Eagle Ventures had provided us with $40,843,662 in equity contributions, $58,730,404 in debt financing in the form of a promissory note, and we borrowed a total of $214,450,000 under our term loan facility in connection with vessel acquisitions. Our initial public offering on June 23, 2005 raised a total of $201,600,000, providing us with net proceeds of $186,529,290. We used the net proceeds from that offering primarily to repay the Eagle Ventures' promissory note in full along with accrued interest of $608,222, to repay $125,950,000 of outstanding principal under the existing term loan facility and to pay a $1,000,000 one time fee to Kelso to terminate certain of our obligations under a financial advisory agreement with Kelso & Company, L.P. We paid Kelso a $5,000,000 financial advisory fee and paid $175,046 to certain non-management affiliates of Eagle Ventures LLC pursuant to our financial advisory agreement with Kelso. In July 2005, we entered into a $330,000,000 revolving credit facility with our lender to refinance the remaining portion of our outstanding indebtedness under the term loan facility, fund vessel acquisitions and provide funds for working capital purposes. As of September 30, 2005 we have borrowed an additional $68,500,000 from the revolving credit facility for a total outstanding debt of $157,000,000. As of September 30, 2005, the available undrawn amount under our revolving credit facility was $173,000,000.

     As of September 30, 2005, our cash balance was $21,175,132. In addition, $5,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of September 30, 2005. We anticipate that internally generated cash flow and, if necessary, borrowings under our new credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for at least the next 12 months.

     As of September 30, 2005, we had total capital commitments to acquire vessels of $63,000,000 (see Capital Expenditures below).

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

Dividends

On October 5, 2005 our board of directors voted to declare a cash dividend on our common stock of $0.54 per share, based on 27,150,000 shares of common stock outstanding, payable on October 31, 2005 to all holders of record as of October 17, 2005. The aggregate amount of the cash dividend paid to our shareholders on October 31, 2005 was $14,661,000. Our revolving credit facility permits us to pay quarterly dividends in amounts up to our quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant.

Sale of Common Stock

     On October 28, 2005, we sold 5,500,000 shares of our common stock in a public offering at a price of $14.50 per share, raising gross proceeds of $79,750,000 before deduction of underwriting discounts, commissions and expenses of $5,187,500. We used $38,500,000 of the net proceeds from the offering to repay a portion of our outstanding indebtedness under our revolving credit facility which reduced our outstanding debt to $150,000,000. We intend to use $31,500,000 of the net proceeds to pay the balance of the purchase price for the M/V Heron which we expect to acquire in December 2005 (see Capital Expenditures below). The remainder of the net proceeds from the offering of $4,562,500 will be used for general corporate purposes. In addition, we have granted the underwriters of the offering a 30 day option to purchase up to an additional 500,000 shares of common stock at the public offering price to cover over-allotments and Eagle Ventures LLC has granted the underwriters of the offering a 30 day option to purchase up to an additional 325,000 shares of common stock at the public offering price to cover over-allotments.

Revolving Credit Facility

     In July 2005, we entered into a 10-year $330,000,000 revolving credit facility. As of September 30, 2005, we had borrowed $157,000,000 to (i) refinance our $88,500,000 of outstanding indebtedness under our initial term loan facility, (ii) pay the balance of the purchase price for the tenth and eleventh vessels, M/V Sparrow and M/V Osprey I, that we acquired in July and August 2005, which amounted to $61,500,000, and (iii) fund $7 million in deposits representing 10% of the purchase price for our twelfth and thirteenth vessels, M/V Merlin and M/V Heron, which were contracted for during the third quarter of 2005. One of these vessels, M/V Merlin, was delivered on October 26, 2005 and the other vessel, M/V Heron, is expected to be delivered in the fourth quarter of 2005. We funded the balance of the purchase price of $31,500,000 for the M/V Merlin with borrowings from our revolving credit facility.

     We are permitted to borrow up to the remaining capacity, as of September 30, 2005, of $173,000, including amounts borrowed for working capital purposes as described below, in connection with future acquisitions of dry bulk carriers between 25,000 dwt and 85,000 dwt that are not older than 10 years. We are permitted to borrow up to $10 million at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time our ability to borrow amounts for working capital purposes is subject to review and reapproval on an annual basis.

     Under the terms of the revolving credit agreement, the facility will be available in full for five years and there are no principal repayment obligations for the first five years. Over the remaining period of five years, the facility will reduce in semi-annual amounts of $20,500,000 with a final reduction of $125,000,000 occurring simultaneously with the last semi-annual reduction. The facility bears interest at LIBOR plus a margin of 0.95%.

     We paid an arrangement fee of $1,200,000 in connection with the credit facility. The unamortized portion of these fees is recorded under Deferred Financing Costs in the financial statements as of September 30, 2005. We incur a fee of 0.4% per annum on the unused portion of the revolving loan on a quarterly basis.

     Our ability to borrow amounts under the revolving credit facility will be subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 60% of the value of the vessels securing our obligations under the credit facility. Our ability to borrow such amounts, in each case, are subject to our lender's approval of the vessel acquisition. Our lender's approval will be based on the lender's satisfaction of our ability to raise additional capital through equity issuances in amounts acceptable to our lender and the proposed employment of the vessel to be acquired.

     Our obligations under the revolving credit facility are secured by a first priority mortgage on each of the vessels in our fleet and such other vessels that we may from time to time include with the approval of our lender, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to our vessels. The facility also limits our ability to create liens on our assets in favor of other parties. We may grant additional securities from time to time in the future.

     The revolving credit facility contains financial covenants requiring us, among other things, to ensure that:

     o the aggregate market value of the vessels in our fleet that secure our obligations under the revolving credit facility, as determined by an independent shipbroker on a charter free basis, at all times exceeds 130% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements;

     o    our total assets minus our debt will not be less than $150,000,000;

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

     For the purposes of the revolving credit facility, our "total assets" includes our tangible fixed assets and our current assets, as set forth in our consolidated financial statements, except that the value of any vessels in our fleet that secure our obligations under the facility are measured by their fair market value rather than their carrying value on our consolidated balance sheet.

     The revolving credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant.

     As of September 30, 2005, our debt consisted of $157,000,000 in borrowings under the revolving credit facility. After taking delivery of the vessel "Merlin" on October 26, 2005, our debt consisted of $188,500,000 in borrowings under the credit facility. Subsequently, we repaid $38,500,000 of the outstanding debt with a portion of the proceeds from the sale of common stock (see Sale of Common Stock above) reducing our outstanding debt to $150,000,000.

Contractual Obligations

     Capital Expenditures

     Our current commitments for capital expenditures for vessel acquisitions relate to our two new acquisitions of Supramax dry bulk vessels for which we entered into purchase agreements in the quarter ended September 30, 2005. As of September 30, 2005 we had paid deposits of $7,000,000 towards the purchase price for the two vessels aggregating $70,000,000.

     One vessel, M/V Merlin, was delivered in October 2005 and the acquisition was funded in full through borrowings of $31,500,000 under the revolving credit facility. The other vessel, M/V Heron, is expected to be delivered in December 2005 and we intend to finance the balance $31,500,000 of the purchase price for that vessel from a portion of the net proceeds of our equity offering in October 2005.

     In addition to the vessel acquisitions, in the quarter ended September 30, 2005 we have spent $180,904 on capital improvements to some of our vessels. We had advanced $640,000 towards such improvements in the quarter ended June 30, 2005. These improvements totaling $820,904 for the period from January 26, 2005 to September 30, 2005 are expected to enhance the revenue earning capabilities of these vessels.

     In addition to acquisitions that we may undertake in future periods, other major capital expenditures include funding the Company's maintenance program of regularly scheduled dry docking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be dry docked every 2.5 years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

     The following table represents certain information about the estimated dry-dock costs until December 2007 along with the allocation of anticipated off-hire days:

          -----------------------------------------------------------
          Quarter Ending              Off-hire Days   Projected Costs
          --------------              -------------   ---------------
          December 31, 2005........        --              --
          March 31, 2006 *.........        60          $1.00 million
          June 30, 2006............        15          $0.25 million
          September 30, 2006.......        15          $0.25 million
          December 31, 2006........        15          $0.25 million
          March 31, 2007...........        30          $0.50 million
          June 30, 2007............        --              --
          September 30, 2007.......        30          $0.50 million
          December 31, 2007........        15          $0.25 million

----------
* includes M/V Merlin and M/V Heron - vessels acquired or to be acquired subsequent to September 30, 2005

     Contracted Time Charter Revenue

     We have time charter contracts currently for all our vessels. The contracted time charter revenue schedule, as shown below, reduces future contracted revenue for any estimated off-hire days relating to dry-docks.

     The following table represents certain information about the Company's revenue earning charters:

--------------------------------------------------------------------------------------
                                                                          Daily Time
                                                                         Charter Hire
Vessel         Delivered to Charterer   Time Charter Expiration (1)           Rate
------         ----------------------   ---------------------------           ----
Cardinal       April 19, 2005           March 2007 to June 2007             $26,500
Condor         April 30, 2005           November 2006 to March 2007         $24,000
Falcon         April 22, 2005           February 2008 to June 2008          $20,950
Griffon        June 3, 2005             February 2006 to April 2006         $28,000
Harrier        April 21, 2005           March 2007 to June 2007             $23,750
Hawk I         April 28, 2005           March 2007 to June 2007             $23,750
Kite           May 10, 2005             March 2006 to May 2006              $25,000
Osprey I (2)   September 1, 2005        May 2008 to September 2008          $21,000
Peregrine      July 1, 2005             October 2006 to January 2007        $24,000
Shikra         April 30, 2005           July 2006 to November 2006          $22,000
Sparrow        July 20, 2005            November 2006 to Feb 2007           $22,500
Merlin (3)     October 26, 2005         October 2007 to December 2007       $24,000
Heron (3)      Expected December 2005   December 2007 to February 2008      $24,000

----------
(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter
(2) The charterer of the Osprey I has an option to extend the charter period by up to 26 months at a daily time charter rate of $25,000
(3) Vessels acquired or to be acquired subsequent to quarter ended September 30, 2005. Time charter expiration date assumes timely delivery of the vessel.

Off-balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     As of September 30, 2005, the Company's debt consisted of $157,000,000 in loans under bank mortgage agreements at a margin plus variable rates above the LIBOR. From the facility's inception through September 30, 2005, rates ranged from 4.10% to 5.49% (including margins). The weighted average effective interest rates was 4.39%.

     The Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of September 30, 2005 the Company has entered into interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000. These contracts commenced in September 2005 and mature in September 2010. Exclusive of a margin of 0.95%, the Company will pay fixed-rate interest of 4.22% and 4.54% respectively, and receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). The Company records the fair value of the interest rate swap as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income (loss). At September 30, 2005, the Company recorded an asset of $1,504,748 which is included in Other Assets in the accompanying balance sheet.

Currency and Exchange Rates

     The Company generates all of its revenues in U.S. dollars. The majority of the Company's operating expenses and the entirety of its management expenses are in U.S. dollars. The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

                                  EXHIBIT INDEX

     Exhibit
     Number                        Description
     ---------------------------------------------------------------------------
     3.1       Amended and Restated Articles of Incorporation of the Company*
     3.2       Amended and Restated Bylaws of the Company*
     10.1      Form of Registration Rights Agreement*
     10.2      Form of Management Agreement*
     10.3      Form of Current Credit Facility Agreement*
     10.4      Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan*
     10.5      Employment Agreement for Mr. Sophocles N. Zoullas*
     10.6 Form of Second Amended and Restated Limited Liability Company Agreement of Eagle Ventures LLC*
     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
     32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350.
     32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350.

----------
* Incorporated by reference to the Company's Registration Statement filed on Form S-1 (File No. 333-123817) with the Securities and Exchange Commission on June 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

------------------------------------------
(REGISTRANT)
Date: November 14, 2005
By:   /s/Sophocles N. Zoullas


------------------------------------------
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer

Date: November 14, 2005
By:   /s/Alan S. Ginsberg


------------------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Treasurer

25083.0001 #617785