Form 10-K
period 2005-12-31
Eagle Bulk Shipping Inc.
filed 2006-03-15
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005


                                ----------------


                        Commission File Number 000-51366
                            EAGLE BULK SHIPPING INC.

             (Exact name of Registrant as specified in its charter)

   Republic of the Marshall Islands                           98-0453513
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)
                              Registrant's Address:
                               477 Madison Avenue
                            New York, New York 10022

       Registrant's telephone number, including area code: (212) 785-2500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer |_|    Accelerated filer |_| Non-Accelerated filer |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant's most recently completed second quarter, was $366,525,000, based on the closing price of $13.50 per share on the NASDAQ Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)


As of March 14, 2006, 33,150,000 shares of the registrants Common Stock were outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's definitive proxy statement to be filed by the registrant within 120 days of December 31, 2005 in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I
Item 1.     Business......................................................   3
Item 1A.    Risk Factors..................................................  21
Item 1B.    Unresolved SEC Comments.......................................  31
Item 2.     Properties....................................................  31
Item 3.     Legal Proceedings.............................................  31
Item 4.     Submission of Matters to a Vote of Security Holders...........  31

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities........  32
Item 6.     Selected Financial Data.......................................  33
Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................  35
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks...  53
Item 8.     Financial Statements and Supplementary Data...................  54
Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................  54
Item 9A.    Controls and Procedures.......................................  54
Item 9B.    Other Information.............................................  54

PART III
Item 10.    Directors and Executive Officers of the Registrant............  55
Item 11.    Executive Compensation........................................  55
Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters...............  55
Item 13.    Certain Relationships and Related Transactions................  55
Item 14.    Principal Accounting Fees and Services........................  55

PART IV
Item 15.    Exhibits, Financial Statement Schedules.......................  56
            Signatures....................................................  57

                                     PART I

ITEM 1.    BUSINESS

Overview
--------

          Eagle Bulk Shipping Inc. (the "Company"), incorporated under the laws of the Republic of the Marshall Islands and headquartered in New York City, is engaged primarily in the ocean transportation of a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2005, we owned and operated a modern fleet of 13 oceangoing vessels with a combined carrying capacity of 643,980 deadweight tons and an average age of 6 years.

          We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Nine of the 13 vessels in our operating fleet are classed as Supramax dry bulk vessels, a class of Handymax dry bulk vessels, which range in size from 50,000 dwt to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to charterers.

          A glossary of shipping terms (the "Glossary") that should be used as a reference when reading this Annual Report on Form 10-K begins on page 18. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

Forward-Looking Statements
--------------------------

          This Form 10-K contains forward-looking statements regarding the outlook for dry cargo markets, and the Company's prospects. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for major and minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; the ability to attract and retain customers. This Form 10-K also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this annual report. The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

Corporate Structure
-------------------

          Eagle Bulk Shipping Inc. is a holding company incorporated under the laws of the Republic of the Marshall Islands on March 23, 2005. Following our incorporation, we merged with Eagle Holdings LLC, a Marshall Islands limited liability company formed on January 26, 2005, and became a wholly-owned subsidiary of Eagle Ventures LLC, or Eagle Ventures, a Marshall Islands limited liability company. Eagle Ventures is owned by Kelso Investment Associates VII, L.P. and KEP VI, LLC, both affiliates of Kelso & Company, L.P., or Kelso, members of our management, a director, and outside investors. Eagle Ventures currently owns approximately 37.5% of our outstanding common stock. Eagle Ventures is 92.6% owned by affiliates of Kelso.

          We carry out the commercial and strategic management of our fleet through our wholly-owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company that was formed in January 2005 and maintains its principle executive offices in New York City. Each of our vessels is owned by us through a separate wholly owned Marshall Islands limited liability company.

          We maintain our principal executive offices at 477 Madison Avenue, New York, New York 10022. Our telephone number at that address is (212) 785-2500. Our website address is www.eagleships.com. Information contained on our website does not constitute part of this annual report.

Management of Our Fleet
-----------------------

          Our New York City based management team, with an average of 20 years of experience in the shipping industry primarily focused on the Handymax and Handysize dry bulk sectors, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is provided by an unaffiliated third party, V.Ships, which we believe is the world's largest provider of independent ship management and related services, and to which we refer to as our technical manager. The management of our fleet includes the following functions:

o Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.

o Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

o Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Our Competitive Strengths
-------------------------

          We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

        o A fleet of 13 Handymax dry bulk vessels. We are the largest U.S. based owner of Handymax dry bulk vessels. We view Handymax vessels as a highly attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

                - reduced volatility in charter rates;
                - smaller newbuilding orderbook;
                - increased operating flexibility;
                - ability to access more ports;
                - ability to carry a more diverse range of cargoes; and
                - broader customer base.

        o A modern, high quality fleet The 13 Handymax vessels in our operating fleet have an average age of only 6 years as of December 31, 2005, compared to an average age for the world Handymax dry bulk fleet of over 15 years. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., or Mitsui, which built 6 of our vessels, and Oshima Shipbuilding Co., Ltd., or Oshima, which built 5 of our vessels.

        o A fleet of sister and similar ships. Our fleet includes 6 identical sister ships built at the Mitsui shipyard based upon the same design specifications and 3 similar ships built at the Oshima shipyard that use many of the same parts and equipment. Operating sister and similar ships provides us with operational and scheduling flexibility, efficiencies in employee training and lower inventory and maintenance expenses. We believe that this should allow us both to increase revenue and lower operating costs.

        o A medium-to long-term fixed-rate time charter program. We have entered into time charters for all of our vessels. Our charters range in length from one to three years and provide for fixed semi-monthly payments in advance. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters.

        o A strong balance sheet with a low level of indebtedness. We used substantially all of the net proceeds of our initial public offering, which we completed on June 28, 2005, to repay the majority of our outstanding indebtedness at that time. We also used a substantial portion of the net proceeds of our follow-on public offering, which we completed on October 28, 2005, to repay part of our outstanding indebtedness at that time. We believe that our relatively low level of outstanding indebtedness strengthens our balance sheet and increases the amount of funds we may draw under our credit facility in connection with future acquisitions.

Our Business Strategy
---------------------

          Our strategy is to manage and expand our fleet in a manner that enablesus to pay attractive dividends to our stockholders. To accomplish this objective, we intend to:

        o Operate a modern, high quality fleet of Handymax dry bulk vessels. We believe that our ability to maintain and increase our customer base will depend largely on the quality of our fleet. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in obtaining employment for our vessels. We will carry out regular inspections and maintenance of our fleet in order to maintain its high quality.

        o Pursue medium-to long-term charters with the flexibility to pursue short-term charters in the future. We have chartered our vessels pursuant to a combination of one-to three-year time charters that provide stable cash flows. Our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Our use of time charters also mitigates in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year and weaker in the second and third quarters. We have entered into time charters for all of our vessels which range in length from one to three years and provide for fixed semi-monthly payments in advance. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

        o Maintain low cost, highly efficient operations. We believe that we are a cost-efficient and reliable owner and operator of dry bulk vessels due to the young age of our vessels, our groups of sister and similar ships and the strength of our management team. We intend to actively monitor and control vessel operating expenses while maintaining the high quality of our fleet through regular inspection and maintenance programs. We also intend to take advantage of savings that result from the economies of scale that V.Ships provides us through access to bulk purchasing of supplies, quality crew members and a global service network of engineers, naval architects and port captains.

        o Expand our fleet through selective acquisitions of dry bulk vessels. We intend to continue grow our fleet through timely and selective acquisitions of additional vessels in a manner that is accretive to earnings and dividends per share. We expect to focus primarily in the Handymax sector of the dry bulk shipping industry, and in particular on Supramax class vessels. We may also consider acquisitions of other sizes of dry bulk vessels, including Handysize vessels, but do not intend to acquire tankers.

        o Maintain a strong balance sheet with low leverage. We used substantially all of the net proceeds of our initial public offering, which we completed on June 28, 2005, to repay the majority of our outstanding indebtedness at that time. We also used a substantial portion of the net proceeds of our follow-on public offering, which we completed on October 28, 2005, to repay part of our outstanding indebtedness at that time. In the future, we expect to draw funds under our credit facility or use the net proceeds from future equity issuances to fund vessel acquisitions. We intend to repay all or a portion of our acquisition related debt from time to time with the net proceeds of equity issuances. While our leverage will vary according to our acquisition strategy and our ability to refinance acquisition related debt through equity offerings on terms acceptable to us, we generally intend to limit the amount of indebtedness that we have outstanding at any time to low levels for our industry. We believe this strategy will provide us with flexibility in pursuing acquisitions that are accretive to earnings and dividends per share.

Our Fleet
---------

          The following table presents certain information concerning our fleet as of December 31, 2005.

--------------------------------------------------------------------------------

 Vessel             Year Built     Dwt    Time Charter Employment Expiration (1)
 ------             ----------     ---    --------------------------------------

 SUPRAMAX:
  Condor (2).........   2001       50,296    November 2006 to March 2007
  Falcon (2).........   2001       50,296    February 2008 to June 2008
  Harrier (2)........   2001       50,296    March 2007 to June 2007
  Hawk I (2).........   2001       50,296    March 2007 to June 2007
  Merlin (2).........   2001       50,296    October 2007 to December 2007
  Osprey I (2) (4)      2002       50,206    July 2008 to November 2008
  Cardinal (3).......   2004       55,408    March 2007 to June 2007
  Peregrine (3)......   2001       50,913    October 2006 to January 2007
  Heron .............   2001       52,827    December 2007 to February 2008
 HANDYMAX:
  Sparrow (3)........   2000       48,220    November 2006 to February 2007
  Kite...............   1997       47,195    March 2006 to May 2006
  Griffon............   1995       46,635    February 2006
  Shikra.............   1984       41,096    July 2006 to November 2006

-------------------------------------------------------------------------------
(1) The date range provided represents the earliest and latest date on which the charterers may redeliver the vessel to us upon the termination of the charter.
(2) These vessels are sister ships.
(3) These vessels are similar ships built at the same shipyard.
(4) The charterer of the OSPREY I has an option to extend the charter period by up to 26 month.

         All of our vessels are flagged in the Marshall Islands. We own each of our vessels through a separate wholly owned Marshall Islands subsidiary.

Nature of Business
------------------

          Our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium- to long-term time charters. We have entered into time charters for all of our vessels which range in length from one to three years. We will regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

          A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the service of the charterer. Under a typical time charter, the charterer periodically pays us a fixed daily charter hire rate and bears all voyage expenses, including the cost of fuel and port and canal charges. Once we have time chartered a vessel, trading of the vessel and the commercial risks shift to the customer. Subject to certain restrictions imposed by us in the contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging. The technical operation and navigation of the vessel at all times remain our responsibility, including vessel operating expenses, such as the cost of crewing, insuring, repairing and maintaining the vessel, costs of spare parts and supplies, tonnage taxes and other miscellaneous expenses.

          In connection with the charter of each of our vessels, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and to in-house ship brokers associated with the charterers, depending on the number of brokers involved with arranging the relevant charter.

          Our vessels operate worldwide within the trading limits imposed by our insurance terms and do not operate in areas where United States or United Nations sanctions have been imposed.

Our Customers
-------------

          Our customers currently include national, regional and international companies such as Norden A/S, Korea Line, Ltd., Western Bulk ASA, Daeyang Shipping Ltd., Armada Bulk Shipping Ltd., MUR Shipping Contracting (Metall und Rohstoff), Strategic Bulk Carriers and Fairfield Bulk Carriers. Our assessment of a charterer's financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential charterers based on our management's experience in the shipping industry combined with the additional input of two independent credit risk consultants. During the period from our inception to December 31, 2005, four customers individually accounted for more than 10% of our time charter revenue.

Operations
----------

          There are two central aspects to the operation of our fleet:

        o Commercial Operations, which involves chartering and operating a vessel; and
        o Technical Operations, which involves maintaining, crewing and insuring a vessel.

          We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company that was formed in January 2005 and maintains its principle executive offices in New York City. Our office staff, either directly or through this subsidiary, provides the following services:

        o      commercial operations and technical supervision;
        o      safety monitoring;
        o      vessel acquisition; and
        o      financial, accounting and information technology services.

We currently have a total of seven shore-based personnel, including our senior management team.

Commercial and Strategic Management
-----------------------------------

          We perform all of the commercial and strategic management of our fleet, including:

        o Obtaining employment for our vessels and maintaining our relationships with our charterers. We believe that because our management team has an average of 20 years experience in operating Handymax and Handysize dry bulk vessels, we have access to a broad range of charterers and can employ the fleet efficiently in any market and achieve high utilization rates.

          We have entered into time charters for all of our vessels, in accordance with our strategy. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve high utilization rates than if our vessels were employed on the shorter term voyage charters or on the spot market.

          We regularly monitor the dry bulk shipping market and based on market conditions, when a time charter ends, we may consider taking advantage of short-term charter rates. In such cases we will arrange voyage charters for those vessels that we will operate in the spot market. Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. All operating costs are borne by the owner of the vessel. A single voyage charter is often referred to as a "spot market" charter, which generally lasts from two to ten weeks. Operating vessels in the spot market may afford greater speculative opportunity to capitalize on fluctuations in the spot market; when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control. If the markets are especially weak for protracted periods, there is a risk that vessels in the spot market may spend time idle waiting for business, or may have to be "laid up".

        o Identifying, purchasing, and selling vessels. We believe that our commercial management team has longstanding relationships in the dry bulk industry, which provides us access to an extensive network of ship brokers and vessel owners that we believe will provide us with an advantage in future transactions.

        o Obtaining insurance coverage for our vessels. We have well-established relationships with reputable marine underwriters in all the major insurance markets around the world that helps insure our fleet with insurance at competitive rates. Additionally, our protection and indemnity insurance is directly placed with the underwriter, thereby eliminating broker expenses.

        o Supervising V.Ships, our third party technical manager. We regularly monitor the expenditures, crewing, and maintenance of our vessels by our technical manager. Our management team has direct experience with vessel operations, repairs, drydockings and construction.

Technical Management
--------------------

          The technical management of our fleet is provided by our technical manager, V.Ships, an unaffiliated third party, that we believe is the world's largest provider of independent ship management and related services. We review the performance of V.Ships on an annual basis and may add or change technical managers.

          Technical management includes managing day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, supervising the maintenance and general efficiency of vessels, arranging our hire of qualified officers and crew, arranging and supervising drydocking and repairs, purchasing supplies, spare parts and new equipment for vessels, appointing supervisors and technical consultants and providing technical support. V.Ships also manages and processes all crew insurance claims. Our technical manager maintains records of all costs and expenditures incurred in connection with its services that are available for our review on a daily basis. Our technical manager is a member of Marine Contracting Association Limited (MARCAS), an association that arranges bulk purchasing for its members, which enables us to benefit from economies of scale.

          We currently crew our vessels with Ukrainian officers and seamen supplied by V.Ships in its capacity as technical manager. These officers and seamen are employees of our wholly owned vessel owning subsidiaries while aboard our vessels. We currently employ a total of 288 officers and seamen on the 13 vessels in our operating fleet. Our technical manager handles each seaman's training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with international regulations and shipping conventions. Additionally, our seafaring employees perform most commissioning work and assist in supervising work at shipyards and drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. No international collective bargaining agreements to which we are a party are set to expire within two years.

          In fiscal year 2005, we paid our technical manager a fee of $8,333 per vessel per month, plus actual costs incurred by our vessels.

Permits and Authorizations
--------------------------

          We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our vessels. The kinds of permits, licenses and certificates required depend upon several factors, including the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew and the age of a vessel. We expect to be able to obtain all permits, licenses and certificates currently required to permit our vessels to operate. Additional laws and regulations, environmental or otherwise, may be adopted which could limit our ability to do business or increase the cost of us doing business.

Environmental and Other Regulations
-----------------------------------

          Government regulation significantly affects the ownership and operation of our vessels. We are subject to international conventions, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered.

          A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (United States Coast Guard, harbor master or equivalent), classification societies, flag state administrations (country of registry) and charterers, particularly terminal operators. Certain of these entities require us to obtain permits, licenses and certificates for the operation of our vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.

          We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the dry bulk shipping industry.

          Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations applicable to us as of the date of this annual report.

International Maritime Organization
-----------------------------------

          The International Maritime Organization, or IMO, has negotiated international conventions that impose liability for oil pollution in international waters and a signatory's territorial waters. The IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships to address air pollution from ships which became effective in May 2005. Annex VI set limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibit deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. Our vessels are in compliance with Annex VI.

          The operation of our vessels is also affected by the requirements set forth in the IMO's Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this annual report, each of the 13 vessels in our operating fleet is ISM Code-certified.

The United States Oil Pollution Act of 1990
-------------------------------------------

          The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States' territorial sea and its two hundred nautical mile exclusive economic zone.

          Under OPA, vessel owners, operators and bareboat charterers are "responsible parties" and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

        o   natural resources damage and the costs of assessment thereof;
        o   real and personal property damage;
        o   net loss of taxes, royalties, rents, fees and other lost revenues;
        o lost profits or impairment of earning capacity due to property or natural resources damage; and
        o net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

          OPA limits the liability of responsible parties to the greater of $600 per gross ton or $0.5 million per dry bulk vessel that is over 300 gross tons (subject to possible adjustment for inflation). These limits of liability do not apply if an incident was directly caused by violation of applicable United States federal safety, construction or operating regulations or by a responsible party's gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

          We maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage it could have an adverse effect on our business and results of operation.

          OPA requires owners and operators of vessels to establish and maintain with the United States Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under the OPA. In December 1994, the United States Coast Guard implemented regulations requiring evidence of financial responsibility in the amount of $1,500 per gross ton, which includes the OPA limitation on liability of $1,200 per gross ton and the United States Comprehensive Environmental Response, Compensation, and Liability Act liability limit of $300 per gross ton. Under the regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty. Under OPA, an owner or operator of a fleet of vessels is required only to demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA.

          The United States Coast Guard's regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. In the event that such insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations, which had typically provided certificates of financial responsibility under pre-OPA laws, including the major protection and indemnity organizations, have declined to furnish evidence of insurance for vessel owners and operators if they are subject to direct actions or required to waive insurance policy defenses.

          The United States Coast Guard's financial responsibility regulations may also be satisfied by evidence of surety bond, guaranty or by self-insurance. Under the self-insurance provisions, the ship owner or operator must have a net worth and working capital, measured in assets located in the United States against liabilities located anywhere in the world, that exceeds the applicable amount of financial responsibility. We have complied with the United States Coast Guard regulations by providing a certificate of responsibility from third party entities that are acceptable to the United States Coast Guard evidencing sufficient self-insurance.

          OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states, which have enacted such legislation, have not yet issued implementing regulations defining vessels owners' responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.

Other Environmental Initiatives
-------------------------------

          The European Union is considering legislation that will affect the operation of vessels and the liability of owners for oil pollution. It is difficult to predict what legislation, if any, may be promulgated by the European Union or any other country or authority.

          Although the United States is not a party thereto, many countries have ratified and follow the liability scheme adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, or the CLC, and the Convention for the Establishment of an
International Fund for Oil Pollution of 1971, as amended. Under these conventions, a vessel's registered owner is strictly liable for pollution damage caused on the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Many of the countries that have ratified the CLC have increased the liability limits through a 1992 Protocol to the CLC. The liability limits in the countries that have ratified this Protocol are currently approximately $4.0 million plus approximately $566.0 per gross registered ton above 5,000 gross tons with an approximate maximum of $80.5 million per vessel, with the exact amount tied to a unit of account which varies according to a basket of currencies. The right to limit liability is forfeited under the CLC where the spill is caused by the owner's actual fault or privity and, under the 1992 Protocol, where the spill is caused by the owner's intentional or reckless conduct. Vessels trading to contracting states must provide evidence of insurance covering the limited liability of the owner. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to the CLC.

Vessel Security Regulations
---------------------------

          Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002, or the MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the United States Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code or ISPS Code. Among the various requirements are:

        o on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications;
        o      on-board   installation  of  ship  security  alert  systems;
        o      the development of vessel  security  plans;  and
        o      compliance  with flag state security certification requirements.

          The United States Coast Guard regulations, intended to align with international maritime security standards, exempt non-United States vessels from MTSA vessel security measures provided such vessels have on board a valid International Ship Security Certificate, or ISSC, that attests to the vessel's compliance with SOLAS security requirements and the ISPS Code. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Inspection by Classification Societies
--------------------------------------

          Every seagoing vessel must be "classed" by a classification society. The classification society certifies that the vessel is "in class," signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

          The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and /or to the regulations of the country concerned.

          For maintenance of the class, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

        o Annual Surveys. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

        o Intermediate Surveys. Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out on the occasion of the second or third annual survey.

        o Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship's hull, machinery, including the electrical plant and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel's hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five year cycle. At an owner's application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

          All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years. Vessels under 5 years of age can waive drydocking in order to increase available days and decrease capital expenditures, provided that the vessel is inspected underwater.

          Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a "recommendation" which must be rectified by the ship owner within prescribed time limits.

          Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as "in class" by a classification society which is a member of the International Association of Classification Societies, or IACS. All our vessels that we have purchased and may agree to purchase in the future must be certified as being "in class" prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, we have no obligation to take delivery of the vessel. We have all of our vessels, and intend to have all vessels that we acquire in the future, classed by IACS members.

Risk of Loss and Liability Insurance
------------------------------------

         General

          The operation of any dry bulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills (from fuel oil) and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the United States market.

          We maintain hull and machinery insurance, war risks insurance, protection and indemnity cover, and freight, demurrage and defense cover for our operating fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel's useful life. Furthermore, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

         Hull & Machinery and War Risks Insurance

          We maintain marine hull and machinery and war risks insurances, which cover the risk of actual or constructive total loss, for all of our vessels. Our vessels are each covered up to at least their fair market value with deductibles of $75,000 - $100,000 per vessel per incident.

         Protection & Indemnity Insurance

          Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third party
liabilities  in  connection   with  our  shipping   activities.   This  includes
third-party liability and other related expenses resulting from the injury or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal. Protection and indemnity insurance is a form of mutual indemnity insurance, extended by protection and indemnity mutual associations, or "clubs." Subject to the "capping" discussed below, our coverage, except for pollution, is unlimited.

          Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident. The fourteen P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. As a member of a P&I Association, which is a member of the International Group, we are subject to calls payable to the associations based on the group's claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Competition
-----------

          We compete with a large number of international fleets. The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 6,100 drybulk carriers aggregating approximately 350 million dwt, and the ownership of these vessels is divided among approximately 1,400 mainly private independent dry bulk vessel owners with no one shipping group owning or controlling more than 5.0% of the world dry bulk fleet. We primarily compete with other owners of dry bulk vessels in the Handymax class that are mainly privately owned fleets.

          Competition in the ocean shipping industry varies primarily according to the nature of the contractual relationship as well as with respect to the kind of commodity being shipped. Our business will fluctuate in line with the main patterns of trade of dry bulk cargoes and varies according to changes in the supply and demand for these items. Competition in virtually all bulk trades is intense and based primarily on supply and demand. We compete for charters on the basis of price, vessel location, size, age and condition of the vessel, as well as on our reputation as an owner and operator. Increasingly, major customers are demonstrating a preference for modern vessels based on concerns about the environmental and operational risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets.

          As in the spot market, the time charter market is price sensitive and also depends on our ability to demonstrate the high quality of our vessels and operations to chartering customers. However, because of the longer term commitment, customers entering time charters are more concerned about their exposure and image from chartering vessels that do not comply with environmental regulations or that will be forced out of service for extensive maintenance and repairs. Consequently, in the time charter market, factors such as the age and quality of a vessel and the reputation of the owner and operator tend to be more significant than in the spot market in competing for business.

Value of Assets and Cash Requirements
-------------------------------------

          The replacement costs of comparable new vessels may be above or below the book value of our fleet. The market value of our fleet may be below book value when market conditions are weak and exceed book value when markets are strong. In common with other shipowners, we may consider asset redeployment which at times may include the sale of vessels at less than their book value.

          The Company's results of operations and cash flow may be significantly affected by future charter markets.

Exchange Controls
-----------------

          Under Marshall Islands law, there are currently no restrictions on the export or import of capital, including foreign exchange controls or restrictions that affect the remittance of dividends, interest or other payments to non-resident holders of our common stock.

United States Tax Considerations
--------------------------------

          The following is a discussion of certain United States federal income tax considerations relevant to owning our common stock by a United States Holder, as defined below. This discussion does not purport to deal with the tax consequences of owning the Company's common stock to all categories of investors, some of which (such as financial institutions, regulated investment companies, real estate investment trusts, tax-exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in pass-through entities, dealers in securities or currencies, persons who own 10% or more of our common stock and investors whose functional currency is not the United States dollar) may be subject to special rules. Shareholders are encouraged to consult their own tax advisors concerning the overall tax consequences arising in any particular situation under United States federal, state, local or foreign law of the ownership of our common stock.

United States Federal Income Taxation of Our Company
----------------------------------------------------

         Taxation of Operating Income

          The Company anticipates that it will derive substantially all of its gross income from the use and operation of vessels in international commerce and that this income will principally consist of hire from time and voyage charters for the transportation of cargoes and the performance of services directly related thereto, which is referred to herein as "shipping income."

          Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the United States will be considered to be 100% derived from sources within the United States. The Company does not engage in transportation that gives rise to 100% U.S. source income. Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States. Shipping income derived from sources outside the U.S. will not be subject to any U.S. federal income tax.

          The Company's vessels operate in various parts of the world, including to or from U.S. ports. We believe that we currently qualify under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the "Code") for an exemption from U.S. federal income tax on substantially all of our shipping income. This exemption may be lost if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons who actually or constructively own 5% or more of our stock and we cannot qualify for an exemption from such rule.

          While we believe that we qualify for exemption from tax under Section 883 for 2005, we can give no assurance that changes in the ownership of our stock will permit us to qualify for the Section 883 exemption in the future. If we do not qualify for an exemption pursuant to Section 883 of the Code, we will be subject to U.S. federal income tax imposed on a gross basis at 4% on our U.S. source shipping income. In such a case, our net income and cash flow will be reduced by the amount of such tax.

          If the Section 883 exemption were not available to the Company for 2005, the 4% tax so imposed would be approximately $200,000. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

          No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur. The Company's views should not be considered official, and no assurances on the conclusions discussed above can be given.

United States Federal Income Taxation of United States Holders
--------------------------------------------------------------

      Passive Foreign Investment Company Status and Significant Tax Consequences

          Special United States federal income tax rules apply to a United States Holder (as used herein means a beneficial owner of common stock that is an individual United States citizen or resident, a United States corporation or other United States entity taxable as a corporation, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust) that holds stock in a foreign corporation classified as a "passive foreign investment company" for United States federal income tax purposes. In general, the Company will be treated as a passive foreign investment company with respect to a United States Holder if, for any taxable year in which such holder holds the Company's common stock, either

        o at least 75% of our gross income for such taxable year consists of passive income (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business), or

        o at least 50% of the average value of our assets during such taxable year produce, or are held for the production of, passive income.

          Income earned, or deemed earned, by the Company in connection with the performance of services would not constitute passive income. By contrast, rental income would generally constitute "passive income" unless the Company was treated under specific rules as deriving its rental income in the active conduct of a trade or business.

          Based on the Company's current operations and future projections, we do not believe that the Company has been or is, nor do we expect the Company to become, a passive foreign investment company with respect to any taxable year. Although there is no legal authority directly on point, our belief is based principally on the position that, for purposes of determining whether the Company is a passive foreign investment company, the gross income it derives from its time chartering and voyage chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that the Company owns and operates in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether the Company is a passive foreign investment company. In the absence of any legal authority specifically relating to the statutory provisions governing passive foreign investment companies, the Internal Revenue Service or a court could disagree with our position. In addition, although the Company intends to conduct its affairs in a manner to avoid being classified as a passive foreign investment company with respect to any taxable year, we cannot assure you that the nature of its operations will not change in the future.

          As discussed more fully below, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat the Company as a "Qualified Electing Fund," which election we refer to as a "QEF election." As an alternative to making a QEF election, a United States Holder should be able to make a "mark-to-market" election with respect to the Company's common stock, as discussed below.

         Taxation of United States Holders Making a Timely QEF Election

          If a United States Holder makes a timely QEF election, which United States Holder we refer to as an "Electing Holder," the Electing Holder must report for United States federal income tax purposes its pro rata share of the Company's ordinary earnings and net capital gain, if any, for each taxable year of the Company for which it is a passive foreign investment company that ends with or within the taxable year of the Electing Holder, regardless of whether or not distributions were received from the Company by the Electing Holder. No portion of any such inclusions of ordinary earnings will be treated as "qualified dividend income." Net capital gain inclusions of United States Non-Corporate Holders would be eligible for preferential capital gains tax rates. The Electing Holder's adjusted tax basis in the common stock will be increased to reflect taxed but undistributed earnings and profits. Distributions of earnings and profits that had been previously taxed will result in a corresponding reduction in the adjusted tax basis in the common stock and will not be taxed again once distributed. An Electing Holder would not, however, be entitled to a deduction for its pro rata share of any losses that the Company incurs with respect to any year. An Electing Holder would generally recognize capital gain or loss on the sale, exchange or other disposition of the Company's common stock. A United States Holder would make a timely QEF election for shares of the Company by filing one copy of IRS Form 8621 with his United States federal income tax return for the first year in which he held such shares when the Company was a passive foreign investment company. If the Company were to be treated as a passive foreign investment company for any taxable year, the Company would provide each United States Holder with all necessary information in order to make the QEF election described above.

         Taxation of United States Holders Making a "Mark-to-Market" Election

          Alternatively, if the Company were to be treated as a passive foreign investment company for any taxable year and, as we anticipate, its stock is treated as "marketable stock," a United States Holder would be allowed to make a "mark-to-market" election with respect to the Company's common stock, provided the United States Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury regulations. If that election is made, the United States Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the common stock at the end of the taxable year over such holder's adjusted tax basis in the common stock. The United States Holder would also be permitted an ordinary loss in respect of the excess, if any, of the United States Holder's adjusted tax basis in the common stock over its fair market value at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. A United States Holder's tax basis in his common stock would be adjusted to reflect any such income or loss amount. Gain realized on the sale, exchange or other disposition of the Company's common stock would be treated as ordinary income, and any loss realized on the sale, exchange or other disposition of the common stock would be treated as ordinary loss to the extent that such loss does not exceed the net mark-to-market gains previously included by the United States Holder. No ordinary income inclusions under this election will be treated as "qualified dividend income."

         Taxation of United States Holders Not Making a Timely QEF or
            Mark-to-Market Election

          Finally, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder who does not make either a QEF election or a "mark-to-market" election for that year, whom we refer to as a "Non-Electing Holder," would be subject to special rules with respect to (1) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on the common stock in a taxable year in excess of 125 percent of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder's holding period for the common stock), and (2) any gain realized on the sale, exchange or other disposition of the Company's common stock. Under these special rules:

        o the excess distribution or gain would be allocated ratably over the Non-Electing Holder's aggregate holding period for the common stock;

        o the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which the Company was a passive foreign investment company, would be taxed as ordinary income and would not be "qualified dividend income"; and

        o the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

          These special rules would not apply to a qualified pension, profit sharing or other retirement trust or other tax-exempt organization that did not borrow money or otherwise utilize leverage in connection with its acquisition of the Company's common stock. If the Company is a passive foreign investment company and a Non-Electing Holder who is an individual dies while owning the Company's common stock, such holder's successor generally would not receive a step-up in tax basis with respect to such stock.

GLOSSARY OF SHIPPING TERMS
--------------------------

          Following are definitions of shipping terms used in this Form 10-K.

Annual Survey--The inspection of a vessel by a classification society, on behalf of a flag state, that takes place every year.

Bareboat Charter--Also known as "demise charter." Contract or hire of a ship under which the shipowner is usually paid a fixed amount of charter hire rate for a certain period of time during which the charterer is responsible for the operating costs and voyage costs of the vessel as well as arranging for crewing.

Bulk Vessels/Carriers--Vessels which are specially designed and built to carry large volumes of cargo in bulk cargo form.

Bunkers--Heavy fuel oil used to power a vessel's engines.

Capesize--A dry bulk carrier in excess of 100,000 dwt.

Charter--The hire of a vessel for a specified period of time or to carry a cargo for a fixed fee from a loading port to a discharging port. The contract for a charter is called a charterparty.

Charterer--The individual or company hiring a vessel.

Charter Hire Rate--A sum of money paid to the vessel owner by a charterer under a time charterparty for the use of a vessel.

Classification Society--An independent organization which certifies that a vessel has been built and maintained in accordance with the rules of such organization and complies with the applicable rules and regulations of the country of such vessel and the international conventions of which that country is a member.

Deadweight Ton--"dwt"--A unit of a vessel's capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel's DWT or total deadweight is the total weight the vessel can carry when loaded to a particular load line.

Draft--Vertical distance between the waterline and the bottom of the vessel's keel.

Dry Bulk--Non-liquid cargoes of commodities shipped in an unpackaged state.

Drydocking--The removal of a vessel from the water for inspection and/or repair of submerged parts.

Gross Ton--Unit of 100 cubic feet or 2.831 cubic meters used in arriving at the calculation of gross tonnage.

Handymax--A dry bulk carrier of approximately 35,000 to 60,000 dwt.

Handysize--A dry bulk carrier having a carrying capacity of up to approximately 35,000 dwt.

Hull--The shell or body of a vessel.

International Maritime Organization--"IMO"--A United Nations agency that issues international trade standards for shipping.

Intermediate Survey--The inspection of a vessel by a classification society surveyor which takes place between two and three years before and after each Special Survey for such vessel pursuant to the rules of international conventions and classification societies.

ISM Code--The International Management Code for the Safe Operation of Ships and for Pollution Prevention, as adopted by the IMO.

Metric Ton--A unit of measurement equal to 1,000 kilograms.

Newbuilding--A newly constructed vessel.

OPA--The United States Oil Pollution Act of 1990 (as amended).

Orderbook--A reference to currently placed orders for the construction of vessels (e.g., the Panamax orderbook).

Panamax--A dry bulk carrier of approximately 60,000 to 100,000 dwt of maximum length, depth and draft capable of passing fully loaded through the Panama Canal.

Protection & Indemnity Insurance--Insurance obtained through a mutual association formed by shipowners to provide liability insurance protection from large financial loss to one member through contributions towards that loss by all members.

Scrapping--The disposal of old or damaged vessel tonnage by way of sale as scrap metal.

Short-Term Time Charter--A time charter which lasts less than approximately 12 months.

Sister Ships--Vessels of the same class and specification which were built by the same shipyard.

SOLAS--The International Convention for the Safety of Life at Sea 1974, as amended, adopted under the auspices of the IMO.

Special Survey--The inspection of a vessel by a classification society surveyor which takes place a minimum of every four years and a maximum of every five years.

Spot Market--The market for immediate chartering of a vessel usually for single voyages.

Strict Liability--Liability that is imposed without regard to fault.

Supramax--A new class of Handymax dry bulk carrier of approximately 50,000 to 60,000 dwt.

Time Charter--Contract for hire of a ship. A charter under which the ship-owner is paid charter hire rate on a per day basis for a certain period of time, the shipowner being responsible for providing the crew and paying operating costs while the charterer is responsible for paying the voyage costs. Any delays at port or during the voyages are the responsibility of the charterer, save for certain specific exceptions such as loss of time arising from vessel breakdown and routine maintenance.

Ton--A metric ton.

Voyage Charter--Contract for hire of a vessel under which a shipowner is paid freight on the basis of moving cargo from a loading port to a discharge port. The shipowner is responsible for paying both operating costs and voyage costs. The charterer is typically responsible for any delay at the loading or discharging ports.

Available Information
---------------------

          The Company makes available free of charge through its internet website, www.eagleships.com its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. You may read and copy any document we file with the SEC at the SEC's public reference facilities maintained by the Securities and Exchange Commission at 100 Fifth Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities. Our SEC filings are also available to the public at the SEC's web site at http://www.sec.gov. The information on our website is not incorporated by reference into this report.

ITEM 1A. RISK FACTORS
---------------------

          We operate in an intensely competitive industry. Some of the following risks relate principally to the industry in which we operate and our business in general. Other risks relate principally to the securities market and ownership of our common stock. The occurrence of any of the events described in this section could cause results to differ materially from those contained in the forward-looking statements made in this report, and could significantly and negatively affect our business, financial condition, operating results or cash available for dividends.

Industry Specific Risk Factors
------------------------------

Charter hire rates for dry bulk vessels may decrease in the future, which may adversely affect our earning. The dry bulk shipping industry is cyclical with attendant volatility in charter hire rates and profitability. The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely, and charter hire rates for dry bulk vessels have recently declined from historically high levels. Fluctuations in charter rates result from changes in the supply and demand for vessel capacity and changes in the supply and demand for the major commodities carried by water internationally. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

         Factors that influence demand for vessel capacity include:
         ----------------------------------------------------------

              o  demand for and production of dry bulk products;

              o  global and regional economic conditions;

              o  the distance dry bulk is to be moved by sea; and

              o  changes in seaborne and other transportation patterns.

         Factors that influence the supply of vessel capacity include:
         -------------------------------------------------------------

              o  the number of newbuilding deliveries;

              o  the scrapping of older vessels;

              o  vessel casualties; and

              o  the number of vessels that are out of service.

          We anticipate that the future demand for our dry bulk vessels will be dependent upon continued economic growth in the world's economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global dry bulk fleet and the sources and supply of dry bulk cargo to be transported by sea. The capacity of the global dry bulk carrier fleet seems likely to increase and there can be no assurance that economic growth will continue. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

          Our ability to recharter our dry bulk vessels upon the expiration or termination of their time charters and the charter rates payable under any renewal or replacement charters will depend upon, among other things, the current state of the dry bulk shipping market. If the dry bulk shipping market is in a period of depression when our vessels' charters expire, we may be forced to re-charter them at reduced rates or even possibly a rate whereby we incur a loss, which may reduce our earnings or make our earnings volatile.

          In addition, because the market value of our vessels may fluctuate significantly, we may incur losses when we sell vessels, which may adversely affect our earnings. If we sell vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our financial statements, the sale may be at less than the vessel's carrying amount on our financial statements, resulting in a loss and a reduction in earnings.

The market values of our vessels may decrease, which could limit the amount of funds that we can borrow under our credit facility. The fair market values of our vessels have generally experienced high volatility. Market prices for secondhand dry bulk vessels have recently been at historically high levels. You should expect the market values of our vessels to fluctuate depending on general economic and market conditions affecting the shipping industry and prevailing charter hire rates, competition from other shipping companies and other modes of transportation, the types, sizes and ages of our vessels, applicable governmental regulations and the cost of newbuildings. If the market value of our fleet declines, we may not be able to draw down the full amount of our credit facility and we may not be able to obtain other financing or incur debt on terms that are acceptable to us or at all.

The market values of our vessels may decrease, which could cause us to breach covenants in our credit facility and adversely affect our operating results. If the market values of our vessels, which have recently been at historically high levels, decrease, we may breach some of the covenants contained in the financing agreements relating to our indebtedness at the time, including covenants in our credit facility. If we do breach such covenants and we are unable to remedy the relevant breach, our lenders could accelerate our debt and foreclose on our fleet. In addition, if the book value of a vessel is impaired due to unfavorable market conditions or a vessel is sold at a price below its book value, we would incur a loss that could adversely affect our operating results.

World events could affect our results of operations and financial condition. Terrorist attacks such as the attacks on the United States on September 11, 2001 and in London on July 7, 2005 and the continuing response of the United States to these attacks, as well as the threat of future terrorist attacks in the United States or elsewhere, continues to cause uncertainty in the world financial markets and may affect our business, operating results and financial condition. The continuing conflict in Iraq may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Our operating results will be subject to seasonal fluctuations, which could affect our operating results and the amount of available cash with which we can pay dividends. We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter hire rates. To the extent we operate vessels in the spot market, this seasonality may result in quarter-to-quarter volatility in our operating results, which could affect the amount of dividends that we pay to our stockholders from quarter to quarter. The dry bulk shipping market is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. While this seasonality will not affect our operating results, as long as our fleet is employed on time charters, if our vessels are employed in the spot market in the future, it could materially affect our operating results and cash available for distribution to our stockholders.

We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports. The operation of our vessels is affected by the requirements set forth in the United Nation's International Maritime Organization's International Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. Each of the vessels that has been delivered to us is ISM Code-certified and we expect that each other vessel that we have agreed to purchase will be ISM Code-certified when delivered to us.

Maritime claimants could arrest one or more of our vessels, which could interrupt our cash flow. Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a claimant may seek to obtain security for its claim by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay large sums of money to have the arrest or attachment lifted. In addition, in some jurisdictions, such as South Africa, under the "associated ship" theory of liability, a claimant may arrest both the vessel which is subject to the claimant's maritime lien and any "associated" vessel, which is any vessel owned or controlled by the same owner. Claimants could attempt to assert "associated ship" liability against one vessel in our fleet for claims relating to another of our vessels.

Governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings. A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of our vessels may negatively impact our revenues and reduce the amount of cash we have available for distribution as dividends to our stockholders.

Company Specific Risk Factors
-----------------------------

We are a recently formed company and have a limited operating history. Our company and our predecessor company, Eagle Holdings LLC, were formed in March 2005 and January 2005, respectively, and we did not own or operate any vessels prior to April 2005. We therefore, have a limited operating history and limited historical financial data on which to evaluate our operations or our ability to implement and achieve our business strategy.

We cannot assure you that our board of directors will declare dividends. Our policy is to declare quarterly dividends to stockholders in February, April, July and October in amounts that are substantially equal to our available cash from operations during the previous quarter less any cash reserves for drydockings and working capital. The declaration and payment of dividends, if any, will always be subject to the discretion of our board of directors, restrictions contained in our credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy, the terms of our outstanding indebtedness and the ability of our subsidiaries to distribute funds to us. Although our fleet is currently committed to time charters, the international dry bulk shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash that is available for the payment of dividends.

We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, including as a result of the risks described in this prospectus. Our growth strategy contemplates that we will finance our acquisitions of additional vessels through debt financings or the net proceeds of future equity issuances on terms acceptable to us. If financing is not available to us on acceptable terms, our board of directors may determine to finance or refinance acquisitions with cash from operations, which would reduce or even eliminate the amount of cash available for the payment of dividends.

          Under the terms of our credit facility, we will not be permitted to pay dividends if there is a default or a breach of a loan covenant. In addition, we are permitted to pay dividends only in amounts up to our EBITDA (as defined in our credit agreement) less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydockings. Please see the section of this prospectus entitled "Credit Facility" for more information relating to restrictions on our ability to pay dividends under the terms of our credit facility.

          Marshall Islands law generally prohibits the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares) or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. We may not have sufficient surplus in the future to pay dividends and our subsidiaries may not have sufficient funds or surplus to make distributions to us. We can give no assurance that dividends will be paid at all.

We may have difficulty managing our planned growth properly. The recent formation of our company and our initial public offering and the acquisition and management of the 13 vessels in our operating fleet have imposed, as well as additional dry bulk vessels that we may acquire in the future, will impose, significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing time charters.

          We intend to continue to grow our business. Our future growth will primarily depend on:

         o  locating and acquiring suitable vessels;

         o  identifying and consummating acquisitions;

         o  enhancing our customer base;

         o  managing our expansion; and

         o  obtaining required financing on acceptable terms.

          Growing any business by acquisition presents numerous risks, such as undisclosed liabilities and obligations, the possibility that indemnification agreements will be unenforceable or insufficient to cover potential losses and difficulties associated with imposing common standards, controls, procedures and policies, obtaining additional qualified personnel, managing relationships with customers and integrating newly acquired assets and operations into existing infrastructure. We cannot give any assurance that we will be successful in executing our growth plans or that we will not incur significant expenses and losses in connection with our future growth.

          We cannot assure you that we will be able to borrow amounts under our credit facility and restrictive covenants in our credit facility may impose financial and other restrictions on us

          We entered into a senior secured revolving credit facility in July 2005. We used borrowings under the revolving credit facility to refinance a portion of our outstanding indebtedness at the time of our initial public offering in June 2005 and to fund vessel acquisitions. Our ability to borrow future amounts under our credit facility will be subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 60% of the value of the vessels securing our obligations under the credit facility. Our ability to borrow such amounts, in each case, will be subject to our lender's approval of the vessel acquisition. Our lender's approval will be based on the lender's satisfaction of our ability to raise additional capital through equity issuances in amounts acceptable to our lender and the proposed employment of the vessel to be acquired. To the extent that we are not able to satisfy these requirements, including as a result of a decline in the value of our vessels, we may not be able to draw down the credit facility in connection with a vessel acquisition without obtaining a waiver or consent from the lender.

          The credit facility also imposes operating and financial restrictions on us. These restrictions may limit our ability to, among other things:

         o pay dividends in amounts exceeding our EBITDA, less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydockings;

         o change our Chief Executive Officer without the approval of our lender;

         o  incur additional indebtedness;

         o  change the flag, class or management of our vessels;

         o  create liens on our assets;

         o  sell our vessels;

         o merge or consolidate with, or transfer all or substantially all our assets to, another person;

         o  enter into a new line of business; and

         o enter into a time charter or consecutive voyage charters that has a term that exceeds, or which by virtue of any optional extensions may exceed, thirteen months.

          In addition, we may not pay dividends if there is a default or a breach of a loan covenant under the credit facility or if the payment of the dividends would result in a default or breach of a loan covenant. Our indebtedness may also be accelerated if we experience a change of control. Therefore, we may need to seek permission from our lender in order to engage in some corporate actions. Our lender's interests may be different from ours and we cannot guarantee you that we will be able to obtain our lender's permission when needed. This may limit our ability to pay dividends to you, finance our future operations, make acquisitions or pursue business opportunities.

We cannot assure you that we will be able to refinance indebtedness incurred under our credit facility. Our business strategy contemplates that we repay all or a portion of our acquisition related debt from time to time with the net proceeds of equity issuances. We cannot assure you that we will be able to refinance our indebtedness through equity offerings or otherwise on terms that are acceptable to us or at all. If we are not able to refinance our indebtedness, we will have to dedicate a portion of our cash flow from operations to pay the principal and interest of this indebtedness. We cannot assure you that we will be able to generate cash flow in amounts that are sufficient for these purposes. If we are not able to satisfy these obligations, we may have to undertake alternative financing plans or sell our assets. The actual or perceived credit quality of our charterers, any defaults by them, and the market value of our fleet, among other things, may materially affect our ability to obtain alternative financing. In addition, debt service payments under our credit facility or alternative financing may limit funds otherwise available for working capital, capital expenditures, payment of dividends and other purposes. If we are unable to meet our debt obligations, or if we otherwise default under our credit facility or an alternative financing arrangement, our lender could declare the debt, together with accrued interest and fees, to be immediately due and payable and foreclose on our fleet, which could result in the acceleration of other indebtedness that we may have at such time and the commencement of similar foreclosure proceedings by other lenders.

Purchasing and operating secondhand vessels may result in increased operating costs and reduced fleet utilization The 13 Handymax dry bulk vessels in our operating fleet are all secondhand vessels. We also may purchase additional secondhand vessels in the future. While we have the right to inspect previously owned vessels prior to purchase, such an inspection does not provide us with the same knowledge about their condition that we would have if these vessels had been built for and operated exclusively by us. A secondhand vessel may have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization. Furthermore, we usually do not receive the benefit of warranties on secondhand vessels.

We depend upon a few significant customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance. We derive a significant part of our revenues from a small number of charterers. The charterers' payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our stockholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our stockholders do not have any recourse against our charterers.

In the highly competitive international shipping industry, we may not be able to compete for charters with new entrants or established companies with greater resources. Our vessels are employed in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than we do. Competition for the transportation of dry bulk cargo by sea is intense and depends on price, location, size, age, condition and the acceptability of the vessel and its operators to the charterers. Due in part to the highly fragmented market, competitors with greater resources could enter the dry bulk shipping industry and operate larger fleets through consolidations or acquisitions and may be able to offer lower charter rates and higher quality vessels than we are able to offer.

We may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations. Our success depends to a significant extent upon the abilities and efforts of our management team.
We have entered into an employment contract with our Chairman and Chief Executive Officer, Sophocles Zoullas. Our success will depend upon our ability to retain key members of our management team and to hire new members as may be necessary. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could have a similar effect. We do not intend to maintain "key man" life insurance on any of our officers.

Risks associated with operating ocean going vessels could affect our business and reputation, which could adversely affect our revenues and stock price. The operation of ocean going vessels carries inherent risks. These risks include the possibility of:

     o    marine disaster;

     o    environmental accidents;

     o    cargo and property losses or damage;

     o business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions; and

     o    piracy.

          Any of these circumstances or events could increase our costs or lower our revenues. The involvement of our vessels in an environmental disaster may harm our reputation as a safe and reliable vessel owner and operator.

The shipping industry has inherent operational risks that may not be adequately covered by our insurance. We procure insurance for our fleet against risks commonly insured against by vessel owners and operators, including hull and machinery insurance, war risks insurance and protection and indemnity insurance (which include environmental damage and pollution insurance). We can give no assurance that we are adequately insured against all risks or that our insurers will pay a particular claim. Even if our insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement vessel in the event of a loss. Furthermore, in the future, we may not be able to obtain adequate insurance coverage at reasonable rates for our fleet. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. Our insurance policies also contain deductibles, limitations and exclusions which, although we believe are standard in the shipping industry, may nevertheless increase our costs or decrease our recovery in the event of a loss.

The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings. In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the average age of the 13 Handymax dry bulk vessels in our operating fleet is six years as of December 31, 2005, one of our vessels is 22 years old. As our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

We may have to pay tax on United States source income, which would reduce our earnings. Under the United States Internal Revenue Code of 1986, as amended, or the Code, 50% of the gross shipping income of a vessel owning or chartering corporation, such as ourselves and our subsidiaries, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as United States source shipping income and such income is subject to a 4% United States federal income tax without allowance for any deductions, unless that corporation qualifies for exemption from tax under
Section 883 of the Code and the Treasury regulations promulgated thereunder.

          While we believe that we qualify for exemption under Section 883 for 2005, our ability to qualify for this statutory tax exemption is dependent on certain circumstances related to the ownership of our common stock which are beyond our control and on interpretations of existing Treasury regulations and we can therefore give no assurance that we in fact will be eligible to qualify for exemption under Section 883 for future years.

          In addition, changes in the Code, the Treasury regulations or the interpretation thereof by the Internal Revenue Service or the courts could adversely affect our ability to take advantage of the exemption under Section 883.

          If we are not entitled to this exemption under Section 883 for any taxable year, we would be subject for such taxable year to a 4% United States federal income tax on our United States source shipping income. The imposition of this taxation could have a negative effect on our business and would result in decreased earnings available for distribution to our stockholders.

          Based on the current operation of our vessels, if we were subject to this tax, our United States federal income tax liability would be approximately $200,000 per year. Because the operations of our vessels are under the control of third party charterers, we can give no assurance that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

United States tax authorities could treat us as a "passive foreign investment company," which could have adverse United States federal income tax consequences to United States holders. A foreign corporation will be treated as a "passive foreign investment company," or PFIC, for United States federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of "passive income" or (2) at least 50% of the average value of the corporation's assets produce or are held for the production of those types of "passive income." For purposes of these tests, "passive income" includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute "passive income." United States stockholders of a PFIC are subject to a disadvantageous United States federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

          Based on our current and proposed method of operation, we do not believe that we have been, are or will be a PFIC with respect to any taxable year. In this regard, we intend to treat the gross income we derive or are deemed to derive from our time chartering activities as services income, rather than rental income. Accordingly, we believe that our income from our time chartering activities does not constitute "passive income," and the assets that we own and operate in connection with the production of that income do not constitute passive assets.

          There is, however, no direct legal authority under the PFIC rules addressing our proposed method of operation. Accordingly, no assurance can be given that the United States Internal Revenue Service, or IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations. If the IRS were to find that we are or have been a PFIC for any taxable year, our United States stockholders would face adverse United States tax consequences. Under the PFIC rules, unless those stockholders made an election available under the Code (which election could itself have adverse consequences for such stockholders, as discussed below under "United States Federal Income Taxation of United States Holders"), such stockholders would be liable to pay United States federal income tax upon excess distributions and upon any gain from the disposition of our common stock at the then prevailing income tax rates applicable to ordinary income plus interest as if the excess distribution or gain had been recognized ratably over the stockholder's holding period of our common stock. Please see the section of this Form 10-K entitled "Tax Considerations--United States Federal Income Taxation of United States Holders" for a more comprehensive discussion of the United States federal income tax consequences to United States stockholders if we are treated as a PFIC.

Our vessels may suffer damage and we may face unexpected drydocking costs, which could adversely affect our cash flow and financial condition. If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and can be substantial. The loss of earnings while our vessels are being repaired and repositioned, as well as the actual cost of these repairs, would decrease our earnings and reduce the amount of cash that we have available for dividends. We may not have insurance that is sufficient to cover these costs or losses and may have to pay drydocking costs not covered by our insurance.

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments. We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to make dividend payments depends on our subsidiaries and their ability to distribute funds to us. If we are unable to obtain funds from our subsidiaries, our board of directors may exercise its discretion not to declare or pay dividends. We do not intend to obtain funds from other sources to pay dividends.

As we expand our business, we may need to improve our operating and financial systems and will need to recruit suitable employees and crew for our vessels. Our current operating and financial systems may not be adequate as we implement our plan to expand the size of our fleet and our attempts to improve those systems may be ineffective. In addition, as we expand our fleet, we will need to recruit suitable additional seafarers and shore side administrative and management personnel. We cannot guarantee that we will be able to hire suitable employees as we expand our fleet. If we or our crewing agent encounters business or financial difficulties, we may not be able to adequately staff our vessels. If we are unable to grow our financial and operating systems or to recruit suitable employees as we expand our fleet, our financial performance may be adversely affected and, among other things, the amount of cash available for distribution as dividends to our stockholders may be reduced.

Risks Relating to Our Common Stock
----------------------------------

There is no guarantee that there will continue to be an active and liquid public market for you to resell our common stock. The price of our common stock after this offering may be volatile and may fluctuate due to factors such as:

     o actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

     o    mergers and strategic alliances in the dry bulk shipping industry;

     o    market conditions in the dry bulk shipping industry;

     o    changes in government regulation;

     o shortfalls in our operating results from levels forecast by securities analysts;

     o    announcements concerning us or our competitors; and

     o    the general state of the securities market.

          The dry bulk shipping industry has been highly unpredictable and volatile. The market for common stock in this industry may be equally volatile.

Our largest stockholder will continue to have a significant amount of control over the outcome of matters on which our stockholders are entitled to vote. Eagle Ventures, which is controlled by affiliates of Kelso, owns approximately 37.5% of our outstanding common stock. Therefore, Eagle Ventures will continue to have a significant amount of control over the outcome of all matters on which our stockholders are entitled to vote, including the election of directors and other significant corporate actions. The interests of Eagle Ventures and affiliates of Kelso may be different from your interests.

Future changes in the market price of our common stock could result in our incurring non-cash compensation charges that could lower our earnings. Members of our management have been awarded profits interests in Eagle Ventures. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Non-Cash Compensation Charges" for a discussion of these profits interests. These profits interests dilute the interests of the holders of Eagle Ventures and not the interests of holders of our common stock. However, we record non cash charges in our income statement for compensation to our management's profits interests in Eagle Ventures, which is based on, among other things, changes to the market price of our common stock.

We are incorporated in the Marshall Islands, which does not have a well-developed body of corporate law. Our corporate affairs are governed by our amended and restated articles of incorporation and bylaws and by the Marshall Islands Business Corporations Act, or the BCA. The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the laws of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in the United States. The rights of stockholders of companies incorporated in the Marshall Islands may differ from the rights of stockholders of companies incorporated in the United States. While the BCA provides that it is to be interpreted according to the laws of the State of Delaware and other states with substantially similar legislative provisions, there have been few, if any, court cases interpreting the BCA in the Marshall Islands and we can not predict whether Marshall Islands courts would reach the same conclusions as United States courts. Thus, you may have more difficulty in protecting your interests in the face of actions by the management, directors or controlling stockholders than would stockholders of a corporation incorporated in a United States jurisdiction which has developed a relatively more substantial body of case law.

Future sales of our common stock could cause the market price of our common stock to decline. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. We intend to issue additional shares of our common stock in the future and our stockholders, including Eagle Ventures LLC, our largest stockholder, may elect to sell large numbers of shares held by them from time to time. Our amended and restated articles of incorporation authorize us to issue 100 million shares of common stock of which 33,150,000 shares are outstanding currently.

Anti-takeover provisions in our organizational documents could make it difficult for our stockholders to replace or remove our current board of directors or have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common stock. Several provisions of our amended and restated articles of incorporation and bylaws could make it difficult for our stockholders to change the composition of our board of directors in any one year, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions will include:

        o authorizing our board of directors to issue "blank check" preferred stock without stockholder approval;

        o providing for a classified board of directors with staggered, three year terms;

        o authorizing vacancies on our board of directors to be filled only by a vote of the majority of directors then in office and specifically denying our stockholders the right to fill vacancies on the board;

        o establishing certain advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

        o      prohibiting cumulative voting in the election of directors; and

        o      limiting   the   persons  who  may  call   special   meetings  of
               stockholders.

        o From and after the time that Eagle Ventures no longer has beneficial ownership of 35% or more of our outstanding common stock, these provisions will also include:

        o authorizing the removal of directors only for cause and only upon the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote for the directors;

        o      prohibiting stockholder action by written consent; and

        o establishing supermajority voting provisions with respect to amendments to certain provisions of our amended and restated articles of incorporation and bylaws.

          These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

         None


ITEM 2.  PROPERTIES
-------------------

          We do not own any real property. We lease office space at 477 Madison Avenue, New York, New York 10022.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

          We have not been involved in any legal proceedings which may have, or have had a significant effect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. We expect that these claims would be covered by insurance, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------------------------

Common Stock
------------

          The trading market for shares of our common stock is the Nasdaq National Market, on which our shares are quoted under the symbol "EGLE." As of March 13, 2006 the number of stockholders of record of the Company's common stock was approximately 20,000. The following table sets forth the high and low closing prices for shares of our common stock since our initial public offering of common stock at $14.00 per share on June 23, 2005, as reported by the Nasdaq National Market:


        For the period:                                     High        Low
        ---------------                                     ----        ---

 June 23, 2005 to June 30, 2005..................         $13.50     $12.90
 July 1, 2005 to September 30, 2005..............         $17.57     $12.36
 October 1, 2005 to December 31, 2005............         $17.74     $14.38


          On October 28, 2005, we completed an offering of 6,000,000 shares of our common stock. Please see Item 7, "Sale of Common Stock", for additional information relating to this offering.

Restricted Stock
----------------

None

Equity Compensation Plans
-------------------------

None

Payment of Dividends to Stockholders
------------------------------------

          The Company paid a dividend on its common stock in the amount of $0.54 per share on October 31, 2005 to holders of record on October 17, 2005. Aggregate payments were $14.7 million for dividends declared in 2005. The Company paid a dividend of $0.57 per share on February 24, 2006 to holders of record on February 15, 2006. Aggregate payments were $19.0 million for dividends paid in February 2006. The Company currently intends to pay quarterly dividends to stockholders in February, April, July and October in amounts that are substantially equal to our available cash from operations during the previous quarter less any cash reserves for drydockings and working capital; however, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by the terms of certain credit agreements to which the Company and its subsidiaries are party. (See Notes to the Consolidated Financial Statements.)

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

          We were  incorporated  on March 23,  2005 and our  predecessor,  Eagle
Holdings LLC, was formed on January 26, 2005. The following selected consolidated financial data are derived from the audited consolidated financial statements of the Company included elsewhere in this report, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. The data presented herein should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In accordance with standard shipping industry practice, we did not obtain from the sellers historical operating data for the vessels that we acquired, as that data was not material to our decision to purchase the vessels. Accordingly, we have not included any historical financial data relating to the results of operations of our vessels from the period before our acquisition of them. Please see the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Lack of Historical Operating Data for Vessels Before their Acquisition."

-------------------------------------------------------------------------------

                                                         Period from January 26,
(Dollar amounts in thousands except Per Share amounts)       2005 (inception) to
                                                               December 31, 2005
                                                               -----------------
Income Statement Data
 Revenues, net of commissions................................          $56,066
                                                                 --------------
 Vessel Expenses.............................................           11,053
 Depreciation and Amortization...............................           10,412
 General and Administrative Expenses.........................            3,491
 Management and Other Fees to Affiliates.....................            6,175
 Non-cash Compensation Expense...............................           11,735
                                                                 --------------
Total Operating Expenses.....................................           42,866
Net Interest Expense.........................................            6,547
                                                                 --------------
 Net Income..................................................         $  6,653
                                                                 ==============

Share and Per Share Data
 Basic and Diluted Income per Share .........................            $0.30
 Weighted Average Shares Outstanding ........................       21,968,824
 Cash Dividend Declared per Share ...........................           $ 0.54

Consolidated Cash Flow Data
 Net cash from operating activities..........................       $   26,616
 Net cash used in investing activities.......................       ($427,966)
 Net cash from financing activities..........................        $ 425,877

                                                       As of December 31, 2005
                                                       -----------------------
Consolidated Balance Sheet Data
 Current assets .............................................          $33,829
 Total assets ...............................................          462,344
 Total liabilities ..........................................          146,551
 Long-term debt .............................................          140,000
 Stockholders' equity .......................................         $315,793

Other Data (in `000)
 EBITDA (a)..................................................           43,075
 Capital Expenditures :
       Vessels...............................................          427,966
       Payments for Drydocking...............................              422
 Ratio of Total Debt to Total Capitalization (b).............            30.7%

 Fleet Data
 Number of Vessels ..........................................               13
 Average age of Fleet (in years).............................                6
 Fleet Ownership Days........................................            2,531
 Fleet Available Days........................................            2,507
 Fleet Operating Days........................................            2,500
 Fleet Utilization...........................................            99.7%

--------------------------------------------------------------------------------

(a) Our revolving credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The Company's computation of EBITDA may not be comparable to similar titled measures of other companies. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA for the period from inception on January 26, 2005 to December 31, 2005: Period from January 26, 2005 (inception) to December 31, 2005

Net Income........................................................ $ 6,653,400
Interest Expense..................................................   7,208,641
Depreciation and Amortization.....................................  10,412,227
Amortization of Prepaid and Deferred Revenue......................     890,500
                                                                  --------------
EBITDA............................................................  25,164,768
Adjustments for Exceptional Items:
Management and Other Fees to Affiliates (1) ......................   6,175,046
Non-cash Compensation Expense (2) ................................  11,734,812
                                                                  --------------
Credit Agreement EBITDA ..........................................$ 43,074,626
                                                                  ==============
      (1) One time charge (see Notes to the financial statements)
      (2) Management's participation in profits interests in Eagle Ventures LLC (see Notes to the financial statements)

(b) Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION
        --------------------------------------------

          The following is a discussion of the Company's financial condition and results of operation for the period from January 26, 2005 (inception) to December 31, 2005. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

          This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as "believe," "estimate," "project," "intend," "expect," "plan," "anticipate," and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently increased to historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) and other factors listed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this annual report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview
--------

          We are Eagle Bulk Shipping Inc., a Marshall Islands corporation headquartered in New York City. We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 deadweight tons, or dwt, and transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2005, we own and operate a modern fleet of 13 Handymax dry bulk vessels that we have purchased from unrelated third parties.

          We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type - Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. Nine of the 13 vessels in our operating fleet are classed as Supramax dry bulk vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. The 13 vessels in our operating fleet have a combined carrying capacity of 643,980 dwt and an average age of only 6 years, as compared to an average age for the world Handymax dry bulk fleet of over 15 years.

          Our financial performance in 2005 and currently, in 2006, is based on the following key elements of our business strategy:

        (1) concentration in one vessel category: Handymax dry bulk vessels, which offer size, operational and geographical advantages (over Panamax and Capesize vessels).

        (2) our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Reliance on the spot market contributes to fluctuations in revenue, cash flow, and net income. On the other hand, time charters provide a shipping company with a predictable level of revenues. We have entered into time charters for all of our vessels which range in length from one to three years and provide for fixed semi-monthly payments in advance. This strategy is effective in strong and weak dry bulk markets, giving us security and predictability of cashflows when we look at the volatility of the shipping markets,

        (3) maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

        (4)    maintain  a  balance   between   purchasing   vessels  as  market
               conditions  and  opportunities   arise  and  maintaining  prudent
               financial ratios (e.g. leverage ratio)

The following are several significant items that have occurred during 2005:


     o We incorporated on March 23, 2005 as a Marshall Islands corporation headquartered in New York City.

     o In April 2005, we acquired the vessels CARDINAL, CONDOR, FALCON, HARRIER, HAWK I, and SHIKRA.

     o    In May 2005, we acquired the vessel KITE.

     o    In June 2005, we acquired the vessel GRIFFON and PEREGRINE.

     o On June 23, 2005, we completed our initial public offering by selling 14,400,000 shares of common stock at $14.00 per share.

     o    In July 2005, we acquired the vessel SPARROW.

     o    In August 2005, we acquired the vessel OSPREY I.

     o On October 28, 2005, we sold 6,000,000 shares of our common stock in a follow-on public offering at a price of $14.50 per share.

     o    In October 2005, we acquired the vessel MERLIN.

     o    In December 2005, we acquired the vessel HERON.

          We have employed all of our vessels on time charters for periods ranging from one to three years. The following table represents certain information about the Company's vessel acquisition and revenue earning charters:


------------------------------------------------------------------------------------------------------------
                                                                                                 Daily Time
                                        Delivered to                                             Charter Hire
 Vessel           Vessel Acquired       Charterer               Time Charter Expiration (1)      Rate
 ------           ---------------       ------------            ---------------------------      -------------
 Cardinal........ April 18, 2005        April 19, 2005          March 2007 to June 2007             $26,500
 Condor.......... April 29, 2005        April 30, 2005          November 2006 to March 2007         $24,000
 Falcon.......... April 21, 2005        April 22, 2005          February 2008 to June 2008          $20,950
 Griffon (2)..... June 1, 2005          June 3, 2005            February 2006                       $28,000
 Harrier......... April 19, 2005        April 21, 2005          March 2007 to June 2007             $23,750
 Hawk I.......... April 26, 2005        April 28, 2005          March 2007 to June 2007             $23,750
 Heron........... December 1, 2005      December 11, 2005       November 2007 to February 2008      $24,000
 Kite............ May 9, 2005           May 10, 2005            March 2006 to May 2006              $25,000
 Merlin.......... October 26, 2005      October 26, 2005        October 2007 to December 2007       $24,000
 Osprey I (3)... August 31, 2005       August 31, 2005         July 2008 to November 2008          $21,000
 Peregrine....... June 30, 2005         July 1, 2005            October 2006 to January 2007        $24,000
 Shikra.......... April 29, 2005        April 30, 2005          July 2006 to November 2006          $22,000
 Sparrow......... July 19, 2005         July 20, 2005           November 2006 to Feb 2007           $22,500

------------------------------------------------------------------------------------------------------------
     (1)  The date range  provided  represents  the  earliest and latest date on which the  charterer  may redeliver the vessel to the Company upon the termination of the charter.

     (2) Upon completion of the charter in March 2006, the GRIFFON has commenced a new charter at $13,550 per day until January 2007 to March
          2007.

     (3) The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a daily time charter rate of $25,000.



Market Overview
---------------

          The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 6,100 drybulk carriers of over 10,000 dwt aggregating approximately 350 million dwt, and the ownership of these vessels is divided among approximately 1,400 mainly private independent dry bulk vessel owners with no one shipping group owning or controlling more than 5.0% of the world bulker fleet. We primarily compete with other owners of dry bulk vessels in the Handymax and Handysize class and Panamax class sectors that are mainly privately owned fleets.

          Competition in virtually all bulk trades is intense and based primarily on supply and demand. Such demand is a function of world economic conditions and the consequent requirement for commodities, production and consumption patterns, as well as events which interrupt production, trade routes and consumption. We compete for charters on the basis of price, vessel location, size, age and condition of the vessel, as well as on our reputation as an owner and operator. Increasingly, major customers are demonstrating a preference for modern vessels based on concerns about the environmental and operational risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets.

          Our strategy is to concentrate in one vessel category of the dry bulk segment of the shipping industry - the Handymax sector. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Within the Handymax sector, the industry has migrated to a larger size of vessel class called the Surpamax class of dry bulk vessels which range in size from 50,000 dwt to 60,000 dwt. vessel. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. Nine of the 13 vessels in our operating fleet are classed as Supramax vessels.

[GRAPHIC OMITTED][GRAPHIC OMITTED]

          The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet. As of January 2006, 31% of the world Handymax fleet is 20 years or older. The 13 Handymax vessels in our operating fleet have an average age of only 6 years as of December 31, 2005, compared to an average age for the world Handymax dry bulk fleet of over 15 years. The Handymax newbuilding orderbook currently stands at 16% of the world Handymax fleet. The number of Handymax vessels over 20 years is double the orderbook.

[GRAPHIC OMITTED][GRAPHIC OMITTED]


The Handymax Market

          The dry bulk charter market was very strong in the first half of 2005, and the average TCE for Handymax vessels was the highest ever. A primary driver was sustained demand in East Asia led by continuing strong demand for commodities in China and increasingly India. Demand for vessels was further boosted by port congestion and shifts in trade patterns which increased distances or tonne-miles. However, during the second half of 2005, charter rates eased considerably from their all-time highs as the inventory build-up of commodities at consuming economies declined along with an easing of port congestion.

Lack of Historical Operating Data for Vessels Before their Acquisition
----------------------------------------------------------------------

          Consistent with shipping industry practice, other than inspection of the physical condition of the vessels and examinations of classification society records, there is no historical financial due diligence process when we acquire vessels. Accordingly, we do not obtain the historical operating data for the vessels from the sellers because that information is not material to our decision to make acquisitions, nor do we believe it would be helpful to potential investors in our common stock in assessing our business or profitability. Most vessels are sold under a standardized agreement, which, among other things, provides the buyer with the right to inspect the vessel and the vessel's classification society records. The standard agreement does not give the buyer the right to inspect, or receive copies of, the historical operating data of the vessel. Prior to the delivery of a purchased vessel, the seller typically removes from the vessel all records, including past financial records and accounts related to the vessel. In addition, the technical management agreement between the seller's technical manager and the seller is automatically terminated and the vessel's trading certificates are revoked by its flag state following a change in ownership.

          Consistent with shipping industry practice, we treat the acquisition of a vessel (whether acquired with or without charter) as the acquisition of an asset rather than a business. Although vessels are generally acquired free of charter, we have acquired (and may in the future acquire) some vessels with time charters. Where a vessel has been under a voyage charter, the vessel is delivered to the buyer free of charter, and it is rare in the shipping industry for the last charterer of the vessel in the hands of the seller to continue as the first charterer of the vessel in the hands of the buyer. In most cases, when a vessel is under time charter and the buyer wishes to assume that charter, the vessel cannot be acquired without the charterer's consent and the buyer's entering into a separate direct agreement with the charterer to assume the charter. The purchase of a vessel itself does not transfer the charter, because it is a separate service agreement between the vessel owner and the charterer.

Critical Accounting Policies
----------------------------

          The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

          Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a description of all our significant accounting policies, see Note 2 to our consolidated financial statements included herein.

Revenue Recognition

          We currently generate all of our revenue from time charters. Time charters are for a specific period of time at a specific rate per day or month, and are generally not as complex or as subjective as voyage charters. If we had a vessel on a voyage charter, or a charter in the spot market, we would agree to provide a vessel for the transport of specific goods between specific ports in return for the payment of an agreed upon freight per ton of cargo or, alternatively, for a specified total amount. All operating costs would be for our account. Voyage expenses, such as fuel and port charges, are recognized ratably over the duration of the voyage and, therefore, are allocated between reporting periods based on the relative transit time in each period. Estimated losses under a voyage charter are provided for in full at the time such losses become evident.

          Revenue recognition for voyage charters may be calculated on either a load-to-load basis or on a discharge-to-discharge basis. Our accounting policy for recognition of voyage freight for vessels operating on voyage charters would be on a discharge-to-discharge basis. Under this method, voyage revenue is recognized evenly over the period from the departure of a vessel from its prior discharge port to departure from the next discharge port. We believe that the discharge-to-discharge method is preferable because it eliminates the uncertainty associated with the location of the next load port. This method is the predominant one used by the industry.

Vessel Lives and Impairment

          The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased less depreciation. We depreciate our dry bulk vessels on a straight-line basis over their estimated useful lives, estimated to be 28 years from date of initial delivery from the shipyard to the original owner. Depreciation is based on cost less the estimated residual salvage value. Salvage, or scrap, value is based upon a vessel's lightweight tonnage ("lwt") multiplied by a scrap rate. We use a scrap rate of $150 per lwt, which we believe is common in the dry bulk shipping industry, to compute each vessel's salvage value. An increase in the useful life of a dry bulk vessel or in its salvage value would have the effect of decreasing the annual depreciation charge and extending it into later periods. A decrease in the useful life of a dry bulk vessel or in its salvage value would have the effect of increasing the annual depreciation charge. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, the vessel's useful life is adjusted to end at the date such regulations become effective. The estimated scrap value is used in the computation of depreciation expense and recoverability of the carrying value of each vessel when evaluating for impairment of vessels. Management's estimates for salvage values may differ from actual results.

          The carrying values of the Company's vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as undiscounted projected operating cash flows, vessel sales and purchases, business plans and overall market conditions. We determine undiscounted projected net operating cash flow for each vessel and compare it to the vessel carrying value. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. In developing estimates of future cash flows, the Company must make assumptions about future charter rates, ship operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective. In the event that an impairment were to occur, we would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. We estimate fair value primarily through the use of third party valuations performed on an individual vessel basis.

Deferred Drydock Cost

          There are three methods that are used by the shipping industry to account for drydockings; first is the prepaid method where drydock costs are capitalized when incurred and amortized over the period to the next scheduled drydock; second, is the accrual method where the estimated cost of the next scheduled drydock is accrued over the period preceding such drydock, and lastly; expensing drydocking costs in the period it is incurred. We use the prepaid method of accounting for drydock expenses. Under the prepaid method, drydock expenses are capitalized and amortized on a straight-line basis until the next drydock, which we estimate to be a period of two to three years. We believe the prepaid method better matches costs with revenue and minimizes any significant changes in estimates associated with the accrual method, including the disposal of vessels before a drydock which has been accrued before it is performed. We use judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in prepaid drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted. We expect that our vessels will be required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. Costs capitalized as part of the drydocking include actual costs incurred at the drydock yard and parts and supplies used in making such repairs.

Vessel Acquisitions

          Where we identify any intangible assets or liabilities associated with the acquisition of a vessel, we record all identified tangible and intangible assets or liabilities at fair value. Fair value is determined by reference to market data and the amount of expected future cash flows. We value any asset or liability arising from the market value of the time charters assumed when an acquired vessel is delivered to us.

          Where we have assumed an existing charter obligation or enter into a time charter with the existing charterer in connection with the purchase of a vessel at charter rates that are less than market charter rates, we record a liability in Deferred Revenues based on the difference between the assumed charter rate and the market charter rate for an equivalent vessel. Conversely, where we assume an existing charter obligation or enter into a time charter with the existing charterer in connection with the purchase of a vessel at charter rates that are above market charter rates, we record an asset in Prepaid Charter Revenue, based on the difference between the market charter rate and the contracted charter rate for an equivalent vessel. This determination is made at the time the vessel is delivered to us, and such assets and liabilities are amortized to revenue over the remaining period of the charter. The determination of the fair value of acquired assets and assumed liabilities requires us to make significant assumptions and estimates of many variables including market charter rates, expected future charter rates, future vessel operation expenses, the level of utilization of our vessels and our weighted average cost of capital. The use of different assumptions could result in a material change in the fair value of these items, which could have a material impact on our financial position and results of operations. In the event that the market charter rates relating to the acquired vessels are lower than the contracted charter rates at the time of their respective deliveries to us, our net earnings for the remainder of the terms of the charters may be adversely affected although our cash flows will not be so affected.

Results of Operations for the period from January 26, 2005 (inception) to December 31, 2005

Factors Affecting Our Results of Operations

          We believe that the important measures for analyzing future trends in our results of operations consist of the following:

                                                 Period from January
                                                 26, 2005 (inception)
                                                 to December 31, 2005
                                                 --------------------

Ownership Days.................................           2,531
Available Days.................................           2,507
Operating Days.................................           2,500
Fleet Utilization..............................           99.7%

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

     o TCE rates: We define TCE rates as our voyage and time charter revenues less voyage expenses during a period divided by the number of our available days during the period, which is consistent with industry standards. TCE rate is a standard shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charter hire rates for vessels on voyage charters are generally not expressed in per day amounts while charter hire rates for vessels on time charters generally are expressed in such amounts.

          Voyage and Time Charter Revenue

          Shipping revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by a Company and the trades in which those vessels operate. In the drybulk sector of the shipping industry, rates for the transportation of drybulk cargoes such as ores, grains, steel, fertilizers, and similar commodities, are determined by market forces such as the supply and demand for such commodities, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for shipments then is significantly affected by the state of the economy globally and in discrete geographical areas. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapping.

          Revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on time charter equivalent ("TCE") revenues. TCE revenue comprises revenue from vessels operating on time charters, or TC revenue, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE revenue serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

          Our economic decisions are based on anticipated TCE rates and we evaluate financial performance based on TCE rates achieved. Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of the daily charter hire rates that our vessels earn under charters, which, in turn, are affected by a number of factors, including:

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

          All our revenues for the period from inception on January 26, 2005 to December 31, 2005 were earned from time charters hence our TCE revenue is equal to the TC revenue. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

          Net revenues, for the period since inception on January 26, 2005 to December 31, 2005, of $56,066,058 includes time charter revenues of $59,997,448 and deductions for brokerage commissions of $3,040,890 and $890,500 in amortization of net prepaid and deferred charter revenue.

          Voyage Expenses

          To the extent that we employ our vessels on voyage charters, we will incur expenses that include port and canal charges, bunker (fuel oil) expenses and commissions, as these expenses are borne by the vessel owner on voyage charters. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessels. Currently all our vessels are employed under time charters that require the charterer to bear all of those expenses, hence we expect that any port and canal charges and bunker expenses, if incurred, will represent a relatively minor portion of our vessels' overall expenses.

          Vessel Expenses

          For the period since inception on January 26, 2005 to December 31, 2005, total vessel expenses incurred amounted to $11,052,429. These expenses included $8,156,481 in vessel operating costs, $1,678,695 in delivery and pre-operating costs associated with the acquisition of the 13 vessels of our fleet, including providing these newly acquired vessels with initial provisions and stores, $692,605 in technical management fees, and $524,648 in costs associated with vessel onboard inventory stocks.

          Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees.

          Insurance expense varies with overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage. The main insurance expenses include Protection and Indemnity ("P & I") insurance (i.e. liability insurance) costs, and hull and machinery insurance (i.e. asset insurance) costs. Certain other insurances, such as basic war risk premiums based on voyages into designated war risk areas are often for the account of the charterers.

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

          For the period since commencement of vessel operations in April 2005 to December 31, 2005, we paid our technical manager, V. Ships, a fixed management fee of $8,333 per month for each vessel in our operating fleet in respect of which it provides technical management services. These fees are included in Vessel Operating Expenses. Technical management services include managing day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, supervising the maintenance and general efficiency of vessels, arranging the hire of qualified officers and crew, arranging dry-docking and repairs, purchasing stores, supplies, spare parts and new equipment, appointing supervisors and technical consultants and providing technical support.

          Our vessel operating expenses, which generally represent costs under the vessel operating budgets, cost of insurance and vessel registry and other regulatory fees, will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, may also cause these expenses to increase, including, for instance, developments relating to market prices for insurance and petroleum-based lubricants and supplies.

          Depreciation and Amortization

          The cost of our vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton, which we believe is common in the dry bulk shipping industry. Our depreciation charges will increase as our fleet is enlarged which will also lead to an increase of ownership days. For the period since inception on January 26, 2005 to December 31, 2005, total depreciation and amortization expense was $10,412,227 of which amount, $10,384,247 relates to depreciation and $27,980 relates to the amortization of deferred drydocking costs.

          Amortization of deferred financing costs for the period since inception on January 26, 2005 to December 31, 2005 is included in interest expense. These amortization costs include a write-off of $1,130,712 relating to deferred financing fees associated with our term loan facility which was entirely repaid upon refinancing with our revolving credit facility in July 2005, and $98,065 relating to amortization of financing costs associated with our revolving credit facility.

          General and Administrative Expenses

          General and Administrative Expenses for the period since inception on January 26, 2005 to December 31, 2005 amounted to $3,491,330. Our general and administrative expenses include recurring administrative costs and non-recurring formation and advisory costs. Recurring costs include our onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors fees, and directors and officers insurance. For the period from inception on January 26, 2005 to December 31, 2005, recurring administrative costs amounted to $2,681,063. Non-recurring costs include costs relating to the formation of our company and related advisory costs. For the period from inception on January 26, 2005 to December 31, 2005, non-recurring costs amounted to $810,267. We expect general and administrative expenses to increase as our fleet is enlarged.

          Financial Advisory Fees

          For the period since inception on January 26, 2005 to December 31, 2005, we have recorded an expense of $5,175,046 in connection with an investment banking and financial advisory fee paid to Kelso & Company, L.P. ("Kelso") and certain non-management affiliates of Eagle Ventures LLC pursuant to the financial advisory agreement that we entered into with Kelso. This fee was incurred in the quarter ended June 30, 2005 and was payable in connection with Kelso assisting us in our strategic planning, obtaining debt and equity financing and acquiring vessels. In addition, we have recorded an expense of $1,000,000 in the quarter ended June 30, 2005 in connection with a payment made to Kelso in order to terminate certain of our obligations under the financial advisory agreement including our obligation to pay an annual $500,000 fee thereunder.

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

          For the period from inception in January 26, 2005 to December 31, 2005, the Company recorded a non-cash compensation charge of $11.7 million. Of that charge, approximately $9.2 million relates to the portion of the performance-related profits interests that vested upon consummation of the
Company's initial public offering. The remaining $2.5 million non-cash compensation charge was taken as a result of the service-related and non-accelerated performance-related profits interests. The Company is recording compensation charges relating to the service-related profits interests over four years. The non-accelerated performance related profits interests vest based on affiliates of Kelso achieving certain multiples on their original investment in the assets of Eagle Ventures LLC through the receipt of distributions from Eagle Ventures LLC. The vesting occurs ratably upon achieving a return on investment ranging from two times to four times the original investment. To calculate the non-cash compensation charge that is reflected in the Company's income statement for the non-accelerated performance-related profits interests, the Company has assumed that these profits interests will vest four years after their issuance. The Company is therefore recording compensation charges relating to such profits interests over four years.

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

          On January 28, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated (the "Third LLC Agreement"). This provided for the award of additional profits interests in Eagle Ventures LLC to certain management employees and provided for certain adjustments in the manner distributions are made by Eagle Ventures in connection with such newly awarded profits interests. These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company's common stock.

          On March 8, 2006, the Third LLC Agreement was amended and restated (the "Fourth LLC Agreement") and is included as Exhibit 10.6 to this annual report. Pursuant to the Fourth LLC Agreement, an adjustment was made in the schedule governing the management members' retention of service-related profits interests upon their termination of employment with Eagle Ventures LLC or its subsidiaries (including the Company). In addition, under the Fourth LLC Agreement one-fourth of the service-related profits interests granted on January 28, 2006 were immediately vested and the remaining newly granted service-related profits interests were made subject to a three-year retention schedule.

          Interest and Finance Costs

Interest Expense period from inception in January 26, 2005 to December 31, 2005 consists of:

Loan Interest.........................................           $4,855,054
Commitment Fees.......................................              516,588
Eagle Ventures Note Interest..........................              608,222
Amortization of Deferred Financing Costs..............               98,065
Write-off of Deferred Financing Costs ................            1,130,712
                                                            ----------------
Total Interest Expense................................           $7,208,641
                                                            ================

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

Subsequent to the Company's initial public offering in June 2005, we borrowed $28,500,000 from the term loan facility to fund the balance of the purchase price for its ninth vessel, PEREGRINE.

          In July 2005, the outstanding balance of $88,500,000 under the term loan facility was refinanced with a new ten-year $330,000,000 revolving credit facility. We paid a facility arrangement fee of $1,200,000 which is recorded in Interest Expense. We expect to incur interest expense and additional financing costs under our new credit facility in connection with debt incurred to finance future vessel acquisitions.

          From July 2005 to October 2005, we borrowed $100,000,000 from the revolving credit facility to fund the following vessel purchases: $30,600,000 to fund the balance of the purchase price of our tenth vessel, SPARROW; $30,900,000 to fund the balance of the purchase price of our eleventh vessel, OSPREY I; $7,000,000 to fund the deposits representing the 10% of the purchase price for the twelfth and thirteenth vessels, MERLIN and HERON; $31,500,000 to fund the balance of the purchase price of the MERLIN.

          In October 2005, we used a portion of the proceeds from our follow-on equity offering to repay $48,500,000 of the principal balance under the from the revolving credit facility.

          As of December 31, 2005, our debt consisted of $140,000,000 in borrowings under the revolving credit facility.

          Under the terms of the revolving credit agreement, the facility will be available in full for five years and there are no principal repayment obligations for the first five years. Over the remaining period of five years, the amount available under the facility will reduce in semi-annual amounts of $20,500,000 with a final reduction of $125,000,000 occurring simultaneously with the last semi-annual reduction. The credit facility bears interest at LIBOR plus a margin of 0.95%. The Company must also pay a commitment fee of 0.4% per annum on the unused portion of the revolving credit facility on a quarterly basis.

          From the inception of the Company's debt through December 31, 2005, interest rates ranged from 4.10% to 5.49%, including a margin of 0.95% over LIBOR. The weighted average effective interest rate was 4.69%.

          Interest Rate Swaps

          We have  entered into  interest  rate swaps to  effectively  convert a portion of our debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. In September 2005, we entered into interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000. These contracts mature in September 2010. Exclusive of a margin of 0.95%, the Company will pay fixed-rate interest of 4.22% and 4.54% respectively, and receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). We record the fair value of the interest rate swap as an asset or liability in our financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $2,647,077 has been recorded in Other Assets in our financial statements as of December 31, 2005.

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

          Our revolving credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA for the period from inception on January 26, 2005 to December 31, 2005:

                                                     Period from January 26,
                                                       2005 (inception) to
                                                        December 31, 2005
                                                        -----------------

Net Income.........................................             $ 6,653,400
Interest Expense...................................               7,208,641
Depreciation and Amortization......................              10,412,227
Amortization of Prepaid and Deferred Revenue.......                 890,500
                                                    ---------------------------
EBITDA.............................................              25,164,768
Adjustments for Exceptional Items:
Management and Other Fees to Affiliates (1) .......               6,175,046
Non-cash Compensation Expense (2) .................              11,734,812
                                                    ---------------------------
Credit Agreement EBITDA ...........................            $ 43,074,626
                                                    ===========================
----------
(1)  One time charge (see Notes to our financial statements)

(2) Management's participation in profits interests in Eagle Ventures LLC (see Notes to our financial statements)

Effects of Inflation

          The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

          Prior to our initial public offering, we funded our initial capital requirements with equity contributions, borrowings from Eagle Ventures and borrowings under our term loan facility. Eagle Ventures had provided us with $40,843,662 in equity contributions, $58,730,404 in debt financing in the form of a promissory note, and we borrowed a total of $214,450,000 under our term loan facility in connection with vessel acquisitions.

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

          In connection with our initial public offering, in July 2005, we entered into a $330,000,000 revolving credit facility to refinance the remaining portion of our outstanding indebtedness under the term loan facility, fund vessel acquisitions and provide funds for working capital purposes. In addition to the refinanced portion of $88,500,000, we borrowed an additional $100,000,000 under this revolving credit facility to finance the acquisition of four vessels in 2005.

          In connection with our follow-on public offering on October 28 2005, which raised a total of $87,000,000 providing us with net proceeds of $82,045,773, we used $48,500,000 of the net proceeds to repay part of the outstanding principal under the revolving credit facility and $31,500,000 to pay the balance of the purchase price of the vessel HERON. As of December 31, 2005 we have a total outstanding debt of $140,000,000 under the revolving credit facility. As of December 31, 2005, the available undrawn amount under our revolving credit facility was $190,000,000.

          As of December 31, 2005, our cash balance was $24,526,528. In addition, $6,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of December 31, 2005. Also recorded in Restricted Cash is an amount of $124,616 which is collateralizing a letter of credit relating to our office lease. We anticipate that internally generated cash flow and, if necessary, borrowings under our new credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for at least the next 12 months. We have the ability to borrow up to $10,000,000 under our credit facility for working capital purposes.

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

Dividends

          Our policy is to declare quarterly dividends to stockholders in February, April, July and October in amounts that are substantially equal to our available cash from operations during the previous quarter less any cash reserves for drydocking and working capital.

          Our revolving credit facility permits us to pay quarterly dividends in amounts up to our quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydocking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing which could affect our dividend policy.

          On October 31, 2005 we paid a cash dividend on our common stock of $0.54 per share for the third quarter of 2005 to all shareholders of record as of October 17, 2005. The aggregate amount of the cash dividend paid to our shareholders was $14,661,000.

          On January 30, 2006 the Company's Board of Directors declared a cash dividend for the fourth quarter of 2005 of $0.57 per share which was paid on February 24, 2006 to all shareholders of record as of February 15, 2006. The aggregate amount of this cash dividend was $18,895,500. Since the Company did not own the two acquired ships and receive the benefit of their revenues for the full quarter (the Merlin delivered October 26, 2005 and the Heron delivered December 1, 2005), it funded approximately $1,500,000 of this dividend from excess working capital as disclosed in the Company's prospectus dated October 28, 2005 in order to pay its indicated dividend of $0.57 per share.

Sale of Common Stock

          On June 23, 2005, the Company completed its initial public offering by issuing and selling to the public 14,400,000 shares of common stock at $14.00 per share, raising gross proceeds of $201,600,000 before deduction of underwriting discounts, commissions and expenses of $15,070,710. The Company used $185,288,656 of the net proceeds from the offering to repay $125,950,000 of the indebtedness under its existing loan facility and $59,338,656 owed to Eagle Ventures under a promissory note, including accrued interest.

          On October 28, 2005, the Company sold 6,000,000 shares of its common stock in a public offering at a price of $14.50 per share, raising gross proceeds of $87,000,000 before deduction of underwriting discounts, commissions and expenses of $4,954,227. The sale included an over-allotment portion of 825,000 shares of which 325,000 shares were offered by our largest shareholder Eagle Ventures LLC. We used $80,000,000 of the net proceeds from the offering to repay $48,500,000 of our outstanding indebtedness under the revolving credit facility, which reduced our outstanding debt to $140,000,000, and used $31,500,000 of the net proceeds to pay the balance of the purchase price for the HERON which was acquired in December 2005.

Revolving Credit Facility

          In July 2005, we entered into a 10-year $330,000,000 revolving credit facility. As of December 31, 2005, the outstanding indebtedness under the revolving credit facility amounts to $140,000,000.

          We are permitted to borrow up to the remaining capacity, as of December 31, 2005, of $190,000,000 including amounts available to borrow for working capital purposes as described below, in connection with future acquisitions of dry bulk carriers between 25,000 dwt and 85,000 dwt that are not older than 10 years. We are permitted to borrow up to $10,000,000 at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time our ability to borrow amounts for working capital purposes is subject to review and reapproval on an annual basis.

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

          We paid an arrangement fee of $1,200,000 in connection with the credit facility. We also incur a fee of 0.4% per annum on the unused portion of the revolving loan on a quarterly basis.

          Our ability to borrow amounts under the revolving credit facility will be subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 60% of the value of the vessels securing our obligations under the credit facility. Our ability to borrow such amounts, in each case, is subject to our lender's approval of the vessel acquisition. Our lender's approval will be based on the lender's satisfaction of our ability to raise additional capital through equity issuances in amounts acceptable to our lender and the proposed employment of the vessel to be acquired.

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

          The  revolving  credit  facility,   as  amended,   contains  financial
covenants requiring us, among other things, to ensure that:

          o the aggregate market value of the vessels in our fleet that secure our obligations under the revolving credit facility, as determined by an independent shipbroker on a charter free basis, at all times exceeds 130% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements;

          o to the extent our debt during any accounting period is less than $200,000,000, our total assets minus our debt will not be less than $100,000,000; to the extent our debt during any accounting period is greater than $200,000,000, our total assets minus our debt will not be less than $150,000,000;

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2005:


                                                   Within         One to      Three to       More than
                                                 One Year      Three Years    Five Years     Five years        Total
                                                 --------      -----------    ----------     ----------        -----
                                                                  (in thousands of U.S. dollars)
Bank Loans  ............................             $--             $--           $--        $140,000       $140,000

Interest and borrowing fees (1) ........            8,239         16,500         16,559         38,523         79,821
Office lease (2)........................              191            511            544             69          1,315
                                             -------------------------------------------------------------------------
Total...................................           $8,430        $17,011        $17,113       $178,592       $221,136
                                             =========================================================================

----------
(1) The Company is a party to floating-to-fixed interest rate swaps covering notional amounts of $100,000,000 and $30,000,000 at December 31, 2005 that effectively convert the Company's interest rate exposure from a floating rate based on LIBOR to a fixed rate of 4.22% and 4.54% respectively, plus a margin of 0.95%. The interest obligations for floating rate debt ($10,000,000 as of December 31, 2005) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at December 31, 2005.

(2)  We occupy office space on a 63-month lease.

          Capital Expenditures

          We make capital expenditures from time to time in connection with our vessel acquisitions. Our vessel acquisitions in 2005 consist of 13 Handymax dry bulk vessels with a total cost of $427,144,953. We funded the acquisitions of our vessels with a combination of equity contributions that we received from Eagle Ventures, borrowings under our credit facilities, debt incurred under a promissory note that we issued to Eagle Ventures, proceeds from our initial public offering and proceeds from our follow-on public offering.

          In addition to the vessel acquisitions, we have spent $820,904 on capital improvements to some of our vessels. These improvements are expected to enhance the revenue earning capabilities of these vessels.

          In addition to acquisitions that we may undertake in future periods, other major capital expenditures include funding the Company's maintenance program of regularly scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

          In 2005, we have spent $421,682 on vessel drydockings and this amount will be amortized to expense on a straight-line basis over the period through the date the next drydocking is scheduled to become due. The following table represents certain information about the estimated costs for anticipated vessel drydockings in 2006 and 2007 along with the allocation of anticipated off-hire days:

Quarter Ending                         Off-hire Days(1)    Projected Costs(2)
--------------                         ----------------    ------------------
March 31, 2006 .......................        60             $1.40 million
June 30, 2006.........................        --                    --
September 30, 2006....................        15             $0.35 million
December 31, 2006.....................        15             $0.35 million
March 31, 2007........................        30             $0.70 million
June 30, 2007.........................        --                    --
September 30, 2007....................        30             $0.70 million
December 31, 2007.....................        15             $0.35 million

----------
(1) Actual length of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2) Actual costs vary based on various factors, including where the drydockings are actually performed.

          Contracted Time Charter Revenue

          We have time charter contracts currently for all our vessels. The contracted time charter revenue schedule, as shown below, reduces future contracted revenue for any estimated off-hire days relating to dry-docks.

          The following table represents certain information about the Company's revenue earning charters:

                                                                    Daily Time
               Delivered                                             Charter
Vessel         to Charterer        Time Charter Expiration (1)      Hire Rate
------         ------------        ---------------------------      ---------

Cardinal       April 19, 2005      March 2007 to June 2007            $26,500
Condor         April 30, 2005      November 2006 to March 2007        $24,000
Falcon         April 22, 2005      February 2008 to June 2008         $20,950
Griffon(2)     June 3, 2005        February 2006                      $28,000
Harrier        April 21, 2005      March 2007 to June 2007            $23,750
Hawk I         April 28, 2005      March 2007 to June 2007            $23,750
Kite           May 10, 2005        March 2006 to May 2006             $25,000
Osprey I(3)    September 1, 2005   May 2008 to September 2008         $21,000
Peregrine      July 1, 2005        October 2006 to January 2007       $24,000
Shikra         April 30, 2005      July 2006 to November 2006         $22,000
Sparrow        July 20, 2005       November 2006 to Feb 2007          $22,500
Merlin         October 26, 2005    October 2007 to December 2007      $24,000
Heron          December 11, 2005   December 2007 to February 2008     $24,000

----------
(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(2) Upon completion of the charter in March 2006, the GRIFFON has commenced a new charter at $13,550 per day until January 2007 to March 2007.
(3) The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a daily time charter rate of $25,000.


Off-balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

          As of December 31, 2005, the Company's debt consisted of $140,000,000 in loans under bank mortgage agreements at a margin plus variable rates above the LIBOR. From the facility's inception through December 31, 2005, rates ranged from 4.10% to 5.49% (including margins). The weighted average effective interest rates was 4.69%.

          The Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of December 31, 2005, the Company has entered into interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000. These contracts commenced in September 2005 and mature in September 2010. Exclusive of a margin of 0.95%, the Company will pay fixed-rate interest of 4.22% and 4.54% respectively, and receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). The Company records the fair value of the interest rate swap as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. At December 31, 2005, the Company recorded an asset of $2,647,077 which is included in Other Assets in the accompanying balance sheet.

Currency and Exchange Rates

          The shipping industry's functional currency is the U.S. dollar. The Company generates all of its revenues in U.S. dollars. The majority of the Company's operating expenses and the entirety of its management expenses are in U.S. dollars. The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption "Consolidated Financial Statements" as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

          Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

          In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

          On January 28, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated (the "Third LLC Agreement"). This provided for the award of additional profits interests in Eagle Ventures LLC to certain management employees and provided for certain adjustments in the manner distributions are made by Eagle Ventures in connection with such newly awarded profits interests. These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company's common stock.

          On March 8, 2006, the Third LLC Agreement was amended and restated (the "Fourth LLC Agreement") and is included as Exhibit 10.6 to this annual report. Pursuant to the Fourth LLC Agreement, an adjustment was made in the schedule governing the management members' retention of service-related profits interests upon their termination of employment with Eagle Ventures LLC or its subsidiaries (including the Company). In addition, under the Fourth LLC Agreement one-fourth of the service-related profits interests granted on January 28, 2006 were immediately vested and the remaining newly granted service-related profits interests were made subject to a three-year retention schedule.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

          The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders (our "2006 Proxy Statement").

Executive Officers

          The information  concerning our Executive Officers required under this
Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders (our "2006 Proxy Statement").

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2006 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2006 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2006 Proxy Statement.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference from our 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference from our 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference from our 2006 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information about the fees for 2005 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2006 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2006 Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this Annual Report on Form 10-K

     1.   Consolidated   Financial   Statements:   See  accompanying   Index  to
          Consolidated Financial Statements.

     2.   Consolidated   Financial  Statement   Schedule:   Financial  statement
          schedules are omitted due to the absence of conditions under which they are required

(b)  Exhibits

    3.1   Amended and Restated Articles of Incorporation of the Company*

    3.2   Amended and Restated Bylaws of the Company*

    4.1   Form of Share Certificate of the Company*

    10.1  Form of Registration Rights Agreement*

    10.2  Form of Management Agreement*

    10.3  Form of Credit Agreement*

    10.4  Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan*

    10.5  Employment Agreement for Mr. Sophocles N. Zoullas*

    10.6 Form of Fourth Amended and Restated Limited Liability Company Agreement of Eagle Ventures LLC

    21.1  Subsidiaries of the Company**

    31.1  Rule 13a-14(d) / 15d-14(a)_Certification of CEO

    31.2  Rule 13a-14(d) / 15d-14(a)_Certification of CFO

    32.1  Section 1350 Certification of CEO

    32.2  Section 1350 Certification of CFO


* Incorporated by reference to the Registration Statement on Form S-1, Registration No. 333-123817.
** Incorporated by reference to the Registration Statement on Form S-1, Registration No. 333-128930.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EAGLE BULK SHIPPING INC.



                                            By: /s/Sophocles Zoullas
                                                ----------------------
                                                Name:  Sophocles Zoullas
                                                Title: Chief Executive Officer

March 14, 2006


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2006.



             Signature                                    Title

       /s/Sophocles Zoullas
-----------------------------------       Chief Executive Officer, and Director
         Sophocles Zoullas

       /s/Alan S. Ginsberg
-----------------------------------               Chief Financial Officer
         Alan S. Ginsberg                        (principal accounting Officer)

     /s/Michael B. Goldberg
-----------------------------------                      Director
        Michael B. Goldberg

       /s/Frank J. Loverro
-----------------------------------                      Director
         Frank J. Loverro

        /s/David B. Hiley
-----------------------------------                      Director
          David B. Hiley

      /s/Douglas P. Haensel
-----------------------------------                      Director
        Douglas P. Haensel

       /s/Joseph Cianciolo
-----------------------------------                      Director
         Joseph Cianciolo

       /s/Michael Mitchell
-----------------------------------                      Director
         Michael Mitchell

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm .....               F-2
Consolidated Balance Sheet as of December 31, 2005...........               F-3
Consolidated Statements of Operations from January 26, 2005
  (inception) to December 31, 2005...........................               F-4
Consolidated Statement of Stockholders' Equity from
   January 26, 2005 (inception) to December 31, 2005.........               F-5
Consolidated Statement of Cash Flows from January 26, 2005
   (inception) to December 31, 2005..........................               F-6
 Notes to Consolidated Financial Statements..................               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

          The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

          We have audited the accompanying consolidated balance sheet of Eagle Bulk Shipping Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from January 26, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the period from January 26, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.


                                                /s/ Ernst & Young LLP


New York, New York
March 8, 2006


                                                            EAGLE BULK SHIPPING INC.
                                                          CONSOLIDATED BALANCE SHEET



                                                                                                December 31, 2005
                                                                                                -----------------
 ASSETS:
 Current Assets:

    Cash ................................................................................            $24,526,528
    Accounts Receivable..................................................................                281,094
    Prepaid Charter Revenue..............................................................              8,508,000
    Prepaid Expenses.....................................................................                513,145
                                                                                                 -----------------

  Total Current Assets...................................................................             33,828,767
 Fixed Assets:
    Vessels and Vessel Improvements, at cost, net of Accumulated
          Depreciation of $10,384,247....................................................            417,581,610

 Restricted Cash.........................................................................              6,624,616
 Deferred Drydock Costs, net of Accumulated Amortization of $27,980......................                393,702
 Deferred Financing Costs, net of Accumulated Amortization of $98,065....................              1,268,209
 Other Assets ...........................................................................              2,647,077
                                                                                                 ==================

 Total Assets............................................................................           $462,343,981
                                                                                                 ==================

 LIABILITIES & STOCKHOLDERS' EQUITY
 Current Liabilities:
Accounts Payable.........................................................................             $1,861,145
Accrued Interest.........................................................................                514,631
Other Accrued Liabilities................................................................                424,669
Deferred Revenue.........................................................................              1,306,000
Unearned Charter Hire Revenue............................................................              2,444,522
                                                                                                 -----------------

  Total Current Liabilities..............................................................              6,550,967
  Long-term Debt.........................................................................            140,000,000
                                                                                                 -----------------

 Total Liabilities.......................................................................            146,550,967
 Commitment and Contingencies
 Stockholders' Equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued...............                     --
Common stock, $.01 par value, 100,000,000 shares authorized, 33,150,000 shares issued and                331,500
  outstanding............................................................................
Additional Paid-In Capital...............................................................            320,822,037
Retained Earnings (net of Dividends declared of $14,661,000).............................             (8,007,600)
Accumulated Other Comprehensive Income...................................................              2,647,077
                                                                                                 -----------------

Total Stockholders' Equity.............................................................              315,793,014
                                                                                                 -----------------

 Total Liabilities and Stockholders' Equity..............................................           $462,343,981
                                                                                                 ==================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Period from
                                                           January 26, 2005
                                                             (inception) to
                                                           December 31, 2005
                                                           -----------------


 Revenues, net of commissions...........................     $56,066,058

 Vessel Expenses........................................      11,052,429
 Depreciation and Amortization..........................      10,412,227
 General and Administrative Expenses....................       3,491,330
 Management and Other Fees to Affiliates................       6,175,046
 Non-cash Compensation Expense..........................      11,734,812
                                                           -----------------

    Total Operating Expenses............................      42,865,844
                                                           -----------------


 Operating Income.......................................      13,200,214

 Interest Expense.......................................       7,208,641
 Interest Income........................................        (661,827)
                                                           -----------------

    Net Interest Expense................................       6,546,814
                                                           -----------------


 Net Income.............................................     $ 6,653,400
                                                           =================

 Basic and Diluted Income per Share.....................           $0.30

 Weighted Average Shares Outstanding....................      21,968,824

The accompanying notes are an integral part of these Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
             FROM JANUARY 26, 2005 (INCEPTION) TO DECEMBER 31, 2005


                                                                     Retained
                                                                     Earnings

                                                        Additional
                                            Common       Paid-In
                                Shares      Shares       Capital     Net Income
                                ------      ------       -------     ----------

Balance at January 26, 2005...           -         $-            $-         $-
Comprehensive Income :
   Net Income.................           -          -             -  6,653,400
   Net Unrealized gains
    on derivatives............           -          -             -          -

Comprehensive Income .........           -          -             -          -
Issuance of Common Stock and
  Capital Contributions.......  12,750,000    127,500    40,716,162          -
Initial Public Offering, net
  of issuance costs ..........  14,400,000    144,000   186,385,290          -
Public Offering, net  of
  issuance costs .............   6,000,000     60,000    81,985,773          -
Cash Dividends................           -          -             -          -
Non-cash Compensation.........           -          -    11,734,812          -

Balance at December 31, 2005..  33,150,000   $331,500  $320,822,037



                           EAGLE BULK SHIPPING INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
             FROM JANUARY 26, 2005 (INCEPTION) TO DECEMBER 31, 2005


                                                                     Retained
                                                                     Earnings


                                                                Other           Total
                                  Cash          Accumulated    Comprehensive   Stockholders'
                                Dividends        Deficit        Income          Equity
                                ---------        -------        ------          ------
Balance at January 26, 2005...           $-            $-             $-             $-
Comprehensive Income :
   Net Income.................            -     6,653,400              -      6,653,400
   Net Unrealized gains
    on derivatives............            -             -      2,647,077      2,647,077

Comprehensive Income .........            -             -              -      9,300,477
Issuance of Common Stock and
  Capital Contributions.......            -             -              -     40,843,662
Initial Public Offering, net
  of issuance costs ..........            -             -              -    186,529,290
Public Offering, net  of
  issuance costs .............            -             -              -     82,045,773
Cash Dividends................ (14,661,000)  (14,661,000)              -    (14,661,000)
Non-cash Compensation.........            -             -              -     11,734,812

Balance at December 31, 2005..               $(8,007,600)     $2,647,077   $315,793,014

The accompanying notes are an integral part of these Consolidated Financial Statements.


                      EAGLE BULK SHIPPING INC. CONSOLIDATED STATEMENT OF CASH FLOWS
                          FROM JANUARY 26, 2005 (INCEPTION) TO DECEMBER 31, 2005

 Cash Flows from Operating Activities

 Net Income..................................................................................             $6,653,400
 Adjustments to Reconcile Net Income to Net Cash provided by Operating
 Activities: Items included in net income not affecting cash flows:
Depreciation and Amortization................................................................             10,412,227
Amortization of Deferred Financing Costs.....................................................                 98,065
Write-off of Deferred Financing Costs .......................................................              1,130,712
Amortization of Prepaid and Deferred Charter Revenue.........................................                890,500
Non-cash Compensation Expense................................................................             11,734,812
 Changes in Operating Assets and Liabilities:
Accounts Receivable..........................................................................              (281,094)
Prepaid Charter Revenue......................................................................           (10,149,000)
Prepaid Expenses.............................................................................              (513,145)
Accounts Payable.............................................................................              1,620,722
Accrued Interest.............................................................................                514,631
Accrued Expenses.............................................................................                424,669
Deferred Revenue.............................................................................              2,056,500
Drydocking Expenses..........................................................................              (421,682)
Unearned Charter Hire Revenue................................................................              2,444,522
                                                                                               ----------------------

 Net Cash Provided by Operating Activities...................................................             26,615,839
 Cash Flows from Investing Activities
Purchase of Vessels and Improvements.........................................................          (427,965,857)
                                                                                               ----------------------

 Net Cash Used in Investing Activities.......................................................          (427,965,857)
 Cash Flows from Financing Activities
Capital Contribution.........................................................................             40,843,662
Issuance of Common Stock in public offerings.................................................            288,600,000
Equity Issuance Costs........................................................................           (19,784,514)
Bank Borrowings..............................................................................            314,450,000
Repayment of Bank Debt.......................................................................          (174,450,000)
Increase in Restricted Cash..................................................................            (6,624,616)
Deferred Financing Costs.....................................................................            (2,496,986)
Borrowings from Eagle Ventures LLC...........................................................             58,730,434
Repayment of Eagle Ventures LLC Note.........................................................           (58,730,434)
Cash Dividend................................................................................           (14,661,000)
                                                                                               ----------------------

 Net Cash Provided by Financing Activities...................................................            425,876,546
 Net Increase in Cash........................................................................             24,526,528
 Cash at Beginning of Period.................................................................                      --
                                                                                               ----------------------

 Cash at End of Period.......................................................................            $24,526,528
                                                                                               ======================

 Supplemental Cash Flow Information:
Cash paid during the period for Interest (including Fees)....................................             $5,465,233

The  accompanying  notes are an integral  part of these  Consolidated  Financial
Statements.

                            EAGLE BULK SHIPPING INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation and General Information:

          The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries
(collectively, the "Company"). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The Company's fleet is comprised of Handymax bulk carriers and the Company operates its business in one business segment.

          The Company is a holding company incorporated on March 23, 2005, under the laws of the Republic of the Marshall Islands. Following incorporation, the Company merged with Eagle Holdings LLC, a Marshall Islands limited liability company formed on January 26, 2005, and became a wholly-owned subsidiary of Eagle Ventures LLC, a Marshall Islands limited liability company. Eagle Ventures LLC is owned by Kelso Investments Associates VII, L.P. and KEP VI, LLC, both affiliates of Kelso & Company, L.P. ("Kelso"), members of management, a director, and outside investors. The merger was accounted for as a reorganization of entities under common control. Eagle Ventures LLC currently owns approximately 37.5% of the Company's outstanding common stock. Eagle Ventures LLC is 92.6% owned by affiliates of Kelso & Company, L.P.

          The Company is the sole owner of all of the outstanding shares of the Marshall Island incorporated wholly-owned subsidiaries listed below. The primary activity of each of these subsidiaries is the ownership of a vessel.


                                                       Owner
 Company                                               Vessel        dwt.     Built      Vessel Acquired
 -------                                               ------        ----     -----      ---------------

 Cardinal Shipping LLC................................ Cardinal      55,362     2004     April 18, 2005
 Condor Shipping LLC.................................. Condor        50,206     2001     April 29, 2005
 Falcon Shipping LLC.................................. Falcon        50,206     2001     April 21, 2005
 Griffon Shipping LLC................................. Griffon       46,635     1995     June 1, 2005
 Harrier Shipping LLC................................. Harrier       50,206     2001     April 19, 2005
 Hawk Shipping LLC.................................... Hawk I        50,206     2001     April 26, 2005
 Heron Shipping LLC................................... Heron         52,827     2001     December 1, 2005
 Kite Shipping LLC.................................... Kite          47,195     1997     May 9, 2005
 Merlin Shipping LLC.................................. Merlin        50,296     2001     October 26, 2005
 Osprey Shipping LLC.................................. Osprey I      50,206     2002     August 31, 2005
 Peregrine Shipping LLC............................... Peregrine     50,913     2001     June 30, 2005
 Shikra Shipping LLC.................................. Shikra        41,096     1984     April 29, 2005
 Sparrow Shipping LLC................................. Sparrow       48,225     2000     July 19, 2005


          The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company.

          The following table represents certain information about the Company's revenue earning charters, as of December 31, 2005


                                 Delivered to                                                   Daily Time
 Vessel                          Charterer                Time Charter Expiration (1)         Charter Hire Rate
 ------                          ---------                ---------------------------         -----------------
 Cardinal....................... April 19, 2005           March 2007 to June 2007                 $26,500
 Condor......................... April 30, 2005           November 2006 to March 2007             $24,000
 Falcon......................... April 22, 2005           February 2008 to June 2008              $20,950
 Griffon........................ June 3, 2005             February 2006                           $28,000
 Harrier........................ April 21, 2005           March 2007 to June 2007                 $23,750
 Hawk I......................... April 28, 2005           March 2007 to June 2007                 $23,750
 Heron.......................... December 11, 2005        November 2007 to February 2008          $24,000
 Kite........................... May 10, 2005             March 2006 to May 2006                  $25,000
 Merlin......................... October 26, 2005         October 2007 to December 2007           $24,000
 Osprey I....................... August 31, 2005          July 2008 to November 2008              $21,000
 Peregrine...................... July 1, 2005             October 2006 to January 2007            $24,000
 Shikra......................... April 30, 2005           July 2006 to November 2006              $22,000
 Sparrow........................ July 20, 2005            November 2006 to February 2007          $22,500

(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

          During the period from inception on January 26, 2005 to December 31, 2005, four charterers individually accounted for more than 10% of the Company's gross time charter revenue as follows:

 Charterer                                                 % of time
                                                         charter revenue
                                                         ---------------

 Charterer A..................................               19.9%
 Charterer B..................................               17.2%
 Charterer C..................................               11.3%
 Charterer D..................................               10.4%

Note 2. Significant Accounting Policies:

(a) Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions were eliminated upon consolidation.

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

(c) Other Comprehensive Income: The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires separate presentation of certain transactions, which are recorded directly as components of stockholders' equity. The Company records the fair value of interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Comprehensive Income is composed of net income and gains or losses relating to the interest rate swap.

(d) Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes and an amount of $124,616 which is collateralizing a letter of credit.

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

(g) Vessels at Cost: Vessels are stated at cost which consists of the contract price and any material expenses incurred upon acquisition for major improvements and delivery expenses.

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

(o) Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred and is recorded in Vessel Expenses.

(p) Protection and Indemnity Insurance: The Vessel's Protection and Indemnity Insurance is subject to additional premiums referred to as "back calls" or "supplemental calls" which are accounted for on an accrual basis and is recorded in Vessel Expenses.

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

(r) Earnings Per Share: Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. During 2005, the Company did not have dilutive securities outstanding.

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

Note 3. Recent Accounting Pronouncements:

          On December 16, 2004, Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123(R)), "Share-Based Payment," was issued. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted SFAS No.123(R) at inception.

Note 4. Vessels and Vessel Improvements

          During the year 2005, the Company through its subsidiaries has acquired 13 Handymax dry bulk vessels at a total cost of $427,144,953. These costs consists of aggregate purchase contract price of $434,877,903, $359,550 in additional costs relating to the acquisition of the vessels, and $8,092,500 in net prepaid charter revenue adjustments relating to the assumption of time charters associated with certain of the acquired vessels. The Company has also capitalized $820,904 of costs relating to vessel improvements.

Note 5. Accrued Liabilities

          Accrued liabilities consist of:

                                                      December 31, 2005

 Vessel Expenses.....................................           261,496
 General and Administrative, and Other Expenses......           163,173
                                                     -------------------

 Balance, December 31, 2005..........................          $424,669
                                                     ===================

Note 6.  Long-Term Debt

          The Company's subsidiaries had initially entered into a term loan facility with an aggregate principal balance of $185,950,000. Concurrent with its initial public offering, the Company used part of the proceeds from the initial public offering to repay $125,950,000 of the principal balance under the term loan facility.

          Subsequent to the Company's initial public offering, in June 2005 the Company borrowed $28,500,000 from the term loan facility to fund the balance of the purchase price for its ninth vessel, PEREGRINE.

          In July 2005, the Company entered into a $330,000,000 revolving credit facility. The facility was used to refinance the existing term loan.

          From July 2005 to October 2005, the Company borrowed $100,000,000 from the revolving credit facility to fund the following vessel purchases:
$30,600,000 to fund the balance of the purchase price of the SPARROW; $30,900,000 to fund the balance of the purchase price of the, OSPREY I; $7,000,000 to fund the deposits representing the 10% of the purchase price for the MERLIN and HERON; $31,500,000 to fund the balance of the purchase price of the MERLIN.

          The Company used a portion of the proceeds from its follow-on equity offering to repay $48,500,000 of the principal balance under the from the revolving credit facility.

          As of December 31, 2005, the Company's debt consisted of $140,000,000 in borrowings under the revolving credit facility.

          The new credit facility has a facility limit of $330,000,000 and a term of ten years. The Company is permitted to borrow the remaining capacity of $190 million, which amount includes amounts available to borrow for working capital purposes as described below, in connection with future acquisitions of dry bulk carriers between 25,000 dwt and 85,000 dwt that are not older than 10 years. The Company is permitted to borrow up to $10,000,000 at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time the Company's ability to borrow amounts for working capital purposes will be subject to review and reapproval on an annual basis.

          Under the terms of the revolving credit agreement, the facility will be available in full for five years and there are no principal repayment obligations for the first five years. Over the remaining period of five years, the amount available under the facility will reduce in semi-annual amounts of $20,500,000 with a final reduction of $125,000,000 occurring simultaneously with the last semi-annual reduction. The credit facility bears interest at LIBOR plus a margin of 0.95%. The Company must also pay a fee of 0.4% per annum on the unused portion of the revolving credit facility on a quarterly basis.

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

          The Company's obligations under the credit facility is secured by a first priority mortgage on each of the vessels in its fleet and such other vessels that it may from time to time include with the approval of the lender, a first assignment of all freights, earnings, issuances and compensation. The Company's new credit facility will also limit its ability to create liens on its assets in favor of other parties. The Company may grant additional security from time to time in the future.

          The new credit facility, as amended, contains financial covenants requiring the Company, among other things, to ensure that: (1) the aggregate market value of the vessels in the Company's fleet that secure its obligations under the new credit facility, as determined by an independent shipbroker on a charter-free basis, at all times exceeds 130% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements; (2) to the extent the Company's debt during any accounting period is less than $200,000,000, the Company's total assets minus debt will not be less than $100,000,000; to the extent the Company's debt during any accounting period is greater than $200,000,000, the Company's total assets minus debt will not be less than $150,000,000; (3) the Company's EBITDA, as defined in the credit agreement, will at all times be not less than 2.0x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and (4) the Company maintains with the lender $500,000 per vessel in addition to an amount adequate to meet anticipated capital expenditures for the vessel over a 12 month period. Such cash deposits are recorded in Restricted Cash.

          For the purposes of the credit facility, the Company's "total assets" will be defined to include its tangible fixed assets and its current assets, as set forth in the consolidated financial statements, except that the value of any vessels in its fleet that secure its obligations under the new credit facility will be measured by their fair market value rather than their carrying value on its consolidated balance sheet.

          The Company's revolving credit facility permits it to pay dividends in amounts up to its earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant.

          From the inception of the Company's debt through December 31, 2005, interest rates ranged from 4.10% to 5.49%, including a margin of 0.95% over LIBOR. The weighted average effective interest rate was 4.69%.

Interest Expense for the period ended December 31, 2005 consists of:

 Loan Interest.................................................      $4,855,054
 Commitment Fees...............................................         516,588
 Eagle Ventures Note Interest..................................         608,222
 Amortization of Deferred Financing Costs......................          98,065
 Write-off of Deferred Financing Costs ........................       1,130,712
                                                               -----------------

 Total Interest Expense........................................      $7,208,641
                                                               =================

 Interest-Rate Swaps

          The Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of December 31, 2005, the Company had entered into interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000. These contracts mature in September 2010. Exclusive of a margin of 0.95%, the Company will pay 4.22% and 4.54% fixed-rate interest, respectively, and receive floating-rate interest amounts based on three-month LIBOR settings. The Company records the fair value of the interest rate swap as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. At December 31, 2005, the Company recorded an asset of $2,647,077 which is included in Other Assets in the accompanying balance sheet.

Note 7. Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash and cash equivalents--The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

         Debt--The carrying amounts of borrowings under the credit agreement and the other floating rate loans approximate their fair value, due to the variable interest rate nature thereof.

          Interest rate swaps--The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Note 8.  Related Party Transactions

          The Company had borrowed $58,730,434 from Eagle Ventures LLC. This borrowing bore interest at 7%. Such amount was repaid along with interest amounting to $608,222 upon the closing of the Company's initial public offering.

          The Company had a financial advisory agreement dated February 1, 2005 with Kelso. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The agreement also provided for Kelso to be paid fees in connection with other services.

         In the period ended December 31, 2005, the Company paid $5,175,046 in fees to Kelso and certain non-management affiliates of Eagle Ventures LLC for investment banking services pursuant to the financial advisory agreement. This fee was payable in connection with Kelso assisting the Company in its strategic planning, obtaining debt and equity financing and acquiring vessels.

Note 9.  Commitments and Contingencies

 Vessel Technical Management Contract

          The Company entered into technical management agreements for each of its vessels with V. Ships Management Ltd., an independent technical manager. V. Ships is paid a technical management fee of $8,333 per vessel per month.

Operating Lease

          In December 2005, the Company entered into a lease for office space. The lease is secured by a Letter of Credit backed by cash collateral of $124,616 which amount is recorded under Restricted Cash. The Letter of Credit amounts decline to zero at the conclusion of the lease. The future minimum commitments under lease obligations for office space are as follows, and will be recorded:

 2006.....................................         $  190,951
 2007.....................................            250,521
 2008.....................................            260,634
 2009.....................................            270 814
 2010.....................................            273 193
 2011.....................................             68,858
                                          --------------------
 Total....................................        $ 1,314,971
                                          ====================

Note 10.  Earnings Per Common Share

          The computation of earnings per share is based on the weighted average number of common shares outstanding during the period. The Company does not have any potentially dilutive securities outstanding. Accordingly, basic and diluted income per share is the same.

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

          For the period from inception in January 26, 2005 to December 31, 2005, the Company recorded a non-cash compensation charge of $11.7 million. Of that charge, approximately $9.2 million relates to the portion of the performance-related profits interests that vested upon consummation of the
Company's initial public offering. The remaining $2.5 million non-cash compensation charge was taken as a result of the service-related and non-accelerated performance-related profits interests. The Company is recording compensation charges relating to the service-related profits interests over four years. The non-accelerated performance related profits interests vest based on affiliates of Kelso achieving certain multiples on their original investment in the assets of Eagle Ventures LLC through the receipt of distributions from Eagle Ventures LLC. The vesting occurs ratably upon achieving a return on investment ranging from two times to four times the original investment. To calculate the non-cash compensation charge that is reflected in the Company's income statement for the non-accelerated performance-related profits interests, the Company has assumed that these profits interests will vest four years after their issuance. The Company is therefore recording compensation charges relating to such profits interests over four years.

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

Note 12.  Capital Stock

Common  Stock

          On March 31, 2005, in connection with its formation, the Company sold 250 shares of its common stock to Eagle Ventures LLC for an aggregate purchase price of $250. On March 31, 2005, in connection with the merger of Eagle Holdings LLC with and into the Company, all of the issued and outstanding membership interests in Eagle Holdings LLC (which were held by Eagle Ventures
LLC) were converted into and exchanged for, and the Company issued 250 shares of its common stock to Eagle Ventures LLC. An additional $21,384 was recorded as a subscription receivable. On June 14, 2005 the Company effected a 25,500 for 1 stock split in the form of a stock dividend. As a result of the stock split, Eagle Ventures LLC received, in the form of a stock dividend, 12,749,500 additional shares of the Company's common stock. All share and per share data gives retroactive effect to the stock split. As of March 31, 2005, Eagle Ventures LLC had made equity contributions to the Company (as successor to Eagle Holdings LLC) of $40,822,278.

          On June 23, 2005, the Company completed its initial public offering by issuing and selling to the public 14,400,000 shares of common stock at $14.00 per share, raising gross proceeds of $201,600,000 before deduction of underwriting discounts, commissions and expenses of $15,070,710. The Company used $185,288,656 of the net proceeds from the offering to repay $125,950,000 of the indebtedness under its existing loan facility and $59,338,656 owed to Eagle Ventures under a promissory note, including accrued interest.

          On October 28, 2005, the Company sold 6,000,000 shares of its common stock in a public offering at a price of $14.50 per share, raising gross proceeds of $87,000,000 before deduction of underwriting discounts, commissions and expenses of $4,954,227. The sale included an over-allotment portion of 825,000 shares of which 325,000 shares were offered by Eagle Ventures LLC. The Company used $80,000,000 of the net proceeds from the offering to repay $48,500,000 of its outstanding indebtedness under its revolving credit facility, which reduced its outstanding debt to $140,000,000, and used $31,500,000 of the net proceeds to pay the balance of the purchase price for the HERON which was acquired in December 2005.

Dividends

          The Company's current policy is to declare quarterly dividends to stockholders in February, April, July and October. Payment of dividends is limited by the terms of certain agreements to which the Company and its subsidiaries are party. The Company's revolving credit facility permits it to pay quarterly dividends in amounts up to its quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. However, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors.

          On October 5, 2005 the Company's board of directors voted to declare a cash dividend for the third quarter of 2005 on its common stock of $0.54 per share, based on 27,150,000 shares of common stock outstanding, payable on October 31, 2005 to all shareholders of record as of October 17, 2005. The aggregate amount of the cash dividend paid to the Company's shareholders on October 31, 2005 was $14,661,000.

Note 13.  2005 Stock Incentive Plan

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

          An aggregate of 2.6 million shares of the Company's common stock has been authorized for issuance under the plan. As of December 31, 2005, no grants have been made under the plan.

Note 14.  Subsequent Events

          On January 30, 2006 the Company's Board of Directors declared a cash dividend for the fourth quarter of 2005 of $0.57 per share, based on 33,150,000 shares of common stock outstanding, payable on February 24, 2006 to all shareholders of record as of February 15, 2006. The aggregate amount of the cash dividend paid to the Company's shareholders on February 24, 2006 was $18,895,500.

          On January 28, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated. This provided for the award of the previously unallocated profits interests in Eagle Ventures LLC to certain employees and adjusted the manner distributions are made by Eagle Ventures in connection with these newly awarded profits interests. In most other respects, the terms of these newly awarded profits interests are similar in nature to those discussed in Note 11.

On March 8, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated again. This provided for an acceleration of the retention schedule applicable to all service based profits interests that were allocated prior to January 28, 2006. In addition, this provided for the immediate vesting of 25% of the service-related profits interests that were granted on January 28, 2006 with the remaining amount vesting over a three-year period.

25083 0001 652204