Form 10-Q
period 2006-03-31
Eagle Bulk Shipping Inc.
filed 2006-05-10
CIK 1322439

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2006


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

                                    YES [X]  NO [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ____   Accelerated Filer ___   Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    YES [__]  NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


            Common Stock, par value $0.01 per share 33,150,000 shares
                         outstanding as of May 9, 2006.
================================================================================

                               TABLE OF CONTENTS

                                                                        Page
PART I       INANCIAL INFORMATION
Item 1.      Financial Statements
             Consolidated Balance Sheets
             as of March 31, 2006 (unaudited) and December 31, 2005...... 3

             Consolidated Statements of Operations (unaudited)
             for the three-months ended March 31, 2006 and for the
             period from January 26, 2005
             (inception) to March 31, 2005............................... 4

             Consolidated Statement of Stockholders' Equity (unaudited)
             for the three-months ended March 31, 2006 ..................

             Consolidated Statements of Cash Flows (unaudited)
             for the three-months ended March 31, 2006 and for the
             period from January 26, 2005
             (inception) to March 31, 2005...............................

             Notes to Consolidated Financial Statements..................

Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................

Item 3.      Quantitative and Qualitative Disclosures about Market Risks.

Item 4.      Controls and Procedures.....................................

PART II      OTHER INFORMATION
Item 1.      Legal Proceedings...........................................
Item 1A.     Risk Factors................................................
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.      Defaults upon Senior Securities.............................
Item 4.      Submission of Matters to a Vote of Security Holders.........
Item 5.      Other Information...........................................
Item 6.      Exhibits....................................................
             Signatures..................................................

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements


                            EAGLE BULK SHIPPING INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31, 2006          December 31, 2005
                                                                      --------------          -----------------
 ASSETS:                                                              (Unaudited)
 Current Assets:
    Cash .........................................................     $21,379,146              $24,526,528
    Accounts Receivable...........................................         332,239                  281,094
    Prepaid Charter Revenue.......................................       7,166,000                8,508,000
    Prepaid Expenses..............................................       1,782,835                  513,145
                                                                      ------------              ------------

  Total Current Assets............................................      30,660,220               33,828,767
 Fixed Assets:
    Vessels and Vessel Improvements, at cost, net of Accumulated
          Depreciation of $15,081,718 at March 31, 2006 and
    $10,384,247                                                        412,884,139              417,581,610
          at December 31, 2005....................................

 Restricted Cash..................................................       6,624,616                6,624,616
 Deferred Drydock Costs, net of Accumulated Amortization of
  $150,091 at March 31, 2006, and $27,980 at December 31, 2005....       1,736,064                  393,702
 Deferred Financing Costs, net of Accumulated Amortization of
  $131,015 at March 31, 2006 and $98,065 at December 31, 2005.....       1,236,789                1,268,209
 Other Assets ....................................................       4,664,130                2,647,077
                                                                        ------------              ------------
 Total Assets.....................................................    $457,805,958             $462,343,981

 LIABILITIES & STOCKHOLDERS' EQUITY
 Current Liabilities:
Accounts Payable..................................................      $3,273,454               $1,861,145
Accrued Interest..................................................         521,906                  514,631
Other Accrued Liabilities.........................................         383,342                  424,669
Deferred Revenue..................................................         901,000                1,306,000
Unearned Charter Hire Revenue.....................................       2,266,502                2,444,522
                                                                      ------------              ------------
  Total Current Liabilities.......................................       7,346,204                6,550,967
 Long-term Debt...................................................     140,000,000              140,000,000
                                                                      ------------              ------------
 Total Liabilities................................................     147,346,204              146,550,967
 Commitment and Contingencies
 Stockholders' Equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized,
  none issued.....................................................               -                        -
Common stock, $.01 par value, 100,000,000 shares authorized,
  33,150,000 shares issued and outstanding........................         331,500                  331,500
Additional Paid-In Capital........................................     321,574,723              320,822,037
Retained Earnings (net of cumulative Dividends declared of
  $33,556,500 at March 31, 2006 and $14,661,000 at December 31,       (16,110,599)              (8,007,600)
  2005)...........................................................
Accumulated Other Comprehensive Income............................       4,664,130                2,647,077
                                                                      ------------              ------------
  Total Stockholders' Equity......................................     310,459,754              315,793,014
                                                                      ------------              ------------
 Total Liabilities and Stockholders' Equity.......................    $457,805,958             $462,343,981

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Period from
                                                Three Months    January 26, 2005
                                                    ended       (inception) to
                                               March 31, 2006   March 31, 2005
                                               --------------   --------------

 Revenues, net of commissions..................$23,790,052               $-

 Vessel Expenses...............................  4,704,997           49,210
 Depreciation and Amortization.................  4,819,582                -
 General and Administrative Expenses...........    985,479          757,003
 Non-cash Compensation Expense.................    752,686                -
                                               ------------       ------------

    Total Operating Expenses................... 11,262,744          806,213
                                               ------------       ------------

 Operating Income/(Loss)....................... 12,527,308        (806,213)

 Interest Expense..............................  2,066,351                -
 Interest Income...............................  (331,544)                -
                                               ------------       ------------
    Net Interest Expense.......................  1,734,807                -
                                               ------------       ------------

 Net Income/(Loss)............................. 10,792,501      $ (806,213)


 Weighted Average Shares Outstanding :


 Basic......................................... 33,150,000       12,750,000
 Diluted....................................... 33,150,106       12,750,000

 Per Share Amounts:

 Basic Net Income/(Loss).......................     $ 0.33         $ (0.06)
 Diluted Net Income/(Loss).....................     $ 0.33         $ (0.06)
 Cash dividends declared and paid..............     $ 0.57                -

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2006


                                                                            Retained Earings
                                                                            ----------------
                                                                                                                          Total
                                                   Additional                                              Other          Stock-
                                         Common    Paid-In                    Cash           Accumulated   Comprehensive  holders'
                             Shares      Shares    Capital       Net Income   Dividends      Deficit       Income         Equity
                             ------      ------    -------       ----------   ---------      -------       ------         ------

Balance at December 31,
   2005......................33,150,000  $331,500  $320,822,037   $6,653,400  $(14,661,000)   $(8,007,600)  $2,647,077  $315,793,014
Comprehensive Income :
   Net Income................         -         -             -   10,792,501              -     10,792,501           -    10,792,501
   Net Unrealized gains
    on derivatives...........         -         -             -            -              -              -   2,017,053     2,017,053
Comprehensive Income ........         -         -             -            -              -              -           -    12,809,554
Cash Dividends...............         -         -             -            -   (18,895,500)   (18,895,500)           -  (18,895,500)
Non-cash Compensation........         -         -       752,686            -              -              -           -       752,686

Balance at March 31, 2006....33,150,000  $331,500  $321,574,723  $17,445,901  $(33,556,500)  $(16,110,599)  $4,664,130  $310,459,754

     The accompanying notes are an integral part of these Consolidated Financial Statements.

          EAGLE BULK SHIPPING INC. CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Period from
                                                       Three Months      January 26, 2005
                                                       ended             (inception) to
                                                       March 31, 2006    March 31, 2005
                                                       --------------    --------------
 Cash Flows from Operating Activities
 Net Income...........................................  $10,792,501        $(806,213)
 Adjustments to Reconcile Net Income to Net Cash
  provided by Operating Activities:
 Items included in net income not affecting cash
  flows:
Depreciation..........................................    4,697,471                 -
Amortization of Deferred Drydocking Costs.............      122,111                 -
Amortization of Deferred Financing Costs .............       32,950                 -
Amortization of Prepaid and Deferred Charter Revenue..      937,000                 -
Non-cash Compensation Expense.........................      752,686                 -
 Changes in Operating Assets and Liabilities:
Accounts Receivable...................................     (51,145)                 -
Prepaid Expenses......................................  (1,269,690)          (19,124)
Accounts Payable......................................    1,412,309           237,717
Accrued Interest......................................        7,275                 -
Accrued Expenses......................................     (41,327)           500,526
Drydocking Expenses...................................  (1,464,473)                 -
Unearned Charter Hire Revenue.........................    (178,020)                 -
                                                       ---------------   ---------------

 Net Cash Provided by/(Used in) Operating Activities..   15,749,648          (87,094)
 Cash Flows from Investing Activities
Advances for Vessel Deposits..........................            -      (36,518,100)
                                                       ---------------   ---------------

 Net Cash Used in Investing Activities................            -      (36,518,100)

 Cash Flows from Financing Activities
Issuance of Common Stock..............................            -        40,822,278
Deferred Financing Costs..............................      (1,530)          (30,000)
Cash Dividend......................................... (18,895,500)                 -

 Net Cash (Used in)/ Provided by Financing Activities. (18,897,030)        40,792,278
 Net (Decrease)/Increase in Cash......................  (3,147,382)         4,187,084
 Cash at Beginning of Period..........................   24,526,528                 -
                                                       ---------------   ---------------

 Cash at End of Period................................  $21,379,146       $ 4,187,084

 Supplemental Cash Flow Information:
Cash paid during the period for Interest (including      $2,025,940               $ -
  Fees)...............................................

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation and General Information

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

     The Company is a holding company incorporated on March 23, 2005, under the laws of the Republic of the Marshall Islands. Following incorporation, the Company merged with Eagle Holdings LLC, a Marshall Islands limited liability company formed on January 26, 2005, and became a wholly-owned subsidiary of Eagle Ventures LLC, a Marshall Islands limited liability company. Eagle Ventures LLC is owned by Kelso Investments Associates VII, L.P. and KEP VI, LLC, both affiliates of Kelso & Company, L.P. ("Kelso"), members of management, a director, and outside investors. The merger was accounted for as a reorganization of entities under common control. Eagle Ventures LLC currently owns approximately 37.5% of the Company's outstanding common stock. Eagle Ventures LLC is 85.9% owned by affiliates of Kelso.

     The Company is the sole owner of all of the outstanding shares of the Marshall Island incorporated wholly-owned subsidiaries listed below. The primary activity of each of these subsidiaries is the ownership of a vessel.

-------------------------------------------------------------------------------
                             Owner of
 Company                     Vessel         dwt.      Built   Vessel Acquired
 -------                     ------         ----      -----   ---------------

 Cardinal Shipping LLC.......Cardinal      55,362     2004   April 18, 2005
 Condor Shipping LLC.........Condor        50,206     2001   April 29, 2005
 Falcon Shipping LLC.........Falcon        50,206     2001   April 21, 2005
 Griffon Shipping LLC........Griffon       46,635     1995   June 1, 2005
 Harrier Shipping LLC........Harrier       50,206     2001   April 19, 2005
 Hawk Shipping LLC...........Hawk I        50,206     2001   April 26, 2005
 Heron Shipping LLC..........Heron         52,827     2001   December 1, 2005
 Kite Shipping LLC...........Kite          47,195     1997   May 9, 2005
 Merlin Shipping LLC.........Merlin        50,296     2001   October 26, 2005
 Osprey Shipping LLC.........Osprey I      50,206     2002   August 31, 2005
 Peregrine Shipping LLC......Peregrine     50,913     2001   June 30, 2005
 Shikra Shipping LLC.........Shikra        41,096     1984   April 29, 2005
 Sparrow Shipping LLC........Sparrow       48,225     2000   July 19, 2005

-------------------------------------------------------------------------------

     The commercial and strategic management of the is carried out by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company.

     The following table represents certain information about the Company's revenue earning charters, as of March 31, 2006:

-------------------------------------------------------------------------------
                                                                    Daily Time
                  Delivered to                                      Charter Hire
 Vessel           Charterer          Time Charter Expiration (1)    Rate
 ------           ---------          ---------------------------    ----

Cardinal.........April 19, 2005     March 2007 to June 2007          $26,500
 Condor...........April 30, 2005     November 2006 to March 2007     $24,000
 Falcon...........April 22, 2005     February 2008 to June 2008      $20,950
 Griffon2 ........February 17, 2006  January 2007 to February 2007   $13,550
 Harrier..........April 21, 2005     March 2007 to June 2007         $23,750
 Hawk I...........April 28, 2005     March 2007 to June 2007         $23,750
 Heron............December 11, 2005  November 2007 to February 2008  $24,000
 Kite.............May 10, 2005       April 2006                      $25,000
 Merlin...........October 26, 2005   October 2007 to December 2007   $24,000
 Osprey I.........August 31, 2005    July 2008 to November 2008      $21,000
 Peregrine........July 1, 2005       October 2006 to January 2007    $24,000
 Shikra...........April 30, 2005     July 2006 to November 2006      $22,000
 Sparrow..........July 20, 2005      November 2006 to February 2007  $22,500

--------------------------------------------------------------------------------
(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(2) The initial charter on the GRIFFON at a daily charter rate of $28,000 ended in February 2006.


     The Company began vessel operations in April 2005. There was no vessel revenue generated in the quarter ended March 31, 2005. During the three-month period ended March 31, 2006, four charterers individually accounted for more than 10% of the Company's gross time charter revenue as follows:

 Charterer                                             % of time charter revenue
 ---------                                             -------------------------

 Charterer A...........................................         16.2%
 Charterer B...........................................         15.7%
 Charterer C...........................................         14.9%
 Charterer D...........................................         10.9%

-------------------------------------------------------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K and Registration Statements on Form S-1.

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

Note 2.  Vessels and Vessel Improvements

     As of March 31, 2006, the Company had acquired 13 Handymax dry bulk vessels at a total cost of $427,144,953. These costs consist of the total contracted purchase price of $434,877,903, $359,550 in additional costs relating to the acquisition of the vessels, and $8,092,500 in net prepaid charter revenue adjustments relating to the assumption of time charters associated with certain of the acquired vessels. The Company has also capitalized $820,904 of costs relating to vessel improvements. Vessel and vessel improvement costs have been depreciated from the date of their acquisition through their remaining estimated useful life. Depreciation expense for the three-month period ended March 31, 2006 was $4,697,471.

Note 3.  Long-Term Debt

     At March 31, 2006, the Company's debt consisted of $140,000,000 in borrowings under a revolving credit facility, an amount which is unchanged from the debt outstanding as of December 31, 2005.

     The revolving credit facility has a facility limit of $330,000,000 and a term of ten years. The Company is permitted to borrow the remaining undrawn capacity of $190 million, which amount includes amounts available to borrow for working capital purposes as described below, in connection with future acquisitions of dry bulk carriers between 25,000 dwt and 85,000 dwt that are not older than 10 years. The Company is permitted to borrow up to $10,000,000 at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time the Company's ability to borrow amounts for working capital purposes will be subject to review and reapproval on an annual basis.

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

     The credit facility, as amended, contains financial covenants requiring the Company, among other things, to ensure that: (1) the aggregate market value of the vessels in the Company's fleet that secure its obligations under the credit facility, as determined by an independent shipbroker on a charter-free basis, at all times exceeds 130% of the aggregate principal amount of debt outstanding under the credit facility and the notional or actual cost of terminating any related hedging arrangements; (2) to the extent the Company's debt during any accounting period is less than $200,000,000, the Company's total assets minus debt will not be less than $100,000,000; to the extent the Company's debt during any accounting period is greater than $200,000,000, the Company's total assets minus debt will not be less than $150,000,000; (3) the Company's EBITDA, as defined in the credit agreement, will at all times be not less than 2.0x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and (4) the Company maintains with the lender $500,000 per vessel in addition to an amount adequate to meet anticipated capital expenditures for the vessel over a 12 month period. Such cash deposits are recorded in Restricted Cash.

     For the purposes of the credit facility, the Company's "total assets" will be defined to include its tangible fixed assets and its current assets, as set forth in the consolidated financial statements, except that the value of any vessels in its fleet that secure its obligations under the credit facility will be measured by their fair market value rather than their carrying value on its consolidated balance sheet.

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

     For the three-month period ended March 31, 2006, interest rates applicable on the Company's debt ranged from 5.17% to 5.49%, including the margin. The weighted average effective interest rate was 5.26%.

Interest Expense for the three months ended March 31, 2006 consists of:

                                                            March 31, 2006
                                                            --------------

 Loan Interest....................................              $1,841,290
 Commitment Fees..................................                 192,111
 Amortization of Deferred Financing Costs.........                  32,950
                                                   ------------------------

 Total Interest Expense...........................              $2,066,351
                                                   ========================

Interest-Rate Swaps

     The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. Interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000 were entered into in 2005. These contracts mature in September 2010. Exclusive of a margin of 0.95%, the Company will pay 4.22% and 4.54% fixed-rate interest, respectively, and receive floating-rate interest amounts based on three-month LIBOR settings. The Company records the fair value of the interest rate swap as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. At March 31, 2006 and December 31, 2005, the Company recorded an asset of $4,664,130 and $2,647,077, respectively, which is included in Other Assets in the accompanying balance sheet.

Note  4.  Related Party Transactions

     The Company did not incur any related party expenses in the three-months ended March 31, 2006.

     The Company had a financial advisory agreement dated February 1, 2005 with Kelso. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The agreement had also provided for Kelso to be paid fees in connection with other services. In 2005, the Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The Company recorded an expense of $83,333 for the period ended March 31, 2005 for fees under this agreement.

Note  5.  Commitments and Contingencies

Vessel Technical Management Contract

     The Company entered into technical management agreements for each of its vessels with V. Ships Management Ltd., an independent technical manager. V. Ships is paid a technical management fee of $8,638 per vessel per month.

Operating Lease

     In December 2005, the Company entered into a lease for office space. The lease is secured by a Letter of Credit backed by cash collateral of $124,616 which amount is recorded under Restricted Cash. The Letter of Credit amounts decline to zero at the conclusion of the lease.

Note  6.  Earnings Per Common Share

     The computation of earnings per share is based on the weighted average number of common shares outstanding during the period. In the three-month period ended March 31, 2006, the Company granted 56,666 shares of the Company's stock in options under the 2005 Stock Incentive Plan (see Note 9). Diluted net income per share gives effect to the aforementioned stock options.

                                                                         Period from
                                                       Three Months      January 26, 2005
                                                           ended         (inception) to
                                                       March 31, 2006    March 31, 2005
                                                       --------------    --------------
 Net Income/(Loss).....................................$10,792,501     $ (813,206)
 Weighted Average Shares - Basic....................... 33,150,000      12,750,000
 Incremental Shares using treasury stock method .......        106              --
 Weighted Average Shares - Diluted..................... 33,150,106      12,750,000
 Basic Earnings Per Share..............................      $0.33         $(0.06)
 Diluted Earnings Per Share............................      $0.33         $(0.06)

Note 7.  Non-cash Compensation

     For the quarter ended March 31, 2006 the Company recorded a non-cash compensation charge of $752,686. This amount includes $705,653 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company's management by the Company's principal shareholder Eagle Ventures LLC. Non-Cash Compensation Expense also includes a non-cash amount of $47,033 which relates to the fair value of the stock options granted to certain directors of the Company under the 2005 Stock Incentive Plan on the date of grant (see Note
9).

     On January 28, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated. This provided for the award of the previously unallocated profits interests in Eagle Ventures LLC to certain employees and adjusted the manner distributions are made by Eagle Ventures in connection with these newly awarded profits interests. In most other respects, the terms of these newly awarded profits interests are similar in nature to those awarded previously.

     On March 8, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated again (the "Fourth LLC Agreement") and is included as an Exhibit to our annual report for the period ending December 31, 2005. This provided for an acceleration of the retention schedule applicable to all service based profits interests that were allocated prior to January 28, 2006. In addition, this provided for the immediate vesting of 25% of the service-related profits interests that were granted on January 28, 2006 with the remaining amount vesting over a three-year period.

     These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company's common stock. The non-cash compensation charge is being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges will be based on the fair value of the profits interests which will be "marked to market" at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests will be recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance related profits interests will be adjusted prospectively as a change in estimate. The Company's Financial Statements for the year ended December 31, 2005 on Form 10-K includes a more detailed description of these profits interests.

Note 8.  Capital Stock

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

Note 9.  2005 Stock Incentive Plan

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

     An aggregate of 2.6 million shares of the Company's common stock has been authorized for issuance under the plan. As of December 31, 2005, no grants had been made under the plan. On March 17, 2006, the Company granted options to purchase 56,666 shares of the Company's common stock to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. All options expire ten years from the date of grant. As of March 31, 2006, no other grants have been made under the plan.

         For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123(R), the fair values of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%, dividend yield of 14%, expected stock price volatility factor of 0.33.

     On March 17, 2006, the Company also granted a Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 62,964 shares of the Company's common stock. This award entitles the participant to receive a Dividend Equivalent payment each time the Company pays a dividend to the Company's stockholders. The amount of the Dividend Equivalent payment is equal to the number of Dividend Equivalent Rights multiplied by the amount of the per share dividend paid by the Company on its stock on the date the dividend is paid. These payments will be recorded as compensation expense.

Note 10.  Subsequent Events

     On April 14, 2006 the Company's Board of Directors declared a cash dividend for the first quarter of 2006 of $0.50 per share, based on 33,150,000 shares of common stock outstanding, payable on May 3, 2006 to all shareholders of record as of April 28, 2006. The aggregate amount of the cash dividend paid to the Company's shareholders on May 3, 2006 was $16,575,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following is a discussion of the Company's financial condition and results of operation for the three-month period ended March 31, 2006. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

     We are Eagle Bulk Shipping Inc., a Marshall Islands corporation headquartered in New York City. We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 deadweight tons, or dwt, and transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of March 31, 2006, we owned and operated a modern fleet of 13 Handymax dry bulk vessels that we have purchased from unrelated third parties.

     We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type - Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. Nine of the 13 vessels in our fleet are classed as Supramax dry bulk vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. The 13 vessels in our fleet have a combined carrying capacity of 643,980 dwt and an average age of only six years, as of March 31, 2006, as compared to an average age for the world Handymax dry bulk fleet of over 15 years.

     Each of our vessels is owned by us through a separate wholly owned Marshall Islands limited liability company.

     We maintain our principal executive offices at 477 Madison Avenue, New York, New York 10022. Our telephone number at that address is (212) 785-2500. Our website address is www.eagleships.com. Information contained on our website does not constitute part of this quarterly report.

     Our financial performance since inception is based on the following key elements of our business strategy:

     (1) concentration in one vessel category: Handymax dry bulk vessels, which offer size, operational and geographical advantages (over Panamax and Capesize vessels),

     (2) our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Reliance on the spot market contributes to fluctuations in revenue, cash flow, and net income. On the other hand, time charters provide a shipping company with a predictable level of revenues. We have entered into time charters for all of our vessels which range in length from one to three years and provide for fixed semi-monthly payments in advance. This strategy is effective in strong and weak dry bulk markets, giving us security and predictability of cashflows when we look at the volatility of the shipping markets,

     (3) maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

     (4) maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

Our Fleet

     The following table presents certain information concerning our fleet as of March 31, 2006.

-------------------------------------------------------------------------------
                                                Time Charter Employment
 Vessel                 Year Built      Dwt     Expiration (1)
 ------                 ----------      ---     --------------

 SUPRAMAX:
 ---------
  Condor (2)............   2001       50,296    November 2006 to March 2007
  Falcon (2)............   2001       50,296    February 2008 to June 2008
  Harrier (2)...........   2001       50,296    March 2007 to June 2007
  Hawk I (2)............   2001       50,296    March 2007 to June 2007
  Merlin (2)............   2001       50,296    October 2007 to December 2007
  Osprey I (2) (4) .....   2002       50,206    July 2008 to November 2008
  Cardinal (3)..........   2004       55,408    March 2007 to June 2007
  Peregrine (3).........   2001       50,913    October 2006 to January 2007
  Heron ................   2001       52,827    December 2007 to February 2008
 HANDYMAX:
 ---------
  Sparrow (3)...........   2000       48,220    November 2006 to February 2007
  Kite (5)..............   1997       47,195    April 2006
  Griffon...............   1995       46,635    January 2007 to February 2007
  Shikra................   1984       41,096    July 2006 to November 2006

--------------------------------------------------------------------------------
(1) The date range provided represents the earliest and latest date on which the charterers may redeliver the vessel to us upon the termination of the charter.

(2)  These vessels are sister ships.

(3)  These vessels are similar ships built at the same shipyard.

(4) The charterer of the OSPREY I has an option to extend the charter period by up to 26 month. (5) Upon completion of the charter in April 2006, the KITE has commenced a new charter at $14,750 per day until March 2007 to May 2007.

Fleet Management

The management of our fleet includes the following functions:

     o Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.

     o Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

     o Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

     We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company that maintains its principal executive offices in New York City. Our office staff, either directly or through this subsidiary, provides the following services:

     o    commercial operations and technical supervision;
     o    safety monitoring;
     o    vessel acquisition; and
     o    financial, accounting and information technology services.

     We currently have a total of seven shore based personnel, including our senior management team.

Technical Management

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

     For the three-month period ended March 31, 2006, we paid our technical manager a fee of $8,638 per vessel per month, plus actual costs incurred by our vessels.

Competition

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

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

     Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a description of all our significant accounting policies, see Note 2 to our interim consolidated financial statements included herein.

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

Results of Operations for the three-month period ended March 31, 2006 and the period from January 26, 2005 (inception) to March 31, 2005

     We commenced vessel operations in April 2005. Accordingly, comparison with the previous period is not meaningful.

Factors Affecting Our Results of Operations

     We believe that the important measures for analyzing future trends in our results of operations consist of the following:

                                                  Three Months ended
                                                    March 31, 2006
                                                    --------------

Ownership Days.................................           1,170
Available Days.................................           1,126
Operating Days.................................           1,116
Fleet Utilization..............................           99.1%

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

     All our revenues for the three-month period ended March 31, 2006 were earned from time charters hence our TCE revenue is equal to the TC revenue. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

     Net revenues, for the three-month period ended March 31, 2006, of $23,790,052 includes time charter revenues of $26,048,116 and deductions for brokerage commissions of $1,321,064 and $937,000 in amortization of net prepaid and deferred charter revenue.

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

     Vessel Expenses

     For the three-month period ended March 31, 2006, total vessel expenses incurred amounted to $4,704,997. These expenses included $4,369,997 in vessel operating costs and $335,000 in technical management fees.

     Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees.

     Insurance expense varies with overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage. The main vessel insurance expenses include Protection and Indemnity ("P & I") insurance (i.e. liability insurance) costs, and hull and machinery insurance (i.e. asset insurance) costs. Certain other insurances, such as basic war risk premiums based on voyages into designated war risk areas are often for the account of the charterers.

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

     For the three-month period ended March 31, 2006, we paid our technical manager, V.Ships, a fixed management fee of $8,638 per month for each vessel in our fleet in respect of which it provides technical management services. These fees are included in Vessel Operating Expenses. Technical management services include managing day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, supervising the maintenance and general efficiency of vessels, arranging the hire of qualified officers and crew, arranging dry-docking and repairs, purchasing stores, supplies, spare parts and new equipment, appointing supervisors and technical consultants and providing technical support.

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

     Depreciation and Amortization

     The cost of our vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton, which we believe is common in the dry bulk shipping industry. For the three-month period ended March 31, 2006, total depreciation and amortization expense was $4,819,582 of which amount, $4,697,471 relates to depreciation and $122,111 relates to the amortization of deferred drydocking costs.

     Amortization of deferred financing costs for the three-month period ended March 31, 2006 is included in interest expense. These costs of $32,950 relate to the amortization of financing costs associated with our revolving credit facility.

     General and Administrative Expenses

     General and Administrative Expenses for the three-month period ended March 31, 2006 and the period since inception on January 26, 2005 to March 31, 2005 amounted to $985,479 and $757,003 respectively. Our general and administrative expenses include recurring administrative costs and non-recurring formation and advisory costs. Recurring costs include our onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors fees, and directors and officers insurance. For the three-month period ended March 31, 2006, recurring administrative costs amounted to $985,479. For the period from inception on January 26, 2005 to March 31, 2005, recurring administrative costs amounted to $246,443. Non-recurring costs include costs relating to the formation of our company and related advisory costs. For the period from inception on January 26, 2005 to March 31, 2005, non-recurring costs amounted to $510,560. We expect general and administrative expenses to increase as our fleet is expanded.

     Financial Advisory Fees

     We did not incur any related party expenses in the three-month period ended March 31, 2006.

     The Company had a financial advisory agreement dated February 1, 2005 with Kelso. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The agreement also provided for Kelso to be paid fees in connection with other services. In 2005, the Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The Company recorded an expense of $83,333 for the period ended March 31, 2005 for fees under the agreement.

     Non-Cash Compensation Expense

     For the quarter ended March 31, 2006 the Company recorded a non-cash compensation charge of $752,686. This amount includes $705,653 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company's management by the Company's principal shareholder Eagle Ventures LLC. Non-Cash Compensation Expense also includes a non-cash amount of $47,033 which relates to the fair value of the stock options granted to certain directors of the Company under the 2005 Stock Incentive Plan on the date of grant.

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

     On March 8, 2006, the Third LLC Agreement was amended and restated (the "Fourth LLC Agreement") and is included as an Exhibit to our annual report for the period ended December 31, 2005. Pursuant to the Fourth LLC Agreement, an adjustment was made in the schedule governing the management members' retention of service-related profits interests upon their termination of employment with Eagle Ventures LLC or its subsidiaries (including the Company). In addition, under the Fourth LLC Agreement one-fourth of the service-related profits interests granted on January 28, 2006 were immediately vested and the remaining newly granted service-related profits interests were made subject to a three-year retention schedule.

     These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company's common stock. The non-cash compensation charge is being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges will be based on the fair value of the profits interests which will be "marked to market" at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests will be recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance related profits interests will be adjusted prospectively as a change in estimate. The Company's Financial Statements for the year ended December 31, 2005 on Form 10-K includes a more detailed description of these profits interests.

     Interest and Finance Costs

     Interest expense for the three-month period ended March 31, 2006, of $2,066,351 includes loan interest of $1,841,290 incurred on our borrowings from our revolving credit facility, commitment fees of $192,111 incurred on the unused portion of the revolving credit facility, and costs of $32,950 relating to the amortization of financing costs associated with our revolving credit facility. We did not incur any interest cost for the previous three-month period ended March 31, 2005. We expect to incur interest expense and additional financing costs under our revolving credit facility in connection with debt incurred to finance future vessel acquisitions.

     Interest Rate Swaps

     We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. Interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000 were entered into in 2005. These contracts mature in September 2010. Exclusive of a margin of 0.95%, the Company will pay fixed-rate interest of 4.22% and 4.54% respectively, and receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). We record the fair value of the interest rate swap as an asset or liability in our financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, at March 31, 2006 and December 31, 2005, the Company recorded an asset of $4,664,130 and $2,647,077 respectively, which is included in Other Assets in the accompanying balance sheet.

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

     Our revolving credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA for the three-month period ended March 31, 2006:

                                                        Three-Month period
                                                       ended March 31, 2006
                                                       --------------------

Net Income.............................................      $10,792,501
Interest Expense.......................................        2,066,351
Depreciation and Amortization..........................        4,819,582
Amortization of Prepaid and Deferred Revenue...........          937,000
                                                       ---------------------
EBITDA.................................................       18,615,434
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1) .....................          752,686
                                                       ---------------------
Credit Agreement EBITDA ...............................     $ 19,368,120
                                                       =====================

-------------------------------------------------------------------------------
(1) Management's participation in profits interests in Eagle Ventures LLC and Options Expense (see Notes to our financial statements)


Effects of Inflation

     The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

     Net cash provided by operating activities during the three-month period ended March 31, 2006, was approximately $15,750,000. As of March 31, 2006, our cash balance was $21,379,146. In addition, $6,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of March 31, 2006 and December 31, 2005. Also recorded in Restricted Cash is an amount of $124,616 which is collateralizing a letter of credit relating to our office lease.

     We have a $330,000,000 long-term credit facility, of which $190,000,000 was unused as of March 31, 2006. Under the terms of the revolving credit agreement, the facility will be available in full for five years, and there are no principal repayment obligations for the first five years. Over the remaining period of five years, the amount available under the facility will reduce in semi-annual amounts of $20,500,000 with a final reduction of $125,000,000 occurring simultaneously with the last semi-annual reduction. The revolving credit agreement also provides us with the ability to borrow up to $10,000,000 for working capital purposes.

     We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for at least the next 12 months.

     It is our intention to fund our future acquisition related capital requirements initially through borrowings under our revolving credit facility and to repay all or a portion of such borrowings from time to time with the net proceeds of equity issuances. We believe that funds will be available to support our growth strategy, which involves the acquisition of additional vessels, and will allow us to pay dividends to our stockholders as contemplated by our dividend policy.

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

     On January 30, 2006 the Company's Board of Directors declared a cash dividend for the fourth quarter of 2005 of $0.57 per share which was paid on February 24, 2006 to all shareholders of record as of February 15, 2006. The aggregate amount of this cash dividend was $18,895,500. Since the Company did not own two acquired ships and receive the benefit of their revenues for the full quarter (the Merlin delivered October 26, 2005 and the Heron delivered December 1, 2005), it funded approximately $1,500,000 of this dividend from excess working capital as disclosed in the Company's prospectus dated October 28, 2005 in order to pay its indicated dividend of $0.57 per share.

     On April 14, 2006 the Company's Board of Directors declared a cash dividend for the first quarter of 2006 of $0.50 per share, based on 33,150,000 shares of common stock outstanding, payable on May 3, 2006 to all shareholders of record as of April 28, 2006. The aggregate amount of the cash dividend paid to the Company's shareholders on May 3, 2006 was $16,575,000.

Revolving Credit Facility

     In July 2005, we entered into a 10-year $330,000,000 revolving credit facility. At March 31, 2006, the outstanding indebtedness under the revolving credit facility was $140,000,000.

     We are permitted to borrow up to the remaining capacity, as of March 31, 2006, of $190,000,000 including amounts available to borrow for working capital purposes as described below, in connection with future acquisitions of dry bulk carriers between 25,000 dwt and 85,000 dwt that are not older than 10 years. We are permitted to borrow up to $10,000,000 at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time our ability to borrow amounts for working capital purposes is subject to review and reapproval on an annual basis.

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

     When the facility was entered into in 2005, we had paid an arrangement fee of $1,200,000 in connection with the credit facility. We also incur a fee of 0.4% per annum on the unused portion of the revolving loan on a quarterly basis.

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2006:

                                          Within     One to       Three to    More than
                                         One Year    Three Years  Five Years  Five years    Total
                                         --------    -----------  ----------  ----------    -----
                                                      (in thousands of U.S. dollars)
Bank Loans  ............................    $--         $--         $--       $140,000      $140,000
Interest and borrowing fees (1) ........   6,243     16,594       16,653        38,733        78,222
Office lease ...........................     143        511          544            69         1,267
                                         ----------------------------------------------------------------
 Total...................................  $6,386   $17,105      $17,197      $178,802      $219,489
                                         ================================================================

(1) The Company is a party to floating-to-fixed interest rate swaps covering notional amounts of $100,000,000 and $30,000,000 at March 31, 2006 that effectively convert the Company's interest rate exposure from a floating rate based on LIBOR to a fixed rate of 4.22% and 4.54% respectively, plus a margin of 0.95%. The interest obligations for floating rate debt ($10,000,000 as of March 31, 2006) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at March 31, 2006.

     Capital Expenditures

     We make capital expenditures from time to time in connection with our vessel acquisitions. These expenditures relate to purchase of vessels and capital improvements to our vessels, which are expected to enhance the revenue earning capabilities of these vessels. In addition to acquisitions that we may undertake in future periods, other major capital expenditures include funding the Company's maintenance program of regularly scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

     In the three-month period ended March 31, 2006, we spent $1,464,473 on vessel drydockings and this amount will be amortized to expense on a straight-line basis over the period through the date the next drydocking is scheduled to occur. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the remainder of 2006 and calendar 2007 along with the anticipated off-hire days:

--------------------------------------------------------------------------------
   Quarter Ending                         Off-hire Days(1)    Projected Costs(2)
   --------------                         ----------------    ------------------
   June 30, 2006.........................       --                    --
   September 30, 2006....................        15             $0.35 million
   December 31, 2006.....................        15             $0.35 million
   March 31, 2007........................        30             $0.70 million
   June 30, 2007.........................       --                    --
   September 30, 2007....................        30             $0.70 million
   December 31, 2007.....................        15             $0.35 million

--------------------------------------------------------------------------------
(1) Actual length of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
--------------------------------------------------------------------------------

     Contracted Time Charter Revenue

     We have time charter contracts currently for all our vessels. The contracted time charter revenue schedule, as shown below, reduces future contracted revenue for any estimated off-hire days relating to dry-docks.

     The following table represents certain information about the Company's revenue earning charters:

-------------------------------------------------------------------------------
                                                                     Daily Time
                 Delivered to        Time Charter                    Charter
Vessel           Charterer           Expiration (1)                  Hire Rate
------           ---------           --------------                  ---------

Cardinal         April 19, 2005      March 2007 to June 2007         $26,500
Condor           April 30, 2005      November 2006 to March 2007     $24,000
Falcon           April 22, 2005      February 2008 to June 2008      $20,950
Griffon(2)       February 17, 2006   January 2007 to February 2007   $13,550
Harrier          April 21, 2005      March 2007 to June 2007         $23,750
Hawk I           April 28, 2005      March 2007 to June 2007         $23,750
Kite(3)          May 10, 2005        April 2006                      $25,000
Osprey I ((4))   September 1, 2005   May 2008 to September 2008      $21,000
Peregrine        July 1, 2005        October 2006 to January 2007    $24,000
Shikra           April 30, 2005      July 2006 to November 2006      $22,000
Sparrow          July 20, 2005       November 2006 to Feb 2007       $22,500
Merlin           October 26, 2005    October 2007 to December 2007   $24,000
Heron            December 11, 2005   December 2007 to February 2008  $24,000

-------------------------------------------------------------------------------
(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(2) The inital charter on the GRIFFON at a daily charter rate of $28,000 ended in February 2006.
(3) Upon completion of the charter in April 2006, the KITE has commenced a new charter at $14,750 per day until March 2007 to May 2007.
(4) The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a daily time charter rate of $25,000.


Off-balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     There have been no material changes from the "Interest Rate Risk" previously disclosed in our Form 10-K for the year ended December 31, 2005.

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

Internal Control Over Financial Reporting

     In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of
1934), and there have been no changes in our internal control over financial reporting that occurred during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

     There have been no material changes from the "Risk Factors" previously disclosed in our Form 10-K for the year ended December 31, 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     On March 17, 2006, the Company granted 56,666 shares of the Company's stock in options to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. All options expire ten years from the date of grant.

Item 3 - Defaults upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     On January 28, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated (the "Third LLC Agreement"). This provided for the award of additional profits interests in Eagle Ventures LLC to certain management employees and provided for certain adjustments in the manner distributions are made by Eagle Ventures in connection with such newly awarded profits interests. These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company's common stock. On March 8, 2006, the Third LLC Agreement was amended and restated (the "Fourth LLC Agreement") and was included as an Exhibit to our annual report for the year ended December 31, 2005. Pursuant to the Fourth LLC Agreement, an adjustment was made in the schedule governing the management members' retention of service-related profits interests upon their termination of employment with Eagle Ventures LLC or its subsidiaries (including the Company). In addition, under the Fourth LLC Agreement one-fourth of the service-related profits interests granted on January 28, 2006 were immediately vested and the remaining newly granted service-related profits interests were made subject to a three-year retention schedule.

     On March 17, 2006, the Company granted 56,666 shares of the Company's stock in options to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. All options expire ten years from the date of grant. As of March 31, 2006, no other grants have been made under the plan. Also on March 17, 2006, the Company granted a Dividend Equivalent Rights award to its independent non-employee directors equivalent to 62,964 shares of the Company's common stock. This award entitles the participant to receive a Dividend Equivalent payment each time the Company pays a dividend to the Company's stockholders. The amount of the Dividend Equivalent payment is equal to the number of Dividend Equivalent Rights multiplied by the amount of the per share dividend paid by the Company on its stock on the date the dividend is paid.

Item 6 - Exhibits
                                  EXHIBIT INDEX

 3.1             Amended and Restated Articles of Incorporation of the Company*
 ---
 3.2             Amended and Restated Bylaws of the Company*
 ---
 4.1             Form of Share Certificate of the Company*
 ---
 10.1            Form of Registration Rights Agreement*
 ----
 10.2            Form of Management Agreement*
 ----
 10.3            Form of Credit Agreement*
 ----
 10.4            Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan*
 ----
 10.5            Employment Agreement for Mr. Sophocles N. Zoullas*
 ----
 10.6            Form of Fourth Amended and Restated Limited Liability Company
 ----            Agreement of Eagle Ventures LLC**

 31.1            Rule 13a-14(d) / 15d-14(a) Certification of CEO
 ----
 31.2            Rule 13a-14(d) / 15d-14(a) Certification of CFO
 ----
 32.1            Section 1350 Certification of CEO
 ----
 32.2            Section 1350 Certification of CFO
 ----

* Incorporated by reference to the Registration Statement on Form S-1, Registration No. 333-123817.

** Incorporated by reference to the Registrant's annual report on Form 10-K for the period ending December 31, 2005 filed on March 14, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

------------------------------------
(REGISTRANT)
Date:    May 9, 2006
By:    /s/ Sophocles N. Zoullas
       -----------------------------

------------------------------------
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer


Date:    May 9, 2006
By:    /s/ Alan S. Ginsberg
       -----------------------------


------------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Treasurer


SK 25083 0001 668643