Form 10-Q
period 2006-06-30
Eagle Bulk Shipping Inc.
filed 2006-08-10
CIK 1322439

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to

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

                               477 Madison Avenue
                            New York, New York 10022
                              Registrant's Address

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

Large accelerated Filer   |_| Accelerated Filer   |X| Non-accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, par value $0.01 per share 35,900,000 shares outstanding as of August 9, 2006.

================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets
           as of June 30, 2006 (unaudited) and December 31, 2005...........    3

           Consolidated Statements of Operations (unaudited)
           for the three-months ended June 30, 2006 and 2005 and
           for six months ended June 30, 2006 and the period
           from January 26, 2005 (inception) to June 30, 2005...............   4

           Consolidated Statement of Stockholders' Equity (unaudited)
           for the six-months ended June 30, 2006 .........................    5

           Consolidated Statements of Cash Flows (unaudited)
           for the six-months ended June 30, 2006 and for the period
           from January 26, 2005 (inception) to June 30, 2005..............    6

           Notes to Consolidated Financial Statements......................    7

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................   14

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.....   31

Item 4.    Controls and Procedures.........................................   32

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...............................................   33
Item 1A.   Risk Factors....................................................   33
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....   33
Item 3.    Defaults upon Senior Securities.................................   33
Item 4.    Submission of Matters to a Vote of Security Holders.............   33
Item 5.    Other Information...............................................   34
Item 6.    Exhibits........................................................   34
           Signatures......................................................   35

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements

                                EAGLE BULK SHIPPING INC.
                               CONSOLIDATED BALANCE SHEETS
                                                     June 30, 2006    December 31, 2005
                                                     -------------        -------------
                                                      (Unaudited)
ASSETS:
Current Assets:
  Cash ...........................................     $54,547,756          $24,526,528
  Accounts Receivable ............................         458,916              281,094
  Prepaid Charter Revenue ........................       5,983,000            8,508,000
  Prepaid Expenses ...............................       1,679,846              513,145
                                                     -------------        -------------
 Total Current Assets ............................      62,669,518           33,828,767
Fixed Assets:
Advances for Vessel Acquisitions .................       6,900,000                   --
Vessels and Vessel Improvements, at cost,
  net of Accumulated Depreciation of $19,831,383
  at June 30, 2006 and $10,384,247 at December
  31, 2005 .......................................     444,134,474          417,581,610

Restricted Cash ..................................       6,624,616            6,624,616
Deferred Drydock Costs, net of Accumulated
  Amortization of $338,087 at June 30, 2006,
  and $27,980 at December 31, 2005 ...............       1,548,068              393,702
Deferred Financing Costs, net of Accumulated
  Amortization of $164,290 at June 30, 2006 and
  $98,065 at December 31, 2005 ...................       1,203,514            1,268,209
Other Assets .....................................       6,027,014            2,647,077
                                                     -------------        -------------
Total Assets .....................................    $529,107,204         $462,343,981
                                                     =============        =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable .................................      $4,368,281           $1,861,145
Accrued Interest .................................         624,412              514,631
Other Accrued Liabilities ........................         594,275              424,669
Deferred Revenue .................................         491,500            1,306,000
Unearned Charter Hire Revenue ....................       2,590,937            2,444,522
                                                     -------------        -------------
 Total Current Liabilities .......................       8,669,405            6,550,967

Long-term Debt ...................................     182,400,000          140,000,000
                                                     -------------        -------------
Total Liabilities ................................     191,069,405          146,550,967
Commitment and Contingencies
Stockholders' Equity:
Preferred Stock, $.01 par value, 25,000,000 shares
  authorized, none issued ........................              --                   --
Common stock, $.01 par value, 100,000,000 shares
  authorized, 35,900,000 shares issued and
  outstanding as of June 30, 2006 and 33,150,000
  shares issued and outstanding as of December
  31, 2005, respectively .........................         359,000              331,500
Additional Paid-In Capital .......................     354,945,648          320,822,037
Retained Earnings (net of cumulative Dividends
  declared of $50,131,500 at June 30, 2006 and
  $14,661,000 at December 31, 2005) ..............     (23,293,863)          (8,007,600)
Accumulated Other Comprehensive Income ...........       6,027,014            2,647,077
                                                     -------------        -------------
 Total Stockholders' Equity ......................     338,037,799          315,793,014
                                                     -------------        -------------
Total Liabilities and Stockholders' Equity .......    $529,107,204         $462,343,981
                                                     =============        =============

                              --------------------
              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                          EAGLE BULK SHIPPING INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                                                                               Period from
                                         Three Months    Three Months     Six Months      January 26, 2005
                                             ended           ended           ended          (inception) to
                                         June 30, 2006   June 30, 2005   June 30, 2006       June 30, 2005
                                         -------------   -------------   -------------    ----------------
Revenues, net of commissions ..........   $ 24,105,383    $ 10,615,879    $ 47,895,435         $10,615,879

Vessel Expenses .......................      4,919,422       3,066,188       9,624,419           3,115,399
Depreciation and Amortization .........      4,937,661       2,020,572       9,757,243           2,020,572
General and Administrative Expenses ...      1,114,024         663,034       2,099,503           1,420,036
Management and Other Fees to Affiliates             --       6,175,046              --           6,175,046
Non-cash Compensation Expense .........      1,938,970       7,640,847       2,691,656           7,640,847
                                          ------------    ------------    ------------    ----------------
  Total Operating Expenses ............     12,910,077      19,565,687      24,172,821          20,371,900
                                          ------------    ------------    ------------    ----------------

Operating Income/(Loss) ...............     11,195,306      (8,949,808)     23,722,614          (9,756,021)

Interest Expense ......................      2,117,322       3,233,596       4,183,673           3,233,596
Interest Income .......................       (313,752)        (94,860)       (645,296)            (94,860)
                                          ------------    ------------    ------------    ----------------
  Net Interest Expense ................      1,803,570       3,138,736       3,538,377           3,138,736
                                          ------------    ------------    ------------    ----------------

Net Income/(Loss) .....................   $  9,391,736    $(12,088,544)   $ 20,184,237        $(12,894,757)
                                          ============    ============    ============    ================

Weighted Average Shares Outstanding :

Basic .................................     33,180,220      13,857,692      33,165,193          13,396,154
Diluted ...............................     33,180,898      13,857,692      33,165,246          13,396,154

Per Share Amounts:

Basic Net Income/(Loss) ...............          $0.28          $(0.87)          $0.61              $(0.96)
Diluted Net Income/(Loss) .............          $0.28          $(0.87)          $0.61              $(0.96)
Cash dividends declared and paid ......          $0.50              --           $1.07                  --

                              --------------------
              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                             EAGLE BULK SHIPPING INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                      FOR THE SIX-MONTHS ENDED JUNE 30, 2006
                                                                                   Retained Earnings
                                                        Additional     -----------------------------------------
                                             Common       Paid-In                       Cash        Accumulated
                                 Shares      Shares       Capital     Net Income      Dividends       Deficit
                               ----------   --------   ------------   -----------   ------------    -------------
Balance at December 31, 2005   33,150,000   $331,500   $320,822,037    $6,653,400   $(14,661,000)    $(8,007,600)
Comprehensive Income :
   Net Income ..............           --         --             --    20,184,237             --      20,184,237
   Net Unrealized gains on
       derivatives .........           --         --             --            --             --              --


Comprehensive Income .......           --         --             --            --             --              --
Issuance of Common Stock,
   net of issuance costs ...    2,750,000     27,500     31,431,955            --             --              --
Cash Dividends .............           --         --             --            --    (35,470,500)    (35,470,500)
Non-cash Compensation ......           --         --      2,691,656            --             --              --

                               ----------   --------   ------------   -----------   ------------    ------------

Balance at June 30, 2006 ...   35,900,000   $359,000   $354,945,648   $26,837,637   $(50,131,500)   $(23,293,863)
                               ==========   ========   ============   ===========   ============    ============
                                   Other             Total
                               Comprehensive     Stockholders'
                                   Income           Equity
                               -------------     -------------
Balance at December 31, 2005     $2,647,077       $315,793,014
Comprehensive Income :
   Net Income ..............             --         20,184,237
   Net Unrealized gains on
       derivatives .........      3,379,937          3,379,937
                                                 -------------

Comprehensive Income .......             --         23,564,174
Issuance of Common Stock,
   net of issuance costs ...             --         31,459,455
Cash Dividends .............             --        (35,470,500)
Non-cash Compensation ......             --          2,691,656

                                 ----------      -------------

Balance at June 30, 2006 ...     $6,027,014       $338,037,799
                                 ==========      =============

                              --------------------
              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                    EAGLE BULK SHIPPING INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                   Period from
                                                             Six Months       January 26, 2005
                                                                ended           (inception) to
                                                            June 30, 2006        June 30, 2005
                                                            -------------     ----------------
  Cash Flows from Operating Activities
  Net Income ............................................     $20,184,237         $(12,894,757)
  Adjustments to Reconcile Net Income (Loss)
  to Net Cash provided by (used in) Operating
  Activities: Items included in net income not
  affecting cash flows:
Depreciation ............................................       9,447,136            2,020,572
Amortization of Deferred Drydocking Costs ...............         310,107                   --
Amortization of Deferred Financing Costs ................          66,225            1,130,713
Amortization of Prepaid and Deferred Charter Revenue ....       1,710,500              205,000
Non-cash Compensation Expense ...........................       2,691,656            7,640,847
  Changes in Operating Assets and Liabilities:
Accounts Receivable .....................................        (177,822)             (22,034)
Prepaid Revenue .........................................              --           (1,489,000)
Prepaid Expenses ........................................      (1,166,701)            (186,373)
Accounts Payable ........................................         966,591            1,823,761
Accrued Interest ........................................         109,781              430,984
Accrued Expenses ........................................         169,606              235,775
Deferred Revenue ........................................              --              914,000
Drydocking Expenditures .................................      (1,464,473)                  --
Unearned Charter Hire Revenue ...........................         146,415            1,790,082
                                                             ------------     ----------------
  Net Cash Provided by/(Used in) Operating Activities ...      32,993,258           (1,599,570)
  Cash Flows from Investing Activities
Advances for Vessel Deposits ............................      (6,900,000)          (7,018,100)
Advances for Vessel Improvements ........................              --             (640,000)
Purchase of Vessels .....................................     (36,000,000)        (294,583,793)
                                                             ------------     ----------------
  Net Cash Used in Investing Activities .................     (42,900,000)        (302,241,893)

  Cash Flows from Financing Activities
Capital Contribution ....................................              --           40,843,662
Issuance of Common Stock ................................      33,000,000          201,600,000
Equity Issuance Costs ...................................              --          (13,949,161)
Bank Borrowings .........................................      42,400,000          214,450,000
Rapayment of Bank Debt ..................................              --         (125,950,000)
Increase in Restricted Cash .............................              --           (4,000,000)
Deferred Financing Costs ................................          (1,530)          (1,381,215)
Borrowings from Eagle Ventures LLC ......................              --           58,730,434
Repayment of Eagle Ventures LLC Note ....................              --          (58,730,434)
Cash Dividends ..........................................     (35,470,500)                  --
                                                             ------------     ----------------
  Net Cash Provided by Financing Activities .............      39,927,970          311,613,286
  Net Increase in Cash ..................................      30,021,228           10,970,963
  Cash at Beginning of Period ...........................      24,526,528                   --
                                                             ------------     ----------------

  Cash at End of Period .................................     $54,547,756          $10,970,963
                                                             ============     ================

  Supplemental Cash Flow Information:
Cash paid during the period for Interest (including Fees)      $4,007,482           $1,671,899

                              --------------------
              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and General Information

     The accompanying unaudited interim consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The Company's fleet is comprised of Handymax bulk carriers, focused on the Supramax sub-class, and the Company operates its business in one business segment.

     The Company is a holding company incorporated on March 23, 2005, under the laws of the Republic of the Marshall Islands. Following incorporation, the Company merged with Eagle Holdings LLC, a Marshall Islands limited liability company formed on January 26, 2005, and became a wholly-owned subsidiary of Eagle Ventures LLC, a Marshall Islands limited liability company. Eagle Ventures LLC is owned by Kelso Investments Associates VII, L.P. and KEP VI, LLC, both affiliates of Kelso & Company, L.P. ("Kelso"), members of management, a director, and outside investors. The merger was accounted for as a reorganization of entities under common control. Eagle Ventures LLC currently owns approximately 34.6% of the Company's outstanding common stock. Eagle Ventures LLC is 85.9% owned by affiliates of Kelso.

     The Company is the sole owner of all of the outstanding shares of the Marshall Island incorporated wholly-owned subsidiaries listed below. The primary activity of each of these subsidiaries is the ownership of a vessel.

--------------------------------------------------------------------------------

                                   Owner of
Company                            Vessel       dwt.    Built   Vessel Acquired
-------                            ------       ----    -----   ---------------

Cardinal Shipping LLC...........   Cardinal    55,362   2004    April 18, 2005
Condor Shipping LLC.............   Condor      50,206   2001    April 29, 2005
Falcon Shipping LLC.............   Falcon      50,206   2001    April 21, 2005
Griffon Shipping LLC............   Griffon     46,635   1995    June 1, 2005
Harrier Shipping LLC............   Harrier     50,206   2001    April 19, 2005
Hawk Shipping LLC...............   Hawk I      50,206   2001    April 26, 2005
Heron Shipping LLC..............   Heron       52,827   2001    December 1, 2005
Kite Shipping LLC...............   Kite        47,195   1997    May 9, 2005
Merlin Shipping LLC.............   Merlin      50,296   2001    October 26, 2005
Osprey Shipping LLC.............   Osprey I    50,206   2002    August 31, 2005
Peregrine Shipping LLC..........   Peregrine   50,913   2001    June 30, 2005
Shikra Shipping LLC.............   Shikra      41,096   1984    April 29, 2005
Sparrow Shipping LLC............   Sparrow     48,225   2000    July 19, 2005

   New Acquisitions
   ----------------
Kestrel Shipping LLC............   Kestrel I   50,209   2004    June 30, 2006
Tern Shipping LLC...............   Tern        50,209   2003    July 3, 2006
Jaeger Shipping LLC.............   Jaeger      52,265   2004    July 7, 2006

--------------------------------------------------------------------------------

     The commercial and strategic management of the Company is carried out by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company.

     The following table represents certain information about the Company's revenue earning charters:

--------------------------------------------------------------------------------

                                                                      Daily Time
                 Delivered to                                       Charter Hire
Vessel           Charterer          Time Charter Expiration(1)              Rate

Cardinal.......  April 19, 2005     March 2007 to June 2007              $26,500
Condor.........  April 30, 2005     November 2006 to March 2007          $24,000
Falcon.........  April 22, 2005     February 2008 to June 2008           $20,950
Griffon .......  February 17, 2006  January 2007 to March 2007           $13,550
Harrier........  April 21, 2005     March 2007 to June 2007              $23,750
Hawk I.........  April 28, 2005     March 2007 to June 2007              $23,750
Heron..........  December 11, 2005  November 2007 to February 2008       $24,000
Kite(2)........  April 17, 2006     March 2007 to May 2007               $14,750
Merlin.........  October 26, 2005   October 2007 to December 2007        $24,000
Osprey I(3)....  August 31, 2005    July 2008 to November 2008           $21,000
Peregrine......  July 1, 2005       October 2006 to January 2007         $24,000
Shikra.........  April 30, 2005     July 2006 to November 2006           $22,000
Sparrow........  July 20, 2005      November 2006 to February 2007       $22,500
Kestrel I(4)...  July 1, 2006       December 2007 to April 2008          $18,750
Tern(5)........  July 3, 2006       December 2007 to April 2008          $19,000
Jaeger.........  July 7, 2006       April 2007 to June 2007              $18,550

----------
(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(2) The initial charter on the KITE at a daily charter rate of $25,000 ended in April 2006.

(3) The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a daily time charter rate of $25,000.

(4) The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.

(5) The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,500 per day.

     The Company began vessel operations in April 2005. The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

                                                                     Period from
                Three-months    Three-months     Six-months     January 26, 2005
                    ended           ended           ended         (inception) to
Charterer       June 30, 2006   June 30, 2005   June 30, 2006      June 30, 2005
---------       -------------   -------------   -------------   ----------------

Charterer A ....        16.7%             --            15.8%                --
Charterer B ....        16.6%           27.9%           16.1%              27.9%
Charterer C ....        14.1%           11.2%           15.2%              11.2%
Charterer D ....        14.0%           16.5%           12.4%              16.5%
Charterer E ....          --            12.9%             --               12.9%
Charterer F ....          --            12.2%             --               12.2%

--------------------------------------------------------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K.

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

Note 2. Vessels

     Advances for Vessel Acquisitions

     During the three-month period ended June 30, 2006, the Company through its subsidiaries entered into purchase contracts for three Supramax dry bulk vessels, KESTREL I, TERN and JAEGER from an unaffiliated owner for an aggregate contracted price of $105,000,000. The KESTREL I was delivered on June 30, 2006 and the Company has made deposits in the amount of $6,900,000, representing 10% of the purchase price for the TERN and JAEGER vessels which were to be delivered subsequent to June 30, 2006. These deposits are recorded in Advances for Vessel Acquisitions in the Company's financials statements as of June 30, 2006. At June 30, 2006, the unpaid balance of the purchase price for the two remaining vessels was $62,100,000.

     Vessel and Vessel Improvements

     At June 30, 2006, the Company's fleet consisted of a total of 14 dry bulk vessels acquired at a total cost of $463,144,953. These costs consist of the contracted purchase price of $470,877,903, $359,550 in additional costs relating to the acquisition of the vessels, and adjustments of $8,092,500 in net prepaid charter revenue relating to the assumption of time charters associated with certain of the acquired vessels. The Company has also capitalized $820,904 of costs relating to vessel improvements.

     Vessel and vessel improvement costs have been depreciated from the date of their acquisition through their remaining estimated useful life. Depreciation expense for the three-month and six-month periods ended June 30, 2006 were $4,749,665 and $9,447,136 respectively.

Note 3. Long-Term Debt

     At June 30, 2006, the Company's debt consisted of $182,400,000 in borrowings under a revolving credit facility. During the three-month period ended June 30, 2006, the Company borrowed a total of $42,400,000 from its revolving credit facility which was used to partly fund the acquisition of the KESTREL I and place deposits representing 10% of the purchase price for the TERN and JAEGER.

     The revolving credit facility has a facility limit of $330,000,000 and a term of ten years. At June 30, 2006, the Company had a remaining undrawn capacity of $147,600,000 available to borrow for future acquisitions of dry bulk vessels. The credit facility bears interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.95%. The Company must also pays a fee of 0.4% per annum on the unused portion of the revolving credit facility on a quarterly basis.

     For the three-month period ended June 30, 2006, interest rates applicable on the Company's debt ranged from 5.17% to 6.29%, including the margin. The weighted average effective interest rate was 5.30%. For the six-month period ended June 30, 2006, interest rates applicable on the Company's debt ranged from 5.17% to 6.29%, including the margin. The weighted average effective interest rate was 5.28%.

Interest Expense consists of:

                                                                                               Period from
                                           Three-months    Three-months      Six-months   January 26, 2005
                                                  ended           ended           ended     (inception) to
                                          June 30, 2006   June 30, 2005   June 30, 2006      June 30, 2005
                                          -------------   -------------   -------------   ----------------
Loan Interest ..........................     $1,893,185      $1,353,306      $3,734,475         $1,353,306
Commitment Fees ........................        190,862         141,355         382,973            141,355
Eagle Ventures Note Interest ...........             --         608,222              --            608,222
Amortization of Deferred
Financing Costs ........................         33,275       1,130,713          66,225          1,130,713
                                          -------------   -------------   -------------   ----------------
Total Interest Expense .................     $2,117,322      $3,233,596      $4,183,673         $3,233,596
                                          =============   =============   =============   ================

Interest-Rate Swaps

     The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. Interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000 were entered into in 2005. These contracts mature in September 2010. Exclusive of a margin of 0.95%, the Company will pay 4.22% and 4.54% fixed-rate interest, respectively, and receive floating-rate interest amounts based on three-month LIBOR settings. The Company records the fair value of the interest rate swap as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. At June 30, 2006 and December 31, 2005, the Company recorded an asset of $6,027,014 and $2,647,077, respectively, which is included in Other Assets in the accompanying balance sheet.

Note 4. Related Party Transactions

     The Company did not incur any related party expenses in the three-month or six-month periods ended June 30, 2006.

     The Company had a financial advisory agreement dated February 1, 2005 with Kelso. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The agreement had also provided for Kelso to be paid fees in connection with other services. In 2005, the Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The Company recorded an expense of $6,175,046 in the period ended June 30, 2005 for fees incurred under such agreement..........

Note 5. Commitments and Contingencies

Vessel Technical Management Contract

     The Company entered into technical management agreements for each of its vessels with V. Ships Management Ltd., an independent technical manager. V. Ships is paid a technical management fee of $8,583 per vessel per month.

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

                                                                                          Period from
                                    Three months    Three months       Six Months    January 26, 2005
                                        ended           ended            ended         (inception) to
                                    June 30, 2006   June 30, 2005    June 30, 2006      June 30, 2005
                                    -------------   -------------    -------------   ----------------
Net Income/(Loss) ...............    $9,391,736      $(12,088,544)    $20,184,237        $(12,894,757)
Weighted Average Shares - Basic
                                     33,180,220        13,857,692      33,165,193          13,396,154
Incremental Shares using treasury
 stock method ...................           678                --              53                  --
Weighted Average Shares - Diluted
                                     33,180,898        13,857,692      33,165,246          13,396,154
Basic Earnings Per Share ........         $0.28            $(0.87)          $0.61              $(0.96)
Diluted Earnings Per Share ......         $0.28            $(0.87)          $0.61              $(0.96)

Note 7. Non-cash Compensation

     For the three-months ended June 30, 2006 the Company recorded a non-cash, non-dilutive compensation charge of $1,938,970 which relates to profits interests awarded to members of the Company's management by the Company's principal shareholder Eagle Ventures LLC. For the six-months ended June 30, 2006 the Company recorded a non-cash compensation charge of $2,691,656. This amount includes $2,644,623 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company's management by the Company's principal shareholder Eagle Ventures LLC, and a non-cash amount of $47,033 which relates to the fair value of the stock options granted to certain directors of the Company under the 2005 Stock Incentive Plan on the date of grant (see Note
9).

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

     On April 18, 2006 the Company's Board of Directors declared a cash dividend for the first quarter of 2006 of $0.50 per share which was paid on May 3, 2006 to all shareholders of record as of April 28, 2006. The aggregate amount of this cash dividend was $16,575,000.

     On July 18, 2006 the Company's Board of Directors declared a cash dividend for the second quarter of 2006 of $0.50 per share, based on 35,900,000 shares of common stock outstanding, payable on August 3, 2006 to all shareholders of record as of July 28, 2006. The aggregate amount of the cash dividend paid to the Company's shareholders on August 3, 2006 was $17,950,000.

     Sale of Common Stock

     On June 28, 2006 the Company sold 2,750,000 shares of its common stock to certain institutional investors in a private placement at $12.00 per share, pursuant to a securities purchase agreement dated June 22, 2006, raising gross proceeds of $33,000,000 before deduction of fees and expenses of $1,540,545. The Company used the proceeds from the offering to fund a portion of the acquisition of three vessels KESTREL I, TERN and JAEGER.

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

     An aggregate of 2.6 million shares of the Company's common stock has been authorized for issuance under the plan. As of December 31, 2005, no grants had been made under the plan. On March 17, 2006, the Company granted options to purchase 56,666 shares of the Company's common stock to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. All options expire ten years from the date of grant. As of June 30, 2006, no other grants have been made under the plan.

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

     On March 17, 2006, the Company also granted a Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 62,964 shares of the Company's common stock. This award entitles the participant to receive a Dividend Equivalent payment each time the Company pays a dividend to the Company's stockholders. The amount of the Dividend Equivalent payment is equal to the number of Dividend Equivalent Rights multiplied by the amount of the per share dividend paid by the Company on its stock on the date the dividend is paid. In the three-month period ended June 30, 2006, the Company has recorded $31,482 as compensation expense for the Dividend Equivalent payments relating to the dividend paid to shareholders on May 3, 2006.

Note 10. Subsequent Events

     Vessel Deliveries

     On July 3, 2006 and July 7, 2006, respectively, the Company took delivery of the TERN, a 2003 built 50,209 dwt. Supramax class dry bulk vessel, and the JAEGER, a 2004 built 52,265 dwt. Supramax class dry bulk vessel. The Company funded the balance of the purchase price of $62,100,000 for the two vessels with a combination of proceeds from cash on hand and additional borrowings of $32,400,000 from its revolving credit facility.

     Credit Facility

     On July 6, 2006, the Company received a commitment from its sole lender, the Royal Bank of Scotland plc, to increase and amend its revolving credit facility to $450 million from $330 million. The entire $450 million facility will be available for a period of six years from July 30, 2006, compared to four years remaining in the commitment period of the Company's existing facility. There are no principal repayment obligations during this initial six-year period. Over the remaining four years, the facility will reduce in semi-annual amounts of $25,000,000 with a final reduction of $250,000,000 occurring simultaneously with the last semi-annual reduction.

     The amended facility will bear interest at the rate of 0.75% to 0.85% over LIBOR (decreased from 0.95% over LIBOR under its existing facility), depending upon the amount of debt drawn as a percentage of the value of the Company's vessels. The Company will pay a commitment fee of 0.25% per annum (decreased from 0.40% under its existing facility) on the undrawn amount of the amended facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following is a discussion of the Company's financial condition and results of operation for the three-month and six-month periods ended June 30, 2006. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

     We are Eagle Bulk Shipping Inc., a Marshall Islands corporation headquartered in New York City. We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 deadweight tons, or dwt, and transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of June 30, 2006, we owned and operated a modern fleet of 14 Handymax dry bulk vessels that we have purchased from unrelated third parties, and we acquired two additional Handymax vessels from an unrelated third party in July 2006.

     We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type - Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. With the delivery of the two additional vessels in July, twelve of the 16 vessels in our fleet are classed as Supramax dry bulk vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. The 16 vessels in our fleet have a combined carrying capacity of 796,663 dwt and an average age of only five and a half years as compared to an average age for the world Handymax dry bulk fleet of over 15 years.

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

Our Fleet

     The following table presents certain information concerning our fleet as of June 30, 2006.

--------------------------------------------------------------------------------

                                                        Time Charter
Vessel                      Year Built    Dwt     Employment Expiration(1)
------                      ----------    ---     ------------------------------

SUPRAMAX:
 Condor (2)...............     2001      50,296   November 2006 to March 2007
 Falcon (2)...............     2001      50,296   February 2008 to June 2008
 Harrier (2)..............     2001      50,296   March 2007 to June 2007
 Hawk I (2)...............     2001      50,296   March 2007 to June 2007
 Merlin (2)...............     2001      50,296   October 2007 to December 2007
 Osprey I (2) (4) ........     2002      50,206   July 2008 to November 2008
 Cardinal (3).............     2004      55,408   March 2007 to June 2007
 Peregrine (3)............     2001      50,913   October 2006 to January 2007
 Heron ...................     2001      52,827   December 2007 to February 2008
 Kestrel (5)..............     2004      50,209   December 2007 to April 2008
HANDYMAX:
 Sparrow (3)..............     2000      48,220   November 2006 to February 2007
 Kite ....................     1997      47,195   March 2007 to May 2007
 Griffon..................     1995      46,635   January 2007 to February 2007
 Shikra...................     1984      41,096   August 2006 to November 2006

----------
(1) The date range provided represents the earliest and latest date on which the charterers may redeliver the vessel to us upon the termination of the charter.

(2)  These vessels are sister ships.

(3)  These vessels are similar ships built at the same shipyard.

(4) The charterer of the OSPREY I has an option to extend the charter period by up to 26 month.

(5) The KESTREL I was acquired on June 30, 2006. The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months.

New Acquisitions

     Subsequent to the three-month period ended June 30, 2006, we have acquired two additional Supramax class Handymax vessels which were delivered to us in July 2006. Upon their deliveries to us, each vessel commenced time charters as tabulated below:

--------------------------------------------------------------------------------

                                                           Time Charter
Vessel       Year Built     Dwt    Vessel Acquired   Employment Expiration(1)
------       ----------     ---    ---------------   ---------------------------

Tern (2)..      2003      50,209   July 3, 2006      December 2007 to April 2008
Jaeger....      2004      52,265   July 7, 2006      April 2007 to June 2007

----------
(1) The date range provided represents the earliest and latest date on which the charterers may redeliver the vessel to us upon the termination of the charter.

(2) The charterer of the TERN has an option to extend the charter period by 11 to 13 months.

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

     We currently crew our vessels with Ukrainian officers and seamen supplied by V.Ships in its capacity as technical manager. These officers and seamen are employees of our wholly owned vessel owning subsidiaries while aboard our vessels. We currently employ a total of 298 officers and seamen on the 14 vessels in our operating fleet. Our technical manager handles each seaman's training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with international regulations and shipping conventions. Additionally, our seafaring employees perform most commissioning work and assist in supervising work at shipyards and drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. No international collective bargaining agreements to which we are a party are set to expire within two years.

     For the three-month and six month periods ended June 30, 2006, we paid our technical manager a fee of $8,583 per vessel per month, plus actual costs incurred by our vessels.

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

Results of Operations for the three-month periods ended June 30, 2006 and June 30, 2005 and six-months ended June 30, 2006 and the period from January 26, 2005 (inception) to June 30, 2005

     Fleet Data

     Fleet utilization was steady for the three-month periods ending June 30, 2006 and June 30, 2005 respectively even as fleet days increased by 141% in the three-month period from a year before due to increase in fleet size.

                                                                        Period from
                      Three months    Three months      Six Months      January 26,
                          ended           ended           ended       (inception) to
                      June 30, 2006   June 30, 2005   June 30, 2006    June 30, 2005
                      -------------   -------------   -------------   --------------
Ownership Days........    1,183           490             2,353            490
Available Days........    1,183           479             2,309            479
Operating Days........    1,181           477             2,297            477
Fleet Utilization.....    99.9%           99.6%           99.5%            99.6%

     Revenues

     Net revenues, for the three-month period ended June 30, 2006, of $24,105,383 includes billed time charter revenues of $26,199,776 and deductions for brokerage commissions of $1,320,894 and $773,500 in amortization of net prepaid and deferred charter revenue. Net revenues for the three-month period ended June 30, 2006 were 127% greater than net revenues for the three-month period ended June 30, 2005, primarily due to a larger fleet size as reflected by increased operating days. Net revenue, for the same three-month period ended June 30, 2005, was $10,615,879 which included time charter revenues of $11,486,411 and deductions for brokerage commissions of $665,532 and $205,000 in amortization of net prepaid and deferred charter revenue.

     Net revenues, for the six-month period ended June 30, 2006, of $47,895,435 includes billed time charter revenues of $52,247,893 and deductions for brokerage commissions of $2,641,958 and $1,710,500 in amortization of net prepaid and deferred charter revenue. Net revenue, for the period from January 26, 2005 (inception) to June 30, 2005, was $11,486,411 which included billed time charter revenues of $10,615,879 and deductions for brokerage commissions of $665,532 and $205,000 in amortization of net prepaid and deferred charter revenue. Net revenues for the six-month period ended June 30, 2006 were greater than net revenues for the period from January 26, 2005 (inception) to June 30, 2005 primarily due to a larger fleet size and to reflect the shorter operating period in 2005 as operations commenced only in April 2005.

     Vessel Expenses

     For the three-month period ended June 30, 2006, total vessel expenses incurred amounted to $4,919,422. These expenses included $4,584,922 in vessel operating costs and $334,500 in technical management fees. Total vessel expenses for the three-month period ended June 30, 2006 were higher than the same three-month period ended June 30, 2005 due to the increase in fleet size and corresponding increase in vessel ownership days. Total vessel expenses for the three-month period ended June 30, 2005 were $3,066,188.

     For the six-month period ended June 30, 2006, total vessel expenses incurred amounted to $9,624,419. These expenses included $8,954,919 in vessel operating costs and $669,500 in technical management fees. Total vessel expenses for the six-month period ended June 30, 2006 were higher than the period from January 26, 2005 (inception) to June 30, 2005 due to the increase in fleet size and the increase in vessel ownership days. Total vessel expenses for the period from January 26, 2005 (inception) to June 30, 2005 were $3,115,399.

     Depreciation and Amortization

     For the three-month period ended June 30, 2006, total depreciation and amortization expense was $4,937,661 of which amount, $4,749,665 relates to depreciation and $187,996 relates to the amortization of deferred drydocking costs. Depreciation expenses increased from the corresponding three-month period ended June 30, 2005 due to the growth in our fleet. Total depreciation expenses for the three-month period ended June 30, 2005 was $2,020,572.

     Amortization of deferred financing costs for the three-month period ended June 30, 2006 is included in interest expense. These costs of $33,275 relate to the amortization of financing costs associated with our revolving credit facility. Amortization of deferred financing costs for the corresponding three-month period ended June 30, 2005 was $1,130,713 which related to the financing costs associated with the then existing term loan.

     For the six-month period ended June 30, 2006, total depreciation and amortization expense was $9,757,243 of which amount, $9,447,136 relates to depreciation and $310,107 relates to the amortization of deferred drydocking costs. Depreciation expenses increased from the corresponding period from January 26, 2005 (inception) to June 30, 2005 due to the growth in our fleet. Total depreciation expense for the period from January 26, 2005 (inception) to June 30, 2005 was $2,020,572.

     Amortization of deferred financing costs for the six-month period ended June 30, 2006 is included in interest expense. These costs of $66,225 relate to the amortization of financing costs associated with our revolving credit facility. Amortization of deferred financing costs for the corresponding period from January 26, 2005 (inception) to June 30, 2005 was $1,130,713 which related to the financing costs associated with the then existing term loan.

     General and Administrative Expenses

     General and Administrative Expenses for the three-month periods ended June 30, 2006 and 2005 were $1,114,024 and $663,034 respectively. The increase in such expenses was primarily due to increase in recurring administrative costs as our fleet expanded. Our general and administrative expenses include recurring administrative costs and non-recurring formation and advisory costs. Recurring costs include our onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors fees and compensations, and directors and officers insurance. For the three-month period ended June 30, 2006, all of our general and administrative costs were recurring in nature. For the corresponding three-month period ended June 30, 2005, recurring administrative costs amounted to $363,327. We did not incur any non-recurring costs in the three-months ended June 30, 2006. For the corresponding three-month period ended June 30, 2005, non-recurring costs amounted to $299,707. We expect general and administrative expenses to increase as our fleet expands.

     General and Administrative Expenses for the six-month period ended June 30, 2006 and period from January 26, 2005 (inception) to June 30, 2005 were $2,099,503 and $1,420,036, respectively. The increase in such expenses was primarily due to increase in recurring administrative costs as our fleet expanded. For the six-month period ended June 30, 2006, all of our general and administrative costs were recurring in nature. For the corresponding period from January 26, 2005 (inception) to June 30, 2005, recurring administrative costs amounted to $609,769. We did not incur any non-recurring costs in the six-months ended June 30, 2006. For the corresponding period from January 26, 2005 (inception) to June 30, 2005, non-recurring costs amounted to $810,267.

     Financial Advisory Fees

     We did not incur any related party expenses in the three-month or six-month periods ended June 30, 2006.

     The Company had a financial advisory agreement dated February 1, 2005 with Kelso. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The agreement also provided for Kelso to be paid fees in connection with other services. In 2005, the Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The Company recorded an expense of $6,175,046 in the three-month period ended June 30, 2005 and in the period from January 26, 2005 (inception) to June 30, 2005 for fees under the agreement.

     Non-Cash Compensation Expense

     For the three-month periods ended June 30, 2006 and 2005, the Company recorded non-cash compensation charges of $1,938,970 and $7,640,847, respectively. For the six-month period ended June 30, 2006 and the period from January 26, 2005 (inception) to June 30, 2005 the Company recorded non-cash compensation charges of $2,691,656 and $7,640,847, respectively. The expense for the six-month period ended June 30, 2006 includes $2,644,623 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company's management by the Company's principal shareholder Eagle Ventures LLC, and a non-cash amount of $47,033 which relates to the fair value of the stock options granted on March 17, 2006 to certain directors of the Company under the 2005 Stock Incentive Plan.

     These non-cash, non-dilutive charges relate to profits interests awarded to members of the Company's management by the Company's principal shareholder Eagle Ventures LLC. These profits interests will dilute only the interests of the owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company's common stock. The non-cash compensation charge is being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges will be based on the fair value of the profits interests which will be "marked to market" at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests will be recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance related profits interests will be adjusted prospectively as a change in estimate. The Company's Financial Statements for the year ended December 31, 2005 on Form 10-K includes a more detailed description of these profits interests.

     Interest and Finance Costs

     Interest expense for the three-month period ended June 30, 2006, of $2,117,322 includes loan interest of $1,893,185 incurred on our borrowings from our revolving credit facility, commitment fees of $190,862 incurred on the unused portion of the revolving credit facility, and costs of $33,275 relating to the amortization of financing costs associated with our revolving credit facility.

     Interest expense for the three-month period ended June 30, 2005, was $3,233,596. These costs included loan interest costs of $1,353,306, commitment fees of $141,355, amortization charges of $1,130,713 relating to financing costs associated with the then existing term loan and the revolving credit facility, and $608,222 in interest costs associated with a Note from Eagle Ventures.

     Interest expense for the six-month period ended June 30, 2006, of $4,183,673 includes loan interest of $3,734,475 incurred on our borrowings from our revolving credit facility, commitment fees of $382,973 incurred on the unused portion of the revolving credit facility, and costs of $66,225 relating to the amortization of financing costs associated with our revolving credit facility.

     Interest expense for the previous period from January 26, 2005 (inception) to June 30, 2005, was $3,233,596. These costs included loan interest costs of $1,353,306, commitment fees of $141,355, amortization charges of $1,130,713 relating to financing costs associated with the then existing term loan and the revolving credit facility, and $608,222 in interest costs associated with a Note from Eagle Ventures.

     Our interest expense will increase as we increase our debt to finance vessel acquisitions for our fleet growth.

     Interest Rate Swaps

     We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. Interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000 were entered into in 2005. These contracts mature in September 2010. Exclusive of a margin of 0.95%, the Company will pay fixed-rate interest of 4.22% and 4.54% respectively, and receive floating-rate interest amounts based on three month LIBOR settings (for a term equal to the swaps' reset periods). We record the fair value of the interest rate swap as an asset or liability in our financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, at June 30, 2006, we recorded an asset of $6,027,014 which is included in Other Assets in the accompanying balance sheet. We did not have any swap instruments in place in the corresponding three-month period ended June 30, 2005.

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

     Our revolving credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA for the three-month periods ended June 30, 2006 and 2005 and for the six-month period ended June 30, 2006 and the period from January 26, 2005 (inception) to June 30, 2005 respectively:

                                                                                                 Period from
                                               Three months    Three months       Six Months     January 26,
                                                   ended           ended            ended      (inception) to
                                               June 30, 2006   June 30, 2005    June 30, 2006   June 30, 2005
                                               -------------   -------------    -------------   -------------
Net Income .................................      $9,391,736    $(12,088,544)     $20,184,237    $(12,894,757)
Interest Expense ...........................       2,117,322       3,233,596        4,183,673       3,233,596
Depreciation and Amortization ..............       4,937,661       2,020,572        9,757,243       2,020,572
Amortization of Prepaid and Deferred Revenue         773,500         205,000        1,710,500         205,000
                                               -------------   -------------    -------------   -------------
EBITDA .....................................      17,220,219      (6,629,376)      35,835,653      (7,435,589)
Adjustments for Exceptional Items:
Management and Other Fees to Affiliates(1) .              --       6,175,046               --       6,175,046
Non-cash Compensation Expense(2) ...........       1,938,970       7,640,847        2,691,656       7,640,847
                                               -------------   -------------    -------------   -------------
Credit Agreement EBITDA ....................     $19,159,189      $7,186,517      $38,527,309      $6,380,304
                                               =============   =============    =============   =============

     (1)  One-time charge

     (2) Management's participation in profits interests in Eagle Ventures LLC and Options Expense

     (see Notes to our financial statements)

Effects of Inflation

     We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

     Net cash provided by operating activities during the six-month period ended June 30, 2006, was $32,993,258 compared to $1,559,570 during the same period from inception on January 26, 2005 to June 30, 2005. This increase was primarily due to cash generated from the operation of a fleet of 13 vessels for 2,297 operating days in the review period for 2006 compared to 477 operating days from 9 vessels during the corresponding review period in 2005.

     Net cash used in investing activities during the six-month period ended June 30, 2006, was $42,900,000 as the Company acquired its fourteenth vessel, KESTREL I, a Supramax class vessel and placed deposits for two additional Supramax class vessels, TERN and JAEGER, which were delivered in July 2006. Net cash used in investing activities during the corresponding period from inception on January 26, 2005 to June 30, 2005 was $302,241,893 as the Company acquired its nine initial vessels and placed deposits for two additional vessels .

     Net cash provided by financing activities during the six-month period ended June 30, 2006, was $39,927,970 as the Company borrowed $42,400,000 from its revolving credit facility, raised $33,000,000 from a private placement of its common stock, and paid $35,470,500 in dividends. Net cash provided by investing activities during the corresponding period from inception on January 26, 2005 to June 30, 2005 was $311,613,286 primarily consisting of net proceeds of $186,529,290 from the initial public offering, capital contributions of $40,843,662 and net borrowings of $88,500,000 from its credit facilities.

     As of June 30, 2006, our cash balance was $54,547,756 compared to a cash balance of $24,526,528 at December 31, 2005. In addition, $6,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of June 30, 2006 and December 31, 2005. Also recorded in Restricted Cash is an amount of $124,616 which is collateralizing a letter of credit relating to our office lease.

     We have a $330,000,000 long-term revolving credit facility which we entered into in July 2005, of which $147,600,000 was unused as of June 30, 2006. Under the terms of the revolving credit agreement, the facility will be available in full for five years, and there are no principal repayment obligations for the first five years. Over the remaining period of five years, the amount available under the facility will reduce in semi-annual amounts of $20,500,000 with a final reduction of $125,000,000 occurring simultaneously with the last semi-annual reduction. The revolving credit agreement also provides us with the ability to borrow up to $10,000,000 for working capital purposes. (See section entitled "Revolving Credit Facility" for subsequent changes to the credit facility).

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

     On July 18, 2006 the Company's Board of Directors declared a cash dividend for the second quarter of 2006 of $0.50 per share, based on 35,900,000 shares of common stock outstanding, payable on August 3, 2006 to all shareholders of record as of July 28, 2006. The aggregate amount of the cash dividend paid to the Company's shareholders on August 3, 2006 was $17,950,000. Since the Company did not own the newly acquired vessels and receive the benefit of their revenues for the full quarter (the Kestrel I delivered on June 30, 2006, the Tern on July 3, 2006 and the Jaeger on July 7, 2006), it funded approximately $1,375,000 of this dividend from excess working capital.

Sale of Common Stock

     On June 28, 2006 the Company sold 2,750,000 shares of its common stock to certain institutional investors in a private placement at $12.00 per share, pursuant to a securities purchase agreement dated June 22, 2006, raising gross proceeds of $33,000,000 before deduction of fees and expenses of $1,540,545. The Company used the proceeds from the offering to fund a portion of the acquisition of three vessels KESTREL I, TERN and JAEGER.

Revolving Credit Facility

     At June 30, 2006, the Company's debt consisted of $182,400,000 in borrowings under our 10-year $330,000,000 revolving credit facility which we entered into in July 2005. During the three-month period ended June 30, 2006, the Company borrowed a total of $42,400,000 from its revolving credit facility which was used to partly fund the acquisition of the KESTREL I and place deposits representing 10% of the purchase price of $69,000,000 for the TERN and JAEGER.

     The revolving credit facility has a facility limit of $330,000,000 and a term of ten years. The Company's Financial Statements for the year ended December 31, 2005 on Form 10-K includes a more detailed description of the revolving credit facility. At June 30, 2006, the Company had a remaining undrawn capacity of $147,600,000 available to fund future acquisitions of dry bulk vessels. The credit facility bears interest at the London Interbank Offered Rate (LIBOR) plus a margin of 0.95%. The Company incurs a fee of 0.4% per annum on the unused portion of the revolving credit facility on a quarterly basis.

     For the three-month period ended June 30, 2006, interest rates applicable on the Company's debt ranged from 5.17% to 6.29%, including the margin. The weighted average effective interest rate was 5.30%. For the six-month period ended June 30, 2006, interest rates applicable on the Company's debt ranged from 5.17% to 6.29%, including the margin. The weighted average effective interest rate was 5.28%.

     Subsequent to the quarter ended June 30, 2006, on July 3, 2006 and July 7, 2006, respectively, the Company took delivery of two Supramax class vessels, TERN and JAEGER. The Company funded the balance of the purchase price of $62,100,000 for the two vessels with a combination of proceeds from cash on hand and additional borrowings of $32,400,000 from its revolving credit facility. Following the completion of these acquisitions the Company's borrowings under the revolving credit facility stood at $214,800,000.

     On July 6, 2006, the Company received a commitment from its current lender to increase and amend its 10-year revolving credit facility to $450,000,000 from $330,000,000. The entire $450,000,000 facility will be available for a period of six years from July 31, 2006, compared to four years remaining in the commitment period of the Company's existing facility. There are no principal repayment obligations during this initial six-year period. Over the remaining four years, the facility will reduce in semi-annual amounts of $25,000,000 with a final reduction of $250,000,000 occurring simultaneously with the last semi-annual reduction.

     We are permitted to borrow up to $15,000,000 (increased from $10,000,000 under its existing facility) at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time our ability to borrow amounts for working capital purposes is subject to review and reapproval on an annual basis.

     The amended facility will bear interest at the rate of 0.75% to 0.85% over LIBOR (decreased from 0.95% over LIBOR under its existing facility), depending upon the amount of debt drawn as a percentage of the value of the Company's vessels. The Company will pay a commitment fee of 0.25% per annum (decreased from 0.40% under its existing facility) on the undrawn amount of the amended facility. We have incurred an arrangement fee of $900,000 to be paid to our lender in connection with the amended credit facility.

     Our ability to borrow amounts under the amended revolving credit facility will be subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 75% of the value of the vessels securing our obligations under the credit facility. Our ability to borrow such amounts, in each case, is subject to our lender's approval of the vessel acquisition. Our lender's approval will be based on the lender's satisfaction of our ability to raise additional capital through equity issuances in amounts acceptable to our lender and the proposed employment of the vessel to be acquired.

     Our obligations under the amended revolving credit facility are secured by a first priority mortgage on each of the vessels in our fleet and such other vessels that we may from time to time include with the approval of our lender, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to our vessels. The facility also limits our ability to create liens on our assets in favor of other parties. We may grant additional securities from time to time in the future.

     The revolving credit facility, as amended, contains financial covenants requiring us, among other things, to ensure that:

     o the aggregate market value of the vessels in our fleet that secure our obligations under the revolving credit facility, as determined by an independent shipbroker on a charter free basis, at all times exceeds 125% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements;

     o to the extent our debt during any accounting period is less than $250,000,000, our total assets minus our debt will not be less than $100,000,000; to the extent our debt during any accounting period is greater than $250,000,000, our total assets minus our debt will not be less than $150,000,000;

     o our EBITDA, as defined in the credit agreement, will at all times be not less than 2x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and

     o we maintain with the lender $400,000 per vessel in addition to an amount adequate to meet anticipated capital expenditures for the vessel over a 12 month period.

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2006:

                                  Within        One to     Three to    More than
                                One Year   Three Years   Five Years   Five years       Total
                                --------   -----------   ----------   ----------       -----
                                                (in thousands of U.S. dollars)
Vessel Purchase(1) ...........   $62,100           $--          $--          $--    $62,100
Bank Loans ...................        --            --           --      182,400    182,400
Interest and borrowing fees(2)     7,592        21,904       21,956       50,661    102,113
Office lease .................       143           511          544           69      1,267
                                 -------       -------      -------     --------   --------
Total ........................   $69,835       $22,415      $22,500     $233,130   $347,880
                                 =======       =======     =======      ========   ========

     (1) The total purchase price of the two vessels delivered subsequent to June 30, 2006 was $69,000,000 of which we had paid $6,900,000 as of
          June 30, 2006. Subsequent to June 30, 2006 we took delivery of these vessels and paid the balance of the purchase price with a combination of bank debt and cash on hand.

     (2) The Company is a party to floating-to-fixed interest rate swaps covering notional amounts of $100,000,000 and $30,000,000 at June 30, 2006 that effectively convert the Company's interest rate exposure from a floating rate based on LIBOR to a fixed rate of 4.22% and 4.54% respectively, plus a margin of 0.95%. The interest obligations for floating rate debt ($52,400,000 as of June 30, 2006) have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the LIBOR rate at June 30, 2006.

     Capital Expenditures

     Our capital expenditures relate to purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities of these vessels. In addition to acquisitions that we may undertake in future periods, other major capital expenditures include funding the Company's maintenance program of regularly scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

     During the three-month period ended June 30, 2006, we did not drydock any vessels. In the six-month period ended June 30, 2006, we have spent $1,464,473 on vessel drydockings and this amount is amortized to expense on a straight-line basis over the period through the date the next drydocking is scheduled to occur. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the remainder of 2006 and calendar 2007 along with the anticipated off-hire days:

     ----------------------------------------------------------------------
     Quarter Ending                   Off-hire Days(1)   Projected Costs(2)
     --------------                   ----------------   ------------------
     September 30, 2006............          15            $0.35 million
     December 31, 2006.............          15            $0.35 million
     March 31, 2007................          30            $0.70 million
     June 30, 2007.................          --                   --
     September 30, 2007............          30            $0.70 million
     December 31, 2007.............          15            $0.35 million
     ----------------------------------------------------------------------
     (1) Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
     (2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
     ----------------------------------------------------------------------

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

     The following table represents certain information about the Company's revenue earning charters:

--------------------------------------------------------------------------------

                                                                     Daily Time
                Delivered to                                           Charter
Vessel          Charterer           Time Charter Expiration(1)       Hire Rate
------          ---------           --------------------------       ---------

Cardinal        April 19, 2005      March 2007 to June 2007            $26,500
Condor          April 30, 2005      November 2006 to March 2007        $24,000
Falcon          April 22, 2005      February 2008 to June 2008         $20,950
Griffon         February 17, 2006   January 2007 to February 2007      $13,550
Harrier         April 21, 2005      March 2007 to June 2007            $23,750
Hawk I          April 28, 2005      March 2007 to June 2007            $23,750
Kite(2)         April 17, 2006      March 2007 to May 2007             $14,750
Osprey I(3)     September 1, 2005   May 2008 to September 2008         $21,000
Peregrine(4)    July 1, 2005        October 2006 to January 2007       $24,000
Shikra(5)       April 30, 2005      August 2006 to November 2006       $22,000
Sparrow         July 20, 2005       November 2006 to Feb 2007          $22,500
Merlin          October 26, 2005    October 2007 to December 2007      $24,000
Heron           December 11, 2005   December 2007 to February 2008     $24,000
Kestrel I(6)    July 1, 2006        December 2007 to April 2008        $18,750
Tern(7)         July 3, 2006        December 2007 to April 2008        $19,000
Jaeger          July 7, 2006        April 2007 to June 2007            $18,550

----------
(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(2) The initial charter on the KITE at a daily charter rate of $25,000 ended in April 2006.

(3) The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a daily time charter rate of $25,000.

(4) Upon conclusion of the current charter, the PEREGRINE commences a new time charter at $20,500 per day for 24 to 26 months.

(5 Upon conclusion of the current charter, the SHIKRA commences a new time charter at $14,800 per day for 11 to 13 months.

(6) The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.

(7) The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,500 per day.

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

Internal Control Over Financial Reporting

     We evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On June 28, 2006, the Company issued an aggregate of 2,750,000 shares of its common stock, par value $0.01, to certain institutional investors pursuant to a securities purchase agreement dated June 22, 2006, for an aggregate purchase price of $33,000,000, or $12.00 per share of common stock. The shares of common stock were sold pursuant to an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

     The offering incurred costs of $1,540,545 in fees and expenses and the balance of the proceeds was used to fund a portion of the acquisition of three vessels, KESTREL I, TERN and JAEGER.

Item 3 - Defaults upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on May 24, 2006. At the meeting the matters described below were approved by the shareholders.

     The following nominees for the office of director were elected for terms expiring at the 2009 Annual Meeting of Shareholders, by the following votes:

                                     For             Withheld

          Sophocles N. Zoullas      29,694,737       1,361,117
                                 -------------   -------------
          Michael B. Goldberg       30,935,453         120,401


     The following persons continue as directors:

          Joseph Cianciolo
          Michael Mitchell
          David B. Hiley
          Frank J. Loverro
          Douglas P. Haensel

     The ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2006, was approved by the following number of stockholder votes for, against, and abstained

     For: 30,933,643             Against: 70,514         Abstained: 51,697

Item 5 - Other Information

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

          3.1       Amended and Restated Articles of Incorporation of the
                    Company*

          3.2       Amended and Restated Bylaws of the Company*

          4.1       Form of Share Certificate of the Company*

          10.1      Form of Registration Rights Agreement*

          10.2      Form of Management Agreement*

          10.3      Amended and Restated Form of Credit Agreement**

          10.4      Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan*

          10.5      Employment Agreement for Mr. Sophocles N. Zoullas*

          10.6 Form of Fourth Amended and Restated Limited Liability Company Agreement of Eagle Ventures LLC***

          31.1      Rule 13a-14(d) / 15d-14(a)_Certification of CEO

          31.2      Rule 13a-14(d) / 15d-14(a)_Certification of CFO

          32.1      Section 1350 Certification of CEO

          32.2      Section 1350 Certification of CFO


          * Incorporated by reference to the Registration Statement on Form S-1, Registration No. 333-123817.

          ** Incorporated by reference to the Report on Form 8-K filed on July 31, 2006.

          *** Incorporated by reference to the Registrant's annual report on Form 10-K for the period ending December 31, 2005 filed on March 14, 2006.

     This quarterly report on Form 10-Q for the three month period ended June 30, 2006 is incorporated by reference into the Company's Registration Statements on Form S-3, filed on July 11, 2006 (Registration No. 333-135708) and July 19, 2006 (333-135866).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.
----------------------------------------------
(REGISTRANT)

Date: August 9, 2006


By: /s/ Sophocles N. Zoullas
----------------------------------------------
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer

Date: August 9, 2006


By: /s/ Alan S. Ginsberg
----------------------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Treasurer

SK 25083 0001 693804