Form 10-Q
period 2006-09-30
Eagle Bulk Shipping Inc.
filed 2006-11-13
CIK 1322439

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

FORM 10-Q (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006
                              -------------------

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                                   YES X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer      Accelerated Filer      Non-accelerated Filer   X
                       ------                 -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   YES     NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock, par value $0.01per share 35,900,000 shares outstanding as of November 10, 2006.

================================================================================

                               TABLE OF CONTENTS

                                                                                                  Page
PART I     INANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets
                as of September 30, 2006 (unaudited) and December 31, 2005                           3

           Consolidated Statements of Operations (unaudited)
                for the three-months ended September 30, 2006 and 2005 and for nine months ended
                September 30, 2006 and the period from January 26, 2005 (inception) to September     4
                30, 2005

           Consolidated Statement of Stockholders' Equity (unaudited)
                for the nine-months ended September 30, 2006                                         5

           Consolidated Statements of Cash Flows (unaudited)
                for the nine-months ended September 30, 2006 and for the period from January         6
                26, 2005 (inception) to September 30, 2005.

           Notes to Consolidated Financial Statements                                                7

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                           14

Item 3.    Quantitative and Qualitative Disclosures about Market Risks                              32

Item 4.    Controls and Procedures                                                                  33

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings                                                                        34
Item 1A.   Risk Factors                                                                             34
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                              34
Item 3.    Defaults upon Senior Securities                                                          34
Item 4.    Submission of Matters to a Vote of Security Holders                                      34
Item 5.    Other Information                                                                        34
Item 6.    Exhibits                                                                                 35
           Signatures                                                                               36

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements

                           EAGLE BULK SHIPPING INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 2006  December 31, 2005
                                                                                (Unaudited)
 Current Assets:
   Cash                                                                          $  23,213,588    $  24,526,528
   Accounts Receivable                                                                 398,152          281,094
   Prepaid Charter Revenue                                                           4,844,000        8,508,000
   Prepaid Expenses                                                                  1,599,176          513,145
                                                                                 -------------    -------------
 Total Current Assets                                                               30,054,916       33,828,767
Fixed Assets:
Vessels and Vessel Improvements, at cost, net of Accumulated
   Depreciation of $25,607,187 at September 30, 2006 and $10,384,247
   at December 31, 2005                                                            507,471,279      417,581,610

Restricted Cash                                                                      6,524,616        6,624,616
Deferred Drydock Costs, net of Accumulated Amortization of $543,030 at
 September 30, 2006, and $27,980 at December 31, 2005                                2,148,074          393,702
Deferred Financing Costs, net of Accumulated Amortization of $215,556 at
 September 30, 2006 and $98,065 at December 31, 2005                                 2,169,525        1,268,209
Other Assets                                                                         3,516,513        2,647,077
                                                                                 -------------    -------------
Total Assets                                                                     $ 551,884,923    $ 462,343,981
                                                                                 =============    =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                                                 $   2,758,788    $   1,861,145
Accrued Interest                                                                       651,441          514,631
Other Accrued Liabilities                                                              971,783          424,669
Deferred Revenue                                                                        77,500        1,306,000
Unearned Charter Hire Revenue                                                        3,299,143        2,444,522
                                                                                 -------------    -------------
 Total Current Liabilities                                                           7,758,655        6,550,967

Long-term Debt                                                                     214,800,000      140,000,000
                                                                                 -------------    -------------
Total Liabilities                                                                  222,558,655      146,550,967
Commitment and Contingencies
Stockholders' Equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued                  --               --
Common stock, $.01 par value, 100,000,000 shares authorized, 35,900,000 shares issued and outstanding as of September 30, 2006 and 33,150,000 shares issued
 and outstanding as of December 31, 2005, respectively                                 359,000          331,500
Additional Paid-In Capital                                                         357,593,881      320,822,037
Retained Earnings (net of cumulative Dividends declared of $68,081,500 at
 September 30, 2006 and $14,661,000 at December 31, 2005)                          (32,143,126)      (8,007,600)
Accumulated Other Comprehensive Income                                               3,516,513        2,647,077
                                                                                 -------------    -------------
 Total Stockholders' Equity                                                        329,326,268      315,793,014
                                                                                 -------------    -------------
Total Liabilities and Stockholders' Equity                                       $ 551,884,923    $ 462,343,981
                                                                                 =============    =============

                           -----------------------
             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                           EAGLE BULK SHIPPING INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                     Period from
                                           Three Months       Three Months        Nine Months      January 26, 2005
                                              ended               ended             ended           (inception) to
                                           September 30,      September 30,      September 30,       September 30,
                                               2006               2005               2006                2005
                                          ---------------    ---------------    ---------------    ---------------
Revenues, net of commissions              $    28,358,830    $    21,137,615    $    76,254,265    $    31,753,494

Vessel Expenses                                 6,118,038          3,732,726         15,742,457          6,848,124
Depreciation and Amortization                   5,980,747          3,858,943         15,737,990          5,879,515
General and Administrative Expenses             1,266,905            833,384          3,366,408          2,253,421
Management and Other Fees to Affiliates              --                 --                 --            6,175,046
Non-cash Compensation Expense                   3,076,699          3,735,705          5,768,355         11,376,552
                                          ---------------    ---------------    ---------------    ---------------

   Total Operating Expenses                    16,442,389         12,160,758         40,615,210         32,532,658
                                          ---------------    ---------------    ---------------    ---------------

Operating Income/(Loss)                        11,916,441          8,976,857         35,639,055           (779,164)

Interest Expense                                3,180,336          1,727,416          7,364,009          4,961,012
Interest Income                                  (364,632)          (144,848)        (1,009,928)          (239,708)
                                          ---------------    ---------------    ---------------    ---------------

   Net Interest Expense                         2,815,704          1,582,568          6,354,081          4,721,304
                                          ---------------    ---------------    ---------------    ---------------

Net Income/(Loss)                         $     9,100,737    $     7,394,289    $    29,284,974    $    (5,500,468)
                                          ===============    ===============    ===============    ===============

Weighted Average Shares Outstanding :
Basic                                          35,900,000         27,150,000         34,086,813         18,498,387
Diluted                                        35,900,678         27,150,000         34,086,848         18,498,387

Per Share Amounts:
Basic Net Income/(Loss)                   $          0.25    $          0.27    $          0.86    $         (0.30)
Diluted Net Income/(Loss)                 $          0.25    $          0.27    $          0.86    $         (0.30)
Cash dividends declared and paid          $          0.50               --      $          1.57               --


                           -----------------------
             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                           EAGLE BULK SHIPPING INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                 FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006




                                                                   Additional
                                                     Common         Paid-In
                                      Shares         Shares         Capital
                                 -------------   -------------   -------------
Balance at December 31, 2005 .      33,150,000   $     331,500   $ 320,822,037
Comprehensive Income :
   Net Income                             --              --              --
   Net Unrealized gains
on
       derivatives                        --              --              --

Comprehensive Income                      --              --              --
Issuance of Common Stock, net             --
  of issuance costs                  2,750,000          27,500      31,003,489
Cash Dividends                            --              --              --
Non-cash Compensation                     --              --         5,768,355
                                 -------------   -------------   -------------
Balance at September 30, 2006       35,900,000   $     359,000   $ 357,593,881
                                 =============   =============   =============


                                        Retained Earnings
                                                                                       Other           Total
                                                    Cash           Accumulated     Comprehensive   Stockholders'
                                  Net Income      Dividends          Deficit          Income          Equity
                                 -------------   -------------    -------------    -------------   -------------
Balance at December 31, 2005 .   $   6,653,400   $ (14,661,000)   $  (8,007,600)   $   2,647,077   $ 315,793,014
Comprehensive Income :
   Net Income                       29,284,974            --         29,284,974             --        29,284,974
   Net Unrealized gains
on
       derivatives                        --              --               --            869,436         869,436
                                                                                                   -------------
Comprehensive Income                      --              --               --               --        30,154,410
Issuance of Common Stock, net
  of issuance costs                       --              --               --         31,030,989
Cash Dividends                            --       (53,420,500)     (53,420,500)            --       (53,420,500)
Non-cash Compensation                     --              --               --               --         5,768,355
                                 -------------   -------------    -------------    -------------   -------------
Balance at September 30, 2006    $  35,938,374   $ (68,081,500)   $ (32,143,126)   $   3,516,513   $ 329,326,268
                                 =============   =============    =============    =============   =============

                           -----------------------
             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                           EAGLE BULK SHIPPING INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                 Period from
                                                                                             Nine Months    January 26, 2005
                                                                                                ended         (inception) to
                                                                                             September 30,    September 30,
                                                                                                2006                    2005
                                                                                            ---------------  ---------------
 Cash Flows from Operating Activities
 Net Income/(Loss)                                                                          $    29,284,974  $    (5,500,468)
 Adjustments to Reconcile Net Income (Loss) to Net Cash provided by Operating Activities:
 Items included in net income not affecting cash flows:
Depreciation                                                                                     15,222,940        5,879,515
Amortization of Deferred Drydocking Costs                                                           515,050             --
Amortization of Deferred Financing Costs                                                            117,491        1,195,456
Amortization of Prepaid and Deferred Charter Revenue                                              2,435,500          328,500
Non-cash Compensation Expense                                                                     5,768,355       11,376,552
 Changes in Operating Assets and Liabilities:
Accounts Receivable                                                                                (117,058)        (103,431)
Prepaid Revenue                                                                                        --         (1,489,000)
Prepaid Expenses                                                                                 (1,086,031)        (783,946)
Accounts Payable                                                                                    713,068        1,906,956
Accrued Interest                                                                                    136,810          546,784
Accrued Expenses                                                                                    547,114          438,627
Deferred Revenue                                                                                       --          2,056,500
Drydocking Expenditures                                                                          (2,269,422)            --
Unearned Charter Hire Revenue                                                                       854,621        2,507,425
                                                                                            ---------------  ---------------

 Net Cash Provided by Operating Activities                                                       52,123,412       18,359,470
 Cash Flows from Investing Activities
Advances for Vessel Deposits                                                                           --         (7,000,000)
Advances for Vessel Improvements                                                                       --           (820,904)
Purchase of Vessels                                                                            (105,112,609)    (365,733,279)
                                                                                            ---------------  ---------------

 Net Cash Used in Investing Activities                                                         (105,112,609)    (373,554,183)

 Cash Flows from Financing Activities
Capital Contribution                                                                                   --         40,843,662
Issuance of Common Stock                                                                         33,000,000      201,600,000
Equity Issuance Costs                                                                            (1,784,436)     (15,070,710)
Bank Borrowings                                                                                  74,800,000      282,950,000
Rapayment of Bank Debt                                                                                 --       (125,950,000)
Decrease/(Increase) in Restricted Cash                                                              100,000       (5,500,000)
Deferred Financing Costs                                                                         (1,018,807)      (2,503,107)
Borrowings from Eagle Ventures LLC                                                                     --         58,730,434
Repayment of Eagle Ventures LLC Note                                                                   --        (58,730,434)
Cash Dividends                                                                                  (53,420,500)            --
                                                                                            ---------------  ---------------

 Net Cash Provided by Financing Activities                                                       51,676,257      376,369,845
 Net (Decrease)/Increase in Cash                                                                 (1,312,940)      21,175,132
 Cash at Beginning of Period                                                                     24,526,528             --
                                                                                            ---------------  ---------------

 Cash at End of Period                                                                      $    23,213,588  $    21,175,132
                                                                                            ===============  ===============

 Supplemental Cash Flow Information:
Cash paid during the period for Interest (including Fees)                                   $     7,110,772  $     3,218,772
                                                                                            ===============  ===============


                           -----------------------
             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

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

     The Company is a holding company incorporated on March 23, 2005, under the laws of the Republic of the Marshall Islands. Following incorporation, the Company merged with Eagle Holdings LLC, a Marshall Islands limited liability company formed on January 26, 2005, and became a wholly-owned subsidiary of Eagle Ventures LLC, a Marshall Islands limited liability company. Eagle Ventures LLC is owned by Kelso Investments Associates VII, L.P. and KEP VI, LLC, both affiliates of Kelso & Company, L.P. ("Kelso"), members of management, a director, and outside investors. The merger was accounted for as a reorganization of entities under common control. Eagle Ventures LLC currently owns approximately 28.2% of the Company's outstanding common stock. Eagle Ventures LLC is 80.7% owned by affiliates of Kelso.

         The Company is the sole owner of all of the outstanding shares of the Marshall Island incorporated wholly-owned subsidiaries listed below. The primary activity of each of these subsidiaries is the ownership of a vessel.
    ---------------------------------------------------------------------

Company                           Owner of         dwt.        Built  Vessel Acquired
                                  Vessel
Cardinal Shipping LLC             Cardinal       55,408        2004   April 18, 2005
Condor Shipping LLC               Condor         50,296        2001   April 29, 2005
Falcon Shipping LLC               Falcon         50,296        2001   April 21, 2005
Griffon Shipping LLC              Griffon        46,635        1995   June 1, 2005
Harrier Shipping LLC              Harrier        50,296        2001   April 19, 2005
Hawk Shipping LLC                 Hawk I         50,296        2001   April 26, 2005
Heron Shipping LLC                Heron          52,827        2001   December 1, 2005
Jaeger Shipping LLC               Jaeger         52,248        2004   July 7, 2006
Kestrel Shipping LLC              Kestrel I      50,326        2004   June 30, 2006
Kite Shipping LLC                 Kite           47,195        1997   May 9, 2005
Merlin Shipping LLC               Merlin         50,296        2001   October 26, 2005
Osprey Shipping LLC               Osprey I       50,206        2002   August 31, 2005
Peregrine Shipping LLC            Peregrine      50,913        2001   June 30, 2005
Shikra Shipping LLC               Shikra         41,096        1984   April 29, 2005
Sparrow Shipping LLC              Sparrow        48,225        2000   July 19, 2005
Tern Shipping LLC                 Tern           50,200        2003   July 3, 2006

    ---------------------------------------------------------------------

     The commercial and strategic management of the Company is carried out by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company.

         The following table represents certain information about the Company's revenue earning charters:

    ---------------------------------------------------------------------
                                                                      Daily Time
                  Delivered to                                        Charter
Vessel            Charterer            Time Charter Expiration (1)    Hire Rate
------            ---------            ---------------------------    ---------

Cardinal          April 19, 2005       March 2007 to June 2007          $26,500
Condor            April 30, 2005       November 2006 to March 2007      $24,000
Falcon            April 22, 2005       February 2008 to June 2008       $20,950
Griffon           February 17, 2006    January 2007 to March 2007       $13,550
Harrier           April 21, 2005       March 2007 to June 2007          $23,750
Hawk I            April 28, 2005       March 2007 to June 2007          $23,750
Heron             December 11, 2005    November 2007 to February 2008   $24,000
Jaeger            July 7, 2006         April 2007 to June 2007          $18,550
Kestrel I (2)     July 1, 2006         December 2007 to April 2008      $18,750
Kite              April 17, 2006       March 2007 to May 2007           $14,750
Merlin            October 26, 2005     October 2007 to December 2007    $24,000
Osprey I (3)      August 31, 2005      July 2008 to November 2008       $21,000
Peregrine         July 1, 2005         October 2006 to January 2007     $24,000
Shikra (4)        September 10, 2006   September 2007 to December 2007  $14,800
Sparrow           July 20, 2005        November 2006 to February 2007   $22,500
Tern (5)          July 3, 2006         December 2007 to April 2008      $19,000

--------------------------------------

     (1)The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

     (2)The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.

     (3)The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a daily time charter rate of $25,000.

     (4)Upon completion of the current charter in September 2006, the SHIKRA commenced a new time charter at $14,800 per day for 12 to 15 months.

     (5)The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,500 per day.

     The Company began vessel operations in April 2005. The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

    ---------------------------------------------------------------------


                                                                                               Period from
                                                                                          January 26, 2005
 Charterer        Three-months ended      Three-months ended       Nine-months ended         (inception) to
 ---------        -------------------     -------------------      ------------------        --------------
                   September 30, 2006      September 30, 2005      September 30, 2006    September 30, 2005
                   ------------------      ------------------      ------------------    ------------------
 Charterer A                    14.4%                     --                    15.3%                   --
 Charterer B                    19.4%                   19.6%                   17.3%                 22.4%
 Charterer C                    11.6%                   20.2%                   13.9%                 17.1%
 Charterer D                    12.0%                   10.9%                   12.3%                 12.9%
 Charterer E                     7.2%                    9.9%                    7.8%                 10.9%
 Charterer F                     6.2%                    9.1%                    7.0%                 10.0%

    ---------------------------------------------------------------------

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

Note 2. Vessels

     Vessel and Vessel Improvements

     During the three-month period ended September 30, 2006, the Company took delivery of the TERN, a 2003 built 50,209 dwt. Supramax class dry bulk vessel, and the JAEGER, a 2004 built 52,265 dwt. Supramax class dry bulk vessel. The Company funded the balance of the purchase price of $62,100,000 for the two vessels with a combination of proceeds from cash on hand and borrowings from its revolving credit facility.

     At September 30, 2006, the Company's fleet consisted of a total of 16 dry bulk vessels acquired at a total cost of $532,257,562. These costs consist of the contracted purchase price of $539,877,903, $472,159 in additional costs relating to the acquisition of the vessels, and adjustments of $8,092,500 in net prepaid charter revenue relating to the assumption of time charters associated with certain of the acquired vessels. The Company has also capitalized $820,904 of costs relating to vessel improvements.

     Vessel and vessel improvement costs have been depreciated from the date of their acquisition through their remaining estimated useful life. Depreciation expense for the three-month and nine-month periods ended September 30, 2006 were $5,775,804 and $15,222,940 respectively.

Note 3. Long-Term Debt

     At September 30, 2006, the Company's debt consisted of $214,800,000 in borrowings under a revolving credit facility. During the three-month period ended September 30, 2006, the Company borrowed $32,400,000 from its revolving credit facility to partly fund the acquisition of the JAEGER.

     In July 2006, the Company amended and increased its existing revolving credit facility from $330,000,000 to $450,000,000 and extended its maturity date by one year to July 2016. The entire $450,000,000 facility will be available for a period of six years from July 30, 2006, compared to four years remaining in the commitment period of the Company's existing facility. There are no principal repayment obligations during this initial six-year period. Over the remaining four years, the facility will reduce in semi-annual amounts of $25,000,000 with a final reduction of $250,000,000 occurring simultaneously with the last semi-annual reduction.

     The amended facility will bear interest at the rate of 0.75% to 0.85% over LIBOR (decreased from 0.95% over LIBOR under its existing facility), depending upon the amount of debt drawn as a percentage of the value of the Company's vessels. The Company paid an arrangement fee of $900,000 in connection with the amended facility and will pay on a quarterly basis a commitment fee of 0.25% per annum (decreased from 0.40% under its existing facility) on the undrawn amount of the amended facility.

     At September 30, 2006, the Company had a remaining undrawn capacity of $235,200,000 available to borrow for future acquisitions of dry bulk vessels.

     For the three-month period ended September 30, 2006, interest rates applicable on the Company's debt ranged from 4.97% to 6.32%, including the margin. The weighted average effective interest rate was 5.49%. For the nine-month period ended September 30, 2006, interest rates applicable on the Company's debt ranged from 4.97% to 6.32%, including the margin. The weighted average effective interest rate was 5.37%.

Interest Expense consists of:

                                                                                                                 Period from
                                                Three-months          Three-months          Nine-months     January 26, 2005
                                                       ended                 ended                ended       (inception) to
                                                September 30,        September 30,        September 30,        September 30,
                                                        2006                  2005                 2006                 2005
                                           ------------------   ------------------   ------------------   ------------------

Loan Interest                              $        2,986,183   $        1,467,773   $        6,720,658   $        2,821,079
Commitment Fees                                       142,887              194,900              525,860              336,255
Eagle Ventures Note Interest                             --                   --                   --                608,222
Amortization of Deferred Financing Costs               51,266               64,743              117,491            1,195,456
                                           ------------------   ------------------   ------------------   ------------------
Total Interest Expense                     $        3,180,336   $        1,727,416   $        7,364,009   $        4,961,012
                                           ==================   ==================   ==================   ==================

Interest-Rate Swaps

     The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges.

     During the quarter ended September 30, 2006, the Company entered an interest rate swap contract for a notional amount of $84,800,000. This contract matures in September 2009. On this contract, exclusive of applicable margin, the Company will pay 5.24% fixed-rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The Company has two other interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000 which were entered into in 2005. These contracts mature in September 2010. On these contracts, exclusive of applicable margin, the Company pays 4.22% and 4.54% fixed-rate interest, respectively, and receives floating-rate interest amounts based on three-month LIBOR settings.

     The Company records the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. At September 30, 2006 and December 31, 2005, the Company recorded an asset of $3,516,513 and $2,647,077, respectively, which is included in Other Assets in the accompanying balance sheet.

Note 4. Related Party Transactions

     The Company did not incur any related party expenses in the three-month or nine-month periods ended September 30, 2006.

     The Company did not incur any related party expenses in the corresponding three-month period ended September 30, 2005. During the nine-month period ended September 30, 2005, the Company recorded an expense of $6,175,046. The Company had a financial advisory agreement dated February 1, 2005 with Kelso. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The agreement had also provided for Kelso to be paid fees in connection with other services. In June 2005, the Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The Company recorded an expense of $6,175,046 in the quarter ended June 30, 2005 for fees incurred under such agreement.

Note 5. Commitments and Contingencies

Vessel Technical Management Contract

     The Company has technical management agreements in place for each of its vessels with V. Ships Management Ltd., an independent technical manager. V. Ships is paid a technical management fee of $8,583 per vessel per month.

Operating Lease

     In December 2005, the Company entered into a lease for office space. The lease is secured by a Letter of Credit backed by cash collateral of $124,616 which amount is recorded under Restricted Cash. The Letter of Credit amounts decline to zero at the conclusion of the lease.

Note 6. Earnings Per Common Share

     The computation of earnings per share is based on the weighted average number of common shares outstanding during the period. In the three-month period ended March 31, 2006, the Company granted 56,666 shares of the Company's stock in options under the 2005 Stock Incentive Plan (see Note 9). Diluted net income per share gives effect to the aforementioned stock options.
    ---------------------------------------------------------------------

                                                                                                   Period from
                                        Three months       Three months        Nine Months       January 26, 2005
                                           ended               ended             ended           (inception) to
                                        September 30,      September 30,      September 30,       September 30,
                                            2006               2005               2006                2005
                                       --------------     ---------------    ---------------     --------------

Net Income/(Loss)                         $9,100,737         $7,394,289        $29,284,974        $(5,500,468)
Weighted Average Shares - Basic .
                                          35,900,000         27,150,000         34,086,813         18,498,387
Incremental Shares using
 treasury stock method                           678               --                   35               --
Weighted Average Shares - Diluted
                                          35,900,678         27,150,000         34,086,848         18,498,387
Basic Earnings Per Share                       $0.25              $0.27              $0.86             $(0.30)
Diluted Earnings Per Share                     $0.25              $0.27              $0.86             $(0.30)

    ---------------------------------------------------------------------

Note 7. Non-cash Compensation

     For the three-months ended September 30, 2006 the Company recorded a non-cash, non-dilutive compensation charge of $3,076,699 which relates to profits interests awarded to members of the Company's management by the Company's principal shareholder Eagle Ventures LLC. For the nine-months ended September 30, 2006 the Company recorded a non-cash compensation charge of $5,768,355. This amount includes $5,721,322 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company's management by the Company's principal shareholder Eagle Ventures LLC, and a non-cash amount of $47,033 which relates to the fair value of the stock options granted to certain directors of the Company under the 2005 Stock Incentive Plan on the date of grant (see Note 9).

     These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company's common stock. For the three-months ended September 30, 2006, Eagle Ventures LLC paid certain members of the Company's management $1,756,606 as compensation under the profits interests. The non-cash compensation charge is being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges will be based on the fair value of the profits interests which will be "marked to market" at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests will be recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance related profits interests will be adjusted prospectively as a change in estimate.

Note 8. Capital Stock

     Dividends

     The Company's current policy is to declare quarterly dividends to stockholders in February, April, July and October. Payment of dividends is limited by the terms of certain agreements which the Company and its subsidiaries are party to. The Company's revolving credit facility permits it to pay quarterly dividends in amounts up to its quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. However, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors.

     On July 18, 2006 the Company's Board of Directors declared a cash dividend for the second quarter of 2006 of $0.50 per share which was paid on August 3, 2006 to all shareholders of record as of July 28, 2006. The aggregate amount of this cash dividend was $17,950,000.

     On October 18, 2006 the Company's Board of Directors declared a cash dividend for the third quarter of 2006 of $0.51 per share, based on 35,900,000 shares of common stock outstanding, payable on November 2, 2006 to all shareholders of record as of October 30, 2006. The aggregate amount of the cash dividend paid to the Company's shareholders on November 2, 2006 was $18,309,000.

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

     An aggregate of 2.6 million shares of the Company's common stock has been authorized for issuance under the plan. As of December 31, 2005, no grants had been made under the plan. On March 17, 2006, the Company granted options to purchase 56,666 shares of the Company's common stock to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. All options expire ten years from the date of grant. As of September 30, 2006, no other grants have been made under the plan.

     For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%, dividend yield of 14%, expected stock price volatility factor of 0.33.

     On March 17, 2006, the Company also granted a Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 62,964 shares of the Company's common stock. This award entitles the participant to receive a Dividend Equivalent payment each time the Company pays a dividend to the Company's stockholders. The amount of the Dividend Equivalent payment is equal to the number of Dividend Equivalent Rights multiplied by the amount of the per share dividend paid by the Company on its stock on the date the dividend is paid. In the three-month period ended September 30, 2006, the Company has recorded $31,482 as compensation expense for the Dividend Equivalent payments relating to the dividend paid to shareholders on August 3, 2006.

Note 10. Subsequent Events

     Vessel Newbuilding Contract

     On November 6, 2006, the Company, through its subsidiaries, entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two `Future-56' class Supramax vessels. These 56,000 deadweight ton vessels are expected to be delivered in January and February of 2010, respectively. The contract price for each vessel is
3.655 billion Japanese Yen or approximately $33.5 million after giving effect to currency hedges. The Company has placed deposits of 1.462 billion Japanese Yen or $12.4 million for each of the vessels, which were funded through borrowings from its credit facility, and will pay an additional 10% of the contract price in November 2009, and the remainder upon delivery. The Company has hedged its Japanese Yen exposures into U.S. Dollars in order to effectively eliminate currency risk.

     Credit Facility

     On November 6, 2006, the Company amended its existing revolving credit facility from its sole lender, Royal Bank of Scotland plc to increase the borrowing capacity from $450 million to $500 million. The structure of the financing will enable the Company to capitalize pre-delivery payments under the vessel newbuilding contracts described above and costs associated with supervision and financing the new vessels.

     There are no principal repayment obligations under the amended facility until July 2012. Over the remaining four years until maturity in 2016, the facility will reduce in semi-annual amounts of $28,750,000 with a final reduction of $270,000,000 occurring simultaneously with the last semi-annual reduction. All other terms and conditions of the amended facility remain the same as the existing facility.

     Non-cash Compensation

     On November 9, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated (the "Fifth LLC Agreement"). Pursuant to the Fifth LLC Agreement, the unvested portion of the performance-related profits interests that previously vested ratably based on Kelso affiliates achieving a multiple (ranging from two to four times) on their original investment in the Company will now vest ratably based on Kelso affiliates achieving a multiple (ranging from two to 3.25 times) on their original investment in the Company. In addition, a first priority payment was added so that certain members of Eagle Ventures receive a first priority distribution from Eagle Ventures, prior to other distributions to members of Eagle Ventures, in an aggregate amount of approximately $100,000, in order to adjust for the interest payments received by Eagle Ventures on loans made by Eagle Ventures to the Company prior to its initial public offering. Furthermore, all of the service-related profits interests that are subject to a three-year vesting schedule are now considered fully vested for purposes of determining participation in distributions from Eagle Ventures but these service-related profits interests will remain forfeitable, if applicable, by the management members (in accordance with the existing three-year vesting schedule) upon their termination of employment with Eagle Ventures LLC or its subsidiaries (including the Company). Finally, a second priority payment was added so that management members receive a second priority distribution from Eagle Ventures, prior to other distributions to members of Eagle Ventures (other than the first priority payment described above), in an aggregate amount of approximately $740,000 in respect of such newly vested service-related profits interests. Accordingly, the Company anticipates recording an additional charge in the fourth quarter of approximately $840,000 as a result of the amendment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following is a discussion of the Company's financial condition and results of operation for the three-month and nine-month periods ended September 30, 2006. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

     We are Eagle Bulk Shipping Inc., a Marshall Islands corporation headquartered in New York City. We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 deadweight tons, or dwt, and transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of September 30, 2006, we owned and operated a modern fleet of 16 Handymax dry bulk vessels that we have purchased from unrelated third parties. In November 2006, we further expanded our fleet by placing orders for two newbuilding vessels of 56,000 dwt capacity which are to be delivered into our fleet in the first quarter of 2010.

     We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type - Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. Twelve of the 16 vessels in our operating fleet are classed as Supramax dry bulk vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. The 16 vessels in our operating fleet have a combined carrying capacity of 796,759 dwt and an average age of six years as compared to an average age for the world Handymax dry bulk fleet of over 15 years.

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

Our Fleet

The following table presents certain information concerning our fleet as of September 30, 2006.
    ---------------------------------------------------------------------

 Vessel
                         Year Built   Dwt       Time Charter Employment
                                                    Expiration (1)
SUPRAMAX:
 Cardinal (3)                2004    55,408    March 2007 to June 2007
 Condor (2) (4)              2001    50,296    November 2006 to March 2007
 Falcon (2)                  2001    50,296    February 2008 to June 2008
 Harrier (2)                 2001    50,296    March 2007 to June 2007
 Hawk I (2) (5)              2001    50,296    April 2007
 Heron                       2001    52,827    December 2007 to February 2008
 Jaeger                      2004    52,248    April 2007 to June 2007
 Kestrel ((6))               2004    50,326    December 2007 to April 2008
 Merlin (2)                  2001    50,296    October 2007 to December 2007
 Osprey I (2) (7)            2002    50,206    July 2008 to November 2008
 Peregrine (3) (8)           2001    50,913    October 2006 to January 2007

 Tern  (9)                   2003    50,200    December 2007 to April 2008
HANDYMAX:
 Sparrow (3) (10)            2000    48,225    November 2006 to February 2007
 Kite                        1997    47,195    March 2007 to May 2007
 Griffon (11)                1995    46,635    January 2007 to February 2007
 Shikra (12)                 1984    41,096    September 2007 to December 2007

----------------------------------------------------

     (1) The date range provided represents the earliest and latest date on which the charterers may redeliver the vessel to us upon the termination of the charter.

     (2)  These vessels are sister ships.

     (3)  These vessels are similar ships built at the same shipyard.

     (4) Upon completion of the current charter the CONDOR will enter a new time charterat $20,500 per day for 26 to 29 months.

     (5) The charter for the HAWK I has been renewed at $22,000 per day commencing in April 2007 for 24 to 26 months.

     (6) The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.

     (7) The charterer of the OSPREY I has an option to extend the charter period by up to 26 month at a daily time charter rate of $25,000 per day.

     (8) Upon completion of the current charter the PEREGRINE will enter a new time charter at $20,500 per day for 24 to 26 months.

     (9) The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,500 per day..

     (10) Upon completion of the current charter the SPARROW will enter a new time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate

     (11) Upon completion of the current charter the GRIFFON will enter a new time charter at $20,075 per day for 24 to 26 months.

     (12) Upon completion of the current charter in September 2006, the SHIKRA commenced a new time charter at $14,800 per day for 12 to 15 months.

New Acquisitions

     In November 2006, the Company, through its subsidiaries, entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two `Future-56' class Supramax vessels. These 56,000 deadweight ton vessels are expected to be delivered in January and February of 2010, respectively. The contract price for each vessel is 3.655 billion Japanese Yen or approximately $33.5 million after giving effect to currency hedges. The Company has placed deposits of 1.462 billion Japanese Yen or $12.4 million for each of the vessels, which were funded through borrowings from its credit facility, and will pay an additional 10% of the contract price in November 2009, and the remainder upon delivery. The Company has hedged its Japanese Yen exposures into U.S. Dollars in order to effectively eliminate currency risk.

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

Commercial and Strategic Management

     We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company that maintains its principal executive offices in New York City. We currently have a total of eight shore based personnel, including our senior management team and our office staff, either directly or through this subsidiary, provides the following services:

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

     We currently crew our vessels with Ukrainian officers and seamen supplied by V.Ships in its capacity as technical manager. These officers and seamen are employees of our wholly owned vessel owning subsidiaries while aboard our vessels. We currently employ a total of 341 officers and seamen on the 16 vessels in our operating fleet. Our technical manager handles each seaman's training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with international regulations and shipping conventions. Additionally, our seafaring employees perform most commissioning work and assist in supervising work at shipyards and drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. No international collective bargaining agreements to which we are a party are set to expire within two years.

     For the three and nine-month periods ended September 30, 2006, we paid our technical manager a fee of $8,583 per vessel per month, plus actual costs incurred by our vessels.

Competition

     We compete with a large number of international fleets. The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 6,300 drybulk carriers aggregating approximately 360 million dwt, and the ownership of these vessels is divided among approximately 1,400 mainly private independent dry bulk vessel owners with no one shipping group owning or controlling more than 5.0% of the world dry bulk fleet. We primarily compete with other owners of dry bulk vessels in the Handymax class that are mainly privately owned fleets.

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

Results of Operations for the three-month periods ended September 30, 2006 and September 30, 2005 and nine-months ended September 30, 2006 and the period from January 26, 2005 (inception) to September 30, 2005

     Fleet Data

     Fleet utilization was steady for the three-month periods ending September 30, 2006 and September 30, 2005 respectively even as fleet days increased by 57% in the three-month period from a year before due to increase in fleet size.


                                                                                 Period from January 26
                       Three Months ended  Three Months ended  Nine Months ended    (inception) to
                          September 30,       September 30,      September 30,       September 30,
                              2006                2005               2006                2005
                        ----------------    ----------------   ----------------    ----------------
Ownership Days                1,463                932              3,816              1,422
Available Days                1,443                929              3,752              1,408
Operating Days                1,437                926              3,734              1,403
Fleet Utilization              99.6%              99.7%              99.5%              99.6%

     Revenues

     Net revenues, for the three-month period ended September 30, 2006, of $28,358,830 includes billed time charter revenues of $30,671,690 and deductions for brokerage commissions of $1,587,860 and $725,000 in amortization of net prepaid and deferred charter revenue. Net revenues for the three-month period ended September 30, 2006 were 134% greater than net revenues for the three-month period ended September 30, 2005, primarily due to a larger fleet size as reflected by increased operating days. Net revenue, for the same three-month period ended September 30, 2005, was $21,137,615 which included billed time charter revenues of $22,315,461 and deductions for brokerage commissions of $1,054,346 and $123,500 in amortization of net prepaid and deferred charter revenue.

     Net revenues, for the nine-month period ended September 30, 2006, of $76,254,265 includes billed time charter revenues of $82,919,582 and deductions for brokerage commissions of $4,229,817 and $2,435,500 in amortization of net prepaid and deferred charter revenue. Net revenue, for the period from January 26, 2005 (inception) to September 30, 2005, was $31,753,494 which included billed time charter revenues of $33,801,872 and deductions for brokerage commissions of $1,719,878 and $328,500 in amortization of net prepaid and deferred charter revenue. Net revenues for the nine-month period ended September 30, 2006 were greater than net revenues for the period from January 26, 2005 (inception) to September 30, 2005 primarily due to a larger fleet size and to reflect the shorter operating period in 2005 as vessel operations commenced only in April 2005.

     Vessel Expenses

     For the three-month period ended September 30, 2006, total vessel expenses incurred amounted to $6,118,038. These expenses included $5,231,420 in vessel operating costs, $410,353 in technical management fees, $213,636 in delivery and pre-operating costs, including costs for providing initial provisions, stores and spares, for the three newly acquired vessels which went into operation in the quarter, and $262,629 in costs associated with vessel on-board inventory. Total vessel expenses for the corresponding three-month period ended September 30, 2005 were $3,732,726 and this included vessel operating costs of $3,420,859, delivery and pre-operating costs of $275,383, and inventory costs of $36,484. Total vessel expenses for the three-month period ended September 30, 2006 were higher than the same three-month period ended September 30, 2005 primarily due to the increase in fleet size and corresponding increase in vessel ownership days.

     For the nine-month period ended September 30, 2006, total vessel expenses incurred amounted to $15,742,457. These expenses included $14,080,431 in vessel operating costs, $1,079,853 in technical management fees, $213,636 in delivery and pre-operating costs, including costs for providing initial provisions, stores and spares, for the three newly acquired vessels which went into operation in the quarter, and $368,537 in costs associated with vessel on-board inventory. Total vessel expenses for the period from January 26, 2005 (inception) to September 30, 2005 were $6,848,124 and this included vessel operating costs of $4,983,409, delivery and pre-operating costs of $1,462,933, and inventory costs of $401,782. Total vessel expenses for the nine-month period ended September 30, 2006 were higher than the period from January 26, 2005 (inception) to September 30, 2005 due to the increase in fleet size and the increase in vessel ownership days.

     Depreciation and Amortization

     For the three-month period ended September 30, 2006, total depreciation and amortization expense was $5,980,747 of which amount, $5,775,804 relates to depreciation and $204,943 relates to the amortization of deferred drydocking costs. Total depreciation expense for the corresponding three-month period ended September 30, 2005 was $3,858,943. Depreciation expenses increased from the corresponding three-month period ended September 30, 2005 due to the growth in our fleet. Amortization of deferred financing costs for the three-month periods ended September 30, 2006 and 2005 is included in interest expense.

     For the nine-month period ended September 30, 2006, total depreciation and amortization expense was $15,737,990 of which amount, $15,222,940 relates to depreciation and $515,050 relates to the amortization of deferred drydocking costs. Total depreciation expense for the period from January 26, 2005 (inception) to September 30, 2005 was $5,879,515. Depreciation expenses increased from the corresponding period from January 26, 2005 (inception) to September 30, 2005 due to the growth in our fleet. Amortization of deferred financing costs for the nine-month period ended September 30, 2006 and the period from January 26, 2005 (inception) to September 30, 2005 is included in interest expense.

     General and Administrative Expenses

     General and Administrative Expenses for the three-month periods ended September 30, 2006 and 2005 were $1,266,905 and $833,384 respectively. The increase in such expenses was primarily due to increase in recurring administrative costs as our fleet expanded. Our general and administrative expenses include recurring administrative costs and non-recurring formation and advisory costs. Recurring costs include our onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors fees and compensation, and directors and officers insurance. For the three-month periods ended September 30, 2006 and 2005, all of our general and administrative costs were recurring in nature. We expect general and administrative expenses to increase as our fleet expands.

     General and Administrative Expenses for the nine-month period ended September 30, 2006 and period from January 26, 2005 (inception) to September 30, 2005 were $3,366,408 and $2,253,421, respectively. The increase in such expenses was primarily due to increase in recurring administrative costs as our fleet expanded. For the nine-month period ended September 30, 2006, all of our general and administrative costs were recurring in nature. For the corresponding period from January 26, 2005 (inception) to September 30, 2005, recurring administrative costs amounted to $1,443,154 and non-recurring costs amounted to $810,267.

     Financial Advisory Fees

     We did not incur any related party expenses in the three-month or nine-month periods ended September 30, 2006. We did not incur any related party expenses in the corresponding three-month period ended September 30, 2005. For the nine- month period ended September 30, 2005, the Company recorded an expense of $6,175,046 which relates to a financial advisory agreement dated February 1, 2005 with Kelso which was terminated in 2005. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The agreement had also provided for Kelso to be paid fees in connection with other services. In June 2005, the Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The Company recorded an expense of $6,175,046 in the quarter ended June 30, 2005 for fees incurred under such agreement.

     Non-Cash Compensation Expense

     For the three-month periods ended September 30, 2006 and 2005, the Company recorded non-cash compensation charges of $3,076,699 and $3,735,705, respectively. For the nine-month period ended September 30, 2006 and the period from January 26, 2005 (inception) to September 30, 2005 the Company recorded non-cash compensation charges of $5,768,355 and $11,376,552, respectively. The expense for the nine-month period ended September 30, 2006 includes $5,721,322 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company's management by the Company's principal shareholder Eagle Ventures LLC, and a non-cash amount of $47,033 which relates to the fair value of the stock options granted on March 17, 2006 to certain directors of the Company under the 2005 Stock Incentive Plan.

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

     From January 26, 2005 (inception) to June 30, 2006, named executive officers of Eagle Bulk received the following aggregate distributions from Eagle Ventures in respect of their common equity ownership interest in Eagle
Ventures: Sophocles Zoullas ($469,976) and Alan Ginsberg ($2,956).

     On September 12, 2006, the Company's principal shareholder, Eagle Ventures, sold 2,300,000 shares of the Company's common stock in a secondary sale in a private placement. Eagle Ventures distributed the proceeds of this secondary sale to its members in accordance with the Fourth Amended and Restated Limited Liability Company Agreement of Eagle Ventures. Named executive officers of Eagle Bulk received proceeds from this distribution (in respect of vested profits interests) as follows: Sophocles Zoullas ($1,497,107) and Alan Ginsberg ($99,807). Named executive officers of Eagle Bulk received additional proceeds from this distribution (in respect of their common ownership interests in Eagle Ventures) as follows: Sophocles Zoullas ($481,704) and Alan Ginsberg ($3,030).

     In addition, on October 18, 2006 the Company's Board of Directors declared a cash dividend for the third quarter of 2006 of $0.51 per share to all shareholders of record as of October 30, 2006, including Eagle Ventures, which was paid on November 2, 2006. Eagle Ventures distributed the proceeds of this dividend to its members in accordance with the Fourth Amended and Restated Limited Liability Company Agreement of Eagle Ventures. Named executive officers of Eagle Bulk received proceeds from this distribution (in respect of vested profits interests) as follows: Sophocles Zoullas ($334,710) and Alan Ginsberg ($22,314). Named executive officers of Eagle Bulk received additional proceeds from this distribution (in respect of their common ownership interests in Eagle Ventures) as follows: Sophocles Zoullas ($72,638) and Alan Ginsberg ($457).

     On November 9, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated (the "Fifth LLC Agreement") and is included as Exhibit 10.7 to this quarterly report. Pursuant to the Fifth LLC Agreement, the unvested portion of the performance-related profits interests that previously vested ratably based on Kelso affiliates achieving a multiple (ranging from two to four times) on their original investment in the Company will now vest ratably based on Kelso affiliates achieving a multiple (ranging from two to 3.25 times) on their original investment in the Company. In addition, a first priority catch-up payment was added so that certain members of Eagle Ventures receive a first priority distribution from Eagle Ventures, prior to other distributions to members of Eagle Ventures, in an aggregate amount of approximately $100,000, in order to adjust for the interest payments received by Eagle Ventures on loans made by Eagle Ventures to the Company prior to its initial public offering. Furthermore, all of the service-related profits interests that are subject to a three-year vesting schedule are now considered fully vested for purposes of determining participation in distributions from Eagle Ventures but these service-related profits interests will remain forfeitable, if applicable, by the management members (in accordance with the existing three-year vesting schedule) upon their termination of employment with Eagle Ventures LLC or its subsidiaries (including the Company). Finally, a second priority catch-up payment was added so that management members receive a second priority distribution from Eagle Ventures, prior to other distributions to members of Eagle Ventures (other than the first priority catch-up payment described above), in an aggregate amount of approximately $740,000, as a catch-up in respect of such newly vested service-related profits interests. Accordingly, we anticipate recording an additional charge in the fourth quarter of approximately $840,000 as a result of the amendment.

     Interest and Finance Costs

     Interest expense for the three-month period ended September 30, 2006, of $3,180,336 includes loan interest of $2,986,183 incurred on our borrowings from our revolving credit facility, commitment fees of $142,887 incurred on the unused portion of the revolving credit facility, and costs of $51,266 relating to the amortization of financing costs associated with our revolving credit facility.

     Interest expense for the corresponding three-month period ended September 30, 2005, was $1,727,416. These costs included loan interest costs of $1,467,773, commitment fees of $194,900, and amortization charges of $64,743 relating to financing costs associated with the then existing term loan and the revolving credit facility.

     Interest expense for the nine-month period ended September 30, 2006, of $7,364,009 includes loan interest of $6,720,658 incurred on our borrowings from our revolving credit facility, commitment fees of $525,860 incurred on the unused portion of the revolving credit facility, and costs of $117,491 relating to the amortization of financing costs associated with our revolving credit facility.

     Interest expense for the previous period from January 26, 2005 (inception) to September 30, 2005, was $4,961,012. These costs included loan interest costs of $2,821,079, commitment fees of $336,255, $608,222 in interest costs associated with a Note from Eagle Ventures, and amortization charges of $1,195,456 which includes a write-off of $1,130,713 relating to the deferred financing fees associated with the then existing term loan which was entirely repaid upon refinancing with our revolving credit facility in July 2005, and $64,743 relating to amortization of financing costs associated with the revolving credit facility.

     For the three-month period ended September 30, 2006, interest rates applicable on the Company's debt ranged from 4.97% to 6.32%, including the margin. The weighted average effective interest rate was 5.49%. For the nine-month period ended September 30, 2006, interest rates applicable on the Company's debt ranged from 4.97% to 6.32%, including the margin. The weighted average effective interest rate was 5.37%.

     Our interest expense will increase as we increase our debt to finance vessel acquisitions for our fleet growth.

     Interest Rate Swaps

     We have entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges.

     During the quarter ended September 30, 2006, we entered an interest rate swap contract for a notional amount of $84,800,000. This contract matures in September 2009. On this contract, exclusive of applicable margin, the Company will pay 5.24% fixed-rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The Company has two other interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000 which were entered into in 2005. These contracts mature in September 2010. On these contracts, exclusive of applicable margin, the Company pays 4.22% and 4.54% fixed-rate interest, respectively, and receives floating-rate interest amounts based on three-month LIBOR settings.

     We record the fair value of the interest rate swap as an asset or liability in our financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, at September 30, 2006 and December 31, 2005, we recorded an asset of $3,516,513 and $2,647,077, respectively, which is included in Other Assets in the accompanying balance sheet.

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

     Our revolving credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA for the three-month periods ended September 30, 2006 and 2005 and for the nine-month period ended September 30, 2006 and the period from January 26, 2005 (inception) to September 30, 2005 respectively:


                                                                                                           Period from
                                                 Three-Months      Three-Months        Nine-Months          January 26
                                                   ended              ended              ended            (inception) to
                                                September 30,      September 30,       September 30,      September 30,
                                                     2006               2005               2006               2005
                                               ----------------   ----------------   ----------------   ----------------

Net Income/(Loss)                                    $9,100,737         $7,394,289        $29,284,974        $(5,500,468)
Interest Expense                                      3,180,336          1,727,416          7,364,009          4,961,012
Depreciation and Amortization                         5,980,747          3,858,943         15,737,990          5,879,515
Amortization of Prepaid and Deferred Revenue            725,000            123,500          2,435,500            328,500
                                               ----------------   ----------------   ----------------   ----------------
EBITDA                                               18,986,820         13,104,148         54,822,473          5,668,559
Adjustments for Exceptional Items:
Management and Other Fees to Affiliates (1)                --                 --                 --            6,175,046
Non-cash Compensation Expense (2)                     3,076,699          3,735,705          5,768,355         11,376,552
                                               ----------------   ----------------   ----------------   ----------------
Credit Agreement EBITDA                             $22,063,519        $16,839,853        $60,590,828        $23,220,157
                                               ================   ================   ================   ================

     (1)  One-time charge

     (2) Management's participation in profits interests in Eagle Ventures LLC and Options Expense (see Notes to our financial statements)

Effects of Inflation

     We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

     Net cash provided by operating activities during the nine-month period ended September 30, 2006, was $52,123,412 compared to $18,359,470 during the period from inception on January 26, 2005 to September 30, 2005. This increase was primarily due to cash generated from the operation of a fleet of 16 vessels for 3,816 operating days in the period for 2006 compared to 1,422 operating days from 11 vessels during the corresponding period in 2005.

     Net cash used in investing activities during the nine-month period ended September 30, 2006, was $105,112,609 as the Company expanded its fleet to 16 vessels by acquiring three Supramax class vessel, KESTREL I, TERN and JAEGER. Net cash used in investing activities during the corresponding period from inception on January 26, 2005 to September 30, 2005 was $373,554,183 as the Company acquired its initial eleven vessels and placed deposits for two additional vessels.

     Net cash provided by financing activities during the nine-month period ended September 30, 2006, was $51,676,257 which primarily consisted of $33,000,000 in gross proceeds from a private placement of its common stock, borrowings of $74,800,000 from its revolving credit facility, and payments of $53,420,500 in dividends. Net cash provided by financing activities during the corresponding period from inception on January 26, 2005 to September 30, 2005 was $376,369,845 primarily consisting of net proceeds of $186,529,290 from the initial public offering, capital contributions of $40,843,662 and net borrowings of $157,000,000 from its credit facilities.

     As of September 30, 2006, our cash balance was $23,213,588 compared to a cash balance of $24,526,528 at December 31, 2005. In addition, $6,400,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of September 30, 2006 and December 31, 2005. Also recorded in Restricted Cash is an amount of $124,616 which is collateralizing a letter of credit relating to our office lease.

     In July 2006, we amended and increased our $330,000,000 long-term revolving credit facility which we had entered into in July 2005. Our revised facility consists of $450,000,000 of which $235,200,000 was unused as of September 30, 2006. The amended revolving credit agreement also provides us with the ability to borrow up to $15,000,000 for working capital purposes. (See section entitled "Revolving Credit Facility" for a description of the revised facility and subsequent changes to the credit facility).

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

     On July 18, 2006 the Company's Board of Directors declared a cash dividend for the second quarter of 2006 of $0.50 per share, based on 35,900,000 shares of common stock outstanding, which was paid on August 3, 2006 to all shareholders of record as of July 28, 2006. The aggregate amount of this cash dividend was $17,950,000.

     On October 18, 2006 the Company's Board of Directors declared a cash dividend for the third quarter of 2006 of $0.51 per share, based on 35,900,000 shares of common stock outstanding, payable on November 2, 2006 to all shareholders of record as of October 30, 2006. The aggregate amount of the cash dividend paid to the Company's shareholders on November 2, 2006 was $18,309,000.

Revolving Credit Facility

     In July 2006, the Company amended and increased its initial $330,000,000 long-term revolving credit facility which we had entered into in July 2005. (The Company's Financial Statements for the year ended December 31, 2005 on Form 10-K includes a more detailed description of the initial revolving credit facility). During the nine-month period ended September 30, 2006, the Company borrowed a total of $74,800,000 from its initial revolving credit facility which was used to partly fund the acquisition of the KESTREL I, TERN and JAEGER. Following the completion of these acquisitions the Company's borrowings under the revolving credit facility stood at $214,800,000.

     Subsequent to the acquisition of the three vessels, in July 2006, the initial revolving credit facility was amended and increased to $450,000,000 with a new term of ten years. The entire $450,000,000 facility will be available for a period of six years from July 30, 2006, compared to four years remaining in the commitment period of the Company's initial facility. There are no principal repayment obligations during this initial six-year period. Over the remaining four years until maturity in July 2016, the facility will reduce in semi-annual amounts of $25,000,000 with a final reduction of $250,000,000 occurring simultaneously with the last semi-annual reduction. We paid an arrangement fee of $900,000 to our lender in connection with the amended credit facility.

     As a result of the amendment to the facility, at September 30, 2006, the Company had increased its remaining undrawn capacity to $235,200,000 which is available to fund future acquisitions of dry bulk vessels.

     We are permitted to borrow up to $15,000,000 (increased from $10,000,000 under its existing facility) at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time our ability to borrow amounts for working capital purposes is subject to review and reapproval on an annual basis.

     The amended facility will bear interest at the rate of 0.75% to 0.85% over LIBOR (decreased from 0.95% over LIBOR under its initial facility), depending upon the amount of debt drawn as a percentage of the value of the Company's vessels. The Company will pay a commitment fee of 0.25% per annum (decreased from 0.40% under its initial facility) on the undrawn amount of the amended facility.

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

     On November 6, 2006, the Company amended its existing revolving credit facility from its sole lender, Royal Bank of Scotland plc to increase the borrowing capacity from $450 million to $500 million. The structure of the financing will enable us to capitalize pre-delivery payments under our vessel newbuilding contracts and costs associated with supervision and financing the new vessels.

     There are no principal repayment obligations under the amended facility until July 2012. Over the remaining four years until maturity in 2016, the facility will reduce in semi-annual amounts of $28,750,000 with a final reduction of $270,000,000 occurring simultaneously with the last semi-annual reduction. All other terms and conditions of the amended facility remain the same as the existing facility. We paid an arrangement fee of $250,000 to our lender in connection with the amended credit facility.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2006:


                                            Within          One to      Three to        More than      Total
                                          One Year     Three Years    Five Years       Five years
                                          -------      ----------     ----------       ----------   --------
                                                           (in thousands of U.S. dollars)

Bank Loans                                  --             --             --          214,800        214,800
Interest and borrowing fees ((1))         12,394         24,823         24,789         46,487        108,493
Office lease                                 250            501            376           --            1,127

                                         -------------------------------------------------------------------
Total                                    $12,645        $25,324        $25,164       $261,287       $324,420
                                         ===================================================================

     (1) The Company is a party to floating-to-fixed interest rate swaps covering notional amounts of $100,000,000, $30,000,000, and $84,800,000 at September 30, 2006 that effectively convert the Company's interest rate exposure from a floating rate based on LIBOR to a fixed rate of 4.22%, 4.54% and 5.24% respectively, plus applicable margin.

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

     During the three-month period ended September 30, 2006, we drydocked two vessels. In the nine-month period ended September 30, 2006, we have spent $2,269,422 on vessel drydockings and this amount is amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the remainder of 2006 and calendar 2007 along with the anticipated off-hire days:

--------------------------------------------------------------------------------


   Quarter Ending                         Off-hire Days(1)    Projected Costs(2)
   --------------                         ----------------    ------------------
   December 31, 2006.....................       --                    --
   March 31, 2007........................        30             $0.70 million
   June 30, 2007.........................        15             $0.35 million
   September 30, 2007....................        30             $0.70 million
   December 31, 2007.....................        30             $0.70 million

--------------------------------------------------------------------------------

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

     The following table represents certain information about the Company's revenue earning charters:

--------------------------------------------------------------------------------

                                                                          Daily Time Charter
Vessel               Delivered to Charterer    Time Charter Expiration (1)     Hire Rate
-----                ----------------------    --------------------------      ---------
Cardinal             April 19, 2005            March 2007 to June 2007          $26,500
Condor  (2)          April 30, 2005            November 2006 to March 2007      $24,000
Falcon               April 22, 2005            February 2008 to June 2008       $20,950
Griffon  (3)         February 17, 2006         January 2007 to February 2007    $13,550
Harrier              April 21, 2005            March 2007 to June 2007          $23,750
Hawk I  (4)          April 28, 2005            April 2007                       $23,750
Heron                December 11, 2005         December 2007 to February 2008   $24,000
Jaeger               July 7, 2006              April 2007 to June 2007          $18,550
Kestrel I (5)        July 1, 2006              December 2007 to April 2008      $18,750
Kite                 April 17, 2006            March 2007 to May 2007           $14,750
Merlin               October 26, 2005          October 2007 to December 2007    $24,000
Osprey I   (6)       September 1, 2005         May 2008 to September 2008       $21,000
Peregrine  (7)       July 1, 2005              October 2006 to January 2007     $24,000
Shikra  (8)          September 10, 2006        September 2007 to December 2007  $14,800
Sparrow  (9)         July 20, 2005             November 2006 to Feb 2007        $22,500
Tern  (10)           July 3, 2006              December 2007 to April 2008      $19,000

--------------------------------------------------------------------------------

(1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(2) Upon completion of the current charter the CONDOR will enter a new time charter at $20,500 per day for 26 to 29 months.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(3) Upon completion of the current charter the GRIFFON will enter a new time charter at $20,075 per day for 24 to 26 months.

(4) The charter for the HAWK I has been renewed at $22,000 per day commencing in April 2007 for 24 to 26 months.

(5) The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.

(6) The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a daily time charter rate of $25,000.

(7) Upon conclusion of the current charter, the PEREGRINE commences a new time charter at $20,500 per day for 24 to 26 months.

(8) Upon conclusion of the current charter in September 2006 the SHIKRA commenced a new time charter at $14,800 per day for 12 to 15 months.

(9) Upon completion of the current charter the SPARROW will enter a new time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of upto the first $3,000 per day over the base rate

(10) The charterer of the TERN has an option to extend the charter period by
     11 to 13 months at a daily time charter rate of $20,500 per day.
--------------------------------------------------------------------------------

Off-balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     There have been no material changes from the "Interest Rate Risk" previously disclosed in our Form 10-K for the year ended December 31, 2005.

Currency and Exchange Rates

     The shipping industry's functional currency is the U.S. dollar. The Company generates all of its revenues in U.S. dollars. The majority of the Company's operating expenses and the entirety of its management expenses are in U.S. dollars. The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its revenues and expenses.

     Subsequent to September 30, 2006, the Company has entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of two new-build vessels which are expected to be delivered to the Company in January 2010 and February 2010. The Company has swapped a total of 7,310,000,000 in yen currency exposure into equivalent US $67,108,583.

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

     The offering incurred costs of $1,770,811 in fees and expenses and the balance of the proceeds was used to fund a portion of the acquisition of three vessels, KESTREL I, TERN and JAEGER.

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

     On September 12, 2006 the Company's principal shareholder, Eagle Ventures LLC, sold 2,300,000 shares from its holdings of the Company's common stock in a private placement. The Company did not receive any proceeds from this secondary sale. The sale incurred costs of $198,200.

     On November 9, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated (the "Fifth LLC Agreement") and is included as Exhibit 10.7 to this quarterly report. Pursuant to the Fifth LLC Agreement, the unvested portion of the performance-related profits interests that previously vested ratably based on Kelso affiliates achieving a multiple (ranging from two to four times) on their original investment in the Company will now vest ratably based on Kelso affiliates achieving a multiple (ranging from two to 3.25 times) on their original investment in the Company. In addition, a first priority catch-up payment was added so that certain members of Eagle Ventures receive a first priority distribution from Eagle Ventures, prior to other distributions to members of Eagle Ventures, in an aggregate amount of approximately $100,000, in order to adjust for the interest payments received by Eagle Ventures on loans made by Eagle Ventures to the Company prior to its initial public offering. Furthermore, all of the service-related profits interests that are subject to a three-year vesting schedule are now considered fully vested for purposes of determining participation in distributions from Eagle Ventures but these service-related profits interests will remain forfeitable, if applicable, by the management members (in accordance with the existing three-year vesting schedule) upon their termination of employment with Eagle Ventures LLC or its subsidiaries (including the Company). Finally, a second priority catch-up payment was added so that management members receive a second priority distribution from Eagle Ventures, prior to other distributions to members of Eagle Ventures (other than the first priority catch-up payment described above), in an aggregate amount of approximately $740,000, as a catch-up in respect of such newly vested service-related profits interests.


Item 6 - Exhibits

                                 EXHIBIT INDEX

     3.1  Amended and Restated Articles of Incorporation of the Company*

     3.2  Amended and Restated Bylaws of the Company*

     4.1  Form of Share Certificate of the Company*

     10.1 Form of Registration Rights Agreement*

     10.2 Form of Management Agreement*

     10.3 Form of Amended and Restated Credit Agreement**

     10.3.1 Form of Second Amended and Restated Credit Agreement

     10.4 Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan*

     10.5 Employment Agreement for Mr. Sophocles N. Zoullas*

     10.6 Form of Fourth Amended and Restated Limited Liability Company Agreement of Eagle Ventures LLC***

     10.7 Form of Fifth Amended and Restated Limited Liability Company Agreement of Eagle Ventures LLC

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

EAGLE BULK SHIPPING INC.

----------------------------------------
(REGISTRANT)
Date:    November 9, 2006
By:    /s/ Sophocles N. Zoullas

----------------------------------------
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer

Date:    November 9, 2006
By:    /s/ Alan S. Ginsberg

----------------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Treasurer

Exhibit 31.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, Sophocles Zoullas, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Eagle Bulk Shipping
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2006

------------------------------
/s/ Sophocles Zoullas
Sophocles Zoullas
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Alan Ginsberg, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Eagle Bulk Shipping
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2006

------------------------------
/s/ Alan Ginsberg
Alan Ginsberg
Chief Financial Officer

Exhibit 32.1

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the quarterly report of Eagle Bulk Shipping Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission (the "SEC") on or about the date hereof (the "Report"), I, Sophocles Zoullas, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

Date: November 13, 2006

----------------------------
/s/ Sophocles Zoullas
Sophocles Zoullas
Chief Executive Officer

Exhibit 32.2

PRINCIPAL FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the quarterly report of Eagle Bulk Shipping Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission (the "SEC") on or about the date hereof (the "Report"), I, Alan Ginsberg, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

Date: November 13, 2006

-----------------------------
/s/ Alan Ginsberg
Alan Ginsberg
Chief Financial Officer