Form 10-K
period 2006-12-31
Eagle Bulk Shipping Inc.
filed 2007-02-28
CIK 1322439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 000–51366

EAGLE BULK SHIPPING INC.

(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98–0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Registrant’s Address:
477 Madison Avenue
New York, New York 10022

Registrant’s telephone number, including area code: (212) 785–2500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share, The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second quarter, was $511,575,000, based on the closing price of $14.25 per share on the NASDAQ Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are ‘‘affiliates’’ of the registrant for purposes of the federal securities laws.)

As of February 27, 2007, 35,900,001 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant within 120 days of December 31, 2006 in connection with its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

Eagle Bulk Shipping Inc. (the ‘‘Company’’, ‘‘we’’, ‘‘us’’, or ‘‘our’’), incorporated under the laws of the Republic of the Marshall Islands and headquartered in New York City, is engaged primarily in the ocean transportation of a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2006, we owned and operated a modern fleet of 16 oceangoing vessels with a combined carrying capacity of 796,663 deadweight tons and an average age of 6 years. We have also contracted for the construction of two Supramax vessels which are expected to be delivered to us in early 2010.

We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Twelve of the 16 vessels in our operating fleet are classed as Supramax dry bulk vessels, a class of Handymax dry bulk vessels, which range in size from 50,000 dwt to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to charterers.

A glossary of shipping terms (the ‘‘Glossary’’) that should be used as a reference when reading this Annual Report on Form 10-K begins on page 19. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding the outlook for dry cargo markets, and the Company’s prospects. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for major and minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; the ability to attract and retain customers. This Form 10-K also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this Annual Report. The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

Corporate Structure

Eagle Bulk Shipping Inc. is a holding company incorporated under the laws of the Republic of the Marshall Islands in 2005. Following our incorporation, we merged with Eagle Holdings LLC, a Marshall Islands limited liability company formed on January 26, 2005, and became a wholly-owned subsidiary of Eagle Ventures LLC, or Eagle Ventures, a Marshall Islands limited liability company. Eagle Ventures is owned by Kelso Investment Associates VII, L.P. and KEP VI, LLC, both affiliates of Kelso & Company, L.P., or Kelso, members of our management, a director, and outside investors. Eagle Ventures currently owns approximately 0.4% of our outstanding common stock.

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

Management of Our Fleet

Our New York City based management team, with an average of 20 years of experience in the shipping industry primarily focused on the Handymax and Handysize dry bulk sectors, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is provided by an unaffiliated third party, V.Ships, which we believe is the world’s largest provider of independent ship management and related services, and which we refer to as our technical manager. The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Our Competitive Strengths

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

•	A fleet of 16 Handymax dry bulk vessels. We are the largest U.S. based owner of Handymax dry bulk vessels. We view Handymax vessels as a highly attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

–	reduced volatility in charter rates;

–	increased operating flexibility;

–	ability to access more ports;

–	ability to carry a more diverse range of cargoes; and

–	broader customer base.

•	A modern, high quality fleet. The 16 Handymax vessels in our operating fleet at December 31, 2006 had an average age of only approximately 6 years as of that time, compared to an average age for the world Handymax dry bulk fleet of over 15 years. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., which built 8 of our vessels, and Oshima Shipbuilding Co., Ltd., which built 3 of our vessels.

•	A fleet of sister and similar ships. Our fleet includes 8 identical sister ships built at the Mitsui shipyard based upon the same design specifications and 3 similar ships built at the Oshima shipyard that use many of the same parts and equipment. Operating sister and similar ships provides us with operational and scheduling flexibility, efficiencies in employee training and lower inventory and maintenance expenses. We believe that this should allow us both to increase revenue and lower operating costs.

•	A medium-to long-term fixed-rate time charter program. We have entered into time charters for all of our vessels. Our charters range in length from one to three years and provide for fixed semi-monthly payments in advance. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters.

•	A strong balance sheet with a low level of indebtedness. We used substantially all of the net proceeds of our initial public offering, which we completed on June 28, 2005, to repay the majority of our outstanding indebtedness at that time. We also used a substantial portion of the net proceeds of our follow-on public offering, which we completed on October 28, 2005, to repay part of our outstanding indebtedness at that time. Since then, we have used a combination of debt, increasing the size of our credit facility in July and November 2006, and equity which was issued in a June 2006 offering to fund additional vessel acquisitions. We believe that our relatively low level of outstanding indebtedness strengthens our balance sheet and increases the amount of funds we may draw under our enhanced credit facility in connection with future acquisitions.

Our Business Strategy

Our strategy is to manage and expand our fleet in a manner that enables us to pay attractive dividends to our stockholders. To accomplish this objective, we intend to:

•	Operate a modern, high quality fleet of Handymax dry bulk vessels. We believe that our ability to maintain and increase our customer base will depend largely on the quality of our fleet. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in obtaining employment for our vessels. We will carry out regular inspections and maintenance of our fleet in order to maintain its high quality.

•	Pursue medium-to long-term charters with the flexibility to pursue short-term charters in the future. We have chartered our vessels pursuant to a combination of one-to three-year time charters that provide stable cash flows. Our strategy is to charter our vessels primarily pursuant to one to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Our use of time charters also mitigates in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year and weaker in the second and third quarters. We have entered into time charters for all of our vessels which range in length from one to three years and provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

•	Maintain low cost, highly efficient operations. We believe that we are a cost-efficient and reliable owner and operator of dry bulk vessels due to the young age of our vessels, our groups of sister and similar ships and the strength of our management team. We intend to actively monitor and control vessel operating expenses while maintaining the high quality of our fleet through regular inspection and maintenance programs. We also intend to take advantage of savings that result from the economies of scale that the third party technical manager provides us through access to bulk purchasing of supplies, quality crew members and a global service network of engineers, naval architects and port captains.

•	Expand our fleet through selective acquisitions of dry bulk vessels. We intend to continue to grow our fleet through timely and selective acquisitions of additional vessels in a manner that is accretive to earnings and dividends per share. We expect to focus primarily in the Handymax sector of the dry bulk shipping industry, and in particular on Supramax class vessels. We may also consider acquisitions of other sizes of dry bulk vessels, including Handysize vessels, but do not intend to acquire tankers.

•	Maintain a strong balance sheet with low leverage. We used substantially all of the net proceeds of our initial public offering, which we completed on June 28, 2005, to repay the majority of our outstanding indebtedness at that time. We also used a substantial portion of the net proceeds of our follow-on public offering, which we completed on October 28, 2005, to repay part of our outstanding indebtedness at that time. We increased the size of our credit facility in July and November 2006, and used a combination of debt and equity, which was issued in a June 2006 offering, to fund additional vessel acquisitions. In the future, we expect to draw funds under our credit facility or use the net proceeds from future equity issuances to fund vessel acquisitions. We intend to repay all or a portion of our acquisition related debt from time to time with the net proceeds of equity issuances. While our leverage will vary according to our acquisition strategy and our ability to refinance acquisition related debt through equity offerings on terms acceptable to us, we generally intend to limit the amount of indebtedness that we have outstanding at any time to low levels for our industry. We believe this strategy will provide us with flexibility in pursuing acquisitions that are accretive to earnings and dividends per share.

Our Fleet

The following table presents certain information concerning our fleet as of December 31, 2006.

Vessel	Year Built	Dwt	Current Time Charter Employment Expiration(1)
SUPRAMAX:
Golden Eagle(2)(3)	2010	56,000	Newbuilding Vessel
Imperial Eagle(2)(3)	2010	56,000	Newbuilding Vessel
Cardinal(4)(5)	2004	55,408	March 2007 to June 2007
Condor(3)(6)	2001	50,296	November 2006 to March 2007
Falcon(3)	2001	50,296	February 2008 to June 2008
Harrier(3)(7)	2001	50,296	June 2007
Hawk I(3)(8)	2001	50,296	April 2007
Heron	2001	52,827	December 2007 to February 2008
Jaeger(9)	2004	52,248	April 2007 to June 2007
Kestrel I(3)(10)	2004	50,326	December 2007 to April 2008
Merlin(3)	2001	50,296	October 2007 to December 2007
Osprey I(3)(11)	2002	50,206	July 2008 to November 2008
Peregrine(4)(12)	2001	50,913	December 2008 to February 2009
Tern(3)(13)	2003	50,200	December 2007 to April 2008
HANDYMAX:
Sparrow(4)(14)	2000	48,225	January 2007
Kite(15)	1997	47,195	March 2007 to June 2007
Griffon(16)	1995	46,635	January 2007 to February 2007
Shikra(17)	1984	41,096	September 2007 to December 2007

(1)	The date range provided represents the earliest and latest date on which the charterers may redeliver the vessel to us upon the termination of the current charter.

(2)	Newbuilding vessels to be delivered in 2010.

(3)	These vessels are sister ships.

(4)	These vessels are similar ships built at the same shipyard.

(5)	Upon completion of the current charter the CARDINAL will enter a new time charter at $28,000 per day for 11 to 13 months.

(6)	Upon completion of the current charter the CONDOR will enter a new time charter at $20,500 per day for 26 to 29 months. The charterer has an option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day

(7)	The charter for the HARRIER has been renewed at $24,000 per day commencing in June 2007 for 24 to 27 months.

(8)	The charter for the HAWK I has been renewed at $22,000 per day commencing in April 2007 for 24 to 26 months.

(9)	Upon completion of the current charter, the JAEGER commences a new time charter with a rate of $27,500 per day for 12 to14 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $22,500 per day.

(10)	The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a time charter rate of $20,000 per day.

(11)	The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a time charter rate of $25,000 per day.

(12)	Upon conclusion of the initial charter in December 2006, the PEREGRINE commenced a new time charter at $20,500 per day for 24 to 26 months.

(13)	The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.

(14)	Upon completion of the current charter in January 2007, the SPARROW commenced a new time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate.

(15)	Upon conclusion of the current charter, the KITE commences a new time charter at $21,000 per day for 26 to 29 months.

(16)	Upon completion of the current charter the GRIFFON will enter a new time charter at $20,075 per day for 24 to 26 months.

(17)	The SHIKRA was sold on February 27, 2007

All of our vessels are flagged in the Marshall Islands. We own each of our vessels through a separate wholly owned Marshall Islands subsidiary.

Newbuilding Acquisitions

In November 2006, the Company, through its subsidiaries, entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two ‘Future-56’ class Supramax vessels. These 56,000 deadweight ton vessels are expected to be delivered in January and February of 2010, respectively.

Nature of Business

Our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium- to long-term time charters. We have entered into time charters for all of our vessels ranging in length from one to three years. We will regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

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

Our Customers

Our customers currently include international companies such as Norden A/S, Korea Line, Ltd., Western Bulk ASA, Daeyang Shipping Ltd., Armada Bulk Shipping Ltd., MUR Shipping Contracting (Metall und Rohstoff), Strategic Bulk Carriers, Fairfield Bulk Carriers, Clipper Bulk, and Pacific Basin, BHP and Cosco. Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential charterers based on our management’s experience in the shipping industry combined with the additional input of two independent credit risk consultants. In 2006, four customers individually accounted for more than 10% of our time charter revenue. During the period from our inception to December 31, 2005, four customers individually accounted for more than 10% of our time charter revenue.

Operations

There are two central aspects to the operation of our fleet:

•	Commercial Operations, which involves chartering and operating a vessel; and

•	Technical Operations, which involves maintaining, crewing and insuring a vessel.

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company that was formed in January 2005 and maintains its principle executive offices in New York City. Our office staff, either directly or through this subsidiary, provides the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition; and

•	financial, accounting and information technology services.

We currently have a total of ten shore-based personnel, including our senior management team.

Commercial and Strategic Management

We perform all of the commercial and strategic management of our fleet, including:

•	Obtaining employment for our vessels and maintaining our relationships with our charterers. We believe that because our management team has an average of 20 years experience in operating Handymax and Handysize dry bulk vessels, we have access to a broad range of charterers and can employ the fleet efficiently in any market and achieve high utilization rates.

We have entered into time charters for all of our vessels, in accordance with our strategy. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve higher utilization rates than if our vessels were employed on the shorter term voyage charters or on the spot market.

We regularly monitor the dry bulk shipping market and, based on market conditions, when a time charter ends, we may consider taking advantage of short-term charter rates. In such cases we will arrange voyage charters for those vessels that we will operate in the spot market. Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. All operating costs are borne by the owner of the vessel. A single voyage charter is often referred to as a ‘‘spot market’’ charter, which generally lasts from two to ten weeks. Operating vessels in the spot market may afford greater speculative opportunity to capitalize on fluctuations in the spot market; when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control. If the markets are especially weak for protracted periods, there is a risk that vessels in the spot market may spend time idle waiting for business, or may have to be ‘‘laid up’’.

•	Identifying, purchasing, and selling vessels. We believe that our commercial management team has longstanding relationships in the dry bulk industry, which provides us access to an extensive network of ship brokers and vessel owners that we believe will provide us with an advantage in future transactions.

•	Obtaining insurance coverage for our vessels. We have well-established relationships with reputable marine underwriters in all the major insurance markets around the world that helps insure our fleet with insurance at competitive rates. Additionally, our protection and indemnity insurance is directly placed with the underwriter, thereby eliminating broker expenses.

•	Supervising V.Ships, our third party technical manager. We regularly monitor the expenditures, crewing, and maintenance of our vessels by our technical manager. Our management team has direct experience with vessel operations, repairs, drydockings and construction.

Technical Management

The technical management of our fleet is provided by our technical manager, V.Ships, an unaffiliated third party, that we believe is the world’s largest provider of independent ship management and related services. We review the performance of V.Ships on an annual basis and may add or change technical managers.

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

We currently crew our vessels with Ukrainian officers and seamen supplied by V.Ships in its capacity as technical manager. As of December 31, 2006, we employed a total of 339 officers and seamen on the 16 vessels in our operating fleet. Our technical manager handles each seaman’s training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with international regulations and shipping conventions. Additionally, our seafaring employees perform most commissioning work and assist in supervising work at shipyards and drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. No international collective bargaining agreements to which we are a party are set to expire within two years.

We pay our technical manager a monthly fee per vessel plus actual costs incurred by our vessels. These monthly fees amounted to $8,583 per vessel in 2006 and $8,333 per vessel in 2005.

Permits and Authorizations

We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our vessels. The kinds of permits, licenses and certificates required depend upon several factors, including the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew and the age of a vessel. We expect to be able to obtain all permits, licenses and certificates currently required to permit our vessels to operate. Additional laws and regulations, environmental or otherwise, may be adopted which could limit our ability to do business or increase the cost of us doing business.

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

Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations applicable to us as of the date of this annual report.

International Maritime Organization

The International Maritime Organization, or IMO, has negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters. The IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships to address air pollution from ships which became effective in May 2005. Annex VI set limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibit deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. Our vessels are in compliance with Annex VI.

The operation of our vessels is also affected by the requirements set forth in the IMO’s Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive ‘‘Safety Management System’’ that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this annual report, all of the vessels in our operating fleet is ISM Code-certified.

The United States Oil Pollution Act of 1990

The United States Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its two hundred nautical mile exclusive economic zone.

Under OPA, vessel owners, operators and bareboat charterers are ‘‘responsible parties’’ and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•	natural resources damage and the costs of assessment thereof;

•	real and personal property damage;

•	net loss of taxes, royalties, rents, fees and other lost revenues;

•	lost profits or impairment of earning capacity due to property or natural resources damage; and

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA limits the liability of responsible parties to the greater of $600 per gross ton or $0.5 million per dry bulk vessel that is over 300 gross tons (subject to possible adjustment for inflation). These limits of liability do not apply if an incident was directly caused by violation of applicable United States federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

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

The United States Coast Guard’s regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. In the event that such insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations, which had typically provided certificates of financial responsibility under pre-OPA laws, including the major protection and indemnity organizations, have declined to furnish evidence of insurance for vessel owners and operators if they are subject to direct actions or required to waive insurance policy defenses.

The United States Coast Guard’s financial responsibility regulations may also be satisfied by evidence of surety bond, guaranty or by self-insurance. Under the self-insurance provisions, the ship owner or operator must have a net worth and working capital, measured in assets located in the United States against liabilities located anywhere in the world, that exceeds the applicable amount of financial responsibility. We have complied with the United States Coast Guard regulations by providing a certificate of responsibility from third party entities that are acceptable to the United States Coast Guard evidencing sufficient self-insurance.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states, that have enacted such legislation have not yet issued implementing regulations defining vessels owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.

Other Environmental Initiatives

The European Union is considering legislation that will affect the operation of vessels and the liability of owners for oil pollution. It is difficult to predict what legislation, if any, may be promulgated by the European Union or any other country or authority.

Although the United States is not a party thereto, many countries have ratified and follow the liability scheme adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, or the CLC, and the Convention for the Establishment of an International Fund for Oil Pollution of 1971, as amended. Under these conventions, a vessel’s registered owner is strictly liable for pollution damage caused on the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Many of the countries that have ratified the CLC have increased the liability limits through a 1992 Protocol to the CLC. The liability limits in the countries that have ratified this Protocol are currently approximately $4.0 million plus approximately $566.0 per gross registered ton above 5,000 gross tons with an approximate maximum of $80.5 million per vessel, with the exact amount tied to a unit of account which varies according to a basket of currencies. The right to limit liability is forfeited under the CLC where the spill is caused by the owner’s actual fault or privity and, under the 1992 Protocol, where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to contracting states must provide evidence of insurance covering the limited liability of the owner. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to the CLC.

Vessel	Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002, or the MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the United States Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter came into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code or ISPS Code. Among the various requirements are:

•	on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications;

•	on-board installation of ship security alert systems;

•	the development of vessel security plans; and

•	compliance with flag state security certification requirements.

The United States Coast Guard regulations, intended to align with international maritime security standards, exempt non-United States vessels from MTSA vessel security measures provided such vessels have on board a valid International Ship Security Certificate, or ISSC, that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Inspection by Classification Societies

Every seagoing vessel must be ‘‘classed’’ by a classification society. The classification society certifies that the vessel is ‘‘in class,’’ signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

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

For maintenance of the class, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

•	Annual Surveys. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant and where applicable for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

•	Intermediate Surveys. Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out on the occasion of the second or third annual survey.

•	Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five year cycle. At an owner’s application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

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

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a ‘‘recommendation’’ which must be rectified by the ship owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as ‘‘in class’’ by a classification society which is a member of the International Association of Classification Societies, or IACS. All our vessels that we have purchased and may agree to purchase in the future must be certified as being ‘‘in class’’ prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, we have no obligation to take delivery of the vessel. We have all of our vessels, and intend to have all vessels that we acquire in the future, classed by IACS members.

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

We maintain hull and machinery insurance, war risks insurance, protection and indemnity cover, and freight, demurrage and defense cover for our operating fleet in amounts that we believe to be prudent to cover normal risks in our operations. We may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life. Furthermore, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

Hull & Machinery and War Risks Insurance

We maintain marine hull and machinery and war risks insurances, which cover the risk of actual or constructive total loss, for all of our vessels. Our vessels are each covered up to at least their fair market value with deductibles of $75,000-$100,000 per vessel per incident.

Protection & Indemnity Insurance

Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses resulting from the injury or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal. Protection and indemnity insurance is a form of mutual indemnity insurance, extended by protection and indemnity mutual associations, or ‘‘clubs.’’ Subject to the ‘‘capping’’ discussed below, our coverage, except for pollution, is unlimited.

Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident. The fourteen P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. As a member of a P&I Association, which is a member of the International Group, we are subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Competition

We compete with a large number of international fleets. The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 6,400 drybulk carriers aggregating approximately 367 million dwt, and the ownership of these vessels is divided among approximately 1,400 mainly private independent dry bulk vessel owners with no one shipping group owning or controlling more than 5.0% of the world dry bulk fleet. We primarily compete with other owners of dry bulk vessels in the Handymax class that are mainly privately owned fleets.

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

The Company’s results of operations and cash flow may be significantly affected by future charter markets.

Exchange Controls

Under Marshall Islands law, there are currently no restrictions on the export or import of capital, including foreign exchange controls or restrictions that affect the remittance of dividends, interest or other payments to non-resident holders of our common stock.

United States Tax Considerations

The following is a discussion of certain United States federal income tax considerations relevant to owning our common stock by a United States Holder, as defined below. This discussion does not purport to deal with the tax consequences of owning the Company’s common stock to all categories of investors, some of which (such as financial institutions, regulated investment companies, real estate investment trusts, tax-exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in pass-through entities, dealers in securities or currencies, persons who own 10% or more of our common stock and investors whose functional currency is not the United States dollar) may be subject to special rules. Shareholders are encouraged to consult their own tax advisors concerning the overall tax consequences arising in any particular situation under United States federal, state, local or foreign law of the ownership of our common stock.

United States Federal Income Taxation of Our Company

Taxation of Operating Income

The Company anticipates that it will derive substantially all of its gross income from the use and operation of vessels in international commerce and that this income will principally consist of hire from time and voyage charters for the transportation of cargoes and the performance of services directly related thereto, which is referred to herein as ‘‘shipping income.’’

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

The Company’s vessels operate in various parts of the world, including to or from U.S. ports. We believe that we currently qualify under Section 883 of the U.S. Internal Revenue Code of 1986, as amended (the ‘‘Code’’), for an exemption from U.S. federal income tax on substantially all of our shipping income. This exemption may be lost if 50% or more of our stock is owned, for more than half the number of days during the taxable year, by persons who actually or constructively own 5% or more of our stock and we cannot qualify for an exemption from such rule.

While we believe that we qualify for exemption from tax under Section 883 for 2006, we can give no assurance that changes in the ownership of our stock will permit us to qualify for the Section 883 exemption in the future. If we do not qualify for an exemption pursuant to Section 883 of the Code, we will be subject to U.S. federal income tax imposed on a gross basis at 4% on our U.S. source shipping income. In such a case, our net income and cash flow will be reduced by the amount of such tax.

If the Section 883 exemption were not available to the Company for 2006, the 4% tax so imposed would be approximately $862,000. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur. The Company’s views should not be considered official, and no assurances on the conclusions discussed above can be given.

United States Federal Income Taxation of United States Holders

Passive Foreign Investment Company Status and Significant Tax Consequences

Special United States federal income tax rules apply to a United States Holder (as used herein means a beneficial owner of common stock that is an individual United States citizen or resident, a United States corporation or other United States entity taxable as a corporation, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust) that holds stock in a foreign corporation classified as a ‘‘passive foreign investment company’’ for United States federal income tax purposes. In general, the Company will be treated as a passive foreign investment company with respect to a United States Holder if, for any taxable year in which such holder holds the Company’s common stock, either

•	at least 75% of our gross income for such taxable year consists of passive income (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business), or

•	at least 50% of the average value of our assets during such taxable year produce, or are held for the production of, passive income.

Income earned, or deemed earned, by the Company in connection with the performance of services would not constitute passive income. By contrast, rental income would generally constitute ‘‘passive income’’ unless the Company was treated under specific rules as deriving its rental income in the active conduct of a trade or business.

Based on the Company’s current operations and future projections, we do not believe that the Company has been or is, nor do we expect the Company to become, a passive foreign investment company with respect to any taxable year. Although there is no legal authority directly on point, our belief is based principally on the position that, for purposes of determining whether the Company is a passive foreign investment company, the gross income it derives from its time chartering and voyage chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that the Company owns and operates in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether the Company is a passive foreign investment company. We believe there is substantial legal authority supporting our position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes. In addition, we have obtained an opinion from our counsel, Seward & Kissel LLP, that, based upon the Company’s operations as described herein, its income from time charters and voyage charters should not be treated as passive income for purposes of determining whether it is a passive foreign investment company. However, in the absence of any legal authority specifically relating to the statutory provisions governing passive foreign investment companies, the Internal Revenue Service or a court could disagree with our position. In addition, although the Company intends to conduct its affairs in a manner to avoid being classified as a passive foreign investment company with respect to any taxable year, we cannot assure you that the nature of its operations will not change in the future.

As discussed more fully below, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat the Company as a ‘‘Qualified Electing Fund,’’ which election we refer to as a ‘‘QEF election.’’ As an alternative to making a QEF election, a United States Holder should be able to make a ‘‘mark-to-market’’ election with respect to the Company’s common stock, as discussed below.

Taxation of United States Holders Making a Timely QEF Election

If a United States Holder makes a timely QEF election, which United States Holder we refer to as an ‘‘Electing Holder,’’ the Electing Holder must report for United States federal income tax purposes its pro rata share of the Company’s ordinary earnings and net capital gain, if any, for each taxable year of the Company for which it is a passive foreign investment company that ends with or within the taxable year of the Electing Holder, regardless of whether or not distributions were received from the Company by the Electing Holder. No portion of any such inclusions of ordinary earnings will be treated as ‘‘qualified dividend income.’’ Net capital gain inclusions of United States Non-Corporate Holders would be eligible for preferential capital gains tax rates. The Electing Holder’s adjusted tax basis in the common stock will be increased to reflect taxed but undistributed earnings and profits. Distributions of earnings and profits that had been previously taxed will result in a corresponding reduction in the adjusted tax basis in the common stock and will not be taxed again once distributed. An Electing Holder would not, however, be entitled to a deduction for its pro rata share of any losses that the Company incurs with respect to any year. An Electing Holder would generally recognize capital gain or loss on the sale, exchange or other disposition of the Company’s common stock. A United States Holder would make a timely QEF election for shares of the Company by filing one copy of IRS Form 8621 with his United States federal income tax return for the first year in which he held such shares when the Company was a passive foreign investment company. If the Company were to be treated as a passive foreign investment company for any taxable year, the Company would provide each United States Holder with all necessary information in order to make the QEF election described above.

Taxation of United States Holders Making a ‘‘Mark-to-Market’’ Election

Alternatively, if the Company were to be treated as a passive foreign investment company for any taxable year and, as we anticipate, its stock is treated as ‘‘marketable stock,’’ a United States Holder would be allowed to make a ‘‘mark-to-market’’ election with respect to the Company’s common stock, provided the United States Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury regulations. If that election is made, the United States Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the common stock at the end of the taxable year over such holder’s adjusted tax basis in the common stock. The United States Holder would also be permitted an ordinary loss in respect of the excess, if any, of the United States Holder’s adjusted tax basis in the common stock over its fair market value at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. A United States Holder’s tax basis in his common stock would be adjusted to reflect any such income or loss amount. Gain realized on the sale, exchange or other disposition of the Company’s common stock would be treated as ordinary income, and any loss realized on the sale, exchange or other disposition of the common stock would be treated as ordinary loss to the extent that such loss does not exceed the net mark-to-market gains previously included by the United States Holder. No ordinary income inclusions under this election will be treated as ‘‘qualified dividend income.’’

Taxation of United States Holders Not Making a Timely QEF or Mark-to-Market Election

Finally, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder who does not make either a QEF election or a ‘‘mark-to-market’’ election for that year, whom we refer to as a ‘‘Non-Electing Holder,’’ would be subject to special rules with respect to (1) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on the common stock in a taxable year in excess of 125% of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder’s holding period for the common stock), and (2) any gain realized on the sale, exchange or other disposition of the Company’s common stock. Under these special rules:

•	the excess distribution or gain would be allocated ratably over the Non-Electing Holder’s aggregate holding period for the common stock;

•	the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which the Company was a passive foreign investment company, would be taxed as ordinary income and would not be ‘‘qualified dividend income’’; and

•	the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

These special rules would not apply to a qualified pension, profit sharing or other retirement trust or other tax-exempt organization that did not borrow money or otherwise utilize leverage in connection with its acquisition of the Company’s common stock. If the Company is a passive foreign investment company and a Non-Electing Holder who is an individual dies while owning the Company’s common stock, such holder’s successor generally would not receive a step-up in tax basis with respect to such stock.

GLOSSARY OF SHIPPING TERMS

Following are definitions of shipping terms used in this Form 10-K.

Annual Survey   —   The inspection of a vessel by a classification society, on behalf of a flag state, that takes place every year.

Bareboat Charter   —   Also known as ‘‘demise charter.’’ Contract or hire of a ship under which the shipowner is usually paid a fixed amount of charter hire rate for a certain period of time during which the charterer is responsible for the operating costs and voyage costs of the vessel as well as arranging for crewing.

Bulk Vessels/Carriers   —   Vessels which are specially designed and built to carry large volumes of cargo in bulk cargo form.

Bunkers   —   Heavy fuel oil used to power a vessel’s engines.

Capesize   —   A dry bulk carrier in excess of 100,000 dwt.

Charter   —   The hire of a vessel for a specified period of time or to carry a cargo for a fixed fee from a loading port to a discharging port. The contract for a charter is called a charterparty.

Charterer   —   The individual or company hiring a vessel.

Charter Hire Rate   —   A sum of money paid to the vessel owner by a charterer under a time charterparty for the use of a vessel.

Classification Society   —   An independent organization which certifies that a vessel has been built and maintained in accordance with the rules of such organization and complies with the applicable rules and regulations of the country of such vessel and the international conventions of which that country is a member.

Deadweight Ton —‘‘dwt’’   —   A unit of a vessel’s capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel’s DWT or total deadweight is the total weight the vessel can carry when loaded to a particular load line.

Demise Charter   —   See bareboat charter

Draft   —   Vertical distance between the waterline and the bottom of the vessel’s keel.

Dry Bulk   —   Non-liquid cargoes of commodities shipped in an unpackaged state.

Drydocking   —   The removal of a vessel from the water for inspection and/or repair of submerged parts.

Gross Ton   —   Unit of 100 cubic feet or 2.831 cubic meters used in arriving at the calculation of gross tonnage.

Handymax   —   A dry bulk carrier of approximately 35,000 to 60,000 dwt.

Handysize   —   A dry bulk carrier having a carrying capacity of up to approximately 35,000 dwt.

Hull   —   The shell or body of a vessel.

International Maritime Organization —‘‘IMO’’   —   A United Nations agency that issues international trade standards for shipping.

Intermediate Survey   —   The inspection of a vessel by a classification society surveyor which takes place between two and three years before and after each Special Survey for such vessel pursuant to the rules of international conventions and classification societies.

ISM Code   —   The International Management Code for the Safe Operation of Ships and for Pollution Prevention, as adopted by the IMO.

Metric Ton   —   A unit of measurement equal to 1,000 kilograms.

Newbuilding   —   A newly constructed vessel.

OPA   —   The United States Oil Pollution Act of 1990 (as amended).

Orderbook   —   A reference to currently placed orders for the construction of vessels (e.g., the Panamax orderbook).

Panamax   —   A dry bulk carrier of approximately 60,000 to 100,000 dwt of maximum length, depth and draft capable of passing fully loaded through the Panama Canal.

Protection & Indemnity Insurance   —   Insurance obtained through a mutual association formed by shipowners to provide liability insurance protection from large financial loss to one member through contributions towards that loss by all members.

Scrapping   —   The disposal of old or damaged vessel tonnage by way of sale as scrap metal.

Short-Term Time Charter   —   A time charter which lasts less than approximately 12 months.

Sister Ships   —   Vessels of the same class and specification which were built by the same shipyard.

SOLAS   —   The International Convention for the Safety of Life at Sea 1974, as amended, adopted under the auspices of the IMO.

Special Survey   —   The inspection of a vessel by a classification society surveyor which takes place a minimum of every four years and a maximum of every five years.

Spot Market   —   The market for immediate chartering of a vessel usually for single voyages.

Strict Liability   —   Liability that is imposed without regard to fault.

Supramax   —   A new class of Handymax dry bulk carrier of approximately 50,000 to 60,000 dwt.

Time Charter   —   Contract for hire of a ship. A charter under which the ship-owner is paid charter hire rate on a per day basis for a certain period of time, the shipowner being responsible for providing the crew and paying operating costs while the charterer is responsible for paying the voyage costs. Any delays at port or during the voyages are the responsibility of the charterer, save for certain specific exceptions such as loss of time arising from vessel breakdown and routine maintenance.

Ton   —   A metric ton.

Voyage Charter   —   Contract for hire of a vessel under which a shipowner is paid freight on the basis of moving cargo from a loading port to a discharge port. The shipowner is responsible for paying both operating costs and voyage costs. The charterer is typically responsible for any delay at the loading or discharging ports.

Available Information

The Company makes available free of charge through its internet website, www.eagleships.com its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. You may read and copy any document we file with the SEC at the SEC’s public reference facilities maintained by the Securities and Exchange Commission at 100 Fifth Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. The information on our website is not incorporated by reference into this report.

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

Industry Specific Risk Factors

Charter hire rates for dry bulk vessels may decrease in the future, which may adversely affect our earnings.    The dry bulk shipping industry is cyclical with attendant volatility in charter hire rates and profitability. The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely, and charter hire rates for dry bulk vessels have recently declined from historically high levels. Fluctuations in charter rates result from changes in the supply and demand for vessel capacity and changes in the supply and demand for the major commodities carried by water internationally. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

Factors that influence demand for vessel capacity include:

•	demand for and production of dry bulk products;

•	global and regional economic conditions;

•	distance dry bulk is to be moved by sea; and

•	changes in seaborne and other transportation patterns.

Factors that influence the supply of vessel capacity include:

•	number of newbuilding deliveries;

•	scrapping of older vessels;

•	vessel casualties; and

•	number of vessels that are out of service.

We anticipate that the future demand for our dry bulk vessels will be dependent upon continued economic growth in the world’s economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global dry bulk fleet and the sources and supply of dry bulk cargo to be transported by sea. The capacity of the global dry bulk carrier fleet seems likely to increase and there can be no assurance that economic growth will continue. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

Our ability to recharter our dry bulk vessels upon the expiration or termination of their time charters and the charter rates payable under any renewal or replacement charters will depend upon, among other things, the current state of the dry bulk shipping market. If the dry bulk shipping market is in a period of depression when our vessels’ charters expire, we may be forced to re-charter them at reduced rates or even possibly a rate whereby we incur a loss, which may reduce our earnings or make our earnings volatile.

In addition, because the market value of our vessels may fluctuate significantly, we may incur losses when we sell vessels, which may adversely affect our earnings. If we sell vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our financial statements, the sale may be at less than the vessel’s carrying amount on our financial statements, resulting in a loss and a reduction in earnings.

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

We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.    The operation of our vessels is affected by the requirements set forth in the United Nation’s International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive ‘‘Safety Management System’’ that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. Each of the vessels that has been delivered to us is ISM Code-certified and we expect that each other vessel that we have agreed to purchase will be ISM Code-certified when delivered to us.

Maritime claimants could arrest one or more of our vessels, which could interrupt our cash flow.    Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a claimant may seek to obtain security for its claim by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay large sums of money to have the arrest or attachment lifted. In addition, in some jurisdictions, such as South Africa, under the ‘‘associated ship’’ theory of liability, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien and any ‘‘associated’’ vessel, which is any vessel owned or controlled by the same owner. Claimants could attempt to assert ‘‘associated ship’’ liability against one vessel in our fleet for claims relating to another of our vessels.

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

Company Specific Risk Factors

We are a recently formed company and have a limited operating history.    Our company and our predecessor company, Eagle Holdings LLC, were formed in March 2005 and January 2005, respectively, and we did not own or operate any vessels prior to April 2005. We, therefore, have a limited operating history and limited historical financial data on which to evaluate our operations or our ability to implement and achieve our business strategy.

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

We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, including as a result of the risks described in this Annual Report. Our growth strategy contemplates that we will finance our acquisitions of additional vessels through debt financings or the net proceeds of future equity issuances on terms acceptable to us. If financing is not available to us on acceptable terms, our board of directors may determine to finance or refinance acquisitions with cash from operations, which would reduce or even eliminate the amount of cash available for the payment of dividends.

Under the terms of our credit facility, we will not be permitted to pay dividends if there is a default or a breach of a loan covenant. In addition, we are permitted to pay dividends only in amounts up to our EBITDA (as defined in our credit agreement) less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydockings. Please see the section of this Annual Report entitled ‘‘Credit Facility’’ for more information relating to restrictions on our ability to pay dividends under the terms of our credit facility.

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

We may have difficulty managing our planned growth properly.    The recent formation of our company and our initial public offering and the acquisition and management of the 16 vessels in our operating fleet have imposed, as well as additional dry bulk vessels that we may acquire in the future, will impose, significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing time charters.

We intend to continue to grow our business. Our future growth will primarily depend on:

•	locating and acquiring suitable vessels;

•	identifying and consummating acquisitions;

•	enhancing our customer base;

•	managing our expansion; and

•	obtaining required financing on acceptable terms.

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

We cannot assure you that we will be able to borrow amounts under our credit facility and restrictive covenants in our credit facility may impose financial and other restrictions on us

We entered into a senior secured revolving credit facility in July 2005. We used borrowings under the revolving credit facility to refinance a portion of our outstanding indebtedness at the time of our initial public offering in June 2005 and to fund vessel acquisitions. We have amended and enhanced our credit facility in July 2006 and November 2006 with the most recent amendment enabling us to enter into a vessel newbuilding program. Our ability to borrow future amounts under our credit facility will be subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 75% of the value of the vessels securing our obligations under the credit facility. Our ability to borrow such amounts, in each case, will be subject to our lender’s approval of the vessel acquisition. Our lender’s approval will be based on the lender’s satisfaction of our ability to raise additional capital through equity issuances in amounts acceptable to our lender and the proposed employment of the vessel to be acquired. To the extent that we are not able to satisfy these requirements, including as a result of a decline in the value of our vessels, we may not be able to draw down the credit facility in connection with a vessel acquisition without obtaining a waiver or consent from the lender.

The credit facility also imposes operating and financial restrictions on us. These restrictions may limit our ability to, among other things:

•	pay dividends in amounts exceeding our EBITDA, less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydockings;

•	change our Chief Executive Officer without the approval of our lender;

•	incur additional indebtedness;

•	change the flag, class or management of our vessels;

•	create liens on our assets;

•	sell our vessels;

•	merge or consolidate with, or transfer all or substantially all our assets to, another person;

•	enter into a new line of business; and

•	enter into a time charter or consecutive voyage charters that has a term that exceeds, or which by virtue of any optional extensions may exceed, thirteen months.

In addition, we may not pay dividends if there is a default or a breach of a loan covenant under the credit facility or if the payment of the dividends would result in a default or breach of a loan covenant. Our indebtedness may also be accelerated if we experience a change of control. Therefore, we may need to seek permission from our lender in order to engage in some corporate actions. Our lender’s interests may be different from ours and we cannot guarantee you that we will be able to obtain our lender’s permission when needed. This may limit our ability to pay dividends to you, finance our future operations, make acquisitions or pursue business opportunities.

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

Purchasing and operating secondhand vessels may result in increased operating costs and reduced fleet utilization.    The 16 Handymax dry bulk vessels in our operating fleet, at December 31, 2006, are all secondhand vessels. We have entered into contracts for 2 newbuilding vessels. We also may enter into additional newbuilding contracts and purchase additional secondhand vessels in the future. While we have the right to inspect previously owned vessels prior to purchase, such an inspection does not provide us with the same knowledge about their condition that we would have if these vessels had been built for and operated exclusively by us. A secondhand vessel may have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization. Furthermore, we usually do not receive the benefit of warranties on secondhand vessels.

We depend upon a few significant customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.    We derive a significant part of our revenues from a small number of charterers. The charterers’ payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our stockholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our stockholders do not have any recourse against our charterers.

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

We may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.    Our success depends to a significant extent upon the abilities and efforts of our management team. We have entered into an employment contract with our Chairman and Chief Executive Officer, Sophocles Zoullas. Our success will depend upon our ability to retain key members of our management team and to hire new members as may be necessary. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could have a similar effect. We do not intend to maintain ‘‘key man’’ life insurance on any of our officers.

Risks associated with operating ocean going vessels could affect our business and reputation, which could adversely affect our revenues and stock price.    The operation of ocean going vessels carries inherent risks. These risks include the possibility of:

•	marine disaster;

•	environmental accidents;

•	cargo and property losses or damage;

•	business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions; and

•	piracy.

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

The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.    In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the dwt weighted average age of the 16 Handymax dry bulk vessels in our operating fleet is approximately six years as of December 31, 2006, one of our vessels is 22 years old. As our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

While we believe that we qualify for exemption under Section 883 for 2006, our ability to qualify for this statutory tax exemption is dependent on certain circumstances related to the ownership of our common stock which are beyond our control and on interpretations of existing Treasury regulations and we can therefore give no assurance that we in fact will be eligible to qualify for exemption under Section 883 for future years.

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

Based on the current operation of our vessels, if we were subject to this tax, our United States federal income tax liability would be approximately $862,000 per year. Because the operations of our vessels are under the control of third party charterers, we can give no assurance that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

United States tax authorities could treat us as a ‘‘passive foreign investment company,’’ which could have adverse United States federal income tax consequences to United States holders.    A foreign corporation will be treated as a ‘‘passive foreign investment company,’’ or PFIC, for United States federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of ‘‘passive income’’ or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of ‘‘passive income.’’ For purposes of these tests, ‘‘passive income’’ includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute ‘‘passive income.’’ United States stockholders of a PFIC are subject to a disadvantageous United States federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Based on our current method of operation, we do not believe that we have been, are or will be a PFIC with respect to any taxable year. In this regard, we intend to treat the gross income we derive or are deemed to derive from our time chartering activities as services income, rather than rental income. Accordingly, we believe that our income from our time chartering activities does not constitute ‘‘passive income,’’ and the assets that we own and operate in connection with the production of that income do not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing our method of operation. Accordingly, no assurance can be given that the United States Internal Revenue Service, or IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.

If the IRS were to find that we are or have been a PFIC for any taxable year, our United States stockholders would face adverse United States tax consequences. Under the PFIC rules, unless those stockholders made an election available under the Code (which election could itself have adverse consequences for such stockholders, as discussed below under ‘‘United States Federal Income Taxation of United States Holders’’), such stockholders would be liable to pay United States federal income tax upon excess distributions and upon any gain from the disposition of our common stock at the then prevailing income tax rates applicable to ordinary income plus interest as if the excess distribution or gain had been recognized ratably over the stockholder’s holding period of our common stock. Please see the section of this Form 10-K entitled ‘‘Tax Considerations – United States Federal Income Taxation of United States Holders’’ for a more comprehensive discussion of the United States federal income tax consequences to United States stockholders if we are treated as a PFIC.

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

Future sales of our common stock could cause the market price of our common stock to decline.    Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. We intend to issue additional shares of our common stock in the future and our stockholders. Our amended and restated articles of incorporation authorize us to issue 100 million shares of common stock of which 35,900,001 shares are outstanding currently.

Anti-takeover provisions in our organizational documents could make it difficult for our stockholders to replace or remove our current board of directors or have the effect of discouraging, delaying or preventing a merger or acquisition, which could adversely affect the market price of our common stock.    Several provisions of our amended and restated articles of incorporation and bylaws could make it difficult for our stockholders to change the composition of our board of directors in any one year, preventing them from changing the composition of management. In addition, the same provisions may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions will include:

•	authorizing our board of directors to issue ‘‘blank check’’ preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three year terms;

•	authorizing vacancies on our board of directors to be filled only by a vote of the majority of directors then in office and specifically denying our stockholders the right to fill vacancies on the board;

•	establishing certain advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	prohibiting cumulative voting in the election of directors; and

•	limiting the persons who may call special meetings of stockholders.

•	authorizing the removal of directors only for cause and only upon the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote for the directors;

•	prohibiting stockholder action by written consent; and

•	establishing supermajority voting provisions with respect to amendments to certain provisions of our amended and restated articles of incorporation and bylaws.

These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.

We expect that the composition of our board of directors may change in the near-term.    Currently, Michael B. Goldberg and Frank J. Loverro, both managing directors of Kelso, are members of our board of directors. Until recently, Kelso, the majority owner of Eagle Ventures, beneficially held a significant portion of our outstanding shares through Eagle Ventures LLC. As of the date of this report, Eagle Ventures beneficially owns only 0.04% of our shares. Consistent with Kelso’s practice of not having its managing directors serve on the boards of directors of public companies unless Kelso’s level of beneficial stock ownership in the company is significant and warrants such participation, we expect that Mr. Goldberg and Mr. Loverro may resign from our board of directors. In addition, there may be other changes to the composition of our board of directors as a result of Kelso’s reduced beneficial ownership or otherwise. In order to ease this transition, we have underway an active process to identify persons qualified to serve as members of our board of directors and may propose such persons for election or appointment in the future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The trading market for shares of our common stock is the Nasdaq Global Select, on which our shares are quoted under the symbol ‘‘EGLE.’’ As of February 27, 2007 the number of stockholders of record of the Company’s common stock was approximately 20,000. The following table sets forth the high and low closing prices for shares of our common stock since our initial public offering of common stock at $14.00 per share on June 23, 2005, as reported by the Nasdaq Global Select:

For the period:	High	Low
Jan 1, 2006 to March 31, 2006	$16.07	$11.90
April 1, 2006 to June 30, 2006	$14.25	$12.65
July 1, 2006 to September 30, 2006	$16.08	$13.96
October 1, 2006 to December 31, 2006	$17.43	$15.80
June 23, 2005 to June 30, 2005	$13.50	$12.90
July 1, 2005 to September 30, 2005	$17.57	$12.36
October 1, 2005 to December 31, 2005	$17.74	$14.38

On June 28, 2006, we completed an offering of 2,750,000 shares of our common stock to certain institutional investors pursuant to a securities purchase agreement dated June 22, 2006.

On October 28, 2005, we completed an offering of 6,000,000 shares of our common stock. Please see Item 7, ‘‘Sale of Common Stock’’, for additional information relating to this offering.

Restricted Stock

None.

Equity Compensation Plans

None.

Payment of Dividends to Stockholders

In 2005, the Company declared and paid a quarterly dividend on its common stock in the amount of $0.54 per share in October 2005 to its shareholders. The aggregate amount of this cash dividend payment was $14.7 million. In 2006, the Company declared four quarterly dividends in the aggregate amount of $2.08 per share of its common stock to its shareholders in January, April, July and October 2006. Aggregate payments were $71.7 million for dividends declared in 2006. In February 2007, the Company declared a dividend of $0.51 per share to be paid on March 2, 2007 to holders of record on February 28, 2007. The aggregate amount of this cash dividend is $18.3 million.

The Company currently intends to pay quarterly dividends to stockholders in February, April, July and October in amounts that are substantially equal to our available cash from operations during the previous quarter less any cash reserves for drydockings and working capital; however, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company’s results of operations, financial condition, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by Marshall Islands law and the terms of certain credit agreements to which the Company and its subsidiaries are party. (See Notes to the Consolidated Financial Statements and page 54 of Management’s Discussion & Analysis.)

ITEM 6.	SELECTED FINANCIAL DATA

We were incorporated on March 23, 2005 and our predecessor, Eagle Holdings LLC, was formed on January 26, 2005. The following selected consolidated financial data are derived from the audited consolidated financial statements of the Company included elsewhere in this report. The data presented herein should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In accordance with standard shipping industry practice, we did not obtain from the sellers historical operating data for the vessels that we acquired, as that data was not material to our decision to purchase the vessels. Accordingly, we have not included any historical financial data relating to the results of operations of our vessels from the period before our acquisition of them. Please see the section of this annual report entitled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Lack of Historical Operating Data for Vessels Before their Acquisition.’’

(Dollar amounts in thousands except Per Share amounts and Fleet Data)	Year ended December 31, 2006	Period from January 26, 2005 (inception) to December 31, 2005
Income Statement Data
Revenues, net of commissions	$104,648	$56,066
Vessel Expenses	21,562	11,053
Depreciation and Amortization	21,813	10,412
General and Administrative Expenses	5,223	3,491
Management and Other Fees to Affiliates	—	6,175
Non-cash Compensation Expense	13,070	11,735
Total Operating Expenses	61,668	42,866
Net Interest Expense	9,179	6,547
Net Income	$33,801	$6,653
Share and Per Share Data
Basic and Diluted Income per share	$0.98	$0.30
Weighted Average Shares Outstanding – Diluted	34,543,862	21,968,824
Cash Dividends Declared per share	$2.08	$0.54
Consolidated Cash Flow Data
Net cash from operating activities	$70,535	$26,616
Net cash used in investing activities	(130,759)	(427,966)
Net cash from financing activities	57,973	425,877

	December 31, 2006	December 31, 2005
Consolidated Balance Sheet Data
Current Assets	$27,652	$33,829
Total Assets	568,791	462,344
Total Liabilities	247,215	146,551
Long-term Debt	239,975	140,000
Stockholders’ Equity	321,576	315,793
Other Data
EBITDA(a)	$82,695	$43,075
Capital Expenditures :
Vessels	$130,759	$427,966
Payments for Drydockings	$2,325	$422
Ratio of Total Debt to Total Capitalization(b)	42.7%	30.7%
Fleet Data
Number of Vessels	16	13
Average Age of Fleet (in dwt weighted years)	6	6
Fleet Ownership Days	5,288	2,531
Fleet Available Days	5,224	2,507
Fleet Operating Days	5,203	2,500
Fleet Utilization Days	99.6%	99.7%

(a)	Our revolving credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The Company’s computation of EBITDA may not be comparable to similar titled measures of other companies. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	Year ended December 31, 2006	Period from January 26, 2005 (inception) to December 31, 2005
Net Income	$33,801,540	$6,653,400
Interest Expense	10,548,616	7,208,641
Depreciation and Amortization	21,812,486	10,412,227
Amortization of Prepaid and Deferred Revenue	3,462,000	890,500
EBITDA	69,624,642	25,164,768
Adjustments for Exceptional Items :
Management and Other Fees to Affiliates(1)	—	6,175,046
Non-cash Compensation Expense(2)	13,070,473	11,734,812
Credit Agreement EBITDA	$82,695,115	$43,074,626

(1)	One time charge (see Notes to the financial statements)

(2)	Management’s participation in profits interests in Eagle Ventures LLC (see Notes to the financial statements)

(b)	Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders’ equity).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company’s financial condition and results of operation for the year ended December 31, 2006 and the period from January 26, 2005 (inception) to December 31, 2005. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as ‘‘believe,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘intend,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently increased to historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this annual report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Marshall Islands corporation headquartered in New York City. We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 deadweight tons, or dwt, and transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2006, we owned and operated a modern fleet of 16 Handymax dry bulk vessels. In addition to our operating fleet of 16 vessels, we had two newbuilding vessels under construction which are scheduled to be delivered to us in early 2010, bringing our total operating and newbuild fleet to 18 vessels.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. Twelve of the 16 vessels in our operating fleet are classed as Supramax dry bulk vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. The 16 vessels in our operating fleet have a combined carrying capacity of 796,663 dwt and an average age of only 6 years, as compared to an average age for the world Handymax dry bulk fleet of over 15 years.

Our financial performance is based on the following key elements of our business strategy:

(1)	our strategy is to concentrate in one vessel category: Handymax dry bulk vessels, which offer size, operational and geographical advantages (over Panamax and Capesize vessels).

(2)	our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Reliance on the spot market contributes to fluctuations in revenue, cash flow, and net income. On the other hand, time charters provide a shipping company with a predictable level of revenues. We have entered into time charters for all of our vessels which range in length from one to three years and provide for fixed semi-monthly payments in advance. We have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. This strategy is effective in strong and weak dry bulk markets, giving us security and predictability of cashflows relative to the volatility inherent in shipping markets.

(3)	our strategy is to maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures.

(4)	our strategy is to maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

The following are several significant items that occurred during 2006:

•	We expanded our fleet from 13 vessels to 16 vessels by acquiring the KESTREL I, TERN and JAEGER in June and July 2006.

•	On June 28, 2006, we completed an offering of 2,750,000 shares of common stock at $12.00 per share to certain institutional investors pursuant to a securities purchase agreement dated June 22, 2006.

•	In July 2006, we increased our credit facility from $330,000,000 to $450,000,000.

•	In November 2006, we entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two ‘Future-56’ class Supramax vessels at a contract price of equivalent US$33,500,000 each. These 56,000 deadweight ton vessels are expected to be delivered in January and February of 2010.

•	In November 2006, we increased our credit facility to $500,000,000.

The following are several significant items that occurred during 2005:

•	We incorporated on March 23, 2005 as a Marshall Islands corporation headquartered in New York City.

•	In April 2005, we acquired the vessels CARDINAL, CONDOR, FALCON, HARRIER, HAWK I, and SHIKRA.

•	In May 2005, we acquired the vessel KITE.

•	In June 2005, we acquired the vessel GRIFFON and PEREGRINE.

•	On June 23, 2005, we completed our initial public offering by selling 14,400,000 shares of common stock at $14.00 per share.

•	In July 2005, we acquired the vessel SPARROW.

•	In August 2005, we acquired the vessel OSPREY I.

•	On October 28, 2005, we sold 6,000,000 shares of our common stock in a follow-on public offering at a price of $14.50 per share.

•	In October 2005, we acquired the vessel MERLIN.

•	In December 2005, we acquired the vessel HERON.

We have employed all of our vessels on time charters for periods ranging from one to three years. The following table represents certain information about the Company’s vessel acquisition and revenue earning charters:

Vessel	Vessel Acquired	Delivered to Charterer	Time Charter Expiration(1)	Daily Time Charter Hire Rate
Cardinal(2)	April 18, 2005	April 19, 2005	March 2007 to June 2007	$26,500
Condor(3)	April 29, 2005	April 30, 2005	November 2006 to March 2007	$24,000
Falcon	April 21, 2005	April 22, 2005	February 2008 to June 2008	$20,950
Griffon(4)	June 1, 2005	February 17, 2006	January 2007 to March 2007	$13,550
Harrier(5)	April 19, 2005	April 21, 2005	March 2007 to June 2007	$23,750
Hawk I(6)	April 26, 2005	April 28, 2005	March 2007 to June 2007	$23,750
Heron	December 1, 2005	December 11, 2005	December 2007 to February 2008	$24,000
Jaeger(7)	July 7, 2006	July 7, 2006	April 2007 to June 2007	$18,550
Kestrel I(8)	June 30, 2006	July 1, 2006	December 2007 to April 2008	$18,750
Kite(9)	May 9, 2005	April 18, 2006	March 2007 to May 2007	$14,750
Merlin	October 26, 2005	October 26, 2005	October 2007 to December 2007	$24,000
OspreyI (10)	August 31, 2005	September 1, 2005	July 2008 to November 2008	$21,000
Peregrine(11)	June 30, 2005	December 16, 2006	December 2008 to February 2009	$20,500
Shikra(12)	April 29, 2005	September 10, 2006	September 2007 to December 2007	$14,800
Sparrow(13)	July 19, 2005	July 20, 2005	November 2006 to February 2007	$22,500
Tern(14)	July 3, 2006	July 3, 2006	December 2007 to April 2008	$19,000

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(2)	Upon completion of the current charter the CARDINAL will enter a new time charter at $28,000 per day for 11 to 13 months.

(3)	Upon completion of the current charter the CONDOR will enter a new time charter at $20,500 per day for 26 to 29 months. The charterer has an option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.

(4)	Upon completion of the current charter the GRIFFON will enter a new time charter at $20,075 per day for 24 to 26 months.

(5)	The charter for the HARRIER has been renewed at $24,000 per day commencing in June 2007 for 24 to 27 months.

(6)	The charter for the HAWK I has been renewed at $22,000 per day commencing in April 2007 for 24 to 26 months.

(7)	Upon completion of the current charter, the JAEGER commences a new time charter with a rate of $27,500 per day for 12-14 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $22,500 per day.

(8)	The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.

(9)	Upon conclusion of the current charter, the KITE commences a new time charter at $21,000 per day for 26 to 29 months.

(10)	The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a daily time charter rate of $25,000.

(11)	Upon conclusion of the initial charter in December 2006, the PEREGRINE commenced a new time charter at $20,500 per day for 24 to 26 months.

(12)	The SHIKRA was sold on February 27, 2007.

(13)	Upon completion of the current charter in January 2007, the SPARROW commenced a new time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate.

(14)	The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.

Market Overview

The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 6,400 drybulk carriers of over 10,000 dwt aggregating approximately 367 million dwt, and the ownership of these vessels is divided among approximately 1,400 mainly private independent dry bulk vessel owners with no one shipping group owning or controlling more than 5.0% of the world bulker fleet. We primarily compete with other owners of dry bulk vessels in the Handymax and Handysize class and Panamax class sectors that are mainly privately owned fleets.

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

Our strategy is to concentrate in one vessel category of the dry bulk segment of the shipping industry – the Handymax sector. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Within the Handymax sector, the industry has migrated to a larger size of vessel class called the Surpamax class of dry bulk vessels which range in size from 50,000 dwt to 60,000 dwt. vessel. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. Twelve of the 16 vessels in our operating fleet are classed as Supramax vessels, as are the two vessels under construction.

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet. As of January 2007, 33% of the world Handymax fleet is 20 years or older. The 16 Handymax vessels in our operating fleet have an average age of approximately 6 years as of December 31, 2006, compared to an average age for the world Handymax dry bulk fleet of over 15 years. The Handymax newbuilding orderbook currently stands at 21% of the world Handymax fleet. The number of Handymax vessels over 20 years is double the orderbook.

The Handymax Market

Unlike 2005, when the dry bulk charter market was very strong in the first half, and the average time charter rates for Handymax vessels was at an all-time high, the first half of 2006 saw a sharp market slump. This was caused by delays in commodity contract price negotiations between producers and consumers which resulted in a slowdown in inventory build-up in commodity consuming nations, primarily China, coupled with an increase in supply of vessels. However, once the commodity contract prices for 2006 were fixed by May 2006, commodity trades resumed and the charter market reverted to strength by June 2006 with the seasonal fourth quarter seeing favorable movement in charter rates as well as vessel prices. The market strength in the latter part of 2006 was in contrast to the weak market conditions in the latter part of 2005 when charter rates eased considerably from their all-time highs as the inventory build-up of commodities at consuming economies declined along with an easing of port congestion. The primary drivers in 2005 and 2006 continues to be sustained demand in East Asia led by strong demand for commodities in China and increasingly India. Demand for vessels was further boosted by port congestion and shifts in trade patterns which increased distances or ton-miles, especially the drought in Australia which is resulting in grain being shipped from increasing distances as importers turn to other producers.

We believe industry fundamentals remain attractive as ongoing global economic activity continues to foster demand for dry bulk commodities. Robust Chinese steel demand continues to stimulate iron ore and coal trade growth. Global infrastructure building programs have also boosted trade of minor bulks such as cement. Minor bulks provide a secure, protective market for Handymax vessels vastly benefiting the Supramax class with their superior cargo capacity and gear. Additionally due to longer haul routes ton-mile demand is increasing at a faster pace than trade growth. On the supply side, although there has been a surge in newbuildings, sharply higher tanker and container orders have placed limits on drybulk shipyard capacities and deliveries until after 2009, further calibrating drybulk demand and supply.

Lack of Historical Operating Data for Vessels Before their Acquisition

Consistent with shipping industry practice, other than inspection of the physical condition of the vessels and examinations of classification society records, there is no historical financial due diligence process when we acquire vessels. Accordingly, we do not obtain the historical operating data for the vessels from the sellers because that information is not material to our decision to make acquisitions, nor do we believe it would be helpful to potential investors in our common stock in assessing our business or profitability. Most vessels are sold under a standardized agreement, which, among other things, provides the buyer with the right to inspect the vessel and the vessel’s classification society records. The standard agreement does not give the buyer the right to inspect, or receive copies of, the historical operating data of the vessel. Prior to the delivery of a purchased vessel, the seller typically removes from the vessel all records, including past financial records and accounts related to the vessel. In addition, the technical management agreement between the seller’s technical manager and the seller is automatically terminated and the vessel’s trading certificates are revoked by its flag state following a change in ownership.

Consistent with shipping industry practice, we treat the acquisition of a vessel (whether acquired with or without charter) as the acquisition of an asset rather than a business. Although vessels are generally acquired free of charter, we have acquired (and may in the future acquire) some vessels with time charters. Where a vessel has been under a voyage charter, the vessel is delivered to the buyer free of charter, and it is rare in the shipping industry for the last charterer of the vessel in the hands of the seller to continue as the first charterer of the vessel in the hands of the buyer. In most cases, when a vessel is under time charter and the buyer wishes to assume that charter, the vessel cannot be acquired without the charterer’s consent and the buyer’s entering into a separate direct agreement with the charterer to assume the charter. The purchase of a vessel itself does not transfer the charter, because it is a separate service agreement between the vessel owner and the charterer.

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

Vessel Lives and Impairment

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased less depreciation. We depreciate our dry bulk vessels on a straight-line basis over their estimated useful lives, estimated to be 28 years from date of initial delivery from the shipyard to the original owner. Depreciation is based on cost less the estimated residual salvage value. Salvage, or scrap, value is based upon a vessel’s lightweight tonnage (‘‘lwt’’) multiplied by a scrap rate. We use a scrap rate of $150 per lwt, which we believe is common in the dry bulk shipping industry, to compute each vessel’s salvage value. An increase in the useful life of a dry bulk vessel or in its salvage value would have the effect of decreasing the annual depreciation charge and extending it into later periods. A decrease in the useful life of a dry bulk vessel or in its salvage value would have the effect of increasing the annual depreciation charge. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, the vessel’s useful life is adjusted to end at the date such regulations become effective. The estimated scrap value is used in the computation of depreciation expense and recoverability of the carrying value of each vessel when evaluating for impairment of vessels. Management’s estimates for salvage values may differ from actual results.

The carrying values of the Company’s vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as undiscounted projected operating cash flows, vessel sales and purchases, business plans and overall market conditions. We determine undiscounted projected net operating cash flow for each vessel and compare it to the vessel carrying value. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. In developing estimates of future cash flows, the Company must make assumptions about future charter rates, ship operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective. In the event that an impairment were to occur, we would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. We estimate fair value primarily through the use of third party valuations performed on an individual vessel basis.

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

Results of Operations for the year ended December 31, 2006 and period from January 26, 2005 (inception) to December 31, 2005

Factors Affecting Our Results of Operations

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	Year ended December 31, 2006	Period from January 26, 2005 (inception) to December 31, 2005
Ownership Days	5,288	2,531
Available Days	5,224	2,507
Operating Days	5,203	2,500
Fleet Utilization	99.6%	99.7%

•	Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. 2006 was the first full calendar year of ownership for our initial fleet of 13 vessels. Ownership days in 2006 were further increased by our acquisition of three additional vessels in June and July 2006.

•	Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. Available days in 2006 increased due to larger fleet size. In 2006, six of our vessels were drydocked and we incurred less than one takeover day for the additional acquisitions. During the period the fleet was in operation in 2005, we drydocked one vessel and incurred eleven days in vessel takeover days.

•	Operating days: We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

•	Fleet utilization: We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning. Our fleet continues to perform at very high utilization rates.

•	TCE rates: We define TCE rates as our voyage and time charter revenues less voyage expenses during a period divided by the number of our available days during the period, which is consistent with industry standards. TCE rate is a standard shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charter hire rates for vessels on voyage charters are generally not expressed in per day amounts while charter hire rates for vessels on time charters generally are expressed in such amounts. All our vessels are employed on time charters hence our TCE rate is equal to the time charter rate.

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

Revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, we manage our vessels based on time charter equivalent (‘‘TCE’’) revenues. TCE revenue comprises revenue from vessels operating on time charters, or TC revenue, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE revenue serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

Our economic decisions are based on anticipated TCE rates and we evaluate financial performance based on TCE rates achieved. Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of the daily charter hire rates that our vessels earn under charters, which, in turn, are affected by a number of factors, including:

•	the duration of our charters;

•	our decisions relating to vessel acquisitions and disposals;

•	the amount of time that we spend positioning our vessels;

•	the amount of time that our vessels spend in dry-dock undergoing repairs;

•	maintenance and upgrade work;

•	the age, condition and specifications of our vessels;

•	levels of supply and demand in the dry bulk shipping industry; and

•	other factors affecting spot market charter rates for dry bulk carriers.

All our revenues for the year ended December 31, 2006 and the period from inception on January 26, 2005 to December 31, 2005 were earned from time charters hence our TCE revenue is equal to the TC revenue. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2006 were $104,648,197 compared to $56,066,058 for the period since inception on January 26, 2005 to December 31, 2005. The increase in net revenue is attributable to a larger fleet size and the consequent increase in available days.

Net revenues, for the year ended December 31, 2006, of $104,648,197 includes time charter revenues of $113,900,922 and deductions for brokerage commissions of $5,790,725 and $3,462,000 in amortization of net prepaid and deferred charter revenue.

Net revenues, for the period since inception on January 26, 2005 to December 31, 2005, of $56,066,058 includes time charter revenues of $59,997,448 and deductions for brokerage commissions of $3,040,890 and $890,500 in amortization of net prepaid and deferred charter revenue.

Voyage Expenses

To the extent that we employ our vessels on voyage charters, we will incur expenses that include port and canal charges, bunker (fuel oil) expenses and commissions, as these expenses are borne by the vessel owner on voyage charters. Port and canal charges and bunker expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessels. Currently all our vessels are employed under time charters that require the charterer to bear all of those expenses, hence we expect that any port and canal charges and bunker expenses, if incurred, will represent a relatively minor portion of our vessels’ overall expenses.

Vessel Expenses

Vessel expenses for the year ended December 31, 2006 were $21,562,034 compared to $11,052,429 for the period since inception on January 26, 2005 to December 31, 2005. The increase in vessel expense is attributable to a larger fleet size in operation for 2006 which increased ownership days from 2,531 days in 2005 to 5,288 days in 2006.

Vessel expenses for the year ended December 31, 2006 included $20,070,181 in vessel operating costs and $1,491,853 in technical management fees. For the period since inception on January 26, 2005 to December 31, 2005, vessel expenses included $10,359,824 in vessel operating costs and $692,605 in technical management fees.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores, other miscellaneous expenses, and technical management fees.

Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. The main insurance expenses include Protection and Indemnity (‘‘P & I’’) insurance (i.e. liability insurance) costs, and hull and machinery insurance (i.e. asset insurance) costs. Certain other insurances, such as basic war risk premiums based on voyages into designated war risk areas are often for the account of the charterers.

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

Included in Vessel Expenses is a fixed management fee for each vessel in our operating fleet paid to our independent technical manager, V. Ships, in respect of which it provides technical management services. For the year ended December 31, 2006, this technical management fee amounted to $8,583 per month compared to $8,333 per month for the period the fleet was in operation in 2005. Technical management services include managing day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, supervising the maintenance and general efficiency of vessels, arranging the hire of qualified officers and crew, arranging dry-docking and repairs, purchasing stores, supplies, spare parts and new equipment, appointing supervisors and technical consultants and providing technical support.

Our vessel expenses, which generally represent costs under the vessel operating budgets, cost of insurance and vessel registry and other regulatory fees, will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, may also cause these expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Depreciation and Amortization

The cost of our vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton, which we believe is common in the dry bulk shipping industry. Our depreciation charges will increase as our fleet is enlarged which will lead to an increase in ownership days. For the year ended December 31, 2006 total depreciation and amortization expense was $21,812,486 compared to $10,412,227 for the period since inception on January 26, 2005 to December 31, 2005. Total depreciation and amortization expense for 2006 includes $21,031,357 of depreciation and $781,129 relating to the amortization of deferred drydocking costs. Comparable amounts for 2005 were $10,384,247 in depreciation and $27,980 in amortization of deferred drydocking costs, respectively.

Amortization of deferred financing costs is included in interest expense. For the year ended December 31, 2006 the amortization of deferred financing costs was $178,246. For the period since inception on January 26, 2005 to December 31, 2005 these amortization costs amounted to $1,228,777 which included a write-off of $1,130,712 relating to deferred financing fees associated with our term loan facility which was entirely repaid upon refinancing with our revolving credit facility in July 2005, and $98,065 relating to amortization of financing costs associated with our revolving credit facility.

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

General and Administrative Expenses for the year ended December 31, 2006 were $5,222,875 compared to $3,491,330 in the period since inception on January 26, 2005 to December 31, 2005. The increase in General and Administrative Expenses is attributed to 2006 being our first full calendar year and the expenses associated with a larger fleet. In 2006, all of these expenses were of a recurring nature. For the period from inception on January 26, 2005 to December 31, 2005, recurring administrative costs amounted to $2,681,063 and non-recurring costs amounted to $810,267. We expect general and administrative expenses to increase as our fleet is enlarged.

Financial Advisory Fees

In 2006, we did not incur any financial advisory fees.

In 2005, for the period since inception on January 26, 2005 to December 31, 2005, we recorded an expense of $5,175,046 in connection with an investment banking and financial advisory fee paid to Kelso & Company, L.P. (‘‘Kelso’’) and certain non-management affiliates of Eagle Ventures LLC pursuant to the financial advisory agreement that we entered into with Kelso. This fee was incurred in the quarter ended June 30, 2005 and was payable in connection with Kelso assisting us in our strategic planning, obtaining debt and equity financing and acquiring vessels. In addition, we recorded an expense of $1,000,000 in the quarter ended June 30, 2005 in connection with a payment made to Kelso in order to terminate certain of our obligations under the financial advisory agreement including our obligation to pay an annual $500,000 fee thereunder.

Non-Cash Compensation Expense

Members of the Company’s management have been awarded profits interests in Eagle Ventures LLC that may entitle such persons to an economic interest of up to 16.7% on a fully diluted basis (assuming all profits interests were vested) in any appreciation in the value of the assets of Eagle Ventures LLC (including shares of the Company’s common shares owned by Eagle Ventures LLC when sold). The vesting of profits interests may be further accelerated in the future by the compensation committee of Eagle Ventures LLC. These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute direct holders of the Company’s common shares. However, the Company’s statement of operations reflects non-cash charges for compensation related to the profits interests.

For the year ended December 31, 2006 the Company recorded non-cash compensation charges of $13,070,473. The expense for the year includes $13,023,440 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s principal shareholder Eagle Ventures LLC, and a non-cash amount of $47,033 which relates to the fair value of the stock options granted on March 17, 2006 to certain directors of the Company under the 2005 Stock Incentive Plan.

These non-cash, non-dilutive charges relate to profits interests awarded to members of the Company’s management by the Company’s principal shareholder Eagle Ventures LLC. These profits interests will dilute only the interests of the owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company’s common shares. The non-cash compensation charge is being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges will be based on the fair value of the profits interests which will be ‘‘marked to market’’ at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests will be recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance related profits interests will be adjusted prospectively as a change in estimate.

On January 28, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated (the ‘‘Third LLC Agreement’’). This provided for the award of additional profits interests in Eagle Ventures LLC to certain management employees and provided for certain adjustments in the manner distributions are made by Eagle Ventures in connection with such newly awarded profits interests.

On March 8, 2006, the Third LLC Agreement was amended and restated (the ‘‘Fourth LLC Agreement’’). Pursuant to the Fourth LLC Agreement, an adjustment was made in the schedule governing the management members’ retention of service-related profits interests upon their termination of employment with Eagle Ventures LLC or its subsidiaries (including the Company). In addition, under the Fourth LLC Agreement one-fourth of the service-related profits interests granted on January 28, 2006 were immediately vested and the remaining newly granted service-related profits interests were made subject to a three-year retention schedule.

On September 12, 2006, Eagle Ventures, sold 2,300,000 shares of the Company’s common shares in a secondary offering. The Company did not receive any proceeds from this offering. Eagle Ventures distributed the proceeds of this secondary offering to its members in accordance with the Fourth LLC Agreement. Named executive officers of the Company received proceeds from this distribution (in respect of vested profits interests) as follows: Sophocles Zoullas ($1,497,107) and Alan Ginsberg ($99,807). Named executive officers of the Company received additional proceeds from this distribution (in respect of their common ownership interests in Eagle Ventures) as follows: Sophocles Zoullas ($481,704) and Alan Ginsberg ($3,030).

On November 9, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated (the ‘‘Fifth LLC Agreement’’). Pursuant to the Fifth LLC Agreement, the unvested portion of the performance-related profits interests that previously vested ratably based on Kelso affiliates achieving a multiple (ranging from two to four times) on their original investment in the Company will now vest ratably based on Kelso affiliates achieving a multiple (ranging from two to 3.25 times) on their original investment in the Company. In addition, a first priority catch-up payment was added so that certain members of Eagle Ventures receive a first priority distribution from Eagle Ventures, prior to other distributions to members of Eagle Ventures, in an aggregate amount of approximately $100,000, in order to adjust for the interest payments received by Eagle Ventures on loans made by Eagle Ventures to the Company prior to its initial public offering. Furthermore, all of the service-related profits interests that are subject to a three-year vesting schedule are now considered fully vested for purposes of determining participation in distributions from Eagle Ventures. Finally, a second priority catch-up payment was added so that management members receive a second priority distribution from Eagle Ventures, prior to other distributions to members of Eagle Ventures (other than the first priority catch-up payment described above), in an aggregate amount of approximately $740,000, as a catch-up in respect of such newly vested service-related profits interests.

On November 14, 2006, Eagle Ventures, sold 2,700,000 shares of the Company’s common shares in a secondary offering. The Company did not receive any proceeds from this offering. Eagle Ventures distributed the proceeds of this secondary offering to its members in accordance with the Fifth LLC Agreement. Named executive officers of the Company received distributions (in respect of vested profits interests) as follows: Sophocles Zoullas ($4,154,904) and Alan Ginsberg ($287,131). Named executive officers of the Company received distributions (in respect of their common ownership interests in Eagle Ventures) as follows: Sophocles Zoullas ($563,162) and Alan Ginsberg ($3,542).

On January 8, 2007, Eagle Ventures distributed 94,543 shares of the Company’s common shares to Sophocles Zoullas, one of our named executive officers, in full liquidation of the common interests held by Mr. Zoullas in Eagle Ventures.

On January 9, 2007, Eagle Ventures, sold 7,202,679 shares of the Company’s common shares in a secondary offering. The Company did not receive any proceeds from this offering. Based on the discretion of the compensation committee of Eagle Ventures, exercised in accordance with the Fifth LLC Agreement, Eagle Ventures redeemed and retired the common interests held by certain members in full liquidation of the common interests held such members. Alan Ginsberg, a named executive officer of the Company, received a distribution (in respect of his common ownership interests in Eagle Ventures) of $10,061. The remaining proceeds received by Eagle Ventures will be retained until a future distribution is determined to be made by the compensation committee of Eagle Ventures. Future distributions of the remaining cash proceeds, and the proceeds received from the sale of the 127,778 common shares held by Eagle Ventures, will be distributed to the remaining members of Eagle Ventures, including an affiliate of Kelso and members of our management that hold profits interests, in accordance with the Fifth LLC Agreement, as modified by the permitted discretion of the compensation committee of Eagle Ventures reflected in an amendment to the Fifth LLC Agreement. In particular, Eagle Ventures retained $13,733,491 in cash, plus future accrued interest thereon, in respect of Mr. Zoullas’ profits interests and $2,961,868, plus future accrued interest thereon, in respect of Mr. Ginsberg’s profits interests. Further, Eagle Ventures retained 90,133 common shares in respect of Mr. Zoullas’ profit interests and 19,439 of our common shares in respect of Mr. Ginsberg’s profit interests. The Company will record a non-cash compensation charge of approximately $3,137,812 in the first quarter of 2007 as a result of this amendment.

In addition, in fiscal year 2005, the Company declared one quarterly dividend in the aggregate amount of $0.54 per share of its common stock to its shareholders. Eagle Ventures distributed the proceeds of these dividends to its members in accordance with the Second Amended and Restated Limited Liability Company Agreement of Eagle Ventures. Named executive officers of the Company received aggregate proceeds from these distributions in respect of their common ownership interest in Eagle Ventures) as follows: Sophocles Zoullas ($212,649) and Alan Ginsberg ($1,337). In fiscal year 2006, the Company declared four quarterly dividends in the aggregate amount of $2.08 per share of its common stock to its shareholders in January, April, July and October 2006. Eagle Ventures distributed the proceeds of these dividends to its members in accordance with the Amended and Restated Limited Liability Company Agreement of Eagle Ventures, as amended at the time each dividend was declared and paid. Named executive officers of the Company received aggregate proceeds from these distributions (in respect of vested profits interests) as follows: Sophocles Zoullas ($[22,314]) and Alan Ginsberg ($[1,647]). Named executive officers of the Company received aggregate additional proceeds from these distributions (in respect of their common ownership interests in Eagle Ventures) as follows: Sophocles Zoullas ($[261,805]) and Alan Ginsberg ($[1,647].

Interest and Finance Costs

Interest Expense, exclusive of capitalized interest, consists of:

	Year ended December 31, 2006	Period from January 26, 2005 (inception) to December 31, 2005
Loan Interest	$9,694,244	$4,855,054
Commitment Fees	676,126	516,588
Eagle Ventures Note Interest	—	608,222
Amortization of Deferred Financing Costs	178,246	98,065
Write-off of Deferred Financing Costs	—	1,130,712
Total Interest Expense	$10,548,616	$7,208,641

Interest expense during 2006 includes loan interest incurred on borrowings from the Company’s revolving credit facility, commitment fees incurred on the unused portion of the revolving credit facility, and the amortization of financing costs associated with the revolving credit facility. Interest expense during 2005 includes loan interest incurred on borrowings from the Company’s initial term loan facility which was refinanced with the revolving credit facility, commitment fees incurred on the unused portion of the revolving credit facility, and amortization of financing costs associated with the revolving credit facility (see section Revolving Credit Facility).

Interest expense increased in 2006 as a result of an increase in debt drawn from our revolving credit facility to finance the acquisition of three additional vessels. Interest expense on the debt borrowed to fund the deposits for the two newbuilding vessels amounted to $259,580 ($236,152 in financing costs and $23,428 in amortization of financing expenses) and this amount has been capitalized as part of the cost of the newbuilding vessels and is included in Advances for Vessel Construction in our financial statements as of December 31, 2006.

At December 31, 2005, our debt consisted of $140,000,000 in borrowings under the revolving credit facility. In 2006, we borrowed $74,800,000 to partly fund the acquisition of the KESTREL I, TERN and JAEGER, and $25,174,820 to meet funding for deposits of on the newbuilding vessels GOLDEN EAGLE and IMPERIAL EAGLE and associated capitalized interest and financing costs. At December 31, 2006, our debt consisted of $239,974,820.

For the year ended December 31, 2006, interest rates on our outstanding debt ranged from 4.97% to 6.32%, including a margin over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.39%. Commitment fees incurred on the undrawn portion of the facility ranged from 0.25% to 0.4% on the unused portions of the revolving credit facility. During 2005, from inception of the Company’s debt through December 31, 2005, interest rates on our outstanding debt ranged from 4.10% to 5.49%, including a margin of 0.95% over LIBOR. The weighted average effective interest rate was 4.69%. Commitment fees in 2005 were incurred at 0.4% on the unused portion of the revolving credit facility.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges.

During 2006, we entered into interest rate swap contracts for notional amounts of $84,800,000 and $25,048,118. These contracts mature in September 2009 and December 2011. On these contracts, exclusive of applicable margin, the Company will pay fixed-rate interest of 5.24% and 4.74% respectively, and receive floating-rate interest amounts based on three month LIBOR settings. The Company has two other interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000 which were entered into in 2005. These contracts mature in September 2010. On these contracts, exclusive of applicable margin, the Company pays 4.22% and 4.54% fixed-rate interest, respectively, and receives floating-rate interest amounts based on three-month LIBOR settings.

We record the fair value of the interest rate swap as an asset or liability in our financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $2,936,803 and $2,647,077 has been recorded in Other Assets in our financial statements as of December 31, 2006 and December 31, 2005, respectively.

Foreign Currency Swaps

The shipping industry’s functional currency is the U.S. dollar. All our revenues and the majority of our operating expenses and the entirety of our management expenses are in U.S. dollars. Therefore we do not use or intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for our revenues and expenses.

However, as we have entered into a newbuilding program for vessels to be built in Japan and which are priced in Japanese yen, we have entered into foreign exchange swap transactions to hedge foreign currency risks to our vessel newbuilding contracts. These swaps are designated and qualify as cash flow hedges. In 2006, we entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of two new-build vessels which are expected to be delivered to us in January 2010 and February 2010. We have swapped a total of 7,310,000,000 in yen currency exposure into equivalent US $67,108,583. We record the fair value of the currency swaps as an asset or liability in our financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $359,180 has been recorded in Other Liabilities in the accompanying financial statements as of December 31, 2006.

EBITDA

EBITDA represents operating earnings before extraordinary items, depreciation and amortization, interest expense, and income taxes, if any. EBITDA is included because it is used by certain investors to measure a company’s financial performance. EBITDA is not an item recognized by GAAP and should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy its obligations including debt service, capital expenditures, and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, the definition of EBITDA used here may not be comparable to that used by other companies due to differences in methods of calculation.

Our revolving credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	Year ended December 31, 2006	Period from January 26, 2005 (inception) to December 31, 2005
Net Income	$33,801,540	$6,653,400
Interest Expense	10,548,616	7,208,641
Depreciation and Amortization	21,812,486	10,412,227
Amortization of Prepaid and Deferred Revenue	3,462,000	890,500
EBITDA	69,624,642	25,164,768
Adjustments for Exceptional Items:
Management and Other Fees to Affiliates(1)	—	6,175,046
Non-cash Compensation Expense(2)	13,070,473	11,734,812
Credit Agreement EBITDA	$82,695,115	$43,074,626

(1)	One time charge (see Notes to our financial statements)

(2)	Management’s participation in profits interests in Eagle Ventures LLC (see Notes to our financial statements)

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the year ended December 31, 2006 was $70,535,078 compared to $26,615,839 during the period from inception on January 26, 2005 to December 31, 2005. This increase was primarily due to cash generated from the operation of a fleet of 16 vessels for 5,288 operating days in the period for 2006 compared to 2,531 operating days from 11 vessels during the period of operations in 2005.

Net cash used in investing activities during the year ended December 31, 2006, was $130,759,211. We used an aggregate sum of $105,591,698 for vessel acquisitions and vessel improvements, and a sum of $25,167,513 for advances for new vessel construction. The Company expanded its fleet to 16 vessels by acquiring three Supramax class vessels, KESTREL I, TERN and JAEGER for a contract price of $105,000,000 and $112,609 in additional costs associated with the acquisition. We also incurred $479,089 in improvements to the vessels in the fleet. For our vessel newbuilding program, we placed deposits in Japanese yen of an equivalent $24,798,118 for the two vessels to be constructed, the GOLDEN EAGLE and IMPERIAL EAGLE, and incurred associated capitalized interest costs of $259,580 ($236,152 in financing costs and $23,428 in amortization of financing expenses) and legal and technical supervision costs of $133,242. In 2005, net cash used in investing activities during the corresponding period from inception on January 26, 2005 to December 31, 2005 was $427,965,857 as the Company acquired its initial eleven vessels and placed deposits for two additional vessels.

Net cash provided by financing activities during the year ended December 31, 2006, was $57,973,096 which primarily consisted of $33,000,000 in gross proceeds from a private placement of our common stock and borrowings of $99,974,820 from its revolving credit facility, net of $71,729,500 in dividends paid. Net cash provided by financing activities during the corresponding period from inception on January 26, 2005 to December 31, 2005 was $425,876,546 primarily consisting of net proceeds of $186,529,290 from our initial public offering, capital contributions of $40,843,662 and net borrowings of $157,000,000 from its credit facilities.

As of December 31, 2006, our cash balance was $22,275,491 compared to a cash balance of $24,526,528 at December 31, 2005. In addition, $6,400,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of December 31, 2006. The cash deposit amount at the end of December 31, 2005 was $6,500,000. Also recorded in Restricted Cash is an amount of $124,616 which is collateralizing a letter of credit relating to our office lease.

During 2006, we amended and increased our original $330,000,000 long-term revolving credit facility which we had entered into in July 2005. At December 31, 2006, the enhanced facility stood at $500,000,000 of which $260,025,180 was unused as of December 31, 2006. The amended revolving credit agreement also provides us with the ability to borrow up to $15,000,000 for working capital purposes. (See section entitled ‘‘Revolving Credit Facility’’ for a description of the facility and subsequent changes to the credit facility).

We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for at least the next 12 months. We were in compliance with all of the financial covenants contained in our debt agreements as of December 31, 2006.

It is our intention to fund our future acquisition related capital requirements initially through borrowings under the amended and increased revolving credit facility and to repay all or a portion of such borrowings from time to time with the net proceeds of equity issuances. On September 5, 2006, the Company filed an S-3 shelf registration which would enable the Company to issue up to $220,500,000 in securities. On December 29, 2006, the Company filed an S-3 shelf registration which retained this amount in any proposed primary offering. We believe that funds will be available to support our growth strategy, which involves the acquisition of additional vessels, and will allow us to pay dividends to our stockholders as contemplated by our dividend policy.

Subsequent to December 31, 2006, the Company has entered into certain vessel sale and purchase agreements. It has agreed to purchase 3 modern Supramax vessels for a total contract price of $138,700,000, agreed to sell the SHIKRA, a 1984-built Handymax vessel to an unrelated third party for $12,525,000, and signed letters of intent for the construction of two 56,000 dwt vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard which are expected to be delivered in the fourth quarter of 2008 and the first quarter of 2009, respectively.

The three Supramax vessels are expected to be delivered in April, June and July of 2007. The vessel delivering in April 2007 will enter into a two year charter at a daily rate of $24,600. The vessel delivering in June 2007 will enter into a two year charter at a daily rate of $24,200. The vessel delivering in July 2007 will enter into a one-year employment at rate of $30,400 per day and this charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $24,400 per day.

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

In 2005, the Company declared and paid a quarterly dividend on its common stock in the amount of $0.54 per share in October 2005 to its shareholders. The aggregate amount of this cash dividend paid to shareholders was $14,661,000.

In 2006, the Company declared four quarterly dividends in the aggregate amount of $2.08 per share of its common stock in January, April, July and October 2006. Aggregate payments to shareholders were $71,729,500 million for dividends declared in 2006.

On February 15, 2007 the Company’s Board of Directors declared a cash dividend for the fourth quarter of 2006 of $0.51 per share to be paid on March 2, 2007 to all shareholders of record as of February 28, 2007. The aggregate amount of this cash dividend is $18,309,000.

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

On June 28, 2006 the Company sold 2,750,000 shares of its common stock to certain institutional investors in a private placement at $12.00 per share, pursuant to a securities purchase agreement dated June 22, 2006, raising gross proceeds of $33,000,000 before deduction of fees and expenses of $1,770,811. The Company used the proceeds from the offering to fund a portion of the acquisition of three vessels KESTREL I, TERN and JAEGER.

Revolving Credit Facility

In July 2005, we entered into a 10-year $330,000,000 revolving credit facility. As of December 31, 2005, the outstanding indebtedness under the revolving credit facility was $140,000,000. In July 2006, we amended and increased our initial revolving credit facility to $450,000,000 with a new term of ten years expiring in July 2016. The entire facility will be available for a period of six years from July 30, 2006, compared to four years remaining in the commitment period of the Company’s initial facility. We paid an arrangement fee of $900,000 to our lender in connection with the amended credit facility. In November 2006, we further enhanced our facility to $500,000,000 to facilitate our newbuilding program. The structure of the financing will enable us to capitalize pre-delivery payments under our vessel newbuilding contracts and costs associated with supervision and financing the new vessels. There are no principal repayment obligations under the amended facility until July 2012. Over the remaining four years until maturity in July 2016, the facility will reduce in semi-annual amounts of $28,750,000 with a final reduction of $270,000,000 occurring simultaneously with the last semi-annual reduction. All other terms and conditions of the amended facility remain the same as the existing facility. We paid an arrangement fee of $250,000 to our lender in connection with the amended credit facility.

As of December 31, 2006, we had borrowed a total of $239,974,820 under our revolving credit facility. As a result of the amendments to the facility, at December 31, 2006, the Company has increased its remaining undrawn capacity to $260,025,180, including amounts available to borrow for working capital purposes as described below, in connection with future acquisitions of dry bulk carriers between 25,000 dwt and 85,000 dwt that are not older than 10 years.

We are permitted to borrow up to $15,000,000 (increased from $10,000,000 under the initial revolving credit facility) at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time our ability to borrow amounts for working capital purposes is subject to review and reapproval on an annual basis.

The amended facility bears interest at the rate of 0.75% to 0.85% over LIBOR (decreased from 0.95% over LIBOR under the initial facility), depending upon the amount of debt drawn as a percentage of the value of the Company’s vessels. The Company pays a commitment fee of 0.25% per annum (decreased from 0.40% under its initial facility) on the undrawn amount of the amended facility.

Our ability to borrow amounts under the amended revolving credit facility will be subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 75% of the value of the vessels securing our obligations under the credit facility. Our ability to borrow such amounts, in each case, is subject to our lender’s approval of the vessel acquisition. Our lender’s approval will be based on the lender’s satisfaction of our ability to raise additional capital through equity issuances in amounts acceptable to our lender and the proposed employment of the vessel to be acquired.

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

The revolving credit facility, as amended, contains financial covenants requiring us, among other things, to ensure that:

•	the aggregate market value of the vessels in our fleet that secure our obligations under the revolving credit facility, as determined by an independent shipbroker on a charter free basis, at all times exceeds 125% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements;

•	to the extent our debt during any accounting period is less than $250,000,000, our total assets minus our debt will not be less than $100,000,000; to the extent our debt during any accounting period is greater than $250,000,000, our total assets minus our debt will not be less than $150,000,000;

•	our EBITDA, as defined in the credit agreement, will at all times be not less than 2x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and

•	we maintain with the lender $400,000 per vessel in addition to an amount adequate to meet anticipated capital expenditures for the vessel over a 12 month period.

For the purposes of the revolving credit facility, our ‘‘total assets’’ includes our tangible fixed assets and our current assets, as set forth in our consolidated financial statements, except that the value of any vessels in our fleet that secure our obligations under the facility are measured by their fair market value rather than their carrying value on our consolidated balance sheet.

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2006:

	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total
	(in thousands of U.S. dollars)
Vessels(1)	$—	$42,310	$—	$—	$42,310
Bank Loans	$—	$—	$—	$239,975	$239,975
Interest and borrowing fees(2)	13,852	27,742	27,704	62,352	131,649
Office lease(3)	250	501	313	—	1,065
Total	$14,102	$70,553	$28,017	$302,327	$414,999

(1)	Balance of the contract price in US dollars of the newbuilding vessels GOLDEN EAGLE and IMPERIAL EAGLE which are to be constructed and delivered in early 2010.

(2)	The Company is a party to floating-to-fixed interest rate swaps covering notional amounts of $100,000,000, $30,000,000, $84,800,000 and $25,048,118 as of December 31, 2006 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to a fixed rate of 4.22%, 4.54%, 5.24% and 4.74% respectively, plus applicable margin.Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

(3)	Remainder of the 63-month lease on the office space which we occupy.

Capital Expenditures

We make capital expenditures from time to time in connection with our vessel acquisitions. Our vessel acquisitions in 2005 consisted of 13 Handymax dry bulk vessels with a total cost of $427,144,953. We funded the acquisitions of our vessels with a combination of equity contributions that we received from Eagle Ventures, borrowings under our credit facilities, debt incurred under a promissory note that we issued to Eagle Ventures, proceeds from our initial public offering and proceeds from our follow-on public offering. In 2006, we acquired three vessels for $105,112,609. We funded these acquisitions with proceeds from issuance of stock and borrowings under revolving credit facility.

In addition to the vessel acquisitions, in 2006, we spent $479,089 on capital improvements to our vessels. The corresponding amounts spent on capital improvements to our vessels in 2005 was $820,904. These improvements are expected to enhance the revenue earning capabilities and safety of these vessels.

In addition to acquisitions that we may undertake in future periods, other major capital expenditures include funding the Company’s maintenance program of regularly scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

In the year ended December 31, 2006 and for the period ended December 31, 2005, we spent $2,324,726 and $421,682 respectively on vessel drydockings. These amounts are amortized to expense on a straight-line basis over the period through the date the next drydockings are scheduled to become due. The following table represents certain information about the estimated costs for anticipated vessel drydockings in 2007 along with the allocation of anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2007	30	$0.80 million
June 30, 2007	15	$0.40 million
September 30, 2007	30	$0.80 million
December 31, 2007	30	$0.80 million

(1)	Actual length of drydocking will vary based on the condition of the vessel, yard schedules and other factors.

(2)	Actual costs vary based on various factors, including where the drydockings are actually performed.

Contracted Time Charter Revenue

We have time charter contracts currently for all our vessels. The contracted time charter revenue schedule, as shown below, reduces future contracted revenue for any estimated off-hire days relating to dry-docks.

The following table represents certain information about the Company’s revenue earning charters:

Vessel	Delivered to Charterer	Time Charter Expiration(1)	Daily Time Charter Hire Rate
Cardinal(2)	April 19, 2005	March 2007 to June 2007	$26,500
Condor(3)	April 30, 2005	November 2006 to March 2007	$24,000
Falcon	April 22, 2005	February 2008 to June 2008	$20,950
Griffon(4)	February 17, 2006	January 2007 to March 2007	$13,550
Harrier(5)	April 21, 2005	March 2007 to June 2007	$23,750
Hawk I(6)	April 28, 2005	March 2007 to June 2007	$23,750
Heron	December 11, 2005	November 2007 to February 2008	$24,000
Jaeger(7)	July 7, 2006	April 2007 to June 2007	$18,550
Kestrel I(8)	July 1, 2006	December 2007 to April 2008	$18,750
Kite(9)	April 17, 2006	March 2007 to May 2007	$14,750
Merlin	October 26, 2005	October 2007 to December 2007	$24,000
Osprey I(10)	September 1, 2005	July 2008 to November 2008	$21,000
Peregrine(11)	December 16, 2006	December 2008 to February 2009	$20,500
Shikra(12)	September 10, 2006	September 2007 to December 2007	$14,800
Sparrow(13)	July 20, 2005	November 2006 to February 2007	$22,500
Tern(14)	July 3, 2006	December 2007 to April 2008	$19,000

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(2)	Upon completion of the current charter the CARDINAL will enter a new time charter at $28,000 per day for 11 to 13 months.

(3)	Upon completion of the current charter the CONDOR will enter a new time charter at $20,500 per day for 26 to 29 months. The charterer has an option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.

(4)	Upon completion of the current charter the GRIFFON will enter a new time charter at $20,075 per day for 24 to 26 months.

(5)	The charter for the HARRIER has been renewed at $24,000 per day commencing in June 2007 for 24 to 27 months.

(6)	The charter for the HAWK I has been renewed at $22,000 per day commencing in April 2007 for 24 to 26 months.

(7)	Upon completion of the current charter, the JAEGER commences a new time charter with a rate of $27,500 per day for 12-14 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $22,500 per day.

(8)	The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.

(9)	Upon conclusion of the current charter, the KITE commences a new time charter at $21,000 per day for 26 to 29 months.

(10)	The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a daily time charter rate of $25,000.

(11)	Upon conclusion of the initial charter in December 2006, the PEREGRINE commenced a new time charter at $20,500 per day for 24 to 26 months.

(12)	The SHIKRA was sold on February 27, 2007.

(13)	Upon completion of the current charter in January 2007, the SPARROW commenced a new time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate.

(14)	The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,500 per day.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company expects to manage this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company expects to use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs.

As of December 31, 2006, the Company’s debt consisted of $239,974,820 in loans under the revolving credit facility at a margin plus variable rates above the LIBOR. During the year ended December 31, 2006, interest rates on the outstanding debt ranged from 4.97% to 6.32% (including margins). The weighted average effective interest rates was 5.39%.

The Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. During 2006, the Company entered into interest rate swap contracts for notional amounts of $84,800,000 and $25,048,118. These contracts mature in September 2009 and December 2011. On this contract, exclusive of applicable margin, the Company will pay fixed-rate interest of 5.24% and 4.74% respectively, and receive floating-rate interest amounts based on three month LIBOR settings. The Company has two other interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000 which were entered into in 2005. These contracts mature in September 2010. On these contracts, exclusive of applicable margin, the Company pays 4.22% and 4.54% fixed-rate interest, respectively, and receives floating-rate interest amounts based on three-month LIBOR settings. The Company records the fair value of the interest rate swap as an asset or liability in our financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $2,936,804 has been recorded in Other Assets in the accompanying financial statements as of December 31, 2006.

Foreign Currency and Exchange Rate Risk

The shipping industry’s functional currency is the U.S. dollar. The Company generates all of its revenues in U.S. dollars. The majority of the Company’s operating expenses and the entirety of its management expenses are in U.S. dollars. The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its revenues and expenses.

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. In 2006, the Company has entered into foreign exchange swap transactions to hedge the Japanese yen (JPY) exposure into US dollars for the purchase price in Japanese yen of two new-build vessels which are expected to be delivered to the Company in January 2010 and February 2010. At December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating JPY 4,386,000,000 swapped into equivalent US $42,310,465. The Company records the fair value of the currency swaps as an asset or liability in our financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $359,180 has been recorded in Other Liabilities in the accompanying financial statements as of December 31, 2006.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption ‘‘Consolidated Financial Statements’’ as part of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page [58].

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.    Other Information

On March 17, 2006, the Company granted 56,666 shares of the Company’s stock in options to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. All options expire ten years from the date of grant.

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

On September 12, 2006, Eagle Ventures LLC, sold 2,300,000 shares from its holdings of the Company’s common stock in a secondary offering. The Company did not receive any proceeds from this secondary sale. The sale incurred costs of $198,200.

On November 14, 2006, Eagle Ventures LLC, sold 2,700,000 shares from its holdings of the Company’s common stock in a secondary offering. The Company did not receive any proceeds from this secondary sale. The sale incurred costs of $321,123.

On January 9, 2007, Eagle Ventures, sold 7,202,679 shares from its holdings of the Company’s common stock in a secondary offering. The Company did not receive any proceeds from this offering.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders (our ‘‘2007 Proxy Statement’’).

Executive Officers

The information concerning our Executive Officers required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2007 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2007 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2007 Proxy Statement.

Item 11.    Executive Compensation

The information required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information about the fees for 2006 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2007 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2007 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule: Financial statement schedules are omitted due to the absence of conditions under which they are required

(b)	Exhibits

3.1		Amended and Restated Articles of Incorporation of the Company*
3.2		Amended and Restated Bylaws of the Company*
4.1		Form of Share Certificate of the Company*
10.1		Form of Registration Rights Agreement*
10.2		Form of Management Agreement*
10.3		Form of Amended and Restated Credit Agreement**
10	.3.1	Form of Second Amended and Restated Credit Agreement***
10.4		Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan*
10.5		Employment Agreement for Mr. Sophocles N. Zoullas*
10.6		Form of Fourth Amended and Restated Limited Liability Company Agreement of Eagle Ventures LLC****
10.7		Form of Fifth Amended and Restated Limited Liability Company Agreement of Eagle Ventures LLC****
21.1		Subsidaries of the Registrant
23.1		Consent of Ernst & Young LLP
31.1		Rule 13a-14(d) / 15d-14(a)_Certification of CEO
31.2		Rule 13a-14(d) / 15d-14(a)_Certification of CFO
32.1		Section 1350 Certification of CEO
32.2		Section 1350 Certification of CFO

*	Incorporated by reference to the Registration Statement on Form S-1, Registration No. 333-123817.

**	Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2006.

***	Incorporated by reference to the Quarterly Report on Form 10-Q deemed filed on November 14, 2006.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2005 filed on March 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.
By: /s/ Sophocles Zoullas
Name: Sophocles Zoullas Title: Chief Executive Officer

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007.

Signature	Title

/s/ Sophocles Zoullas	Chief Executive Officer, and Director

Sophocles Zoullas

/s/ Michael B. Goldberg	Director

Michael B. Goldberg

/s/ Frank J. Loverro	Director

Frank J. Loverro

/s/ David B. Hiley	Director

David B. Hiley

/s/ Douglas P. Haensel	Director

Douglas P. Haensel

/s/ Joseph Cianciolo	Director

Joseph Cianciolo

/s/ Michael Mitchell	Director

Michael Mitchell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	F-4
Consolidated Statements of Operations for the Year ended December 31, 2006 and for the period from January 26, 2005 (inception) to December 31, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the Year ended December 31, 2006 and for the period from January 26, 2005 (inception) to December 31, 2005	F-6
Consolidated Statements of Cash Flows for the Year ended December 31, 2006 and for the period from January 26, 2005 (inception) to December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and for the period from January 26, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006 and for the period from January 26, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eagle Bulk Shipping Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Eagle Bulk Shipping Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Eagle Bulk Shipping Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Eagle Bulk Shipping Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Eagle Bulk Shipping Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Bulk Shipping Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 and the period from January 26, 2005 (inception) to December 31, 2005 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
February 28, 2007

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS:
Current Assets:
Cash	$22,275,491	$24,526,528
Accounts Receivable	616,205	281,094
Prepaid Charter Revenue	3,740,000	8,508,000
Prepaid Expenses	1,020,821	513,145
Total Current Assets	27,652,517	33,828,767
Fixed Assets:
Vessels and Vessel Improvements, at cost, net of Accumulated Depreciation of $31,415,604 and $10,384,247 as of December 31, 2006 and 2005, respectively	502,141,951	417,581,610
Advances for Vessel Construction	25,190,941	—
Restricted Cash	6,524,616	6,624,616
Deferred Drydock Costs, net of Accumulated Amortization of $809,109 and $27,980 at December 31, 2006 and 2005 respectively	1,937,299	393,702
Deferred Financing Costs, net of Accumulated Amortization of $276,311 and $98,065 at December 31, 2006 and 2005 respectively	2,406,839	1,268,209
Other Assets	2,936,804	2,647,077
Total Assets	$568,790,967	$462,343,981
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,650,159	$1,861,145
Accrued Interest	800,683	514,631
Other Accrued Liabilities	1,717,124	424,669
Deferred Revenue	—	1,306,000
Unearned Charter Hire Revenue	2,713,060	2,444,522
Total Current Liabilities	6,881,026	6,550,967
Long-term Debt	239,974,820	140,000,000
Other Liabilities	359,180	—
Total Liabilities	247,215,026	146,550,967
Commitment and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 35,900,001 and 33,150,000 shares issued and outstanding as of December 31, 2006, and 2005, respectively	359,000	331,500
Additional Paid-In Capital	364,574,877	320,822,037
Retained Earnings (net of Dividends declared of $86,390,500 and $14,661,000 as of December 31, 2006 and 2005, respectively)	(45,935,560)	(8,007,600)
Accumulated Other Comprehensive Income	2,577,624	2,647,077
Total Stockholders’ Equity	321,575,941	315,793,014
Total Liabilities and Stockholders’ Equity	$568,790,967	$462,343,981

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2006	Period from January 26, 2005 (inception) to December 31, 2005
Revenues, net of commissions	$104,648,197	$56,066,058
Vessel Expenses	21,562,034	11,052,429
Depreciation and Amortization	21,812,486	10,412,227
General and Administrative Expenses	5,222,875	3,491,330
Management and Other Fees to Affiliates	—	6,175,046
Non-cash Compensation Expense	13,070,473	11,734,812
Total Operating Expenses	61,667,868	42,865,844
Operating Income	42,980,329	13,200,214
Interest Expense	10,548,616	7,208,641
Interest Income	(1,369,827)	(661,827)
Net Interest Expense	9,178,789	6,546,814
Net Income	$33,801,540	$6,653,400
Weighted Average Shares Outstanding:
Basic	34,543,836	21,968,824
Diluted	34,543,862	21,968,824
Per Share Amounts:
Basic Net Income	$0.98	$0.30
Diluted Net Income	$0.98	$0.30
Cash dividends declared and paid	$2.08	$0.54

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006

				Retained Earnings
	Shares	Common Shares	Additional Paid-In Capital	Net Income	Cash Dividends	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 26, 2005	—	$—	$—	$—	$—	$—	$—	$—
Comprehensive Income:
Net Income	—	—	—	6,653,400	—	6,653,400	—	6,653,400
Net Unrealized gains on derivatives	—	—	—	—	—	—	2,647,077	2,647,077
Comprehensive Income	—	—	—	—	—	—	—	9,300,477
Issuance of Common Stock and Capital Contributions	12,750,000	127,500	40,716,162	—	—	—	—	40,843,662
Initial Public Offering, net of issuance costs	14,400,000	144,000	186,385,290	—	—	—	—	186,529,290
Public Offering, net of issuance costs	6,000,000	60,000	81,985,773	—	—	—	—	82,045,773
Cash Dividends	—	—	—	—	(14,661,000)	(14,661,000)	—	(14,661,000)
Non-cash Compensation	—	—	11,734,812	—	—	—	—	11,734,812
Balance at December 31, 2005	33,150,000	$331,500	$320,822,037			$(8,007,600)	$2,647,077	$315,793,014
Comprehensive Income :
Net Income	—	—	—	33,801,540	—	33,801,540	—	33,801,540
Net Unrealized losses on derivatives	—	—	—	—	—	—	(69,453)	(69,453)
Comprehensive Income	—	—	—	—	—	—	—	33,732,087
Public Offering, net of issuance costs	2,750,001	27,500	30,682,367	—	—	—	—	30,709,867
Cash Dividends	—	—	—	—	(71,729,500)	(71,729,500)	—	(71,729,500)
Non-cash Compensation	—	—	13,070,473	—	—	—	—	13,070,473
Balance at December 31, 2006	35,900,001	$359,000	$364,574,877			$(45,935,560)	$2,577,624	$321,575,941

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2006	Period from January 26, 2005 (inception) to December 31, 2005
Cash Flows from Operating Activities
Net Income	$33,801,340	$6,653,400
Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Items included in net income not affecting cash flows:
Depreciation	21,031,357	10,384,247
Amortization of Deferred Drydocking Costs	781,129	27,980
Amortization of Deferred Financing Costs	178,246	98,065
Write-off of Deferred Financing Costs	—	1,130,712
Amortization of Prepaid and Deferred Charter Revenue	3,462,000	890,500
Non-cash Compensation Expense	13,070,473	11,734,812
Changes in Operating Assets and Liabilities:
Accounts Receivable	(335,111)	(281,094)
Prepaid Charter Revenue	—	(10,149,000)
Prepaid Expenses	(507,676)	(513,145)
Accounts Payable	(469,199)	1,620,722
Accrued Interest	286,052	514,631
Accrued Expenses	1,292,455	424,669
Deferred Revenue	—	2,056,500
Drydocking Expenses	(2,324,726)	(421,682)
Unearned Charter Hire Revenue	268,538	2,444,522
Net Cash Provided by Operating Activities	70,535,078	26,615,839
Cash Flows from Investing Activities
Purchase of Vessels and Improvements	(105,591,698)	(427,965,857)
Advances for Vessel Construction	(25,167,513)	—
Net Cash Used in Investing Activities	(130,759,211)	(427,965,857)
Cash Flows from Financing Activities
Capital Contribution	—	40,843,662
Issuance of Common Stock	33,000,000	288,600,000
Equity Issuance Costs	(2,031,920)	(19,784,514)
Bank Borrowings	99,974,820	314,450,000
Repayment of Bank Debt	—	(174,450,000)
Restricted Cash	100,000	(6,624,616)
Deferred Financing Costs	(1,340,304)	(2,496,986)
Borrowings from Eagle Ventures LLC	—	58,730,434
Repayment of Eagle Ventures LLC Note	—	(58,730,434)
Cash Dividend	(71,729,500)	(14,661,000)
Net Cash Provided by Financing Activities	57,973,096	425,876,546
Net Increase in Cash	(2,251,037)	24,526,528
Cash at Beginning of Period	24,526,528	—
Cash at End of Period	$22,275,491	$24,526,528
Supplemental Cash Flow Information:
Cash paid during the period for Interest (including Capitalized interest of $126,702 in 2006 and Commitment Fees)	$10,321,584	$5,465,233

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation and General Information:

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the ‘‘Company’’). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The Company’s fleet is comprised of Handymax bulk carriers and the Company operates its business in one business segment.

The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and was a wholly-owned subsidiary of Eagle Ventures LLC, a Marshall Islands limited liability company. Eagle Ventures LLC is owned by affiliates of Kelso & Company, L.P. (‘‘Kelso’’), members of management, a director, and outside investors. Eagle Ventures has sold the majority of its holdings in the Company. Eagle Ventures LLC currently owns approximately 0.4% of the Company’s outstanding common stock.

The Company is the sole owner of all of the outstanding shares of the Marshall Island incorporated wholly-owned subsidiaries listed below. The primary activity of each of these subsidiaries is the ownership of a vessel.

Company	Owner of Vessel	dwt.	Built	Date Acquired
Cardinal Shipping LLC	Cardinal	55,408	2004	April 18, 2005
Condor Shipping LLC	Condor	50,296	2001	April 29, 2005
Falcon Shipping LLC	Falcon	50,296	2001	April 21, 2005
Griffon Shipping LLC	Griffon	46,635	1995	June 1, 2005
Harrier Shipping LLC	Harrier	50,296	2001	April 19, 2005
Hawk Shipping LLC	Hawk I	50,296	2001	April 26, 2005
Heron Shipping LLC	Heron	52,827	2001	December 1, 2005
Jaeger Shipping LLC	Jaeger	52,248	2004	July 7, 2006
Kestrel Shipping LLC	Kestrel I	50,326	2004	June 30, 2006
Kite Shipping LLC	Kite	47,195	1997	May 9, 2005
Merlin Shipping LLC	Merlin	50,296	2001	October 26, 2005
Osprey Shipping LLC	Osprey I	50,206	2002	August 31, 2005
Peregrine Shipping LLC	Peregrine	50,913	2001	June 30, 2005
Shikra Shipping LLC	Shikra	41,096	1984	April 29, 2005
Sparrow Shipping LLC	Sparrow	48,225	2000	July 19, 2005
Tern Shipping LLC	Tern	50,200	2003	July 3, 2006
Golden Eagle Shipping LLC	Golden Eagle	56,000	2010	Newbuilding
Imperial Eagle Shipping LLC	Imperial Eagle	56,000	2010	Newbuilding

The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company.

The following table represents certain information about the Company’s revenue earning charters, as of December 31, 2006 :

Vessel	Delivered to Charterer	Time Charter Expiration(1)	Daily Time Charter Hire Rate
Cardinal(2)	April 19, 2005	March 2007 to June 2007	$26,500
Condor(3)	April 30, 2005	November 2006 to March 2007	$24,000
Falcon	April 22, 2005	February 2008 to June 2008	$20,950
Griffon(4)	February 17, 2006	January 2007 to March 2007	$13,550
Harrier(5)	April 21, 2005	March 2007 to June 2007	$23,750
Hawk I(6)	April 28, 2005	March 2007 to June 2007	$23,750
Heron	December 11, 2005	December 2007 to February 2008	$24,000
Jaeger(7)	July 7, 2006	April 2007 to June 2007	$18,550
Kestrel I(8)	July 1, 2006	December 2007 to April 2008	$18,750
Kite(9)	April 18, 2006	March 2007 to May 2007	$14,750
Merlin	October 26, 2005	October 2007 to December 2007	$24,000
Osprey I(10)	September 1, 2005	July 2008 to November 2008	$21,000
Peregrine(11)	December 16, 2006	December 2008 to February 2009	$20,500
Shikra(12)	September 10, 2006	September 2007 to December 2007	$14,800
Sparrow(13)	July 20, 2005	November 2006 to February 2007	$22,500
Tern(14)	July 3, 2006	December 2007 to April 2008	$19,000

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(2)	Upon completion of the current charter the CARDINAL will enter a new time charter at $28,000 per day for 11 to 13 months.

(3)	Upon completion of the current charter the CONDOR will enter a new time charter at $20,500 per day for 26 to 29 months. The charterer has an option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.

(4)	Upon completion of the current charter the GRIFFON will enter a new time charter at $20,075 per day for 24 to 26 months.

(5)	The charter for the HARRIER has been renewed at $24,000 per day commencing in June 2007 for 24 to 27 months.

(6)	The charter for the HAWK I has been renewed at $22,000 per day commencing in April 2007 for 24 to 26 months.

(7)	Upon completion of the current charter, the JAEGER commences a new time charter with a rate of $27,500 per day for 12 to 14 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $22,500 per day.

(8)	The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.

(9)	Upon conclusion of the current charter, the KITE commences a new time charter at $21,000 per day for 26 to 29 months.

(10)	The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a time charter rate of $25,000 per day.

(11)	Upon conclusion of the initial charter in December 2006, the PEREGRINE commenced a new time charter at $20,500 per day for 24 to 26 months.

(12)	The SHIKRA was sold on February 27, 2007.

(13)	Upon completion of the current charter in January 2007, the SPARROW commenced a new time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate.

(14)	The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.

The following table describes the revenue concentration:

	% of time charter revenue
Charterer	Year ended December 31, 2006	Period from January 26, 2005 to December 31, 2005
Charterer A	15.1%	19.9%
Charterer B	19.2%	17.2%
Charterer C	13.2%	11.3%
Charterer D	12.2%	10.4%

Note 2.    Significant Accounting Policies:

(a)	Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions were eliminated upon consolidation.

(b)	Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)	Other Comprehensive Income: The Company follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 130, ‘‘Reporting Comprehensive Income’’, which requires separate presentation of certain transactions, which are recorded directly as components of stockholders’ equity. The Company records the fair value of interest rate swaps and foreign currency swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Comprehensive Income is composed of net income and gains or losses relating to the swaps.

(d)	Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes and an amount of $124,616 which is collateralizing a letter of credit.

(e)	Accounts Receivable: Accounts receivable includes receivables from charterers for hire. At each balance sheet date, all potentially uncollectible accounts are assessed for purposes of determining the appropriate provision for doubtful accounts.

(f)	Insurance Claims: Insurance claims are recorded on an accrual basis and represent the claimable expenses, net of deductibles, incurred through each balance sheet date, which are expected to be recovered from insurance companies. Any remaining costs to complete the claims are included in accrued liabilities.

(g)	Vessels at Cost: Vessels are stated at cost which consists of the contract price and any material expenses incurred upon acquisition for major improvements and delivery expenses.

(h)	Intangibles: Where the Company identifies any intangible assets or liabilities associated with the acquisition of a vessel, the Company records all identified tangible and intangible assets or liabilities at fair value. Fair value is determined by reference to market data and the amount of expected future cash flows. The Company values any asset or liability arising from the market value of the time charters assumed when a vessel is acquired. When the time charters assumed are above market charter rates, the difference between the market charter rate and assumed charter rate is recorded as Prepaid Charter Revenue. When the time charters assumed are below market charter rates, the difference between the market charter rate and assumed charter rate is recorded as Deferred Revenue. Such assets and liabilities are amortized to revenue over the remaining period of the time charters.

(i)	Impairment of Long-Lived Assets: The Company uses SFAS No. 144 ‘‘Accounting for the Impairment or Disposal of Long-lived Assets,’’ which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard requires that, long-lived assets and certain identifiable intangibles held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company should evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties or discounted cash flow analyses. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company’s vessels.

(j)	Vessel Depreciation: Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Management estimates the useful life of the Company’s vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Management estimates the scrap rate to be $150 per lightweight ton. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life.

(k)	Accounting for Dry-Docking Costs: The Company follows the deferral method of accounting for dry-docking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next dry-docking is scheduled to become due. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels’ sale.

(l)	Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing is made.

(m)	Accounting for Revenues and Expenses: Revenues are generated from voyage and time charter agreements. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Under a voyage charter the revenues and associated voyage costs are recognized on a pro-rata basis over the duration of the voyage. Probable losses on voyages are provided for in full at the time such losses can be estimated. A voyage is deemed to commence upon the completion of discharge of the vessel’s previous cargo and is deemed to end upon the completion of discharge of the current cargo. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters which would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel and port charges. Demurrage income represents payments by the charterer to the vessel owner when loading or discharging time exceeded the stipulated time in the voyage charter and is recognized as incurred. Time charter hire and voyage charter revenue brokerage Commissions are recorded in the same period as these revenues are recognized. Vessel operating expenses are accounted for on the accrual basis.

(n)	Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.

(o)	Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred and is recorded in Vessel Expenses.

(p)	Protection and Indemnity Insurance: The Vessel’s Protection and Indemnity Insurance is subject to additional premiums referred to as ‘‘back calls’’ or ‘‘supplemental calls’’ which are accounted for on an accrual basis and is recorded in Vessel Expenses.

(q)	Derivatives: SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ as amended establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivatives’ fair value recognized currently in earnings unless specific hedge accounting criteria are met.

(r)	Earnings Per Share: Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. During 2005, the Company did not have dilutive securities outstanding.

(s)	Segment Reporting: The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e., spot or time charters. The Company does not use discrete financial information to evaluate the operating results for each such type of charter. Although revenue can be identified for these types of charters, management cannot and does not identify expenses, profitability or other financial information for these charters. As a result, management, including the chief operating decision maker, reviews operating results solely by revenue per day and operating results of the fleet and thus the Company has determined that it operates under one reportable segment. Furthermore, when the Company charters a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

(t)	Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

(u)	Income Taxes: The Company is a Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company does not believe its operations are subject to federal income taxes in the United States of America and other jurisdictions in which it operates.

Note 3.    Vessels and Vessel Improvements

The Company acquired three vessels in 2006 and 13 vessels in 2005. Vessel and vessel improvements costs in 2006 amounted to $105,591,698. These costs consist of aggregate purchase contract price of $105,000,000 and $112,609 in additional costs relating to the acquisition of the three vessels and $479,089 in costs relating to improvements to its fleet. During the year 2005, the Company through its subsidiaries acquired 13 vessels at a total cost of $427,144,953. These costs consists of aggregate purchase contract price of $434,877,903, $359,550 in additional costs relating to the acquisition of the vessels, and $8,092,500 in net prepaid charter revenue adjustments relating to the assumption of time charters associated with certain of the acquired vessels. The Company has also capitalized $820,904 of costs relating to vessel improvements.

Vessel and vessel improvement costs have been depreciated from the date of their acquisition through their remaining estimated useful life. Depreciation expense for 2006 and 2005 was $21,037,357 and $10,384,247 respectively.

In 2006, the Company, through its subsidiaries, entered into two vessel newbuilding contracts for the construction of two 56,000 deadweight ton vessels which are expected to be delivered in January and February of 2010, respectively. The contract price for each vessel is 3.655 billion Japanese Yen or approximately $33.5 million after giving effect to currency hedges. The Company has placed deposits for the two newbuidling vessels which amount to an equivalent $24,798,118. Included in Advances for Vessel Construction, as of December 31, 2006, are capitalized costs of $392,823 which consists of interest expense of $259,580 ($236,152 in financing costs and $23,428 in amortization of financing expenses) and legal and technical supervision fees of $133,243.

Note 4.    Accrued Liabilities

Other Accrued Liabilities consist of:

	December 31, 2006	December 31, 2005
Vessel Expenses	$623,935	$261,496
General and Administrative, and Other Expenses	1,093,189	163,173
Balance	1,717,124	$424,669

Note 5.    Long-Term Debt

Prior to the Company’s initial public offering of June 2005, the Company’s subsidiaries had initially entered into a term loan facility to partially fund the purchase of the initial 11 vessel of the fleet and the aggregate principal balance under the term loan facility was $185,950,000. The Company used a portion of the proceeds from the initial public offering to repay $125,950,000 of the principal balance under the term loan facility. Subsequent to the offering, in June 2005 the Company borrowed an additional $28,500,000 to partially fund a vessel purchase. In July 2005, the Company refinanced the $88,500,000 outstanding under term loan with a $330,000,000 revolving credit facility. During the remainder of 2005, the Company borrowed an additional $100,000,000 from the revolving credit facility to fund vessel purchases. The Company used a portion of the proceeds from its follow-on equity offering in October 2005 to repay $48,500,000 of the principal balance under the revolving credit facility. As of December 31, 2005, the Company’s debt consisted of $140,000,000 in borrowings under the revolving credit facility.

In June and July 2006, the Company borrowed an aggregate of $74,800,000 to partially fund the acquisition of the three additional vessels KESTREL I, TERN and JAEGER. In July 2006, the Company amended and increased its initial $330,000,000 revolving credit facility to $450,000,000 with a new term of ten years expiring in July 2016. The Company incurred arrangement fees of $900,000 which was paid to its lender in connection with the amended credit facility. In November 2006, the Company further enhanced its facility to $500,000,000 to facilitate its newbuilding program. The Company paid an arrangement fee of $250,000 to its lender in connection with the latest amendment to the credit facility. In November 2006, the Company borrowed $25,174,820 to place vessel contract deposits and pay for the capitalized interest costs associated with the two newbuilding vessels GOLDEN EAGLE and IMPERIAL EAGLE. At December 31, 2006, the Company’s debt consisted of $239,974,820 in borrowings under the revolving credit facility.

The amended facility will be available for a period of six years from July 30, 2006. The structure of the financing will enable the Company to capitalize pre-delivery payments under the vessel newbuilding contracts and costs associated with supervision and financing of those vessels. There are no principal repayment obligations under the amended facility until July 2012. Over the remaining four years until maturity in July 2016, the facility will reduce in semi-annual amounts of $28,750,000 with a final reduction of $270,000,000 occurring simultaneously with the last semi-annual reduction. All other terms and conditions of the amended facility remain the same as the existing facility.

The Company is permitted to borrow up to $15,000,000 at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time our ability to borrow amounts for working capital purposes is subject to review and reapproval on an annual basis. The amended facility bears interest at the rate of 0.75% to 0.85% over LIBOR

(decreased from 0.95% over LIBOR under its initial revolving facility), depending upon the amount of debt drawn as a percentage of the value of the Company’s vessels. The Company also pays on a quarterly basis a commitment fee of 0.25% per annum on the undrawn amount of the amended facility.

At December 31, 2006, the Company has remaining undrawn capacity of $260,025,180, including amounts available to borrow for working capital purposes as described below, and in connection with future acquisitions of dry bulk carriers between 25,000 dwt and 85,000 dwt that are not older than 10 years.

The Company is permitted to borrow up to $15,000,000 (increased from $10,000,000 under the initial revolving credit facility) at any one time for working capital purposes during an initial period of 18 months from the first draw down date, after which time its ability to borrow amounts for working capital purposes is subject to review and reapproval on an annual basis.

The Company’s ability to borrow amounts under the new credit facility is subject to satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 60% of the value of the vessels securing the Company’s obligations under the credit facility. The Company’s ability to borrow such amounts, in each case, is subject to its lender’s approval of the vessel acquisition. The lender’s approval will be based on the lender’s satisfaction of the Company’s ability to raise additional capital through equity issuances in amounts acceptable to the lender and the proposed employment of the vessel to be acquired.

The Company’s obligations under the credit facility is secured by a first priority mortgage on each of the vessels in its fleet and such other vessels that it may from time to time include with the approval of the lender, a first assignment of all freights, earnings, issuances and compensation. The Company’s new credit facility will also limit its ability to create liens on its assets in favor of other parties. The Company may grant additional security from time to time in the future.

The new credit facility, as amended, contains financial covenants requiring the Company, among other things, to ensure that: (1) the aggregate market value of the vessels in the Company’s fleet that secure its obligations under the new credit facility, as determined by an independent shipbroker on a charter-free basis, at all times exceeds 125% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements; (2) to the extent the Company’s debt during any accounting period is less than $250,000,000, the Company’s total assets minus debt will not be less than $100,000,000; to the extent the Company’s debt during any accounting period is greater than $250,000,000, the Company’s total assets minus debt will not be less than $150,000,000; (3) the Company’s EBITDA, as defined in the credit agreement, will at all times be not less than 2.0x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and (4) the Company maintains with the lender $400,000 per vessel in addition to an amount adequate to meet anticipated capital expenditures for the vessel over a 12 month period. Such cash deposits are recorded in Restricted Cash.

For the purposes of the credit facility, the Company’s ‘‘total assets’’ will be defined to include its tangible fixed assets and its current assets, as set forth in the consolidated financial statements, except that the value of any vessels in its fleet that secure its obligations under the new credit facility will be measured by their fair market value rather than their carrying value on its consolidated balance sheet.

The Company’s revolving credit facility permits it to pay dividends in amounts up to its earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant.

For the year ended December 31, 2006, interest rates on the Company’s outstanding debt ranged from 4.97% to 6.32%, including a margin over LIBOR applicable under the terms of the facility. The weighted average effective interest rate was 5.39%. During 2005, from inception of the Company’s debt through December 31, 2005, interest rates ranged on our outstanding debt from 4.10% to 5.49%, including a margin of 0.95% over LIBOR. The weighted average effective interest rate was 4.69%.

Interest Expense, exclusive of capitalized interest, consists of:

	Year ended December 31, 2006	Year ended December 31, 2005
Loan Interest	$9,694,244	$4,855,054
Commitment Fees	676,126	516,588
Eagle Ventures Note Interest	—	608,222
Amortization of Deferred Financing Costs	178,246	98,065
Write-off of Deferred Financing Costs	—	1,130,712
Total Interest Expense	$10,548,616	$7,208,641

Interest expense on the debt borrowed to fund the deposits for the two newbuilding vessels amounted to $259,580 ($236,152 in financing costs and $23,428 in amortization of financing expenses) and this amount has been capitalized as part of the cost of the newbuilding vessels and is included in Advances for Vessel Construction in our financial statements as of December 31, 2006.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges.

During 2006, the Company entered into interest rate swap contracts for notional amounts of $84,800,000 and $25,048,118. These contracts mature in September 2009 and December 2011. On these contracts, exclusive of applicable margin, the Company will pay fixed-rate interest of 5.24% and 4.74% respectively, and receive floating-rate interest amounts based on three month LIBOR settings. The Company has two other interest rate swap contracts for notional amounts of $100,000,000 and $30,000,000 which were entered into in 2005. These contracts mature in September 2010. On these contracts, exclusive of applicable margin, the Company pays 4.22% and 4.54% fixed-rate interest, respectively, and receives floating-rate interest amounts based on three-month LIBOR settings.

The Company records the fair value of the interest rate swap as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $2,936,804 and $2,647,077 has been recorded in Other Assets in the financial statements as of December 31, 2006 and December 31, 2005, respectively.

Foreign Currency Swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. In 2006, the Company entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of two new-build vessels which are expected to be delivered to the Company in January 2010 and February 2010. In 2006, the Company has swapped a total of 7,310,000,000 in yen currency exposure into equivalent US $67,108,583. At December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating JPY 4,386,000,000 swapped into equivalent US $42,310,465. The Company records the fair value of the currency swaps as an asset or liability in its financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $359,180 has been recorded in Other Liabilities in the accompanying financial statements as of December 31, 2006.

Note 6.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents   —   The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt   —   The carrying amounts of borrowings under the credit agreement and the other floating rate loans approximate their fair value, due to the variable interest rate nature thereof.

Interest rate swaps   —   The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Foreign currency swaps   — The fair value of foreign currency swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Note 7.    Related Party Transactions

The Company did not incur any related party expenses in 2006.

In 2005 the Company had a financial advisory agreement dated February 1, 2005 with Kelso. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The agreement had also provided for Kelso to be paid fees in connection with other financial advisory services. In June 2005, the Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The Company recorded an expense of $6,175,046 in the quarter ended June 30, 2005 for fees incurred under such agreement.

Note 8.    Commitments and Contingencies

Vessel Technical Management Contract

The Company has entered into technical management agreements for each of its vessels with V. Ships Management Ltd., an independent technical manager. The Company paid V. Ships monthly technical management fees of $8,583 and $8,333 per vessel in 2006 and 2005, respectively.

Operating Lease

In December 2005, the Company entered into a lease for office space. The lease is secured by a Letter of Credit backed by cash collateral of $124,616 which amount is recorded under Restricted Cash. The Letter of Credit amounts decline to zero at the conclusion of the lease. The future minimum commitments under lease obligations for office space are as follows, and will be recorded:

2007	$250,521
2008	260,634
2009	270,814
2010	273,193
2011	68,858
Total	$1,124,020

Note 9.    Earnings Per Common Share

The computation of earnings per share is based on the weighted average number of common shares outstanding during the period. In March 2006, the Company granted options to purchase 56,666 shares of the Company’s stock under the 2005 Stock Incentive Plan (see Note 12). Diluted net income per share gives effect to the aforementioned stock options.

	Year ended December 31, 2006	Period from January 26, 2005 (inception) to December 31, 2005
Net Income/(Loss)	$33,801,540	$6,653,400
Weighted Average Shares – Basic	34,543,836	21,968,824
Dilutive effect of stock options	26	—
Weighted Average Shares – Diluted	34,543,862	21,968,824
Basic Earnings Per Share	$0.98	$0.30
Diluted Earnings Per Share	$0.98	$0.30

Note 10.    Non-cash Compensation

Members of the Company’s management have been awarded profits interests in Eagle Ventures LLC that may entitle such persons to an economic interest of up to 16.7% on a fully diluted basis (assuming all profits interests were vested) in any appreciation in the value of the assets of Eagle Ventures LLC (including shares of the Company’s common shares owned by Eagle Ventures LLC when sold). The vesting of profits interests may be further accelerated in the future by the compensation committee of Eagle Ventures LLC. These profits interests will dilute only the interests of owners of Eagle Ventures LLC, and will not dilute direct holders of the Company’s common shares. However, the Company’s statement of operations reflects non-cash charges for compensation related to the profits interests.

For the year ended December 31, 2006 the Company recorded non-cash compensation charges of $13,070,473. The expense for the year includes $13,023,440 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s principal shareholder Eagle Ventures LLC, and a non-cash charge of $47,033 which relates to the fair value of the stock options granted on March 17, 2006 to certain directors of the Company under the 2005 Stock Incentive Plan.

These non-cash, non-dilutive charges relate to profits interests awarded to members of the Company’s management by the Company’s principal shareholder Eagle Ventures LLC. These profits interests will dilute only the interests of the owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company’s common shares. The non-cash compensation charge is being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges will be based on the fair value of the profits interests which will be ‘‘marked to market’’ at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests will be recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance related profits interests will be adjusted prospectively as a change in estimate.

On January 28, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated (the ‘‘Third LLC Agreement’’). This provided for the award of additional profits interests in Eagle Ventures LLC to certain management employees and provided for certain adjustments in the manner distributions are made by Eagle Ventures in connection with such newly awarded profits interests.

On March 8, 2006, the Third LLC Agreement was amended and restated (the ‘‘Fourth LLC Agreement’’). Pursuant to the Fourth LLC Agreement, an adjustment was made in the schedule governing the management members’ retention of service-related profits interests upon their termination of employment with Eagle Ventures LLC or its subsidiaries (including the Company). In addition, under the Fourth LLC Agreement one-fourth of the service-related profits interests granted on January 28, 2006 were immediately vested and the remaining newly granted service-related profits interests were made subject to a three-year retention schedule

On September 12, 2006, Eagle Ventures, sold 2,300,000 shares of the Company’s common shares in a secondary offering. The Company did not receive any proceeds from this offering. Eagle Ventures distributed the proceeds of this secondary offering to its members in accordance with the Fourth LLC Agreement. Named executive officers of the Company received proceeds from this distribution (in respect of vested profits interests) as follows: Sophocles Zoullas ($1,497,107) and Alan Ginsberg ($99,807). Named executive officers of the Company received additional proceeds from this distribution (in respect of their common ownership interests in Eagle Ventures) as follows: Sophocles Zoullas ($481,704) and Alan Ginsberg ($3,030).

On November 9, 2006, the limited liability company agreement of Eagle Ventures LLC was amended and restated (the ‘‘Fifth LLC Agreement’’). Pursuant to the Fifth LLC Agreement, the unvested portion of the performance-related profits interests that previously vested ratably based on Kelso affiliates achieving a multiple (ranging from two to four times) on their original investment in the Company will now vest ratably based on Kelso affiliates achieving a multiple (ranging from two to 3.25 times) on their original investment in the Company. In addition, a first priority catch-up payment was added so that certain members of Eagle Ventures receive a first priority distribution from Eagle Ventures, prior to other distributions to members of Eagle Ventures, in an aggregate amount of approximately $100,000, in order to adjust for the interest payments received by Eagle Ventures on loans made by Eagle Ventures to the Company prior to its initial public offering. Furthermore, all of the service-related profits interests that are subject to a three-year vesting schedule are now considered fully vested for purposes of determining participation in distributions from Eagle Ventures. Finally, a second priority catch-up payment was added so that management members receive a second priority distribution from Eagle Ventures, prior to other distributions to members of Eagle Ventures (other than the first priority catch-up payment described above), in an aggregate amount of approximately $740,000, as a catch-up in respect of such newly vested service-related profits interests.

On November 14, 2006, Eagle Ventures, sold 2,700,000 shares of the Company’s common shares in a secondary offering. The Company did not receive any proceeds from this offering. Eagle Ventures distributed the proceeds of this secondary offering to its members in accordance with the Fifth LLC Agreement. Named executive officers of the Company received distributions (in respect of vested profits interests) as follows: Sophocles Zoullas ($4,154,904) and Alan Ginsberg ($287,131). Named executive officers of the Company received distributions (in respect of their common ownership interests in Eagle Ventures) as follows: Sophocles Zoullas ($563,162) and Alan Ginsberg ($3,542).

On January 8, 2007, Eagle Ventures distributed 94,543 shares of the Company’s common shares to Sophocles Zoullas, one of our named executive officers, in full liquidation of the common interests held by Mr. Zoullas in Eagle Ventures.

On January 9, 2007, Eagle Ventures, sold 7,202,679 shares of the Company’s common shares in a secondary offering. The Company did not receive any proceeds from this offering. Based on the discretion of the compensation committee of Eagle Ventures, exercised in accordance with the Fifth LLC Agreement, Eagle Ventures redeemed and retired the common interests held by certain members in full liquidation of the common interests held such members. Alan Ginsberg, a named executive officer of the Company, received a distribution (in respect of his common ownership interests in Eagle Ventures) of $10,061. The remaining proceeds received by Eagle Ventures will be retained until a future distribution is determined to be made by the compensation committee of Eagle Ventures. Future distributions of the remaining cash proceeds, and the proceeds received from the sale of the 127,778 common shares held by Eagle Ventures, will be distributed to the remaining members of Eagle Ventures, including an affiliate of Kelso and members of our management that hold profits interests, in accordance with the Fifth LLC Agreement, as modified by the permitted discretion of the compensation committee of Eagle Ventures reflected in an amendment to the Fifth LLC Agreement. In particular, Eagle Ventures retained $13,733,491 in cash, plus future accrued interest thereon, in respect of Mr. Zoullas’ profits interests and $2,961,868, plus future accrued interest thereon, in respect of Mr. Ginsberg’s profits interests. Further, Eagle Ventures retained 90,133 common shares in respect of Mr. Zoullas’ profit interests and 19,439 of our common shares in respect of Mr. Ginsberg’s profit interests. The Company will record a non-cash compensation charge of approximately $3,137,812 in the first quarter of 2007 as a result of this amendment.

In addition, in fiscal year 2005, the Company declared one quarterly dividend in the aggregate amount of $0.54 per share of its common stock to its shareholders. Eagle Ventures distributed the proceeds of these dividends to its members in accordance with the Second Amended and Restated Limited Liability Company Agreement of Eagle Ventures. Named executive officers of the Company received aggregate proceeds from these distributions (in respect of their common ownership interest in Eagle Ventures) as follows: Sophocles Zoullas ($212,649) and Alan Ginsberg ($1,337). In fiscal year 2006, the Company declared four quarterly dividends in the aggregate amount of $2.08 per share of its common stock to its shareholders in January, April, July and October 2006. Eagle Ventures distributed the proceeds of these dividends to its members in accordance with the Amended and Restated Limited Liability Company Agreement of Eagle Ventures, as amended at the time each dividend was declared and paid. Named executive officers of the Company received aggregate proceeds from these distributions (in respect of vested profits interests) as follows: Sophocles Zoullas ($334,710) and Alan Ginsberg ($22,314). Named executive officers of the Company received aggregate additional proceeds from these distributions (in respect of their common ownership interests in Eagle Ventures) as follows: Sophocles Zoullas ($261,805) and Alan Ginsberg ($1,647).

Note 11.    Capital Stock

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

On June 28, 2006 the Company sold 2,750,000 shares of its common stock to certain institutional investors in a private placement at $12.00 per share raising gross proceeds of $33,000,000 before deduction of fees and expenses of $1,770,811. The Company used the proceeds from the offering to fund a portion of the acquisition of three vessels KESTREL I, TERN and JAEGER.

On September 5, 2006, the Company filed an S-3 shelf registration which would enable the Company to issue upto $220,500,000 in securities. On December 29, 2006, the Company filed an S-3 shelf registration which retained this amount in any proposed primary offering.

Dividends

The Company’s current policy is to declare quarterly dividends to stockholders in February, April, July and October. Payment of dividends is limited by the terms of certain agreements to which the Company and its subsidiaries are party. The Company’s revolving credit facility permits it to pay quarterly dividends in amounts up to its quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. However, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company’s results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors.

In 2006, the Company declared four quarterly dividends in the aggregate amount of $2.08 per share of its common stock in January, April, July and October. Aggregate payments were $71.7 million for dividends declared in 2006. In 2005, the Company declared and paid a quarterly dividend on its common stock in the amount of $0.54 per share in October 2005. The aggregate amount of this cash dividend payment was $14.7 million.

Note 12.    2005 Stock Incentive Plan

The Company adopted the 2005 Stock Incentive Plan for the purpose of affording an incentive to eligible persons. The 2005 Stock Incentive Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, dividend equivalents and other awards based on or relating to the Company’s common stock to eligible non-employee directors, selected officers and other employees and independent contractors. The plan is administered by a committee of the Company’s Board of Directors.

An aggregate of 2.6 million shares of the Company’s common stock has been authorized for issuance under the plan. As of December 31, 2005, no grants had been made under the plan. On March 17, 2006, the Company granted options to purchase 56,666 shares of the Company’s common stock to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. All options expire ten years from the date of grant. As of December 31, 2006, no other grants have been made under the plan.

In 2006, the Company recorded a non-cash compensation charge of $47,033 relating to the fair value of these stock options. For purposes of determining compensation cost for the Company’s stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%, dividend yield of 14%, expected stock price volatility factor of 0.33.

On March 17, 2006, the Company also granted a Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 62,964 shares of the Company’s common stock. This award entitles the participant to receive a Dividend Equivalent payment each time the Company pays a dividend to the Company’s stockholders. The amount of the Dividend Equivalent payment is equal to the number of Dividend Equivalent Rights multiplied by the amount of the per share dividend paid by the Company on its stock on the date the dividend is paid. In 2006, the Company recorded $95,267 as compensation expense for the Dividend Equivalent payments.

Subsequent to December 31, 2006, the Company has granted options to purchase an additional 13,334 shares of the Company’s common stock to its independent non-employee directors. The Company has also granted options to purchase 524,000 shares of the Company’s common stock to its management.

Note 12A.    2006 and 2005 Quarterly Results of Operations (Unaudited)

Consolidated Statement of Operations	Three Months ended March 31,	Three Months ended June 30,	Three Months ended September 30,	Three Months ended December 31,
(Unaudited)
2006
Revenues, net of commissions	$23,790,052	$24,105,383	$28,358,830	$28,393,932
Total Operating Expenses	11,262,744	12,910,077	16,442,389	21,052,658
Operating Income	12,527,308	11,195,306	11,916,441	7,341,274
Net Income	10,792,501	9,391,736	9,100,737	4,516,566

Basic Net Income	$0.33	$0.28	$0.27	$0.13
Diluted Net Income	$0.33	$0.28	$0.27	$0.13
Cash dividends declared and paid	$0.57	$0.50	$0.50	$0.51

	Period from January 26, 2005 (inception) to March 31,(a)	Three Months ended June 30,	Three Months ended September 30,	Period from January 26, 2005 (inception) to December 31,
2005
Revenues, net of commissions	—	$10,615,879	$21,137,615	$24,312,564
Total Operating Expenses	—	19,565,687	12,160,758	10,333,186
Operating Income (Loss)	—	(8,949,808)	8,976,857	13,979,378
Net Income (Loss)	—	$(12,088,544)	$7,394,289	12,153,868
Basic Net Income	—	$(0.87)	$0.27	$0.39
Diluted Net Income	—	$(0.87)	$0.27	$0.39
Cash dividends declared and paid	—	—	—	$0.54

(a)	The Company’s inception was on January 26, 2005 and it began vessel operations in April 2005. It issued shares to the public on June 23, 2005.

Note 13.    Subsequent Events

Dividend

On February 15, 2007 the Company’s Board of Directors declared a cash dividend for the fourth quarter of 2006 of $0.51 per share to be paid on March 2, 2007 to all shareholders of record as of February 28, 2007. The aggregate amount of this cash dividend is $18,309,000.

Vessels

Subsequent to December 31, 2006, the Company entered into vessel sale and purchase agreements. It has agreed to purchase 3 modern Supramax vessels for a total contract price of $138,700,000, agreed to sell the SHIKRA, a 1984-built Handymax vessel to an unrelated third party for $12,500,000, and signed letters of intent for the construction of two 56,000 dwt vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard which are expected to be delivered in the fourth quarter of 2008 and the first quarter of 2009, respectively.

The three Supramax vessels will be delivered in April, June and July of 2007. The vessel delivering in April 2007 will enter into a two year charter at a daily rate of $24,600. The vessel delivering in June 2007 will enter into a two year charter at a daily rate of $24,200. The vessel delivering in July 2007 will enter into a one-year employment at rate of $30,400 per day. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $24,400 per day.

In order to effectively eliminate currency risk on the vessel newbuildings described above, the Company has entered into forward currency hedges to swap an equivalent of $66,400,000 in Japanese yen into U.S. dollars.