Form 10-Q
period 2007-03-31
Eagle Bulk Shipping Inc.
filed 2007-05-10
CIK 1322439

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from        to

                              --------------------

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

                              477 Madison Avenue
                           New York, New York 10022
                    Address of Principal Executive Offices

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

                                  YES  [X]     NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer [ ]  Accelerated Filer  [X]  Non-accelerated Filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  YES  [ ]     NO  [X]
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Common Stock, par value $0.01 per share 41,713,820
                     shares outstanding as of May 9, 2007.

================================================================================

                                TABLE OF CONTENTS
                                ------------------

                                                                           Page
                                                                           ----

PART I       FINANCIAL INFORMATION
Item 1.       Financial Statements
                   Consolidated Balance Sheets as of March 31, 2007
                   (unaudited) and December 31, 2006........................ 3

                   Consolidated Statements of Operations (unaudited)
                   for the three-months ended March 31, 2007 and 2006....... 4

                   Consolidated Statement of Stockholders' Equity
                   (unaudited) for the three-months ended
                   March 31, 2007........................................... 5

                   Consolidated Statements of Cash Flows (unaudited)
                   for the three-months ended March 31, 2007
                   and 2006................................................. 6

              Notes to Consolidated Financial Statements.................... 7

Item 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................15

Item 3.       Quantitative and Qualitative Disclosures about Market Risks...30

Item 4.       Controls and Procedures.......................................31

PART II       OTHER INFORMATION
Item 1.       Legal Proceedings.............................................32
Item 1A.      Risk Factors..................................................32
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...32
Item 3.       Defaults upon Senior Securities...............................32
Item 4.       Submission of Matters to a Vote of Security Holders...........32
Item 5.       Other Information.............................................32
Item 6.       Exhibits......................................................32
              Signatures....................................................33

Part 1:  FINANCIAL INFORMATION
Item 1:  Financial Statements

                            EAGLE BULK SHIPPING INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                March 31, 2007     December 31, 2006
                                                                                ---------------    ------------------
                                                                                           (Unaudited)
 ASSETS:
 Current Assets:
    Cash .......................................................................   $118,995,212        $22,275,491
    Accounts Receivable.........................................................        852,690            616,205
    Prepaid Charter Revenue.....................................................      2,660,000          3,740,000
    Prepaid Expenses............................................................      1,018,155          1,020,821
                                                                                ----------------   ----------------
  Total Current Assets..........................................................    123,526,057         27,652,517
 Advances for Vessel Acquisition ...............................................     23,475,897                 --
    Vessels and Vessel Improvements, net .......................................    485,487,389        502,141,951
 Advances for Vessel Construction ..............................................     51,013,960         25,190,941
 Restricted Cash................................................................      6,124,616          6,524,616
 Deferred Drydock Costs, net of Accumulated Amortization of $1,084,092
  at March 31, 2007, and $809,109 atDecember 31, 2006...........................      1,662,316          1,937,299
 Deferred Financing Costs, net of Accumulated Amortization of $334,323
  at March 31, 2007 and $276,311 atDecember 31, 2006............................      2,313,090          2,406,839
 Other Assets ..................................................................      1,763,161          2,936,804
                                                                                ----------------   ----------------
 Total Assets...................................................................   $695,366,486       $568,790,967
                                                                                ================   ================
 LIABILITIES & STOCKHOLDERS' EQUITY
 Current Liabilities:
 Accounts Payable...............................................................     $2,585,423         $1,650,159
 Accrued Interest...............................................................        882,475            800,683
 Other Accrued Liabilities......................................................      1,911,760          1,717,124
 Unearned Charter Hire Revenue..................................................      3,172,897          2,713,060
                                                                                ----------------   ----------------
  Total Current Liabilities.....................................................      8,552,555          6,881,026
 Long-term Debt.................................................................    265,624,561        239,974,820
 Other Liabilities..............................................................         45,411            359,180
                                                                                ----------------   ----------------
 Total Liabilities..............................................................    274,222,527        247,215,026
 Commitment and Contingencies                                                                --                 --
 Stockholders' Equity:
 Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued.....             --                 --
 Common shares, $.01 par value, 100,000,000 shares authorized,
  41,713,820 shares issued and outstanding as of March 31, 2007 and 35,900,000 shares issued and outstanding as
  of December 31, 2006, respectively                                                    417,138            359,000
 Additional Paid-In Capital.....................................................    474,765,843        364,574,877
 Retained Earnings (net of cumulative dividends declared of
  $104,699,500 at March 31, 2007 and $86,390,500 at
  December 31, 2006)............................................................    (55,756,772)       (45,935,560)
 Accumulated Other Comprehensive Income.........................................      1,717,750          2,577,624
                                                                                ------------------ ----------------
  Total Stockholders' Equity....................................................    421,143,959        321,575,941
                                                                                ------------------ ----------------
 Total Liabilities and Stockholders' Equity.....................................   $695,366,486       $568,790,967
                                                                                ================== =================

                The accompanying notes are an integral part of these Consolidated Financial Statements.

                            EAGLE BULK SHIPPING INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                 -----------------------------------------
                                                   March 31, 2007       March 31, 2006
 Revenues, net of Commissions....................     $26,908,532          $23,790,052

 Vessel Expenses.................................       6,245,898            4,704,997
 Depreciation and Amortization...................       5,790,631            4,819,582
 General and Administrative Expenses.............       1,643,820              985,479
 Non-cash Compensation Expense...................       3,259,223              752,686
 Gain on Sale of Vessel..........................       (872,568)                   --
                                                 -----------------    -----------------
    Total Operating Expenses.....................      16,067,004           11,262,744
                                                 -----------------    -----------------
 Operating Income................................      10,841,528           12,527,308
 Interest Expense................................       3,152,125            2,066,351
 Interest Income.................................       (798,385)            (331,544)
                                                 -----------------    -----------------
    Net Interest Expense.........................       2,353,740            1,734,807
                                                 -----------------    -----------------
 Net Income......................................    $  8,487,788         $ 10,792,501
                                                 =================    =================
 Weighted Average Shares Outstanding :
 Basic...........................................      37,450,578           33,150,000
 Diluted.........................................      37,480,914           33,150,106

 Per Share Amounts:

 Basic Net Income................................          $ 0.23               $ 0.33
 Diluted Net Income..............................          $ 0.23               $ 0.33
 Cash Dividends Declared and Paid................          $ 0.51               $ 0.57

                   The accompanying notes are an integral part
                  of these Consolidated Financial Statements.


                            EAGLE BULK SHIPPING INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2007

                                                Additional                                                Other         Total
                                     Common      Paid-In                                  Accumulated  Comprehensive Stockholder's
                         Shares      Shares      Capital     Net Income   Cash Dividends    Deficit       Income       Equity
                        ----------  --------   ------------  -----------  -------------- ------------   -----------  -------------

Balance at December
  31, 2006............  35,900,001  $359,000   $364,574,877  $40,454,940   $(86,390,500) $(45,935,560)  $2,577,624    $321,575,941
Comprehensive Income:
   Net Income.........          --        --             --    8,487,788             --     8,487,788           --       8,487,788
   Net Change in
    Unrealized Gains
    on Derivatives....          --        --             --           --             --            --     (859,874)       (859,874)
                                                                                                                      ------------
Comprehensive Income...         --        --             --           --             --            --           --       7,627,914
Issuance of Common
  Shares, net of
  issuance costs......   5,813,819    58,138    106,931,743           --             --             --          --     106,989,881
Cash Dividends........          --        --             --           --    (18,309,000)  (18,309,000)          --     (18,309,000)
Non-cash Compensation..         --        --      3,259,223           --             --             --          --       3,259,223
Balance at March
  31, 2007............. 41,713,820  $417,138   $474,765,843  $48,942,728  $(104,699,500) $(55,756,772)  $1,717,750    $421,143,959
                        ========== =========   ============  ===========  ============== =============  ==========    ============

                        The accompanying notes are an integral part of these Consolidated Financial Statements.


                            EAGLE BULK SHIPPING INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                Three Months Ended
                                                                                          March 31, 2007   March 31, 2006
                                                                                         ---------------  ----------------
 Cash Flows from Operating Activities:
 Net Income..............................................................................   $8,487,788       $10,792,501
 Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
 Items included in net income not affecting cash flows:
Depreciation.............................................................................    5,515,648         4,697,471
Amortization of Deferred Drydocking Costs................................................      274,983           122,111
Amortization of Deferred Financing Costs ................................................       58,012            32,950
Amortization of Prepaid and Deferred Charter Revenue.....................................    1,080,000           937,000
Non-cash Compensation Expense............................................................    3,259,223           752,686
Gain on Sale of Vessel...................................................................    (872,568)                --
 Changes in Operating Assets and Liabilities:
Accounts Receivable......................................................................    (236,485)           (51,145)
Prepaid Expenses.........................................................................        2,666        (1,269,690)
Accounts Payable.........................................................................      496,342         1,412,309
Accrued Interest.........................................................................       81,792             7,275
Accrued Expenses.........................................................................      194,636           (41,327)
Drydocking Expenditures..................................................................            --       (1,464,473)
Unearned Charter Hire Revenue............................................................      459,837          (178,020)
                                                                                         --------------   ---------------
 Net Cash Provided by Operating Activities...............................................   18,801,874        15,749,648
 Cash Flows from Investing Activities:
Advances for Vessel Acquisition.......................................................... (23,475,897)                --
Advances for Vessel Construction......................................................... (25,787,282)                --
Proceeds from Sale of Vessel.............................................................   12,011,482                --
                                                                                         --------------   ---------------
 Net Cash Used in Investing Activities................................................... (37,251,697)                --

 Cash Flows from Financing Activities:
Issuance of Common Stock.................................................................  110,171,870                --
Equity Issuance Costs....................................................................  (2,743,067)                --
Bank Borrowings..........................................................................   38,089,741                --
Repayment of Bank Debt................................................................... (12,440,000)                --
Decrease in Restricted Cash..............................................................      400,000                --
Deferred Financing Costs.................................................................           --            (1,530)
Cash Dividends........................................................................... (18,309,000)       (18,895,500)
                                                                                         --------------   ---------------
 Net Cash Provided by/(Used in) Financing Activities.....................................  115,169,544       (18,897,030)

 Net Increase/(Decrease) in Cash.........................................................   96,719,721        (3,147,382)
 Cash at Beginning of Period.............................................................   22,275,491        24,526,528
                                                                                         --------------   ---------------
 Cash at End of Period................................................................... $118,995,212      $ 21,379,146
                                                                                         ==============   ===============
 Supplemental Cash Flow Information:
Cash paid during the period for Interest (including Capitalized interest
  of $375,845 in 2007 and Commitment Fees)...............................................   $3,485,585        $2,025,940

                        The accompanying notes are an integral part of these Consolidated Financial Statements.


                            EAGLE BULK SHIPPING INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Basis of Presentation and General Information

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

     The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and was a wholly owned subsidiary of Eagle Ventures LLC, a Marshall Islands limited liability company ("Eagle Ventures"). Eagle Ventures is owned by affiliates of Kelso & Company, L.P. ("Kelso"), members of management, a director, and outside investors. Eagle Ventures has sold the majority of its holdings in the Company. Eagle Ventures currently owns approximately 0.3% of the Company's outstanding common stock.

     The Company is the sole owner of all of the outstanding shares of the Marshall Islands incorporated wholly-owned subsidiaries listed below. The primary activity of each of these subsidiaries is the ownership of a vessel.


-----------------------------------------------------------------------------------------
 Company                            Owner of           dwt.   Built   Date Acquired
 -------                            Vessel            ------  ------  ----------------
                                    ------
 Cardinal Shipping LLC............. Cardinal          55,408   2004   April 18, 2005
 Condor Shipping LLC............... Condor            50,296   2001   April 29, 2005
 Falcon Shipping LLC............... Falcon            50,296   2001   April 21, 2005
 Griffon Shipping LLC.............. Griffon           46,635   1995   June 1, 2005
 Harrier Shipping LLC.............. Harrier           50,296   2001   April 19, 2005
 Hawk Shipping LLC................. Hawk I            50,296   2001   April 26, 2005
 Heron Shipping LLC................ Heron             52,827   2001   December 1, 2005
 Jaeger Shipping LLC............... Jaeger            52,248   2004   July 7, 2006
 Kestrel Shipping LLC.............. Kestrel I         50,326   2004   June 30, 2006
 Kite Shipping LLC................. Kite              47,195   1997   May 9, 2005
 Merlin Shipping LLC............... Merlin            50,296   2001   October 26, 2005
 Osprey Shipping LLC............... Osprey I          50,206   2002   August 31, 2005
 Peregrine Shipping LLC............ Peregrine         50,913   2001   June 30, 2005
 Shikra Shipping LLC............... Shikra *          41,096   1984   April 29, 2005
 Sparrow Shipping LLC.............. Sparrow           48,225   2000   July 19, 2005
 Tern Shipping LLC................. Tern              50,200   2003   July 3, 2006
 Shrike Shipping LLC............... Shrike            53,343   2003   April 24, 2007
 Skua Shipping LLC................. Skua              53,350   2003   Expected June 2007
 Kittiwake Shipping LLC............ Shrike            53,146   2002   Expected June 2007
 Crowned Eagle Shipping LLC........ Crowned Eagle     56,000   2008   Expected November 2008
 Crested Eagle Shipping LLC........ Crested Eagle     56,000   2009   Expected February 2009
 Golden Eagle Shipping LLC......... Golden Eagle      56,000   2010   Expected January 2010
 Imperial Eagle Shipping LLC....... Imperial Eagle    56,000   2010   Expected February 2010
----------------------------------------------------------------------------------------------
         * The vessel SHIKRA was sold on February 27, 2007.

     The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company.

     The following table represents certain information about the Company's revenue earning charters, as of March 31, 2007, and charters for vessels committed for delivery between April and June 2007:


---------------------------------------------------------------------------------------------------
                         Delivered to                                                Daily Time
 Vessel                  Charterer             Time Charter Expiration (1)      Charter Hire Rate
 ------                  ---------------       ----------------------------     ------------------
 Cardinal ((2))..........April 19, 2005        March 2007 to June 2007               $26,500
 Condor ((3))............March 19, 2007        May 2009 to August 2009               $20,500
 Falcon..................April 22, 2005        February 2008 to June 2008            $20,950
 Griffon ((4)) ..........March 18, 2007        March 2009 to May 2009                $20,075
 Harrier ((5))...........April 21, 2005        March 2007 to June 2007               $23,750
 Hawk I (6)..............April 28, 2005        March 2007 to June 2007               $23,750
 Heron ((7)).............December 11, 2005     December 2007 to February 2008        $24,000
 Jaeger ((8))............July 7, 2006          April 2007 to June 2007               $18,550
 Kestrel I ((9)).........July 1, 2006          December 2007 to April 2008           $18,750
 Kite ((10)).............April 18, 2006        March 2007 to May 2007                $14,750
 Merlin ((11))...........October 26, 2005      October 2007 to December 2007         $24,000
 Osprey I ((1)(2)).......September 1, 2005     July 2008 to November 2008            $21,000
 Peregrine  .............December 16, 2006     December 2008 to February 2009        $20,500
 Shikra ((1)(3)).........September 10, 2006    Vessel sold on February 2007          $14,800
 Sparrow (1(4))..........January 27, 2007      December 2007 to February 2008        $24,000
 Tern ((1)(5))...........July 3, 2006          December 2007 to April 2008           $19,000
 New Acquisitions:
 Shrike ((1)(6)).........April 25, 2007        April 2009 to June 2009               $24,600
 Skua ((1)(7))...........Expected June 2007    May 2009 to July 2009                 $24,200
 Kittiwake ((1)(8))......Expected June 2007    May 2008 to July 2008                 $30,400
---------------------------------------------------------------------------------------------------

   (1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
   (2) Upon completion of the current charter the CARDINAL will enter a new time charter at $28,000 per day for 11 to 13 months.
   (3) Upon completion of the current charter in March 2007, the CONDOR commenced a new time charter at $20,500 per day for 26 to 29 months. The charterer has an option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.
   (4) Upon completion of the current charter in March 2007, the GRIFFON commenced a new time charter at $20,075 per day for 24 to 26 months.
   (5) The charter for the HARRIER has been renewed at $24,000 per day commencing in June 2007 for 24 to 27 months.
   (6) The charter for the HAWK I has been renewed at $22,000 per day commencing in April 2007 for 24 to 26 months.
   (7) Upon completion of the current charter, the HERON commences a new time charter with a rate of $26,375 per day for 36 to 39 months.
   (8) Upon completion of the current charter, the JAEGER commences a new time charter with a rate of $27,500 per day for 12 to 14 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $22,500 per day.
   (9) The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.
   (10) Upon conclusion of the current charter, the KITE commences a new time charter at $21,000 per day for 26 to 29 months.
   (11) Upon conclusion of the current charter, the MERLIN commences a new time charter for 36 to 39 months. The charter rate is $27,000 per day for the first year, $25,000 per day for the second year, and $23,000 per day for the third year. Revenue will be recorded on a straight-line basis at $25,000 per day for 36 to 39 months.
   (12) The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a time charter rate of $25,000 per day.

   (13) The SHIKRA was sold on February 27, 2007.
   (14) Upon completion of the current charter in January 2007, the SPARROW commenced a new time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate.
   (15) The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.
   (16) The Company took delivery of the SHRIKE on April 24, 2007 and the vessel was immediately delivered to the charterer at time charter rate of $24,600 per day for 24 to 26 months. The charterer has an option to extend the charter period by 12 to 14 months at a daily time charter rate of $25,600.
   (17) The Company is expected to take delivery of the SKUA in June 2007 and the vessel will deliver to the charterer at time charter rate of $24,200 per day for 23 to 25 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $25,200.
   (18) The Company is expected to take delivery of the KITTIWAKE in June 2007 and the vessel will deliver to the charterer at time charter rate of $30,400 per day for 11 to 13 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $24,400 per day.


         The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

                           % of Time Charter Revenue
                           -------------------------
                                                  Three Months Ended
                                    --------------------------------------------
 Charterer                              March 31, 2007           March 31, 2006
 ---------                              --------------           --------------

 Charterer A........................             14.8%                    16.2%
 Charterer B........................             23.9%                    15.7%
 Charterer C........................                --                    14.9%
 Charterer D........................             16.2%                    10.2%
 Charterer H........................             11.0%                       --

--------------------------------------------------------------------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission ("SEC") which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K.

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

Note 2.  Vessels

      Vessel and Vessel Improvements

         At March 31, 2007, the Company's fleet consisted of a total of 15 dry bulk vessels acquired at a total cost of $517,696,284. These costs consist of the contracted purchase price of $524,877,903, $447,881 in additional costs relating to the acquisition of the vessels, and adjustments of $7,629,500 in net prepaid charter revenue relating to the assumption of time charters associated with certain of the acquired vessels. The Company has also capitalized $1,248,855 of costs relating to improvements for those vessels.

Vessel and vessel improvement costs have been depreciated from the date of their acquisition through their remaining estimated useful life. Depreciation expense for the three month periods ended March 31, 2007 and 2006 were $5,515,648 and $4,697,471 respectively. Accumulated depreciation as of March 31, 2007 and December 31, 2006 were $33,457,750 and $31,415,604, respectively.

         During the three month period ended March 31, 2007, the Company entered into several vessel purchase agreements and a vessel sale agreement:

         -- It has agreed to purchase 3 modern Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of $138,700,000. The Company has placed $23,440,000 in deposits for the three vessels and the balance of the purchase prices will be paid as each vessel is delivered between April and June 2007. The deposit amount is recorded under Advances for Vessel Acquisition. As of March 31, 2007, the Company has also incurred $35,897 in additional costs relating to the acquisition of the three vessels.

         -- It sold the SHIKRA, a 1984-built Handymax vessel to an unrelated third party for $12,525,000. The Company incurred total expenses of $513,518 relating to the sale. It has recorded a gain on sale of $872,568.

         -- The Company, through its subsidiaries, entered into two vessel newbuilding contracts for the construction of two 56,000 deadweight ton vessels, to be named CROWNED EAGLE and CRESTED EAGLE, which are expected to be delivered in November 2008 and February 2009, respectively. The contract price for each vessel is 3.83 billion Japanese yen or approximately $33,200,000 after giving effect to currency hedges. The Company has placed deposits for the two newbuilding vessels which amount to an equivalent $25,265,936 which is recorded under Advances for Vessel Construction. The Company will pay an additional 10% of each vessel's contract price three months prior to delivery and the balance upon delivery. As of March 31, 2007, the Company had placed deposits totaling an equivalent $50,064,054 for 4 newbuilding vessels on order.

         The deposits for the newbuilding vessels have been funded through borrowings from its credit facility and the borrowing costs are capitalized and recorded under Advances for Vessel Construction. During the three-month period ended March 31, 2007, the Company incurred interest costs of $473,314 and legal, insurance and technical supervision fees of $48,032. Amortization of financing costs for these borrowings is also capitalized and this amount for the three-month period ended March 31, 2007 was $35,737. As of March 31, 2007, the Company had capitalized interest costs of $768,631 and legal, insurance and technical supervision fees of $181,275

Note 3.  Long-Term Debt

         During the three months ended March 31, 2007, the Company borrowed an additional $38,089,741 under its $500,000,000 revolving credit facility. Of these borrowings $25,649,741 was used to fund the deposits and part of the capitalized financing costs for the two newbuilding vessels which were contracted for construction during the quarter, and $12,440,000 was used to partly fund the deposits for the three vessels which were agreed to be acquired in the quarter.

         During the three months ended March 31, 2007, the Company used $12,440,000 from the gross proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility.

         At March 31, 2007, the Company's debt consisted of $265,624,561 in borrowings under the revolving credit facility.

         The facility bears interest at the rate of 0.75% to 0.85% over LIBOR, depending upon the amount of debt drawn as a percentage of the value of the Company's vessels. The Company pays on a quarterly basis a commitment fee of 0.25% per annum on the undrawn amount of the facility. At March 31, 2007, the Company had a remaining undrawn capacity of $234,375,439 available to borrow for future acquisitions of dry bulk vessels.

         At March 31, 2006, the Company's debt consisted of $140,000,000 in borrowings under the original $330,000,000 revolving credit facility.

         Interest Expense, exclusive of capitalized interest, consists of:

                                                       Three Months ended
                                                       ------------------
                                              March 31, 2007     March 31, 2006
                                              --------------     --------------
 Loan Interest...............................     $2,948,754         $1,841,290
 Commitment Fees.............................        145,359            192,111
 Amortization of Deferred Financing Costs....         58,012             32,950
                                              ---------------    ---------------
 Total Interest Expense......................     $3,152,125         $2,066,351
                                              ===============    ===============


Interest-Rate Swaps

         The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges.

         During the three-months ended March 31, 2007, the Company entered an interest rate swap contract for a notional amount of $25,776,443. This contract matures in March 2010. On this contract, exclusive of applicable margin, the Company will pay 4.90% fixed-rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The Company has four other interest rate swap contracts as follows:

         - Notional amount of $100,000,000 with a fixed interest rate of 4.22% and maturity in September 2010

         - Notional amount of $30,000,000 with a fixed interest rate of 4.54% and maturity in September 2010

         - Notional amount of $84,800,000 with a fixed interest rate of 5.24% and maturity in September 2009

         - Notional amount of $25,048,118 with a fixed interest rate of 4.74% and maturity in September 2011

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $1,763,161 and $2,936,804 has been recorded in Other Assets in the Company's financial statements as of March 31, 2007 and December 31, 2006, respectively.

Foreign Currency Swaps

         The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. At December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 4.386 billion Japanese yen swapped into equivalent US $42,310,465. During the three months ended March 31, 2007, the Company entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of two new-build vessels which are expected to be delivered to the Company in November 2008 and February 2009. During the quarter, the Company swapped a total of 7.66 billion in Japanese yen currency exposure into equivalent US $66,386,179. After giving effect to the deposits paid for the newbuildings, at March 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.982 billion Japanese yen swapped into equivalent US $83,430,708.

         The Company records the fair value of the currency swaps as an asset or liability in its financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $45,411 and $359,180 has been recorded in Other Liabilities in the accompanying financial statements as of March 31, 2007 and December 31, 2006, respectively.

Note  4.  Commitments and Contingencies

 Vessel Technical Management Contracts

         The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid an average monthly technical management fees of $8,851 per vessel during the three months ended March 31, 2007.

Operating Lease

         In December 2005, the Company entered into a lease for office space. The lease is secured by a Letter of Credit backed by cash collateral of $124,616 which amount is recorded under Restricted Cash. The Letter of Credit amounts decline to zero at the conclusion of the lease. At March 31, 2007, the future minimum commitments under lease obligations for office space are as follows:

 2007..........................................................   $ 188,000
 2008..........................................................     250,000
 2009..........................................................     250,000
 2010..........................................................     250,000
 2011..........................................................      63,000
                                                               -------------
 Total......................................................... $ 1,001,000
                                                               =============


Note 5.  Earnings Per Common Share

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. In March 2006, the Company granted options to purchase 56,666 shares under the 2005 Stock Incentive Plan. In January 2007, under the same plan, the Company granted options to purchase 537,334 of the Company's common shares. Diluted net income per share gives effect to the aforementioned stock options using the treasury stock method.

--------------------------------------------------------------------------------
                                                   Three Months Ended
                                                   ------------------
                                         March 31, 2007         March 31, 2006
                                         --------------         ---------------

 Net Income/(Loss).....................      $8,487,788            $10,792,501
 Weighted Average Shares - Basic.......      37,450,578             33,150,000
 Dilutive effect of stock options .....          30,336                    106
 Weighted Average Shares - Diluted.....      37,480,914             33,150,106
 Basic Earnings Per Share..............           $0.23                  $0.33
 Diluted Earnings Per Share............           $0.23                  $0.33

-------------------------------------------------------------------------------


Note 6.  Non-cash Compensation

         For the three-month periods ended March 31, 2007 and 2006, the Company recorded non-cash compensation charges of $3,259,223 and $752,686, respectively. The expense for the three month period ended March 31, 2007 includes $3,137,812 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company's management by the Company's former principal shareholder Eagle Ventures LLC, and a non-cash amount of $121,411 which relates to the fair value of the stock options granted in January 2007 to certain directors of the Company and members of management under the 2005 Stock Incentive Plan (see Note 8).

         On January 9, 2007, Eagle Ventures, sold 7,202,679 shares of the Company's common stock in a secondary offering. The Company did not receive any proceeds from this offering. Based on the discretion of the compensation committee of Eagle Ventures, exercised in accordance with the Fifth LLC Agreement, Eagle Ventures redeemed and retired the common interests held by certain members in full liquidation of the common interests held such members. The remaining proceeds received by Eagle Ventures will be retained until a future distribution is determined to be made by the compensation committee of Eagle Ventures. Future distributions of the remaining cash proceeds, and the proceeds received from the sale of the 127,778 shares of our common stock held by Eagle Ventures, will be distributed to the remaining members of Eagle Ventures, including an affiliate of Kelso and members of our management that hold profits interests, in accordance with the Fifth LLC Agreement, as modified by the permitted discretion of the compensation committee of Eagle Ventures reflected in an amendment to the Fifth LLC Agreement.

         These non-cash, non-dilutive charges relate to profits interests awarded to members of the Company's management by the Company's former principal shareholder Eagle Ventures LLC. These profits interests will dilute only the interests of the owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company's common stock. The non-cash compensation charge is being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges have been based on the fair value of the profits interests which were "marked to market" at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests was recorded as a change in estimate cumulative to the date of change. The expense relating to the profits interests is now fixed. There will be no charges in future periods. The Company's Financial Statements for the year ended December 31, 2006 on Form 10-K includes a more detailed description of these profits interests.

Note 7.  Capital Stock

Common  Shares

         On January 9, 2007, the Company's then principal shareholder, Eagle Ventures, sold 7,202,679 of the Company's common shares in a secondary offering. The Company did not receive any proceeds from this offering.

         On March 6, 2007, the Company sold 5,400,000 of the Company's common shares at a price to the public of $18.95 per share raising gross proceeds of $102,330,000. On March 20, 2007, the Company raised an additional $7,841,870 in gross proceeds from the underwriter's exercise of their over-allotment option for the sale of 413,819 of the Company's common shares.

         The Company incurred fees and expenses of $3,181,989 relating to the sales of its common shares.

Dividends

         The Company's current policy is to declare quarterly dividends to shareholders in February, April, July and October. Payment of dividends is limited by the terms of certain agreements which the Company and its subsidiaries are party to. The Company's revolving credit facility permits it to pay quarterly dividends in amounts up to its quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. However, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors.

         On February 15, 2007 the Company's Board of Directors declared a cash dividend for the fourth quarter of 2006 of $0.51 per share, based on 35,900,001 of the Company's common shares outstanding, payable to all shareholders of record as of February 28, 2007. The aggregate amount of this cash dividend paid to the Company's shareholders on March 2, 2007 was $18,309,000.

Note 8.  2005 Stock Incentive Plan

         The Company adopted the 2005 Stock Incentive Plan for the purpose of affording an incentive to eligible persons. The 2005 Stock Incentive Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, dividend equivalents and other awards based on or relating to the Company's common shares to eligible non-employee directors, selected officers and other employees and independent contractors. The plan is administered by a committee of the Company's Board of Directors.

         An aggregate of 2.6 million of the Company's shares has been authorized for issuance under the plan. On March 17, 2006, the Company granted options to purchase 56,666 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. On January 12, 2007, the Company granted options to purchase 13,334 of the Company's common shares to its independent non-employee directors and 524,000 of the Company's common shares to members of its management. The options have an exercise price of $17.80 per share and they vested and became exercisable for the non-employee directors on the grant date while the options for management vest and become exercisable over three years. All options expire ten years from the date of grant.

         For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%, dividend yield of 11%, expected stock price volatility factor of 0.45. In the three-months ended March 31, 2007, the Company recorded a non-cash compensation charge of $121,411 relating to the fair value of these stock options.

Note 9.  Subsequent Events

         Dividend

         On April 18, 2007 the Company's Board of Directors declared a cash dividend for the first quarter of 2007 of $0.50 per share, based on 41,713,820 of the Company's common shares outstanding, to be paid on May 3, 2007 to all shareholders of record as of April 30, 2007. The aggregate amount of this cash dividend is $20,856,910.

      Vessel Newbuilding Contract

         On April 12, 2007, the Company signed a letter of intent to enter into a vessel newbuilding contract with IHI Marine United Inc., a Japanese shipyard, for the construction of its fifth `Future-56' class Supramax vessel. This 56,000 deadweight ton vessel is expected to be delivered in April 2009. The contract price for the vessel is 3.83 billion Japanese Yen or approximately $33.6 million after giving effect to currency hedges. The Company has entered into forward currency hedges to effectively eliminate currency risk on the vessel newbuilding described above.

      Credit Facility

         On May 4, 2007, the Company's sole lender agreed to provide an incremental commitment of up to $250,000,000, in addition to its existing $500,000,000 credit facility. The incremental commitment is subject to the same terms and conditions as the existing credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended March 31, 2007 and 2006. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

         We are Eagle Bulk Shipping Inc., a Marshall Islands corporation headquartered in New York City. We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 deadweight tons, or dwt, and transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of March 31, 2007, we owned and operated a modern fleet of 15 Handymax dry bulk vessels. In addition to our operating fleet of 15 vessels, we have committed to acquired 3 more Handymax vessels which will be delivered to us in the second quarter of 2007. We have also entered into contracts for four newbuilding vessels under construction which are scheduled to be delivered to us from November 2008 through February 2010. These acquisitions will bring our total operating and newbuild fleet to 22 vessels.

         We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type - Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. Twelve of the 15 vessels in our operating fleet at March 31, 2007, are classed as Supramax dry bulk vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. Once the three new vessel acquisitions are delivered, our operating fleet of 18 vessels will consist of 15 Supramaxes and will have a combined carrying capacity of 915,399 dwt and an average age of only 6 years, as compared to an average age for the world Handymax dry bulk fleet of over 15 years.

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

         Our financial performance since inception is based on the following key elements of our business strategy:

         (1) concentration in one vessel category: Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages (over Panamax and Capesize vessels),

         (2) our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Reliance on the spot market contributes to fluctuations in revenue, cash flow, and net income. On the other hand, time charters provide a shipping company with a predictable level of revenues. We have entered into time charters for all of our vessels which range in length from one to three years and provide for fixed semi-monthly payments in advance. This strategy is effective in strong and weak dry bulk markets, giving us security and predictability of cashflows when we look at the volatility of the shipping markets,

         (3) maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

         (4) maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

Our Fleet

         The following table presents certain information concerning our fleet:


---------------------------------------------------------------------------------------------------------
                                Year                       Time Charter               Daily Time Charter
 Vessel                         Built       Dwt       Employment Expiration (1)           Hire Rate
 ------                         -----       ---       -------------------------           ---------

 SUPRAMAX:
 ---------
  Cardinal ((2))..........       2004      55,408     March 2007 to June 2007            $26,500
  Condor (3)..............       2001      50,296     May 2009 to August 2009            $20,500
  Falcon .................       2001      50,296     February 2008 to June 2008         $20,950
  Harrier ((4))...........       2001      50,296     March 2007 to June 2007            $23,750
  Hawk I ((5))............       2001      50,296     April 2007 to March 2009           $23,750
  Heron ((6)).............       2001      52,827     December 2007 to February 2008     $24,000
  Jaeger ((7))............       2004      52,248     April 2007 to June 2007            $18,550
  Kestrel I ((8)).........       2004      50,326     December 2007 to April 2008        $18,550




  Merlin ((9))................    2001      50,296     October 2007 to December 2007              $24,000
  Osprey I ((10)) ............    2002      50,206     July 2008 to November 2008                 $21,000
  Peregrine ..................    2001      50,913     December 2008 to February 2009             $20,500
  Tern  (11)..................    2003      50,200     December 2007 to April 2008                $19,000
 NEW SUPRAMAX ACQUISITIONS
 -------------------------
  Shrike  (12)................    2003      53,343     April 2009 to June 2009                    $24,600
  Skua  (13)..................    2003      53,350     May 2009 to July 2009                      $24,200
  Kittiwake (14)..............    2002      53,146     May 2008 to July 2008                      $30,400
 HANDYMAX:
 ---------
  Sparrow (15)................    2000      48,225     November 2006 to February 2007             $22,500
  Kite (16)...................    1997      47,195     March 2007 to May 2007                     $14,750
  Griffon ((17))..............    1995      46,635     March 2009 to May 2009                     $20,075
  Shikra .....................    1984      41,096     Vessel sold on February 27,2007            $14,800
 NEWBUILDINGS
 ------------
  Crowned Eagle...............    2008      56,000     Expected to be delivered in November 2008     --
  Crested Eagle...............    2009      56,000     Expected to be delivered in April 2009        --
  Golden Eagle................    2010      56,000     Expected to be delivered in January 2010      --
  Imperial Eagle..............    2010      56,000     Expected to be delivered in February 2010     --

-------------------------------------------------------------------------------------------------------------

     (1) The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

     (2) Upon completion of the current charter the CARDINAL will enter a new time charter at $28,000 per day for 11 to 13 months.

     (3) The charterer of the CONDOR has an option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.

     (4) The charter for the HARRIER has been renewed at $24,000 per day commencing in June 2007 for 24 to 27 months.

     (5) The charter for the HAWK I has been renewed at $22,000 per day commencing in April 2007 for 24 to 26 months.

     (6) Upon completion of the current charter, the HERON commences a new time charter with a rate of $26,375 per day for 36 to 39 months.

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

     (9) Upon completion of the current charter, the MERLIN commences a new time charter for 36 to 39 months. The charter rate is $27,000 per day for first year, $25,000 per day for the second year, and $23,000 for the third year. Revenue will be recorded on a straight-line basis at $25,000 per day for 36 to 39 months.

     (10) The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a time charter rate of $25,000 per day.

     (11) The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.

     (12) The Company took delivery of the SHRIKE on April 24, 2007 and the vessel was immediately delivered to the charterer at time charter rate of $24,600 per day for 24 to 26 months. The charterer has an option to extend the charter period by 12 to 14 months at a daily time charter rate of $25,600.

     (13) The Company is expected to take delivery of the SKUA in June 2007 and the vessel will deliver to the charterer at time charter rate of $24,200 per day for 23 to 25 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $25,200.

     (14) The Company is expected to take delivery of the KITTIWAKE in June
          2007 and the vessel will deliver to the charterer at time charter rate of $30,400 per day for 11 to 13 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $24,400 per day.


     (15) Upon completion of the current charter in January 2007, the SPARROW commenced a new time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate.

     (16) Upon conclusion of the current charter, the KITE commences a new time charter at $21,000 per day for 26 to 29 months.

     (17) Upon completion of the current charter in March 2007, the GRIFFON commenced a new time charter at $20,075 per day for 24 to 26 months.


New Acquisitions

         During the three months ended March 31, 2007, we agreed to purchase 3 modern Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of $138,700,000. We have placed $23,440,000 in deposits for the three vessels and the balance of the purchase prices will be paid as each vessel is delivered between April and June 2007.

         In March 2007, we entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two 56,000 deadweight ton vessels, to be named CROWNED EAGLE and CRESTED EAGLE, which are expected to be delivered in November 2008 and February 2009, respectively. The contract price for each vessel is 3.83 billion Japanese Yen or approximately $33.2 million after giving effect to currency hedges. We have placed deposits for the two newbuilding vessels which amount to an equivalent $25,265,936. We will pay an additional 10% of each vessel's contract price three months prior to each vessel's delivery and the balance upon delivery. As of March 31, 2007, we had four 56,000 deadweight ton vessel newbuildings on order.

         On April 12, 2006, we signed a letter of intent to enter into a vessel newbuilding contract with IHI Marine United Inc., a Japanese shipyard, for the construction of a `Future-56' class Supramax vessel. This 56,000 deadweight ton vessel is expected to be delivered in April 2009. The contract price for the vessel is 3.83 billion Japanese Yen or approximately $33.6 million after giving effect to currency hedges. We have entered into forward currency hedges to effectively eliminate currency risk on the vessel newbuilding described above. Once this vessel is contracted for, this will be our fifth newbuilding vessel under construction.

Sale of Vessel

         In February 2007, we sold the SHIKRA, a 1984-built Handymax vessel to an unrelated third party for $12,525,000. We recorded a gain on the sale of $872,568.


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

Commercial and Strategic Management

         We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company that maintains its principal executive offices in New York City. We currently have a total of ten shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

     o   commercial operations and technical supervision;

     o   safety monitoring;

     o   vessel acquisition; and

     o   financial, accounting and information technology services.

Technical Management

         The technical management of our fleet is provided by unaffiliated third party technical managers. Until recently, V.Ships, whom we believe is the world's largest provider of independent ship management and related services, was the sole technical manager of our fleet. However, the recent growth in our fleet has provided us with an opportunity to bring in an additional manager and benchmark our vessel technical operations. We have therefore entered into agreements with Barbers International Ltd., a leading internationally recognized ship manager to technically manage some of our vessels. We review the performance of our ship managers on an ongoing basis and may add or change technical managers.

         Technical management includes managing day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, supervising the maintenance and general efficiency of vessels, arranging our hire of qualified officers and crew, arranging and supervising drydocking and repairs, purchasing supplies, spare parts and new equipment for vessels, appointing supervisors and technical consultants and providing technical support. Our technical managers maintain records of all costs and expenditures incurred in connection with their services and these are available for our review on a daily basis. Our technical managers have established, in conjunction with our management, an operating expense budget for each of the vessels in our fleet they manage. All deviations from the budgeted amounts are for our account.

         We currently crew our vessels with Ukrainian and Romanian officers and seamen supplied by our technical managers. These officers and seamen are employees of our wholly owned vessel owning subsidiaries while aboard our vessels. We currently employ a total of 320 officers and seamen on the 15 vessels in our operating fleet. Our technical manager handles each seaman's training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with international regulations and shipping conventions. Additionally, our seafaring employees perform most commissioning work and assist in supervising work at shipyards and drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. No international collective bargaining agreements to which we are a party are set to expire within two years.

         Our technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three month period ended March 31, 2007, this technical management fee averaged $8,851 per vessel per month compared to $8,538 per vessel per month in the corresponding three-month period ended March 31, 2006.

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

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and the rules and regulations of the SEC which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

         Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Reports on Form 10-K. There have been no material changes from the "Critical Accounting Policies" previously disclosed in our Form 10-K for the year ended December 31, 2006.


Results of Operations for the three-month periods ended March 31, 2007 and 2006

         Fleet Data

         We believe that the measures for analyzing future trends in our results of operations consist of the following:


                                                   Three Months ended
                                                   ------------------
                                            March 31, 2007       March 31, 2006
                                            --------------       --------------

Ownership Days.........................         1,407                1,170
Available Days.........................         1,395                1,126
Operating Days.........................         1,387                1,116
Fleet Utilization......................         99.4%                99.1%


o Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. We operated 16 vessels in the first quarter of 2007 compared to 13 vessels in the corresponding quarter in 2006, resulting in a commensurate increase in Ownership days in the first quarter 2007.

o Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. Available days in the first quarter of 2007 increased due to larger fleet size compared to the corresponding quarter in 2006. Available days were however impacted by one vessel entering drydock at the end of the first quarter of 2007 and time spent positioning the SHIKRA for sale. Available days in in the corresponding period of 2006 were impacted by the drydocking of 3 vessels.

o Operating days: We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

o Fleet utilization: We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company's efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning. Our fleet continues to perform at high utilization rates.

         Revenues

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

         Revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time charter). Charter hire rates for vessels on voyage charters are generally not expressed in per day amounts while charter hire rates for vessels on time charters generally are expressed in such amounts. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, the shipping industry uses a standard measure called a time charter equivalent ("TCE") rate to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters. We define TCE rates as our voyage and time charter revenues less voyage expenses during a period divided by the number of our available days during the period. All our vessels are employed on time charters hence our TCE rate is equal to the time charter rate. Our economic decisions are based on anticipated TCE rates and we evaluate financial performance based on TCE rates achieved.

         As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

         Net revenues, for the three-month period ended March 31, 2007, of $26,908,532 includes billed time charter revenues of $29,476,374 and deductions for brokerage commissions of $1,487,842 and $1,080,000 in amortization of net prepaid charter revenue. Net revenues for the three-month period ended March 31, 2007 were 13% greater than net revenues for the three-month period ended March 31, 2006, primarily due to a larger fleet size as reflected by increased operating days. Net revenue, for the three-month period ended March 31, 2006, was $23,790,052 which included billed time charter revenues of $26,048,116 and deductions for brokerage commissions of $1,321,064 and $937,000 in amortization of net prepaid and deferred charter revenue.

         Vessel Expenses

         Vessel expenses for the three-month period ended March 31, 2007 were $6,245,898 compared to $4,704,997 in the three-month period ended March 31, 2006. The increase in vessel expense is attributable to a larger fleet size in operation for the first quarter of 2007 and increases in vessel crew and lubricants costs.

         Vessel expenses for the three-month period ended March 31, 2007 included $5,836,461 in vessel operating costs and $409,437 in technical management fees. For the three-month period ended March 31, 2006, vessel expenses included $4,369,997 in vessel operating costs and $335,000 in technical management fees.

         Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores, and other miscellaneous expenses.

         Our vessel expenses will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, may also cause these expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

         Depreciation and Amortization

         The cost of our vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton, which we believe is common in the dry bulk shipping industry. Our depreciation charges will increase as our fleet is enlarged which will lead to an increase in ownership days. For the three month periods ended March 31, 2007 and 2006, total depreciation and amortization expense was $5,790,631 and $4,819,582, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2007 includes $5,515,648 of vessel depreciation and $274,983 relating to the amortization of deferred drydocking costs. Comparable amounts for three-month period ended March 31, 2006 were $4,697,471 of vessel depreciation and $122,111 in amortization of deferred drydocking costs, respectively.

         Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortised over the life of the facility. For the three month periods ended March 31, 2007 and 2006, the amortization of deferred financing costs was $58,012 and $32,950, respectively.

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

         General and Administrative Expenses for the three month periods ended March 31, 2007 and 2006 were $1,643,070 and $985,479, respectively. The increase in General and Administrative Expenses for the three months ended March 31, 2007 was attributable to expenses associated with a larger fleet. We expect general and administrative expenses to increase as our fleet is enlarged.

         Non-Cash Compensation Expense

         For the three-month periods ended March 31, 2007 and 2006, the Company recorded non-cash compensation charges of $3,259,223 and $752,686, respectively. The expense for the three-month period ended March 31, 2007 includes $3,137,812 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company's management by the Company's former principal shareholder Eagle Ventures LLC, and a non-cash amount of $121,411 which relates to the fair value of the stock options granted in January 2007 to certain directors of the Company and members of management under the 2005 Stock Incentive Plan.

         On January 9, 2007, Eagle Ventures, sold 7,202,679 shares of the Company's common stock in a secondary offering. The Company did not receive any proceeds from this offering. Based on the discretion of the compensation committee of Eagle Ventures, exercised in accordance with the Fifth LLC Agreement, Eagle Ventures redeemed and retired the common interests held by certain members in full liquidation of the common interests held such members. The remaining proceeds received by Eagle Ventures will be retained until a future distribution is determined to be made by the compensation committee of Eagle Ventures. Future distributions of the remaining cash proceeds, and the proceeds received from the sale of the 127,778 shares of our common stock held by Eagle Ventures, will be distributed to the remaining members of Eagle Ventures, including an affiliate of Kelso and members of our management that hold profits interests, in accordance with the Fifth LLC Agreement, as modified by the permitted discretion of the compensation committee of Eagle Ventures reflected in an amendment to the Fifth LLC Agreement.

         These non-cash, non-dilutive charges relate to profits interests awarded to members of the Company's management by the Company's former principal shareholder Eagle Ventures LLC. These profits interests will dilute only the interests of the owners of Eagle Ventures LLC, and will not dilute the direct holders of the Company's common stock. The non-cash compensation charge is being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges have been based on the fair value of the profits interests which were "marked to market" at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests was recorded as a change in estimate cumulative to the date of change. The expense relating to the profits interests is now fixed. There will be no charges in future periods. The Company's Financial Statements for the year ended December 31, 2006 on Form 10-K includes a more detailed description of these profits interests.

         Interest and Finance Costs

         During the three months ended March 31, 2007, we borrowed a total of $38,089,741 from our $500,000,000 revolving credit facility. Of these borrowings $25,649,741 was used to fund the deposits and part of the capitalized financing costs for the two newbuilding vessels which were contracted for construction during the quarter, and $12,440,000 was used to partly fund the deposits for the three vessels which we agreed to acquire in the quarter.

         During the three months ended March 31, 2007, we used $12,440,000 from the gross proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility.

         At March 31, 2007, our debt consisted of $265,624,561 in borrowings under the revolving credit facility.

         The facility bears interest at the rate of 0.75% to 0.85% over LIBOR, depending upon the amount of debt drawn as a percentage of the value of the Company's vessels. We also pay on a quarterly basis a commitment fee of 0.25% per annum on the undrawn amount of the facility. For the three-month period ended March 31, 2007, interest rates applicable on our debt ranged from 4.97% to 6.09%, including the margin. The weighted average effective interest rate was 5.45%.

         At March 31, 2006, our debt consisted of $140,000,000 in borrowings under the original $330,000,000 revolving credit facility. During that period, the facility bore interest at the rate of 0.95% over LIBOR and Commitment fees were incurred at 0.4% on the unused portion of the facility. For the corresponding three-month period ended March 31, 2006 interest rates applicable on our debt ranged from 5.17% to 5.49%, including the then applicable margin. The weighted average effective interest rate was 5.26%.

         Interest Expense, exclusive of capitalized interest, consists of:

                                                         Three Months ended
                                                         ------------------
                                                March 31, 2007    March 31, 2006
                                                --------------    --------------

 Loan Interest...............................       $2,948,754        $1,841,290
 Commitment Fees.............................          145,359           192,111
 Amortization of Deferred Financing Costs....           58,012            32,950
                                                ---------------   --------------
 Total Interest Expense......................       $3,152,125        $2,066,351
                                                ===============   ==============

      Capitalized Interest

         Interest expense on the debt borrowed in the three months ended March 31, 2007, to fund the deposits for the newbuilding vessels amounted to $509,051 ($473,314 in financing costs and $35,737 in amortization of financing expenses) and this amount has been capitalized as part of the cost of the newbuilding vessels and is included in Advances for Vessel Construction in the financial statements as of March 31, 2007.

      Interest Rate Swaps

         We have entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges.

         During the quarter ended March 31, 2007, we entered an interest rate swap contract for a notional amount of $25,776,443. This contract matures in March 2010. On this contract, exclusive of applicable margin, the Company will pay 4.90% fixed-rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. We have four other interest rate swap contracts as follows:

         - Notional amount of $100,000,000 with a fixed interest rate of 4.22% and maturity in September 2010

         - Notional amount of $30,000,000 with a fixed interest rate of 4.54% and maturity in September 2010

         - Notional amount of $84,800,000 with a fixed interest rate of 5.24% and maturity in September 2009

         - Notional amount of $25,048,118 with a fixed interest rate of 4.74% and maturity in September 2011

         We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $1,763,161 and $2,936,804 has been recorded in Other Assets in the financial statements as of March 31, 2007 and December 31, 2006, respectively.

         Foreign Currency Swaps

         The shipping industry's functional currency is the U.S. dollar. All our revenues and the majority of our operating expenses and the entirety of our management expenses are in U.S. dollars. Therefore we do not use or intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for our revenues and expenses.

         However, we have entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. At December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 4.386 billion Japanese yen swapped into equivalent US $42,310,465. During the three months ended March 31, 2007, we entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of two new-build vessels which are expected to be delivered to the Company in November 2008 and February 2009. During the quarter, we swapped a total of 7.66 billion in Japanese yen currency exposure into equivalent US $66,386,179.

         After giving effect to the deposits paid for the newbuildings, at March 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.982 billion Japanese yen swapped into equivalent US $83,430,708. We record the fair value of the currency swaps as an asset or liability in its financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $45,411 and $359,180 has been recorded in Other Liabilities in the accompanying financial statements as of March 31, 2007 and December 31, 2006, respectively.

         On April 12, 2007, we signed a letter of intent to enter into a vessel newbuilding contract with IHI Marine United Inc., a Japanese shipyard, for the construction of our fifth `Future-56' class Supramax vessel. This 56,000 deadweight ton vessel is expected to be delivered in April 2009. The contract price for the vessel is 3.83 billion Japanese Yen or approximately $33.6 million after giving effect to currency hedges. We have entered into forward currency hedges to effectively eliminate currency risk on the vessel newbuilding described herein.

         Gain on Sale of Vessel

         On February 27, 2007, we sold the SHIKRA, a 1984-built Handymax vessel, to an unrelated third party for $12,525,000. We incurred total expenses of $513,518 relating to the sale. We recorded a gain on the sale of $872,568.

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

                                                        Three Months ended
                                                        ------------------
                                                 March 31, 2007   March 31, 2006
                                                 --------------   --------------

Net Income......................................     $8,487,788      $10,792,501
Interest Expense................................      3,152,125        2,066,351
Depreciation and Amortization...................      5,790,631        4,819,582
Amortization of Prepaid and Deferred Revenue....      1,080,000          937,000
                                                --------------------------------
EBITDA..........................................     18,510,544       18,615,434
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1) ..............      3,259,223          752,686
                                                --------------------------------
Credit Agreement EBITDA ........................   $ 21,769,767     $ 19,368,120
                                                ================================

     (1) Management's participation in profits interests in Eagle Ventures LLC and expense for share options (see Notes to our financial statements)


Effects of Inflation

         We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

         Net cash provided by operating activities during the three month periods ended March 31, 2007 and 2006 was $18,802,624 and $15,749,648,
respectively. The increase was primarily due to cash generated from the operation of the fleet for 1,407 operating days in the three-month period ended March 31, 2007 compared to 1,170 operating days during the same period in 2006.

         Net cash used in investing activities during the three-month period ended March 31, 2007, was $37,251,697. During the three months ended March 31, 2007, we placed $23,440,000 in deposits on 3 modern Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, which we agreed to purchase for a total contract price of $138,700,000 and the balance of the purchase prices will be paid as each vessel is delivered between April and June 2007. We also incurred associated costs of $35,897 relating to the vessel acquisitions. During the three months ended March 31, 2007, for our newbuilding program, we placed deposits in Japanese yen of an equivalent $25,265,936 for two 56,000 deadweight ton vessels, CROWNED EAGLE and CRESTED EAGLE, which are to be constructed and delivered in November 2008 and February 2009, respectively. We also incurred associated capitalized interest costs of $473,314 and capitalized legal, insurance and technical supervision costs of $48,032. During the three months ended March 31, 2007, we sold the SHIKRA, a 1984-built Handymax vessel, to an unrelated third party for $12,525,000 and we incurred total expenses of $513,518 relating to the sale.

         Net cash provided by financing activities during the three month period ended March 31, 2007 was $115,168,794. In the three-month period ended March 31, 2007, we received $110,171,870 in gross proceeds from the sale of our common shares and we paid costs of $2,743,067 associated with the sale. We borrowed $38,089,741 from our revolving credit facility, of which amount $25,649,741 was used to fund the deposits and part of the capitalized financing costs for the two newbuilding vessels which were contracted for construction during the quarter, and $12,440,000 was used to partly fund the deposits for the three vessels which we agreed to acquire in the quarter. We used $12,440,000 from the gross proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility. Due to the sale of the vessel, we also reduced our Restricted Cash by $400,000. During the quarter we paid $18,309,000 in dividends. Net cash used by financing activities during the three month period ended March 31, 2006 was $18,897,030 and primarily consisted of dividend payments of $18,895,500.

         As of March 31, 2007, our cash balance was $118,995,212 compared to a cash balance of $21,379,146 at March 31, 2006. In addition, $6,000,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of March 31, 2007. The cash deposit amount at the end of December 31, 2006 was $6,400,000. Also recorded in Restricted Cash is an amount of $124,616 which is collateralizing a letter of credit relating to our office lease.

         At March 31, 2007, we had a remaining undrawn capacity of $234,375,439 available to borrow for future acquisitions of dry bulk vessels under our $500,000,000 revolving credit facility. The facility also provides us with the ability to borrow up to $15,000,000 for working capital purposes. (See section entitled "Revolving Credit Facility" for a description of the facility).

         We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for at least the next 12 months. We were in compliance with all of the covenants contained in our debt agreements as of March 31, 2007.

         It is our intention to fund our future acquisition related capital requirements initially through borrowings under the amended and increased revolving credit facility and to repay all or a portion of such borrowings from time to time with the net proceeds of equity issuances. We have in place a shelf registration under Form S-3 which enables us to issue up to $220,500,000 in securities of which amount we have issued $110,171,800 in common shares. We believe that funds will be available to support our growth strategy, which involves the acquisition of additional vessels, and will allow us to pay dividends to our stockholders as contemplated by our dividend policy.

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

         On February 15, 2007 our Board of Directors declared a cash dividend for the fourth quarter of 2006 of $0.51 per share, based on 35,900,001 of the Company's common shares outstanding, payable to all shareholders of record as of February 28, 2007. The aggregate amount of this cash dividend paid to our shareholders on March 2, 2007 was $18,309,000.

         On April 18, 2007 our Board of Directors declared a cash dividend for the first quarter of 2007 of $0.50 per share based on 41,713,820 of the Company's common shares outstanding, to be paid on May 3, 2007 to all shareholders of record as of April 30, 2007. The aggregate amount of this cash dividend is $20,856,909. Since we did not own the three vessels we agreed to acquire in the quarter and did not receive the benefit of their revenues during the quarter (the SHRIKE delivered on April 24, 2007 and deliveries of the SKUA and KITTIWAKE are expected in June 2007), we funded approximately $2,850,000 of this dividend from excess working capital in order to pay the indicated dividend of $0.50 per share.

Sale of Common Shares

         On January 9, 2007, the Company's then principal shareholder, Eagle Ventures, sold 7,202,679 shares from its holdings of the Company's common stock in a secondary sale offering. The Company did not receive any proceeds from this offering.

         On March 6, 2007, we sold 5,400,000 of the Company's common shares at a price to the public of $18.95 per share raising gross proceeds of $102,330,000. On March 20, 2007, we raised an additional $7,841,870 in gross proceeds from the underwriter's exercise of their over-allotment option for the purchase of 413,819 of the Company's common shares. We will use the net proceeds from the offering to fund a portion of the acquisition costs of three vessels, the SHRIKE, SKUA and KITTIWAKE which we committed to acquire in the quarter ended March 31, 2007 and which are expected to be delivered between April and June 2007, and for general corporate purposes.

         We incurred fees and expenses of $3,181,989 relating to the secondary sale and sale of the common shares.

Revolving Credit Facility

         In July 2005, we entered into a 10-year $330,000,000 revolving credit facility. As of December 31, 2005, the outstanding indebtedness under the revolving credit facility was $140,000,000. In July 2006, we amended and increased our initial revolving credit facility to $450,000,000 with a new term of ten years expiring in July 2016. In November 2006, we further enhanced our facility to $500,000,000 to facilitate our newbuilding program. The facility also provides us with the ability to borrow up to $15,000,000 for working capital purposes. There are no principal repayment obligations under the amended facility until July 2012. Over the remaining four years until maturity in July 2016, the facility will reduce in semi-annual amounts of $28,750,000 with a final reduction of $270,000,000 occurring simultaneously with the last semi-annual reduction. The Company's Form 10-K for the year ended December 31, 2006 includes a more detailed description of the revolving credit facility.

         At March 31, 2007, our debt consisted of $265,624,561 in borrowings under the revolving credit facility. $50,824,561 of these borrowings have been used to fund our newbuilding program. At March 31, 2007, we had a remaining undrawn capacity of $234,375,439 available to borrow under the revolving credit facility for future acquisitions of dry bulk vessels.

         Subsequent to the quarter ended March 31, 2007, the Company's sole lender agreed to provide an incremental commitment of up to $250,000,000, in addition to its existing $500,000,000 credit facility. The incremental commitment is subject to the same terms and conditions as our existing credit facility.

Contractual Obligations

         The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2007:


 (in thousands of U.S. dollars)                   Within          One to       Three to      More than
                                                 One Year     Three Years     Five Years     Five years     Total
                                                 --------     -----------     ----------     ----------     -----

 Vessels (1) ...............................     $115,260         $83,431       $    --        $     --    $198,691
 Bank Loans  ...............................     $     --         $    --       $    --        $265,625    $265,625
 Interest and borrowing fees (2) ...........       11,500          30,571        30,529          68,711     141,310
 Office lease (3)...........................          188             501           313              --       1,002
                                               ---------------------------------------------------------------------
 Total......................................     $126,948        $114,503       $30,842        $334,335    $606,627
                                               =====================================================================

     (1) Balance of the contract price of the SHRIKE, SKUA and KITTIWAKE which are expected to be delivered between April and June 2007, and the balance of the contract price in US dollars for the four newbuilding vessels which are to be constructed and delivered between November 2008 and February 2010.

     (2) The Company is a party to floating-to-fixed interest rate swaps covering notional amounts of $100,000,000, $30,000,000, $84,800,000,
         $25,048,118 and $25,776,443 as of March 31, 2007 that effectively convert the Company's interest rate exposure from a floating rate based on LIBOR to a fixed rate of 4.22%, 4.54%, 5.24%, 4.74% and 4.90% respectively, plus applicable margin. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

     (3) Remainder of the 63-month lease on the office space which we occupy.

         Capital Expenditures

         Our capital expenditures relate to purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. During the three months ended March 31, 2007, we entered into agreements to acquire three Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contracted price of $138,700,000. We have placed $23,440,000 in deposits for the 3 modern Supramax vessels and the balance of the purchase prices will be paid as each vessel is delivered between April and June 2007. During the three months ended March 31, 2007, for our newbuilding program, we placed deposits in Japanese yen of an equivalent $25,265,936 for two 56,000 deadweight ton vessels, CROWNED EAGLE and CRESTED EAGLE, which are to be constructed and delivered in November 2008 and February 2009, respectively.

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

         At the end of the first quarter of 2007, one of our vessels commenced a regularly scheduled drydocking. Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

  ----------------------------------------------------------------------------
   Quarter Ending                     Off-hire Days(1)     Projected Costs(2)
   June 30, 2007..................           15               $0.4 million
   September 30, 2007.............           30               $0.8 million
   December 31, 2007..............           30               $0.8 million
   March 31, 2008.................           15               $0.4 million

  ----------------------------------------------------------------------------

     (1) Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.

     (2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
  ----------------------------------------------------------------------------

Off-balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         There have been no material changes from the "Interest Rate Risk" previously disclosed in our Form 10-K for the year ended December 31, 2006.

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

         The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. In 2006, the Company has entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of two new-build vessels which are expected to be constructed and delivered to the Company in January 2010 and February 2010. After giving effect to the deposits paid on these newbuildings, at December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating
4.386 billion Japanese yen swapped into equivalent US $42,310,465. During the three months ended March 31, 2007, the Company entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of two new-build vessels which are expected to be delivered to the Company in November 2008 and February 2009. During the quarter, the Company swapped a total of 7.66 billion in Japanese yen currency exposure into equivalent US $66,386,178. After giving effect to the deposits paid for the newbuildings, at March 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.982 billion Japanese yen swapped into equivalent US $83,430,708. The Company records the fair value of the currency swaps as an asset or liability in its financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $45,411 and $359,180 has been recorded in Other Liabilities in the accompanying financial statements as of March 31, 2007 and December 31, 2006, respectively.

         On April 12, 2007, the Company signed a letter of intent to enter into a vessel newbuilding contract for the construction of its fifth newbuilding vessel at a Japanese shipyard. The vessel is expected to be constructed and delivered to the Company in April 2009. The Company has entered into forward currency hedges to effectively eliminate currency risk on the vessel newbuilding described herein. It has swapped 3.83 billion Japanese yen into equivalent US $33,600,000.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

         Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

         There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

         There have been no material changes from the "Risk Factors" previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         On March 17, 2006, the Company granted 56,666 shares of the Company's stock in options to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. All options expire ten years from the date of grant.

         On January 12, 2007, the Company granted options to purchase 13,334 of the Company's common shares to its independent non-employee directors and 524,000 of the Company's common shares to members of its management. The options have an exercise price of $17.80 per share and they vested and became exercisable for the non-employee directors on the grant date while the options for management vest and become exercisable over three years. All options expire ten years from the date of grant.

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

     4.1        Form of Share Certificate of the Company*

     10.1       Form of Registration Rights Agreement*

     10.2       Form of Management Agreement*

     10.3       Form of Amended and Restated Credit Agreement**

     10.3.1     Form of Second Amended and Restated Credit Agreement***

     10.3.2 Amendatory Agreement to the Amended and Restated Credit Agreement, dated May 3, 2002

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

EAGLE BULK SHIPPING INC.

By:    /s/ Sophocles N. Zoullas
----------------------------------
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer
Date:    May 9, 2007


By:    /s/ Alan S. Ginsberg
----------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Treasurer
Date:    May 9, 2007