Form 10-Q
period 2007-06-30
Eagle Bulk Shipping Inc.
filed 2007-08-08
CIK 1322439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000–51366

EAGLE BULK SHIPPING INC.

(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98-0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue
New York, New York 10022
Address of Principal Executive Offices

Registrant’s telephone number, including area code: (212) 785-2500

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

YES            NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, par value $0.01 per share: 41,713,820 shares outstanding as of August 8, 2007.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	1
	Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006	2
	Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2007	3
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	28
Item 4.	Controls and Procedures	29
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
	Signatures	32

Part 1:    FINANCIAL INFORMATION

Item 1:    Financial Statements

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Current Assets:
Cash	$22,879,415	$22,275,491
Accounts Receivable	1,407,800	616,205
Prepaid Charter Revenue	1,580,000	3,740,000
Prepaid Expenses	996,243	1,020,821
Total Current Assets	26,863,458	27,652,517
Vessels and Vessel Improvements, net	618,572,336	502,141,951
Advances for Vessel Construction	64,785,240	25,190,941
Restricted Cash	7,324,616	6,524,616
Deferred Drydock Costs, net	1,962,697	1,937,299
Deferred Financing Costs, net	2,325,858	2,406,839
Other Assets	4,820,257	2,936,804
Total Assets	$726,654,462	$568,790,967
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,132,066	$1,650,159
Accrued Interest	895,442	800,683
Other Accrued Liabilities	1,366,512	1,717,124
Unearned Charter Hire Revenue	3,450,236	2,713,060
Total Current Liabilities	8,844,256	6,881,026
Long-term Debt	302,376,599	239,974,820
Other Liabilities	4,692,967	359,180
Total Liabilities	315,913,822	247,215,026
Commitment and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 41,713,820 shares issued and outstanding as of June 30, 2007 and 35,900,001 shares issued and outstanding as of December 31, 2006, respectively	417,138	359,000
Additional Paid-In Capital	474,885,199	364,574,877
Retained Earnings (net of cumulative dividends declared of $125,556,410 at June 30, 2007 and $86,390,500 at December 31, 2006)	(64,688,987)	(45,935,560)
Accumulated Other Comprehensive Income	127,290	2,577,624
Total Stockholders’ Equity	410,740,640	321,575,941
Total Liabilities and Stockholders’ Equity	$726,654,462	$568,790,967

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues, net of Commissions	$28,338,047	$24,105,383	$55,246,579	$47,895,435
Vessel Expenses	6,856,581	4,919,422	13,102,479	9,624,419
Depreciation and Amortization	6,046,953	4,937,661	11,837,584	9,757,243
General and Administrative Expenses	1,573,174	1,114,024	3,216,994	2,099,503
Non-cash Compensation Expense	124,356	1,938,970	3,383,579	2,691,656
Gain on Sale of Vessel	—	—	(872,568)	—
Total Operating Expenses	14,601,064	12,910,077	30,668,068	24,172,821
Operating Income	13,736,983	11,195,306	24,578,511	23,722,614
Interest Expense	3,160,439	2,117,322	6,312,564	4,183,673
Interest Income	(1,348,151)	(313,752)	(2,146,536)	(645,296)
Net Interest Expense	1,812,288	1,803,570	4,166,028	3,538,377
Net Income	$11,924,695	$9,391,736	$20,412,483	$20,184,237
Weighted Average Shares Outstanding:
Basic	41,713,820	33,180,220	39,593,975	33,165,193
Diluted	41,811,854	33,180,898	39,658,525	33,165,246
Per Share Amounts:
Basic Net Income	$0.29	$0.28	$0.52	$0.61
Diluted Net Income	$0.29	$0.28	$0.51	$0.61
Cash Dividends Declared and Paid	$0.50	$0.50	$1.01	$1.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007

				Retained Earnings
	Shares	Common Shares	Additional Paid-In Capital	Net Income	Cash Dividends	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2006	35,900,001	$359,000	$364,574,877	$40,454,940	$(86,390,500)	$(45,935,560)	$2,577,624	$321,575,941
Comprehensive Income:
Net Income	—	—	—	20,412,483	—	20,412,483	—	20,412,483
Net Unrealized gains on derivatives	—	—	—	—	—	—	(2,450,334)	(2,450,334)
Comprehensive Income	—	—	—	—	—	—	—	17,962,149
Issuance of Common Shares, net of issuance costs	5,813,819	58,138	106,926,743	—	—	—	—	106,984,881
Cash Dividends	—	—	—	—	(39,165,910)	(39,165,910)	—	(39,165,910)
Non-cash Compensation	—	—	3,383,579	—	—	—	—	3,383,579
Balance at June 30, 2007	41,713,820	$417,138	$474,885,199			$(64,688,987)	$127,290	$410,740,640

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net Income	$20,412,483	$20,184,237
Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Items included in net income not affecting cash flows:
Depreciation	11,234,675	9,447,136
Amortization of Deferred Drydocking Costs	602,909	310,107
Amortization of Deferred Financing Costs	117,784	66,225
Amortization of Prepaid and Deferred Charter Revenue	2,160,000	1,710,500
Non-cash Compensation Expense	3,383,579	2,691,656
Gain on Sale of Vessel	(872,568)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(791,595)	(177,822)
Prepaid Expenses	24,579	(1,166,701)
Accounts Payable	1,481,907	966,591
Accrued Interest	94,759	109,781
Accrued Expenses	(350,612)	169,606
Drydocking Expenditures	(628,307)	(1,464,473)
Unearned Charter Hire Revenue	737,176	146,415
Net Cash Provided by Operating Activities	37,606,769	32,993,258
Cash Flows from Investing Activities:
Purchase of Vessels and Improvements	(138,803,974)	(36,000,000)
Advances for Vessel Construction	(39,522,428)	(6,900,000)
Proceeds from Sale of Vessel	12,011,482	—
Net Cash Used in Investing Activities	(166,314,920)	(42,900,000)
Cash Flows from Financing Activities:
Issuance of Common Stock	110,171,870	33,000,000
Equity Issuance Costs	(3,186,989)	—
Bank Borrowings	74,841,779	42,400,000
Repayment of Bank Debt	(12,440,000)	—
Increase in Restricted Cash	(800,000)	—
Deferred Financing Costs	(108,675)	(1,530)
Cash Dividends	(39,165,910)	(35,470,500)
Net Cash Provided by Financing Activities	129,312,075	39,927,970
Net Increase in Cash	603,924	30,021,228
Cash at Beginning of Period	22,275,491	24,526,528
Cash at End of Period	$22,879,415	$54,547,756
Supplemental Cash Flow Information:
Cash paid during the period for Interest (including Capitalized interest of $1,165,560 in 2007 and Commitment Fees)	$7,383,525	$4,007,482

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

The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and was a wholly owned subsidiary of Eagle Ventures LLC, a Republic of Marshall Islands limited liability company (‘‘Eagle Ventures’’). Eagle Ventures is owned by affiliates of Kelso & Company, L.P. (‘‘Kelso’’), members of management, a director, and outside investors. Eagle Ventures has sold the majority of its holdings in the Company. Eagle Ventures currently owns approximately 0.3% of the Company’s outstanding common stock.

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

The Company is the sole owner of all of the outstanding shares of the Republic of the Marshall Islands incorporated wholly-owned subsidiaries listed below. The primary activity of each of these subsidiaries is the ownership of a vessel.

Company	Owner of Vessel	dwt.	Built	Date Acquired
Cardinal Shipping LLC	Cardinal	55,408	2004	April 18, 2005
Condor Shipping LLC	Condor	50,296	2001	April 29, 2005
Falcon Shipping LLC	Falcon	50,296	2001	April 21, 2005
Griffon Shipping LLC	Griffon	46,635	1995	June 1, 2005
Harrier Shipping LLC	Harrier	50,296	2001	April 19, 2005
Hawk Shipping LLC	Hawk I	50,296	2001	April 26, 2005
Heron Shipping LLC	Heron	52,827	2001	December 1, 2005
Jaeger Shipping LLC	Jaeger	52,248	2004	July 7, 2006
Kestrel Shipping LLC	Kestrel I	50,326	2004	June 30, 2006
Kite Shipping LLC	Kite	47,195	1997	May 9, 2005
Merlin Shipping LLC	Merlin	50,296	2001	October 26, 2005
Osprey Shipping LLC	Osprey I	50,206	2002	August 31, 2005
Peregrine Shipping LLC	Peregrine	50,913	2001	June 30, 2005
Shikra Shipping LLC	Shikra*	41,096	1984	April 29, 2005
Sparrow Shipping LLC	Sparrow	48,225	2000	July 19, 2005
Tern Shipping LLC	Tern	50,200	2003	July 3, 2006
Shrike Shipping LLC	Shrike	53,343	2003	April 24, 2007
Skua Shipping LLC	Skua	53,350	2003	June 20, 2007
Kittiwake Shipping LLC	Kittiwake	53,146	2002	June 27, 2007
Crowned Eagle Shipping LLC	Crowned Eagle	56,000	2008	Expected November 2008
Crested Eagle Shipping LLC	Crested Eagle	56,000	2009	Expected February 2009
Stellar Eagle Shipping LLC	Stellar Eagle	56,000	2009	Expected April 2009
Golden Eagle Shipping LLC	Golden Eagle	56,000	2010	Expected January 2010
Imperial Eagle Shipping LLC	Imperial Eagle	56,000	2010	Expected February 2010

*	The vessel SHIKRA was sold on February 27, 2007.

The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Republic of Marshall Islands limited liability company.

The following table represents certain information about the Company’s revenue earning charters, as of June 30, 2007:

Vessel	Delivered to Charterer	Time Charter Expiration(1)	Daily Time Charter Hire Rate
Cardinal	June 21, 2007	May 2008 to August 2008	$28,000
Condor(2)	March 19, 2007	May 2009 to August 2009	$20,500
Falcon	April 22, 2005	February 2008 to June 2008	$20,950
Griffon	March 18, 2007	March 2009 to May 2009	$20,075
Harrier	June 21, 2007	June 2009 to September 2009	$24,000
Hawk I	April 1, 2007	April 2009 to June 2009	$22,000
Heron(13)	December 11, 2005	December 2007 to February 2008	$24,000
Jaeger(3)	July 12, 2007	July 2008 to August 2008	$27,500
Kestrel I(4)	July 1, 2006	December 2007 to April 2008	$18,750
Kite(5)	August 11, 2007	August 2009 to November 2009	$21,000
Merlin(6)	October 26, 2005	October 2007 to December 2007	$24,000
Osprey I(7)	September 1, 2005	July 2008 to November 2008	$21,000
Peregrine	December 16, 2006	December 2008 to February 2009	$20,500
Shikra		Vessel sold on February 2007	—
Sparrow(8)	January 27, 2007	December 2007 to February 2008	$24,000
Tern(9)	July 3, 2006	December 2007 to April 2008	$19,000
New Acquisitions:
Shrike(10)	April 24, 2007	April 2009 to August 2009	$24,600
Skua(11)	June 20, 2007	May 2009 to August 2009	$24,200
Kittiwake(12)	June 27, 2007	May 2008 to August 2008	$30,400

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(2)	The charterer of the CONDOR has an option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.
(3)	Upon completion of the current charter, the JAEGER commences a new time charter with a rate of $27,500 per day for 12 to 14 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $22,500 per day.
(4)	The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.
(5)	Upon conclusion of the current charter, the KITE commences a new time charter at $21,000 per day for 26 to 29 months.
(6)	Upon conclusion of the current charter, the MERLIN commences a new 36 to 39 month time charter. The daily rate is $27,000 for the first year, $25,000 for the second year and $23,000 for the third year. For accounting purposes an average daily rate of $25,000 will be used.
(7)	The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a time charter rate of $25,000 per day.

(8)	The SPARROW is on a time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate. Upon conclusion of the charter, the SPARROW commences a new 24 to 26 month time charter at a rate of $34,500 per day.
(9)	The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.
(10)	The Company took delivery of the SHRIKE on April 24, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $24,600 per day for 24 to 26 months. The charterer has an option to extend the charter period by 12 to 14 months at a daily time charter rate of $25,600.
(11)	The Company took delivery of the SKUA on June 20, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $24,200 per day for 23 to 25 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $25,200.
(12)	The Company took delivery of the KITTIWAKE on June 27, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $30,400 per day for 11 to 13 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $24,400 per day.
(13)	Upon completion of the current charter, the HERON commences a new time charter with a rate of $26,375 per day for 36 to 39 months.

The following table represents certain information about the Company’s charterers which individually accounted for more than 10% of the Company’s gross time charter revenue during the periods indicated:

	% of Time Charter Revenue
	Three Months Ended		Six Months Ended
Charterer	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Charterer A	14.1%	16.7%	14.4%	15.8%
Charterer B	25.0%	16.6%	24.5%	16.1%
Charterer C	—	14.1%	—	15.2%
Charterer D	12.1%	14.0%	14.1%	12.4%
Charterer H	12.6%	—	11.8%	—
Charterer J	11.4%	—	—	—

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the SEC (‘‘Securities and Exchange Commission’’) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Note 2.    Vessels

a.    Vessel and Vessel Improvements

At June 30, 2007, the Company’s fleet consisted of a total of 18 dry bulk vessels acquired at a total cost of $656,516,283. These costs consist of the contracted purchase price of $663,577,903, additional costs relating to the acquisition of the vessels of $567,880 and adjustments of $7,629,500 in net prepaid charter revenue relating to the assumption of time charters associated with certain of the acquired vessels. The Company has also capitalized $1,248,855 of costs relating to improvements for these vessels.

Vessel and vessel improvement costs have been depreciated from the date of their acquisition through their remaining estimated useful life. Depreciation expense for the three-month periods ended June 30, 2007 and 2006 was $5,719,027 and $4,749,665, respectively. Depreciation expense for the six-month periods ended June 30, 2007 and 2006 was $11,234,675 and $9,447,136, respectively.

During the six-month period ended June 30, 2007, the Company entered into several vessel purchase agreements and a vessel sale agreement:

–	The Company purchased in the first quarter and took delivery in the second quarter of three modern Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of approximately $138,700,000. The Company also incurred associated costs of $103,974 relating to these vessel acquisitions.

–	The Company sold the SHIKRA, a 1984-built Handymax vessel, to an unrelated third party for $12,525,000. The Company incurred total expenses of $513,518 relating to the sale. The Company recorded a gain on sale of $872,568 in the first quarter of 2007.

b.    Advances for Vessel Construction

During the six-month period ended June 30, 2007, the Company, through its subsidiaries, entered into three vessel newbuilding contracts for the construction of an additional three 56,000 deadweight, a dwt, ton vessels, to be named CROWNED EAGLE, CRESTED EAGLE and STELLAR EAGLE, which are expected to be delivered in November 2008, February 2009, and April 2009, respectively. The contract price for each vessel is 3.83 billion Japanese yen, or approximately $33,355,000 after giving effect to currency hedges purchased by the Company. The Company has placed deposits for the three newbuilding vessels which amount to $38,113,974 which is recorded under Advances for Vessel Construction. As of June 30, 2007, the Company had placed deposits totaling $62,912,092, of which $25,265,936 was placed in the first quarter of 2007 for the CROWNED EAGLE and CRESTED EAGLE, $12,848,038 was placed in the second quarter of 2007 for the STELLAR EAGLE and $24,798,118 was placed in 2006 for the GOLDEN EAGLE and IMPERIAL EAGLE. The Company will pay an additional 10% of each vessel’s contract price three months prior to delivery and the balance upon delivery. The deposits for the newbuilding vessels have been funded through borrowings from its credit facility and the borrowing costs are capitalized and recorded under Advances for Vessel Construction.

During the three-month period ended June 30, 2007, the Company incurred and capitalized interest costs of $847,623 ($811,489 in interest and $36,134 in amortization of financing expenses) and legal, insurance and technical supervision fees of $75,619. During the six-month period ended June 30, 2007, the Company incurred and capitalized interest costs of $1,356,674 ($1,284,803 in interest and $71,871 in amortization of financing expenses) and legal, insurance and technical supervision fees of $123,651. As of June 30, 2007, the Company had capitalized interest costs of $1,616,254 and legal, insurance and technical supervision fees of $256,894.

Note 3.    Long-Term Debt

At June 30, 2007, the Company’s debt consisted of $302,376,599 in borrowings under the $500,000,000 revolving credit facility. These borrowings consisted of $238,704,000 for the 18 vessels in operation and $63,672,599 to fund the deposits and capitalized interest on its five newbuilding vessels. At June 30, 2007, we had a remaining undrawn capacity of $197,623,401 available to borrow under the revolving credit facility for future acquisitions of dry bulk vessels.

During the six-month period ended June 30, 2007, the Company borrowed $74,841,779 under its revolving credit facility. Of these borrowings, $38,497,779 was used to fund the deposits for the three newbuilding vessels which were contracted for construction during the period and part of the capitalized financing costs for the newbuilding vessels on order, and $36,344,000 was used to partly fund the purchase of the three vessels which were delivered in the second quarter. The Company used $12,440,000 from the gross proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility.

On May 4, 2007, the Company’s sole lender agreed to provide an incremental commitment of up to $250,000,000, in addition to its existing $500,000,000 credit facility. The incremental commitment is subject to the same terms and conditions as the existing credit facility.

The revolving credit facility bears interest at the rate of 0.75% to 0.85% over LIBOR, depending upon the amount of debt drawn as a percentage of the value of the Company’s vessels. The Company pays on a quarterly basis a commitment fee of 0.25% per annum on the undrawn amount of the facility.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Loan Interest	$2,957,413	$1,893,185	$5,906,167	$3,734,475
Commitment Fees	143,254	190,862	288,613	382,973
Amortization of Deferred Financing Costs	59,772	33,275	117,784	66,225
Total Interest Expense	$3,160,439	$2,117,322	$6,312,564	$4,183,673

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges.

The Company entered an interest rate swap contract for a notional amount of $25,776,443 in the first quarter of 2007. This contract matures in March 2010. Under this contract, exclusive of applicable margin, the Company will pay 4.90% fixed-rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The Company has four other interest rate swap contracts as follows:

–	Notional amount of $100,000,000 with a fixed interest rate of 4.22% and maturity in September 2010

–	Notional amount of $30,000,000 with a fixed interest rate of 4.54% and maturity in September 2010

–	Notional amount of $84,800,000 with a fixed interest rate of 5.24% and maturity in September 2009

–	Notional amount of $25,048,118 with a fixed interest rate of 4.74% and maturity in September 2011

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $4,820,257 and $2,936,804 have been recorded in Other Assets in the Company’s financial statements as of June 30, 2007 and December 31, 2006, respectively.

Foreign Currency Swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. During the three-month period ended June 30, 2007, the Company swapped a total of 3.84 billion in Japanese yen currency exposure into the equivalent of $33,677,326. During the six-month period ended June 30, 2007, the Company swapped a total of 11.5 billion in Japanese yen currency exposure into the equivalent of $100,063,505. After giving effect to the deposits paid for the newbuildings, at June 30, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.280 billion Japanese yen swapped into the equivalent of $104,259,998.

At December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 4.386 billion Japanese yen swapped into the equivalent of $42,310,465.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $4,692,967 and $359,180 have been recorded in Other Liabilities in the accompanying financial statements as of June 30, 2007 and December 31, 2006, respectively.

Note 4.    Commitments and Contingencies

Vessel Technical Management Contracts

The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid average monthly technical management fees of $8,875 and $8,895 per vessel during the three and six months ended June 30, 2007, respectively.

Note 5.    Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. In March 2006, the Company granted options to purchase 56,666 of the Company’s common shares under the 2005 Stock Incentive Plan. In January 2007, under the same plan, the Company granted options to purchase 537,334 of the Company’s common shares. Diluted net income per share gives effect to the aforementioned stock options using the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Income/(Loss)	$11,924,695	$9,391,736	$20,412,483	$20,184,237
Weighted Average Shares – Basic	41,713,820	33,180,220	39,593,975	33,165,193
Dilutive effect of stock options	98,034	678	64,550	53
Weighted Average Shares – Diluted	41,811,854	33,180,898	39,658,525	33,165,246
Basic Earnings Per Share	$0.29	$0.28	$0.52	$0.61
Diluted Earnings Per Share	$0.29	$0.28	$0.51	$0.61

Note 6.    Non-cash Compensation

For the three-month periods ended June 30, 2007 and 2006, the Company recorded non-cash compensation charges of $124,356 and $1,938,970, respectively. The expense for the three-month period ended June 30, 2007 relates to the stock options granted in January 2007 to members of management under the 2005 Stock Incentive Plan (see Note 8). The expense for the three-month period ended June 30, 2006 relates to profits interests awarded to members of the Company’s management by the Company’s principal shareholder Eagle Ventures LLC.

For the six-month periods ended June 30, 2007 and 2006, the Company recorded non-cash compensation charges of $3,383,579 and $2,691,656, respectively. The expense for the six-month period ended June 30, 2007 included $3,137,812 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder Eagle Ventures LLC, and a non-cash charge of $245,767 which related to the stock options granted by the Company in January 2007 to certain directors of the Company and members of management under the 2005 Stock Incentive Plan (see Note 8).

Non-cash compensation charges for the six months ended June 30, 2006, included $2,644,623 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s principal shareholder Eagle Ventures LLC, and a non-cash amount of $47,033 which relates to the stock options granted by the Company to certain directors of the Company under the 2005 Stock Incentive Plan on the date of the grant. There will be no charges in future periods.

Note 7.    Capital Stock

Common Shares

On January 16, 2007, the Company’s then principal shareholder, Eagle Venture LLC, sold 7,202,679 of the Company’s common shares in a secondary offering. The Company did not receive any proceeds from this offering.

On March 6, 2007, the Company sold 5,400,000 of the Company’s common shares at a price to the public of $18.95 per share raising gross proceeds of $102,330,000. On March 23, 2007, the Company raised an additional $7,841,870 in gross proceeds from the underwriter’s exercise of their over-allotment option for the sale of 413,819 of the Company’s common shares. The Company used the proceeds from the offering to fund a portion of the acquisition costs of three vessels, the SHRIKE, SKUA and KITTIWAKE, which the Company agreed to acquire in the first quarter and which were delivered in the second quarter.

The Company incurred fees and expenses of $3,186,989 relating to the sales of its common shares.

Dividends

The Company’s current policy is to declare quarterly dividends to shareholders in March, May, August and November. Payment of dividends is limited by the terms of certain agreements which the Company and its subsidiaries are party to. The Company’s revolving credit facility permits it to pay quarterly dividends in amounts up to its quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. However, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company’s results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors.

On February 15, 2007, the Company’s Board of Directors declared a cash dividend for the fourth quarter of 2006 of $0.51 per share, based on 35,900,001 of the Company’s common shares outstanding, payable to all shareholders of record as of February 28, 2007. The aggregate amount of this cash dividend paid to the Company’s shareholders on March 2, 2007 was $18,309,000.

On April 18, 2007, the Company’s Board of Directors declared a cash dividend for the first quarter of 2007 of $0.50 per share, based on 41,713,820 of the Company’s common shares outstanding, payable to all shareholders of record as of April 30, 2007. The aggregate amount of this cash dividend paid to the Company’s shareholders on May 3, 2007 was $20,856,910.

Note 8.    2005 Stock Incentive Plan

The Company adopted the 2005 Stock Incentive Plan for the purpose of affording an incentive to eligible persons. The 2005 Stock Incentive Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, dividend equivalents and other awards based on or relating to the Company’s common shares to eligible non-employee directors, selected officers and other employees and independent contractors. The plan is administered by a committee of the Company’s Board of Directors.

An aggregate of 2.6 million shares of the Company’s common stock has been authorized for issuance under the plan. On March 17, 2006, the Company granted options to purchase 56,666 of the Company’s common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. On January 12, 2007, the Company granted options to purchase 13,334 of the Company’s common shares to its independent non-employee directors and 524,000 of the Company’s common shares to members of its management. The options have an exercise price of $17.80 per share and they vested and became exercisable for the non-employee directors on the grant date while the options for management vest and become exercisable over three years. All options expire ten years from the date of grant.

For purposes of determining compensation cost for the Company’s stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%, dividend yield of 11%, expected stock price volatility factor of 0.45. For the three-month and six-month periods ended June 30, 2007, the Company recorded non-cash compensation charges of $124,356 and $245,767, respectively, relating to the of these stock options.

Note 9.    Subsequent Events

Dividend

On July 18, 2007, the Company’s Board of Directors declared a cash dividend for the second quarter of 2007 of $0.47 per share, based on 41,713,820 of the Company’s common shares outstanding, payable to all shareholders of record as of August 1, 2007. The aggregate amount of this cash dividend paid to the Company’s shareholders on August 7, 2007 was $19,605,495.

Acquisition of Vessels

On July 24, 2007, the Company entered into an agreement to acquire 26 Supramax newbuilding vessels from an unrelated privately owned Greek shipping company for a total purchase price of approximately $1,100,000,000. The agreement includes consideration of $150,000,000 to purchase all of the issued and outstanding shares of capital stock of 19 wholly owned subsidiaries of Kyrini Shipping Inc., a Liberian corporation whose primary assets consists of contracts for the construction of 18 Supramax drybulk vessels and options for the construction of a further 8 Supramax drybulk vessels which were exercised on August 1, 2007. The transaction also includes options for the construction of an additional 9 Supramax drybulk vessels. The closing of the transaction, which is expected to occur on or before August 14, 2007, is subject to closing conditions customary to a transaction of this type and size. Total payments for the 26 vessels under the construction contracts are approximately $944,000,000. The construction contracts call for the 26 vessels to be delivered between August 2008 and April 2012. To facilitate the closing of the transaction and acquire the rights to the newbuilding contracts, the Company will draw upon its revolving credit facility which has been temporarily increased to $550,000,000 specifically for this purpose. The Company intends to enter into a new proposed $1,600,000,000 revolving credit facility, which is subject to the negotiation of definitive documentation and the closing of the transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company’s financial condition and results of operation for the three-month and six-month periods ended June 30, 2007 and 2006. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 deadweight tons, or dwt, and transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of June 30, 2007, we owned and operated a modern fleet of 18 Handymax dry bulk vessels. In addition to our operating fleet of 18 vessels, we have also entered into contracts for five newbuilding vessels under construction which are scheduled to be delivered to us between November 2008 through February 2010. These acquisitions will bring our total operating and newbuild fleet to 23 vessels.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. Fifteen of the 18 vessels in our operating fleet at June 30, 2007, are classified as Supramax dry bulk vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. With the three new vessel acquisitions, we will have one of the youngest fleet with an average age of only 6 years combined with a carrying capacity of 915,502 compared to an average age for the world Handymax dry dulk fleet of over 15 years.

Each of our vessels is owned by us through a separate wholly owned Republic of Marshall Islands limited liability company.

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

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

Our Fleet

The following table presents certain information concerning our fleet:

Vessel	Year Built	Dwt	Time Charter Employment Expiration(1)	Daily Time Charter Hire Rate
SUPRAMAX:
Cardinal	2004	55,408	May 2008 to August 2008	$28,000
Condor(2)	2001	50,296	May 2009 to August 2009	$20,500
Falcon	2001	50,296	February 2008 to June 2008	$20,950
Harrier	2001	50,296	June 2009 to September 2009	$24,000
Hawk I	2001	50,296	April 2009 to June 2009	$22,000
Heron(13)	2001	52,827	December 2007 to February 2008	$24,000
Jaeger(3)	2004	52,248	July 2008 to August 2008	$27,500
Kestrel I(4)	2004	50,326	December 2007 to April 2008	$18,750
Merlin(5)	2001	50,296	October 2007 to December 2007	$24,000
Osprey I(6)	2002	50,206	July 2008 to November 2008	$21,000
Peregrine	2001	50,913	December 2008 to February 2009	$20,500
Tern(7)	2003	50,200	December 2007 to April 2008	$19,000
NEW SUPRAMAX ACQUISITIONS
Shrike(8)	2003	53,343	April 2009 to August 2009	$24,600
Skua(9)	2003	53,350	May 2009 to August 2009	$24,200
Kittiwake(10)	2002	53,146	May 2008 to August 2008	$30,400
HANDYMAX:
Sparrow(11)	2000	48,225	December 2007 to February 2008	$24,000
Kite(12)	1997	47,195	August 2009 to November 2009	$21,000
Griffon	1995	46,635	March 2009 to May 2009	$20,075
NEWBUILDINGS
Crowned Eagle	2008	56,000	Expected to be delivered in November 2008	—
Crested Eagle	2009	56,000	Expected to be delivered in February 2009	—
Stellar Eagle	2009	56,000	Expected to be delivered in April 2009	—
Golden Eagle	2010	56,000	Expected to be delivered in January 2010	—
Imperial Eagle	2010	56,000	Expected to be delivered in February 2010	—

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(2)	The charterer of the CONDOR has an option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.
(3)	Upon completion of the current charter, the JAEGER commences a new time charter with a rate of $27,500 per day for 12 to 14 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $22,500 per day.
(4)	The charterer of the KESTREL I has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.
(5)	Upon conclusion of the current charter, the MERLIN commences a new 36 to 39 month time charter. The daily rate is $27,000 for the first year, $25,000 for the second year and $23,000 for the third year. For accounting purposes an average daily rate of $25,000 will be used.
(6)	The charterer of the OSPREY I has an option to extend the charter period by up to 26 months at a time charter rate of $25,000 per day.
(7)	The charterer of the TERN has an option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.
(8)	The Company took delivery of the SHRIKE on April 24, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $24,600 per day for 24 to 26 months. The charterer has an option to extend the charter period by 12 to 14 months at a daily time charter rate of $25,600.
(9)	The Company took delivery of the SKUA on June 20, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $24,200 per day for 23 to 25 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $25,200.

(10)	The Company took delivery of the KITTIWAKE on June 27, 2007 and the vessel was immediately delivered to the charterer a at time charter rate of $30,400 per day for 11 to 13 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $24,400 per day.
(11)	The SPARROW is on a time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate. Upon conclusion of the charter, the SPARROW commences a new 24 to 26 month time charter at a rate of $34,500 per day.
(12)	Upon conclusion of the current charter, the KITE commences a new time charter at $21,000 per day for 26 to 29 months.
(13)	Upon completion of the current charter, the HERON commences a new time charter with a rate of $26,375 per day for 36 to 39 months.

New Acquisitions

During the first quarter of 2007, we agreed to purchase three modern Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of $138,700,000. We took delivery of the SHRIKE on April 24, 2007, the SKUA on June 20, 2007 and the KITTIWAKE on June 27, 2007. Upon their delivery to us, these vessels immediately commenced time charters.

In the six months ended June 30, 2007, we have further expanded our newbuilding program by entering into three additional contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of ‘Future-56’ class Supramax 56,000 deadweight ton vessels. In March 2007, we entered into two contracts with the shipyard for the construction of the CROWNED EAGLE and CRESTED EAGLE, which are expected to be delivered in November 2008 and February 2009, respectively. In April 2007, we entered into a contract with the shipyard for the construction of the STELLAR EAGLE, which is expected to be delivered in April 2009. The contract price for each vessel is 3.83 billion Japanese yen or approximately $33,355,000 after giving effect to currency hedges.

As of June 30, 2007, we have five 56,000 deadweight ton vessel newbuildings on order and we have placed deposits aggregating $62,912,092 towards the construction of these vessels. Of these deposits, $25,265,936 and $12,848,038 were placed during the first and second quarter of 2007, respectively.

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

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Republic of Marshall Islands limited liability company that maintains its principal executive offices in New York City. We currently have a total of twelve shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

•    commercial operations and technical supervision;

•    safety monitoring;

•    vessel acquisition; and

•    financial, accounting and information technology services.

Technical Management

The technical management of our fleet is provided by unaffiliated third party technical managers. Until recently, V.Ships, whom we believe is the world’s largest provider of independent ship management and related services, was the sole technical manager of our fleet. However, the recent growth in our fleet has provided us with an opportunity to bring in an additional manager and benchmark our vessel technical operations. We have therefore entered into agreements with Barbers International Ltd., a leading internationally recognized ship manager to technically manage some of our vessels. We review the performance of our ship managers on an ongoing basis and may add or change technical managers.

Our technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month period ended June 30, 2007, the technical management fee averaged $8,875 per vessel per month compared to $8,583 per vessel per month in the corresponding period ended June 30, 2006. For the six-month period ended June 30, 2007, the technical management fee averaged $8,895 per vessel per month compared to $8,583 per vessel per month in the corresponding period ended June 30, 2006.

Value of Assets and Cash Requirements

The replacement costs of comparable new vessels may be above or below the book value of our fleet. The market value of our fleet may be below book value when market conditions are weak and exceed book value when markets conditions are strong. In common with other shipowners, we may consider asset redeployment which at times may include the sale of vessels at less than their book value.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the ‘‘Critical Accounting Policies’’ previously disclosed in our Form 10-K for the year ended December 31, 2006.

Results of Operations for the three-month and six-month periods ended June 30, 2007 and 2006

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Ownership Days	1,447	1,183	2,854	2,353
Available Days	1,438	1,183	2,833	2,309
Operating Days	1,435	1,181	2,822	2,297
Fleet Utilization	99.8%	99.9%	99.6%	99.5%

•	Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

Our fleet size in 2007 has increased from that of 2006, resulting in an increase in Ownership days. During the three-month period ended June 30, 2007, we operated 18 vessels compared to 14 vessels in the corresponding quarter in 2006. During the six-month period ended June 30, 2007, we operated 18 vessels, net of the sale of the SHIKRA in the first quarter of 2007, compared to 14 vessels in the corresponding period in 2006.

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

During the three-month period ended June 30, 2007, Available days increased due to larger fleet size compared to the corresponding quarter in 2006. During the six-month period ended June 30, 2007, Available days increased due to larger fleet size compared to the corresponding period in 2006. Available days were, however, impacted by one vessel entering drydock at the end of the first quarter of 2007 and time spent positioning the SHIKRA for sale in the first quarter. Available days in the corresponding period of 2006 were impacted by the drydocking of 3 vessels.

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

Revenues

All our vessels are employed on time charters. Our time charter equivalent (‘‘TCE’’) rate is equal to the time charter rate. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the three-month period ended June 30, 2007 of $28,338,047 included billed time charter revenues of $31,011,901, deductions for brokerage commissions of $1,593,854 and amortization of net prepaid charter revenue of $1,080,000. Net revenues for the three-month period ended June 30, 2007 were 18% greater than net revenues for the three-month period ended June 30, 2006, primarily due to a larger fleet size as reflected by increased operating days. Net revenue for the three-month period ended June 30, 2006 of $24,105,383 included billed time charter revenues of $26,199,776, deductions for brokerage commissions of $1,320,894 and amortization of net prepaid charter revenue of $773,500.

Net revenues for the six-month period ended June 30, 2007 of $55,246,579 included billed time charter revenues of $60,488,275, deductions for brokerage commissions of $3,081,696 and amortization of net prepaid charter revenue of $2,160,000. Net revenues for the six-month period ended June 30, 2007 were 15% greater than net revenues for the six-month period ended June 30, 2006, primarily due to a larger fleet size as reflected by increased operating days. Net revenue for the six-month period ended June 30, 2006 of $47,895,435 included billed time charter revenues of $52,247,893, deductions for brokerage commissions of $2,641,958 and amortization of net prepaid charter revenue of $1,710,500.

Vessel Expenses

Vessel expenses for the three-month period ended June 30, 2007 were $6,856,581 compared to $4,919,422 in the three-month period ended June 30, 2006. The increase in vessel expense is attributable to a larger fleet size in operation for the second quarter of 2007 and increases in vessel crew and lubricants costs. Vessel expenses for the three-month period ended June 30, 2007 included $6,435,504 in vessel operating costs and $421,077 in technical management fees. For the three-month period ended June 30, 2006, vessel expenses included $4,584,922 in vessel operating costs and $334,500 in technical management fees.

Vessel expenses for the six-month period ended June 30, 2007 were $13,102,479 compared to $9,624,419 in the six-month period ended June 30, 2006. The increase in vessel expense is attributable to a larger fleet size in operation for the six-month period of 2007 and increases in vessel crew and lubricants costs. Vessel expenses for the six-month period ended June 30, 2007 included $12,271,965 in vessel operating costs and $830,514 in technical management fees. For the six-month period ended June 30, 2006, vessel expenses included $8,954,919 in vessel operating costs and $669,500 in technical management fees.

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

For the three-month periods ended June 30, 2007 and 2006, total depreciation and amortization expense were $6,046,953 and $4,937,661, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2007 includes $5,719,027 of vessel depreciation and $327,926 relating to the amortization of deferred drydocking costs. Comparable amounts the for three-month period ended June 30, 2006 were $4,749,665 of vessel depreciation and $187,996 of amortization of deferred drydocking costs.

For the six-month periods ended June 30, 2007 and 2006, total depreciation and amortization expense were $11,837,584 and $9,757,243, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2007 includes $11,234,675 of vessel depreciation and $602,909 relating to the amortization of deferred drydocking costs. Comparable amounts for the six-month period ended June 30, 2006 were $9,447,136 of vessel depreciation and $310,107 of amortization of deferred drydocking costs.

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended June 30, 2007 and 2006, the amortization of deferred financing costs was $59,772 and $33,275, respectively. For the six-month periods ended June 30, 2007 and 2006, the amortization of deferred financing costs was $117,784 and $66,225, respectively.

General and Administrative Expenses

Our general and administrative expenses include onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors fees, and directors and officers insurance.

General and administrative expenses for the three-month periods ended June 30, 2007 and 2006 were $1,573,174 and $1,114,024, respectively. The increase in general and administrative expenses for the three-month period ended June 30, 2007 was attributable to expenses associated with a larger fleet.

General and administrative expenses for the six-month periods ended June 30, 2007 and 2006 were $3,216,994 and $2,099,503, respectively. The increase in general and administrative expenses for the six-month period ended June 30, 2007 was attributable to expenses associated with a larger fleet. We expect general and administrative expenses to increase as we expand our fleet

Non-Cash Compensation Expense

For the three-month periods ended June 30, 2007 and 2006, the Company recorded non-cash compensation charges of $124,356 and $1,938,970, respectively. The expense for the three-month period ended June 30, 2007 relates to the fair value of the stock options granted in January 2007 to certain directors of the Company and members of management under the 2005 Stock Incentive Plan. The expense for the three-month period ended June 30, 2006 relates to profits interests awarded to members of the Company’s management by the Company’s principal shareholder Eagle Ventures LLC.

For the six-month periods ended June 30, 2007 and 2006, the Company recorded non-cash compensation charges of $3,383,579 and $2,691,656, respectively. The expense for the six-month period ended June 30, 2007 includes $245,767 which relates to the stock options granted in January 2007 to members of management under the 2005 Stock Incentive Plan. The expense for the six-month period ended June 30, 2006 includes $2,644,623 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder Eagle Ventures LLC, and a non-cash amount of $47,033 which relates to the stock options granted to certain directors of the Company under the 2005 Stock Incentive Plan.

On January 16, 2007, Eagle Ventures LLC (‘‘Eagle Ventures’’) sold 7,202,679 shares of the Company’s common shares in a secondary offering. The Company did not receive any proceeds from this offering. Based on the discretion of the compensation committee of Eagle Ventures, exercised in accordance with the Fifth LLC Agreement, Eagle Ventures redeemed and retired the common interests held by certain members in full liquidation of the common interests held by such members. The remaining proceeds received by Eagle Ventures will be retained until a future distribution is determined to be made by the compensation committee of Eagle Ventures. Future distributions of the remaining cash proceeds, and the proceeds received from the sale of the 127,778 common shares held by Eagle Ventures, will be distributed to the remaining members of Eagle Ventures, including an affiliate of Kelso and members of our management that hold profits interests, in accordance with the Fifth LLC Agreement, as modified by the permitted discretion of the compensation committee of Eagle Ventures reflected in an amendment to the Fifth LLC Agreement.

These non-cash, non-dilutive charges relate to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder, Eagle Ventures. These profits interests diluted only the interests of the owners of Eagle Ventures, and did not dilute the direct holders of the Company’s common shares. The non-cash compensation charge was recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). The non-cash compensation charges were based on the fair value of the profits interests which were ‘‘marked to market’’ at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests were recorded as a change in estimate cumulative to the date of change. The expense relating to the profits interest is now fixed. There will be no charges in future periods. The Company’s Financial Statements for the year ended December 31, 2006 on Form 10-K includes a more detailed description of these profits interests.

Interest and Finance Costs

During the three-month period ended June 30, 2007, we borrowed a total of $36,752,038 from our $500,000,000 revolving credit facility. Of these borrowings, $12,848,038 was used to fund the deposit for one newbuilding vessel which was contracted for construction during the period, and $23,904,000 was used to partly fund the purchase of the three vessels, the SHRIKE, SKUA and KITTIWAKE, which we agreed to acquire in the first quarter of 2007 and which were delivered in the second quarter of 2007.

During the six-month period ended June 30, 2007, we borrowed a total of $74,841,779 from our $500,000,000 revolving credit facility. Of these borrowings, $38,497,779 was used to fund the deposits and part of the capitalized financing costs for the three newbuilding vessels which were contracted for construction during the period, and $36,344,000 was used to partly fund the purchase price of the three vessels mentioned above. We also used $12,440,000 from the gross proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility.

At June 30, 2007, our debt consisted of $302,376,599 in borrowings under the revolving credit facility. These borrowings consisted of $238,704,000 for the 18 vessels in operation and $63,672,599 to fund the deposits and capitalized interest on our five newbuilding vessels. Interest expense on the debt borrowed to fund the deposits for the newbuilding vessels is capitalized (see below).

The facility bears interest at the rate of 0.75% to 0.85% over LIBOR, depending upon the amount of debt drawn as a percentage of the value of the Company’s vessels. We also pay on a quarterly basis a commitment fee of 0.25% per annum on the undrawn amount of the facility.

For the three-month period ended June 30, 2007, interest rates applicable on our debt ranged from 4.97% to 6.09%, including the applicable margin. The weighted average effective interest rate was 5.48%. For the three-month period ended June 30, 2006, interest rates applicable on our debt ranged from 5.17% to 6.29%, including the applicable margin. The weighted average effective interest rate was 5.30%.

For the six-month period ended June 30, 2007, interest rates applicable on our debt ranged from 4.97% to 6.09%, including the applicable margin. The weighted average effective interest rate was 5.47%. For the six-month period ended June 30, 2006, interest rates applicable on our debt ranged from 5.17% to 6.29%, including the applicable margin. The weighted average effective interest rate was 5.28%.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Loan Interest	$2,957,413	$1,893,185	$5,906,167	$3,734,475
Commitment Fees	143,254	190,862	288,613	382,973
Amortization of Deferred Financing Costs	59,772	33,275	117,784	66,225
Total Interest Expense	$3,160,439	$2,117,322	$6,312,564	$4,183,673

Capitalized Interest

For the three-month period ended June 30, 2007, interest expense on the debt borrowed to fund the deposits for the newbuilding vessels amounted to $847,623 ($811,489 in interest and $36,134 in amortization of financing expenses) and this amount has been capitalized as part of the cost of the newbuilding vessels and is included in Advances for Vessel Construction in the financial statements as of June 30, 2007.

For the six-month period ended June 30, 2007, interest expense on the debt borrowed to fund the deposits for the newbuilding vessels amounted to $1,356,674 ($1,284,803 in interest and $71,871 in amortization of financing expenses) and this amount has been capitalized as part of the cost of the newbuilding vessels and is included in Advances for Vessel Construction in the financial statements as of June 30, 2007.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges.

During the first six months ended June 30, 2007, we entered into an interest rate swap contract for a notional amount of $25,776,443. This contract matures in March 2010. On this contract, exclusive of applicable margin, the Company will pay 4.90% fixed-rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. We have four other interest rate swap contracts as follows:

–	Notional amount of $100,000,000 with a fixed interest rate of 4.22% and maturity in September 2010

–	Notional amount of $30,000,000 with a fixed interest rate of 4.54% and maturity in September 2010

–	Notional amount of $84,800,000 with a fixed interest rate of 5.24% and maturity in September 2009

–	Notional amount of $25,048,118 with a fixed interest rate of 4.74% and maturity in September 2011

We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $4,820,257 and $2,936,804 have been recorded in Other Assets in the financial statements as of June 30, 2007 and December 31, 2006, respectively.

Subsequent to the quarter ended June 30, 2007, we entered into an interest rate swap contract for a notional amount of $36,752,038. This contract matures in August 2012. Under this contract, exclusive of applicable margin, the Company will pay 5.225% fixed-rate interest and receive floating-rate interest amounts based on three-month LIBOR settings.

Foreign Currency Swaps

The shipping industry’s functional currency is the U.S. dollar. All our revenues and the majority of our operating expenses and the entirety of our management expenses are in U.S. dollars.

Therefore, we do not use or intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for our revenues and expenses.

However, we have entered into foreign exchange swap transactions to hedge foreign currency risks on our capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges.

During the three-month period ended June 30, 2007, the Company swapped a total of 3.84 billion in Japanese yen currency exposure into the equivalent of $33,677,326. During the six-month period ended June 30, 2007, the Company swapped a total of 11.5 billion in Japanese yen currency exposure into the equivalent of $100,063,505. After giving effect to the deposits paid for the newbuildings, at June 30, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.280 billion Japanese yen swapped into the equivalent of $104,259,998.

At December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 4.386 billion Japanese yen swapped into the equivalent of $42,310,465.

We record the fair value of the currency swaps as an asset or liability in our financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $4,692,967 and $359,180 have been recorded in Other Liabilities in the accompanying financial statements as of June 30, 2007 and December 31, 2006, respectively.

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

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Income	$11,924,695	$9,391,736	$20,412,483	$20,184,237
Interest Expense	3,160,439	2,117,322	6,312,564	4,183,673
Depreciation and Amortization	6,046,953	4,937,661	11,837,584	9,757,243
Amortization of Prepaid and Deferred Revenue	1,080,000	773,500	2,160,000	1,710,500
EBITDA	22,212,087	17,220,219	40,722,631	35,835,653
Adjustments for Exceptional Items:
Non-cash Compensation Expense(1)	124,356	1,938,970	3,383,579	2,691,656
Credit Agreement EBITDA	$22,336,443	$19,159,189	$44,106,210	$38,527,309

(1)	Management’s participation in profits interests in Eagle Ventures LLC and stock options (see Notes to our financial statements)

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the six-month periods ended June 30, 2007 and 2006 was $37,606,769 and $32,993,258, respectively. The increase was primarily due to cash generated from the operation of the fleet for 2,822 operating days in the six-month period ended June 30, 2007 compared to 2,297 operating days during the same period in 2006.

Net cash used in investing activities during the six-month period ended June 30, 2007, was $166,314,920. During the six-month period ended June 30, 2007, we purchased three modern Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of $138,700,000. We also incurred associated costs of $103,974 relating to these vessel acquisitions. During the six-month period ended June 30, 2007, for our newbuilding program, we placed deposits in Japanese yen of the equivalent of $38,113,974 for three 56,000 deadweight ton vessels, the CROWNED EAGLE, CRESTED EAGLE and STELLAR EAGLE, which are to be constructed and delivered in November 2008, February 2009 and April 2009, respectively. These deposits are in addition to the deposits of $24,798,118 that were placed for the GOLDEN EAGLE and IMPERIAL EAGLE in 2006. We have also incurred associated capitalized interest costs of $1,356,674and capitalized legal, insurance and technical supervision costs of $123,651. On February 12, 2007, we sold the SHIKRA, a 1984-built Handymax vessel, to an unrelated third party for $12,525,000 and we incurred total expenses of $513,518 relating to the sale.

Net cash provided by financing activities during the six-month period ended June 30, 2007 was $129,312,075. In the six-month period ended June 30, 2007, we received $110,171,870 in gross proceeds from the sale of common shares of the Company and we paid costs of $3,186,989 associated with the sale. We borrowed $74,841,779 from our revolving credit facility, of which amount $38,497,779 was used to fund the deposits for the three newbuilding vessels which were contracted for construction during the period and part of the capitalized financing costs for the newbuilding vessels on order, and $36,344,000 was used to partly fund the deposits for the three vessels which we agreed to acquire in the period. We used $12,440,000 from the gross proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility. During the six-month period ended June 30, 2007, we paid $39,165,910 in dividends. Net cash provided by financing activities during the six-month period ended June 30, 2006 was $39,927,970 as the Company borrowed $42,400,000 from its revolving credit facility, raised $33,000,000 from a private placement of common shares of the Company and paid $35,470,500 in dividends.

As of June 30, 2007, our cash balance was $22,879,415 compared to a cash balance of $22,275,491 at December 31, 2006. In addition, $7,200,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of June 30, 2007. The cash deposit amount at the end of December 31, 2006 was $6,400,000. Also recorded in Restricted Cash is an amount of $124,616 which is collateralizing a letter of credit relating to our office lease.

At June 30, 2007, we had a remaining undrawn capacity of $197,623,401 available to borrow for future acquisitions of dry bulk vessels under our $500,000,000 revolving credit facility. The facility also provides us with the ability to borrow up to $15,000,000 for working capital purposes. (See section entitled ‘‘Revolving Credit Facility’’ for a description of the facility).

We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for at least the next 12 months. We were in compliance with all of the covenants contained in our debt agreements as of June 30, 2007.

On July 24, 2007, the Company entered into an agreement to acquire 26 Supramax newbuilding vessels from an unrelated privately owned Greek shipping company for a total purchase price of approximately $1,100,000,000. The agreement includes consideration of $150,000,000 to purchase all of the issued and outstanding shares of capital stock of 19 wholly owned subsidiaries of Kyrini Shipping Inc., a Liberian corporation whose primary assets consists of contracts for the construction of 18 Supramax drybulk vessels and options for the construction of a further 8 Supramax drybulk vessels which were exercised on August 1, 2007. The transaction also includes options for the construction of an additional 9 Supramax drybulk vessels. The closing of the transaction, which is expected to occur on or before August 14, 2007, is subject to closing conditions customary to a transaction of this type and size. Total payments for the 26 vessels under the construction contracts are approximately $944,000,000. The construction contracts call for the 26 vessels to be delivered between August 2008 and April 2012. To facilitate the closing of the transaction and acquire the rights to the newbuilding contracts, the Company will draw upon its revolving credit facility which has been temporarily increased to $550,000,000 specifically for this purpose. The Company intends to enter into a new proposed $1,600,000,000 revolving credit facility, which is subject to the negotiation of definitive documentation and the closing of the transaction.

Dividends

Our policy is to declare quarterly dividends to stockholders in March, May, August and November in amounts that are substantially equal to our available cash from operations during the previous quarter less any cash reserves for drydocking and working capital.

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

On February 15, 2007, our Board of Directors declared a cash dividend for the fourth quarter of 2006 of $0.51 per share, based on 35,900,001 of the Company’s common shares outstanding, payable to all shareholders of record as of February 28, 2007. The aggregate amount of this cash dividend paid to our shareholders on March 2, 2007 was $18,309,000.

On April 18, 2007, our Board of Directors declared a cash dividend for the first quarter of 2007 of $0.50 per share based on 41,713,820 of the Company’s common shares outstanding, payable to all shareholders of record as of April 30, 2007. The aggregate amount of this cash dividend paid to our shareholders on May 3, 2007 was $20,856,909. Since we did not own the three vessels we agreed to acquire in the first quarter and did not receive the benefit of their revenues during the first quarter (the SHRIKE delivered on April 24, 2007 and SKUA and KITTIWAKE delivered in June 2007), we funded approximately $2,850,000 of this dividend from excess working capital in order to pay the indicated dividend of $0.50 per share.

On July 18, 2007, our Board of Directors declared a cash dividend for the second quarter of 2007 of $0.47 per share, based on 41,713,820 of the Company’s common shares outstanding, payable to all shareholders of record as of August 1, 2007. The aggregate amount of this cash dividend paid to the Company’s shareholders on August 7, 207 was $19,605,495.

Sale of Common Shares

On January 16, 2007, our then principal shareholder, Eagle Ventures LLC, sold 7,202,679 of the Company’s common shares from its holdings of the Company’s common stock in a secondary sale in a private placement. The Company did not receive any proceeds from this offering.

On March 6, 2007, we sold 5,400,000 of our common stock at a price to the public of $18.95 per share raising gross proceeds of $102,330,000. On March 23, 2007, we raised an additional $7,841,870 in gross proceeds from the underwriter’s exercise of their over-allotment option for the purchase of 413,819 of our common shares. We used the net proceeds from the offering to fund a portion of the acquisition costs of three vessels, the SHRIKE, SKUA and KITTIWAKE, which were delivered in the second quarter of 2007. We incurred fees and expenses of $3,186,989 relating to the sale of our common shares.

Revolving Credit Facility

In July 2005, we entered into a 10-year $330,000,000 revolving credit facility. As of December 31, 2005, the outstanding indebtedness under the revolving credit facility was $140,000,000. In July 2006, we amended and increased our initial revolving credit facility to $450,000,000 with a new term of ten years expiring in July 2016. In November 2006, we further enhanced our facility to $500,000,000 to facilitate our newbuilding program. The facility also provides us with the ability to borrow up to $15,000,000 for working capital purposes. There are no principal repayment obligations under the amended facility until July 2012. Over the remaining four years until maturity in July 2016, the facility will reduce in semi-annual amounts of $28,750,000 with a final reduction of $270,000,000 occurring simultaneously with the last semi-annual reduction. The Company’s Form 10-K for the year ended December 31, 2006 includes a more detailed description of the revolving credit facility.

At June 30, 2007, the Company’s debt consisted of $302,376,599 in borrowings under the $500,000,000 revolving credit facility. These borrowings consisted of $238,704,000 for the 18 vessels in operation and $63,672,599 to fund the deposits and capitalized interest on its five newbuilding vessels. At June 30, 2007, we had a remaining undrawn capacity of $197,623,401 available to borrow under the revolving credit facility for future acquisitions of dry bulk vessels.

On May 4, 2007, the Company’s sole lender agreed to provide an incremental commitment of up to $250,000,000, in addition to its existing $500,000,000 credit facility. The incremental commitment is subject to the same terms and conditions as the existing credit facility. We paid an arrangement fee of $50,000 to the lender in connection with the incremental commitment to the revolving credit facility. On July 24, 2007, the Company temporarily increased its revolving credit facility to $550,000,000 to facilitate the closing of the stock purchase transaction and acquire the rights to the newbuilding contracts described herein. The Company will incur an arrangement fee of $250,000 in connection with the increase of the facility.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2007:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Vessels(1)	$—	$104,260	$—	$—	$104,260
Bank Loans	—	—	—	302,377	302,377
Interest and borrowing fees(2)	15,213	30,342	30,467	68,291	144,313
Office lease(3)	250	500	188	—	938
Total	$15,463	$135,102	$30,655	$370,668	$551,888

(1)	The balance of the contract price in US dollars for the five newbuilding vessels which are to be constructed and delivered between November 2008 and February 2010.
(2)	The Company is a party to floating-to-fixed interest rate swaps covering notional amounts of $100,000,000, $30,000,000, $84,800,000, $25,048,118 and $25,776,443 as of June 30, 2007 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to a fixed rate of 4.22%, 4.54%, 5.24%, 4.74% and 4.90% respectively, plus applicable margin. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.
(3)	Remainder of the 63-month lease on the office space which we occupy.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

During the three-month period ended June 30, 2007, for our newbuilding program, we placed a deposit in Japanese yen of an equivalent of $12,848,038 for a 56,000 deadweight ton vessel, the STELLAR EAGLE, which is to be constructed and delivered in April 2009.

During the six-month period ended June 30, 2007, we acquired three Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of $138,700,000 and associated costs of $103,974. During the six-months period ended June 30, 2007, for our newbuilding program, we placed deposits in Japanese yen of the equivalent of $38,113,974 for three 56,000 deadweight ton vessels, the CROWNED EAGLE, CRESTED EAGLE and STELLAR EAGLE, which are to be constructed and delivered in November 2008, February 2009 and April 2009, respectively. These deposits are in addition to the $24,798,118 that was placed for the GOLDEN EAGLE and IMPERIAL EAGLE in 2006.

In addition to acquisitions that we may undertake in future periods, the Company’s other major capital expenditures include funding the Company’s maintenance program of regularly scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. For the three-month period ended June 30, 2007, three of our vessels passed drydock surveys. During the corresponding period in 2006 we did not drydock any vessels. For the six-month periods ended June 30, 2007 and 2006, we spent $628,307 and $1,464,473, respectively on vessel drydockings. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
September 30, 2007	60	$1.6 million
December 31, 2007	15	$0.4 million
March 31, 2008	30	$0.8 million
June 30, 2008	30	$0.8 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from the ‘‘Interest Rate Risk’’ previously disclosed in our Form 10-K for the year ended December 31, 2006.

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

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. In 2006, the Company entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of two new-build vessels which are expected to be constructed and delivered to the Company in January 2010 and February 2010. After giving effect to the deposits paid on these newbuildings, at December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 4.386 billion Japanese yen swapped into the equivalent of $42,310,465.

During the three-month period ended June 30, 2007, the Company entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of a new-build vessel, the STELLAR EAGLE, which is expected to be delivered to the Company in April 2009. During this three-month period, the Company swapped a total of 3.84 billion in Japanese yen currency exposure into the equivalent of $33,677,326.

During the six-month period ended June 30, 2007, the Company entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of three new-build vessels, the CROWNED EAGLE, CRESTED EAGLE and STELLAR EAGLE, which are expected to be delivered to the Company in November 2008, February 2009 and April 2009, respectively. During this six-month period, the Company swapped a total of 11.5 billion in Japanese yen currency exposure into the equivalent of $100,063,505.

After giving effect to the deposits paid for the newbuildings, at June 30, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.280 billion Japanese yen swapped into the equivalent of $104,259,998 which includes 4.386 billion Japanese yen swapped into the equivalent of $42,310,465 at December 31, 2006 for the GOLDEN EAGLE and IMPERIAL EAGLE.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $4,692,967 and $359,180 have been recorded in Other Liabilities in the accompanying financial statements as of June 30, 2007 and December 31, 2006, respectively.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 — Legal Proceedings

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

Item 1A — Risk Factors

There have been no material changes from the ‘‘Risk Factors’’ previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2007, the Company granted 13,334 shares of the Company’s stock in options to its independent non-employee directors and 524,000 of the Company’s stock in options to its management. These options have an exercise price of $17.80 and became exercisable for the non-employee directors on the grant date while the options for management vest and become exercisable over three years. All options expire ten years from the date of grant.

On March 17, 2006, the Company granted 56,666 shares of the Company’s stock in options to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. All options expire ten years from the date of grant.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

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

By: /s/ Sophocles N. Zoullas
        Sophocles N. Zoullas
        Chairman of the Board and
        Chief Executive Officer

Date:    August 8, 2007

By: /s/ Alan S. Ginsberg
        Alan S. Ginsberg
        Chief Financial Officer
        and Treasurer

Date:    August 8, 2007