Form 10-Q
period 2007-09-30
Eagle Bulk Shipping Inc.
filed 2007-11-09
CIK 1322439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR

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

YES            NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, par value $0.01 per share 46,727,153 shares outstanding as of November 9, 2007.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	1
	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006	2
	Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2007	3
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	33

Part 1:    FINANCIAL INFORMATION

Item 1:    Financial Statements

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Current Assets:
Cash	$154,947,136	$22,275,491
Accounts Receivable	2,033,860	616,205
Prepaid Charter Revenue	500,000	3,740,000
Prepaid Expenses	1,618,699	1,020,821
Total Current Assets	159,099,695	27,652,517
Vessels and Vessel Improvements, net	611,870,650	502,141,951
Advances for Vessel Construction	290,399,551	25,190,941
Restricted Cash	7,324,616	6,524,616
Deferred Drydock Costs, net	3,838,826	1,937,299
Deferred Financing Costs, net	2,509,504	2,406,839
Other Assets	—	2,936,804
Total Assets	$1,075,042,842	$568,790,967
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,129,487	$1,650,159
Accrued Interest	2,993,138	800,683
Other Accrued Liabilities	1,796,334	1,717,124
Unearned Charter Hire Revenue	4,671,174	2,713,060
Total Current Liabilities	13,590,133	6,881,026
Long-term Debt	527,839,099	239,974,820
Other Liabilities	3,151,969	359,180
Total Liabilities	544,581,201	247,215,026
Stockholders’ Equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 46,727,153 shares issued and outstanding as of September 30, 2007 and 35,900,001 shares issued and outstanding as of December 31, 2006, respectively	467,271	359,000
Additional Paid-In Capital	601,938,926	364,574,877
Retained Earnings (net of cumulative dividends declared of $145,161,905 at September 30, 2007 and $86,390,500 at December 31, 2006)	(68,792,587)	(45,935,560)
Accumulated Other Comprehensive(Loss)/Income	(3,151,969)	2,577,624
Total Stockholders’ Equity	530,461,641	321,575,941
Total Liabilities and Stockholders’ Equity	$1,075,042,842	$568,790,967

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues, net of Commissions	$33,955,704	$28,358,830	$89,202,283	$76,254,265
Vessel Expenses	6,647,223	6,118,038	19,749,702	15,742,457
Depreciation and Amortization	7,241,927	5,980,747	19,079,511	15,737,990
General and Administrative Expenses	1,570,980	1,266,905	4,787,974	3,366,408
Non-cash Compensation Expense	120,614	3,076,699	3,504,193	5,768,355
Gain on Sale of Vessel	—	—	(872,568)	—
Total Operating Expenses	15,580,744	16,442,389	46,248,812	40,615,210
Operating Income	18,374,960	11,916,441	42,953,471	35,639,055
Interest Expense	3,476,977	3,180,336	9,789,541	7,364,009
Interest Income	(603,912)	(364,632)	(2,750,448)	(1,009,928)
Net Interest Expense	2,873,065	2,815,704	7,039,093	6,354,081
Net Income	$15,501,895	$9,100,737	$35,914,378	$29,284,974
Weighted Average Shares Outstanding :
Basic	42,209,617	35,900,000	40,493,753	34,086,813
Diluted	42,365,252	35,900,678	40,590,796	34,086,848
Per Share Amounts:
Basic Net Income	$0.37	$0.25	$0.89	$0.86
Diluted Net Income	$0.37	$0.25	$0.88	$0.86
Cash Dividends Declared and Paid	$0.47	$0.50	$1.48	$1.57

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

				Retained Earnings
	Common Shares	Common Shares Amount	Additional Paid-In Capital	Net Income	Cash Dividends	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2006	35,900,001	$359,000	$364,574,877	$40,454,940	$(86,390,500)	$(45,935,560)	$2,577,624	$321,575,941
Comprehensive Income:
Net Income	—	—	—	35,914,378	—	35,914,378	—	35,914,378
Net Unrealized losses on change in derivatives	—	—	—	—	—	—	(5,729,593)	(5,729,593)
Comprehensive Income	—	—	—	—	—	—	—	30,184,785
Issuance of Common Shares, net of issuance costs	10,827,152	108,271	233,859,856	—	—	—	—	233,968,127
Cash Dividends	—	—	—	—	(58,771,405)	(58,771,405)	—	(58,771,405)
Non-cash Compensation	—	—	3,504,193	—	—	—	—	3,504,193
Balance at September 30, 2007	46,727,153	$467,271	$601,938,926	$76,369,318	$(145,161,905)	$(68,792,587)	$(3,151,969)	$530,461,641

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net Income	$35,914,378	$29,284,974
Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Items included in net income not affecting cash flows:
Depreciation	18,008,485	15,222,940
Amortization of Deferred Drydocking Costs	1,071,026	515,050
Amortization of Deferred Financing Costs	180,070	117,491
Amortization of Prepaid and Deferred Charter Revenue	3,240,000	2,435,500
Non-cash Compensation Expense	3,504,193	5,768,355
Gain on Sale of Vessel	(872,568)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,417,655)	(117,058)
Prepaid Expenses	(597,878)	(1,086,031)
Accounts Payable	2,300,317	713,068
Accrued Interest	2,192,455	136,810
Accrued Expenses	79,210	547,114
Drydocking Expenditures	(2,972,553)	(2,269,422)
Unearned Charter Hire Revenue	1,958,114	854,621
Net Cash Provided by Operating Activities	62,587,594	52,123,412
Cash Flows from Investing Activities:
Advances for Vessel Construction	(265,089,166)	—
Purchase of Vessels and Improvements	(138,876,098)	(105,112,609)
Proceeds from Sale of Vessel	12,011,482	—
Net Cash Used in Investing Activities	(391,953,782)	(105,112,609)
Cash Flows from Financing Activities:
Issuance of Common Stock	239,848,266	33,000,000
Equity Issuance Costs	(5,701,127)	(1,784,436)
Bank Borrowings	300,304,279	74,800,000
Repayment of Bank Debt	(12,440,000)	—
(Increase)/Decrease in Restricted Cash	(800,000)	100,000
Deferred Financing Costs	(402,180)	(1,018,807)
Cash Dividends	(58,771,405)	(53,420,500)
Net Cash Provided by Financing Activities	462,037,833	51,676,257
Net Increase/(Decrease) in Cash	132,671,645	(1,312,940)
Cash at Beginning of Period	22,275,491	24,526,528
Cash at End of Period	$154,947,136	$23,213,588
Supplemental Cash Flow Information:
Cash paid during the period for Interest (including Capitalized interest of $2,296,435 in 2007 and Commitment Fees)	$11,843,726	$7,110,772

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

The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of the Republic of the Marshall Island incorporated wholly owned subsidiaries. The primary activity of each of the subsidiaries is the ownership of a vessel. The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company.

The following table represents certain information about the Company’s revenue earning charters, as of September 30, 2007:

Vessel	Year Built	Dwt	Delivered to Charterer	Time Charter Expiration(1)	Daily Time Charter Hire Rate
Cardinal	2004	55,408	June 21, 2007	May 2008 to August 2008	$28,000
Condor(2)	2001	50,296	March 19, 2007	May 2009 to August 2009	$20,500
Falcon(3)	2001	50,296	April 22, 2005	February 2008 to June 2008	$20,950
Griffon	1995	46,635	March 18, 2007	March 2009 to June 2009	$20,075
Harrier(4)	2001	50,296	June 21, 2007	June 2009 to September 2009	$24,000
Hawk I	2001	50,296	April 1, 2007	April 2009 to June 2009	$22,000
Heron (5)	2001	52,827	December 11, 2005	December 2007 to February 2008	$24,000
Jaeger(6)	2004	52,248	July 12, 2007	July 2008 to September 2008	$27,500
Kestrel I(7)	2004	50,326	July 1, 2006	December 2007 to April 2008	$18,750
Kite	1997	47,195	August 11, 2007	September 2009 to January 2010	$21,000
Merlin(8)	2001	50,296	October 26, 2005	October 2007 to December 2007	$24,000
Osprey I(9)	2002	50,206	September 1, 2005	July 2008 to November 2008	$21,000
Peregrine	2001	50,913	December 16, 2006	December 2008 to March 2009	$20,500
Sparrow(10)	2000	48,225	January 27, 2007	December 2007 to March 2008	$24,000
Tern (11)	2003	50,200	July 3, 2006	December 2007 to April 2008	$19,000
Shrike (12)	2003	53,343	April 24, 2007	April 2009 to August 2009	$24,600
Skua(13)	2003	53,350	June 20, 2007	May 2009 to August 2009	$24,200
Kittiwake(14)	2002	53,146	June 27, 2007	May 2008 to August 2008	$30,400

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(2)	The charterer of the CONDOR has exercised its option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.
(3)	Upon conclusion of the current charter, the FALCON commences a new time charter with a rate of $39,500 per day for 21 to 23 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $41,000.
(4)	The daily rate for the HARRIER is $27,000 for the first year and $21,000 for the second year. Revenue recognition is based on an average daily rate of $24,000.

(5)	Upon conclusion of the current charter, the HERON commences a new time charter with a rate of $26,375 per day for 36 to 39 months. The charterer has an option for a further 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.
(6)	The charter rate for the JAEGER may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $22,500 per day.
(7)	The charterer of the KESTREL I has exercised its option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.
(8)	Upon conclusion of the current charter, the MERLIN commences a new 36 to 39 month time charter. The daily rate is $27,000 for the first year, $25,000 for the second year and $23,000 for the third year. Revenue recognition is based on an average daily rate of $25,000.
(9)	The charterer of the OSPREY I has exercised its option to extend the charter period by up to 11 to 13 months at a time charter rate of $25,000 per day. The charterer has an additional option to extend for a further 11 to 13 months at a time charter rate of $25,000 per day.
(10)	The SPARROW is on a time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate. Upon conclusion of the charter, the SPARROW commences a new 24 to 26 month time charter at a rate of $34,500 per day.
(11)	The charterer of the TERN has exercised its option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.
(12)	The Company took delivery of the SHRIKE on April 24, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $24,600 per day for 24 to 27 months. The charterer has an option to extend the charter period by 12 to 14 months at a daily time charter rate of $25,600.
(13)	The Company took delivery of the SKUA on June 20, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $24,200 per day for 23 to 25 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $25,200.
(14)	The Company took delivery of the KITTIWAKE on June 27, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $30,400 per day for 11 to 13 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $24,400 per day.

As of September 30, 2007, the Company has contracted for 31 vessels to be constructed. The following table represents certain information about the Company’s newbuilding vessels and their employment upon delivery:

Vessel	Dwt	Year Built- Expected Delivery(1)	Time Charter Employment Expiration(2)	Daily Time Charter Hire Rate(3)	Profit Share
Crowned Eagle	56,000	Nov 2008	Charter Free	—	—
Crested Eagle	56,000	Feb 2009	Charter Free	—	—
Stellar Eagle	56,000	Apr 2009	Charter Free	—	—
Golden Eagle	56,000	Jan 2010	Charter Free	—	—
Imperial Eagle	56,000	Feb 2010	Charter Free	—	—
Wren	53,100	Aug 2008	Feb 2012 Feb 2012 to Dec 2018/Apr 2019	$24,750 $18,000	— 50% over $22,000

Vessel	Dwt	Year Built- Expected Delivery(1)	Time Charter Employment Expiration(2)	Daily Time Charter Hire Rate(3)	Profit Share
Woodstar	53,100	Oct 2008	Jan 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000	— 50% over $22,000
Thrush	53,100	Sep 2009	Charter Free	—	—
Thrasher	53,100	Nov 2009	Feb 2016	$18,400	—
			Feb 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Avocet	53,100	Dec 2009	Mar 2016	$18,400	—
			Mar 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Bittern	58,000	Sep 2009	Dec 2014	$18,850	—
			Dec 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Canary	58,000	Oct 2009	Jan 2015	$18,850	—
			Jan 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crane	58,000	Nov 2009	Feb 2015	$18,850	—
			Feb 2015 to Dec 2018/apr 2019	$18,000	50% over $22,000
Egret(4)	58,000	Dec 2009	Sep 2012 to Jan 2013	$17,650	50% over $20,000
Gannet(4)	58,000	Jan 2010	Oct 2012 to Feb 2013	$17,650	50% over $20,000
Grebe(4)	58,000	Feb 2010	Nov 2012 to Mar 2013	$17,650	50% over $20,000
Ibis(4)	58,000	Mar 2010	Dec 2012 to Apr 2013	$17,650	50% over $20,000
Jay	58,000	Apr 2010	Sep 2015	$18,500	50% over $21,500
			Sep 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher	58,000	May 2010	Oct 2015	$18,500	50% over $21,500
			Oct 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	Jun 2010	Dec 2016 to Dec 2017	$18,400	—
Nighthawk	58,000	Mar 2011	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	Jul 2011	Jan 2018 to Jan 2019	$18,400	—
Owl	58,000	Aug 2011	Feb 2018 to Feb 2019	$18,400	—
Petrel(4)	58,000	Sep 2011	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Puffin(4)	58,000	Oct 2011	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner(4)	58,000	Nov 2011	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper(4)	58,000	Dec 2011	Sep 2014 to Jan 2015	$17,650	50% over $20,000
Snipe	58,000	Jan 2012	Charter Free	—	—
Swift	58,000	Feb 2012	Charter Free	—	—

Vessel	Dwt	Year Built- Expected Delivery(1)	Time Charter Employment Expiration(2)	Daily Time Charter Hire Rate(3)	Profit Share
Raptor	58,000	Mar 2012	Charter Free	—	—
Saker	58,000	Apr 2012	Charter Free	—	—

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 2.25% to 6.25% to third party ship brokers.
(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.

The following table represents certain information about the Company’s revenue earning charters, as of, September 30, 2007:

	% of Time Charter Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Charterer
Charterer A	11.79%	14.4%	13.41%	15.3%
Charterer B	20.82%	19.4%	23.07%	17.3%
Charterer C		11.6%		13.9%
Charterer D	10.28%	12.0%	12.65%	12.3%
Charterer E		7.2%		7.8%
Charterer F		6.2%		7.0%
Charterer H	11.50%		11.29%
Charterer J	11.08%
Charterer L	13.41%

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

Note 2.    Vessels

a.    Vessel and Vessel Improvements

At September 30, 2007, the Company’s fleet consisted of a total of 18 dry bulk vessels with an aggregate cost of $657,821,237 and accumulated depreciation of $45,950,587.

At December 31, 2006, the Company’s fleet consisted of a total of 16 dry bulk vessels with an aggregate cost of $533,557,555 and accumulated depreciation of $31,415,604.

Vessel and vessel improvement costs have been depreciated from the date of their acquisition through their remaining estimated useful life. Depreciation expense for the three-month periods ended September 30, 2007 and 2006 was $6,773,810 and $5,775,804, respectively. Depreciation expense for the nine-month periods ended September 30, 2007 and 2006 was $18,008,485 and $15,222,940, respectively.

During the nine-month period ended September 30, 2007, the Company entered into several vessel purchase agreements and a vessel sale agreement:

–	The Company purchased in the first quarter and took delivery in the second quarter of three modern Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of approximately $138,700,000. The Company also incurred associated costs of $176,098 relating to these vessel acquisitions.

–	The Company sold the SHIKRA, a 1984-built Handymax vessel, to an unrelated third party for $12,525,000. The Company incurred total expenses of $513,518 relating to the sale. The Company recorded a gain on sale of $872,568 in the first quarter of 2007.

b.    Advances for Vessel Construction

As of September 30, 2007, the Company has 31 vessels under construction. During the nine-month period ended September 30, 2007, the Company, through its subsidiaries, entered into three vessel newbuilding contracts for the construction of an additional three 56,000 deadweight, ton vessels, to be named CROWNED EAGLE, CRESTED EAGLE and STELLAR EAGLE, which are expected to be delivered in November 2008, February 2009, and April 2009, respectively. The contract price for each vessel is 3.83 billion Japanese yen, or approximately $33,355,000 after giving effect to currency hedges entered into by the Company. Deposits have been placed for these contracts and an amount of $38,113,974 is recorded under Advances for Vessel Construction. As of September 30, 2007, the Company had placed deposits aggregating $62,912,092 for five 56,000 deadweight ton newbuilding vessels, of which $25,265,936 was placed in the first quarter of 2007 for the CROWNED EAGLE and CRESTED EAGLE, $12,848,038 was placed in the second quarter of 2007 for the STELLAR EAGLE and $24,798,118 was placed in 2006 for the GOLDEN EAGLE and IMPERIAL EAGLE. The Company will pay an additional 10% of each vessel’s contract price three months prior to delivery and the balance upon delivery. The deposits for the newbuilding vessels have been funded through borrowings from its credit facility and the borrowing costs are capitalized and recorded under Advances for Vessel Construction.

During the third quarter of 2007, the Company acquired 26 Supramax newbuilding vessels from Kyrini Shipping Inc., an unrelated privately held Greek shipping company for a total consideration of approximately $1,100,000,000 which includes construction contracts aggregating approximately $944,000,000 and cash consideration of $150,000,000 to purchase all of the issued and outstanding shares of the capital stock of 19 wholly owned subsidiaries of Kyrini Shipping Inc., a Liberian corporation whose primary assets consisted of contracts for the construction of 18 Supramax drybulk vessels and options for the construction of a further 8 Supramax drybulk vessels which were exercised on August 1, 2007. The vessels are expected to be delivered between 2008 and 2012 and the Company will periodically advance construction payments to the shipyard. As of September 30, 2007, the Company has advanced a total of $221,462,500 in regards to this transaction and these amounts have been funded through borrowings from its credit facility and recorded under Advances for Vessel Construction. The assets acquired are required to be recorded at fair value. The amounts recorded as of September 30, 2007 are preliminary and subject to the completion of a valuation.

For these newbuilding vessels, borrowing costs and other associated costs are capitalized and recorded under Advances for Vessel Construction until each vessel is delivered to the Company. During the three-month period ended September 30, 2007, the Company incurred and capitalized interest costs of $3,256,349 ($3,208,775 in interest and $47,574 in amortization of financing expenses) and other costs of $895,462. During the nine-month period ended September 30, 2007, the Company incurred capitalized interest costs of $4,613,023 ($4,493,578 in interest and $119,445 in amortization of financing expenses) and other costs of $1,019,113. For the newbuilding program, as of September 30, 2007, the Company has capitalized interest costs of $4,872,603 and other costs of $1,152,356.

Note 3.    Long-Term Debt

At September 30, 2007, the Company’s debt consisted of $527,839,099 in borrowings under its current revolving credit facility. These borrowings consisted of $238,704,000 for the 18 vessels currently in operation and $289,135,099 to fund the Company’s newbuilding program.

During the nine-month period ended September 30, 2007, the Company borrowed a gross amount of $300,304,279 from its revolving credit facility and used $12,440,000 from the gross proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility. Of these borrowings, $36,344,000 was used to partly fund the purchase of the three vessels, SHRIKE, SKUA and KITTIWAKE, which were delivered in the second quarter, $259,576,474 was used to fund the advances for the newbuilding vessels, and $4,383,805 was used to fund the capitalized borrowing costs and other costs associated with the newbuilding vessels.

The Company’s revolving credit facility has been amended and enhanced periodically to accommodate the newbuilding program. The incremental borrowings are subject to the same terms and conditions as the existing credit facility. As of September 30, 2007, total availability under the revolving credit facility was $600,000,000 of which $527,839,099 has been borrowed (see Note 9).

The revolving credit facility bears interest at the rate of 0.75% to 0.85% over LIBOR, depending upon the amount of debt drawn as a percentage of the value of the Company’s vessels. The Company pays on a quarterly basis a commitment fee of 0.25% per annum on the undrawn amount of the facility.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Loan Interest	$3,340,888	$2,986,183	$9,247,055	$6,720,658
Commitment Fees	73,803	142,887	362,416	525,860
Amortization of Deferred Financing Costs	62,286	51,266	180,070	117,491
Total Interest Expense	$3,476,977	$3,180,336	$9,789,541	$7,364,009

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.

As of September 30, 2007, the Company has the following swap contracts outstanding:

–	Notional amount of $100,000,000 with a fixed interest rate of 4.22% and maturity in September 2010

–	Notional amount of $30,000,000 with a fixed interest rate of 4.54% and maturity in September 2010

–	Notional amount of $84,800,000 with a fixed interest rate of 5.24% and maturity in September 2009

–	Notional amount of $25,048,118 with a fixed interest rate of 4.74% and maturity in December 2011

–	Notional amount of $25,776,443 with a fixed interest rate of 4.90% and maturity in March 2010

–	Notional amount of $36,752,038 with a fixed interest rate of 5.22% and maturity in August 2012

–	Notional amount of $202,340,000 with a fixed interest rate of 5.04% and maturity in August 2010

–	Notional amount of $10,995,000 with a fixed interest rate of 4.98% and maturity in August 2010

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, a liability of $3,046,504 and an asset of $2,936,804 has been recorded in Other Assets and Other Liabilities, in the Company’s financial statements as of September 30, 2007 and December 31, 2006, respectively.

Foreign Currency Swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges.

At December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 4.386 billion Japanese yen swapped into the equivalent of $42,310,465. During the nine-month period ended September 30, 2007, the Company swapped a total of 11.5 billion in Japanese yen currency exposure into the equivalent of $100,063,505. After giving effect to the deposits paid for the vessels in the newbuildings program, at September 30, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.28 billion Japanese yen swapped into the equivalent of $104,259,998.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $105,465 and $359,180 have been recorded in Other Liabilities in the accompanying financial statements as of September 30, 2007 and December 31, 2006, respectively.

Note 4.    Commitments and Contingencies

Vessel Technical Management Contracts

The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid average monthly technical management fees of $8,851 and $8,990 per vessel during the three and nine months ended September 30, 2007, respectively.

Note 5.    Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. In March 2006, the Company granted options to purchase 56,666 of the Company’s common shares under the 2005 Stock Incentive Plan. During the three-month period ended September 30,2007, 13,333 shares were issued pursuant to the exercise of options under this plan. In January 2007, under the same plan, the Company granted options to purchase 537,334 of the Company’s common shares. Diluted net income per share gives effect to the aforementioned stock options using the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net Income/(Loss)	$15,501,895	$9,100,737	$35,914,378	$29,284,794
Weighted Average Shares – Basic	42,209,617	35,900,000	40,493,753	34,086,813
Dilutive effect of stock options	155,635	678	97,043	35
Weighted Average Shares – Diluted	42,365,252	35,900,678	40,590,796	34,086,848
Basic Earnings Per Share	$0.37	$0.25	$0.89	$0.86
Diluted Earnings Per Share	$0.37	$0.25	$0.88	$0.86

Note 6.    Non-cash Compensation

For the three-month periods ended September 30, 2007 and 2006, the Company recorded non-cash compensation charges of $120,614 and $3,076,699, respectively. The expense for the three-month period ended September 30, 2007 relates to the stock options granted in January 2007 to members of management under the 2005 Stock Incentive Plan (see Note 8). The expense for the three-month period ended September 30, 2006 relates to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder Eagle Ventures LLC.

For the nine-month periods ended September 30, 2007 and 2006, the Company recorded non-cash compensation charges of $3,504,193 and $5,768,355, respectively. The expense for the nine-month period ended September 30, 2007 included $3,137,812 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder Eagle Ventures LLC, and a non-cash charge of $366,381 which related to the stock options granted by the Company in January 2007 to certain directors of the Company and members of management under the 2005 Stock Incentive Plan (see Note 8). Non-cash compensation charges for the nine months ended September 30, 2006, included $3,076,699 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s principal shareholder Eagle Ventures LLC, and a non-cash amount of $47,033 which relates to the stock options granted by the Company to certain directors of the Company under the 2005 Stock Incentive Plan. The non-cash, non-dilutive charges relating to profits interests ended in the first quarter of 2007 and there will be no charges in future periods.

Note 7.    Capital Stock

Common Shares

On January 16, 2007, the Company’s then principal shareholder, Eagle Venture LLC, sold 7,202,679 of the Company’s common shares in a secondary offering. The Company did not receive any proceeds from this offering.

On March 6, 2007, the Company sold 5,400,000 of the Company’s common shares at a price to the public of $18.95 per share, raising gross proceeds of $102,330,000. On March 23, 2007, the Company raised an additional $7,841,870 in gross proceeds from the underwriter’s exercise of their over-allotment option for the sale of 413,819 of the Company’s common shares. The Company used the proceeds from the offering to fund a portion of the acquisition costs of three vessels, the SHRIKE, SKUA and KITTIWAKE, which the Company agreed to acquire in the first quarter and which were delivered in the second quarter.

On September 21, 2007, the Company sold 5,000,000 of the Company’s common shares at a price of $25.90 per share, raising gross proceeds of $129,500,000.

The Company has incurred fees and expenses aggregating $5,875,138 for these share sales.

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

An aggregate of 2.6 million shares of the Company’s common stock has been authorized for issuance under the plan. On March 17, 2006, the Company granted options to purchase 56,666 of the Company’s common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. During the three-month period ended September 30, 2007, options to purchase 13,333 shares were exercised in the third quarter ended September 30, 2007. On January 12, 2007, the Company granted options to purchase 13,334 of the Company’s common shares to its independent non-employee directors and 524,000 of the Company’s common shares to members of its management. The options have an exercise price of $17.80 per share and they vested and became exercisable for the non-employee directors on the grant date while the options for management vest and become exercisable over three years. All options expire ten years from the date of grant.

For purposes of determining compensation cost for the Company’s stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%, dividend yield of 11%, expected stock price volatility factor of 0.45. For the three-month and nine-month periods ended September 30, 2007, the Company recorded non-cash compensation charges of $120,614 and $366,381, respectively, relating to the of these stock options.

Note 9.    Subsequent Events

Credit Facility

On October 19, 2007, the Company entered into an amended and restated Credit Agreement with the Royal Bank of Scotland plc to increase the amount available under its revolving credit facility from $600 million to $1.6 billion. The amended facility has a term of ten years, and there are no principal repayment obligations until July 2012. Over the remaining five years until maturity in July 2017, the facility will reduce in semi-annual amounts of $75,000,000 with a final reduction of $850,000,000 occurring simultaneously with the last semi-annual reduction. The facility bears interest at the rate of 0.80% to 0.90% over LIBOR, and is subject to a commitment fee of 0.25% annually on unused amounts. The amended facility also provides the Company with the ability to borrow up to $20,000,000 for working capital purposes.

Dividend

On November 7, 2007, the Company’s Board of Directors declared a cash dividend for the third quarter of 2007 of $0.50 per share, based on 46,727,153 of the Company’s common shares outstanding, payable to all shareholders of record as of November 21, 2007. The aggregate amount of this cash dividend payable to the Company’s shareholders on November 28, 2007 is $23,363,577.

Stock Incentive Plan

On October 3, 2007 the Company granted 360,000 restricted stock units to members of its management which represent the right to receive one share of common stock as of the date of vesting with such vesting to occur ratably over three years at 33 1/3% on each yearly anniversary of the date of grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company’s financial condition and results of operation for the three-month and nine-month periods ended September 30, 2007 and 2006. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of the Marshall Islands corporation headquartered in New York City. We are the largest U.S. based owner of Handymax dry bulk vessels. Handymax dry bulk vessels range in size from 35,000 to 60,000 deadweight tons, or dwt, and transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of September 30, 2007, we owned and operated a modern fleet of 18 Handymax dry bulk vessels. In addition to our operating fleet of 18 vessels, we have also entered into contracts for 31 newbuilding vessels which are scheduled to be constructed and delivered to us between August 2008 and April 2012. These acquisitions will bring our total operating and newbuild fleet to 49 vessels with a cargo carrying capacity of 2.7 million deadweight tons.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. Fifteen of the 18 vessels in our operating fleet at September 30, 2007, are classified as Supramax dry bulk vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. The 18 vessels in our operating fleet, with an aggregate carrying capacity of 915,502 deadweight tons, have an average age of only 6 years compared to an average age for the world Handymax dry dulk fleet of over 15 years.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

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

New Acquisitions

During the first quarter of 2007, we purchased three modern Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of $138,700,000. We took delivery of the SHRIKE on April 24, 2007, the SKUA on June 20, 2007 and the KITTIWAKE on June 27, 2007. Upon their delivery to us, these vessels immediately commenced time charters.

In the nine months ended September 30, 2007, we have further expanded our newbuilding program by entering into three additional contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of ‘Future-56’ class Supramax 56,000 deadweight ton vessels. In March 2007, we entered into two contracts with the shipyard for the construction of the CROWNED EAGLE and CRESTED EAGLE, which are expected to be delivered in November 2008 and February 2009, respectively. In April 2007, we entered into a contract with the shipyard for the construction of the STELLAR EAGLE, which is expected to be delivered in April 2009. The contract price for each vessel is 3.83 billion Japanese yen or approximately $33,355,000 after giving effect to currency hedges.

As of September 30, 2007, we have five 56,000 deadweight ton vessel newbuildings on order and we have placed deposits aggregating $62,912,092 towards the construction of these vessels. Of these deposits, $25,265,936 and $12,848,038 were placed during the first and second quarter of 2007, respectively.

During the third quarter of 2007, we acquired a fleet of 26 Supramax newbuilding vessels for a total consideration of approximately $1,100,000,000 from Kyrini Shipping Inc., a Liberian corporation. The consideration includes approximately $944,000,000 in construction contracts payable to the shipyard and a cash consideration of $150,000,000 to purchase all of the issued and outstanding shares of the capital stock of 19 wholly owned subsidiaries of Kyrini Shipping Inc., a Liberian corporation whose primary assets consisted of contracts for the construction of 18 Supramax drybulk vessels and options for the construction of a further 8 Supramax drybulk vessels which were exercised on August 1, 2007. Five of these Supramax vessels are of the 53,000 deadweight ton category, while the remaining 21 are of the 58,000 deadweight ton category. These vessels are expected to be delivered between 2008 and 2012. Of these 26 vessels, 21 vessels are secured by long-term charters through 2018, as represented in the Notes to the accompanying financial statements.

With these transactions, the Company has increased its fleet from 23 vessels to 49 vessels with an aggregate carrying capacity of 2.7 million deadweight tons.

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

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City. We currently have a total of fifteen shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

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

Our technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month period ended September 30, 2007, the technical management fee averaged $8,851 per vessel per month compared to $8,583 per vessel per month in the corresponding period ended September 30, 2006. For the nine-month period ended September 30, 2007, the technical management fee averaged $ 8,990 per vessel per month compared to $8,583 per vessel per month in the corresponding period ended September 30, 2006.

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

Results of Operations for the three-month and nine-month periods ended September 30, 2007 and 2006

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Ownership Days	1,656	1,463	4,510	3,816
Available Days	1,607	1,443	4,440	3,752
Operating Days	1,595	1,437	4,417	3,734
Fleet Utilization	99.3%	99.6%	99.5%	99.5%

•	Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

Our fleet size in 2007 has increased from that of 2006, resulting in an increase in Ownership days. During the three-month period ended September 30, 2007, we operated 18 vessels compared to 16 vessels in the corresponding quarter in 2006. During the nine-month period ended September 30, 2007, we operated 18 vessels, net of the sale of the SHIKRA in the first quarter of 2007, compared to 16 vessels in the corresponding period in 2006.

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

During the three-month periods ended September 30, 2007 and 2006, we incurred 49 and 20 drydock days, respectively. During the nine-month period ended September 30, 2007, we incurred 49 and 63 drydock days, respectively. Available days in 2007 increased, due to larger fleet size compared to the corresponding period in 2006. Available days in 2007 were, however, impacted by time spent positioning the SHIKRA for sale in the first quarter.

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

Net revenues for the three-month period ended September 30, 2007 of $33,955,704 included billed time charter revenues of $36,934,096, deductions for brokerage commissions of $1,898,392 and amortization of net prepaid charter revenue of $1,080,000. Net revenues for the three-month period ended September 30, 2007 were 20% greater than net revenues for the three-month period ended September 30, 2006, primarily due to a larger fleet size as reflected by increased operating days and an increase in daily time charter rates. Net revenue for the three-month period ended September 30, 2006 of $28,358,830 included billed time charter revenues of $30,671,690, deductions for brokerage commissions of $1,587,860 and amortization of net prepaid and deferred charter revenue of $725,000.

Net revenues for the nine-month period ended September 30, 2007 of $89,202,283 included billed time charter revenues of $97,422,371, deductions for brokerage commissions of $4,980,088 and amortization of net prepaid charter revenue of $3,240,000. Net revenues for the nine-month period ended September 30, 2007 were 17% greater than net revenues for the nine-month period ended September 30, 2006, primarily due to a larger fleet size as reflected by increased operating days and an increase in daily time charter rates. Net revenue for the nine-month period ended September 30, 2006 of $76,254,265 included billed time charter revenues of $82,919,582, deductions for brokerage commissions of $4,229,817 and amortization of net prepaid and deferred charter revenue of $2,435,500.

Vessel Expenses

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

Vessel expenses for the three-month period ended September 30, 2007 were $6,647,223 compared to $6,118,038 in the three-month period ended September 30, 2006. The increase in vessel expense is attributable to a larger fleet size in operation for the third quarter of 2007 and increases in vessel crew and lubricants costs. Vessel expenses for the three-month period ended September 30, 2007 included $6,144,820 in vessel operating costs and $502,403 in technical management fees. For the three-month period ended September 30, 2006, vessel expenses included $5,231,420 in vessel operating costs, $410,353 in technical management fees, $213,636 in delivery and pre-operating costs, including costs for providing initial provisions, stores and spares and $262,629 in costs associated with vessel on-board inventory.

Vessel expenses for the nine-month period ended September 30, 2007 were $19,749,702 compared to $15,742,457 in the nine-month period ended September 30, 2006. The increase in vessel expense is attributable to a larger fleet size in operation for the nine-month period of 2007 and increases in vessel crew and lubricants costs. Vessel expenses for the nine-month period ended September 30, 2007 included $18,416,785 in vessel operating costs and $1,332,917 in technical management fees. For the nine-month period ended September 30, 2006, vessel expenses included $14,080,431 in vessel operating costs and $1,079,853 in technical management fees and $213,636 in delivery and pre-operating costs, including costs for providing initial provisions, stores and spares and $368,537 in costs associated with vessel on-board inventory.

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

For the three-month periods ended September 30, 2007 and 2006, total depreciation and amortization expense were $7,241,927 and $5,980,747, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2007 includes $6,773,810 of vessel depreciation and $468,117 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2006 were $5,775,804 of vessel depreciation and $204,943 of amortization of deferred drydocking costs.

For the nine-month periods ended September 30, 2007 and 2006, total depreciation and amortization expense were $19,079,511 and $15,737,990, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2007 includes $18,008,485 of vessel depreciation and $1,071,026 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine-month period ended September 30, 2006 were $15,222,940 of vessel depreciation and $515,050 of amortization of deferred drydocking costs.

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended September 30, 2007 and 2006, the amortization of deferred financing costs was $62,286 and $51,266, respectively. For the nine-month periods ended September 30, 2007 and 2006, the amortization of deferred financing costs was $180,070 and $117,491, respectively.

General and Administrative Expenses

Our general and administrative expenses include onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors fees, and directors and officers insurance.

General and administrative expenses for the three-month periods ended September 30, 2007 and 2006 were $1,570,980 and $1,266,905, respectively. The increase in general and administrative expenses for the three-month period ended September 30, 2007 was attributable to expenses associated with a larger fleet.

General and administrative expenses for the nine-month periods ended September 30, 2007 and 2006 were $4,787,974 and $3,366,408, respectively. The increase in general and administrative expenses for the nine-month period ended September 30, 2007 was attributable to expenses associated with a larger fleet. We expect general and administrative expenses to increase as we expand our fleet

Non-Cash Compensation Expense

For the three-month periods ended September 30, 2007 and 2006, the Company recorded non-cash compensation charges of $120,614 and $3,076,699 respectively. The expense for the three-month period ended September 30, 2007 relates to the fair value of the stock options granted in January 2007 to certain directors of the Company and members of management under the 2005 Stock Incentive Plan. The expense for the three-month period ended September 30, 2006 relates to profits interests awarded to members of the Company’s management by the Company’s then principal shareholder Eagle Ventures LLC.

For the nine-month periods ended September 30, 2007 and 2006, the Company recorded non-cash compensation charges of $3,504,193 and $5,768,355, respectively. The expense for the nine-month period ended September 30, 2007 includes $366,381 which relates to the stock options granted in January 2007 to members of management under the 2005 Stock Incentive Plan. The expense for the nine-month period ended September 30, 2006 includes $5,721,322 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder Eagle Ventures LLC, and a non-cash amount of $47,033 which relates to the stock options granted to certain directors of the Company under the 2005 Stock Incentive Plan.

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

On October 3, 2007 the Company granted 360,000 restricted stock units to members of its management which represent the right to receive one share of common stock as of the date of vesting with such vesting to occur ratably over three years at 33 1/3% on each yearly anniversary of the date of grant. The closing price of the Company’s stock on the date of the grant was $27.04.

Interest and Finance Costs

During the three-month period ended September 30, 2007, we borrowed a total of $225,462,500 from our current revolving credit facility which was used to fund the advances for the newbuilding vessels, capitalized borrowing costs and other costs associated with the newbuilding vessels.

During the nine-month period ended September 30, 2007, we borrowed a gross amount of $300,304,279 from its revolving credit facility and used $12,440,000 from the gross proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility. Of these borrowings, $36,344,000 was used to partly fund the purchase of the three vessels, SHRIKE, SKUA and KITTIWAKE, which was delivered in the second quarter, $259,576,474 was used to fund the advances for the newbuilding vessels, and $4,383,805 was used to fund the capitalized borrowing costs and other costs associated with the newbuilding vessels.

At September 30, 2007, our debt consisted of $527,839,099 in borrowings under the revolving credit facility. These borrowings consisted of $238,704,000 for the 18 vessels currently in operation and $289,135,099 to fund the Company’s newbuilding program. Interest expense on the debt borrowed to fund the deposits and advances for the newbuilding vessels is capitalized (see below).

The revolving credit facility bears interest at the rate of 0.75% to 0.85% over LIBOR, depending upon the amount of debt drawn as a percentage of the value of the Company’s vessels. We also pay on a quarterly basis a commitment fee of 0.25% per annum on the undrawn amount of the facility.

For the three-month period ended September 30, 2007, interest rates applicable on our debt ranged from 4.97% to 6.56%, including the applicable margin. The weighted average effective interest rate was 5.95%. For the three-month period ended September 30, 2006, interest rates applicable on our debt ranged from 4.97% to 6.32%, including the applicable margin. The weighted average effective interest rate was 5.49%.

For the nine-month period ended September 30, 2007, interest rates applicable on our debt ranged from 4.97% to 6.56%, including the applicable margin. The weighted average effective interest rate was 5.68%. For the nine-month period ended September 30, 2006, interest rates applicable on our debt ranged from 5.17% to 6.29%, including the applicable margin. The weighted average effective interest rate was 5.37%.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Loan Interest	$3,340,888	$2,986,183	$9,247,055	$6,720,658
Commitment Fees	73,803	142,887	362,416	525,860
Amortization of Deferred Financing Costs	62,286	51,266	180,070	117,491
Total Interest Expense	$3,476,977	$3,180,336	$9,789,541	$7,364,009

Capitalized Interest

For the three-month period ended September 30, 2007, interest expense on the debt borrowed to fund the deposits for the newbuilding vessels amounted to $3,256,349 ($3,208,775 in interest and $47,574 in amortization of financing expenses) and this amount has been capitalized as part of the cost of the newbuilding vessels and is included in Advances for Vessel Construction in the financial statements as of September 30, 2007.

For the nine-month period ended September 30, 2007, interest expense on the debt borrowed to fund the deposits for the newbuilding vessels amounted to $4,613,023 ($4,493,578 in interest and $119,445 in amortization of financing expenses) and this amount has been capitalized as part of the cost of the newbuilding vessels and is included in Advances for Vessel Construction in the financial statements as of September 30, 2007.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.

As of September 30, 2007, the following swap contracts were outstanding:

–	Notional amount of $100,000,000 with a fixed interest rate of 4.22% and maturity in September 2010

–	Notional amount of $30,000,000 with a fixed interest rate of 4.54% and maturity in September 2010

–	Notional amount of $84,800,000 with a fixed interest rate of 5.24% and maturity in September 2009

–	Notional amount of $25,048,118 with a fixed interest rate of 4.74% and maturity in December 2011

–	Notional amount of $25,776,443 with a fixed interest rate of 4.74% and maturity in March 2010

–	Notional amount of $36,752,038 with a fixed interest rate of 5.22% and maturity in August 2012

–	Notional amount of $202,340,000 with a fixed interest rate of 5.04% and maturity in August 2010

–	Notional amount of $10,995,000 with a fixed interest rate of 4.98% and maturity in August 2010

We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, a liability of $3,046,504 and an asset of $2,936,804 has been recorded in Other Assets and Other Liabilities, in the Company’s financial statements as of September 30, 2007 and December 31, 2006, respectively.

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

At December 31, 2006, we had outstanding foreign currency swap contracts for notional amounts aggregating 4.386 billion Japanese yen swapped into the equivalent of $42,310,465. During the nine-month period ended September 30, 2007, we swapped a total of 11.5 billion in Japanese yen currency exposure into the equivalent of $100,063,505. After giving effect to the deposits paid for the newbuildings, at September 30, 2007, our outstanding foreign currency swap contracts for notional amounts aggregated 11.280 billion Japanese yen swapped into the equivalent of $104,259,998.

We record the fair value of the currency swaps as an asset or liability in our financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $105,465 and $359,180 have been recorded in Other Liabilities in the accompanying financial statements as of September 30, 2007 and December 31, 2006, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net Income	$15,501,895	$9,100,737	$35,914,378	$29,284,974
Interest Expense	3,476,977	3,180,336	9,789,541	7,364,009
Depreciation and Amortization	7,241,927	5,980,747	19,079,511	15,737,990
Amortization of Prepaid and Deferred Revenue	1,080,000	725,000	3,240,000	2,435,500
EBITDA	27,300,799	18,986,820	68,023,430	54,822,473
Adjustments for Exceptional Items:
Non-cash Compensation Expense(1)	120,614	3,076,699	3,504,193	5,768,355
Credit Agreement EBITDA	$27,421,413	$22,063,519	$71,527,623	$60,590,828

(1)	Management’s participation in profits interests in Eagle Ventures LLC and stock options (see Notes to our financial statements)

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the nine-month periods ended September 30, 2007 and 2006 was $62,587,594 and $52,123,412, respectively. The increase was primarily due to cash generated from the operation of the fleet for 4,417 operating days in the nine-month period ended September 30, 2007 compared to 3,734 operating days during the same period in 2006.

Net cash used in investing activities during the nine-month period ended September 30, 2007, was $391,953,782. During the nine-month period ended September 30, 2007, we purchased three modern Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of $138,700,000. We also incurred associated costs of $176,098 relating to these vessel acquisitions. During the nine-month period ended September 30, 2007, for our newbuilding program, we placed deposits in Japanese yen of an equivalent $38,113,974 for three 56,000 deadweight ton vessels, the CROWNED EAGLE, CRESTED EAGLE and STELLAR EAGLE, which are to be constructed and delivered in November 2008, February 2009 and April 2009, respectively. These deposits are in addition to the deposits of $24,798,118 that were placed for the GOLDEN EAGLE and IMPERIAL EAGLE in 2006. In addition, we advanced an aggregate of $221,462,500 in advances and shipyard deposits for the transaction involving 26 newbuilding vessels. We have also incurred associated capitalized interest costs of $4,493,579and capitalized other costs of $1,019,113. On February 12, 2007, we sold the SHIKRA, a 1984-built Handymax vessel, to an unrelated third party for $12,525,000 and we incurred total expenses of $513,518 relating to the sale.

Net cash provided by financing activities during the nine-month period ended September 30, 2007 was $462,037,833. In the nine-month period ended September 30, 2007, we received $239,848,266 in gross proceeds from the sale of common shares of the Company and we paid costs of $5,701,127 associated with the share sales. We borrowed $300,304,279 from our revolving credit facility, of which amount of $36,344,000 was used to partly fund the purchase of the three vessels,SHRIKE, SKUA and KITTIWAKE, which was delivered in the second quarter, $259,576,474 was used to fund the advances for the newbuilding vessels, and $4,383,805 was used to fund the capitalized borrowing costs and other costs associated with the newbuilding vessels. We used $12,440,000 from the gross proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility. During the nine-month period ended September 30, 2007, we paid $58,771,405 in dividends. Net cash provided by financing activities during the nine-month period ended September 30, 2006, was $51,676,257 which primarily consisted of $33,000,000 in gross proceeds from a private placement of shares of the Company’s common stock, borrowings of $74,800,000 from the Company’s revolving credit facility, and payments of $53,420,500 in dividends.

As of September 30, 2007, our cash balance was $154,947,136 compared to a cash balance of $22,275,491 at December 31, 2006. In addition, $7,200,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of September 30, 2007. The cash deposit amount at the end of December 31, 2006 was $6,400,000. Also recorded in Restricted Cash is an amount of $124,616 which is collateralizing a letter of credit relating to our office lease.

Our revolving credit facility has been amended and enhanced periodically to accommodate the newbuilding program. The incremental borrowings are subject to the same terms and conditions as the existing credit facility. As of September 30, 2007, total availability under the enhanced revolving credit facility was $600,000,000 of which $527,839,099 has been borrowed. The facility also provides us with the ability to borrow up to $15,000,000 for working capital purposes. Subsequent to the end of the third quarter, on October 19, 2007, the revolving credit facility was amended, restated and enhanced to $1,600,000 (See section entitled ‘‘Revolving Credit Facility’’ for a description of the facility and its amendments).

We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for at least the next 12 months. Our amended and enhanced credit facility also provides us with the funds required to meet our newbuilding commitments. We were in compliance with all of the covenants contained in our debt agreements as of September 30, 2007.

Dividends

Our current policy is to declare quarterly dividends to stockholders in March, May, August and November in amounts that are substantially equal to our available cash from operations during the previous quarter less any cash reserves for drydocking and working capital.

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

On April 18, 2007, our Board of Directors declared a cash dividend for the first quarter of 2007 of $0.50 per share based on 41,713,820 of the Company’s common shares outstanding, payable to all shareholders of record as of April 30, 2007. The aggregate amount of this cash dividend paid to our shareholders on May 3, 2007 was $20,856,910. Since we did not own the three vessels we agreed to acquire in the first quarter and did not receive the benefit of their revenues during the first quarter (the SHRIKE delivered on April 24, 2007 and SKUA and KITTIWAKE delivered in September 2007), we funded approximately $2,850,000 of this dividend from excess working capital in order to pay the indicated dividend of $0.50 per share.

On July 18, 2007, our Board of Directors declared a cash dividend for the second quarter of 2007 of $0.47 per share, based on 41,713,820 of the Company’s common shares outstanding, payable to all shareholders of record as of August 1, 2007. The aggregate amount of this cash dividend paid to the Company’s shareholders on August 7, 2007 was $19,605,495.

Subsequent to the end of the third quarter, on November 7, 2007, the Company’s Board of Directors declared a cash dividend for the third quarter of 2007 of $0.50 per share, based on 46,727,153 of the Company’s common shares outstanding, payable to all shareholders of record as of November 21, 2007. The aggregate amount of this cash dividend payable to the Company’s shareholders on November 28, 2007, is $23,363,577.

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

On September 21, 2007, we sold 5,000,000 shares of our common stock in a secondary sale in a private placement at a price of $25.90 per share, raising gross proceeds of $129,500,000.

We have incurred fees and expenses aggregating $5,875,138 for these share sales.

Revolving Credit Facility

As of December 31, 2005, the outstanding indebtedness under the revolving credit facility was $140,000,000. In July 2006, we amended and increased our initial revolving credit facility to

$450,000,000 with a new term of ten years expiring in July 2016. In November 2006, we further increased our facility to $500,000,000 to facilitate our newbuilding program. On May 4, 2007, the Company’s sole lender agreed to provide an incremental commitment of up to $250,000,000, in addition to its existing $500,000,000 credit facility under the same terms and conditions as the existing credit facility. We paid an arrangement fee of $50,000 to the lender in connection with the incremental commitment to the revolving credit facility. On July 24, 2007, the Company temporarily increased its revolving credit facility to $550,000,000 to facilitate the closing of the stock purchase transaction and acquire the rights to the 26 Supramax newbuilding contracts described herein. The Company incurred an arrangement fee of $250,000 in connection with the increase of the facility. On September 6, 2007, the Company temporarily increased its revolving credit facility to $600,000,000 to facilitate the funding of the newbuilding contracts. The Company incurred an arrangement fee of $30,000 in connection with the increase of the facility.     At September 30, 2007, we had borrowed $527,839,099 under this credit facility.

Subsequent to the end of the third quarter, on October 19, 2007, the Company’s $600,000,000 revolving credit facility with the Royal Bank of Scotland was amended, restated and increased to a facility amount of $1,600,000,000. The Company incurred an arrangement fee of $12,000,000 in connection with the increase of the facility. It will also pay the Bank an annual agency fee of $65,000.

The amended facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. There are no principal repayment obligations under the amended facility until July 2012. Over the remaining five years until maturity in July 2017, the facility will reduce in semi-annual amounts of $75,000,000 with a final reduction of $850,000,000 occurring simultaneously with the last semi-annual reduction.

The amended facility will bear interest at the rate of 0.80% to 0.90% over LIBOR, depending upon the amount of debt drawn as a percentage of the value of the Company’s vessels. The Company will pay a commitment fee of 0.25% per annum on the undrawn amount of the amended facility.

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

The revolving credit facility, as amended, contains financial covenants requiring us, among other things, to ensure that:

•	the aggregate market value of the vessels in our fleet that secure our obligations under the revolving credit facility, as determined by an independent shipbroker on a charter free basis, at all times exceeds 130% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements;

•	we maintain an adjusted net worth, i.e., total assets less consolidated debt of an amount not less than $300,000,000 during any accounting period;

•	our EBITDA, as defined in the credit agreement, will at all times be not less than 2x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and

•	we maintain with the lender $500,000 per delivered vessel

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2007:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total
Vessels(1)	$156,608	$489,424	$333,515		$979,548
Bank Loans	—	—	—	$527,839	527,839
Interest and borrowing fees(2)	30,337	60,509	60,592	143,729	295,167
Office lease(3)	250	501	125	—	876
Total	$187,196	$550,434	$394,232	$671,568	$1,803,430

(1)	The balance of the contract price in US dollars for the 31 newbuilding vessels which are to be constructed and delivered between August 2008 and April 2012.
(2)	The Company is a party to floating-to-fixed interest rate swaps covering notional amounts of $100,000,000, $30,000,000, $84,800,000, $25,048,118, $25,776,443, $37,752,038, $10,995,000 and $202,340,000 as of September 30, 2007 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to a fixed rate of 4.22%, 4.54%, 5.24%, 4.74%, 4.90%, 5.22%, 4.98% and 5.04% respectively, plus applicable margin. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.
(3)	Remainder of the 63-month lease on the office space which we occupy.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

During the nine-month period ended September 30, 2007, we acquired three Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of $138,700,000 and associated costs of $176,098. During the nine-month period ended September 30, 2007, for our newbuilding program, we placed deposits in Japanese yen of the equivalent of $38,113,974 for three 56,000 deadweight ton vessels, the CROWNED EAGLE, CRESTED EAGLE and STELLAR EAGLE, which are to be constructed and delivered in November 2008, February 2009 and April 2009, respectively. These deposits are in addition to the $24,798,118 that was placed for the GOLDEN EAGLE and IMPERIAL EAGLE in 2006. In addition, we have acquired contracts for the construction of 26 Supramax vessels for an aggregate acquisition price of approximately $1,100,000,000. As of September 30, 2007, we have advanced an aggregate amount of $259,576,474 to fund the acquisition costs and shipyard deposits for the newbuilding vessels. As of September 30, 2007 for the newbuilding program, the Company has capitalized interest costs of $4,872,603 and other costs of $1,152,356.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. For the three-month period ended September 30, 2007, three of our vessels passed drydock surveys. During the corresponding period in 2006 we drydocked two vessels. For the nine-month periods ended September 30, 2007 and 2006, we spent $2,972,553 and $2,269,422, respectively on vessel drydockings. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
December 31, 2007	15	$0.45 million
March 31, 2008	15	$0.50 million
June 30, 2008	30	$1.00 million
September 30, 2008	60	$2.00 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. In 2006, the Company entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of two new-build vessels, the GOLDEN EAGLE and IMPERIAL EAGLE, which are expected to be constructed and delivered to the Company in January 2010 and February 2010. After giving effect to the deposits paid on these newbuildings, at December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 4.386 billion Japanese yen swapped into the equivalent of $42,310,465.

During the nine-month period ended September 30, 2007, the Company entered into foreign exchange swap transactions to hedge the Japanese yen exposure into US dollars for the purchase price in Japanese yen of three new-build vessels, the CROWNED EAGLE, CRESTED EAGLE and STELLAR EAGLE, which are expected to be delivered to the Company in November 2008, February 2009 and April 2009, respectively. During this nine-month period, the Company swapped a total of 11.5 billion in Japanese yen currency exposure into the equivalent of $100,063,505.

After giving effect to the deposits paid for the newbuildings, at September 30, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.280 billion Japanese yen swapped into the equivalent of $104,259,998.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $105,465 and $359,180 have been recorded in Other Liabilities in the accompanying financial statements as of September 30, 2007 and December 31, 2006, respectively.

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

On March 17, 2006, the Company granted 56,666 shares of the Company’s stock in options to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. In August 2007, the Company issued 13,333 shares pursuant to exercises of these options. All options expire ten years from the date of grant.

On October 3, 2007 the Company granted 360,000 restricted stock units to members of its management which represent the right to receive one share of common stock as of the date of vesting with such vesting to occur ratably over three years at 33 1/3% on each yearly anniversary of the date of grant. The closing price of the Company’s stock on the date of the grant was $27.04.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company*
3.2	Amended and Restated Bylaws of the Company*
10.1	Form of Restricted Stock Unit Award Agreement
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to the Registration Statement on Form S-1, Registration No. 333-123817.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By: /s/ Sophocles N. Zoullas
        Sophocles N. Zoullas
        Chairman of the Board and
        Chief Executive Officer

Date:    November 9, 2007

By: /s/ Alan S. Ginsberg
        Alan S. Ginsberg
        Chief Financial Officer
        and Treasurer

Date:    November 9, 2007