Form 10-K
period 2007-12-31
Eagle Bulk Shipping Inc.
filed 2008-02-29
CIK 1322439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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
Common Stock, par value $.01 per share
The Common Stock is registered on the NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second quarter, was $934,806,706 based on the closing price of $22.41 per share on the NASDAQ Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are ‘‘affiliates’’ of the registrant for purposes of the federal securities laws.)

As of February 29, 2008, 46,757,153 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant within 120 days of December 31, 2007 in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

Eagle Bulk Shipping Inc. (the ‘‘Company’’, ‘‘we’’, ‘‘us’’, or ‘‘our’’), incorporated under the laws of the Republic of the Marshall Islands (the ‘‘Marshall Islands’’) and headquartered in New York City, is engaged primarily in the ocean transportation of a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. We operate in the Handymax sector of the dry bulk industry, with particular emphasis on the Supramax class of vessels. As of December 31, 2007, we owned and operated a modern fleet of 18 oceangoing vessels with a combined carrying capacity of 915,502 deadweight tons and an average age of approximately 6 years. We have also contracted for the construction of 35 Supramax vessels with a combined carrying capacity of 1,995,000 deadweight tons, deliveries of which are expected to commence in August 2008 and will continue until 2012.

We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to charterers.

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

Management of Our Fleet

Our New York City based management team, with an average of 20 years of experience in the shipping industry primarily focused on the sub-Panamax dry bulk sectors, such as Supramax, Handymax and Handysize vessels, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is provided by unaffiliated third party managers, V.Ships and Wilhelmsen Ship Management (formerly Barber Ship Management), which are two of the world’s largest providers of independent ship management and related services, and which we refer to as our technical managers. The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell, vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Our Competitive Strengths and our Business Strategy

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

•	A fleet of Supramax dry bulk vessels. We specialize in the Supramax class of the Handymax sector of the dry bulk industry. Our operating fleet of 18 vessels and 35 newbuilding vessels makes us one of the world’s largest fleets of vessels in the sector. We view Handymax vessels, especially the Supramax class of vessels, as a highly attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

–	reduced volatility in charter rates;

–	increased operating flexibility;

–	ability to access more ports;

–	ability to carry a more diverse range of cargoes; and

–	broader customer base.

•	A modern, high quality fleet. The 18 Handymax vessels in our operating fleet at December 31, 2007 had an average age of approximately 6 years compared to an average age for the world Handymax dry bulk fleet of over 15 years. As of December 31, 2007, we are also constructing 35 Supramax vessels which will commence entry into our fleet in August 2008. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., and Oshima Shipbuilding Co., Ltd. The vessels under construction are being built at premier shipyards in Japan, IHI Marine United, and China, Dayang Yangzhou Shipbuilding Yard.

•	A fleet of sister and similar ships allows us to maintain low cost, highly efficient operations. Our current operating fleet includes 8 identical sister ships built at the Mitsui shipyard based upon the same design specifications and 3 similar ships built at the Oshima shipyard that use many of the same parts and equipment. Our newbuilding fleet of 35 vessels includes three sets of sister vessels – five 56,000 dwt sister ships from IHI Marine, five 53,000 dwt sister ships and twenty five 58,000 dwt sister ships from Dayang shipyard. Operating sister and similar ships provides us with operational and scheduling flexibility, efficiencies in employee training and lower inventory and maintenance expenses. We believe that this should allow us both to increase revenue and lower operating costs. We intend to

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

•	A medium-to long-term fixed-rate time charter program. We have entered into time charters employment contracts for a substantial portion of our fleet and these charters provide for fixed semi-monthly payments in advance. Our charters on the 18 vessels in our operating fleet range in length from one to three years, while 21 of the 35 newbuilding vessels will enter into charters averaging approximately 8 years duration upon their delivery. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters. Our use of time charters also mitigates in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year and weaker in the second and third quarters. We have entered into time charters for all of our vessels in the operating fleet ranging in length from one to three years and provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

•	A strong balance sheet with a low level of indebtedness. Since our initial public offering in June 2005, we have used a combination of debt and equity to fund our fleet expansion. We believe that our relatively low level of outstanding indebtedness strengthens our balance sheet and in the future, we expect to draw funds under our credit facility or use the net proceeds from future equity issuances to fund vessel acquisitions. We intend to repay all or a portion of our acquisition related debt from time to time with the net proceeds of equity issuances. While our leverage will vary according to our acquisition strategy and our ability to refinance acquisition related debt through equity offerings on terms acceptable to us, we generally intend to limit the amount of indebtedness that we have outstanding at any time to low levels for our industry. We believe this strategy will provide us with flexibility in pursuing acquisitions that are accretive to earnings and dividends per share.

•	Expand our fleet through selective acquisitions of dry bulk vessels. We intend to continue to grow our fleet through timely and selective acquisitions of additional vessels in a manner that is accretive to earnings and dividends per share. We expect to focus primarily in the Handymax sector of the dry bulk shipping industry, and in particular on Supramax class vessels. We may also consider acquisitions of other sizes of dry bulk vessels, including Handysize vessels, but do not intend to acquire tankers.

Our Fleet

Our operating fleet consists of 18 vessels and we are constructing 35 vessels under our newbuilding program. The following tables presents certain information concerning our fleet as of December 31, 2007:

No. of Vessels	Dwt	Vessel Type	Delivery
Operating Fleet
18 Vessels	915,502	15 Supramax	2005-2007
		3 Handymax	2005
Newbuilding Fleet
5 Vessels	265,000	53,000 dwt series	2008-2009
5 Vessels	280,000	56,000 dwt series	2008-2010
25 Vessels	1,450,000	58,000 dwt series	2009-2012
Total 53 Vessels	2,910,502

All vessels in our fleet are fitted with cargo cranes and cargo grabs. All of our vessels are flagged in the Marshall Islands. We own each of our vessels through a separate wholly owned Republic of Marshall Islands subsidiary.

Operating Fleet:

Our operating fleet consists of 18 vessels and these vessels are all employed on time charters. The following table represents certain information about the Company’s operating fleet as of December 31, 2007:

Vessel	Year Built	Dwt	Delivered to Charterer	Time Charter Employment(1)
Cardinal	2004	55,408	June 21, 2007	May 2008 to August 2008
Condor	2001	50,296	March 19, 2007	May 2009 to August 2009
Falcon	2001	50,296	April 22, 2005	February 2008 to June 2008
Griffon	1995	46,635	March 18, 2007	March 2009 to June 2009
Harrier	2001	50,296	June 21, 2007	June 2009 to September 2009
Hawk I	2001	50,296	April 1, 2007	April 2009 to June 2009
Heron	2001	52,827	December 11, 2005	December 2007 to February 2008
Jaeger	2004	52,248	July 12, 2007	July 2008 to September 2008
Kestrel I	2004	50,326	July 1, 2006	December 2007 to April 2008
Kite	1997	47,195	August 11, 2007	September 2009 to January 2010
Merlin	2001	50,296	December 19, 2007	December 2010 to March 2011
Osprey I	2002	50,206	September 1, 2005	July 2008 to November 2008
Peregrine	2001	50,913	December 16, 2006	December 2008 to March 2009
Sparrow	2000	48,225	January 27, 2007	December 2007 to March 2008
Tern	2003	50,200	July 3, 2006	December 2007 to April 2008
Shrike	2003	53,343	April 24, 2007	April 2009 to August 2009
Skua	2003	53,350	June 20, 2007	May 2009 to August 2009
Kittiwake	2002	53,146	June 27, 2007	May 2008 to August 2008

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the conclusion of the charter.

Newbuilding Acquisitions

In November 2006, the Company, through its subsidiaries, entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two ‘Future-56’ class Supramax vessels. These 56,000 deadweight ton vessels are expected to be delivered in January and February of 2010, respectively.

In March 2007, we entered into two contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of the CROWNED EAGLE and CRESTED EAGLE, two ‘Future-56’class Supramax 56,000, deadweight ton vessels, which are expected to be delivered in November 2008 and February 2009, respectively.

In April 2007, we entered into a contract with the same shipyard for the construction of the STELLAR EAGLE, also‘Future-56’class Supramax 56,000, deadweight ton vessel, which is expected to be delivered in April 2009.

During the third quarter of 2007, we acquired the rights to 26 Supramax newbuilding vessels and options for 9 additional newbuilding vessels from Kyrini Shipping Inc., an unrelated privately held Greek shipping company. The total contractual cost of the newbuilding vessel construction project in China is approximately $1,100,000,000. Five of these Supramax vessels are of the 53,000 deadweight ton category, while the remaining 21 are of the 58,000 deadweight ton category. These vessels are expected to be delivered between 2008 and 2012. Of these 26 vessels, 21 vessels are secured by long-term charters through 2018. On December 27, 2007, the Company exercised four of the nine options to construct additional 58,000 dwt Supramax vessels. The options for the remaining five vessels expire on March 31, 2008.

At December 31, 2007, our newbuilding fleet consists of 35 vessels and 21 of these vessels will enter long term time charters upon their delivery into the Company’s fleet. The following table represents certain information about the Company’s newbuilding fleet:

Vessel	Dwt	Year Built – Expected Delivery(1)	Time Charter Employment(2)
Crowned Eagle	56,000	Nov 2008	Charter Free
Crested Eagle	56,000	Feb 2009	Charter Free
Stellar Eagle	56,000	Apr 2009	Charter Free
Golden Eagle	56,000	Jan 2010	Charter Free
Imperial Eagle	56,000	Feb 2010	Charter Free
Wren	53,100	Aug 2008	Aug 2008 to Dec 2018/Apr 2019
Woodstar	53,100	Oct 2008	Oct 2008 to Dec 2018/Apr 2019
Thrush	53,100	Sep 2009	Charter Free
Thrasher	53,100	Nov 2009	Nov 2009 to Dec 2018/Apr 2019
Avocet	53,100	Dec 2009	Dec 2009 to Dec 2018/Apr 2019
Bittern	58,000	Sep 2009	Dec 2014 to Dec 2018/Apr 2019
Canary	58,000	Oct 2009	Jan 2015 to Dec 2018/Apr 2019
Crane	58,000	Nov 2009	Feb 2015 to Dec 2018/Apr 2019
Egret(3)	58,000	Dec 2009	Sep 2012 to Jan 2013
Gannet(3)	58,000	Jan 2010	Oct 2012 to Feb 2013
Grebe(3)	58,000	Feb 2010	Nov 2012 to Mar 2013
Ibis(3)	58,000	Mar 2010	Dec 2012 to Apr 2013
Jay	58,000	Apr 2010	Sep 2015 to Dec 2018/Apr 2019
Kingfisher	58,000	May 2010	Oct 2015 to Dec 2018/Apr 2019
Martin	58,000	Jun 2010	Dec 2016 to Dec 2017
Nighthawk	58,000	Mar 2011	Sep 2017 to Sep 2018
Oriole	58,000	Jul 2011	Jan 2018 to Jan 2019
Owl	58,000	Aug 2011	Feb 2018 to Feb 2019
Petrel(4)	58,000	Sep 2011	Jun 2014 to Oct 2014
Puffin(4)	58,000	Oct 2011	Jul 2014 to Nov 2014
Roadrunner(4)	58,000	Nov 2011	Aug 2014 to Dec 2014
Sandpiper(4)	58,000	Dec 2011	Sep 2014 to Jan 2015
Snipe	58,000	Jan 2012	Charter Free
Swift	58,000	Feb 2012	Charter Free

Vessel	Dwt	Year Built – Expected Delivery(1)	Time Charter Employment(2)
Raptor	58,000	Mar 2012	Charter Free
Saker	58,000	Apr 2012	Charter Free
Besra(5)	58,000	Oct 2011	Charter Free
Cernicalo(5)	58,000	Jan 2011	Charter Free
Fulmar(5)	58,000	Jul 2011	Charter Free
Goshawk(5)	58,000	Sep 2011	Charter Free

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon conclusion of the charter.
(3)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(5)	Options for construction declared on December 27, 2007.

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

A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the service of the charterer. Under a typical time charter, the charterer periodically pays us a fixed daily charter hire rate and bears all voyage expenses, including the cost of fuel and port and canal charges. Once we have time chartered a vessel, trading of the vessel and the commercial risks shift to the customer. Subject to certain restrictions imposed by us in the contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging. We have contracted the technical operations of the vessel to third party vessel managers and we oversee the technical operation and navigation of the vessel at all times, including monitoring vessel operating expenses, such as the cost of crewing, insuring, repairing and maintaining the vessel, costs of spare parts and supplies, tonnage taxes and other miscellaneous expenses.

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

Our Customers

Our customers include international companies such as Norden A/S, Korea Line, Ltd., Western Bulk ASA, Daeyang Shipping Ltd., Clipper Bulk, Pacific Basin, BHP and Cosco. Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential charterers based on our management’s experience in the shipping industry combined with the additional input of two independent credit risk consultants. In 2007, four customers individually accounted for more than 10% of our time charter revenue.

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

We currently have a total of sixteen shore-based personnel, including our senior management team.

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

In accordance with our strategy, we have entered into time charters for all 18 of our vessels currently in the operating fleet and 21 of the 35 vessels under construction. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve higher utilization rates than if our vessels were employed on the shorter term voyage charters or on the spot market.

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

•	Identifying, purchasing, and selling vessels. We believe that our commercial management team has longstanding relationships in the dry bulk industry, which provides us access to an extensive network of ship brokers and vessel owners that we believe will provide us with an advantage in future transactions.

•	Obtaining insurance coverage for our vessels. We have well-established relationships with reputable marine underwriters in all the major insurance markets around the world that helps insure our fleet with insurance at competitive rates.

•	Supervising our third party technical managers. We regularly monitor the expenditures, crewing, and maintenance of our vessels by our technical managers, V Ships and Wilhemsen Ship Management. Our management team has direct experience with vessel operations, repairs, drydockings and vessel construction.

Technical Management

The technical management of our fleet is provided by our technical managers, V.Ships, an unaffiliated third party, that we believe is the world’s largest provider of independent ship management and related services, and Barber Ship Management, one of the largest vessel managers in the world. We review the performance of our managers on an annual basis and may add or change technical managers.

Technical management includes managing day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, supervising the maintenance and general efficiency of vessels, arranging our hire of qualified officers and crew, arranging and supervising drydocking and repairs, purchasing supplies, spare parts and new equipment for vessels, appointing supervisors and technical consultants and providing technical support. Our Technical Managers also manage and process all crew insurance claims. Our technical managers maintain records of all costs and expenditures incurred in connection with their services that are available for our review on a daily basis. Our technical managers are members of marine contracting associations which arrange bulk purchasing thereby enabling us to benefit from economies of scale.

We currently crew our vessels with officers and seamen from Ukraine and Romania who are supplied by our managers. As of December 31, 2007, we employed a total of 387 officers and seamen on the 18 vessels in our operating fleet. Our technical manager handles each seaman’s training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with international regulations and shipping conventions. Additionally, our seafaring employees perform most commissioning work and assist in supervising work at shipyards and drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. No international collective bargaining agreements to which we are a party are set to expire within two years.

We pay our technical managers a monthly fee per vessel plus actual costs incurred by our vessels. These monthly fees averaged $8,906 per vessel in 2007, $8,583 per vessel in 2006 and $8,333 per vessel in 2005.

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

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states that have enacted such legislation have not yet issued implementing regulations defining vessels owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.

Other	Environmental Initiatives

The European Union is considering legislation that will affect the operation of vessels and the liability of owners for oil pollution. It is difficult to predict what legislation, if any, may be promulgated by the European Union or any other country or authority.

Although the United States is not a party thereto, many countries have ratified and follow the liability scheme adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage, 1969, as amended, or the CLC, and the Convention for the Establishment of

an International Fund for Oil Pollution of 1971, as amended. Under these conventions, a vessel’s registered owner is strictly liable for pollution damage caused on the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Many of the countries that have ratified the CLC have increased the liability limits through a 1992 Protocol to the CLC. The liability limits in the countries that have ratified this Protocol are currently approximately $4.0 million plus approximately $566.00 per gross registered ton above 5,000 gross tons with an approximate maximum of $80.5 million per vessel, with the exact amount tied to a unit of account which varies according to a basket of currencies. The right to limit liability is forfeited under the CLC where the spill is caused by the owner’s actual fault or privity and, under the 1992 Protocol, where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to contracting states must provide evidence of insurance covering the limited liability of the owner. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to the CLC.

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

Most vessels are drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a ‘‘recommendation’’ which must be rectified by the ship owner within prescribed time limits.

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

We maintain hull and machinery insurance, war risks insurance, loss of hire, protection and indemnity cover, and freight, demurrage and defense cover for our operating fleet in amounts that we believe to be prudent to cover normal risks in our operations. We may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life. Furthermore, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

Hull &Machinery and War Risks Insurance

We maintain marine hull and machinery, war risks insurances, and loss of hire insurance which cover the risk of actual or constructive total loss for all of our vessels. Our vessels are each covered up to at least their fair market value with deductibles of $75,000 – $100,000 per vessel per incident.

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

Competition

We compete with a large number of international fleets. The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 6,670 drybulk carriers aggregating approximately 392 million dwt, and the ownership of these vessels is divided among approximately 1,400 mainly private independent dry bulk vessel owners with no one shipping group owning or controlling more than 5.0% of the world dry bulk fleet. We primarily compete with other owners of dry bulk vessels in the Handymax class that are mainly privately owned fleets.

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

If the Section 883 exemption were not available to the Company for 2006, the 4% tax so imposed would be approximately $800,000. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

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

GLOSSARY OF SHIPPING TERMS

Following are definitions of shipping terms used in this Form 10-K.

Annual Survey   —   The inspection of a vessel by a classification society, on behalf of a flag state, that takes place every year.

Bareboat Charter   —   Also known as ‘‘demise charter.’’ Contract or hire of a ship under which the shipowner is usually paid a fixed amount of charter hire rate for a certain period of time during which the charterer is responsible for the operating costs and voyage costs of the vessel as well as arranging for crewing.

Bulk Vessels/Carriers   —   Vessels which are specially designed and built to carry large volumes of cargo in bulk cargo form.

Bunkers   —   Heavy fuel oil used to power a vessel’s engines.

Capesize   —   A dry bulk carrier in excess of 100,000 dwt.

Charter   —   The hire of a vessel for a specified period of time or to carry a cargo for a fixed fee from a loading port to a discharging port. The contract for a charter is called a charterparty.

Charterer   —   The individual or company hiring a vessel.

Charter Hire Rate   —   A sum of money paid to the vessel owner by a charterer under a time charterparty for the use of a vessel.

Classification Society   —   An independent organization which certifies that a vessel has been built and maintained in accordance with the rules of such organization and complies with the applicable rules and regulations of the country of such vessel and the international conventions of which that country is a member.

Deadweight Ton — ‘‘dwt’’   —   A unit of a vessel’s capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel’s DWT or total deadweight is the total weight the vessel can carry when loaded to a particular load line.

Demise Charter   —   See bareboat charter

Draft   —   Vertical distance between the waterline and the bottom of the vessel’s keel.

Dry Bulk   —   Non-liquid cargoes of commodities shipped in an unpackaged state.

Drydocking   —   The removal of a vessel from the water for inspection and/or repair of submerged parts.

Gross Ton   —   Unit of 100 cubic feet or 2.831 cubic meters used in arriving at the calculation of gross tonnage.

Handymax   —   A dry bulk carrier of approximately 35,000 to 60,000 dwt.

Handysize   —   A dry bulk carrier having a carrying capacity of up to approximately 35,000 dwt.

Hull   —   The shell or body of a vessel.

International Maritime Organization — ‘‘IMO’’   —   A United Nations agency that issues international trade standards for shipping.

Intermediate Survey   —   The inspection of a vessel by a classification society surveyor which takes place between two and three years before and after each Special Survey for such vessel pursuant to the rules of international conventions and classification societies.

ISM Code   —   The International Management Code for the Safe Operation of Ships and for Pollution Prevention, as adopted by the IMO.

Metric Ton   —   A unit of measurement equal to 1,000 kilograms.

Newbuilding   —   A newly constructed vessel.

OPA   —   The United States Oil Pollution Act of 1990 (as amended).

Orderbook   —   A reference to currently placed orders for the construction of vessels (e.g., the Panamax orderbook).

Panamax   —   A dry bulk carrier of approximately 60,000 to 100,000 dwt of maximum length, depth and draft capable of passing fully loaded through the Panama Canal.

Protection & Indemnity Insurance   —   Insurance obtained through a mutual association formed by shipowners to provide liability insurance protection from large financial loss to one member through contributions towards that loss by all members.

Scrapping   —   The disposal of old or damaged vessel tonnage by way of sale as scrap metal.

Short-Term Time Charter   —   A time charter which lasts less than approximately 12 months.

Sister Ships   —   Vessels of the same class and specification which were built by the same shipyard.

SOLAS   —   The International Convention for the Safety of Life at Sea 1974, as amended, adopted under the auspices of the IMO.

Special Survey   —   The inspection of a vessel by a classification society surveyor which takes place a minimum of every four years and a maximum of every five years.

Spot Market   —   The market for immediate chartering of a vessel usually for single voyages.

Strict Liability   —   Liability that is imposed without regard to fault.

Supramax   —   A new class of Handymax dry bulk carrier of approximately 50,000 to 60,000 dwt.

Time Charter   —   Contract for hire of a ship. A charter under which the ship-owner is paid charter hire rate on a per day basis for a certain period of time, the shipowner being responsible for providing the crew and paying operating costs while the charterer is responsible for paying the voyage costs. Any delays at port or during the voyages are the responsibility of the charterer, save for certain specific exceptions such as loss of time arising from vessel breakdown and routine maintenance.

Ton   —   A metric ton.

Voyage Charter   —   Contract for hire of a vessel under which a shipowner is paid freight on the basis of moving cargo from a loading port to a discharge port. The shipowner is responsible for paying both operating costs and voyage costs. The charterer is typically responsible for any delay at the loading or discharging ports.

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

Factors that influence demand for vessel capacity include:

•	supply and demand for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	changes in the exploration or production of energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the location of regional and global exploration, production and manufacturing facilities;

•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the globalization of production and manufacturing;

•	global and regional economic and political conditions, including armed conflicts and terrorist activities; embargoes and strikes;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•	environmental and other regulatory developments;

•	currency exchange rates; and

•	weather.

Factors that influence the supply of vessel capacity include:

•    number of newbuilding deliveries;

•    scrapping of older vessels;

•    vessel casualties; and

•    number of vessels that are out of service.

We anticipate that the future demand for our dry bulk vessels will be dependent upon continued economic growth in the world’s economies, seasonal and regional changes in demand, changes in the capacity of the global dry bulk fleet and the sources and supply of dry bulk cargo to be transported by sea. The capacity of the global dry bulk carrier fleet seems likely to increase and there can be no assurance that economic growth will continue. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

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

An economic slowdown in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations.    We anticipate a significant number of the port calls made by our vessels will involve the loading or discharging of dry bulk commodities in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, but particularly in China, may have an adverse effect on our business, financial position and results of operations, as well as our future prospects. In recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product, which has had a significant impact on shipping demand. We cannot assure you that such growth will be sustained or that the Chinese economy will not experience negative growth in the future. Moreover, any slowdown in the economies of the United States, the European Union or certain Asian countries may adversely affect economic growth in China and elsewhere. Our business, financial position, results of operations, ability to pay dividends as well as our future prospects, will likely be materially and adversely affected by an economic downturn in any of these countries.

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

An over-supply of dry bulk carrier capacity may lead to reductions in charter hire rates and profitability.    The market supply of dry bulk carriers has been increasing, and the number of dry bulk carriers on order are near historic highs. These newbuildings were delivered in significant numbers starting at the beginning of 2006 and continuing through 2007. As of December 2007, newbuilding orders had been placed for an aggregate of more than 57% of the existing global dry bulk fleet, with deliveries expected during the next 36 months. An over-supply of dry bulk carrier capacity may result in a reduction of charter hire rates. If such a reduction occurs, upon the expiration or termination of our vessels’ current charters we may only be able to re-charter our vessels at reduced or unprofitable rates or we may not be able to charter these vessels at all.

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

Our operating results will be subject to seasonal fluctuations, which could affect our operating results and the amount of available cash with which we can pay dividends.    We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter hire rates. To the extent we operate vessels in the spot market, this seasonality may result in quarter-to-quarter volatility in our operating results, which could affect the amount of dividends that we pay to our stockholders from quarter to quarter. The dry bulk shipping market is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. While this seasonality will not affect our operating results as long as our fleet is employed on time charters, if our vessels are employed in the spot market in the future, it could materially affect our operating results and cash available for distribution to our stockholders.

Rising fuel prices may adversely affect our profits.    The cost of fuel is a significant factor in negotiating charter rates. As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geo-political developments, supply and demand for oil, actions by members of the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations.

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

In addition, vessel classification societies also impose significant safety and other requirements on our vessels. In complying with current and future environmental requirements, vessel-owners and operators may also incur significant additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become stricter in the future and require us to incur significant capital expenditures on our vessels to keep them in compliance.

Increased inspection procedures, tighter import and export controls and new security regulations could increase costs and disrupt our business.    International shipping is subject to various security and customs inspection and related procedures in countries of origin and destination and trans-shipment points. Inspection procedures can result in the seizure of the cargo and contents of our vessels, delays in the loading, offloading or delivery and the levying of customs duties, fines or other penalties against us.

Our business has inherent operational risks, which may not be adequately covered by insurance.    Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, mechanical failures, human error, environmental accidents, war, terrorism, piracy and other circumstances or events. In addition, transporting cargoes across a wide variety of international jurisdictions creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts, the potential for changes in tax rates or policies, and the potential for government expropriation of our vessels. Any of these events may result in loss of revenues, increased costs and decreased cash flows to our customers, which could impair their ability to make payments to us under our charters.

In the event of a casualty to a vessel or other catastrophic event, we will rely on our insurance to pay the insured value of the vessel or the damages incurred. Through our management agreements with our technical managers, we procure insurance for the vessels in our fleet employed under time charters against those risks that we believe the shipping industry commonly insures against. These insurances include marine hull and machinery insurance, protection and indemnity insurance, which include pollution risks and crew insurances, and war risk insurance. Currently, the amount of coverage for liability for pollution, spillage and leakage available to us on commercially reasonable terms through protection and indemnity associations and providers of excess coverage is $1 billion per vessel per occurrence.

We cannot assure you that we will be adequately insured against all risks or that we will be able to obtain adequate insurance coverage at reasonable rates for our vessels in the future. For example, in the past more stringent environmental regulations have led to increased costs for, and in the future may result in the lack of availability of, insurance against risks of environmental damage or pollution. Additionally, our insurers may refuse to pay particular claims. Any significant loss or liability for which we are not insured could have a material adverse effect on our financial condition.

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

Company Specific Risk Factors

We cannot assure you that our board of directors will declare dividends.    Our policy is to declare quarterly dividends to stockholders in March, May, August and November. The declaration and payment of dividends, if any, will always be subject to the discretion of our board of directors, restrictions contained in our credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy, the terms of our outstanding indebtedness and the ability of our subsidiaries to distribute funds to us. Although our fleet is currently committed to time charters, the international dry bulk shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash that is available for the payment of dividends.

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

Under the terms of our credit facility, we will not be permitted to pay dividends if there is a default or a breach of a loan covenant. In addition, we are permitted to pay dividends only in amounts up to our cumulative cash flows which is EBITDA (as defined in our credit agreement) less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydockings. Please see the section of this Annual Report entitled ‘‘Credit Facility’’ for more information relating to restrictions on our ability to pay dividends under the terms of our credit facility.

The Republic of Marshall Islands law generally prohibits the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares) or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. We may not have sufficient surplus in the future to pay dividends and our subsidiaries may not have sufficient funds or surplus to make distributions to us. We can give no assurance that dividends will be paid at all.

We may have difficulty managing our planned growth properly.    The acquisition and management of the 18 vessels in our operating fleet have imposed, and additional dry bulk vessels that we may acquire in the future, will impose, significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing time charters.

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

We cannot assure you that we will be able to borrow amounts under our credit facility and restrictive covenants in our credit facility may impose financial and other restrictions on us

We entered into a senior secured revolving credit facility in July 2005. We used borrowings under the revolving credit facility to refinance a portion of our outstanding indebtedness at the time of our initial public offering in June 2005 and to fund vessel acquisitions. Since then we have amended and enhanced our credit facility periodically in 2006 and 2007 to accommodate our newbuilding program with the most recent amendment in October 2007 enabling us to complete the construction of 35 vessels. Our ability to borrow future amounts under our credit facility will be subject to the satisfaction of certain customary conditions precedent and compliance with terms and conditions included in the loan documents. In connection with vessel acquisitions, amounts borrowed may not exceed 75% of the value of the vessels securing our obligations under the credit facility. Our ability to borrow such amounts, in each case, will be subject to our lender’s approval of the vessel acquisition. Our lender’s approval will be based on the lender’s satisfaction of our ability to raise additional capital through equity issuances in amounts acceptable to our lender and the proposed employment of the vessel to be acquired. To the extent that we are not able to satisfy these requirements, including as a result of a decline in the value of our vessels, we may not be able to draw down the credit facility in connection with a vessel acquisition without obtaining a waiver or consent from the lender.

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

Purchasing and operating secondhand vessels may result in increased operating costs and reduced fleet utilization.    The 18 Handymax dry bulk vessels in our operating fleet at December 31, 2007, are all secondhand vessels. We have entered into contracts for the construction of 35 newbuilding vessels. We also may enter into additional newbuilding contracts and purchase additional secondhand vessels in the future. While we have the right to inspect previously owned vessels prior to purchase, such an inspection does not provide us with the same knowledge about their condition that we would have if these vessels had been built for and operated exclusively by us. A secondhand vessel may have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization. Furthermore, we usually do not receive the benefit of warranties on secondhand vessels.

We depend upon a few significant customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.    We derive a significant part of our revenues from a small number of charterers. The charterers’ payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the dry bulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our stockholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our stockholders do not have any recourse against our charterers.

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

We may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.    Our success depends to a significant extent upon the abilities and efforts of our management team. We have entered into an employment contract with our Chairman and Chief Executive Officer, Sophocles Zoullas. Our success will depend upon our ability to retain key members of our management team and to hire new members as may be necessary. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could have a similar effect. We do not maintain ‘‘key man’’ life insurance on any of our officers.

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

The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.    In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 18 Handymax dry bulk vessels in our operating fleet as of December 31, 2007 is approximately 6 years, one of the vessels in our fleet which we sold in 2007 was 23 years old. As our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

We believe that we and each of our subsidiaries qualify for this statutory tax exemption and we will take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption after the offering and thereby cause us to become subject to United States federal income tax on our United States source shipping income. For example, there is a risk that we could no longer qualify for exemption under Section 883 of the Code for a particular taxable year if other shareholders with a five percent or greater interest in our stock were, in combination with [TBD], to own 50% or more of our outstanding shares of our stock on more than half the days during the taxable year. Due to the factual nature of the issues involved, we can give no assurances on our tax-exempt status or that of any of our subsidiaries.

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

Based on the current operation of our vessels, if we were subject to this tax, our United States federal income tax liability would be approximately $800,000 per year. Because the operations of our vessels are under the control of third party charterers, we can give no assurance that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

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

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.    We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to satisfy our financial obligations and make dividend payments depends on our subsidiaries and their ability to distribute funds to us. If we are unable to obtain funds from our subsidiaries, our board of directors may exercise its discretion not to declare or pay dividends. We do not intend to obtain funds from other sources to pay dividends.

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

Future sales of our common stock could cause the market price of our common stock to decline.    Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. We intend to issue additional shares of our common stock in the future. Our amended and restated articles of incorporation authorize us to issue 100 million shares of common stock of which 46,727,153 shares are outstanding as of December 31, 2007.

Anti-takeover provisions in our organizational documents, as well as our shareholder rights plan, could have the effect of discouraging, delaying or preventing a merger or acquisition, or could make it difficult for our stockholders to replace or remove our current board of directors, which could adversely affect the market price of our common stock.    Several provisions of our amended and restated articles of incorporation and bylaws could make it difficult for our stockholders to change the composition of our board of directors in any one year, preventing them from changing the composition of management. In addition, the same provisions, as well as our shareholder rights plan, may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions will include:

•	authorizing our board of directors to issue ‘‘blank check’’ preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three year terms;

•	authorizing vacancies on our board of directors to be filled only by a vote of the majority of directors then in office and specifically denying our stockholders the right to fill vacancies on the board;

•	establishing certain advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	authorizing the removal of directors only for cause and only upon the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote for the directors;

•	prohibiting stockholder action by written consent; and

•	establishing supermajority voting provisions with respect to amendments to certain provisions of our amended and restated articles of incorporation and bylaws.

In addition to the provision described above, on November 9, 2007, our board of directors adopted a shareholder rights plan and declared a dividend distribution of one Right for each outstanding share of our common stock to shareholders of record on the close of business on November 23, 2007. Each Right is nominally exercisable, upon the occurrence of certain events, for one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $125.00 per unit, subject to adjustment. The Rights may further discourage a third party from making an unsolicited proposal to acquire us, as exercise of the Rights would cause substantial dilution to such third party attempting to acquire us.

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

Common Stock

The trading market for shares of our common stock is the Nasdaq Stock Market, on which our shares are quoted under the symbol ‘‘EGLE.’’ As of February 27, 2008 the number of stockholders of record of the Company’s common stock was approximately 50,000. The following table sets forth the high and low closing prices for shares of our common stock in 2007 and 2006, as reported by the Nasdaq Stock Market:

For the period:	High	Low
January 1, 2007 to March 31, 2007	$21.64	$17.36
April 1, 2007 to June 30, 2007	$22.98	$19.65
July 1, 2007 to September 30, 2007	$27.01	$22.92
October 1, 2007 to December 31, 2007	$35.29	$24.73
January 1, 2006 to March 31, 2006	$16.07	$11.90
April 1, 2006 to June 30, 2006	$14.25	$12.65
July 1, 2006 to September 30, 2006	$16.08	$13.96
October 1, 2006 to December 31, 2006	$17.43	$15.80

Recent Sales of Unregistered Securities

On June 28, 2006, we completed an offering of 2,750,000 shares of our common stock to certain institutional investors, raising gross proceeds of $33,000,000 before deduction of fees and expenses of $1,770,811. The shares were sold pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Payment of Dividends to Stockholders

In 2006, the Company declared four quarterly dividends in the aggregate amount of $2.08 per share of its common stock in January, April, July and October. Aggregate payments were $71,729,500 for dividends declared in 2006.

In 2007, the Company declared four quarterly dividends in the aggregate amount of $1.98 per share of its common stock in February, April, July and November. Aggregate payments were $82,134,982 for dividends declared in 2007.

In February 2008, the Company declared a cash dividend for the fourth quarter of 2007 of $0.50 per share to be paid on March 18, 2008 to shareholders of record as of March 13, 2008. The aggregate amount of this cash dividend is $23,378,576.

The Company currently intends to pay quarterly dividends to stockholders in March, May, August and November; however, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company’s results of operations, financial condition, covenants and other factors deemed relevant by the Board of Directors. Payment of dividends is limited by Marshall Islands law and the terms of certain credit agreements to which the Company and its subsidiaries are party. (See Notes to the Consolidated Financial Statements and page 54 of Management’s Discussion & Analysis.)

ITEM 6.    SELECTED FINANCIAL DATA

We were incorporated on March 23, 2005 and our predecessor, Eagle Holdings LLC, was formed on January 26, 2005. The following selected consolidated financial data are derived from the audited consolidated financial statements of the Company included elsewhere in this report. The data presented herein should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In accordance with standard shipping industry practice, we did not obtain from the sellers historical operating data for the vessels that we acquired, as that data was not material to our decision to purchase the vessels. Accordingly, we have not included any historical financial data relating to the results of operations of our vessels from the period before our acquisition of them. Please see the section of this annual report entitled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Lack of Historical Operating Data for Vessels Before their Acquisition.’’

(Dollar amounts in thousands except Per Share amounts and Fleet Data)	2007	2006	2005
Income Statement Data
Revenues, net of commissions	$124,815	$104,648	$56,066
Vessel Expenses	27,144	21,562	11,053
Depreciation and Amortization	26,435	21,813	10,412
General and Administrative Expenses	7,520	5,223	3,491
Management and Other Fees to Affiliates	—	—	6,175
Non-cash Compensation Expense	4,257	13,070	11,735
Gain on Sale of Vessel	(873)
Total Operating Expenses	64,483	61,668	42,866
Net Interest Expense	8,088	9,179	6,547
Net Income	$52,244	$33,801	$6,653
Share and Per Share Data
Basic and Diluted Income per share	$1.24	$0.98	$0.30
Weighted Average Shares Outstanding – Diluted	42,195,561	34,543,862	21,968,824
Cash Dividends Declared per share	$1.98	$2.08	$0.54
Consolidated Cash Flow Data
Net cash from operating activities	$82,889	$70,535	$26,616
Net cash used in investing activities	(446,251)	(130,759)	(427,966)
Net cash from financing activities	493,989	57,973	425,877

	December 31, 2007	December 31, 2006	December 31, 2005
Consolidated Balance Sheet Data
Current Assets	$157,454	$27,652	$33,829
Total Assets	1,136,008	568,791	462,344
Total Liabilities	621,037	247,215	146,551
Long-term Debt	597,243	239,975	140,000
Stockholders’ Equity	514,971	321,576	315,793
Other Data
EBITDA(a)	$99,418	$82,695	$43,075
Capital Expenditures :
Vessels	$458,262	$130,759	$427,966
Payments for Drydockings	$3,625	$2,325	$422
Ratio of Total Debt to Total Capitalization(b)	53.7%	42.7%	30.7%
Fleet Data
Number of Vessels in operating fleet	18	16	13
Average Age of Fleet (in dwt weighted years)	6	6	6
Fleet Ownership Days	6,166	5,288	2,531
Fleet Available Days	6,073	5,224	2,507
Fleet Operating Days	6,039	5,203	2,500
Fleet Utilization Days	99.4%	99.6%	99.7%

(a)	Our amended revolving credit facility permits us to pay dividends in amounts up to cumulative free cash flows which are our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The Company’s computation of EBITDA may not be comparable to similar titled measures of other companies. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	2007	2006	2005
Net Income	$52,243,981	$33,801,540	$6,653,400
Interest Expense	12,741,106	10,548,616	7,208,641
Depreciation and Amortization	26,435,646	21,812,486	10,412,227
Amortization of Prepaid and Deferred Revenue	3,740,000	3,462,000	890,500
EBITDA	95,160,733	69,624,642	25,164,768
Adjustments for Exceptional Items:
Management and Other Fees to Affiliates(1)	—	—	6,175,046
Non-cash Compensation Expense(2)	4,256,777	13,070,473	11,734,812
Credit Agreement EBITDA	$99,417,510	$82,695,115	$43,074,626

(1)	One time charge (see Notes 7 and 10 to the financial statements)
(2)	Stock-based compensation related to stock options, restricted stock units and management’s participation in profits interests in Eagle Ventures LLC (see Note 10 to the financial statements)
(b)	Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders’ equity).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company’s financial condition and results of operation for the years ended December 31, 2007 and 2006, and the period from January 26, 2005 (inception) to December 31, 2005 (‘‘the year ended December 31, 2005’’). This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2007, we owned and operated a modern fleet of 18 Handymax dry bulk vessels, 16 of which are of the Supramax class. In addition to our operating fleet of 18 vessels, we have contracted for the construction of 35 newbuilding vessels in Japan and China, deliveries of which are scheduled to commence in mid-2008. Upon delivery of all newbuilding vessels by early 2012, our total fleet will consist of 53 vessels with a combined carrying capacity of 2.9 million dwt.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. Fifteen of the 18 vessels in our operating fleet are classified as Supramax dry bulk vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. The 18 vessels in our operating fleet have a combined carrying capacity of 915,502 dwt and an average age of approximately 6 years, as compared to an average age for the world Handymax dry bulk fleet of over 15 years.

Our financial performance is based on the following key elements of our business strategy:

(1)	our strategy is to concentrate in one vessel category: Handymax dry bulk vessels, especially its Supramax class of vessels, which offer size, operational and geographical advantages (over Panamax and Capesize vessels).

(2)	our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Reliance on the spot market contributes to fluctuations in revenue, cash flow, and net income. On the other hand, time charters provide a shipping company with a predictable level of revenues. We have entered into time charters for all of our vessels which range in length from one to three years and provide for fixed semi-monthly payments in advance. We have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. This strategy is effective in strong and weak dry bulk markets, giving us security and predictability of cashflows relative to the volatility inherent in shipping markets.

(3)	our strategy is to maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures.

(4)	our strategy is to maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

The following are several significant events that occurred during 2007:

•	In January 2007, we entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two ‘Future-56’ class Supramax vessels at a contract price of equivalent $33,500,000 each. These 56,000 deadweight ton vessels are expected to be delivered in November 2008 and February 2009.

•	In February 2007 we sold our oldest vessel, SHIKRA, and we expanded our fleet from 16 vessels to 18 vessels by acquiring the SHRIKE, SKUA and KITTIWAKE.

•	In March 2007, we completed a public offering of 5,813,819 shares of our common stock.

•	In April 2007, we entered into a vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of a ‘Future-56’ class Supramax vessel at a contract price of equivalent $33,500,000. The 56,000 deadweight ton vessel is expected to be delivered in April 2009.

•	In August 2007, we completed the acquisition of the rights to 26 newbuilding vessels and options for the construction of an additional 9 vessels. These vessels will be constructed in China and delivered into the Company’s fleet between 2008 and 2012 for a total cost of approximately $1,100,000,000 and associated capitalized financing and technical supervision costs. On December 27, 2007, the Company exercised four of the nine options. The total contract price for the four additional vessels is $169,200,000. The remaining five options expire on March 31, 2008.

•	On September 21, 2007, we completed a public offering of 5,000,000 shares of our common stock.

•	In October 2007, we amended and increased our revolving credit facility to $1,600,000,000.

The following are several significant events that occurred during 2006:

•	We expanded our fleet from 13 vessels to 16 vessels by acquiring the KESTREL I, TERN and JAEGER in June and July 2006.

•	On June 28, 2006, we completed an offering of 2,750,000 shares of our common stock at $12.00 per share to certain institutional investors.

•    In July 2006, we increased our credit facility from $330,000,000 to $450,000,000.

•	In November 2006, we entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two ‘Future-56’ class Supramax vessels at a contract price equivalent to $33,500,000 each. These 56,000 deadweight ton vessels are expected to be delivered in January and February of 2010.

•    In November 2006, we increased our credit facility to $500,000,000.

The following are several significant events that occurred during 2005:

•	We incorporated on March 23, 2005 as a Marshall Islands corporation headquartered in New York City.

•	In April 2005, we acquired the vessels CARDINAL, CONDOR, FALCON, HARRIER, HAWK I, and SHIKRA.

•    In May 2005, we acquired the vessel KITE.

•    In June 2005, we acquired the vessel GRIFFON and PEREGRINE.

•	On June 23, 2005, we completed our initial public offering by selling 14,400,000 shares of common stock at $14.00 per share.

•    In July 2005, we acquired the vessel SPARROW.

•    In August 2005, we acquired the vessel OSPREY I.

•	On October 28, 2005, we sold 6,000,000 shares of our common stock in a follow-on public offering at a price of $14.50 per share.

•    In October 2005, we acquired the vessel MERLIN.

•    In December 2005, we acquired the vessel HERON.

We have employed all of our vessels on time charters for periods ranging from one to three years. The following table represents certain information about the Company’s vessel acquisition and revenue earning charters:

The following table represents certain information about the Company’s revenue earning charters on its operating fleet as of December 31, 2007:

Vessel	Year Built	Dwt	Delivered to Charterer	Time Charter Expiration(1)	Daily Time Charter Hire Rate
Cardinal	2004	55,408	June 21, 2007	May 2008 to August 2008	$28,000
Condor(2)	2001	50,296	March 19, 2007	May 2009 to August 2009	$20,500
Falcon(3)	2001	50,296	April 22, 2005	February 2008 to June 2008	$20,950
Griffon	1995	46,635	March 18, 2007	March 2009 to June 2009	$20,075
Harrier(4)	2001	50,296	June 21, 2007	June 2009 to September 2009	$24,000
Hawk I	2001	50,296	April 1, 2007	April 2009 to June 2009	$22,000
Heron(5)	2001	52,827	December 11, 2005	December 2007 to February 2008	$24,000
Jaeger(6)	2004	52,248	July 12, 2007	July 2008 to September 2008	$27,500
Kestrel I (7)	2004	50,326	July 1, 2006	December 2007 to April 2008	$18,750
Kite	1997	47,195	August 11, 2007	September 2009 to January 2010	$21,000
Merlin(8)	2001	50,296	December 19, 2007	December 2010 to March 2011	$25,000
Osprey I(9)	2002	50,206	September 1, 2005	July 2008 to November 2008	$21,000
Peregrine	2001	50,913	December 16, 2006	December 2008 to March 2009	$20,500
Sparrow(10)	2000	48,225	January 27, 2007	December 2007 to March 2008	$24,000
Tern(11)	2003	50,200	July 3, 2006	December 2007 to April 2008	$19,000
Shrike(12)	2003	53,343	April 24, 2007	April 2009 to August 2009	$24,600
Skua(13)	2003	53,350	June 20, 2007	May 2009 to August 2009	$24,200
Kittiwake(14)	2002	53,146	June 27, 2007	May 2008 to August 2008	$30,400

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(2)	The charterer of the CONDOR has exercised its option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.
(3)	Upon conclusion of the current charter, the FALCON commences a new time charter with a rate of $39,500 per day for 21 to 23 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $41,000.
(4)	The daily rate for the HARRIER is $27,000 for the first year and $21,000 for the second year. Revenue recognition is based on an average daily rate of $24,000.
(5)	Upon conclusion of the current charter, the HERON commences a new time charter with a rate of $26,375 per day for 36 to 39 months. The charterer has an option for a further 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.
(6)	The charter rate for the JAEGER may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $22,500 per day.
(7)	The charterer of the KESTREL I has exercised its option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.
(8)	Upon conclusion of the charter in December 2007, the MERLIN commenced a new 36 to 39 month time charter. The daily rate for the MERLIN is $27,000 for the first year, $25,000 for the second year and $23,000 for the third year. Revenue recognition is based on an average daily rate of $25,000.

(9)	The charterer of the OSPREY I has exercised its option to extend the charter period by up to 11 to 13 months at a time charter rate of $25,000 per day. The charterer has an additional option to extend for a further 11 to 13 months at a time charter rate of $25,000 per day.
(10)	The SPARROW is on a time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate. Upon conclusion of the charter, the SPARROW commences a new 24 to 26 month time charter at a rate of $34,500 per day.
(11)	The charterer of the TERN has exercised its option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.
(12)	The Company took delivery of the SHRIKE on April 24, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $24,600 per day for 24 to 27 months. The charterer has an option to extend the charter period by 12 to 14 months at a daily time charter rate of $25,600.
(13)	The Company took delivery of the SKUA on June 20, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $24,200 per day for 23 to 25 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $25,200.
(14)	The Company took delivery of the KITTIWAKE on June 27, 2007 and the vessel was immediately delivered to the charterer at a time charter rate of $30,400 per day for 11 to 13 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case less than $24,400 per day.

As of December 31, 2007, the Company has contracted for 35 vessels to be constructed. The following table represents certain information about the Company’s newbuilding vessels and their employment upon delivery:

Vessel	Dwt	Year Built – Expected Delivery(1)	Time Charter Employment Expiration(2)	Daily Time Charter Hire Rate(3)	Profit Share
Crowned Eagle	56,000	Nov 2008	Charter Free	—	—
Crested Eagle	56,000	Feb 2009	Charter Free	—	—
Stellar Eagle	56,000	Apr 2009	Charter Free	—	—
Golden Eagle	56,000	Jan 2010	Charter Free	—	—
Imperial Eagle	56,000	Feb 2010	Charter Free	—	—
Wren	53,100	Aug 2008	Feb 2012 Feb 2012 to Dec 2018/Apr 2019	$24,750 $18,000	— 50% over $22,000
Woodstar	53,100	Oct 2008	Jan 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000	— 50% over $22,000
Thrush	53,100	Sep 2009	Charter Free	—	—
Thrasher	53,100	Nov 2009	Feb 2016	$18,400	—
			Feb 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Avocet	53,100	Dec 2009	Mar 2016	$18,400	—
			Mar 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Bittern	58,000	Sep 2009	Dec 2014	$18,850	—
			Dec 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Canary	58,000	Oct 2009	Jan 2015	$18,850	—
			Jan 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crane	58,000	Nov 2009	Feb 2015	$18,850	—
			Feb 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Egret(4)	58,000	Dec 2009	Sep 2012 to Jan 2013	$17,650	50% over $20,000
Gannet(4)	58,000	Jan 2010	Oct 2012 to Feb 2013	$17,650	50% over $20,000

Vessel	Dwt	Year Built – Expected Delivery(1)	Time Charter Employment Expiration(2)	Daily Time Charter Hire Rate(3)	Profit Share
Grebe(4)	58,000	Feb 2010	Nov 2012 to Mar 2013	$17,650	50% over $20,000
Ibis(4)	58,000	Mar 2010	Dec 2012 to Apr 2013	$17,650	50% over $20,000
Jay	58,000	Apr 2010	Sep 2015	$18,500	50% over $21,500
			Sep 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher	58,000	May 2010	Oct 2015	$18,500	50% over $21,500
			Oct 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	Jun 2010	Dec 2016 to Dec 2017	$18,400	—
Nighthawk	58,000	Mar 2011	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	Jul 2011	Jan 2018 to Jan 2019	$18,400	—
Owl	58,000	Aug 2011	Feb 2018 to Feb 2019	$18,400	—
Petrel(4)	58,000	Sep 2011	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Puffin(4)	58,000	Oct 2011	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner(4)	58,000	Nov 2011	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper(4)	58,000	Dec 2011	Sep 2014 to Jan 2015	$17,650	50% over $20,000
Snipe	58,000	Jan 2012	Charter Free	—	—
Swift	58,000	Feb2012	Charter Free	—	—
Raptor	58,000	Mar 2012	Charter Free	—	—
Saker	58,000	Apr 2012	Charter Free	—	—
Besra(5)	58,000	Oct 2011	Charter Free	—	—
Cernicalo(5)	58,000	Jan 2011	Charter Free	—	—
Fulmar(5)	58,000	Jul 2011	Charter Free	—	—
Goshawk(5)	58,000	Sep 2011	Charter Free	—	—

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 2.25% to 6.25% to third party ship brokers.
(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(5)	Options for construction declared on December 27, 2007.

Market Overview

The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 6,400 drybulk carriers of over 10,000 dwt aggregating approximately 367 million dwt, and the ownership of these vessels is divided among approximately 1,400 mainly private independent dry bulk vessel owners with no one shipping group owning or controlling more than 5% of the world bulker fleet. We primarily compete with other owners of dry bulk vessels in the Handymax and Handysize class and Panamax class sectors that are mainly privately owned fleets.

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

Our strategy is to concentrate in one vessel category of the dry bulk segment of the shipping industry – the Handymax sector. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Within the Handymax sector, the industry has migrated to a larger size of vessel class called the Supramax class of dry bulk vessels which range in size from 50,000 dwt to 60,000 dwt. vessel. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. Fifteen of the 18 vessels in our operating fleet as of December 31, 2007 are classified as Supramax vessels. All of the 35 vessels under construction are also Supramax class vessels.

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet. As of January 2008, 33% of the world Handymax fleet is 20 years or older. The 18 Handymax vessels in our operating fleet have an average age of approximately 6 years as of December 31, 2007, compared to an average age for the world Handymax dry bulk fleet of over 15 years. The Handymax newbuilding orderbook currently stands at 52% of the world Handymax fleet.

The Handymax Market

The primary driver for the dry bulk shipping industry continues to be sustained demand in East Asia led by strong demand for commodities in China and increasingly India. Demand for vessels is further boosted by port congestion and shifts in trade patterns which increase distances or ton-miles, especially the port infrastructure bottlenecks and recent changes in weather patterns in commodity resource-rich Australia. These port delays are resulting in grain, ores and coal being shipped from increasing distances as importers turn to other producers. The boom in commodity trades since 2005 saw dry bulk shipping rates reach even greater peaks during most of 2007 before abruptly slowing towards the end of the year as the credit crisis brought in uncertainty in drybulk shipping rates. An additional factor in the uncertainty was the drawn-out intense negotiations over iron-ore contract pricing between importing countries and miners.

We believe industry fundamentals remain attractive as ongoing global economic activity continues to foster demand for drybulk commodities. Robust Chinese steel demand continues to stimulate iron ore and coal trade growth, and pricing of iron ore contracts for 2008 will only bring certainty to drybulk shipping rates. Global infrastructure building programs have also boosted trade of minor bulks such as cement. Minor bulks provide a secure, protective market for Handymax vessels vastly benefiting the Supramax class with their superior cargo capacity and gear. Additionally due to longer haul routes, ton-mile demand is increasing at a faster pace than trade growth. On the supply side, however, there has been a surge in drybulk newbuildings with the peak supply period being 2009-2010 which will calibrate the drybulk demand and supply balance.

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

Deferred Drydock Cost

There are two methods that are used by the shipping industry to account for drydockings; (a) the deferral method where drydock costs are capitalized when incurred and amortized over the period to the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock expenses. Under the deferral method, drydock expenses are capitalized and amortized on a straight-line basis until the next drydock, which we estimate to be a period of two to three years. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in deferral drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted. We expect that our vessels will be required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. Costs capitalized as part of the drydocking include actual costs incurred at the drydock yard and parts and supplies used in making such repairs.

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

Results of Operations for the years ended December 31, 2007 and 2006, and period from January 26, 2005 (inception) to December 31, 2005

Factors Affecting Our Results of Operations

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	2007	2006	2005
Ownership Days	6,166	5,288	2,531
Available Days	6,073	5,224	2,507
Operating Days	6,039	5,203	2,500
Fleet Utilization	99.4%	99.6%	99.7%

•	Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days in 2007 increased by the delivery of three vessels in the second quarter of 2007, net of the sale of one vessel in the first quarter of 2007. In 2006, we added three vessels to our initial fleet of 13 vessels. The increase in ownership days in 2006 resulted from the additional three vessels and operations for the full calendar year of vessels acquired in 2005.

•	Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. Available days in 2007 increased due to a larger fleet size, net of positioning one vessel for sale and drydocks. Available days in 2006 increased due to larger fleet size. In 2007, five of our vessels drydocked compared to six in 2006. We incurred less than one takeover day for the additional acquisitions in 2006. During the period the fleet was in operation in 2005, we drydocked one vessel and incurred eleven days in vessel takeover days.

•	Operating days: We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

•	Fleet utilization: We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning. Our fleet continues to perform at very high utilization rates.

•	TCE rates: We define TCE rates as our voyage and time charter revenues less voyage expenses during a period divided by the number of our available days during the period, which is consistent with industry standards. TCE rate is a standard shipping industry performance measure used primarily to compare daily earnings generated by vessels on time

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

All our revenues for the years ended December 31, 2007 and December 31, 2006 and December 31, 2005 were earned from time charters, hence our TCE revenue is equal to the TC revenue. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2007 of $124,814,804 included billed time charter revenues of $135,412,594, deductions for brokerage commissions of $6,857,790 and amortization of prepaid revenue of $3,740,000. Net revenues for the year ended December 31, 2007 were 19% greater than net revenues for the year ended December 31, 2006, primarily due to a larger fleet size as reflected by increased operating days and an increase in daily time charter rates.

Net revenues for the year ended December 31, 2006 of $104,648,197 included billed time charter revenues of $113,900,922, deductions for brokerage commissions of $5,790,725 and amortization of prepaid revenue of $3,462,000. Net revenues for the year ended December 31, 2006 were 87% greater than net revenues for the year ended December 31, 2005, primarily due to a larger fleet size as reflected by increased operating days and an increase in daily time charter rates.

Net revenues for the year ended December 31, 2005 of $56,066,058 included billed time charter revenues of $59,997,448, deductions for brokerage commissions of $3,040,890 and amortization of prepaid revenue of $890,500.

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

Vessel Expenses

Vessel expenses for the year ended December 31, 2007 were $27,143,515 compared to $21,562,034 for the year ended December 31, 2006. The increase in vessel expense is attributable to a larger fleet size in operation for the year of 2007 and increases in vessel crew and lubricants costs. Vessel expenses for the year ended December 31, 2007 included $25,338,098 in vessel operating costs and $1,805,417 in technical management fees. Vessel expenses for the year ended December 31, 2006 included $20,070,181 in vessel operating costs and $1,491,853 in technical management fees.

Vessel expenses for the year ended December 31, 2006 were $21,562,034 compared to $11,052,429 for the year ended December 31, 2005. The increase in vessel expense is attributable to a larger fleet size in operation for the year of 2006. Vessel expenses for the year ended December 31, 2006 included $20,070,181 in vessel operating costs and $1,491,853 in technical management fees. Vessel expenses for the year ended December 31, 2005 included $10,359,824 in vessel operating costs and $692,605 in technical management fees.

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

With regard to vessel operating expenses, we have entered into technical management agreements for each of our vessels with V. Ships Management Ltd. and Wilhelmsen Ship Management, our independent technical managers. In conjunction with our management, V. Ships and Barber Ship have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account.

Included in Vessel Expenses is a fixed management fee for each vessel in our operating fleet paid to our independent technical managers, V. Ships and Wilhelmsen Ship Management. For the years ended December 31, 2007, 2006, and 2005, the technical management fees averaged $8,906, $8583 and $8,333 per month per vessel, respectively.

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

Depreciation and Amortization

For the years ended December 31, 2007 and 2006, total depreciation and amortization expense was $26,435,646 and $21,812,486, respectively. Total depreciation and amortization expense for the year ended December 31, 2007 includes $24,791,502 of vessel depreciation and $1,644,144 of amortization of deferred drydocking costs. Comparable amounts for the year ended December 31, 2006 were $21,031,357 of vessel depreciation and $781,129 of amortization of deferred drydocking costs.

For the years ended December 31, 2006 and 2005, total depreciation and amortization expense was $21,812,486 and $10,412,227, respectively. Total depreciation and amortization expense for the year ended December 31, 2006 includes $21,031,357 of vessel depreciation and $781,129 of amortization of deferred drydocking costs. Comparable amounts for the period from inception on January 26, 2005 to December 31, 2005 were $10,384,247 of vessel depreciation and $27,980 of amortization of deferred drydocking costs.

Amortization of deferred financing costs relating to our operating fleet is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the years ended December 31, 2007, 2006, and 2005, the amortization of deferred financing costs was $242,357, $178,246 and $98,065, respectively.

General and Administrative Expenses

Our general and administrative expenses include onshore vessel administration related expenses such as legal and professional expenses and recurring administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors fees, and directors and officers insurance.

General and administrative expenses for the years ended December 31, 2007 and 2006 were $7,519,734 and $5,222,875, respectively. The increase in general and administrative expenses for the year ended December 31, 2007 was attributable to expenses associated with managing a larger fleet.

General and administrative expenses for the years ended December 31, 2006 and 2005 were $5,222,875 and $3,491,330, respectively. The increase in general and administrative expenses for the year ended December 31, 2006 was attributable to 2006 being our first full year of operations and the expenses associated with a larger fleet.

We expect general and administrative expenses to increase as we expand our fleet

Financial Advisory Fees

In 2007 and 2006 we did not incur any financial advisory fees.

In 2005, we incurred an expense of $5,175,046 in connection with an investment banking and financial advisory fees paid to Kelso & Company, L.P. (‘‘Kelso’’) and certain non-management affiliates of Eagle Ventures LLC pursuant to the financial advisory agreement that we entered into with Kelso. The agreement was terminated in 2005.

Non-Cash Compensation Expense

The Company has recorded non-cash compensation charges of $4,256,777, $13,070,473 and $11,734,812, respectively in 2007, 2006 and 2005. These non-cash compensation charges relate to the stock options and restricted stock units granted to certain directors of the Company and members of management under the 2005 Stock Incentive Plan (see Note 12) and non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder Eagle Ventures LLC. Amounts recorded with respect to the stock options and the restricted stock units were $1,118,965 and $47,033 in 2007 and 2006, respectively. Amounts recorded with respect to the non-cash, non-dilutive charges relating to profits interests were $3,137,812, $13,023,440 and $11,734,812 in 2007, 2006 and 2005, respectively.

Members of the Company’s management were awarded profits interests in the Company’s former principal shareholder Eagle Ventures LLC that entitled such persons to an economic interest of up to 16.7% on a fully diluted basis (assuming all profits interests were vested) in any appreciation in the value of the assets of Eagle Ventures LLC (including shares of the Company’s common stock owned by Eagle Ventures LLC when sold). These profits interests diluted only the interests of owners of Eagle Ventures LLC, and did not dilute direct holders of the Company’s common stock. However, the Company’s statement of operations reflects non-cash charges for compensation related to the profits interests. The non-cash compensation charges were being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). As Eagle Ventures has sold substantially all of its holdings in the Company, the non-cash, non-dilutive charges relating to profits interests ended in the first quarter of 2007 and there will be no charges in future periods.

Interest and Finance Costs

Interest Expense, exclusive of capitalized interest, consists of:

	2007	2006	2005
Loan Interest	$12,259,010	$9,694,244	$4,855,054
Commitment Fees	239,739	676,126	516,588
Eagle Ventures Note Interest	—	—	608,222
Amortization of Deferred Financing Costs	242,357	178,246	98,065
Write-off of Deferred Financing Costs	—	—	1,130,712
Total Interest Expense	$12,741,106	$10,548,616	$7,208,641

Interest expense during 2007 and 2006 includes loan interest incurred on borrowings from the Company’s revolving credit facility for the vessels in operation, commitment fees incurred on the unused portion of the revolving credit facility, and the amortization of financing costs associated with the revolving credit facility. Interest expense during 2005 includes loan interest incurred on borrowings from the Company’s initial term loan facility which was refinanced with the revolving credit facility, commitment fees incurred on the unused portion of the revolving credit facility, and amortization of financing costs associated with the revolving credit facility (see section Revolving Credit Facility).

For 2007, interest rates on our outstanding debt ranged from 4.97% to 6.56%, including a margin over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.44%. Commitment fees incurred on the undrawn portion of the facility was 0.25% on the unused portions of the revolving credit facility.

For 2006, interest rates on our outstanding debt ranged from 4.97% to 6.32%, including a margin over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.39%. Commitment fees incurred on the undrawn portion of the facility ranged from 0.25% to 0.4% on the unused portions of the revolving credit facility.

During 2005, interest rates on our outstanding debt ranged from 4.10% to 5.49%, including a margin of 0.95% over LIBOR. The weighted average effective interest rate was 4.69%. Commitment fees in 2005 were incurred at 0.4%.

Cash interest paid during 2007, 2006, and 2005, exclusive of capitalized interest, amounted to $13,031,996, $10,194,882 and $5,465,233, respectively.

As our fleet increases in size, interest expense will increase as a result of additional debt drawn from our revolving credit facility to finance the acquisition of vessels. Interest costs on borrowings made for the construction of our newbuilding vessels are capitalized until the vessels are delivered (see below).

Capitalized Interest

We have contracted for the construction of 35 newbuilding vessels. Of the 35 vessels in the newbuildings program, contracts for 33 vessels were entered into in 2007. Interest costs on borrowings made for the vessels in our newbuilding program are capitalized until the vessels are delivered.

For 2007, capitalized interest amounted to $9,400,288 ($8,964,989 in interest and $435,299 in amortization of financing costs) compared to $259,580 ($236,152 in interest and $23,428 in amortization of financing costs) in 2006. The increase in capitalized interest is substantially due to additional borrowings to fund the construction of the newbuilding vessels. Cash paid for capitalized interest during 2007 amounted to $8,775,957 compared to $126,702 in 2006.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.

As of December 31, 2007, the following swap contracts were outstanding:

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

We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $13,531,883 and $2,936,804 has been recorded in Other Liabilities and Other Assets in the Company’s balance sheets as of December 31, 2007 and December 31, 2006, respectively.

Subsequent to December 31, 2007, the Company entered into an interest rate swap contract and converted $81,500,000 of its outstanding debt which was on a floating interest rate basis into a fixed interest rate basis. The contract matures in January 2013 and, exclusive of applicable margin, the Company will pay fixed rate interest of 3.895% and receive floating rate interest amounts based on three-month Libor settings.

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

During 2007, we entered into contracts to build three vessels in Japan that were priced in Japanese yen. In order to hedge the foreign currency risks associated with these contracts, we entered into foreign exchange swap transactions. The Company swapped a total of 11.5 billion in Japanese yen currency exposure into the equivalent of $100,063,505.

At December 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.28 billion Japanese yen swapped into the equivalent of $104,259,998.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $932,638 and $359,180 have been recorded in Other Assets and Other Liabilities in the accompanying financial statements as of December 31, 2007 and December 31, 2006, respectively.

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

Our amended revolving credit facility permits us to pay dividends in amounts up to cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	2007	2006	2005
Net Income	$52,243,981	$33,801,540	$6,653,400
Interest Expense	12,741,106	10,548,616	7,208,641
Depreciation and Amortization	26,435,646	21,812,486	10,412,227
Amortization of Prepaid and Deferred Revenue	3,740,000	3,462,000	890,500
EBITDA	95,160,733	69,624,642	25,164,768
Adjustments for Exceptional Items:
Management and Other Fees to Affiliates(1)	—	—	6,175,046
Non-cash Compensation Expense(2)	4,256,777	13,070,473	11,734,812
Credit Agreement EBITDA	$99,417,510	$82,695,115	$43,074,626

(1)	One time charge (see Notes 7 and 10 to the financial statements)
(2)	Stock-based compensation related to stock options, restricted stock units and management’s participation in profits interests in Eagle Ventures LLC (see Note 10 to the financial statements)

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the years ended December 31, 2007 and 2006 was $82,889,373 and $70,535,078, respectively. The increase was primarily due to cash generated from the operation of the fleet for 6,166 operating days in 2007 compared to 5,288 operating days in 2006.

Net cash used in investing activities during 2007, was $446,250,566. In 2007, we purchased three modern Supramax vessels, the SHRIKE, SKUA and KITTIWAKE, for a total contract price of $138,700,000. We also incurred costs of $333,326 relating to these vessel acquisitions and improvements. During 2007, for our newbuilding program, we placed deposits in Japanese yen of an equivalent $38,113,974 for three 56,000 deadweight ton vessels, the CROWNED EAGLE, CRESTED EAGLE and STELLAR EAGLE, which are to be constructed and delivered in November 2008, February 2009 and April 2009, respectively. These deposits are in addition to the deposits of $24,798,118 that were placed for the GOLDEN EAGLE and IMPERIAL EAGLE in 2006. In addition, we paid an aggregate of $270,940,000 in advances for the transaction involving 26 newbuilding vessels. We also incurred $8,964,989 in capitalized interest and $1,209,760 in legal and technical supervision for the 35 vessels in the newbuilding program. On February 12, 2007, we sold the SHIKRA, a 1984-built Handymax vessel, to an unrelated third party for $12,525,000 and we incurred total expenses of $513,518 relating to the sale.

Net cash provided by financing activities during 2007 was $493,989,394. During 2007, we received $234,206,147 in net proceeds from the sale of common shares of the Company. We borrowed $369,708,070 from our revolving credit facility, of which $36,344,000 was used to partly fund the purchase of the three vessels,SHRIKE, SKUA and KITTIWAKE, and $333,364,070 was used to fund the advances for the construction of newbuilding vessels and pay $12,000,000 in financing costs associated with the amended credit facility. We used $12,440,000 from the proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility. We also paid $82,134,982 in dividends. Net cash provided by financing activities during 2006, was $57,973,096 which primarily consisted of $33,000,000 in gross proceeds from the sale of shares of the Company’s common stock, borrowings of $99,974,820 from the Company’s revolving credit facility, net of $71,729,500 paid in dividends.

As of December 31, 2007, our cash balance was $152,903,692 compared to a cash balance of $24,526,528 at December 31, 2006. In addition, $9,000,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash on our balance sheet as of December 31, 2007. Also recorded in Restricted Cash is an amount of $124,616 which is collateralizing a letter of credit relating to our office lease.

On October 19, 2007, the revolving credit facility was amended to $1,600,000,000 (See section entitled ‘‘Revolving Credit Facility’’ for a description of the facility and its amendments). As of December 31, 2007, total availability under the enhanced revolving credit facility was $1,600,000,000 of which $597,242,890 has been borrowed. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes.

We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for at least the next 12 months. Our amended and enhanced credit facility also provides us with the funds required to meet our newbuilding commitments. We were in compliance with all of the covenants contained in our debt agreements as of December 31, 2007.

It is our intention to fund our future acquisition related capital requirements initially through borrowings under the amended and increased revolving credit facility and to repay all or a portion of such borrowings from time to time with the net proceeds of equity issuances. On December 31, 2007, the Company filed an S-3 shelf registration which would enable the Company to issue such securities. We believe that funds will be available to support our growth strategy, which involves the acquisition of additional vessels, and will allow us to pay dividends to our stockholders as contemplated by our dividend policy.

Dividends

Our policy is to declare quarterly dividends to stockholders in March, May, August and November. Our amended revolving credit facility permits us to pay quarterly dividends in amounts up to cumulative free cash flows which is our quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydocking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing which could affect our dividend policy.

On February 27, 2008 the Company’s Board of Directors declared a cash dividend for the fourth quarter of 2007 of $0.50 per share to be paid on March 18, 2008 to all shareholders of record as of March 13, 2008. The aggregate amount of this cash dividend is $23,363,857.

In 2007, the Company declared four quarterly dividends in the aggregate amount of $1.98 per share of its common stock in February, April, July and November. Aggregate payments were $82,134,982 for dividends declared in 2007.

In 2006, the Company declared four quarterly dividends in the aggregate amount of $2.08 per share of its common stock in January, April, July and October. Aggregate payments were $71,729,500 for dividends declared in 2006.

In 2005, the Company declared and paid a quarterly dividend on its common stock in the amount of $0.54 per share in October 2005. The aggregate amount of this cash dividend was $14,661,000.

Sale of Common Stock

On January 16, 2007, our then principal shareholder, Eagle Ventures LLC, sold 7,202,679 shares of the Company’s common stock from its holdings of the Company’s common stock in a secondary sale. The Company did not receive any proceeds from this offering.

On March 6, 2007, we sold 5,400,000 shares of our common stock at a price to the public of $18.95 per share, raising gross proceeds of $102,330,000. On March 23, 2007, we raised an additional

$7,841,870 in gross proceeds from the underwriter’s exercise of their over-allotment option for the purchase of 413,819 shares of our common stock. We used the net proceeds from the offering to fund a portion of the acquisition costs of three vessels, the SHRIKE, SKUA and KITTIWAKE, which were delivered in the second quarter of 2007.

On September 21, 2007, we sold 5,000,000 shares of our common stock at a price to the public of $25.90 per share, raising gross proceeds of $129,500,000.

We have incurred fees and expenses aggregating $5,642,117 for the share sales in 2007.

Revolving Credit Facility

In July 2005, we entered into a 10-year $330,000,000 revolving credit facility. The facility has since been amended, most recently on October 19, 2007, when the facility was increased to $1,600,000,000 to accommodate the Company’s expanding newbuilding program. As of December 31, 2007, we had $597,242,890 outstanding under our revolving credit facility. The facility will be available to pay the remaining installments and associated costs relating to the construction of our newbuilding Supramax vessels. The facility will also provide working capital of up to $20,000,000; and provide funds for the acquisition of additional drybulk vessels.

The amended facility has a term of 10 years and is available in full until July 2012 when availability will begin to reduce in 10 semi-annual reductions of $75,000,000 with a with a final reduction of $850,000,000 occurring simultaneously with the last semi-annual reduction in July 2017. The facility bears interest at the rate of 0.80% to 0.90% over LIBOR, depending upon the amount of debt drawn as a percentage of the value of the Company’s vessels. The Company will also pay on a quarterly basis a commitment fee of 0.25% per annum on the undrawn portion of the facility. In connection with the latest amendment to the revolving credit facility, the Company incurred arrangement fees aggregating $12,000,000. It will also pay the lender an annual agency fee of $65,000.

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

The revolving credit facility, as amended, contains financial covenants requiring us, among other things, to ensure that:

•	the aggregate market value of the vessels in our fleet that secure our obligations under the revolving credit facility, as determined by an independent shipbroker on a charter free basis, at all times exceeds 130% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements;

•	we maintain an adjusted net worth, i.e., total assets less consolidated debt of an amount not less than $300,000,000 during any accounting period;

•	our EBITDA, as defined in the credit agreement, will at all times be not less than 2x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and

•	we maintain with the lender $500,000 per delivered vessel.

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2007:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total
Vessels(1)	$186,247	$522,258	$390,765	—	$1,099,270
Bank Loans	—	—	—	$597,243	597,243
Interest and borrowing fees(2)	36,284	72,369	72,469	162,782	343,904
Office lease(3)	250	501	125	—	876
Total	$222,781	$595,128	$463,359	$760,025	$2,041,293

(1)	The balance of the contract price in US dollars for the 35 newbuilding vessels which are to be constructed and delivered between August 2008 and April 2012.
(2)	The Company is a party to floating-to-fixed interest rate swaps covering notional amounts of $100,000,000, $30,000,000, $84,800,000, $25,048,118, $25,776,443, $36,752,038, $10,995,000 and $202,340,000 as of December 31, 2007 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to a fixed rate of 4.22%, 4.54%, 5.24%, 4.74%, 4.90%, 5.22%, 4.98% and 5.04% respectively, plus applicable margin. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.
(3)	Remainder of the lease on the office space which we occupy.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

We make capital expenditures from time to time in connection with our vessel acquisitions. As of December 31, 2007, our fleet currently consists of 18 Supramax vessels which are currently operational and 35 newbuilding vessels which have been contracted for construction.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. In 2007, five of our vessels passed drydock surveys. In 2006, six of our vessels passed drydock surveys. For 2007 and 2006, we spent $3,624,851 and $2,324,726, respectively on vessel drydockings. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2008	15	$0.50 million
June 30, 2008	15	$0.50 million
September 30, 2008	60	$2.00 million
December 31, 2008	15	$0.50 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

Contracted Time Charter Revenue

We have time charter contracts currently for all our vessels in the operating fleet. The contracted time charter revenue schedule, as shown earlier on page 40 of the Management’s discussion and analysis of financial condition and results of operation, reduces future contracted revenue for any estimated off-hire days relating to dry-docks.

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

As of December 31, 2007, the Company’s debt consisted of $597,242,890 in loans under the revolving credit facility at a margin plus variable rates above the LIBOR. During the year ended December 31, 2007, interest rates on the outstanding debt ranged from 4.97% to 6.56% (including margins). The weighted average effective interest rate was 5.44%.

The Company entered into interest rate swaps to effectively convert a substantial portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of December 31, 2007, the Company had the following swap contracts outstanding:

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

The Company records the fair value of the interest rate swap as an asset or liability in our financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, a liability of $13,531,883 and an asset of $2,936,804 have been recorded in Other Liabilities and Other Assets in the Company’s financial statements as of December 31, 2007 and December 31, 2006, respectively.

Subsequent to December 31, 2007, the Company entered into an interest rate swap contract and converted $81,500,000 of its outstanding debt which was on a floating interest rate basis into a fixed interest rate basis. The contract matures in January 2013 and, exclusive of applicable margin, the Company will pay fixed rate interest of 3.895% and receive floating rate interest amounts based on three-month Libor settings.

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

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. The Company has entered into foreign exchange swap transactions to hedge the Japanese yen (JPY) exposure into US dollars for the purchase price in Japanese yen of five new-build vessels which are expected to be delivered to the Company from August 2008 to February 2010. At December 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating JPY 11,280,000,000 swapped into equivalent US $104,259,998. The Company records the fair value of the currency swaps as an asset or liability in our financial statement. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $932,638 and $359,180 have been recorded in Other Assets and Other Liabilities in the accompanying balance sheets as of December 31, 2007 and December 31, 2006, respectively.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3.

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders (our ‘‘2008 Proxy Statement’’).

Executive Officers

The information concerning our Executive Officers required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2008 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2008 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2008 Proxy Statement.

Item 11.    Executive Compensation

The information required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information about the fees for 2007 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2008 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2008 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule: Financial statement schedules are omitted due to the absence of conditions under which they are required

(b)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company*
3.2	Amended and Restated Bylaws of the Company*
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on November 13, 2007).
4.1	Form of Share Certificate of the Company*
4.2	Form of Senior Indenture****
4.3	Form of Subordinated Indenture****
4.4	Rights Agreement (Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on November 13, 2007).
10.1	Form of Registration Rights Agreement*
10.2	Form of Management Agreement*
10.3	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2007, filed on November 9, 2007).†
10.4	Third Amended and Restated Credit Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed on October 25, 2007).
10.5	Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan*†
10.6	Employment Agreement for Mr. Sophocles N. Zoullas*†
10.7	Stock Purchase Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed on July 30, 2007).
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Company’s Registration Statement on Form S-3 Registration No. 333-148417, filed on December 31, 2007).
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(d) / 15d-14(a) – Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a) – Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, Registration No. 333-123817 filed on June 22, 2005.

**	Incorporated by reference to the Company’s Report on Form 8-K filed on July 31, 2006.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 14, 2006.
****	Incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-139745, filed on December 29, 2007.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.
By:	/s/ Sophocles N. Zoullas
Name: Sophocles N. Zoullas
Title: Chief Executive Officer

February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

Signature	Title

/s/ Sophocles N. Zoullas	Chief Executive Officer and Director

Sophocles N. Zoullas

/s/ David B. Hiley	Director

David B. Hiley

/s/ Douglas P. Haensel	Director

Douglas P. Haensel

/s/ Joseph M. Cianciolo	Director

Joseph M. Cianciolo

/s/ Forrest E. Wiley	Director

Forrest E. Wiley

/s/ Alexis P. Zoullas	Director

Alexis P. Zoullas

/s/ Jon Tomasson	Director

Jon Tomasson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2007 and December 31, 2006	F-4
Consolidated Statements of Operations for the Years ended December 31, 2007, December 31, 2006 and for the period from January 26, 2005 (inception) to December 31, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2007, December 31, 2006 and for the period from January 26, 2005 (inception) to December 31, 2005	F-6
Consolidated Statements of Cash Flows for the Years ended December 31, 2007 and December 31, 2006 and for the period from January 26, 2005 (inception) to December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and for the period from January 26, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and for the period from January 26, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eagle Bulk Shipping Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited Eagle Bulk Shipping Inc.’s (the ‘‘company’’) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the ‘‘COSO criteria’’). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Eagle Bulk Shipping Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Bulk Shipping Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and the period from January 26, 2005 (inception) to December 31, 2005, and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 29, 2008

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS:
Current Assets:
Cash	$152,903,692	$22,275,491
Accounts Receivable	3,392,461	616,205
Prepaid Charter Revenue	—	3,740,000
Prepaid Expenses	1,158,113	1,020,821
Total Current Assets	157,454,266	27,652,517
Fixed Assets:
Vessels and Vessel Improvements, at cost, net of Accumulated Depreciation of $52,733,604 and $31,415,604, respectively	605,244,861	502,141,951
Advances for Vessel Construction	344,854,962	25,190,941
Restricted Cash	9,124,616	6,524,616
Deferred Drydock Costs, net of Accumulated Amortization of $2,453,253 and $809,109, respectively	3,918,006	1,937,299
Deferred Financing Costs	14,479,024	2,406,839
Other Assets	932,638	2,936,804
Total Assets	$1,136,008,373	$568,790,967
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,621,559	$1,650,159
Accrued Interest	455,750	800,683
Other Accrued Liabilities	1,863,272	1,717,124
Unearned Charter Hire Revenue	4,322,024	2,713,060
Total Current Liabilities	10,262,605	6,881,026
Long-term Debt	597,242,890	239,974,820
Other Liabilities	13,531,883	359,180
Total Liabilities	621,037,378	247,215,026
Commitment and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 46,727,153 and 35,900,001 shares issued and outstanding, respectively	467,271	359,000
Additional Paid-In Capital	602,929,530	364,574,877
Retained Earnings (net of Dividends declared of $168,525,482 and $86,390,500 as of December 31, 2007 and 2006, respectively)	(75,826,561)	(45,935,560)
Accumulated Other Comprehensive (Loss)/Income	(12,599,245)	2,577,624
Total Stockholders’ Equity	514,970,995	321,575,941
Total Liabilities and Stockholders’ Equity	$1,136,008,373	$568,790,967

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from January 26, 2005 (inception) to December 31, 2005
Revenues, net of commissions	$124,814,804	$104,648,197	$56,066,058
Vessel Expenses	27,143,515	21,562,034	11,052,429
Depreciation and Amortization	26,435,646	21,812,486	10,412,227
General and Administrative Expenses	7,519,734	5,222,875	3,491,330
Management and Other Fees to Affiliates	—	—	6,175,046
Non-cash Compensation Expense	4,256,777	13,070,473	11,734,812
Gain on Sale of Vessel	(872,568)	—	—
Total Operating Expenses	64,483,104	61,667,868	42,865,844
Operating Income	60,331,700	42,980,329	13,200,214
Interest Expense	12,741,106	10,548,616	7,208,641
Interest Income	(4,653,387)	(1,369,827)	(661,827)
Net Interest Expense	8,087,719	9,178,789	6,546,814
Net Income	$52,243,981	$33,801,540	$6,653,400
Weighted Average Shares Outstanding:
Basic	42,064,911	34,543,836	21,968,824
Diluted	42,195,561	34,543,862	21,968,824
Per Share Amounts:
Basic Net Income	$1.24	$0.98	$0.30
Diluted Net Income	$1.24	$0.98	$0.30
Cash dividends declared and paid	$1.98	$2.08	$0.54

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained Earnings
	Shares	Common Shares	Additional Paid-In Capital	Net Income	Cash Dividends	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 26, 2005	—	$—	$—	$—	$—	$—	$—	$—
Comprehensive Income:
Net Income	—	—	—	6,653,400	—	6,653,400	—	6,653,400
Net Unrealized gains on derivatives	—	—	—	—	—	—	2,647,077	2,647,077
Comprehensive Income	—	—	—	—	—	—	—	9,300,477
Issuance of Common Stock and Capital Contributions	12,750,000	127,500	40,716,162	—	—	—	—	40,843,662
Initial Public Offering, net of issuance costs	14,400,000	144,000	186,385,290	—	—	—	—	186,529,290
Stock Offering, net of issuance costs	6,000,000	60,000	81,985,773	—	—	—	—	82,045,773
Cash Dividends	—	—	—	—	(14,661,000)	(14,661,000)	—	(14,661,000)
Non-cash Compensation	—	—	11,734,812	—	—	—	—	11,734,812
Balance at December 31, 2005	33,150,000	331,500	320,822,037			(8,007,600)	2,647,077	315,793,014
Comprehensive Income:
Net Income	—	—	—	33,801,540	—	33,801,540	—	33,801,540
Net Unrealized losses on derivatives	—	—	—	—	—	—	(69,453)	(69,453)
Comprehensive Income	—	—	—	—	—	—	—	33,732,087
Stock Offering, net of issuance costs	2,750,001	27,500	30,682,367	—	—	—	—	30,709,867
Cash Dividends	—	—	—	—	(71,729,500)	(71,729,500)	—	(71,729,500)
Non-cash Compensation	—	—	13,070,473	—	—	—	—	13,070,473
Balance at December 31, 2006	35,900,001	359,000	364,574,877			(45,935,560)	2,577,624	321,575,941
Comprehensive Income:
Net Income	—	—	—	52,243,981	—	52,243,981	—	52,243,981
Net Unrealized losses on derivatives	—	—	—	—	—	—	(15,176,869)	(15,176,869)
Comprehensive Income	—	—	—	—	—	—	—	37,067,112
Stock Offering, net of issuance costs	10,813,819	108,138	233,921,613	—	—	—	—	234,029,751
Exercise of Stock Options	13,333	133	176,263	—	—	—	—	176,396
Cash Dividends	—	—	—	—	(82,134,982)	(82,134,982)	—	(82,134,982)
Non-cash Compensation	—	—	4,256,777	—	—	—	—	4,256,777
Balance at December 31, 2007	46,727,153	$467,271	$602,929,530			$(75,826,561)	$(12,599,245)	$514,970,995

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended 2007	Year Ended 2006	Period from January 26, 2005 (inception) to December 31, 2005
Cash Flows from Operating Activities
Net Income	$52,243,981	$33,801,540	$6,653,400
Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Items included in net income not affecting cash flows:
Depreciation	24,791,502	21,031,357	10,384,247
Amortization of Deferred Drydocking Costs	1,644,144	781,129	27,980
Amortization of Deferred Financing Costs	242,357	178,246	98,065
Write-off of Deferred Financing Costs	—	—	1,130,712
Amortization of Prepaid and Deferred Charter Revenue	3,740,000	3,462,000	890,500
Gain on Sale of Vessel	(872,568)	—	—
Non-cash Compensation Expense	4,256,777	13,070,473	11,734,812
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,776,256)	(335,111)	(281,094)
Prepaid Charter Revenue	—	—	(10,149,000)
Prepaid Expenses	(137,292)	(507,676)	(513,145)
Accounts Payable	1,971,400	(469,199)	1,620,722
Accrued Interest	(344,933)	286,052	514,631
Accrued Expenses	146,148	1,292,455	424,669
Deferred Revenue	—	—	2,056,500
Drydocking Expenditures	(3,624,851)	(2,324,726)	(421,682)
Unearned Charter Hire Revenue	1,608,964	268,538	2,444,522
Net Cash Provided by Operating Activities	82,889,373	70,535,078	26,615,839
Cash Flows from Investing Activities
Purchase of Vessels and Improvements	(139,033,326)	(105,591,698)	(427,965,857)
Advances for Vessel Construction	(319,228,722)	(25,167,513)	—
Proceeds from Sale of Vessel	12,011,482	—	—
Net Cash Used in Investing Activities	(446,250,566)	(130,759,211)	(427,965,857)
Cash Flows from Financing Activities
Capital Contribution	—	—	40,843,662
Issuance of Common Stock	239,848,264	33,000,000	288,600,000
Equity Issuance Costs	(5,642,117)	(2,031,920)	(19,784,514)
Bank Borrowings	369,708,070	99,974,820	314,450,000
Repayment of Bank Debt	(12,440,000)	—	(174,450,000)
Changes in Restricted Cash	(2,600,000)	100,000	(6,624,616)
Deferred Financing Costs	(12,749,841)	(1,340,304)	(2,496,986)
Borrowings from Eagle Ventures LLC	—	—	58,730,434
Repayment of Eagle Ventures LLC Note	—	—	(58,730,434)
Cash Dividend	(82,134,982)	(71,729,500)	(14,661,000)
Net Cash Provided by Financing Activities	493,989,394	57,973,096	425,876,546
Net Increase in Cash	132,628,201	(2,251,037)	24,526,528
Cash at Beginning of Period	22,275,491	24,526,528	—
Cash at End of Period	$152,903,692	$22,275,491	$24,526,528
Supplemental Cash Flow Information:
Cash paid during the period for Interest (including Capitalized interest of $8,775,957 and $126,702 in 2007 and 2006 and Commitment Fees)	$21,807,953	$10,321,584	$5,465,233

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

The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of the Republic of the Marshall Island incorporated wholly owned subsidiaries. The primary activity of each of the subsidiaries is the ownership of a vessel. The operations of the vessels are managed by a wholly owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company.

As of December 31, 2007, the Company’s operating fleet consists of 18 vessels. The Company has also entered into contracts for the construction of 35 vessels under its newbuilding program. The following tables presents certain information concerning the Company’s fleet as of December 31, 2007:

No. of Vessels	Dwt	Vessel Type	Delivery	Employment
18 Vessels	915,502	15 Supramax	2005 – 2007	Time Charter
		3 Handymax	2005	Time Charter
5 Vessels	265,000	53,000 dwt series	2008 – 2009	Charter Free
5 Vessels	280,000	56,000 dwt series	2008 – 2010	4 Vessels on Time Charter and 1 Vessel Charter Free
25 Vessels(1)	1,450,000	58,000 dwt series	2009 – 2012	17 Vessels on Time Charter and 8 Vessels Charter Free

(1)	The Company has options at the Chinese shipyard for the construction of 9 additional 58,000 dwt Supramax vessels. On December 27, 2007, the Company exercised four of these options. The remaining five options expire on March 31, 2008.

The following table describes the revenue concentration:

	% of Consolidated Time Charter Revenue
Charterer	2007	2006	2005
Charterer A	12.9%	15.1%	19.9%
Charterer B	22.3%	19.2%	17.2%
Charterer C	—	13.2%	11.3%
Charterer D	12.4%	12.2%	10.4%
Charterer H	11.0%	—	—

Note 2.    Significant Accounting Policies:

(a)	Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions were eliminated upon consolidation.

(b)	Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)	Other Comprehensive Income: The Company follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 130, ‘‘Reporting Comprehensive Income’’, which requires separate presentation of certain transactions, which are recorded directly as components of stockholders’ equity. The Company records the fair value of interest rate swaps and foreign currency swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Comprehensive Income is composed of net income and gains or losses relating to the swaps.

(d)	Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes and an amount of $124,616 which is collateralizing a letter of credit.

(e)	Accounts Receivable: Accounts receivable includes receivables from charterers for hire. At each balance sheet date, all potentially uncollectible accounts are assessed for purposes of determining the appropriate provision for doubtful accounts.

(f)	Insurance Claims: Insurance claims are recorded on an accrual basis and represent the claimable expenses, net of deductibles, incurred through each balance sheet date, which are expected to be recovered from insurance companies. Any remaining costs to complete the claims are included in accrued liabilities.

(g)	Vessels at Cost: Vessels are stated at cost which consists of the contract price and any material expenses incurred upon acquisition for major improvements and delivery expenses.

(h)	Intangibles: Where the Company identifies any intangible assets or liabilities associated with the acquisition of a vessel, the Company records all identified tangible and intangible assets or liabilities at fair value. Fair value is determined by reference to market data and the amount of expected future cash flows. The Company values any asset or liability arising from the market value of the time charters assumed when a vessel is acquired. When the time charters assumed are above market charter rates, the difference between the market charter rate and assumed charter rate is recorded as Prepaid Charter Revenue. When the time charters assumed are below market charter rates, the difference between the market charter rate and assumed charter rate is recorded as Deferred Revenue. Such assets and liabilities are amortized to revenue over the remaining period of the time charters.

(i)	Impairment of Long-Lived Assets: The Company uses SFAS No. 144 ‘‘Accounting for the Impairment or Disposal of Long-lived Assets,’’ which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard requires that, long-lived assets and certain identifiable intangibles held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company should evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties or discounted cash flow analyses. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company’s vessels.

(j)	Vessel Depreciation: Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Management estimates the useful life of the Company’s vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Management estimates the scrap rate to be $150 per lightweight ton. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life.

(k)	Accounting for Dry-Docking Costs: The Company follows the deferral method of accounting for dry-docking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next dry-docking is scheduled to become due, generally 30 months. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels’ sale.

(l)	Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt. Unamortized fees relating to loans repaid or refinanced are expensed in the period the repayment or refinancing is made.

(m)	Accounting for Revenues and Expenses: Revenues are generated from voyage and time charter agreements. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Time charter hire and voyage charter revenue brokerage Commissions are recorded in the same period as these revenues are recognized. Vessel operating expenses are accounted for on the accrual basis.

(n)	Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.

(o)	Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred and is recorded in Vessel Expenses.

(p)	Protection and Indemnity Insurance: The Vessel’s Protection and Indemnity Insurance is subject to additional premiums referred to as ‘‘back calls’’ or ‘‘supplemental calls’’ which are accounted for on an accrual basis and is recorded in Vessel Expenses.

(q)	Derivatives: SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ as amended establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivatives’ fair value recognized currently in earnings unless specific hedge accounting criteria are met.

(r)	Earnings Per Share: Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options and restricted stock unless their impact is antidilutive.

(s)	Segment Reporting: The Company reports financial information and evaluates its operations by charter revenues and not by the length of ship employment for its customers, i.e., spot or time charters. The Company does not use discrete financial information to evaluate the operating results for each such type of charter. Although revenue can be identified for these types of charters, management cannot and does not identify expenses, profitability or other financial information for these charters. As a result, management, including the chief operating decision maker, reviews operating results solely by revenue per day and operating results of the fleet and thus the Company has determined that it operates under one reportable segment. Furthermore, when the Company charters a vessel to a charterer, the charterer is free to trade the vessel worldwide and, as a result, the disclosure of geographic information is impracticable.

(t)	Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

(u)	Federal Income Taxes: The Company is a Republic of Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company does not believe its operations prospectively will be subject to federal income taxes in the United States of America.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’ (‘‘Statement No. 157’’) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The company is currently evaluating the impact of adopting the provisions of Statement No. 157.

Note 3.    Vessels

a. Vessel and Vessel Improvements

At December 31, 2007, the Company’s fleet consisted of 18 dry bulk vessels The Company acquired three vessels in 2007, three vessels in 2006 and 13 vessels in 2005. The Company sold a vessel in 2007. Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2005	$417,581,610
Purchase of Vessels and Improvements in 2006	105,591,698
Depreciation Expense in 2006	(21,031,357)
Balance Vessels and Vessel Improvements, at December 31, 2006	$502,141,951
Purchase of Vessels and Improvements in 2007	139,033,326
Disposal of Vessel in 2007	(11,138,914)
Depreciation Expense in 2007	(24,791,502)
Balance Vessels and Vessel Improvements, at December 31, 2007	$605,244,861

b. Advances for Vessel Construction

At December 31, 2007, the Company had 31 vessels under construction. Advances for Vessel Construction consist of the following:

Progress Payments in 2006	$24,798,118
Capitalized Interest	259,580
Legal and Technical Supervision Costs	133,243
Balance Advances for Vessel Construction at December 31, 2006	$25,190,941
Progress Payments	309,053,973
Capitalized Interest	9,400,288
Legal and Technical Supervision Costs	1,209,760
Balance Advances for Vessel Construction at December 31, 2007	$344,854,962

As of December 31, 2006, the Company had two vessels under construction at a shipyard in Japan. During 2007, the Company entered into contracts for the construction of three additional vessels in Japan. These five vessels construction contracts are Japanese yen based and the total cost of these contracts in US dollars is $167,172,089. The Company will incur additional associated costs relating to the construction of these vessels. As of December 31, 2007, the Company has advanced $62,912,091 in progress payments towards these contracts. These vessels are expected to be delivered between 2008 and 2010.

During 2007, the Company acquired the rights to 26 Supramax newbuilding vessels and options for 9 additional newbuilding vessels from Kyrini Shipping Inc., an unrelated privately held Greek shipping company. The total cost of the newbuilding vessel construction project in China is approximately $1,100,000,000 and associated capitalized financing, legal and technical supervision costs. This agreement includes construction contracts aggregating approximately $944,000,000 and consideration of $150,000,000 to purchase all of the issued and outstanding shares of the capital stock of 19 wholly owned subsidiaries of Kyrini Shipping Inc., a Liberian corporation whose primary assets consisted of contracts for the construction of the 26 Supramax vessels, time charter employment contracts for 21 of the 26 vessels and options for the construction of 9 additional Supramax vessels. On December 27, 2007, the Company exercised four of these options for a total contract price of $169,200,000. The options for the remaining five vessels expire on March 31, 2008.. The vessels, being built at a shipyard in China, are expected to be delivered between 2008 and 2012 and the Company will periodically advance construction payments to the shipyard and incur additional associated costs relating to the construction of these vessels. As of December 31, 2007, the Company has advanced $270,940,000 in progress payments towards these contracts. The assets acquired are required to be recorded at fair value. The amounts recorded as of December 31, 2007 are preliminary and subject to the completion of a valuation.

Note 4.    Other Accrued Liabilities

Accrued Liabilities consist of:

	December 31, 2007	December 31, 2006
Vessel Expenses	$966,771	$623,935
Accrued Compensation Expense	800,000	536,460
Other Expenses	96,501	556,729
Balance	$1,863,272	$1,717,124

Note 5.    Debt

At December 31, 2007, the Company’s debt consisted of $597,242,890 in net borrowings under the amended Revolving Credit Facility. During 2007, upon the sale of a vessel, the Company repaid $12,440,000 of its outstanding debt.

During 2007, the Company amended its revolving credit facility to a $1,600,000,000 senior secured revolving credit facility underwritten by its sole lender. The revolving credit facility will be available to pay the remaining installments and associated costs relating to the construction of 35 Supramax vessels. The facility also provides working capital of up to $20,000,000; and provides funds for the acquisition of additional drybulk vessels. At December 31, 2007, $1,002,757,110 is available for additional borrowings under the credit facility.

The facility has a term of 10 years and is available in full until July 2012 when availability will begin to reduce in 10 semi-annual reductions of $75,000,000 with a full repayment in July 2017. The facility bears interest at the rate of 0.80% to 0.90% over LIBOR, depending upon the amount of debt drawn as a percentage of the value of the Company’s vessels. The Company will also pay on a quarterly basis a commitment fee of 0.25% per annum on the undrawn portion of the facility. In connection with the latest amendment to the revolving credit facility, the Company incurred arrangement fees aggregating $12,000,000.

For the year ended December 31, 2007, interest rates on our outstanding debt ranged from 4.97% to 6.56%, including a margin over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.44%. Commitment fees incurred on the undrawn portion of the facility was 0.25% on the unused portions of the revolving credit facility.

Interest Expense, exclusive of capitalized interest, consists of:

	2007	2006	2005
Loan Interest	$12,259,010	$9,694,244	$4,855,054
Commitment Fees	239,739	676,126	516,588
Eagle Ventures Note Interest	—	—	608,222
Amortization of Deferred Financing Costs	242,357	178,246	98,065
Write-off of Deferred Financing Costs	—	—	1,130,712
Total Interest Expense	$12,741,106	$10,548,616	$7,208,641

Interest paid, excluding capitalized interest, amounted to $13,031,996 in 2007, $10,194,882 in 2006 and $5,465,233 in 2005.

Note 6.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents   —   The carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt   —   The carrying amounts of borrowings under the revolving credit agreement approximate their fair value, due to the variable interest rate nature thereof.

Interest rate swaps   —   The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Foreign currency swaps   —   The fair value of foreign currency swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.

As of December 31, 2007, the Company the Company has the following swap contracts outstanding:

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

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, a liability of $13,531,883 and an asset of $2,936,804 has been recorded in Other Liabilities and Other Assets in the Company’s financial statements as of December 31, 2007 and December 31, 2006, respectively.

Subsequent to December 31, 2007, the Company entered into an interest rate swap contract and converted $81,500,000 of its outstanding debt which was on a floating interest rate basis into a fixed interest rate basis. The contract matures in January 2013 and, exclusive of applicable margin, the Company will pay fixed rate interest of 3.895% and receive floating rate interest amounts based on three-month Libor settings.

Foreign Currency Swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges.

At December 31, 2006, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 4.386 billion Japanese yen swapped into the equivalent of $42,310,465. During 2007, the Company swapped a total of 11.5 billion in Japanese yen currency exposure into the equivalent of $100,063,505. After giving effect to the deposits paid for the vessels in the newbuilding program, at December 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.28 billion Japanese yen swapped into the equivalent of $104,259,998.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $932,638 and $359,180 have been recorded in Other Assets and Other Liabilities in the accompanying financial statements as of December 31, 2007 and December 31, 2006, respectively.

Note 7.    Related Party Transactions

In 2005 the Company had a financial advisory agreement with Kelso & Company, L.P. Under the terms of the agreement the Company was to pay Kelso annual fees of up to $500,000. The agreement also provided for Kelso to be paid fees in connection with other financial advisory services. In June 2005, the Company terminated certain of its obligations under this agreement, including its obligation to pay the annual fees of $500,000, for a one-time payment of $1,000,000. The Company recorded an expense of $6,175,046 during 2005 for fees incurred under this agreement.

Note 8.    Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid average monthly technical management fees of $8,906 per vessel in 2007 and $8,583 per vessel in 2006.

Operating Lease

In December 2005, the Company entered into a lease for office space. The lease is secured by a Letter of Credit backed by cash collateral of $124,616 which amount is recorded under Restricted Cash. The future minimum commitments under the lease for office space are as follows:

2008	$260,634
2009	270,814
2010	273,193
2011	68,858
Total	$873,499

Note 9.    Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to the assumed exercise of stock options and restricted stock units using the treasury stock method, unless the impact is antidulitive

	2007	2006	2005
Net Income	$52,243,981	$33,801,540	$6,653,400
Weighted Average Shares – Basic	42,064,911	34,543,836	21,968,824
Dilutive effect of stock options and restricted stock units	130,650	26	—
Weighted Average Shares – Diluted	42,195,561	34,543,862	21,968,824
Basic Earnings Per Share	$1.24	$0.98	$0.30
Diluted Earnings Per Share	$1.24	$0.98	$0.30

Note 10.    Non-cash Compensation

The Company has recorded non-cash compensation charges of $4,256,777, $13,070,473 and $11,734,812, respectively in 2007, 2006 and 2005. These non-cash compensation charges relate to the stock options and restricted stock units granted to certain directors of the Company and members of management under the 2005 Stock Incentive Plan (see Note 12) and non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder Eagle Ventures LLC. Amounts recorded with respect to the stock options and the restricted stock units were $1,118,965 and $47,033 in 2007 and 2006, respectively. Amounts recorded with respect to the non-cash, non-dilutive charges relating to profits interests were $3,137,812, $13,023,440 and 11,734,812 in 2007, 2006 and 2005, respectively.

Members of the Company’s management had been awarded profits interests in the Company’s former principal shareholder Eagle Ventures LLC that entitled such persons to an economic interest of up to 16.7% on a fully diluted basis (assuming all profits interests were vested) in any appreciation in the value of the assets of Eagle Ventures LLC (including shares of the Company’s common stock owned by Eagle Ventures LLC when sold). These profits interests diluted only the interests of owners of Eagle Ventures LLC, and did not dilute direct holders of the Company’s common stock. However, the Company’s statement of operations reflects non-cash charges for compensation related to the profits interests. The non-cash compensation charges were being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). As Eagle Ventures has sold substantially all of its holdings in the Company, the non-cash, non-dilutive charges relating to profits interests ended in the first quarter of 2007 and there will be no charges in future periods.

Note 11.    Capital Stock

Common Stock

On June 28, 2006 the Company sold 2,750,000 shares of its common stock to certain institutional investors in a private placement at $12.00 per share raising gross proceeds of $33,000,000 before deduction of fees and expenses of $1,770,811. The Company used the proceeds from the offering to fund a portion of the acquisition of three vessels KESTREL I, TERN and JAEGER.

On March 6, 2007, the Company sold 5,400,000 of the Company’s common shares for $18.95 per share, raising gross proceeds of $102,330,000. On March 23, 2007, the Company raised an additional $7,841,870 in gross proceeds from the underwriter’s exercise of their over-allotment option for the sale of 413,819 of the Company’s common shares.

On September 21, 2007, the Company sold 5,000,000 of the Company’s common shares at a price of $25.90 per share, raising gross proceeds of $129,500,000.

The Company has incurred fees and expenses aggregating $5,642,117 for the shares sold in 2007.

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

In 2007, the Company declared four quarterly dividends in the aggregate amount of $1.98 per share of its common stock in February, April, July and November. Aggregate payments were $82,134,982 for dividends declared in 2007.

In 2006, the Company declared four quarterly dividends in the aggregate amount of $2.08 per share of its common stock in January, April, July and October. Aggregate payments were $71,729,500 for dividends declared in 2006.

In 2005, the Company declared and paid a quarterly dividend on its common stock in the amount of $0.54 per share in October 2005. The aggregate amount of this cash dividend payment was $14,661,000.

Note 12.    2005 Stock Incentive Plan

The Company adopted the 2005 Stock Incentive Plan for the purpose of affording an incentive to eligible persons. The 2005 Stock Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, dividend equivalents and other awards based on or relating to the Company’s common stock to eligible non-employee directors, selected officers and other employees and independent contractors. The plan is administered by a committee of the Company’s Board of Directors.

An aggregate of 2.6 million shares of the Company’s common stock has been authorized for issuance under the plan. As of December 31, 2005, no grants had been made under the plan. On March 17, 2006, the Company granted options to purchase 56,666 shares of the Company’s common stock to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. During 2007, options to purchase 13,333 shares were exercised. All options expire ten years from the date of grant.

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

For purposes of determining compensation cost for the Company’s stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%, dividend yield of 14%, expected stock price volatility factor of 0.45. The Company has recorded non-cash compensation charges of $448,037 and $47,033 relating to the fair value of these stock options in 2007 and 2006 respectively.

In 2006 and 2007, the Company granted Dividend Equivalent Rights Awards to its independent non-employee directors and members of its management. The Dividend Equivalent Rights award entitles the participant to receive a Dividend Equivalent payment each time the Company pays a dividend to the Company’s stockholders. The amount of the Dividend Equivalent payment is equal to the number of Dividend Equivalent Rights multiplied by the amount of the per share dividend paid by the Company on its stock on the date the dividend is paid.

On March 17, 2006, the Company granted a Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 62,964 shares of the Company’s common stock. During 2007, the Company granted an additional Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 45,370 shares of the Company’s common stock. In 2007, the Company also granted a Dividend Equivalent Rights Award to members of its management equivalent to 524,000 shares of the Company’s common stock. The Company recorded $1,210,457 and $95,267 as compensation expense for the Dividend Equivalent payments in 2007 and 2006, respectively.

In 2007 the Company granted 793,713 Restricted Stock Units to members of its management. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company’s Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The Restricted Stock Unit also entitles the participant to receive a Dividend Equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s stockholders. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of the grants, is $21,912,547. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2007 was $670,928. The remaining expense for the each of the years ended 2008 and 2009 will be $7,304,182, and the expense for the year ended 2010 will be $6,633,255. The Company has also recorded $180,000 in compensation expense for the Restricted Stock Units Dividend Equivalent payments in 2007.

On January 15, 2008, the Company granted 30,000 shares of its common stock to its independent non-employee directors. The fair value of the stock at the grant date is equal to the closing stock price on that date. These grants vested on the issue date and the Company will record a non-cash compensation charge of $608,400 in the first quarter of 2008 as a result of this grant.

Note 13.    Shareholder Rights Plan

On November 9, 2007, the Company’s board of directors adopted a shareholder rights plan and declared a dividend distribution of one Right for each outstanding share of our common stock to shareholders of record on the close of business on November 23, 2007. Each Right is nominally exercisable, upon the occurrence of certain events, for one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $125.00 per unit, subject to adjustment.

Note 14.    2007, 2006 and 2005 Quarterly Results of Operations (Unaudited)

Consolidated Statement of Operations (Unaudited)	Three Months ended March 31,	Three Months ended June 30,	Three Months ended September 30,	Three Months ended December 31,
2007
Revenues, net of commissions	$26,908,532	$28,338,047	$33,955,704	$35,612,521
Total Operating Expenses	16,067,004	14,601,064	15,580,744	18,234,292
Operating Income	10,841,528	13,736,983	18,374,960	17,378,229
Net Income	8,487,788	11,924,695	15,501,895	16,329,602
Basic Net Income Per Share	$0.23	$0.29	$0.37	$0.35
Diluted Net Income Per Share	$0.23	$0.29	$0.37	$0.35
Cash dividends declared and paid	$0.51	$0.50	$0.47	$0.50
2006
Revenues, net of commissions	$23,790,052	$24,105,383	$28,358,830	$28,393,932
Total Operating Expenses	11,262,744	12,910,077	16,442,389	21,052,658
Operating Income	12,527,308	11,195,306	11,916,441	7,341,274
Net Income	10,792,501	9,391,736	9,100,737	4,516,566
Basic Net Income Per Share	$0.33	$0.28	$0.27	$0.13
Diluted Net Income Per Share	$0.33	$0.28	$0.27	$0.13
Cash dividends declared and paid	$0.57	$0.50	$0.50	$0.51

	Period from January 26, 2005 (inception) to March 31,(a)	Three Months ended June 30,	Three Months ended September 30,	Three Months ended December 31,
2005
Revenues, net of commissions	—	$10,615,879	$21,137,615	$24,312,564
Total Operating Expenses	—	19,565,687	12,160,758	10,333,186
Operating Income (Loss)	—	(8,949,808)	8,976,857	13,979,378
Net Income (Loss)	—	$(12,088,544)	$7,394,289	$12,153,868
Basic Net Income Per Share	—	$(0.87)	$0.27	$0.39
Diluted Net Income Per Share	—	$(0.87)	$0.27	$0.39
Cash dividends declared and paid	—	—	—	$0.54

(a)	The Company’s inception was on January 26, 2005 and it began vessel operations in April 2005. It issued shares to the public on June 23, 2005.

Note 15.    Subsequent Events

Dividend

On February 27], 2008 the Company’s Board of Directors declared a cash dividend for the fourth quarter of 2007 of $0.50 per share to be paid on March 18, 2008 to all shareholders of record as of March 13, 2008. The aggregate amount of this cash dividend is $23,378,576.