Form 10-Q
period 2008-03-31
Eagle Bulk Shipping Inc.
filed 2008-05-08
CIK 1322439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

477 Madison Avenue
New York, New York 10022
Address of Principal Executive Offices

Registrant’s telephone number, including area code: (212) 785–2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	Accelerated Filer
Non-accelerated Filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Common Stock, par value $0.01 per share, 46,757,153 shares outstanding as of May 7, 2008.

Part 1 :    FINANCIAL INFORMATION

Item 1 :    Financial Statements

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Current Assets:
Cash	$148,513,423	$152,903,692
Accounts Receivable	3,279,383	3,392,461
Prepaid Expenses	1,299,813	1,158,113
Total Current Assets	153,092,619	157,454,266
Fixed Assets:
Vessels and Vessel Improvements, at cost, net of Accumulated Depreciation of $59,442,019 and $52,733,604, respectively	598,659,588	605,244,861
Advances for Vessel Construction	358,542,727	344,854,962
Restricted Cash	9,276,056	9,124,616
Deferred Drydock Costs, net of Accumulated Amortization of $3,080,877 and $2,453,253, respectively	3,356,233	3,918,006
Deferred Financing Costs	14,550,824	14,479,024
Other Assets	10,809,238	932,638
Total Assets	$1,148,287,285	$1,136,008,373
LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,145,264	$3,621,559
Accrued Interest	3,561,824	455,750
Other Accrued Liabilities	1,816,342	1,863,272
Unearned Charter Hire Revenue	5,028,551	4,322,024
Total Current Liabilities	12,551,981	10,262,605
Long-term Debt	603,872,890	597,242,890
Other Liabilities	31,008,992	13,531,883
Total Liabilities	647,433,863	621,037,378
Stockholders’ Equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 46,757,153 and 46,727,153 shares issued and outstanding, respectively	467,571	467,271
Additional Paid-In Capital	605,444,933	602,929,530
Retained Earnings (net of Dividends declared of $191,904,059 and $168,525,482 respectively)	(84,859,328)	(75,826,561)
Accumulated Other Comprehensive Loss	(20,199,754)	(12,599,245)
Total Stockholders’ Equity	500,853,422	514,970,995
Total Liabilities and Stockholders’ Equity	$1,148,287,285	$1,136,008,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues, net of Commissions	$36,686,016	$26,908,532
Vessel Expenses	7,991,261	6,245,898
Depreciation and Amortization	7,336,039	5,790,631
General and Administrative Expenses	5,049,159	4,903,043
Gain on Sale of Vessel	—	(872,568)
Total Operating Expenses	20,376,459	16,067,004
Operating Income	16,309,557	10,841,528
Interest Expense	3,350,253	3,152,125
Interest Income	(1,386,506)	(798,385)
Net Interest Expense	1,963,747	2,353,740
Net Income	$14,345,810	$8,487,788
Weighted Average Shares Outstanding:
Basic	46,752,538	37,450,578
Diluted	46,925,494	37,480,914
Per Share Amounts:
Basic Net Income	$0.31	$0.23
Diluted Net Income	$0.31	$0.23
Cash Dividends Declared and Paid	$0.50	$0.51

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Retained Earnings			Other Comprehensive (Loss)	Total Stockholders’ Equity
				Net Income	Cash Dividends	Accumulated Deficit
Balance at December 31, 2007	46,727,153	$467,271	$602,929,530			$(75,826,561)	$(12,599,245)	$514,970,995
Comprehensive Income:
Net Income	—	—	—	$14,345,810	—	14,345,810	—	14,345,810
Net Unrealized losses on change in derivatives	—	—	—	—	—	—	(7,600,509)	(7,600,509)
Comprehensive Income	—	—	—	—	—	—	—	6,745,301
Cash Dividends	—	—	—	—	$(23,378,577)	(23,378,577)	—	(23,378,577)
Non-cash Compensation:
Issuance of Stock Grants	30,000	300	608,100	—	—	—	—	608,400
Non-cash Compensation	—	—	1,907,303	—	—	—	—	1,907,303
Balance at March 31, 2008	46,757,153	$467,571	$605,444,933			$(84,859,328)	$(20,199,754)	$500,853,422

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net Income	$14,345,810	$8,487,788
Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Items included in net income not affecting cash flows:
Depreciation	6,708,415	5,515,648
Amortization of Deferred Drydocking Costs	627,624	274,983
Amortization of Deferred Financing Costs	61,907	58,012
Amortization of Prepaid and Deferred Charter Revenue	—	1,080,000
Non-cash Compensation Expense	2,515,703	3,259,223
Gain on Sale of Vessel	—	(872,568)
Changes in Operating Assets and Liabilities:
Accounts Receivable	113,078	(236,485)
Prepaid Expenses	(141,700)	2,666
Accounts Payable	(1,476,295)	496,342
Accrued Interest	3,106,074	81,792
Accrued Expenses	(46,930)	194,636
Drydocking Expenditures	(65,851)	—
Unearned Charter Hire Revenue	706,527	459,837
Net Cash Provided by Operating Activities	26,454,362	18,801,874
Cash Flows from Investing Activities:
Advances for Vessel Acquisition and Improvements	(123,142)	(23,475,897)
Advances for Vessel Construction	(13,276,332)	(25,787,282)
Proceeds from Sale of Vessel	—	12,011,482
Net Cash Used in Investing Activities	(13,399,474)	(37,251,697)
Cash Flows from Financing Activities:
Issuance of Common Stock	—	110,171,870
Equity Issuance Costs	—	(2,743,067)
Bank Borrowings	6,630,000	38,089,741
Repayment of Bank Debt	—	(12,440,000)
Changes in Restricted Cash	(151,440)	400,000
Deferred Financing Costs	(545,140)	—
Cash Dividends	(23,378,577)	(18,309,000)
Net Cash (Used in)/Provided by Financing Activities	(17,445,157)	115,169,544
Net (Decrease)/Increase in Cash	(4,390,269)	96,719,721
Cash at Beginning of Period	152,903,692	22,275,491
Cash at End of Period	$148,513,423	$118,995,212
Supplemental Cash Flow Information:
Cash paid during the period for Interest (including Capitalized interest of $3,169,495 and $375,845 respectively)	$5,891,487	$3,485,585

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

The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of the Republic of the Marshall Islands incorporated wholly-owned subsidiaries. The primary activity of each of the subsidiaries is the ownership of a vessel. The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company.

As of March 31, 2008, the Company’s operating fleet consists of 18 vessels. The Company has also entered into contracts for the construction of 35 vessels under its newbuilding program. The following table presents certain information concerning the Company’s fleet as of March 31, 2008:

No. of Vessels	Dwt	Vessel Type	Delivery	Employment
18 Vessels	915,502	15 Supramax	2005 – 2007	Time Charter
		3 Handymax	2005	Time Charter
5 Vessels	265,000	53,000 dwt series	2008 – 2009	4 Vessels on Time Charter and 1 Vessel Charter Free
5 Vessels	280,000	56,000 dwt series	2008 – 2010	Charter Free
25 Vessels(1)	1,450,000	58,000 dwt series	2009 – 2012	17 Vessels on Time Charter and 8 Vessels Charter Free

(1)	The Company had options at the Chinese shipyard for the construction of nine additional 58,000 dwt Supramax vessels. On December 27, 2007, the Company exercised four of these options. The remaining five options expired on March 31, 2008.

The following table describes the revenue concentration:

	% of Consolidated Time Charter Revenue Three Months Ended
Charterer	March 31, 2008	March 31, 2007
Charterer A	—	14.8%
Charterer B	26.2%	23.9%
Charterer D	—	16.2%
Charterer H	15.4%	11.0%
Charterer J	10.7%	—
Charterer L	19.5%	—
Charterer M	11.6%	—

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the SEC (‘‘Securities and Exchange Commission’’) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

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

Note 2.    Vessels

a. Vessel and Vessel Improvements

At March 31, 2008, the Company’s operating fleet consisted of 18 dry bulk vessels. Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2007	$605,244,861
Purchase of Vessel Improvements	123,142
Depreciation Expense	(6,708,415)
Vessels and Vessel Improvements, at March 31, 2008	$598,659,588

b. Advances for Vessel Construction

At March 31, 2008, the Company had 35 vessels under construction. Advances for Vessel Construction consist of the following:

Advances for Vessel Construction at December 31, 2007	$344,854,962
Progress Payments	6,778,808
Capitalized Interest	6,123,115
Legal and Technical Supervision Costs	785,842
Advances for Vessel Construction at March 31, 2008	$358,542,727

As of March 31, 2008, the Company had five Supramax vessels under construction at a shipyard in Japan. These five vessels construction contracts are Japanese yen based and the total cost of these contracts in US dollars is $167,172,089. The Company will incur additional associated costs relating to the construction of these vessels. As of March 31, 2008, the Company has advanced $62,912,091 in progress payments towards these contracts. These vessels are expected to be delivered between 2008 and 2010.

As of March 31, 2008, the Company had 30 Supramax vessels under construction at a shipyard in China and the total cost of the construction project is approximately $1,270,000,000. As of March 31, 2008, the Company has advanced $277,718,808 in progress payments towards the construction of these vessels. These vessels are expected to be delivered between 2008 and 2010. The Company will incur additional associated costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs. The vessel construction contracts are US dollar based and the total cost of these contracts is approximately $1,120,000,000. The Company had acquired the rights to these newbuilding vessels in 2007 from Kyrini Shipping Inc., an unrelated privately held Greek shipping company, for a consideration of $150,000,000. The acquisition comprised purchase contracts for the construction of the 26 Supramax vessels, time charter employment contracts for 21 of the 26 vessels and options for the construction of 9 additional Supramax vessels. On December 27, 2007, the Company exercised four of these options and the options for the remaining five vessels expired on March 31, 2008. The assets acquired are required to be recorded at fair value. The amounts recorded as of March 31, 2008 are preliminary and subject to the completion of a valuation.

As of March 31, 2008, the Company has advanced a total of $340,656,205 in progress payments towards the newbuilding vessels and incurred a total of $17,886,522 in additional associated costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

Note 3.    Long-Term Debt

At March 31, 2008, the Company’s debt consisted of $603,872,890 in net borrowings under the $1,600,000,000 amended Revolving Credit Facility. These borrowings consist of $238,704,000 for the

18 vessels currently in operation and $365,168,890 to fund the Company’s newbuilding program. During the three months ended March 31, 2008, the Company borrowed $6,630,000 to fund the progress payment for the newbuilding vessels.

For the three months ended March 31, 2008, interest rates on the outstanding debt ranged from 3.57% to 6.04%, including a margin over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.51%. The Company incurs a commitment fee of 0.25% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended
	March 31, 2008	March 31, 2007
Loan Interest	$3,273,413	$2,948,754
Commitment Fees	14,933	145,359
Amortization of Deferred Financing Costs	61,907	58,012
Total Interest Expense	$3,350,253	$3,152,125

Cash interest paid, exclusive of capitalized interest, in the three month periods ended March 31, 2008 and 2007 amounted to $2,721,992 and $3,109,740, respectively.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.

As of March 31, 2008, the Company has the following swap contracts outstanding:

–	Notional amount of $84,800,000 with a fixed interest rate of 5.24% and maturity in September 2009

–	Notional amount of $25,776,443 with a fixed interest rate of 4.90% and maturity in March 2010

–	Notional amount of $202,340,000 with a fixed interest rate of 5.04% and maturity in August 2010

–	Notional amount of $10,995,000 with a fixed interest rate of 4.98% and maturity in August 2010

–	Notional amount of $100,000,000 with a fixed interest rate of 4.22% and maturity in September 2010

–	Notional amount of $30,000,000 with a fixed interest rate of 4.54% and maturity in September 2010

–	Notional amount of $25,048,118 with a fixed interest rate of 4.74% and maturity in December 2011

–	Notional amount of $36,752,038 with a fixed interest rate of 5.22% and maturity in August 2012

–	Notional amount of $81,500,000 with a fixed interest rate of 3.895% and maturity in January 2013

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, a liability of $31,008,992 and $13,531,883 has been recorded in Other Liabilities in the Company’s balance sheets as of March 31, 2008 and December 31, 2007, respectively.

Subsequent to March 31, 2008, the Company entered into a forward interest rate swap contract for a notional amount of $84,800,000 of its outstanding debt which will commence upon the maturity in September 2009 of the existing swap for the notional amount of $84,800,000 of its outstanding debt. Under the forward swap, the Company will pay fixed rate interest of 3.90% and receive floating rate interest amounts based on three-month Libor settings, exclusive of applicable margin. The forward swap matures in September 2013.

Foreign Currency Swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges.

At March 31, 2008 and December 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.28 billion Japanese yen swapped into the equivalent of $104,259,998.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $10,809,238 and $932,638 have been recorded in Other Assets in the accompanying financial statements as of March 31, 2008 and December 31, 2007, respectively.

Note 4.    Commitments and Contingencies

Vessel Technical Management Contracts

The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,623 and $8,851 per vessel during the three months ended March 31, 2008 and 2007, respectively.

Operating Lease

In December 2005, the Company entered into a lease for office space. The lease is secured by a Letter of Credit backed by cash collateral of $124,616 which amount is recorded as Restricted Cash. In March 2008, the Company amended the lease to incorporate additional office space. The amended lease expires in 2018. The cash collateral securing the lease has been increased by $151,440. The Company has recorded the total Cash collateral of $276,056 as Restricted Cash. The future minimum commitments under the leases for office space as of March 31, 2008 are as follows:

2008	$420,067
2009	648,552
2010	648,552
2011	788,519
2012	835,175
2013-18	4,523,865
Total	$7,864,730

Note 5.    Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to the assumed exercise of stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of March 31, 2008 does not include the assumed exercise of 433,713 restricted stock units as its effect was anti-dilutive.

	Three Months Ended
	March 31, 2008	March 31, 2007
Net Income	$14,345,810	$8,487,788
Weighted Average Shares – Basic	46,752,538	37,450,578
Dilutive effect of stock options and restricted stock units	172,956	30,336
Weighted Average Shares – Diluted	46,925,494	37,480,914
Basic Earnings Per Share	$0.31	$0.23
Diluted Earnings Per Share	$0.31	$0.23

Note 6.    Non-cash Compensation

Non-cash Compensation expenses is included in General and Administrative Expenses. For the three-month periods ended March 31, 2008 and 2007, the Company recorded non-cash compensation charges of $2,515,703 and $3,259,223, respectively. The expense for the three-month period ended March 31, 2008 relates to the fair value of stock options and restricted stock grants to members of management, and stock grants awarded to the independent non-employee directors under the 2005 Stock Incentive Plan (see Note 8). The expense for the three-month period ended March 31, 2007 consists of $3,137,812 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder Eagle Ventures LLC., and $121,411 in non-cash compensation charges relating to the fair value of stock options granted to members of management and independent non-employee directors under the 2005 Stock Incentive Plan.

Note 7.    Capital Stock

Dividends

The Company’s current policy is to declare quarterly dividends to shareholders in March, May, August and November. Payment of dividends is limited by the terms of certain agreements which the Company and its subsidiaries are party to. The Company’s revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. However, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company’s results of operations, financial condition, capital restrictions, covenants and other factors deemed relevant by the Board of Directors.

On February 27, 2008, the Company’s Board of Directors declared a cash dividend for the fourth quarter of 2007 of $0.50 per share. The aggregate amount of this cash dividend was $23,378,577 and was paid on March 18, 2008 to all shareholders of record as of March 13, 2008.

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

In 2006 and 2007, the Company awarded stock options to members of its management and its independent non-employee directors. As of March 31, 2008, options covering 630,556 of the Company’s common shares are outstanding with exercise prices ranging from $13.23 to $21.88 per share (the market prices at dates of grant). The options granted to the directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire ten years from the date of grant.

For purposes of determining the non-cash compensation cost for the Company’s stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2008, the Company has recorded a non-cash compensation charge of $81,257 relating to the fair value of these options.

In 2007, the Company granted restricted stock units (‘‘RSUs’’) to members of its management. As of March 31, 2008, RSUs covering 793,713 of the Company’s shares are outstanding at a fair value which was equal to the market price of the Company’s common shares on the date of the grant. These RSUs vest ratably over three years and also entitle the participant to receive a Dividend Equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three months ended March 31, 2008, the amortization charge was $1,826,046. The remaining expense for each of the years ending 2008, 2009, and 2010 will be $5,478,137, $7,304,182 and $6,633,255, respectively.

In 2006 and 2007, the Company had granted Dividend Equivalent Rights Award (‘‘DERs’’) to its independent non-employee directors and members of its management. As of March 31, 2008, DERs equivalent to 632,334 of the Company’s common shares are outstanding.

The Company has recorded a total cash compensation expense of $713,023 towards the various Dividend Equivalent awards and this amount is recorded in General and Administrative Expense.

On January 15, 2008, the Company granted 30,000 shares of its common stock to its independent non-employee directors. The fair value of the stock at the grant date is equal to the closing stock price on that date and a total amount of $608,400 has been recorded in non-cash compensation expense.

Note 9.    Subsequent Events

Dividend

On May 6, 2008, the Company’s Board of Directors declared a cash dividend for the first quarter of 2008 of $0.50 per share, based on 46,757,153 of the Company’s common shares outstanding, payable to all shareholders of record as of May 20, 2008. The aggregate amount of this cash dividend payable to the Company’s shareholders on May 23, 2008 is $23,378,577.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company’s financial condition and results of operation for the three-month periods ended March 31, 2008 and 2007. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as ‘‘believe,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘intend,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently increased to historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this quarterly report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of March 31, 2008, we owned and operated a modern fleet of 18 Handymax dry bulk vessels, 15 of which are of the Supramax class. In addition to our operating fleet of 18 vessels, we have contracted for the construction of 35 newbuilding vessels in Japan and China, deliveries of which are scheduled to commence in mid-2008. Upon delivery of all newbuilding vessels by early 2012, our total fleet will consist of 53 vessels with a combined carrying capacity of 2.9 million dwt.

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

Our financial performance since inception is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages (over Panamax and Capesize vessels),

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

We have employed all of our vessels in our operating fleet on time charters for periods ranging from one to three years. The following table represents certain information about the Company’s revenue earning charters on its operating fleet as of March 31, 2008:

Vessel	Year Built	Dwt	Delivered to Charterer	Time Charter Expiration(1)	Daily Time Charter Hire Rate
Cardinal	2004	55,408	June 21, 2007	May 2008 to August 2008	$28,000
Condor(2)	2001	50,296	March 19, 2007	May 2009 to August 2009	$20,500
Falcon(3)	2001	50,296	April 22, 2005	April 2008 to June 2008	$20,950
Griffon	1995	46,635	March 18, 2007	March 2009 to June 2009	$20,075
Harrier(4)	2001	50,296	June 21, 2007	June 2009 to September 2009	$24,000
Hawk I	2001	50,296	April 1, 2007	April 2009 to June 2009	$22,000
Heron(5)	2001	52,827	January 28, 2008	January 2011 to March 2011	$26,375
Jaeger(6)	2004	52,248	July 12, 2007	July 2008 to September 2008	$27,500
Kestrel I(7)	2004	50,326	July 1, 2006	April 2008 to June 2008	$18,750
Kite	1997	47,195	August 11, 2007	September 2009 to January 2010	$21,000
Merlin(8)	2001	50,296	December 19, 2007	December 2010 to March 2011	$25,000
Osprey I(9)	2002	50,206	September 1, 2005	July 2008 to November 2008	$21,000
Peregrine	2001	50,913	December 16, 2006	December 2008 to March 2009	$20,500
Sparrow(10)	2000	48,225	February 28, 2008	February 2010 to April 2010	$34,500
Tern(11)	2003	50,200	March 9, 2008	February 2009 to April 2009	$20,500
Shrike(12)	2003	53,343	April 24, 2007	April 2009 to August 2009	$24,600
Skua(13)	2003	53,350	June 20, 2007	May 2009 to August 2009	$24,200
Kittiwake(14)	2002	53,146	June 27, 2007	May 2008 to August 2008	$30,400

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(2)	The charterer of the CONDOR has exercised its option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.
(3)	Upon conclusion of the current charter, the FALCON commences a new time charter with a rate of $39,500 per day for 21 to 23 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $41,000.
(4)	The daily rate for the HARRIER is $27,000 for the first year and $21,000 for the second year. Revenue recognition is based on an average daily rate of $24,000.
(5)	The previous time charter on the HERON at a daily rate of $24,000 ended on January 28, 2008. The vessel commenced a new time charter with a rate of $26,375 per day for 36 to 39 months. The charterer has an option for a further 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.
(6)	The charter rate for the JAEGER may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case be greater than $27,500 per day or less than $22,500 per day.
(7)	The charterer of the KESTREL I has exercised its option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.
(8)	The MERLIN is on a 36 to 39 month time charter at the following daily rates: $27,000 for the first year, $25,000 for the second year and $23,000 for the third year. Revenue recognition is based on an average daily rate of $25,000.
(9)	The charterer of the OSPREY I has exercised its option to extend the charter period by up to 11 to 13 months at a time charter rate of $25,000 per day. The charterer has an additional option to extend for a further 11 to 13 months at a time charter rate of $25,000 per day.

(10)	The SPARROW was previously on a time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate. This charter ended on February 28, 2008.
(11)	The TERN previously was on a time charter at a daily rate of $19,000. This charter ended in March 2008 and the charterer has exercised its option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.
(12)	The charterer of the SHRIKE has an option to extend the charter period by 12 to 14 months at a daily time charter rate of $25,600.
(13)	The charterer of the SKUA has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $25,200.
(14)	The KITTIWAKE is employed on a time charter for 11 to 13 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case be greater than $30,400 per day or less than $24,400 per day.

As of March 31, 2008, the Company has contracted for 35 vessels to be constructed. The following table represents certain information about the Company’s newbuilding vessels and their employment upon delivery:

Vessel	Dwt	Year Built – Expected Delivery(1)	Time Charter Employment Expiration(2)	Daily Time Charter Hire Rate(3)	Profit Share
Wren	53,100	Aug 2008	Feb 2012	$24,750	—
			Feb 2012 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Woodstar	53,100	Oct 2008	Jan 2014	$18,300	—
			Jan 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crowned Eagle	56,000	Nov 2008	Charter Free	—	—
Crested Eagle	56,000	Feb 2009	Charter Free	—	—
Stellar Eagle	6,000	Apr 2009	Charter Free	—	—
Thrush	53,100	Sep 2009	Charter Free	—	—
Bittern	58,000	Sep 2009	Dec 2014	$18,850	—
			Dec 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Canary	58,000	Oct 2009	Jan 2015	$18,850	—
			Jan 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Thrasher	53,100	Nov 2009	Feb 2016	$18,400	—
			Feb 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crane	58,000	Nov 2009	Feb 2015	$18,850	—
			Feb 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Avocet	53,100	Dec 2009	Mar 2016	$18,400	—
			Mar 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Egret(4)	58,000	Dec 2009	Sep 2012 to Jan 2013	$17,650	50% over $20,000
Golden Eagle	56,000	Jan 2010	Charter Free	—	—
Gannet(4)	58,000	Jan 2010	Oct 2012 to Feb 2013	$17,650	50% over $20,000
Imperial Eagle	56,000	Feb 2010	Charter Free	—	—
Grebe(4)	58,000	Feb 2010	Nov 2012 to Mar 2013	$17,650	50% over $20,000
Ibis(4)	58,000	Mar 2010	Dec 2012 to Apr 2013	$17,650	50% over $20,000
Jay	58,000	Apr 2010	Sep 2015	$18,500	50% over $21,500
			Sep 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher	58,000	May 2010	Oct 2015	$18,500	50% over $21,500
			Oct 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	Jun 2010	Dec 2016 to Dec 2017	$18,400	—
Besra(5)	58,000	Oct 2010	Charter Free	—	—

Vessel	Dwt	Year Built – Expected Delivery(1)	Time Charter Employment Expiration(2)	Daily Time Charter Hire Rate(3)	Profit Share
Cernicalo(5)	58,000	Jan 2011	Charter Free	—	—
Nighthawk	58,000	Mar 2011	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	Jul 2011	Jan 2018 to Jan 2019	$18,400	—
Fulmar(5)	58,000	Jul 2011	Charter Free	—	—
Owl	58,000	Aug 2011	Feb 2018 to Feb 2019	$18,400	—
Petrel(4)	58,000	Sep 2011	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Goshawk(5)	58,000	Sep 2011	Charter Free	—	—
Puffin(4)	58,000	Oct 2011	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner(4)	58,000	Nov 2011	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper(4)	58,000	Dec 2011	Sep 2014 to Jan 2015	$17,650	50% over $20,000
Snipe	58,000	Jan 2012	Charter Free	—	—
Swift	58,000	Feb 2012	Charter Free	—	—
Raptor	58,000	Mar 2012	Charter Free	—	—
Saker	58,000	Apr 2012	Charter Free	—	—

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 2.25% to 6.25%, to third party ship brokers.
(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(5)	Options for construction exercised on December 27, 2007.

Fleet Management

The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

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

Technical Management

The technical management of our fleet is provided by unaffiliated third party technical managers V.Ships, whom we believe is the world’s largest provider of independent ship management and related services and Wilhelmsen Ship Management (formerly Barber Ship Management, ‘‘Barber’’), a leading internationally recognized ship manager. In conjunction with our management, V. Ships and Barber have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. We review the performance of our ship managers on an ongoing basis and may add or change technical managers.

Our technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended March 31, 2008 and 2007, the technical management fee averaged $9,623 and $8,851 per vessel per month, respectively. Management fees paid to our technical managers are recorded under Vessel Expenses.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the ‘‘Critical Accounting Policies’’ previously disclosed in our Form 10-K for the year ended December 31, 2007.

Results of Operations for the three month periods ended March 31, 2008 and 2007:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months End
	March 31, 2008	March 31, 2007
Ownership Days	1,638	1,407
Available Days	1,638	1,395
Operating Days	1,633	1,387
Fleet Utilization	99.7%	99.4%

•	Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days for the three month period ended March 31, 2008 increased 16.4% from the corresponding period in 2007 as we operated 18 vessels in the first quarter of 2008 compared to 15 vessels, net of a vessel sold, in the corresponding quarter in 2007.

•	Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. Available days in the first quarter of 2008 increased 17.4% compared to the corresponding quarter in 2007 due to larger fleet size. Available days in the first quarter of 2007 were also impacted by one vessel entering drydock at the end of the first quarter of 2007 and time spent positioning the vessel SHIKRA for sale.

•	Operating days: We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

•	Fleet utilization: We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning. Our fleet continues to perform at high utilization rates.

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

Net revenues for the three-month period ended March 31, 2008 of $36,686,016 included billed time charter revenues of $38,610,921 and deductions for brokerage commissions of $1,924,905. Net revenues for the three-month period ended March 31, 2008 were 36% greater than net revenues for the three-month period ended March 31, 2007, primarily due to a larger fleet size as reflected by increased operating days and an increase in daily time charter rates. Net revenue for the three-month period ended March 31, 2007 of $26,908,532 included billed time charter revenues of $29,476,374, deductions for brokerage commissions of $1,487,842 and amortization of net prepaid and deferred charter revenue of $1,080,000.

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

Vessel expenses for the three-month period ended March 31, 2008 were $7,991,261 compared to $6,245,898 in the three-month period ended March 31, 2007. The increase in vessel expense is attributable to a larger fleet size in operation for the first quarter of 2008 and increases in vessel crew and lubricants costs. Vessel expenses for the three-month period ended March 31, 2008 included $7,439,959 of vessel operating costs and $551,302 of technical management fees. Vessel expenses for the three-month period ended March 31, 2007 included $5,836,461 in vessel operating costs and $409,437 in technical management fees.

Our vessel expenses will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, may also cause these expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Depreciation and Amortization

The cost of our vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton, which we believe is common in the dry bulk shipping industry. Our depreciation charges will increase as our fleet is enlarged.

For the three-month periods ended March 31, 2008 and 2007, total depreciation and amortization expense were $7,336,039 and $5,790,631, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2008 includes $6,708,415 of vessel depreciation and $627,624 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended March 31, 2007 were $5,515,648 of vessel depreciation and $274,983 of amortization of deferred drydocking costs.

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended March 31, 2008 and 2007, the amortization of deferred financing costs was $61,907 and $58,012, respectively.

General and Administrative Expenses

Our general and administrative expenses include onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors fees, and directors and officers insurance. General and administrative expenses also include non-cash compensation expenses.

General and administrative expenses for the three-month periods ended March 31, 2008 and 2007 were $5,049,159 and $4,903,043, respectively. The increase in general and administrative expenses for the three-month period ended March 31, 2008 was attributable to expenses associated with a larger fleet.

Capitalized Interest

Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered. As of March 31, 2008, we have borrowed $365,168,890 to fund the Company’s newbuilding program.

For the three-month period ended March 31, 2008, capitalized interest amounted to $6,123,115 ($5,711,682 in interest and $411,433 in amortization of financing expenses) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three months ended March 31, 2007, capitalized interest amounted to $509,051 ($473,314 in interest and $35,737 in amortization of financing expenses).

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

Our revolving credit facility permits us to pay dividends in amounts up to our cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	Three Months Ended
	March 31, 2008	March 31, 2007
Net Income	$14,345,810	$8,487,788
Interest Expense	3,350,253	3,152,125
Depreciation and Amortization	7,336,039	5,790,631
Amortization of Prepaid and Deferred Revenue	—	1,080,000
EBITDA	25,032,102	18,510,544
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	2,515,703	3,259,223
Credit Agreement EBITDA	$27,547,805	$21,769,767

(1)	Stock based compensation related to stock options, restricted stock units, and management’s participation in profits interests in Eagle Ventures LLC (see Notes to our financial statements).

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the three month periods ended March 31, 2008 and 2007 was $26,454,362 and $18,801,874, respectively. The increase was primarily due to cash generated from the operation of the fleet for 1,638 days in the three month period ended March 31, 2008 compared to 1,407 days during the same period in 2007.

Net cash used in investing activities during the three month period ended March 31, 2008, was $13,399,474 compared to $37,251,697 during the corresponding three month period ended March 31, 2007. Investing activities during the three month period ended March 31, 2008 related primarily to making progress payments for the newbuilding vessels and incurring related vessel construction expenses. During the three months ended March 31, 2007, investing activities primarily related to placement of $23,440,000 in deposits towards the acquisition cost of 3 modern second-hand Supramax vessels, and funding deposits in Japanese yen of an equivalent $25,265,936 for two 56,000 deadweight ton vessels being built in Japan. During the same period we sold the SHIKRA, a 1984-built Handymax vessel, to an unrelated third party for $12,525,000 and we incurred total expenses of $513,518 relating to the sale.

Net cash used by financing activities during the three month period ended March 31, 2008 was $17,445,157, compared to net cash provided by financing activities of $115,169,544 during the corresponding three month period ended March 31, 2007. In the three month period ended March 31, 2008, financing activities included borrowing $6,630,000 from our revolving credit facility to fund progress payments for the newbuilding vessels and paying $23,378,577 in dividends. Financing activities during the three month period ended March 31, 2007 included receipt of $110,171,870 in gross proceeds from the sale of our common shares, incurring costs of $2,743,067 associated with the sale, borrowing $38,089,741 from our revolving credit facility of which $25,649,741 was used to fund the deposits and part of the capitalized financing costs for the two newbuilding vessels which were contracted for construction during the quarter and $12,440,000 was used to partly fund the deposits for the three second hand Supramax vessels which we agreed to acquire in the quarter. During the three month period ended March 31, 2007 we also used $12,440,000 from the gross proceeds of the sale of the SHIKRA to repay borrowings from the revolving credit facility and paid $18,309,000 in dividends.

As of March 31, 2008, our cash balance was $148,513,423 compared to a cash balance of $118,995,212 at March 31, 2007. In addition, $9,000,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of March 31, 2008. Also recorded in Restricted Cash is an amount of $276,056 which is collateralizing a letter of credit relating to our office leases.

As of March 31, 2008, total availability under our $1,600,000,000 revolving credit facility is $996,127,110. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for the foreseeable future. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans. We were in compliance with all of the covenants contained in our debt agreements as of March 31, 2008.

Dividends

Our current policy is to declare quarterly dividends to stockholders in March, May, August and November in amounts that are substantially equal to our cumulative available cash from operations during the previous quarters less any cash reserves for drydocking and working capital. Our revolving credit facility permits us to pay quarterly dividends in amounts up to cumulative free cash flows which is our quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydocking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing which could affect our dividend policy.

On February 27, 2008 the Company’s Board of Directors declared a cash dividend for the fourth quarter of 2007 of $0.50 per share. The aggregate amount of this cash dividend was $23,378,577 and was paid on March 18, 2008 to all shareholders of record as of March 13, 2008.

Subsequent to the end of the first quarter, on May 6, 2008, the Company’s Board of Directors declared a cash dividend for the first quarter of 2008 of $0.50 per share, based on 46,757,153 of the

Company’s common shares outstanding, payable to all shareholders of record as of May 20, 2008. The aggregate amount of this cash dividend payable to the Company’s shareholders on May 23, 2008 is $23,378,577.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2008:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total
Vessels(1)	$239,916	$532,587	$320,138	—	$1,092,641
Bank Loans	—	—	—	$603,873	603,873
Interest and borrowing fees(2)	36,403	72,806	72,906	154,788	336,903
Office lease(3)	582	1,297	1,670	4,315	7,864
Total	$276,901	$606,690	$394,714	$762,976	$2,041,281

(1)	The balance of the contract price in US dollars for the 35 newbuilding vessels which are to be constructed and delivered between August 2008 and April 2012.
(2)	The Company is a party to floating-to-fixed interest rate swaps covering notional amounts of $100,000,000, $30,000,000, $84,800,000, $25,048,118, $25,776,443, $36,752,038, $10,995,000, $202,340,000 and $81,500,000 as of March 31, 2008 that effectively convert the Company’s interest rate exposure from a floating rate based on LIBOR to a fixed rate of 4.22%, 4.54%, 5.24%, 4.74%, 4.90%, 5.22%, 4.98%, 5.04% and 3.895% respectively, plus applicable margin. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.
(3)	Remainder of the 63-month lease on the office space which we occupy.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

We make capital expenditures from time to time in connection with our vessel acquisitions. As of March 31, 2008, our fleet consists of 18 vessels which are currently operational and 35 newbuilding vessels which have been contracted for construction.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. We did not drydock any vessels in the three months ended March 31, 2008. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2008	30	$1.00 million
September 30, 2008	60	$2.00 million
December 31, 2008	15	$0.50 million
March 31, 2009	15	$0.50 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from the ‘‘Interest Rate Risk’’ previously disclosed in our Form 10-K for the year ended December 31, 2007.

In addition to the interest rate swaps outstanding as of December 31, 2007, during the three months ended March 31, 2008, the Company entered into an interest rate swap contract as follows:

- Notional amount of $81,500,000 with a fixed interest rate of 3.895% and maturity in January 2013

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, a liability of $31,008,992 and $13,531,883 has been recorded in Other Liabilities in the Company’s financial statements as of March 31, 2008 and December 31, 2007, respectively.

Subsequent to March 31, 2008, the Company entered into a forward interest rate swap contract for a notional amount of $84,800,000 of its outstanding debt which will commence upon the maturity in September 2009 of the existing swap for the notional amount of $84,800,000 of its outstanding debt. Under the forward swap, the Company will pay fixed rate interest of 3.90% and receive floating rate interest amounts based on three-month Libor settings, exclusive of applicable margin. The forward swap matures in September 2013.

Currency and Exchange Rates

There have been no material changes from the ‘‘Currency and Exchange Rates’’ risk previously disclosed in our Form 10-K for the year ended December 31, 2007.

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

Item 1A — Risk Factors

There have been no material changes from the ‘‘Risk Factors’’ previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company*
3.2	Amended and Restated Bylaws of the Company*
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock**
4.1	Form of Share Certificate of the Company*
4.2	Form of Senior Indenture***
4.3	Form of Subordinated Indenture***
4.4	Rights Agreement**
10.1	Amendment Agreement, dated March 25, 2008, to Employment Agreement of Mr. Sophocles N. Zoullas****
31.1	Rule 13a-14(d) / 15d-14(a) Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, Registration No. 333-123817, filed on June 22, 2005.
**	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on November 13, 2007.
***	Incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-139745, filed on December 29, 2007.
****	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.
By:	/s/ Sophocles N. Zoullas
Sophocles N. Zoullas Chairman of the Board and Chief Executive Officer

Date: May 7, 2008

By:	/s/ Alan S. Ginsberg
Alan S. Ginsberg Chief Financial Officer and Treasurer

Date: May 7, 2008