Form 10-Q
period 2008-06-30
Eagle Bulk Shipping Inc.
filed 2008-08-08
CIK 1322439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000—51366

EAGLE BULK SHIPPING INC.
(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98–0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue
New York, New York 10022
Address of Principal Executive Offices

Registrant’s telephone number, including area code: (212) 785—2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share, 46,770,486 shares outstanding as of August 7, 2008.

Part 1 :	FINANCIAL INFORMATION

ITEM 1 :	FINANCIAL STATEMENTS

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS:
Current Assets:
Cash	$62,996,613	$152,903,692
Accounts Receivable	4,298,844	3,392,461
Prepaid Expenses	2,119,223	1,158,113

Total Current Assets	69,414,680	157,454,266
Fixed Assets:
Advances for Vessel Acquisition	7,650,000	—
Vessels and Vessel Improvements, at cost, net of Accumulated Depreciation of $66,211,384 and $52,733,604, respectively	717,738,187	605,244,861
Advances for Vessel Construction	380,671,562	344,854,962
Restricted Cash	10,276,056	9,124,616
Deferred Drydock Costs, net of Accumulated Amortization of $3,702,494 and $2,453,253, respectively	4,168,529	3,918,006
Deferred Financing Costs	14,138,345	14,479,024
Other Assets	4,333,556	932,638

Total Assets	$1,208,390,915	$1,136,008,373

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,774,373	$3,621,559
Accrued Interest	4,208,254	455,750
Other Accrued Liabilities	2,846,977	1,863,272
Unearned Charter Hire Revenue	5,941,253	4,322,024

Total Current Liabilities	14,770,857	10,262,605
Long-term Debt	665,694,643	597,242,890
Deferred Revenue	8,793,903	—
Other Liabilities	12,223,412	13,531,883

Total Liabilities	701,482,815	621,037,378

Stockholders’ Equity:
Preferred Stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 46,770,486 and 46,727,153 shares issued and outstanding, respectively	467,704	467,271
Additional Paid-In Capital	607,738,367	602,929,530
Retained Earnings (net of Dividends declared of $215,289,302 and $168,525,482 respectively)	(93,338,441)	(75,826,561)
Accumulated Other Comprehensive Loss	(7,959,530)	(12,599,245)

Total Stockholders’ Equity	506,908,100	514,970,995

Total Liabilities and Stockholders’ Equity	$1,208,390,915	$1,136,008,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues, net of Commissions	$37,223,200	$28,338,047	$73,909,216	$55,246,579
Vessel Expenses	7,596,479	6,856,581	15,587,740	13,102,479
Depreciation and Amortization	7,390,982	6,046,953	14,727,021	11,837,584
General and Administrative Expenses	4,762,933	1,697,530	9,812,092	6,600,573
Gain on Sale of Vessel	—	—	—	(872,568)

Total Operating Expenses	19,750,394	14,601,064	40,126,853	30,668,068

Operating Income	17,472,806	13,736,983	33,782,363	24,578,511
Interest Expense	3,449,217	3,160,439	6,799,470	6,312,564
Interest Income	(882,541)	(1,348,151)	(2,269,047)	(2,146,536)

Net Interest Expense	2,566,676	1,812,288	4,530,423	4,166,028

Net Income	$14,906,130	$11,924,695	$29,251,940	$20,412,483

Weighted Average Shares Outstanding:
Basic	46,763,160	41,713,820	46,757,849	39,593,975
Diluted	47,123,585	41,811,854	47,047,552	39,658,525

Per Share Amounts:
Basic Net Income	$0.32	$0.29	$0.63	$0.52
Diluted Net Income	$0.32	$0.29	$0.62	$0.51
Cash Dividends Declared and Paid	$0.50	$0.50	$1.00	$1.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008

		Common		Retained Earnings			Other	Total
	Common	Shares	Additional			Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-In Capital	Net Income	Cash Dividends	Deficit	(Loss)	Equity

Balance at December 31, 2007	46,727,153	$467,271	$602,929,530			$(75,826,561)	$(12,599,245)	$514,970,995
Comprehensive Income:
Net Income	—	—	—	$29,251,940	—	29,251,940	—	29,251,940
Net change in unrealized losses in derivatives	—	—	—	—	—	—	4,639,715	4,639,715

Comprehensive Income	—	—	—	—	—	—	—	33,891,655
Cash Dividends	—	—	—	—	$(46,763,820)	(46,763,820)	—	(46,763,820)
Exercise of Stock Options	13,333	133	237,194	—	—	—	—	237,327
Non-cash Compensation:
Issuance of Stock Grants	30,000	300	608,100	—	—	—	—	608,400
Restricted Stock Grants and Options	—	—	3,963,543	—	—	—	—	3,963,543

Balance at June 30, 2008	46,770,486	$467,704	$607,738,367			$(93,338,441)	$(7,959,530)	$506,908,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2008	June 30, 2007

Cash Flows from Operating Activities:
Net Income	$29,251,940	$20,412,483
Adjustments to Reconcile Net Income to Net Cash provided by Operating Activities:
Items included in net income not affecting cash flows:
Depreciation	13,477,780	11,234,675
Amortization of Deferred Drydocking Costs	1,249,241	602,909
Amortization of Deferred Financing Costs	123,219	117,784
Amortization of Prepaid and Deferred Charter Revenue	—	2,160,000
Non-cash Compensation Expense	4,571,943	3,383,579
Gain on Sale of Vessel	—	(872,568)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(906,383)	(791,595)
Prepaid Expenses	(961,110)	24,579
Accounts Payable	(1,847,186)	1,481,907
Accrued Interest	3,752,504	94,759
Accrued Expenses	983,705	(350,612)
Drydocking Expenditures	(1,499,764)	(628,307)
Unearned Charter Hire Revenue	1,619,229	737,176

Net Cash Provided by Operating Activities	49,815,118	37,606,769
Cash Flows from Investing Activities:
Advances for Vessel Acquisition	(7,650,000)	—
Purchase of Vessels and Vessel Improvements	(70,103,682)	(138,803,974)
Advances for Vessel Construction	(82,055,976)	(39,522,428)
Proceeds from Sale of Vessel	—	12,011,482
Advances for Leasehold Improvements	(69,674)	—

Net Cash Used in Investing Activities	(159,879,332)	(166,314,920)
Cash Flows from Financing Activities:
Issuance of Common Stock	237,327	110,171,870
Equity Issuance Costs	—	(3,186,989)
Bank Borrowings	68,451,753	74,841,779
Repayment of Bank Debt	—	(12,440,000)
Changes in Restricted Cash	(1,151,440)	(800,000)
Deferred Financing Costs	(616,685)	(108,675)
Cash Dividends	(46,763,820)	(39,165,910)

Net Cash Provided by Financing Activities	20,157,135	129,312,075
Net (Decrease)/Increase in Cash	(89,907,079)	603,924
Cash at Beginning of Period	152,903,692	22,275,491

Cash at End of Period	$62,996,613	$22,879,415

Supplemental Cash Flow Information:
Cash paid during the period for Interest (including Capitalized interest of $7,729,831 and $1,165,560 respectively and Commitment Fees)	$14,424,367	$7,383,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation and General Information

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the “Company”). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The Company’s fleet is comprised of Handymax bulk carriers and the Company operates its business in one business segment.

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

As of June 30, 2008, the Company’s operating fleet consists of 20 vessels. The Company has a contract for the purchase of a vessel to be delivered in September 2008. The Company also has contracts for the construction of 34 vessels under its newbuilding program. The following table presents certain information concerning the Company’s fleet as of June 30, 2008:

		Vessel
No. of Vessels	Dwt	Type	Delivery	Employment

Vessels in Operation
20 Vessels	1,021,023	17 Supramax	2005 – 2008	Time Charter
		3 Handymax	2005	Time Charter
Vessels to be delivered
1 Vessel	53,000	Supramax	September 2008	Charter Free
4 Vessels	212,400	53,100 dwt series Supramax	2008 – 2009	3 Vessels on Time Charter and 1 Vessel Charter Free
5 Vessels	280,000	56,000 dwt series Supramax	2008 – 2010	Charter Free
25 Vessels	1,450,000	58,000 dwt series Supramax	2009 – 2012	17 Vessels on Time Charter and 8 Vessels Charter Free

The following table represents certain information about the Company’s charterers which individually accounted for more than 10% of the Company’s gross time charter revenue during the periods indicated:

	% of Consolidated Time Charter Revenue
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Charterer	2008	2007	2008	2007

Charterer A	—	14.1%	—	14.4%
Charterer B	26%	25.0%	26%	24.5%
Charterer D	—	12.1%	—	14.1%
Charterer H	18%	12.6%	17%	11.8%
Charterer J	10%	11.4%	11%	—
Charterer L	19%	—	19%	—
Charterer M	11%	—	11%	—

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the SEC (“Securities and Exchange Commission”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

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

At June 30, 2008, the Company’s operating fleet consisted of 20 dry bulk vessels. The Company has placed a deposit for the purchase of a Supramax vessel, Redwing, in the amount of $7,650,000 and the vessel is expected to be delivered in September 2008. In June 2008, the Company also took delivery of the Wren, the first of its 35 newbuild vessels. The Wren has been recorded at its fair market value in connection with the acquisition of its construction contract from Kyrini Shipping Inc. in 2007.

Vessel and vessel improvements consist of the following:
Vessels and Vessel Improvements, at December 31, 2007	$605,244,861
Purchase of Vessel and vessel improvements	70,103,682
Delivery of Newbuild Vessel	55,867,424
Depreciation Expense	(13,477,780)

Vessels and Vessel Improvements, at June 30, 2008	$717,738,187

b.	Advances for Vessel Construction

The Company had contracted for the construction of 35 Supramax vessels, five in Japan and 30 in China. In June 2008, the first of these vessels, Wren, was constructed in China and delivered to the Company.

As of June 30, 2008, the Company had five Supramax vessels under construction at a shipyard in Japan. These five vessels construction contracts are Japanese yen based and the total cost of these contracts in US dollars is $167,172,089. The Company will incur additional associated costs relating to the construction of these vessels. As of June 30, 2008, the Company has advanced $62,912,091 in progress payments towards these contracts. These vessels are expected to be delivered between 2008 and 2010.

Following the delivery of the first Chinese built vessel, Wren, in June 2008, the Company has 29 Supramax vessels under construction at a shipyard in China. As of June 30, 2008, the total remaining cost of the construction project in China is approximately $1,235,000,000. As of June 30, 2008, the Company has advanced $293,039,542 in progress payments towards the construction of these vessels. These vessels are expected to be delivered between 2008 and 2010. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs. The Company had acquired the rights to these newbuilding vessels in 2007 from Kyrini Shipping Inc., an unrelated privately held Greek shipping company for consideration of $150,000,000. The acquisition comprised purchase contracts for the construction of the 26 Supramax vessels and time charter employment contracts for 21 of the 26 vessels. The assets and liabilities acquired are required to be recorded at fair value. The Wren, the first of the newbuild vessels which delivered in June 2008, has been recorded at its fair market value. At June 30, 2008, the Company has recorded deferred revenue of $8,793,903 in connection with the assumed time charter on the newbuild vessel and this amount will be amortized to revenue over the life of the time charter assumed on this vessel. The amounts recorded as of June 30, 2008 are preliminary and subject to the completion of a valuation.

Further, the Company had acquired options for the construction of 9 additional Supramax vessels from the shipyard. On December 27, 2007, the Company exercised four of these options and the options for the remaining five vessels expired on March 31, 2008.

As of June 30, 2008, the Company has advanced a net of $380,671,562 in progress payments towards the newbuilding vessels including $24,719,929 in associated costs relating to the construction of these vessels.

Advances for Vessel Construction consist of the following:
Advances for Vessel Construction, at December 31, 2007	$344,854,962
Progress Payments	69,173,063
Capitalized Interest	12,337,530
Legal and Technical Supervision Costs	1,379,528
Delivery of Newbuild Vessel	(47,073,521)

Advances for Vessel Construction, at June 30, 2008	$380,671,562

Note 3.	Long-Term Debt

At June 30, 2008, the Company’s debt consisted of $665,694,643 in net borrowings under the $1,600,000,000 amended revolving credit facility. These borrowings consisted of $283,343,310 for the 20 vessels currently in operation and $382,351,333 to fund the Company’s newbuilding program. During the six months ended June 30, 2008, the Company borrowed $68,451,753 to fund the progress payments for the newbuilding vessels.

For the six months ended June 30, 2008, interest rates on the outstanding debt ranged from 3.11% to 6.04%, including a margin of 0.80% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.46%. The Company incurs a commitment fee of 0.25% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Loan Interest	$3,377,560	$2,957,413	$6,650,973	$5,906,167
Commitment Fees	10,345	143,254	25,278	288,613
Amortization of Deferred Financing Costs	61,312	59,772	123,219	117,784

Total Interest Expense	$3,449,217	$3,160,439	$6,799,470	$6,312,564

Cash interest paid, exclusive of capitalized interest, in the six month periods ended June 30, 2008 and 2007 amounted to $6,079,939 and $6,217,965, respectively.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings.

The swaps are designated and qualify as cash flow hedges. As of June 30, 2008, the Company has the following swap contracts outstanding:

−	Notional amount of $84,800,000 with a fixed interest rate of 5.24% and maturity in September 2009.

Upon maturity, this amount will commence a new swap with a fixed interest rate of 3.90% and matures in September 2013.

−	Notional amount of $25,776,443 with a fixed interest rate of 4.90% and maturity in March 2010

−	Notional amount of $10,995,000 with a fixed interest rate of 4.98% and maturity in August 2010

−	Notional amount of $202,340,000 with a fixed interest rate of 5.04% and maturity in August 2010

−	Notional amount of $100,000,000 with a fixed interest rate of 4.22% and maturity in September 2010

−	Notional amount of $30,000,000 with a fixed interest rate of 4.54% and maturity in September 2010

−	Notional amount of $25,048,118 with a fixed interest rate of 4.74% and maturity in December 2011

−	Notional amount of $36,752,038 with a fixed interest rate of 5.22% and maturity in August 2012

−	Notional amount of $81,500,000 with a fixed interest rate of 3.895% and maturity in January 2013

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, a liability of $12,223,412 and $13,531,883 has been recorded in Other Liabilities in the Company’s balance sheets as of June 30, 2008 and December 31, 2007, respectively.

Foreign Currency Swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges.

At June 30, 2008 and December 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.28 billion Japanese yen swapped into the equivalent of $104,259,998.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $4,263,882 and $932,638 have been recorded in Other Assets in the accompanying balance sheets as of June 30, 2008 and December 31, 2007, respectively.

Note 4.	Commitments and Contingencies

Vessel Technical Management Contracts

The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,537 and $8,895 per vessel during the six months ended June 30, 2008 and 2007, respectively.

Operating Lease

In December 2005, the Company entered into a lease for office space. The lease is secured by a Letter of Credit backed by cash collateral of $124,616 which amount is recorded as Restricted Cash in the accompanying balance sheets. In March 2008, the Company amended the lease to incorporate additional office space. The amended lease expires in 2018. The cash collateral securing the lease has been increased by $151,440. The Company has recorded the total Cash collateral of $276,056 as Restricted Cash. The future minimum commitments under the leases for office space as of June 30, 2008 are as follows:

2008	$324,276
2009	648,552
2010	648,552
2011	788,519
2012	835,175
2013-18	4,523,865

Total	$7,768,939

As of June 30, 2008, the Company has incurred an amount of $69,674 in leasehold improvements which has been recorded in Other Assets in the accompanying balance sheets. Leasehold improvements will be amortized over the remaining life of the lease.

Note 5.	Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to the assumed exercise of stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net Income	$14,906,130	$11,924,695	$29,251,940	$20,412,483
Weighted Average Shares — Basic	46,763,160	41,713,820	46,757,849	39,593,975
Dilutive effect of stock options and restricted stock units	360,425	98,034	289,703	64,550
Weighted Average Shares — Diluted	47,123,585	41,811,854	47,047,552	39,658,525
Basic Earnings Per Share	$0.32	$0.29	$0.63	$0.52
Diluted Earnings Per Share	$0.32	$0.29	$0.62	$0.51

Note 6.	Capital Stock

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

On May 6, 2008, the Company’s Board of Directors declared a cash dividend for the first quarter of 2008 of $0.50 per share. The aggregate amount of this cash dividend was $23,385,243 and was paid on May 23, 2008 to all shareholders of record as of May 20, 2008.

Note 7.	2005 Stock Incentive Plan

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

In 2006 and 2007, the Company awarded stock options to members of its management and its independent non-employee directors. As of June 30, 2008, options covering 617,334 of the Company’s common shares are outstanding with exercise prices ranging from $13.23 to $21.88 per share (the market prices at dates of grant). The options granted to the directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire ten years from the date of grant. For purposes of determining the non-cash compensation cost for the Company’s stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model.

In 2007, the Company granted restricted stock units (“RSUs”) to members of its management which vest ratably over three years. In June 2008, the Company granted 833,333 RSUs, vesting ratably over five years, to its Chief Executive Officer as part of an employment agreement. As of June 30, 2008, RSUs covering a total of 1,627,046 of the Company’s shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three and six months ended June 30, 2008, the amortization charge was $1,974,240 and $3,800,286, respectively. The remaining expense for each of the years ending 2008, 2009, and 2010 will be $6,077,090, $12,154,180 and $11,483,253, respectively, and $11,976,801 thereafter.

On January 15, 2008, the Company granted 30,000 shares of its common stock to its independent non-employee directors. The fair value of the stock at the grant date is equal to the closing stock price on that date and a total amount of $608,400 has been recorded in non-cash compensation expense for the six months ended June 30, 2008.

Non-cash compensation expenses include profits interests awarded to members of the Company’s management by the Company’s former principal shareholder, Eagle Ventures LLC. These profits interests diluted only the interests of owners of Eagle Ventures LLC, and did not dilute direct holders of the Company’s common stock. However, the Company’s statement of operations reflects non-cash charges for compensation related to the profits interests. The non-cash compensation charges were being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). As Eagle Ventures has sold substantially all of its holdings in the Company, the non-cash, non-dilutive charges relating to profits interests ended in the first quarter of 2007 and there are no charges in future periods. Accordingly, the expense for the six-month period ended June 30, 2007 included $3,137,812 in non-cash, non-dilutive charges relating to the profits interests.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Stock Option Plans	$82,000	$124,356	$163,257	$245,767
Restricted Stock Grants	1,974,240	—	3,800,286	—
Stock Grants	—	—	608,400	—
Non-dilutive Profits Interests	—	—	—	3,137,812

Total Non-cash compensation expense	$2,056,240	$124,356	$4,571,943	$3,383,579

In 2006 and 2007, the Company granted Dividend Equivalent Rights Award (“DERs”) to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. As of June 30, 2008, DERs equivalent to 632,334 of the Company’s common shares are outstanding. For the three and six months ended June 30, 2008, the Company has also recorded in General and Administrative Expense cash compensation expenses of $713,023 and $1,426,046.

Note 9.	Subsequent Events

Dividend

On August 5, 2008, the Company’s Board of Directors declared a cash dividend for the second quarter of 2008 of $0.50 per share, based on 46,770,486 of the Company’s common shares outstanding, payable to all shareholders of record as of August 20, 2008. The aggregate amount of this cash dividend payable to the Company’s shareholders on August 26, 2008 is $23,385,243.

Long-Term Debt

On July 3, 2008, the Company entered into an Amendatory Agreement to its $1,600,000,000 revolving credit facility. Among other things, the amended facility provides us with an additional incremental commitment of up to $200,000,000 under the same terms and conditions as the existing facility, subject to satisfaction of certain additional conditions. The Company now also has the ability to purchase additional drybulk vessels in excess of 85,000dwt and over 10 years of age, but no more than 20 years of age, with certain limitations. The agreement also provides for the purchase or acquisition of more than one additional vessel en bloc or the acquisition of beneficial ownership in one or more additional vessel(s). The agreement amends the margin applicable over the Libor interest rate on borrowings to 0.95% for the next two years. Thereafter, if the advance ratio is less than 35%, the margin will be 0.80% per year; if the advance ratio is equal to or greater than 35% but less than 60%, the margin will be 0.95%; if the advance ratio is equal to or greater than 60%, the margin will be 1.05%. The agreement also amends the commitment fee on the undrawn portion of the revolving credit facility to 0.30%. In connection with this latest amendment, applicable arrangement fees will be incurred and these fees will be in proportion to the arrangement fees previously incurred when the revolving facility was increased to $1,600,000,000 in 2007. All other terms and conditions remain unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company’s financial condition and results of operation for the three-month and six-month periods ended June 30, 2008 and 2007. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently increased to historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this quarterly report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of June 30, 2008, we owned and operated a modern fleet of 20 Handymax dry bulk vessels, 17 of which are of the Supramax class. In addition to our operating fleet of 20 vessels, we have contracted for the purchase of a second-hand Supramax vessel which will be delivered in September 2008. We also have a Supramax newbuilding program for the construction of 35 newbuilding vessels in Japan and China. The first of these vessels was delivered to us in June 2008. Upon delivery of all newbuilding vessels by early 2012, our total fleet will consist of 55 vessels with a combined carrying capacity of 3 million dwt.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type — Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 20 vessels in our operating fleet, with an aggregate carrying capacity of 1,021,023 deadweight tons, have an average age of only 6 years compared to an average age for the world Handymax dry dulk fleet of over 15 years.

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

We have employed all of our vessels in our operating fleet on time charters for periods ranging from one to three years. The following table represents certain information about the Company’s revenue earning charters on its operating fleet as of June 30, 2008:

				Daily Time
				Charter
Vessel	Year Built	Dwt	Time Charter Expiration(1)	Hire Rate

Cardinal	2004	55,408	May 2008 to August 2008	$28,000
			August 2008 to Jun/Sep 2009	$62,000
Condor(2)	2001	50,296	May 2009 to August 2009	$20,500
Falcon(3)	2001	50,296	April 2008 to July 2008	$20,950
			August 2008 to Apr/Jun 2010	$39,500
Griffon	1995	46,635	March 2009 to June 2009	$20,075
Harrier(4)	2001	50,296	June 2009 to September 2009	$24,000
Hawk I	2001	50,296	April 2009 to June 2009	$22,000
Heron(5)	2001	52,827	January 2011 to March 2011	$26,375
Jaeger(6)	2004	52,248	July 2008 to September 2008	$27,500
Kestrel I(7)	2004	50,326	April 2008 to June 2008	$18,750
			June 2008 to April 2009	$20,000
Kite	1997	47,195	September 2009 to January 2010	$21,000
Merlin(8)	2001	50,296	December 2010 to March 2011	$25,000
Osprey I(9)	2002	50,206	July 2008 to November 2008	$21,000
			November 2008 to December 2009	$25,000
Peregrine	2001	50,913	December 2008 to February 2009	$20,500
Sparrow(10)	2000	48,225	February 2010 to April 2010	$34,500
Tern(11)	2003	50,200	February 2009 to April 2009	$20,500
Shrike(12)	2003	53,343	April 2009 to June 2009	$24,600
			June 2009 to Aug 2010	$25,600
Skua(13)	2003	53,350	May 2009 to August 2009	$24,200
			August 2009 to September 2010	$25,200
Kittiwake(14)	2002	53,146	May 2008 to August 2008	$30,400
			August 2008 to July/Sep 2009	$56,250
Goldeneye	2002	52,421	May 2009 to August 2009	$61,000
			Feb 2012	$24,750
Wren(15)	2008	53,100	Feb 2012 to Dec 2018/Apr 2019	$18,000 (with profit share	)

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 2.25% to 6.25%, to third party ship brokers.

(2)	The charterer of the CONDOR has exercised its option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.

(3)	Upon the conclusion of the current charter in July 2008, the FALCON commenced a new time charter with a rate of $39,500 per day for 21 to 23 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $41,000.

(4)	The daily rate for the HARRIER is $27,000 for the first year and $21,000 for the second year. Revenue recognition is based on an average daily rate of $24,000.

(5)	The previous time charter on the HERON at a daily rate of $24,000 ended in January 2008. The vessel commenced a new time charter with a rate of $26,375 per day for 36 to 39 months. The charterer has an option for a further 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.

(6)	The charter rate for the JAEGER may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case be greater than $27,500 per day or less than $22,500 per day.

(7)	The charterer of the KESTREL I has exercised its option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.

(8)	The daily rate for the MERLIN is $27,000 for the first year, $25,000 for the second year and $23,000 for the third year. Revenue recognition is based on an average daily rate of $25,000.

(9)	The charterer of the OSPREY I has exercised its option to extend the charter period by up to 11 to 13 months at a time charter rate of $25,000 per day. The charterer has an additional option to extend for a further 11 to 13 months at a time charter rate of $25,000 per day.

(10)	The SPARROW was previously on a time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate. This charter ended in February 2008.

(11)	The TERN previously was on a time charter at a daily rate of $19,000. This charter ended in March 2008 and the charterer has exercised its option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.

(12)	The charterer of the SHRIKE has exercised their option to extend the charter period by 12 to 14 months at a daily time charter rate of $25,600.

(13)	The charterer of the SKUA has exercised an option to extend the charter period by 11 to 13 months at a daily time charter rate of $25,200.

(14)	The KITTIWAKE is employed on a time charter for 11 to 13 months. The charter rate may reset at the beginning of each month based on the average time charter rate for the Baltic Supramax Index, but in no case be greater than $30,400 per day or less than $24,400 per day. Upon conclusion of this charter in August 2008, the KITTIWAKE will commence a new time charter with a rate of $56,250 per day for 11 to 13 months.

(15)	The WREN has entered into a long-term charter. The charter rate until February 2012 is $24,750 per day. Subsequently, the charter until redelivery in December 2018 to April 2019 will be profit share based. The base charter rate will be $18,000 with a 50% profit share for earned rates over $22,000 per day. Revenue recognition for the base rate from commencement of the charter is based on an average daily base rate of $20,306.

The Company has entered into a 35 vessel construction program. The first of these vessels, the Wren, was constructed in China and delivered to the Company in June 2008. As of June 30, 2008, the Company has contracts for 34 vessels to be constructed in China and Japan. The following table represents certain information about the Company’s newbuilding vessels and their employment upon delivery:

		Year Built-		Daily Time
		Expected	Time Charter	Charter Hire
Vessel	Dwt	Delivery(1)	Expiration(2)	Rate(3)	Profit Share

Woodstar	53,100	Oct 2008	Jan 2014	$18,300	—
			Jan 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crowned Eagle	56,000	Nov 2008	Charter Free	—	—
Crested Eagle	56,000	Feb 2009	Charter Free	—	—
Stellar Eagle	56,000	Apr 2009	Charter Free	—	—
Thrush	53,100	Sep 2009	Charter Free	—	—
Bittern	58,000	Sep 2009	Dec 2014	$18,850	—
			Dec 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Canary	58,000	Oct 2009	Jan 2015	$18,850	—
			Jan 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Thrasher	53,100	Nov 2009	Feb 2016	$18,400	—
			Feb 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crane	58,000	Nov 2009	Feb 2015	$18,850	—
			Feb 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Avocet	53,100	Dec 2009	Mar 2016	$18,400	—
			Mar 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Egret(4)	58,000	Dec 2009	Sep 2012 to Jan 2013	$17,650	50% over $20,000
Golden Eagle	56,000	Jan 2010	Charter Free	—	—
Gannet(4)	58,000	Jan 2010	Oct 2012 to Feb 2013	$17,650	50% over $20,000
Imperial Eagle	56,000	Feb 2010	Charter Free	—	—
Grebe(4)	58,000	Feb 2010	Nov 2012 to Mar 2013	$17,650	50% over $20,000
Ibis(4)	58,000	Mar 2010	Dec 2012 to Apr 2013	$17,650	50% over $20,000
Jay	58,000	Apr 2010	Sep 2015	$18,500	50% over $21,500
			Sep 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher	58,000	May 2010	Oct 2015	$18,500	50% over $21,500
			Oct 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	Jun 2010	Dec 2016 to Dec 2017	$18,400	—
Besra(5)	58,000	Oct 2010	Charter Free	—	—
Cernicalo(5)	58,000	Jan 2011	Charter Free	—	—
Nighthawk	58,000	Mar 2011	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	Jul 2011	Jan 2018 to Jan 2019	$18,400	—
Fulmar(5)	58,000	Jul 2011	Charter Free	—	—
Owl	58,000	Aug 2011	Feb 2018 to Feb 2019	$18,400	—
Petrel(4)	58,000	Sep 2011	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Goshawk(5)	58,000	Sep 2011	Charter Free	—	—
Puffin (4)	58,000	Oct 2011	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (4)	58,000	Nov 2011	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (4)	58,000	Dec 2011	Sep 2014 to Jan 2015	$17,650	50% over $20,000
Snipe(5)	58,000	Jan 2012	Charter Free	—	—
Swift (5)	58,000	Feb 2012	Charter Free	—	—
Raptor (5)	58,000	Mar 2012	Charter Free	—	—
Saker (5)	58,000	Apr 2012	Charter Free	—	—

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.

(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(3)	The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 2.25% to 6.25%, to third party ship brokers. Revenue recognition for the long term charters with base rates will be based on an average daily base rate over the life of the charter from commencement of the charter.

(4)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.

(5)	Options for construction exercised on December 27, 2007.

Fleet Management

The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City. We currently have a total of nineteen shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition; and

•	financial, accounting and information technology services.

Technical Management

The technical management of our fleet is provided by unaffiliated third party technical managers V.Ships, whom we believe is the world’s largest provider of independent ship management and related services and Wilhelmsen Ship Management (formerly Barber Ship Management, “Barber”), a leading internationally recognized ship manager. In conjunction with our management, V. Ships and Barber have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. We review the performance of our ship managers on an ongoing basis and may add or change technical managers.

Our technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended June 30, 2008 and 2007, the technical management fee averaged $9,015 and $8,875 per vessel per month, respectively. For the six-month periods ended June 30, 2008 and 2007, the technical management fee averaged $9,537 and $8,895 per vessel per month, respectively. Management fees paid to our technical managers are recorded under Vessel Expenses.

Value of Assets and Cash Requirements

The replacement costs of comparable new vessels may be above or below the book value of our fleet. The market value of our fleet may be below book value when market conditions are weak and exceed book value when markets conditions are strong. Customary with industry practice, we may consider asset redeployment which at times may include the sale of vessels at less than their book value.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Form 10-K for the year ended December 31, 2007.

Results of Operations for the three month periods ended June 30, 2008 and 2007:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Ownership Days	1,656	1,447	3,294	2,854
Available Days	1,617	1,438	3,255	2,833
Operating Days	1,616	1,435	3,249	2,822
Fleet Utilization	99.9%	99.8%	99.8%	99.6%

•	Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days for the three month period ended June 30, 2008 increased 14.4% from the corresponding period in 2007 as we operated 20 vessels in the second quarter of 2008 compared to 18 vessels in the corresponding period in 2007. Ownership days for the six month period ended June 30, 2008 increased 15.4% from the corresponding period in 2007 as we operated 20 vessels in the second quarter of 2008 compared to 18 vessels in the corresponding period in 2007, net of the sale of a vessel in the first quarter of 2007.

•	Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three-month period ended June 30, 2008, the Company incurred a total of 39 days for drydocking two vessels and vessel familiarization upon delivery of Wren and Goldeneye which joined the fleet in June 2008. The Company did not incur any drydock or vessel familiarization days in the first quarter of 2008. During the same periods in 2007, the Company incurred a total of 21 days in drydocking one vessel and positioning a vessel for sale.

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

Revenues

All our vessels are employed on time charters. Our time charter equivalent (“TCE”) rate is equal to the time charter rate. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the three-month period ended June 30, 2008 of $37,223,200 included billed time charter revenues of $39,170,513 and deductions for brokerage commissions of $1,947,313. These net revenues were 31% greater than net revenues for the comparable three-month period ended June 30, 2007, primarily due to a larger fleet size as reflected by increased operating days and an increase in daily time charter rates. Net revenues for the three-month period ended June 30, 2007 of $28,338,047 included billed time charter revenues of $31,011,901, deductions for brokerage commissions of $1,593,854 and amortization of net prepaid charter revenue of $1,080,000.

Net revenues for the six-month period ended June 30, 2008 of $73,909,216 included billed time charter revenues of $77,781,434 and deductions for brokerage commissions of $3,872,218. Net revenues for the six-month period ended June 30, 2008 were 34% greater than the net revenues in the comparable period in 2007 primarily due to a larger fleet size as reflected by increased operating days, and an increase in daily time charter rates. Net revenues for the comparable six-month period ended June 30, 2007 of $55,246,579 included billed time charter revenues of $60,488,275, deductions for brokerage commissions of $3,081,696 and amortization of net prepaid charter revenue of $2,160,000.

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

Vessel expenses for the three-month period ended June 30, 2008 were $7,596,479 compared to $6,856,581 in the comparable three-month period ended June 30, 2007. The increase in vessel expense is attributable to a larger fleet size in operation for the second quarter of 2008 and increases in vessel crew and lubricants costs. Vessel expenses for the three-month period ended June 30, 2008 included $7,110,980 in vessel operating costs and $485,499 in technical management fees. Vessel expenses for the comparable period in 2007 included $6,435,504 in vessel operating costs and $421,077 in technical management fees.

Vessel expenses for the six-month period ended June 30, 2008 were $15,587,740 compared to $13,102,479 in the comparable six-month period ended June 30, 2007. The increase in vessel expense is attributable to a larger fleet size in operation for the six-month period of 2008 and increases in vessel crew and lubricants costs. Vessel expenses for the six-month period ended June 30, 2008 included $14,550,939 in vessel operating costs and $1,036,801 in technical management fees. Vessel expenses for the six-month period ended June 30, 2007 included $12,271,965 in vessel operating costs and $830,514 in technical management fees.

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

For the three-month periods ended June 30, 2008 and 2007, total depreciation and amortization expense were $7,390,982 and $6,046,953, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2008 includes $6,769,365 of vessel depreciation and $621,617 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended June 30, 2007 were $5,719,027 of vessel depreciation and $327,926 of amortization of deferred drydocking costs.

For the six-month periods ended June 30, 2008 and 2007, total depreciation and amortization expense were $14,727,021 and $11,837,584, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2008 includes $13,477,780 of vessel depreciation and $1,249,241 relating to the amortization of deferred drydocking costs. Comparable amounts for the six-month period ended June 30, 2007 were $11,234,675 of vessel depreciation and $602,909 of amortization of deferred drydocking costs.

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended June 30, 2008 and 2007, the amortization of deferred financing costs was $61,312 and $59,772, respectively. For the six-month periods ended June 30, 2008 and 2007, the amortization of deferred financing costs was $123,219 and $117,784, respectively.

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

General and administrative expenses for the three-month periods ended June 30, 2008 and 2007 were $4,762,933 and $1,697,530, respectively. These general and administrative expenses include a non-cash compensation component of $2,056,240 and $124,356, respectively. The increase in general and administrative expenses for the three-month period ended June 30, 2008 was attributable to expenses, including non-cash compensation expenses, associated with a larger fleet.

General and administrative expenses for the six-month periods ended June 30, 2008 and 2007 were $9,812,092 and $6,600,573, respectively. These general and administrative expenses include a non-cash compensation component of $4,571,943 and $3,383,579, respectively. The increase in general and administrative expenses for the six-month period ended June 30, 2008 was attributable to expenses associated with a larger fleet. We expect general and administrative expenses to increase as we expand our fleet.

Capitalized Interest

Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended June 30, 2008, capitalized interest amounted to $6,214,415 and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three months period in 2007, capitalized interest amounted to $847,623.

For the six-month period ended June 30, 2008, capitalized interest amounted to $12,337,530 and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding six-month period in 2007, capitalized interest amounted to $1,356,674.

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

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Income	$14,906,130	$11,924,695	$29,251,940	$20,412,483
Interest Expense	3,449,217	3,160,439	6,799,470	6,312,564
Depreciation and Amortization	7,390,982	6,046,953	14,727,021	11,837,584
Amortization of Prepaid and Deferred Revenue	—	1,080,000	—	2,160,000

EBITDA	25,746,329	22,212,087	50,778,431	40,722,631
Adjustments for Exceptional Items:
Non-cash Compensation Expense(1)	2,056,240	124,356	4,571,943	3,383,579

Credit Agreement EBITDA	$27,802,569	$22,336,443	$55,350,374	$44,106,210

(1)	Stock based compensation related to stock options, restricted stock units, and management’s participation in profits interests in Eagle Ventures LLC (see Notes to our financial statements).

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the six month periods ended June 30, 2008 and 2007 was $49,815,118 and $37,606,769, respectively. The increase was primarily due to cash generated from the operation of the fleet for 3,294 days in the six month period ended June 30, 2008 compared to 2,854 days during the same period in 2007.

Net cash used in investing activities during the six month period ended June 30, 2008, was $159,879,332 compared to $166,314,920 during the corresponding period in 2007. Investing activities during the current six month period included an amount of $70,103,682 spent for the acquisition of GOLDENEYE, placing a deposit of $7,650,000 for a vessel, REDWING, which is to be delivered in September 2008, and advancing a total of $82,055,976 for the newbuilding vessel construction program. Investing activities during the comparable six month period in 2007 primarily related to the expenditure of $138,803,974 for the acquisition of three Supramax vessels, SHRIKE, SKUA and KITTIWAKE, advances of $39,522,428 for the newbuilding vessel construction program, and net proceeds of $12,011,482 from the sale of SHIKRA, a 1984-built Handymax vessel, to an unrelated third party.

Net cash provided by financing activities during the six month period ended June 30, 2008 was $20,157,135, compared to net cash provided by financing activities of $129,312,075 during the corresponding six month period in 2007. Financing activities during the current six month period included borrowings of $68,451,753 from our revolving credit facility to fund the newbuilding program, and paying $46,763,820 in dividends. Financing activities during the comparable six month period in 2007 primarily relates to gross proceeds of $110,171,870 from the sale of common shares of the Company’s stock, incurring costs of $3,186,989 associated with the share sale, borrowings of $74,841,779 from our revolving credit facility, debt repayments of $12,440,000 from the gross proceeds of the sale of the SHIKRA, and payment $39,165,910 in dividends.

As of June 30, 2008, our cash balance was $62,996,613 compared to a cash balance of $22,879,415 at June 30, 2007. In addition, $10,000,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of June 30, 2008. Also recorded in Restricted Cash is an amount of $276,056 which is collateralizing a letter of credit relating to our office leases.

As of June 30, 2008, total availability under our $1,600,000,000 revolving credit facility is $934,305,357. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for the foreseeable future. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans. We were in compliance with all of the covenants contained in our debt agreements as of June 30, 2008.

Revolving Credit Facility

On July 3, 2008, the Company entered into an amended agreement to its $1,600,000,000 revolving credit facility. Among other things, the amended facility provides us with an additional incremental commitment of up to $200,000,000 under the same terms and conditions as the existing facility, subject to satisfaction of certain additional conditions. The Company now also has the ability to purchase additional drybulk vessels in excess of 85,000dwt and over 10 years of age, but no more than 20 years of age, with certain limitations. The Agreement also provides for the purchase or acquisition of more than one additional vessel en bloc or the acquisition of beneficial ownership in one or more additional vessel(s). The agreement amends the margin applicable over the Libor interest rate on borrowings to 0.95% for the next two years. Thereafter, if the advance ratio is less than 35%, the margin will be 0.80% per year; if the advance ratio is equal to or greater than 35% but less than 60%, the margin will be 0.95%; if the advance ratio is equal to or greater than 60%, the margin will be 1.05%. The agreement also amends the commitment fee on the undrawn portion of the revolving credit facility to 0.30%. In connection with this latest amendment, applicable arrangement fees will be incurred and these fees will be in proportion to the arrangement fees previously incurred when the revolving facility was increased to $1,600,000,000 in 2007. All other terms and conditions remain unchanged.

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

On May 6, 2008 the Company’s Board of Directors declared a cash dividend for the first quarter of 2008 of $0.50 per share. The aggregate amount of this cash dividend was $23,385,243 and was paid on May 23, 2008 to all shareholders of record as of May 20, 2008.

Subsequent to the end of the second quarter, on August 5, 2008, the Company’s Board of Directors declared a cash dividend for the second quarter of 2008 of $0.50 per share, based on 46,770,486 of the Company’s common shares outstanding, payable to all shareholders of record as of August 20, 2008. The aggregate amount of this cash dividend payable to the Company’s shareholders on August 26, 2008 is $23,385,243.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2008:

	Within	One to	Three to	More than
(in thousands of U.S. dollars)	One Year	Three Years	Five Years	Five years	Total

Vessels(1)	$315,035	$553,545	$231,185	—	$1,099,765
Bank Loans	—	—	—	$665,695	665,695
Interest and borrowing fees(2)	39,977	79,954	80,064	160,019	360,014
Office lease(3)	649	1,344	1,670	4,106	7,769

Total	$355,661	$634,843	$312,919	$829,820	$2,133,243

(1)	The balance of the contract price in US dollars for the 34 newbuilding vessels which are to be constructed and delivered between October 2008 and April 2012 and the balance of the contract price on the REDWING, which is to be delivered in September 2008.

(2)	The Company is a party to floating-to-fixed interest rate swaps covering an aggregate notional amount of $597,211,599 as of June 30, 2008 that effectively convert the Company’s interest rate exposure from floating rates based on LIBOR to a fixed rates ranging from 3.895% to 5.24%, plus applicable margins. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

(3)	Remainder of the 63-month lease on the office space which we occupy.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

We make capital expenditures from time to time in connection with our vessel acquisitions. As of June 30, 2008, our fleet consists of 20 vessels which are currently operational. In addition to our operating fleet, we have contracted for the purchase of a second-hand Supramax vessel which will be delivered in September 2008. We also have a Supramax newbuilding program for the construction of 34 newbuilding vessels which will be delivered to us between 2008 and 2012.

In addition to acquisitions that we may undertake in future periods, the Company’s other major capital expenditures include funding the Company’s maintenance program of regularly scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable, even though the trend of these costs have been higher due to higher cost of steel, paints and other input variables. In addition, ship repair capacity constraint at shipyards and adverse weather has an impact on the number of days a vessel is in drydock. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. We drydocked two vessels in the six-months ended June 30, 2008. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)

September 30, 2008	88	$2.00 million
December 31, 2008	22	$0.50 million
March 31, 2009	22	$0.50 million
June 30, 2009	22	$0.50 million

(1)	While we estimate 22 days per vessel, actual duration of drydocking a vessel will vary based on the condition of the vessel, yard schedules and other factors.

(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

There have been no material changes from the “Interest Rate Risk” previously disclosed in our Form 10-K for the year ended December 31, 2007.

In addition to the interest rate swaps outstanding as of December 31, 2007, during the six months ended June 30, 2008, the Company entered into the following interest rate swap contracts:

-	Notional amount of $81,500,000 with a fixed interest rate of 3.895% and maturity in January 2013

-	A forward interest rate swap contract for a notional amount of $84,800,000 of its outstanding debt which will commence upon the maturity in September 2009 of the existing swap for the notional amount of $84,800,000 of its outstanding debt. Under the forward swap, the Company will pay fixed rate interest of 3.90% and receive floating rate interest amounts based on three-month Libor settings, exclusive of applicable margin. The forward swap matures in September 2013.

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated Other Comprehensive Income. Accordingly, a liability of $12,223,412 and $13,531,883 has been recorded in Other Liabilities in the Company’s financial statements as of June 30, 2008 and December 31, 2007, respectively.

Currency and Exchange Rates

There have been no material changes from the “Currency and Exchange Rates” risk previously disclosed in our Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

There have been no material changes from the “Risk Factors” previously disclosed in our Form 10-K for the year ended December 31, 2007.

ITEM 2 —	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 —	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 22, 2008. There were 46,757,153 shares of common stock outstanding and entitled to vote at the meeting. A majority of the outstanding shares of common stock entitled to vote were present by proxy at the meeting. At the meeting the matters described below were approved by the shareholders.

1. The following persons were elected Class III directors of the Company to serve until the Annual Meeting of Shareholders in 2011 or until their successors are duly elected and qualified, by the following number of votes:

	Votes For	Votes Against

Douglas P. Haensel	39,331,665	1,955,799
Alexis P. Zoullas	39,326,725	1,960,739

The following persons continue as Class I directors of the Company: Jon Tomasson and Sophocles N. Zoullas, and the following persons continue as Class II directors of the Company: Joseph M. Cianciolo, David B. Hiley and Forrest E. Wylie

2. The ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2008, was approved by the following number of votes:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Ratification of Ernst & Young LLP	41,053,842	186,430	47,192	—

There were no broker non-votes.

ITEM 5 —	OTHER INFORMATION

None.

ITEM 6 —	EXHIBITS

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company [1]
3.2	Amended and Restated Bylaws of the Company [1]
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock [2]
4.1	Form of Share Certificate of the Company [1]
4.2	Form of Senior Indenture [3]
4.3	Form of Subordinated Indenture [3]
4.4	Rights Agreement [2]
10.1	Amended and Restated Employment Agreement of Mr. Sophocles N. Zoullas, dated as of June 19, 2008 [4,6]
10.2	Amendatory Agreement, dated as of July 3, 2008, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger [5]
31.1	Rule 13a-14(d) / 15d-14(a) Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

1	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, Registration No. 333-123817, filed on June 22, 2005.

2	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on November 13, 2007.

3	Incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-139745, filed on December 29, 2007.

4	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2008.

5	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2008.

6	Management contract or compensating plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles N. Zoullas
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer

Date: August 7, 2008

By:	/s/ Alan S. Ginsberg
Alan S. Ginsberg
Chief Financial Officer
and Treasurer

Date: August 7, 2008