Form 10-Q
period 2008-09-30
Eagle Bulk Shipping Inc.
filed 2008-11-07
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File Number 001—33831
EAGLE BULK SHIPPING INC.
(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98—0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
477 Madison Avenue
New York, New York 10022
Address of Principal Executive Offices
Registrant’s telephone number, including area code: (212) 785—2500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.01 per share, 46,887,689 shares outstanding as of November 7, 2008.

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements
EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$32,984,370	$152,903,692
Accounts receivable	3,881,674	3,392,461
Prepaid expenses	3,567,676	1,158,113

Total current assets	40,433,720	157,454,266

Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $74,550,222 and $52,733,604, respectively	785,983,783	605,244,861
Advances for vessel construction	448,939,895	344,854,962
Restricted cash	10,776,056	9,124,616
Deferred drydock costs, net of accumulated amortization of $4,355,533 and $2,453,253, respectively	3,716,768	3,918,006
Deferred financing costs	13,811,706	14,479,024
Fair value above contract value of time charters acquired	4,531,115	—
Other assets	5,983,420	932,638

Total noncurrent assets	1,273,742,743	978,554,107

Total assets	$1,314,176,463	$1,136,008,373

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$332,710	$3,621,559
Accrued interest	4,297,289	455,750
Other accrued liabilities	2,919,861	1,863,272
Unearned charter hire revenue	8,293,669	4,322,024

Total current liabilities	15,843,529	10,262,605

Noncurrent liabilities:
Long-term debt	741,967,857	597,242,890
Fair value below contract value of time charters acquired	32,603,867	—
Other liabilities	15,379,722	13,531,883

Total noncurrent liabilities	789,951,446	610,774,773

Total liabilities	805,794,975	621,037,378

Commitment and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 46,770,486 and 46,727,153 shares issued and outstanding, respectively	467,704	467,271
Additional paid-in capital	610,932,876	602,929,530
Retained earnings (net of dividends declared of $238,674,545 and $168,525,482, respectively)	(93,502,067)	(75,826,561)
Accumulated other comprehensive loss	(9,517,025)	(12,599,245)

Total stockholders’ equity	508,381,488	514,970,995

Total liabilities and stockholders’ equity	$1,314,176,463	$1,136,008,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Revenues, net of commissions	$51,553,232	$33,955,704	$125,462,448	$89,202,283

Vessel expenses	9,344,348	6,647,223	24,932,088	19,749,702
Depreciation and amortization	8,991,877	7,241,927	23,718,898	19,079,511
General and administrative expenses	6,666,748	1,691,594	16,478,840	8,292,167
Gain on sale of vessel	—	—	—	(872,568)

Total operating expenses	25,002,973	15,580,744	65,129,826	46,248,812

Operating income	26,550,259	18,374,960	60,332,622	42,953,471

Interest expense	3,714,458	3,476,977	10,513,928	9,789,541
Interest income	(385,816)	(603,912)	(2,654,863)	(2,750,448)

Net interest expense	3,328,642	2,873,065	7,859,065	7,039,093

Net income	$23,221,617	$15,501,895	$52,473,557	$35,914,378

Weighted average shares outstanding :
Basic	46,770,486	42,209,617	46,762,092	40,493,753
Diluted	47,066,254	42,365,252	47,062,811	40,590,796

Per share amounts:
Basic net income	$0.50	$0.37	$1.12	$0.89
Diluted net income	$0.49	$0.37	$1.11	$0.88
Cash dividends declared and paid	$0.50	$0.47	$1.50	$1.48
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

				Retained Earnings
		Common	Additional				Other	Total
	Common	Shares	Paid-In		Cash	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Net Income	Dividends	Deficit	Income (Loss)	Equity
Balance at December 31, 2007	46,727,153	$467,271	$602,929,530			$(75,826,561)	$(12,599,245)	$514,970,995
Comprehensive income :
Net income	—	—	—	$52,473,557	—	52,473,557	—	52,473,557
Net change in unrealized income in derivatives	—	—	—	—	—	—	3,082,220	3,082,220

Comprehensive income	—	—	—	—	—	—	—	55,555,777
Cash dividends	—	—	—	—	$(70,149,063)	(70,149,063)	—	(70,149,063)
Exercise of stock options	13,333	133	237,194	—	—	—	—	237,327
Non-cash compensation :
Issuance of common shares	30,000	300	608,100	—	—	—	—	608,400
Restricted share grants and options	—	—	7,158,052	—	—	—	—	7,158,052

Balance at September 30, 2008	46,770,486	$467,704	$610,932,876			$(93,502,067)	$(9,517,025)	$508,381,488

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$52,473,557	$35,914,378
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation	21,816,618	18,008,485
Amortization of deferred drydocking costs	1,902,280	1,071,026
Amortization of deferred financing costs	185,508	180,070
Amortization of fair value (below) above contract value of time charter acquired	(264,053)	3,240,000
Non-cash compensation expense	7,766,452	3,504,193
Gain on sale of vessel	—	(872,568)
Changes in operating assets and liabilities:
Accounts receivable	(489,213)	(1,417,655)
Prepaid expenses	(2,409,563)	(597,878)
Accounts payable	(3,288,849)	2,300,317
Accrued interest	573,342	2,192,455
Accrued expenses	1,056,589	79,210
Drydocking expenditures	(1,701,042)	(2,972,553)
Unearned charter hire revenue	3,971,645	1,958,114

Net cash provided by operating activities	81,593,271	62,587,594

Cash Flows from investing activities:
Purchase of vessels and vessel improvements	(146,688,116)	(138,876,098)
Advances for vessel construction	(127,078,734)	(265,089,166)
Proceeds from sale of vessel	—	12,011,482
Purchase of leasehold improvements	(120,723)	—

Net cash used in investing activities	(273,887,573)	(391,953,782)

Cash flows from financing activities:
Issuance of common shares	—	239,848,266
Proceeds from exercise of stock options	237,327	—
Equity issuance costs	—	(5,701,127)
Bank borrowings	144,724,967	300,304,279
Repayment of bank debt	—	(12,440,000)
Changes in restricted cash	(1,651,440)	(800,000)
Deferred financing costs	(786,811)	(402,180)
Cash dividends	(70,149,063)	(58,771,405)

Net cash provided by financing activities	72,374,980	462,037,833

Net (decrease)/increase in cash	(119,919,322)	132,671,645
Cash at beginning of period	152,903,692	22,275,491

Cash at end of period	$32,984,370	$154,947,136

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation and General Information
     The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the “Company”, “we” or “our”). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The Company’s fleet is comprised of Supramax and Handymax bulk carriers and the Company operates its business in one business segment.
     The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of its wholly-owned subsidiaries incorporated in the Republic of the Marshall Islands. The primary activity of each of the subsidiaries is the ownership of a vessel. The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company.
     As of September 30, 2008, the Company’s operating fleet consisted of 21 vessels. The Company also has contracts for the construction of 34 vessels under its newbuilding program. The following table presents certain information concerning the Company’s fleet as of September 30, 2008:

		Vessel
No. of Vessels	Dwt	Type	Delivery	Employment
Vessels in Operation 21 Vessels	1,074,433	18 Supramax		Time Charter
		3 Handymax		Time Charter

Vessels to be delivered 4 Vessels	212,400	53,100 dwt series	2008-2009	3 Vessels on Time Charter and
		Supramax		1 Vessel Charter Free

5 Vessels	280,000	56,000 dwt series	2008-2010	Charter Free
		Supramax

25 Vessels	1,450,000	58,000 dwt series	2009-2012	17 Vessels on TimeCharter and
		Supramax		8 Vessels Charter ree
     The following table represents certain information about the Company’s charterers which individually accounted for more than 10% of the Company’s gross time charter revenue during the periods indicated:

	% of Consolidated Time Charter Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Charterer
Charterer A	—	12%	—	13%
Charterer B	22%	21%	25%	23%
Charterer D	—	10%	—	13%
Charterer H	14%	12%	16%	11%
Charterer J	—	11%	—	—
Charterer L	18%	13%	19%	—

	% of Consolidated Time Charter Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Charterer M	12%	—	12%	—
Charterer P	10%	—	—	—
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the SEC (“Securities and Exchange Commission”) which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
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
Note 2. New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), and in February 2008, the FASB issued Staff Position (FSP) 157-1 and FSP 157-2. FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our financial condition or results of operations. We are currently evaluating the effect, if any, of the adoption of SFAS No. 157 for non-financial assets and liabilities on its financial condition and results of operations, including for the purpose of assessing valuation of long-lived asset impairment.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159, and, therefore, the adoption of SFAS No. 159 did not impact our financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date of a controlling interest; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141(R) will have an impact on our accounting for any future business combinations once adopted.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the new disclosure requirements required by SFAS No. 161.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 seeks to clarify the hierarchy of accounting principles by raising FASB Statements of Accounting Concepts to the same level as FASB Statements of Accounting Standards and directing the Statement of Auditing Standards No. 69 to entities rather than to auditors. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements.
Note 3. Vessels
     a. Vessel and Vessel Improvements
     At September 30, 2008, the Company’s operating fleet consisted of 21 dry bulk vessels. In June 2008, the Company took delivery of the Wren, the first of its 35 newbuild vessels. The Wren has been recorded at its fair market value in connection with the acquisition of its construction contract from Kyrini Shipping Inc. in 2007. In May 2008, the Company acquired two Supramax vessels, Goldeneye and Redwing, for a total purchase price of $146,100,000. The Goldeneye and Redwing were delivered in June 2008 and September 2008, respectively.
Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2007	$605,244,861
Purchase of Vessel and Vessel Improvements	146,688,116
Delivery of Newbuild Vessel	55,867,424
Depreciation Expense	(21,816,618)

Vessels and Vessel Improvements, at September 30, 2008	$785,983,783

     b. Advances for Vessel Construction
     The Company had contracted for the construction of 35 Supramax vessels, five in Japan and 30 in China. In June 2008, the first of these vessels, the Wren, was constructed in China and delivered to the Company.
     The total cost of the contracts for the five Supramax vessels under construction at a shipyard in Japan is $167,172,089. These vessels construction contracts are Japanese yen based and as of September 30, 2008, the Company has advanced an equivalent of $66,300,573 in progress payments towards these contracts. These vessels are expected to be delivered between 2008 and 2010. The Company will incur additional associated costs relating to the construction of these vessels.
     Following the delivery of the first Chinese built vessel, the Wren, in June 2008, the Company has 29 Supramax vessels under construction at a shipyard in China. As of September 30, 2008, the total cost of the construction project in China is approximately $1,220,009,589, of which the Company has advanced $329,167,089 in progress payments towards the construction of these vessels. These vessels are expected to be delivered between 2008 and 2012. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs. The Company had acquired the rights to these newbuilding vessels in 2007 from Kyrini Shipping Inc., an unrelated privately held Greek shipping company for consideration of $150,000,000, and this amount is included in total construction cost. The acquisition comprised purchase contracts for the construction of the 26 Supramax vessels and time charter employment contracts for 21 of the 26 vessels. These charter rates were either below or above market rates for equivalent time charters prevailing at the time the foregoing vessels were acquired. The present values of the above and below market charters were estimated by the Company at $4,531,115 and $32,867,920, respectively, and were recorded as assets and liabilities in the consolidated balance sheets. These amounts will be amortized to revenue over the life of the time charters assumed on these vessels. For the nine and three months ended September 30, 2008, net revenues included $264,053 as amortization of the below market rate charters. As of September 30, 2008, the unamortized above and below market rate charters was $4,531,115 and $32,603,867, respectively.
     The Company received an option from the shipyard in China for the construction of 9 additional Supramax vessels. On December 27, 2007, the Company exercised four of these options and the options for the remaining five vessels expired on March 31, 2008.
     As of September 30, 2008, the Company has advanced a net of $448,939,895 in progress payments towards the newbuilding vessels including $53,472,233 in associated costs relating to the construction of these vessels.
     Advances for Vessel Construction consist of the following:

Advances for Vessel Construction, at December 31, 2007	$344,854,962
Progress Payments	137,947,463
Capitalized Interest	19,271,348
Legal and Technical Supervision Costs	2,733,546
Delivery of Newbuild Vessel	(55,867,424)

Advances for Vessel Construction, at September 30, 2008	$448,939,895

Note 4. Long-Term Debt
     At September 30, 2008, the Company’s debt consisted of $741,967,857 in net borrowings under the $1,600,000,000 amended revolving credit facility. These borrowings consisted of $314,777,521 for the 21 vessels currently in operation and $427,190,336 to fund the Company’s newbuilding program.
     On July 3, 2008, the Company entered into an Amendatory Agreement to its $1,600,000,000 revolving credit facility. Among other things, the amended facility provides us with an additional incremental commitment of up to $200,000,000 under the same terms and conditions as the existing facility, subject to satisfaction of certain additional conditions. The Company now also has the ability to purchase additional dry bulk vessels in excess of 85,000dwt and over 10 years of age, but no more than 20 years of age, with certain limitations. The agreement also provides for the purchase or acquisition of more than one additional vessel en bloc or the acquisition of beneficial ownership in one or more additional vessel(s). The agreement amends the margin applicable over the Libor interest rate on borrowings to 0.95% for the next two years. Thereafter, if the advance ratio is less than 35%, the margin will be 0.80% per year; if the advance ratio is equal to or greater than 35% but less than 60%, the margin will be 0.95%; if the advance ratio is equal to or greater than 60%, the margin will be 1.05%. The agreement also amends the commitment fee on the undrawn portion of the revolving credit facility to 0.30%. In connection with this latest amendment, applicable arrangement fees will be incurred and these fees will be in proportion to the arrangement fees previously incurred when the revolving facility was increased to $1,600,000,000 in 2007. All other terms and conditions remain unchanged.
     The Company revolving credit facility contains financial covenants requiring us, among other things, to ensure that we maintain with the lender $500,000 per delivered vessel. As of September 30, 2008 the Company has recorded $10,500,000 as restricted cash in the accompanying balance sheets.
     For the nine months ended September 30, 2008, interest rates on the outstanding debt ranged from 3.10% to 6.19%, including a margin of 0.80% to 0.95% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.32%. The Company incurs a commitment fee of 0.25% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized until the vessels are delivered.
Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Nine Months Ended
	September	September 30,	September 30,	September 30,
	30, 2008	2007	2008	2007
Loan Interest	$3,636,510	$3,340,888	$10,287,483	$9,247,055
Commitment Fees	15,661	73,803	40,937	362,416
Amortization of Deferred Financing Costs	62,287	62,286	185,508	180,070

Total Interest Expense	$3,714,458	$3,476,977	$10,513,928	$9,789,541

     Cash interest paid, exclusive of capitalized interest, in the nine month periods ended September 30, 2008 and 2007, amounted to $9,752,610 and $9,547,291, respectively.
Interest-Rate Swaps
     The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of September 30, 2008, and December 31, 2007.

Notional Amount	Notional Amount
Outstanding-	Outstanding-
September 30, 2008	December 31, 2007	Fixed Rate	Maturity
$84,800,000	$84,800,000	5.240%	09/2009
25,776,443	25,776,443	4.900%	03/2010
10,995,000	10,995,000	4.980%	08/2010
202,340,000	202,340,000	5.040%	08/2010
100,000,000	100,000,000	4.220%	09/2010
30,000,000	30,000,000	4.5375%	09/2010
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	—	3.895%	01/2013
144,700,000	—	3.580%	10/2011

$741,911,599	$515,711,599

     Upon maturity of the $84,800,000 swap in September 2009, a swap with the same notional amount will commence with a fixed interest rate of 3.90% that matures in September 2013.
     The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an asset of $1,522,442 has been recorded in Other Assets in the Company’s balance sheet as of September 30, 2008 and liabilities of $15,379,722 and $13,531,883 have been recorded in Other Liabilities in the Company’s balance sheets as of September 30, 2008, and December 31, 2007, respectively.
Foreign Currency swaps
     The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges.

     At December 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.28 billion Japanese yen swapped into the equivalent of $104,259,998. During the nine months ended September 30, 2008, the Company made a progress payment in Japanese yen to the shipyard in Japan. At September 30, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 10.9 billion Japanese yen swapped into the equivalent of $100,871,516.
     The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $4,340,255 and $932,638 have been recorded in Other Assets in the accompanying balance sheets as of September 30, 2008, and December 31, 2007, respectively.
Note 5. Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
     The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2008, as required by SFAS 157:

	Level 1	Level 2	Level 3
Assets
Interest rate contracts	—	$1,522,442	—
Foreign currency contracts	—	$4,340,255	—

Liabilities
Interest rate contracts	—	$15,379,722	—
     The fair value of the interest rate and foreign currency swap contracts are based on quoted market prices for a similar contract and can be validated through external sources.
Note 6. Commitments and Contingencies
Vessel Technical Management Contracts
     The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid average monthly technical management fees of $8,913 and $8,851 per vessel during the three months ended September 30, 2008, and 2007, respectively.
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
The future minimum commitments under the leases for office space as of September 30, 2008 are as follows:

2008	$162,138
2009	648,552
2010	648,552
2011	788,519
2012	835,175
Thereafter	4,523,865

Total	$7,606,801

Note 7. Earnings Per Common Share
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to the assumed exercise of stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of September 30, 2008, does not include the assumed exercise of 938,333 restricted stock units as its effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Net Income	$23,221,617	$15,501,895	$52,473,557	$35,914,378
Weighted Average Shares — Basic	46,770,486	42,209,617	46,762,092	40,493,753
Dilutive effect of stock options and restricted stock units	295,768	185,635	300,719	97,043
Weighted Average Shares — Diluted	47,066,254	42,365,252	47,062,811	40,590,796
Basic Earnings Per Share	$0.50	$0.37	$1.12	$0.89
Diluted Earnings Per Share	$0.49	$0.37	$1.11	$0.88
Note 8. Capital Stock
Dividends
     The Company’s policy is to declare quarterly dividends to shareholders in March, May, August and November. Payment of dividends is in the discretion of the Board of Directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company’s revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of a loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. In this connection, the drybulk market has recently declined substantially. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In addition, any determination by the Board of Directors to pay dividends in the future will depend upon the Company’s results of operations, financial condition, liquidity needs, capital restrictions, loan covenants and other factors deemed relevant by the Board of Directors in its discretion.
     On February 27, 2008, the Company’s Board of Directors declared a cash dividend of $0.50 per share for the fourth quarter of 2007. The aggregate amount of this cash dividend was $23,378,577 and was paid on March 18, 2008, to all shareholders of record as of March 13, 2008.
     On May 6, 2008, the Company’s Board of Directors declared a cash dividend for the first quarter of 2008 of $0.50 per share. The aggregate amount of this cash dividend was $23,385,243 and was paid on May 23, 2008 to all shareholders of record as of May 20, 2008.

     On August 5, 2008, the Company’s Board of Directors declared a cash dividend for the second quarter of 2008 of $0.50 per share. The aggregate amount of this cash dividend was $23,385,243 and was paid on August 26, 2008, to all shareholders of record as of August 20, 2008.
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
     In 2006 and 2007, the Company awarded stock options to members of its management and its independent non-employee directors. As of September 30, 2008, options covering 590,667 of the Company’s common shares are outstanding with exercise prices ranging from $13.23 to $21.88 per share (the market prices at dates of grant). The options granted to the directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire ten years from the date of grant. For purposes of determining the non-cash compensation cost for the Company’s stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model.
     In 2007, the Company granted restricted stock units (“RSUs”) to members of its management which vest ratably over three years. In June 2008, the Company granted 833,333 RSUs, vesting ratably over five years, to its Chief Executive Officer as part of an employment agreement. In August 2008, the Company granted 105,000 RSUs, vesting ratably over three years, to a new member of management. As of September 30, 2008, RSUs covering a total of 1,729,851 of the Company’s shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three and nine months ended September 30, 2008, the amortization charge was $3,131,658 and $6,931,944, respectively. The remaining expense for each of the years ending 2008, 2009, and 2010 will be $3,270,064, $13,080,255 and $12,410,365, respectively, and $12,577,205 thereafter.
     On January 15, 2008, the Company granted 30,000 shares of its common stock, which vested on the grant date, to its independent non-employee directors. The fair value of the stock at the grant date was equal to the closing stock price on that date and a total amount of $608,400 has been recorded in non-cash compensation expense for the nine months ended September 30, 2008.
     Non-cash compensation expenses include profits interests awarded to members of the Company’s management by the Company’s former principal shareholder, Eagle Ventures LLC. These profits interests diluted only the interests of owners of Eagle Ventures LLC, and did not dilute direct holders of the Company’s common stock. However, the Company’s statement of operations reflects non-cash charges for compensation related to the profits interests. The non-cash compensation charges were being recorded as an expense over the estimated service period in accordance with SFAS No. 123(R). As Eagle Ventures has sold substantially all of its holdings in the Company, the non-cash, non-dilutive charges relating to profits interests ended in the first quarter of 2007 and there are no charges in future periods. Accordingly, the expense for the nine-month period ended September 30, 2007, included $3,137,812 in non-cash, non-dilutive charges relating to the profits interests.
     The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
Stock Option Plans	$62,851	$120,614	$226,108	$366,381
Restricted Stock Grants	3,131,658	—	6,931,944	—
Stock Grants	—	—	608,400	—
Non-dilutive Profits Interests	—	—	—	3,137,812

Total Non-cash compensation expense	$3,194,509	$120,614	$7,766,452	$3,504,193

     In 2006 and 2007, the Company granted Dividend Equivalent Rights Awards (“DERs”) to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. As of September 30, 2008, DERs equivalent to 574,000 of the Company’s common shares are outstanding. For the three and nine months ended September 30, 2008, the Company has also recorded in General and Administrative Expense cash compensation expenses of $1,182,190 and $2,608,236.
Note 10. Subsequent Events
     Dividend
     On November 5, 2008, the Company’s Board of Directors declared a cash dividend for the third quarter of 2008 of $0.50 per share, based on 46,887,689 of the Company’s common shares outstanding, payable to all shareholders of record as of November 20, 2008. The aggregate amount of this cash dividend payable to the Company’s shareholders on November 26, 2008 is $23,443,845.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     The following is a discussion of the Company’s financial condition and results of operation for the three-month and nine-month periods ended September 30, 2008 and 2007. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.
     This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this quarterly report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
     We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of September 30, 2008, we owned and operated a modern fleet of 21 Handymax dry bulk vessels, 18 of which are of the Supramax class. We also have a Supramax newbuilding program for the construction of 35 newbuilding vessels in Japan and China. The first of these vessels was delivered to us in June 2008. Upon delivery of all newbuilding vessels by early 2012, our total fleet will consist of 55 vessels with a combined carrying capacity of 3 million dwt.
     We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type — Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 21 vessels in our operating fleet, with an aggregate carrying capacity of 1,074,433 deadweight tons, have an average age of only 6 years compared to an average age for the world Handymax dry dulk fleet of over 15 years.
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

(2)	our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Reliance on the spot market contributes to fluctuations in revenue, cash flow, and net income. On the other hand, time charters provide a shipping company with a predictable level of revenues. We have entered into time charters for all of our vessels which range in length from approximately one to three years, and in the case of many of our newbuilding vessels for periods up to December 2018. Our time charters provide for fixed semi-monthly payments in advance. This strategy is effective in strong and weak dry bulk markets, giving us security and predictability of cashflows when we look at the volatility of the shipping markets,

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).
     We have employed all of our vessels in our operating fleet on time charters for periods ranging from approximately one to three years. The following table represents certain information about the Company’s revenue earning charters on its operating fleet as of September 30, 2008:

	Year			Daily Time
Vessel	Built	Dwt	Time Charter Expiration (1)	Charter Hire Rate
Cardinal	2004	55,408	May 2008 to August 2008	$28,000
			August 2008 to Jun/Sep 2009	$62,000

Condor (2)	2001	50,296	May 2009 to August 2009	$20,500

Falcon (3)	2001	50,296	April 2008 to July 2008	$20,950
			August 2008 to Apr/Jun 2010	$39,500

Griffon	1995	46,635	March 2009 to June 2009	$20,075

Harrier (4)	2001	50,296	June 2009 to September 2009	$24,000

Hawk I	2001	50,296	April 2009 to June 2009	$22,000

Heron (5)	2001	52,827	January 2011 to March 2011	$26,375

	Year			Daily Time
Vessel	Built	Dwt	Time Charter Expiration (1)	Charter Hire Rate
Jaeger (6)	2004	52,248	July 2008 to August 2008	$27,500
			August 2008 to November 2008	$50,000

Kestrel I (7)	2004	50,326	April 2008 to June 2008	$18,750
			June 2008 to April 2009	$20,000

Kite	1997	47,195	September 2009 to January 2010	$21,000

Merlin(8)	2001	50,296	December 2010 to March 2011	$25,000

Osprey I (9)	2002	50,206	July 2008 to November 2008	$21,000
			November 2008 to December 2009	$25,000

Peregrine	2001	50,913	December 2008 to February 2009	$20,500

Sparrow (10)	2000	48,225	February 2010 to April 2010	$34,500

Tern (11)	2003	50,200	February 2009 to April 2009	$20,500

Shrike (12)	2003	53,343	April 2009 to June 2009	$24,600
			June 2009 to Aug 2010	$25,600

Skua (13)	2003	53,350	May 2009 to August 2009	$24,200
			August 2009 to September 2010	$25,200

Kittiwake (14)	2002	53,146	May 2008 to August 2008	$30,400
			August 2008 to July/Sep 2009	$56,250

Goldeneye	2002	52,421	May 2009 to August 2009	$61,000
				$24,750

Wren (15)	2008	53,100	Feb 2012 Feb 2012 to Dec 2018/Apr 2019	$18,000 (withprofit share)

Redwing	2007	52,421	September 2008 to August/October 2009	$50,000

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 2.25% to 6.25%, to third party ship brokers.

(2)	The charterer of the CONDOR has exercised its option to extend the charter period by 11 to 13 months at a time charter rate of $22,000 per day.

(3)	Upon the conclusion of the current charter in July 2008, the FALCON commenced a new time charter with a rate of $39,500 per day for 21 to 23 months. The charterer has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $41,000.

(4)	The daily rate for the HARRIER is $27,000 for the first year and $21,000 for the second year. Revenue recognition is based on an average daily rate of $24,000.

(5)	The previous time charter on the HERON at a daily rate of $24,000 ended in January 2008. The vessel commenced a new time charter with a rate of $26,375 per day for 36 to 39 months. The charterer has an option for a further 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.

(6)	The JAEGER commenced a new time charter in August 2008 with a daily rate of $50,000 for a period of 3 to 5 months. The vessel was previously employed on a one year time charter at a daily rate which was based on the average time charter rate for the Baltic Supramax Index, but in no case be greater than $27,500 per day or less than $22,500 per day. The vessel earned the maximum $27,500 per day during the currency of that charter.

(7)	The charterer of the KESTREL I has exercised its option to extend the charter period by 11 to 13 months at a daily time charter rate of $20,000 per day.

(8)	The daily rate for the MERLIN is $27,000 for the first year, $25,000 for the second year and $23,000 for the third year. Revenue recognition is based on an average daily rate of $25,000.

(9)	The charterer of the OSPREY I has exercised its option to extend the charter period by up to 11 to 13 months at a time charter rate of $25,000 per day. The charterer has an additional option to extend for a further 11 to 13 months at a time charter rate of $25,000 per day.

(10)	The SPARROW was previously on a time charter at a base rate of $24,000 per day for 11 to 13 months with a profit share of 30% of up to the first $3,000 per day over the base rate. This charter ended in February 2008.

(11)	The TERN previously was on a time charter at a daily rate of $19,000. This charter ended in March 2008 and the charterer has exercised its option to extend the charter period by 11 to 13 months at a time charter rate of $20,500 per day.

(12)	The charterer of the SHRIKE has exercised their option to extend the charter period by 12 to 14 months at a daily time charter rate of $25,600.

(13)	The charterer of the SKUA has exercised an option to extend the charter period by 11 to 13 months at a daily time charter rate of $25,200.

(14)	The KITTIWAKE commenced a new time charter in August 2008 with a daily rate of $56,250 for 11 to 13 months. The KITTIWAKE was previously employed on a time charter for 11 to 13 months at a charter rate which was based on the average time charter rate for the Baltic Supramax Index, but in no case be greater than $30,400 per day or less than $24,400 per day. The vessel earned the maximum $30,400 per day during the currency of that charter.

(15)	The WREN has entered into a long-term charter. The charter rate until February 2012 is $24,750 per day. Subsequently, the charter until redelivery in December 2018 to April 2019 will be profit share based. The base charter rate will be $18,000 with a 50% profit share for earned rates over $22,000 per day. Revenue recognition for the base rate from commencement of the charter is based on an average daily base rate of $20,306.
     The Company has entered into a 35 vessel construction program. The first of these vessels, the Wren, was constructed in China and delivered to the Company in June 2008. As of September 30, 2008, the Company has contracts for 34 vessels to be constructed in China and Japan. The following table represents certain information about the Company’s newbuilding vessels and their employment upon delivery:

		Year Built		Daily Time
		- Expected		Charter Hire
Vessel	Dwt	Delivery(1)	Time Charter Expiration(2)	Rate(3)	Profit Share
Woodstar (4)	53,100	Oct 2008	Jan 2014	$18,300	—
			Jan 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000

Crowned Eagle	56,000	Nov 2008	Nov 2008 to Oct 2009	$16,000	—

Crested Eagle	56,000	Feb 2009	Charter Free	—	—

Stellar Eagle	56,000	Apr 2009	Charter Free	—	—

Thrush	53,100	Sep 2009	Charter Free	—	—

Bittern	58,000	Sep 2009	Dec 2014	$18,850	—
			Dec 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000

Canary	58,000	Oct 2009	Jan 2015	$18,850	—
			Jan 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000

Thrasher	53,100	Nov 2009	Feb 2016	$18,400	—
			Feb 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000

Crane	58,000	Nov 2009	Feb 2015	$18,850	—
			Feb 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000

Avocet	53,100	Dec 2009	Mar 2016	$18,400	—
			Mar 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000

Egret (5)	58,000	Dec 2009	Sep 2012 to Jan 2013	$17,650	50% over $20,000

Golden Eagle	56,000	Jan 2010	Charter Free	—	—

Gannet (5)	58,000	Jan 2010	Oct 2012 to Feb 2013	$17,650	50% over $20,000

Imperial Eagle	56,000	Feb 2010	Charter Free	—	—

Grebe(5)	58,000	Feb 2010	Nov 2012 to Mar 2013	$17,650	50% over $20,000

		Year Built		Daily Time
		- Expected		Charter Hire
Vessel	Dwt	Delivery(1)	Time Charter Expiration(2)	Rate(3)	Profit Share
Ibis (5)	58,000	Mar 2010	Dec 2012 to Apr 2013	$17,650	50% over $20,000

Jay	58,000	Apr 2010	Sep 2015	$18,500	50% over $21,500
			Sep 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000

Kingfisher	58,000	May 2010	Oct 2015	$18,500	50% over $21,500
			Oct 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000

Martin	58,000	Jun 2010	Dec 2016 to Dec 2017	$18,400	—

Besra (6)	58,000	Oct 2010	Charter Free	—	—

Cernicalo (6)	58,000	Jan 2011	Charter Free	—	—

Nighthawk	58,000	Mar 2011	Sep 2017 to Sep 2018	$18,400	—

Oriole	58,000	Jul 2011	Jan 2018 to Jan 2019	$18,400	—

Fulmar (6)	58,000	Jul 2011	Charter Free	—	—

Owl	58,000	Aug 2011	Feb 2018 to Feb 2019	$18,400	—

Petrel (5)	58,000	Sep 2011	Jun 2014 to Oct 2014	$17,650	50% over $20,000

Goshawk (6)	58,000	Sep 2011	Charter Free	—	—

Puffin (5)	58,000	Oct 2011	Jul 2014 to Nov 2014	$17,650	50% over $20,000

Roadrunner (5)	58,000	Nov 2011	Aug 2014 to Dec 2014	$17,650	50% over $20,000

Sandpiper (5)	58,000	Dec 2011	Sep 2014 to Jan 2015	$17,650	50% over $20,000

Snipe(6)	58,000	Jan 2012	Charter Free	—	—

Swift (6)	58,000	Feb 2012	Charter Free	—	—

Raptor (6)	58,000	Mar 2012	Charter Free	—	—

Saker (6)	58,000	Apr 2012	Charter Free	—	—

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.

(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(3)	The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 2.25% to 6.25%, to third party ship brokers. Revenue recognition for the long term charters with base rates will be based on an average daily base rate over the life of the charter from commencement of the charter.

(4)	The WOODSTAR was constructed and delivered into the Company fleet in October 2008. The vessel immediately commenced its scheduled charter.

(5)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.

(6)	Options for construction exercised on December 27, 2007.
Fleet Management
The management of our fleet includes the following functions:
•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.
Commercial and Strategic Management
     We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City. We currently have a total of twenty one shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition; and

•	financial, accounting and information technology services.
Technical Management
     The technical management of our fleet is provided by unaffiliated third party technical managers V. Ships, whom we believe is the world’s largest provider of independent ship management and related services, and Wilhelmsen Ship Management (formerly Barber Ship Management), a leading internationally recognized ship manager. In conjunction with our management, V. Ships and Wilhelmsen, we have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. We review the performance of our ship managers on an ongoing basis and may add or change technical managers.
     Our technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended September 30, 2008 and 2007, the technical management fee averaged $8,913 and $8,851 per vessel per month, respectively. For the nine month periods ended September 30, 2008 and 2007, the technical management fee averaged $9,390 and $8,990 per vessel per month, respectively. Management fees paid to our technical managers are recorded under Vessel Expenses.
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

Results of Operations for the three month periods ended September 30, 2008 and 2007:
     Fleet Data
     We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Ownership Days	1,866	1,656	5,160	4,510
Available Days	1,862	1,607	5,117	4,440
Operating Days	1,845	1,595	5,094	4,417
Fleet Utilization	99.1%	99.3%	99.6%	99.5%
• Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days for the three month period ended September 30, 2008, increased 13% from the corresponding period in 2007 as we operated 21 vessels in the third quarter of 2008 compared to 18 vessels in the corresponding period in 2007. Ownership days for the nine month period ended September 30, 2008, increased 14% from the corresponding period in 2007 as our fleet increased in size from 18 vessels to 21 vessels.
• Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three-month period ended September 30, 2008, the Company incurred a total of 4 days for completion of a vessel drydock and vessel familiarization upon delivery of the Redwing which joined the fleet in September 2008. The Company incurred a total of 43 days for vessel drydockings and vessel familiarization days in the first nine months of 2008. During the same periods in 2007, the Company incurred a total of 70 days in drydocking and positioning a vessel for sale.
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
     Revenues
     All of our vessels are employed on time charters. Our time charter equivalent (“TCE”) rate is equal to the time charter rate. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
     Net revenues of $51,553,232 for the three-month period ended September 30, 2008, included billed time charter revenues of $53,905,696, deductions for brokerage commissions of $2,616,517, and an amortization amount of $264,053 relating to the fair value below contract value of time charters acquired. These net revenues were 52% greater than net revenues for the comparable three-month period ended September 30, 2007, primarily due to a larger fleet size as reflected by increased operating days and an increase in daily time charter rates. Net revenues for the three-month period ended September 30, 2007, of $33,955,704 included billed time charter revenues of $36,934,096, deductions for brokerage commissions of $1,898,392 and an amortization amount of $1,080,000 relating to the fair value above contract value of time charters acquired.
     Net revenues of $125,462,448 for the nine-month period ended September 30, 2008, included billed time charter revenues of $131,687,130, deductions for brokerage commissions of $6,488,735, and an amortization amount of $264,053 relating to the fair value below contract value of time charters acquired. Net revenues for the nine-month period ended September 30, 2008, were 41% greater than the net revenues in the comparable period in 2007 primarily due to a larger fleet size as reflected by increased operating days, and an increase in daily time charter rates. Net revenues of $89,202,283 for the comparable nine-month period ended September 30, 2007, included billed time charter revenues of $97,422,371, deductions for brokerage commissions of $4,980,088 and an amortization amount of $3,240,000 relating to the fair value above contract value of time charters acquired.
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
     Vessel expenses for the three-month period ended September 30, 2008, were $9,344,348 compared to $6,647,223 in the comparable three-month period ended September 30, 2007. The increase in vessel expense is attributable to a larger fleet size in operation for the third quarter of 2008 and increases in vessel crew and lubricants costs. Vessel expenses for the three-month period ended September 30, 2008, included $8,792,573 in vessel operating costs and $551,775 in technical management fees. Vessel expenses for the comparable period in 2007 included $6,144,820 in vessel operating costs and $502,403 in technical management fees.
     Vessel expenses for the nine-month period ended September 30, 2008, were $24,932,088 compared to $19,749,702 in the comparable nine-month period ended September 30, 2007. The increase in vessel expense is attributable to a larger fleet size in operation for the nine-month period of 2008 and increases in vessel crew and lubricants costs. Vessel expenses for the nine-month period ended September 30, 2008, included $23,343,511 in vessel operating costs and $1,588,577 in technical management fees. Vessel expenses for the nine-month period ended September 30, 2007 included $18,416,785 in vessel operating costs and $1,332,917 in technical management fees.
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
     For the three-month periods ended September 30, 2008 and 2007, total depreciation and amortization expense were $8,991,877 and $7,241,927, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2008 includes $8,338,839 of vessel depreciation and $653,038 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2007 were $6,773,810 of vessel depreciation and $468,117 of amortization of deferred drydocking costs.

     For the nine-month periods ended September 30, 2008 and 2007, total depreciation and amortization expense were $23,718,898 and $19,079,511, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2008, includes $21,816,618 of vessel depreciation and $1,902,280 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine-month period ended September 30, 2007 were $18,008,485 of vessel depreciation and $1,071,026 of amortization of deferred drydocking costs.
     Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended September 30, 2008 and 2007, the amortization of deferred financing costs was $62,287 and $62,286, respectively. For the nine-month periods ended September 30, 2008 and 2007, the amortization of deferred financing costs was $185,508 and $180,070, respectively.
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
     General and administrative expenses for the three-month periods ended September 30, 2008 and 2007 were $6,666,748 and $1,691,594, respectively. These general and administrative expenses include a non-cash compensation component of $3,194,509 and $120,614, respectively. The increase in general and administrative expenses for the three-month period ended September 30, 2008, was attributable to expenses, including non-cash compensation expenses, associated with the administration of a larger fleet.
     General and administrative expenses for the nine-month periods ended September 30, 2008 and 2007 were $16,478,840 and $8,292,167, respectively. These general and administrative expenses include a non-cash compensation component of $7,766,452 and $3,504,193, respectively. The increase in general and administrative expenses for the nine-month period ended September 30, 2008 was attributable to expenses associated with the administration of a larger fleet. We expect general and administrative expenses to increase as we expand our fleet.
     Capitalized Interest
     Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.
     For the three-month period ended September 30, 2008, capitalized interest amounted to $6,933,818 and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three months period in 2007, capitalized interest amounted to $3,256,349.
     For the nine-month period ended September 30, 2008, capitalized interest amounted to $19,271,348 and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding nine-month period in 2007, capitalized interest amounted to $4,613,023.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net Income	$23,221,617	$15,501,895	$52,473,557	$35,914,378
Interest Expense	3,714,458	3,476,977	10,513,928	9,789,541
Depreciation and Amortization	8,991,877	7,241,927	23,718,898	19,079,511
Amortization of fair value (below) above market of time charter acquired	(264,053)	1,080,000	(264,053)	3,240,000
EBITDA	35,663,899	27,300,799	86,442,330	68,023,430
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	3,194,509	120,614	7,766,452	3,504,193

Credit Agreement EBITDA	$38,858,408	$27,421,413	$94,208,782	$71,527,623

(1)	Stock based compensation related to stock options, restricted stock units, and management’s participation in profits interests in Eagle Ventures LLC (see Notes to our financial statements).
Effects of Inflation
     We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.
Liquidity and Capital Resources
     Net cash provided by operating activities during the nine month periods ended September 30, 2008 and 2007, was $81,593,271 and $62,587,594, respectively. The increase was primarily due to cash generated from the operation of the fleet for 5,094 days in the nine month period ended September 30, 2008, compared to 4,417 days during the same period in 2007.
     Net cash used in investing activities during the nine month period ended September 30, 2008, was $273,887,573, compared to $391,953,782 during the corresponding period in 2007. Investing activities during the current nine month period included an amount of $146,688,116 spent for the acquisition of GOLDENEYE and REDWING, which were delivered in the second and third quarter of 2008, respectively, and advancing a total of $127,078,734 for the newbuilding vessel construction program. Investing activities during the comparable nine month period in 2007 primarily related to the expenditure of $138,876,098 for the acquisition of three Supramax vessels, SHRIKE, SKUA and KITTIWAKE, advances of $265,089,166 for the newbuilding vessel construction program, and net proceeds of $12,011,482 from the sale of SHIKRA, a 1984-built Handymax vessel, to an unrelated third party.
     Net cash provided by financing activities during the nine month period ended September 30, 2008, was $72,374,980, compared to net cash provided by financing activities of $462,037,833 during the corresponding nine month period in 2007. Financing activities during the current nine month period primarily relates to borrowings of $144,724,967 from our revolving credit facility to fund the newbuilding program and the purchase of the Redwing, and paying $70,149,063 in dividends. Financing activities during the comparable nine month period in 2007 primarily relates to gross proceeds of $239,848,266 from the issuance of common shares of the Company’s stock, incurring costs of $5,701,127 associated with the share sale, borrowings of $300,304,279 from our revolving credit facility, debt repayments of $12,440,000 from the gross proceeds of the sale of the SHIKRA, and payment of $58,771,405 in dividends.
     As of September 30, 2008, our cash balance was $32,984,370 compared to a cash balance of $152,903,692 at December 31, 2007. In addition, $10,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted cash in our financial statements as of September 30, 2008. Also recorded in Restricted Cash is an amount of $276,056 which is collateralizing a letter of credit relating to our office leases.
     As of September 30, 2008, total availability under our $1,600,000,000 revolving credit facility is $858,032,143. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for the foreseeable future. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans. We were in compliance with all of the covenants contained in our debt agreements as of September 30, 2008.
     Our loan agreements for our borrowings are secured by liens on our vessels and contain various financial covenants. The covenants relate to our financial position, operating performance and liquidity. We are currently in compliance with all such covenants. The market value of drybulk vessels is sensitive, among other things, to changes in the drybulk charter market. The recent general decline in drybulk carrier charter market has resulted in lower charter rates for vessels in the drybulk market. The decline in charter rates in the drybulk market coupled with the prevailing difficulty in obtaining financing for vessel purchases have adversely affected drybulk vessel values. A continuation of these conditions could lead to a significant decline in the fair market values of our vessels, which could impact our compliance with these loan covenants. The recent developments in the credit markets and related impact on the drybulk charter market have also resulted in additional risks. The occurrence of one or more of these risk factors could adversely affect our results of operations or financial condition. Please refer to the section entitled “Risk Factors” in Part II of this document, which should be read in conjunction with the risk factors included in the Company’s 2007 Annual Report on Form 10-K.
Revolving Credit Facility
     On July 3, 2008, the Company entered into an amended agreement to its $1,600,000,000 revolving credit facility. Among other things, the amended facility provides us with an additional incremental commitment of up to $200,000,000 under the same terms and conditions as the existing facility, subject to satisfaction of certain additional conditions. The Company now also has the ability to purchase additional dry bulk vessels in excess of 85,000 dwt and over 10 years of age, but no more than 20 years of age, with certain limitations. The Agreement also provides for the purchase or acquisition of more than one additional vessel en bloc or the acquisition of beneficial ownership in one or more additional vessel(s). The agreement amends the margin applicable over the Libor interest rate on borrowings to 0.95% for the next two years. Thereafter, if the advance ratio is less than 35%, the margin will be 0.80% per year; if the advance ratio is equal to or greater than 35% but less than 60%, the margin will be 0.95%; if the advance ratio is equal to or greater than 60%, the margin will be 1.05%. The agreement also amends the commitment fee on the undrawn portion of the revolving credit facility to 0.30%. In connection with this latest amendment, applicable arrangement fees will be incurred and these fees will be in proportion to the arrangement fees previously incurred when the revolving facility was increased to $1,600,000,000 in 2007. All other terms and conditions remain unchanged.
Dividends
     The Company’s policy is to declare quarterly dividends to shareholders in March, May, August and November. Payment of dividends is in the discretion of the Board of Directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company’s revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of a loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. In this connection, the drybulk market has recently declined substantially. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In addition, any determination by the Board of Directors to pay dividends in the future will depend upon the Company’s results of operations, financial condition, liquidity needs, capital restrictions, loan covenants and other factors deemed relevant by the Board of Directors in its discretion.

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
     On August 5, 2008 the Company’s Board of Directors declared a cash dividend for the second quarter of 2008 of $0.50 per share. The aggregate amount of this cash dividend was $23,385,243 and was paid on August 26, 2008 to all shareholders of record as of August 20, 2008.
     Subsequent to the end of the third quarter, on November 5, 2008, the Company’s Board of Directors declared a cash dividend for the third quarter of 2008 of $0.50 per share, based on 46,887,689 of the Company’s common shares outstanding, payable to all shareholders of record as of November 20, 2008. The aggregate amount of this cash dividend payable to the Company’s shareholders on November 26, 2008, is $23,443,845.
Contractual Obligations
     The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2008:

	Within	One to	Three to	More than
(in thousands of U.S. dollars)	One Year	Three Years	Five Years	Five years	Total
Vessels (1)	$304,096	$570,338	$117,280	—	$991,714
Bank Loans	—	—	—	$741,968	741,968
Interest and borrowing fees (2)	43,720	87,441	87,441	164,101	382,703
Office lease (3)	649	1,390	1,670	3,897	7,606

Total	$348,465	$659,169	$206,391	$909,966	$2,123,991

(1)	The balance of the contract price in US dollars for the 34 newbuilding vessels which are to be constructed and delivered between October 2008 and April 2012.

(2)	The Company is a party to floating-to-fixed interest rate swaps covering an aggregate notional amount of $741,911,599 as of September 30, 2008, that effectively convert the Company’s interest rate exposure from floating rates based on LIBOR to a fixed rates ranging from 3.58% to 5.24%, plus applicable margins. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

(3)	Remainder of the lease on the office space which we occupy.
     Capital Expenditures
     Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.
     We make capital expenditures from time to time in connection with our vessel acquisitions. As of September 30, 2008, our fleet consists of 21 vessels which are currently operational. We also have a Supramax newbuilding program for the construction of 34 newbuilding vessels which will be delivered to us between 2008 and 2012.
     In addition to acquisitions that we may undertake in future periods, the Company’s other major capital expenditures include funding the Company’s maintenance program of regularly scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its drydocking, the costs are relatively predictable, even though the trend of these costs have been higher due to higher cost of steel, paints and other input variables. In addition, ship repair capacity constraint at shipyards and adverse weather has an impact on the number of days a vessel is in drydock. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.
     Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. We drydocked two vessels in the nine-months ended September 30, 2008. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
December 31, 2008	44	$1.00 million
March 31, 2009	88	$2.00 million
June 30, 2009	22	$0.50 million
September 30, 2009	88	$2.00 million

(1)	While we estimate 22 days per vessel, actual duration of drydocking a vessel will vary based on the condition of the vessel, yard schedules and other factors.

(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.
Off-balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     There have been no material changes from the “Interest Rate Risk” previously disclosed in our Form 10-K for the year ended December 31, 2007.
     In addition to the interest rate swaps outstanding as of December 31, 2007, during the nine months ended September 30, 2008, the Company entered into the following interest rate swap contracts:
-	Notional amount of $81,500,000 with a fixed interest rate of 3.895% and maturity in January 2013

-	A forward interest rate swap contract for a notional amount of $84,800,000 of its outstanding debt which will commence upon the maturity in September 2009 of the existing swap for the notional amount of $84,800,000 of its outstanding debt. Under the forward swap, the Company will pay fixed rate interest of 3.90% and receive floating rate interest amounts based on three-month Libor settings, exclusive of applicable margin. The forward swap matures in September 2013.

-	Notional amount of $144,700,000 with a fixed interest rate of 3.58% and maturity in October 2011.
The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an asset of $1,522,442 has been recorded in Other Assets in the Company’s balance sheet as of September 30, 2008, and liabilities of $15,379,722 and $13,531,883 have been recorded in Other Liabilities in the Company’s balance sheets as of September 30, 2008 and December 31, 2007, respectively.
Currency and Exchange Rates
     There have been no material changes from the “Currency and Exchange Rates” risk previously disclosed in our Form 10-K for the year ended December 31, 2007.
     At December 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.28 billion Japanese yen swapped into the equivalent of $104,259,998. During the nine months ended September 30, 2008, the Company made a progress payment in Japanese yen to the shipyard in Japan. At September 30, 2008, the Company had outstanding foreign currency forward contracts for notional amounts aggregating 10.9 billion Japanese yen swapped into the equivalent of $100,871,516.
     The Company records the fair value of the currency forwards as an asset or liability in its financial statements. The effective portion of the forward is recorded in accumulated other comprehensive income. Accordingly, an amount of $4,340,255 and $932,638 have been recorded in Other Assets in the accompanying balance sheets as of September 30, 2008 and December 31, 2007, respectively.
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
Item 1A — Risk Factors
     Since the disclosure of the risk factors in our Form 10-K for the year ended December 31, 2007, we are subject to the following additional material risks:
     Disruptions in world financial markets and the resulting governmental action of the United States and other countries could have a material adverse impact on our ability to obtain financing, our results of operations, financial condition and cash flows and could cause the market price of our common shares to decline. The United States and other countries are experiencing deteriorating economic trends and may be entering into a recession. For example, the credit markets worldwide and in the United States have experienced significant contraction, de-leveraging and reduced liquidity, and the United States government and foreign governments have either implemented or are considering a broad variety of governmental action and/or new regulation of the financial markets. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements.
     Recently, a number of financial institutions have experienced serious financial difficulties and, in some cases, have entered bankruptcy proceedings or are in regulatory enforcement actions. The uncertainty surrounding the future of the global credit markets has resulted in reduced access to credit worldwide and inability of many parties to obtain trade finance, including letters of credit, which, in turn has adversely affected dry bulk charter rates. While we are not aware of any event that would prevent us from drawing the full amounts available to us under our credit facility at this time, we face risks attendant to changes in economic environments, changes in interest rates, and instability in certain securities markets, among other factors. Major market disruptions and the current adverse changes in global market conditions, and the regulatory climate in the United States and worldwide, may adversely affect our business or impair our ability to borrow amounts under our credit facility or any future financial arrangements. The current market conditions may last longer than we anticipate. These recent and developing economic and governmental factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.
     In addition, since the disclosure of the risk factors in our Form 10-K for the year ended December 31, 2007, there have been material changes to the risk factors set forth under the headings “Charter hire rates for dry bulk vessels may decrease in the future, which may adversely affect our earnings” and “An economic slowdown in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations,” which are replaced in their entirety with the following:
     Charter hire rates for drybulk vessels have decreased significantly and may remain at low rates or further decrease in the future, which may adversely affect our earnings. The dry bulk shipping industry is cyclical with attendant volatility in charter hire rates and profitability. The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely. Since the middle of the third quarter of 2008, charter hire rates for Supramax and Handymax dry bulk vessels have decreased significantly and may remain at such levels for the foreseeable future. Fluctuations in charter rates result from changes in the supply and demand for vessel capacity and changes in the supply and demand for the major commodities carried by water internationally. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.
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
     We anticipate that the future demand for our dry bulk vessels will be dependent upon existing conditions in the world’s economies, seasonal and regional changes in demand, changes in the capacity of the global dry bulk fleet and the sources and supply of dry bulk cargo to be transported by sea. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.
     Our ability to re-charter our dry bulk vessels upon the expiration or termination of their current time charter or to charter our newbuildings upon their delivery to us, the charter rates payable under any renewal or replacement charters will depend upon, among other things, the current state of the dry bulk shipping market. If the dry bulk shipping market is in a period of depression when our vessels’ charters expire or when we take delivery of newbuildings, we may be forced to re-charter them at reduced rates, including rates whereby we incur a loss, which may reduce our earnings or make our earnings volatile.
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
     An economic slowdown in the Asia Pacific region could have a material adverse effect on our business, financial position and results of operations. We anticipate a significant number of the port calls made by our vessels will involve the loading or discharging of dry bulk commodities in ports in the Asia Pacific region. As a result, negative change in economic conditions in any Asia Pacific country, but particularly in China, may have an adverse effect on our business, financial position and results of operations, as well as our future prospects. In recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product, which has had a significant impact on shipping demand. Through the end of the third quarter of 2008, China’s gross domestic product was approximately 2.3% lower than it was during the same period in 2007, and it is likely that China and other countries in the Asia Pacific region will continue to experience slowed or even negative economic growth in the near future. Moreover, the current economic slowdown in the economies of the United States, the European Union and Asian countries may further adversely affect economic growth in China and elsewhere. Our business, financial position, results of operations, ability to pay dividends as well as our future prospects, would be materially and adversely affected by a longlasting or significant economic downturn in any of these countries.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3 — Defaults upon Senior Securities
     None.
Item 4 — Submission of Matters to a Vote of Security Holders
     None.
Item 5 — Other Information
     None.
Item 6 — Exhibits
EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company [1]

3.2	Amended and Restated Bylaws of the Company [1]

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock [2]

4.1	Form of Share Certificate of the Company [1]

4.2	Form of Senior Indenture [3]

4.3	Form of Subordinated Indenture [3]

4.4	Rights Agreement [2]

10.1	Amended and Restated Employment Agreement of Mr. Sophocles N. Zoullas, dated as of June 19, 2008 [4,6]

10.2	Amendatory Agreement, dated as of July 3, 2008, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger [5]

31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO

31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

[1]	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1, Registration No. 333-123817, filed on June 22, 2005.

[2]	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on November 13, 2007.

[3]	Incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-139745, filed on December 29, 2007.

[4]	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2008.

[5]	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2008.

[6]	Management contract or compensating plan.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EAGLE BULK SHIPPING INC.

By: /s/ Sophocles N. Zoullas

Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer
Date: November 7, 2008

By: /s/ Alan S. Ginsberg

Alan S. Ginsberg
Chief Financial Officer
and Treasurer
Date: November 7, 2008