Form 10-K
period 2008-12-31
Eagle Bulk Shipping Inc.
filed 2009-03-02
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
________________

Commission File Number 001-33831

EAGLE BULK SHIPPING INC.

(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98–0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
477 Madison Avenue New York, New York 10022 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (212) 785–2500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

The Common Stock is registered on the NASDAQ Stock Market LLC
(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-Accelerated filer ☐    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was 1,383,003,271 based on the closing price of $29.57 per share on the NASDAQ Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are “affiliates” of the registrant for purposes of the federal securities laws.)

As of March 2, 2009, 47,031,300 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed by the registrant within 120 days of December 31, 2008 in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.BUSINESS

Overview

Eagle Bulk Shipping Inc. (the “Company”, “we”, “us”, or “our”), incorporated under the laws of the Republic of the Marshall Islands (the “Marshall Islands”) and headquartered in New York City, is engaged primarily in the ocean transportation of a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. We operate in the Handymax sector of the dry bulk industry, with particular emphasis on the Supramax class of vessels. As of December 31, 2008, we owned and operated a modern fleet of 23 oceangoing vessels with a combined carrying capacity of 1,184,939 deadweight tons and an average age of approximately 6 years. We also have a Supramax vessel newbuilding program in China and Japan which commenced delivery of the constructed vessels in 2008 and is expected to continue until 2011. At the end of 2008, we had contracts for the construction of 24 Supramax vessels with a combined carrying capacity of 1,369,300 deadweight tons. During 2008, three vessels have been constructed and delivered into our fleet. The program also provides us with options for the construction of eight Supramax vessels with a combined carrying capacity of 464,000 deadweight tons. Upon delivery of the last contracted newbuilding vessel in 2011, our total fleet will consist of 47 vessels with a combined carrying capacity of 2.55 million dwt.

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

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report on Form 10-K begins on page 25. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

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

Management of Our Fleet

Our New York City based management team, with in excess of 20 years of experience in the shipping industry primarily focused on the sub-Panamax dry bulk sectors, such as Supramax, Handymax and Handysize vessels, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is provided by unaffiliated third party managers, V.Ships, Wilhelmsen Ship Management (formerly Barber Ship Management), and Anglo Eastern International Ltd., which are three of the world’s largest providers of independent ship management and related services, and which we refer to as our technical managers. The management of our fleet includes the following functions:

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

Our Competitive Strengths and our Business Strategy

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

•
A fleet of Supramax dry bulk vessels. We specialize in the Supramax class of the Handymax sector of the dry bulk industry. Our operating fleet of 23 vessels at December 31, 2008 and contracts for the construction of 24 newbuilding vessels makes us one of the world’s largest fleets of vessels in the sector. We view Handymax vessels, especially the Supramax class of vessels, as a highly attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

- reduced volatility in charter rates;
- increased operating flexibility;
- ability to access more ports;
- ability to carry a more diverse range of cargoes; and
- broader customer base.

•
A modern, high quality fleet. The 23 Handymax vessels in our operating fleet at December 31, 2008 had an average age of approximately 6 years compared to an average age for the world Handymax dry bulk fleet of over 15 years. As of December 31, 2008, we have taken delivery of three Supramax newbuilding vessels and we are also constructing another 24 Supramax vessels. We also hold options for the construction of an additional 8 Supramax vessels which if exercised would deliver between 2010 and 2012. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese and Chinese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., and Oshima Shipbuilding Co., Ltd. The vessels under construction are being built at premier shipyards in Japan, IHI Marine United, and China, Yangzhou Dayang Shipbuilding Co. Ltd.

•
A fleet of sister and similar ships allows us to maintain low cost, highly efficient operations. Our current operating fleet of 23 vessels includes 8 identical sister ships built at the Mitsui shipyard based upon the same design specifications, 2 identical sister ships built at Dayang shipyard, and 3 similar ships built at the Oshima shipyard that use many of the same parts and equipment. Our newbuilding fleet of 24 vessels to be constructed includes three sets of sister vessels - four 56,000 dwt sister ships from IHI Marine United, three 53,100 dwt sister ships and seventeen 58,000 dwt sister ships from Yangzhou Dayang Shipbuilding Co. Ltd. Operating sister and similar ships provides us with operational and scheduling flexibility, efficiencies in employee training and lower inventory and maintenance expenses. We believe that this should allow us both to increase revenue and lower operating costs. We intend to actively monitor and control vessel operating expenses while maintaining the high quality of our fleet through regular inspection and maintenance programs. We also intend to take advantage of savings that result from the economies of scale that the third party technical managers provide us through access to bulk purchasing of supplies, quality crew members and a global service network of engineers, naval architects and port captains.

•
A medium-to long-term fixed-rate time charter program. We have entered into time charter employment contracts for a substantial portion of our fleet and these charters provide for fixed semi-monthly payments in advance. A significant proportion of our charters on the vessels in our operating fleet range in length from one to three years, while 19 of the 24 newbuilding vessels will enter into charters averaging approximately 6 years duration upon their delivery. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters. Our use of time charters also mitigates in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year and weaker in the second and third quarters. Our time charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

•
Expand our fleet through selective acquisitions of dry bulk vessels. We intend to continue to grow our fleet through timely and selective acquisitions of additional vessels in a manner that is accretive to earnings. We expect to focus primarily in the Handymax sector of the dry bulk shipping industry, and in particular on Supramax class vessels. We may also consider acquisitions of other sizes of dry bulk vessels, including Handysize vessels, but not tankers.

Our Fleet

Our operating fleet consists of 23 vessels, which includes 3 newly constructed vessels. We are also constructing an additional 24 vessels under our newbuilding program. The following tables presents certain information concerning our fleet as of December 31, 2008:

No. of Vessels	Dwt	Vessel Type	Delivery	Employment

Vessels in Operation
23 Vessels	1,184,939	20 Supramax		Time Charter
		3 Handymax		Time Charter
Vessels to be delivered
3 Vessels	159,300	53,100 dwt series Supramax	2009-2010	2 Vessels on Time Charter and 1 Vessel Charter Free
4 Vessels	224,000	56,000 dwt series Supramax	2009-2010	1 Vessel on Time Charter and 3 Vessels Charter Free
17 Vessels	986,000	58,000 dwt series Supramax	2009-2011	17 Vessels on Time Charter

All vessels in our fleet are fitted with cargo cranes and cargo grabs. All of our vessels are flagged in the Marshall Islands. We own each of our vessels through a separate wholly owned Republic of Marshall Islands subsidiary.

Operating Fleet:

Our operating fleet consists of 23 vessels and these vessels are all employed on time charters. The following table represents certain information about the Company’s operating fleet:

Vessel	Year Built	Dwt	Time Charter Employment (expiry range)(1)

Cardinal	2004	55,362	June 2009 to September 2009

Condor	2001	50,296	May 2010 to July 2010

Falcon	2001	51,268	April 2010 to June 2010

Griffon	1995	46,635	March 2009

Harrier	2001	50,296	June 2009 to September 2009

Hawk I	2001	50,296	April 2009 to June 2009

Heron	2001	52,827	January 2011 to May 2011

Jaeger	2004	52,248	October 2009 to January 2010

Kestrel I	2004	50,326	February 2009 to April 2009

Kite	1997	47,195	September 2009 to January 2010

Merlin	2001	50,296	December 2010 to March 2011

Osprey I	2002	50,206	October 2009 to December 2009

Peregrine	2001	50,913	Dec 2009 to Mar 2010

Sparrow	2000	48,225	February 2010 to May 2010

Tern	2003	50,200	December 2009 to February 2010

Shrike	2003	53,343	May 2010 to August 2010

Skua	2003	53,350	August 2010 to September 2010

Kittiwake	2002	53,146	July 2009 to September 2009

Goldeneye	2002	52,421	May 2009 to July 2009

Wren	2008	53,349	December 2018 to April 2019

Redwing	2007	53,411	August 2009 to October 2009

Woodstar	2008	53,390	December 2018 to April 2019

Crowned Eagle	2008	55,940	September 2009 to December 2009

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the conclusion of the charter.

Newbuilding Acquisitions

We have has contracts for the construction of a fleet of Supramax vessels in Japan and China which have begun delivering into our operating fleet. The newbuilding program in Japan consists of a total of five vessels, of which one vessel has been delivered in 2008. The newbuilding program in China calls for construction of 22 vessels, of which two vessels have been delivered in 2008, and options for the construction of 8 additional vessels.

Newbuilding Vessels – Japan:

In November 2006, we entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two ‘Future-56’ class Supramax vessels, GOLDEN EAGLE and IMPERIAL EAGLE. These 56,000 deadweight ton vessels are expected to be delivered in January and February of 2010.

In March 2007, we entered into two contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of the CROWNED EAGLE and CRESTED EAGLE, two ‘Future-56’class Supramax 56,000, deadweight ton vessels. The Crowned Eagle was constructed and delivered into our fleet in November 2008. We took delivery of the Crested Eagle in January 2009.

In April 2007, we entered into a contract with the same shipyard for the construction of the STELLAR EAGLE, also a ‘Future-56’class Supramax 56,000 deadweight ton vessel, which is expected to be delivered in March 2009.

Newbuilding Vessels – China:

During the third quarter of 2007, we acquired the rights to 26 Supramax newbuilding vessels from Kyrini Shipping Inc., an unrelated privately held Greek shipping company. Five of these Supramax vessels are of the 53,100 deadweight ton category, while the remaining 21 are of the 58,000 deadweight ton category. These vessels are being built at a shipyard in China and are expected to be delivered by 2012. Of these 26 vessels, 21 vessels are secured by long-term charters through 2018.  The Company also received options for 9 additional 58,000 dwt Supramax newbuilding vessels from the shipyard in China. On December 27, 2007, the Company exercised four of the nine options, and the options for the remaining five vessels expired on March 31, 2008. The Company took delivery of the first of these 30 vessels, WREN, in June 2008. Subsequent to the delivery of the second vessel, WOODSTAR, in October 2008, the Company amended its newbuilding program with the shipyard and converted the firm contracts on eight unchartered vessels into options. Furthermore, the delivery of the ninth unchartered vessel was delayed from September 2009 to November 2010.

The following table represents certain information about the Company’s newbuilding fleet, at December 31, 2008:

Vessel	Dwt	Year Built - Expected Delivery (1)	Time Charter Employment (2)
Crested Eagle(3)	56,000	Jan 2009	Dec 2009 to March 2010
Stellar Eagle	56,000	Mar 2009	Charter Free
Bittern	58,000	Aug 2009	Aug 2009 to Dec 2018/Apr 2019
Canary	58,000	Oct 2009	Oct 2009 to Dec 2018/Apr 2019
Thrasher	53,100	Dec 2009	Dec 2009 to Dec 2018/Apr 2019
Crane	58,000	Oct 2009	Oct 2009 to Dec 2018/Apr 2019
Avocet	53,100	Feb 2010	Feb 2010 to Dec 2018/Apr 2019
Egret (3)	58,000	Oct 2009	Oct 2009 to Sep 2012/Jan 2013
Golden Eagle	56,000	Jan 2010	Charter Free
Gannet (3)	58,000	Jan 2010	Jan 2010 to Oct 2012/ Feb 2013
Imperial Eagle	56,000	Feb 2010	Charter Free
Grebe(3)	58,000	Feb 2010	Feb 2010 to Nov 2012/Mar 2013
Ibis (3)	58,000	Mar 2010	Mar 2010 to Dec 2012/Apr 2013
Jay	58,000	May 2010	May 2010 to Dec 2018/Apr 2019
Kingfisher	58,000	June 2010	June 2010 to Dec 2018/Apr 2019
Martin	58,000	Jul 2010	Jul 2010 to Dec 2016/Dec 2017
Thrush	53,100	Nov 2010	Charter Free
Nighthawk	58,000	Mar 2011	Mar 2011 to Sep 2017/Sep 2018
Oriole	58,000	Jul 2011	Jul 2011 to Jan 2018/Jan 2019
Owl	58,000	Aug 2011	Aug 2011 to Feb 2018/Feb 2019
Petrel (3)	58,000	Sep 2011	Sep 2011 to Jun 2014/Oct 2014
Puffin (3)	58,000	Oct 2011	Oct 2011 to Jul 2014/Nov 2014
Roadrunner (3)	58,000	Nov 2011	Nov 2011 to Aug 2014/Dec 2014
Sandpiper (3)	58,000	Dec 2011	Dec 2011 to Sep 2014/Jan 2015

CONVERTED INTO OPTIONS
Snipe	58,000	Jan 2012	Charter Free
Swift	58,000	Feb 2012	Charter Free
Raptor	58,000	Mar 2012	Charter Free
Saker	58,000	Apr 2012	Charter Free
Besra (4)	58,000	Oct 2011	Charter Free
Cernicalo (4)	58,000	Jan 2011	Charter Free
Fulmar (4)	58,000	Jul 2011	Charter Free
Goshawk (4)	58,000	Sep 2011	Charter Free

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon conclusion of the charter.
(3)	The charterer has an option to extend the charter by one or two periods of 11 to 13 months each.
(4)	Options for construction declared on December 27, 2007. Firm contracts converted back to options in December 2008.

Nature of Business

Our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium- to long-term time charters. A significant proportion of the time charters on our operating fleet range in length from one to three years.  Similarly, 20 of the 24 newbuilding vessels are scheduled to enter into time charters averaging approximately 6 years duration from their delivery. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

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

Our Customers

Our customers include international companies such as Norden A/S, Korea Line, Ltd., Western Bulk ASA, Clipper Bulk, Pacific Basin, BHP, San Juan Navigation, J. Lauritzen, Hanjin, HMM and Cosco. Our assessment of a charterer’s financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. In 2008, four customers individually accounted for more than 10% of our time charter revenue.

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

We currently have a total of 42 shore-based personnel, including our senior management team.

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

In accordance with our strategy, we have entered into time charters for all 23 of our vessels currently in the operating fleet and 20 of the 24 vessels under construction. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve higher utilization rates than if our vessels were employed on the shorter term voyage charters or on the spot market.

We regularly monitor the dry bulk shipping market and, based on market conditions, when a time charter ends, we may consider taking advantage of short-term charter rates. In such cases we will arrange voyage charters for those vessels that we will operate in the spot market. Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. All operating costs are borne by the owner of the vessel. A single voyage charter is often referred to as a “spot market” charter, which generally lasts from two to ten weeks. Operating vessels in the spot market may afford greater speculative opportunity to capitalize on fluctuations in the spot market; when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control. If the markets are especially weak for protracted periods, there is a risk that vessels in the spot market may spend time idle waiting for business, or may have to be “laid up”.

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

•
Supervising our third party technical managers. We regularly monitor the expenditures, crewing, and maintenance of our vessels by our technical managers, V Ships and Wilhemsen Ship Management, and Anglo Eastern International Ltd. Our management team has direct experience with vessel operations, repairs, drydockings and vessel construction.

Technical Management

The technical management of our fleet is provided by our unaffiliated third party technical managers, V.Ships, Wilhelmsen Ship Management, and Anglo Eastern International Ltd., that we believe are three of the world’s largest providers of independent ship management and related services. We review the performance of our managers on an annual basis and may add or change technical managers.

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

We currently crew our vessels primarily with officers and seamen from Ukraine and Romania who are supplied by our managers. As of December 31, 2008, we employed a total of 495 officers and seamen on the 23 vessels in our operating fleet. Each technical manager handles each seaman’s training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with international regulations and shipping conventions. Additionally, our seafaring employees perform most commissioning work and assist in supervising work at shipyards and drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. No international collective bargaining agreements to which we are a party are set to expire within two years.

We pay our technical managers a monthly fee per vessel plus actual costs incurred by our vessels. These monthly fees averaged $9,041 per vessel in 2008, $8,906 per vessel in 2007, and $8,583 per vessel in 2006.

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

Environmental and Other Regulations

Government regulation significantly affects the ownership and operation of our vessels. We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (United States Coast Guard, harbor master or equivalent), classification societies; flag state administrations (country of registry) and charterers, particularly terminal operators. Certain of these entities require us to obtain permits, licenses and certificates for the operation of our vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the dry bulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.  In addition, a future serious marine incident that causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

International Maritime Organization

The International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by ships, or the IMO, has adopted the International Convention for the Prevention of Marine Pollution, 1973, as modified by the related Protocol of 1978 relating thereto, which has been updated through various amendments, or the MARPOL Convention. The MARPOL Convention establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. The IMO adopted regulations that set forth pollution prevention requirements applicable to dry bulk carriers. These regulations have been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.

In September 1997, the IMO adopted Annex VI to the MARPOL Convention, Regulations for the Prevention of Pollution from Ships, to address air pollution from ships. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits deliberate emissions of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks, and the shipboard incineration of specific substances. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. We believe that all our vessels are currently compliant in all material respects with these regulations. In October 2008, the IMO adopted amendments to Annex VI regarding nitrogen oxide and sulfur oxide emissions standards which are expected to enter into force on July 1, 2010. The amended Annex VI would reduce air pollution from vessels by, among other things, (i) implementing a progressive reduction of sulfur oxide emissions from ships, with the global sulfur cap reduced initially to 3.50% (from the current cap of 4.50%), effective from January 1, 2012, then progressively to 0.50%, effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018; and (ii) establishing new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. Once these amendments become effective, we may incur costs to comply with these revised standards. Also in October 2008, the United States became a party to the MARPOL Convention by depositing an instrument of ratification with the IMO for the amended Annex VI, thereby rendering U.S. air emissions standards equivalent to IMO requirements.

Safety Management System Requirements

The operation of our vessels is also affected by the requirements set forth in the IMO’s International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships. The IMO periodically revises the SOLAS and LL Convention standards. We believe that all our vessels are in material compliance with SOLAS and LL Convention standards.

Under Chapter IX of SOLAS, the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, our operations are also subject to environmental standards and requirements contained in the ISM Code promulgated by the IMO. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, all of the vessels in our operating fleet are ISM code-certified.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. Our appointed ship managers have obtained documents of compliance for their offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. The document of compliance, or the DOC, and ship management certificate, or the SMC, are renewed every five years but the DOC is subject to audit verification annually and the SMC at least every 2.5 years.

Pollution Control and Liability Requirements

IMO has negotiated international conventions that impose liability for oil pollution in international waters and the territorial waters of the signatory to such conventions. For example, IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with mandatory concentration limits. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping. To date there has not been sufficient adoption of this standard for it to take force.

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended in 2000, or the CLC. Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain defenses.  The limits on liability outlined in the 1992 Protocol use the International Monetary Fund currency unit of Special Drawing Rights, or SDR. Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels between 5,000 and 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability is limited to approximately $6.69 million (4.51 million SDR) plus $937 (631 SDR) for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability is limited to $133.24 million (89.77 million SDR).  As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates of 0.673737 SDR per U.S. dollar on February 23, 2009. The right to limit liability is forfeited under the CLC where the spill is caused by the ship owner’s actual fault and under the 1992 Protocol where the spill is caused by the ship owner’s intentional or reckless conduct. Vessels trading with states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that of the convention. We believe that our protection and indemnity insurance will cover the liability under the plan adopted by the IMO.

In March 2006, the IMO amended Annex I to MARPOL, including a new regulation relating to oil fuel tank protection, which became effective August 1, 2007.  The new regulation will apply to various ships delivered on or after August 1, 2010.  It includes requirements for the protected location of the fuel tanks, performance standards for accidental oil fuel outflow, a tank capacity limit and certain other maintenance, inspection and engineering standards.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention, which became effective on November 21, 2008, requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended).  With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

IMO regulations also require owners and operators of vessels to adopt Ship Oil Pollution Emergency Plans. Periodic training and drills for response personnel and for vessels and their crews are required.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the Anti-fouling Convention.  The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels after September 1, 2003.  The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds.  Vessels of over 400 gross tons engaged in international voyages must obtain an International Anti-fouling System Certificate and undergo a survey before the vessel is put into service or when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

Compliance Enforcement

The flag state, as defined by the United Nations Convention on Law of the Sea, has overall responsibility for the implementation and enforcement of international maritime regulations for all ships granted the right to fly its flag. The “Shipping Industry Guidelines on Flag State Performance” evaluates flag states based on factors such as sufficiency of infrastructure, ratification of international maritime treaties, implementation and enforcement of international maritime regulations, supervision of surveys, casualty investigations and participation at IMO meetings. Our vessels are flagged in the Marshall Islands. Marshall Islands-flagged vessels have historically received a good assessment in the shipping industry.  We recognize the importance of a credible flag state and do not intend to use flags of convenience or flag states with poor performance indicators.

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively. As of the date of this report, each of our vessels is ISM Code certified.  However, there can be no assurance that such certificate will be maintained.

The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its two hundred nautical mile exclusive economic zone.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea.  Both OPA and CERCLA impact our operations.

Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•	natural resources damage and the costs of assessment thereof;

•	real and personal property damage;

•	net loss of taxes, royalties, rents, fees and other lost revenues;

•	lost profits or impairment of earning capacity due to property or natural resources damage;

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards; and

•	loss of subsistence use of natural resources.

Under amendments to OPA that became effective on July 11, 2006, the liability of responsible parties is limited to the greater of $950 per gross ton or $0.8 million per non-tank (e.g. dry bulk) vessel that is over 300 gross tons (subject to periodic adjustment for inflation). CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $0.5 million for any other vessel.  These limits of liability do not apply if an incident was directly caused by violation of applicable U.S. federal safety, construction or operating regulations or by a responsible party’s gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage it could have an adverse effect on our business and results of operation.

OPA also requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under OPA and CERCLA.  On October 17, 2008, the U.S. Coast Guard regulatory requirements under OPA and CERCLA were amended to require evidence of financial responsibility in amounts that reflect the higher limits of liability imposed by the 2006 amendments to OPA, as described above. The increased amounts became effective on January 15, 2009.  In addition, on September 24, 2008, the U.S. Coast Guard proposed adjustments to the limits of liability for non-tank vessels that would further increase the limits to the greater of $1,000 per gross ton or $848,000 and establish a procedure for adjusting the limits for inflation every three years.  The Coast Guard is currently soliciting comments on the proposal.  Under the regulations, vessel owners and operators may evidence their financial responsibility by showing proof of insurance, surety bond, self-insurance or guaranty. Under OPA, an owner or operator of a fleet of vessels is required only to demonstrate evidence of financial responsibility in an amount sufficient to cover the vessels in the fleet having the greatest maximum liability under OPA.

The U.S. Coast Guard’s regulations concerning certificates of financial responsibility provide, in accordance with OPA, that claimants may bring suit directly against an insurer or guarantor that furnishes certificates of financial responsibility. In the event that such insurer or guarantor is sued directly, it is prohibited from asserting any contractual defense that it may have had against the responsible party and is limited to asserting those defenses available to the responsible party and the defense that the incident was caused by the willful misconduct of the responsible party. Certain organizations, which had typically provided certificates of financial responsibility under pre-OPA laws, including the major protection and indemnity organizations, have declined to furnish evidence of insurance for vessel owners and operators if they are subject to direct actions or are required to waive insurance policy defenses.

The U.S. Coast Guard’s financial responsibility regulations may also be satisfied by evidence of surety bond, guaranty or by self-insurance. Under the self-insurance provisions, the ship owner or operator must have a net worth and working capital, measured in assets located in the United States against liabilities located anywhere in the world, that exceeds the applicable amount of financial responsibility. We have complied with the U.S. Coast Guard regulations by providing a certificate of responsibility from third party entities that are acceptable to the U.S. Coast Guard evidencing sufficient self-insurance.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states, which have enacted such legislation, have not yet issued implementing regulations defining vessels owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.  We believe that we are in substantial compliance with all applicable existing state requirements.  In addition, we intend to comply with all future applicable state regulations in the ports where our vessels call.

Other Environmental Initiatives

The U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In addition, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The U.S. Environmental Protection Agency, or EPA, historically exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. waters from CWA permitting requirements. However, on March 31, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in the EPA’s regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, and directed the EPA to develop a system for regulating all discharges from vessels by that date. The District Court’s decision was affirmed by the Ninth Circuit Court of Appeals on July 23, 2008. The Ninth Circuit’s ruling meant that owners and operators of vessels traveling in U.S. waters would soon be required to comply with the CWA permitting program to be developed by the EPA or face penalties.

In response to the invalidation and removal of the EPA’s vessel exemption by the Ninth Circuit, the EPA has enacted rules governing the regulation of ballast water discharges and other discharges incidental to the normal operation of vessels within U.S. waters. Under the new rules, which took effect February 6, 2009, commercial vessels 79 feet in length or longer (other than commercial fishing vessels), or Regulated Vessels, are required to obtain a CWA permit regulating and authorizing such normal discharges. This permit, which the EPA has designated as the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels, or VGP, incorporates the current U.S. Coast Guard requirements for ballast water management as well as supplemental ballast water requirements, and includes limits applicable to 26 specific discharge streams, such as deck runoff, bilge water and gray water.

For each discharge type, among other things, the VGP establishes effluent limits pertaining to the constituents found in the effluent, including best management practices, or BMPs, designed to decrease the amount of constituents entering the waste stream. Unlike land-based discharges, which are deemed acceptable by meeting certain EPA-imposed numerical effluent limits, each of the 26 VGP discharge limits is deemed to be met when a Regulated Vessel carries out the BMPs pertinent to that specific discharge stream. The VGP imposes additional requirements on certain Regulated Vessel types, that emit discharges unique to those vessels. Administrative provisions, such as inspection, monitoring, recordkeeping and reporting requirements are also included for all Regulated Vessels.

In addition, pursuant to §401 of the CWA which requires each state to certify federal discharge permits such as the VGP, certain states have enacted additional discharge standards as conditions to their certification of the VGP. These local standards bring the VGP into compliance with more stringent state requirements, such as those further restricting ballast water discharges and preventing the introduction of non-indigenous species considered to be invasive. The VGP and its state-specific regulations and any similar restrictions enacted in the future will increase the costs of operating in the relevant waters.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or the CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our vessels that operate in such port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these requirements. The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Several SIPs regulate emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. As indicated above, our vessels operating in covered port areas are already equipped with vapor recovery systems that satisfy these existing requirements.

As referenced above, the amended Annex VI to the IMO’s MARPOL Convention, which addresses air pollution from ships, was ratified by the United States on October 9, 2008 and entered into force domestically on January 8, 2009. The EPA and the state of California, however, have each proposed more stringent regulations of air emissions from ocean-going vessels. On July 24, 2008, the California Air Resources Board of the State of California, or CARB, approved clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters. The new CARB regulations require such vessels to use low sulfur marine fuels rather than bunker fuel. By July 1, 2009, such vessels are required to switch either to marine gas oil with a sulfur content of no more than 1.5% or marine diesel oil with a sulfur content of no more than 0.5%. By 2012, only marine gas oil and marine diesel oil fuels with 0.1% sulfur will be allowed. CARB unilaterally approved the new regulations in spite of legal defeats at both the district and appellate court levels, but more legal challenges are expected to follow. If CARB prevails and the new regulations go into effect as scheduled on July 1, 2009, in the event our vessels were to travel within such waters, these new regulations would require significant expenditures on low-sulfur fuel and would increase our operating costs. Finally, although the more stringent CARB regime was technically superseded when the United States ratified and implemented the amended Annex VI, the possible declaration of various U.S. coastal waters as Emissions Control Areas may in turn bring U.S. emissions standards into line with the new CARB regulations, which would cause us to incur further costs.

The U.S. National Invasive Species Act, or NISA, was enacted in 1996 in response to growing reports of harmful organisms being released into U.S. ports through ballast water taken on by ships in foreign ports. NISA established a ballast water management program for ships entering U.S. waters. Under NISA, mid-ocean ballast water exchange is voluntary, except for ships heading to the Great Lakes or Hudson Bay, or vessels engaged in the foreign export of Alaskan North Slope crude oil. However, NISA’s reporting and record-keeping requirements are mandatory for vessels bound for any port in the United States. Although ballast water exchange is the primary means of compliance with the act’s guidelines, compliance can also be achieved through the retention of ballast water on board the ship, or the use of environmentally sound alternative ballast water management methods approved by the U.S. Coast Guard. If the mid-ocean ballast exchange is made mandatory throughout the United States, or if water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers. Although we do not believe that the costs of compliance with a mandatory mid-ocean ballast exchange would be material, it is difficult to predict the overall impact of such a requirement on the dry bulk shipping industry. The U.S. House of Representatives has recently passed a bill that amends NISA by prohibiting the discharge of ballast water unless it has been treated with specified methods or acceptable alternatives. Similar bills have been introduced in the U.S. Senate, but we cannot predict which bill, if any, will be enacted into law. In the absence of federal standards, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management and permitting requirements. For instance, the state of California has recently enacted legislation extending its ballast water management program to regulate the management of “hull fouling” organisms attached to vessels and adopted regulations limiting the number of organisms in ballast water discharges. In addition, in November 2008 the Sixth Circuit affirmed a District Court’s dismissal of challenges to the state of Michigan’s ballast water management legislation mandating the use of various techniques for ballast water treatment. Other states may proceed with the enactment of similar requirements that could increase the costs of operating in state waters.

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act or comparable state, local or foreign requirements. In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may still be held liable for clean up costs under applicable laws.

European Union Regulations

In 2005, the European Union adopted a directive on ship-source pollution, imposing criminal sanctions for intentional, reckless or negligent pollution discharges by ships. The directive could result in criminal liability for pollution from vessels in waters of European countries that adopt implementing legislation.  Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change, or the Kyoto Protocol, entered into force. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol. However, the European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from vessels. In the United States, the Attorneys General from 16 states and a coalition of environmental groups in April 2008 filed a petition for a writ of mandamus, or petition, with the DC Circuit Court of Appeals, or the DC Circuit, to request an order requiring the EPA to regulate greenhouse gas emissions from ocean-going vessels under the Clean Air Act. Although the DC Circuit denied the petition in June 2008, any future passage of climate control legislation or other regulatory initiatives by the IMO, European Union or individual countries where we operate that restrict emissions of greenhouse gases could entail financial impacts on our operations that we cannot predict with certainty at this time.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security. The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or the ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel’s flag state. Among the various requirements are:

•
on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•	on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;

•	the development of vessel security plans;

•	ship identification number to be permanently marked on a vessel’s hull;

•
a continuous synopsis record kept onboard showing a vessel’s history including the name of the ship and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•	compliance with flag state security certification requirements.

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid International Ship Security Certificate attesting to the vessel’s compliance with SOLAS security requirements and the ISPS Code. Our managers intend to implement the various security measures addressed by MTSA, SOLAS and the ISPS Code, and we intend that our fleet will comply with applicable security requirements. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Inspection by Classification Societies

Every oceangoing vessel must be “classed” by a classification society. The classification society certifies that the vessel is “in class,” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

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

•
Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one-year grace period for completion of the special survey. Substa`ntial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. At an owner’s application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years. Vessels under five years of age can waive drydocking in order to increase available days and decrease capital expenditures, provided that the vessel is inspected underwater.

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a “recommendation” which must be rectified by the ship owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies, or IACS. All our vessels that we have purchased and may agree to purchase in the future must be certified as being “in class” prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, we have no obligation to take delivery of the vessel. We have all of our vessels, and intend to have all vessels that we acquire in the future, classed by IACS members.

Risk of Loss and Liability Insurance

General

The operation of any dry bulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills (e.g. fuel oil) and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the United States market.

While we maintain hull and machinery insurance, war risks insurance, loss of hire, protection and indemnity cover and freight, demurrage and defense cover for our operating fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life. Furthermore, while we believe that our present insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

       Hull & Machinery and War Risks Insurance

We maintain marine hull and machinery, war risks insurances, and loss of hire insurance, which cover the risk of actual or constructive total loss for all of our vessels. Our vessels are each covered up to at least their fair market value with deductibles of $75,000 - $100,000 per vessel per incident.

Protection and Indemnity Insurance

Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses resulting from the injury or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal. Protection and indemnity insurance is a form of mutual indemnity insurance, extended by protection and indemnity mutual associations, or “clubs.” Subject to the “capping” discussed below, our coverage, except for pollution, is unlimited.

Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident. The 13 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. As a member of a P&I Association, which is a member of the International Group, we are subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Competition

We compete with a large number of international fleets. The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 7,000 drybulk carriers aggregating approximately 418 million dwt, and the ownership of these vessels is divided among approximately 1,400 mainly private independent dry bulk vessel owners with no one shipping group owning or controlling more than 5.0% of the world dry bulk fleet. We primarily compete with other owners of dry bulk vessels in the Handymax class that are mainly privately owned fleets.

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

Tax Considerations

The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to owning common stock by a United States Holder or a non-United States Holder, each as defined below. This discussion does not purport to deal with the tax consequences of owning the common stock to all categories of investors, some of which (such as financial institutions, regulated investment companies, real estate investment trusts, tax-exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in pass-through entities, dealers in securities or currencies, persons who own 10% or more of our common stock and investors whose functional currency is not the United States dollar) may be subject to special rules. This discussion deals only with holders who own the common stock as a capital asset. Shareholders are encouraged to consult their own tax advisors concerning the overall tax consequences arising in their own particular situation under United States federal, state, local or foreign law of the ownership of our common stock.

Marshall Islands Tax Considerations

In the opinion of Seward & Kissel LLP, the following are the material Marshall Islands tax consequences of our activities to us and shareholders of our common stock. We are incorporated in the Marshall Islands. Under current Marshall Islands law, we are not subject to tax on income or capital gains, and no Marshall Islands withholding tax will be imposed upon payments of dividends by us to our shareholders.

United States Federal Income Tax Considerations

In the opinion of Seward & Kissel LLP, our United States counsel, the following are the material United States federal income tax consequences to us of our activities and to United States Holders and to Non-United States Holders of our common stock. The following discussion of United States federal income tax matters is based on the Internal Revenue Code of 1986, as amended, or the Code, judicial decisions, administrative pronouncements, and existing and proposed regulations issued by the United States Department of the Treasury, all of which are subject to change, possibly with retroactive effect. In addition, the discussion below is based, in part, on the description of our business as described in ‘‘Business’’ in this annual report and assumes that we conduct our business as described in that section.

We have made, or will make, special United States federal income tax elections in respect of each of our ship owning or operating subsidiaries that is potentially subject to tax as a result of deriving income attributable to the transportation of cargoes to or from the United States. The effect of the special U.S. tax elections is to ignore or disregard the subsidiaries for which elections have been made as separate taxable entities and to treat them as part of their parent, the ‘‘Company.’’ Therefore, for purposes of the following discussion, the Company, and not the subsidiaries subject to this special election, will be treated as the owner and operator of the vessels and as receiving the income therefrom.

United States Federal Income Taxation of Our Company

Taxation of Operating Income: In General

The Company currently earns, and we anticipate that the Company will continue to earn, substantially all its income from the hiring or leasing of vessels for use on a time or voyage charter basis or from the performance of services directly related to those uses, all of which we refer to as ‘‘shipping income.’’

Unless exempt from United States federal income taxation under the rules of Section 883 of the Code, or Section 883, as discussed below, a foreign corporation such as ourselves will be subject to United States federal income taxation on its ‘‘shipping income’’ that is treated as derived from sources within the United States, to which we refer as ‘‘United States source shipping income.’’ For tax purposes, ‘‘United States source shipping income’’ includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

Shipping income attributable to transportation exclusively between non-United States ports will be considered to be 100% derived from sources outside the United States. Shipping income derived from sources outside the United States will not be subject to any United States federal income tax.

Shipping income attributable to transportation exclusively between United States ports is considered to be 100% derived from United States sources. However, the Company is not permitted by United States law to engage in the transportation of cargoes that produces 100% United States source income.

Unless exempt from tax under Section 883, the Company’s gross United States source shipping income would be subject to a 4% tax imposed without allowance for deductions as described below.

Exemption of Operating Income from United States Federal Income Taxation

Under Section 883 and the regulations thereunder, a foreign corporation will be exempt from United States federal income taxation on its United States source shipping income if:

(1)
it is organized in a qualified foreign country, which is one that grants an ‘‘equivalent exemption’’ from tax to corporations organized in the United States in respect of each category of shipping income for which exemption is being claimed under Section 883 and to which we refer as the ‘‘Country of Organization Test;’’ and

(2)	one of the following tests is met:

(A)
more than 50% of the value of its shares is beneficially owned, directly or indirectly, by qualified shareholders, which as defined includes individuals who are ‘‘residents’’ of a qualified foreign country, to which we refer as the ‘‘50% Ownership Test;’’

(B)	its shares are ‘‘primarily and regularly traded on an established securities market’’ in a qualified foreign country or in the United States, to which we refer as the ‘‘Publicly-Traded Test;’’ or
(C)	it is a ‘‘controlled foreign corporation’’ and satisfies an ownership test, to which, collectively, we refer as the ‘‘CFC Test.’’

The Republic of the Marshall Islands, the jurisdiction where the Company is incorporated, has been officially recognized by the IRS as a qualified foreign country that grants the requisite ‘‘equivalent exemption’’ from tax in respect of each category of shipping income the Company earns and currently expects to earn in the future. Therefore, the Company will be exempt from United States federal income taxation with respect to its United States source shipping income if it satisfies any one of the 50% Ownership Test, the Publicly-Traded Test, or the CFC Test.

We believe that we currently satisfy the Publicly-Traded Test, as discussed below and we intend to take this position on our United States federal income tax returns for our 2008 taxable year. The Company does not currently anticipate a circumstance under which it would be able to satisfy the 50% Ownership Test or the CFC Test before or after the issuance of the common stock to which the registration statement of which this prospectus forms a part relates.

Publicly-Traded Test

The regulations under Section 883 provide, in pertinent part, that shares of a foreign corporation will be considered to be ‘‘primarily traded’’ on an established securities market in a country if the number of shares of each class of shares that are traded during any taxable year on all established securities markets in that country exceeds the number of shares in each such class that are traded during that year on established securities markets in any other single country. The Company’s common stock, which will be its sole class of issued and outstanding shares, are ‘‘primarily traded’’ on the Nasdaq Global Select Market.

Under the regulations, the Company’s common stock will be considered to be ‘‘regularly traded’’ on an established securities market if one or more classes of its shares representing more than 50% of its outstanding shares, by both total combined voting power of all classes of shares entitled to vote and total value, are listed on such market, to which we refer as the ‘‘listing threshold.’’ Since all our common stock are listed on the Nasdaq Global Select Market, we believe that we satisfy the listing threshold.

It is further required that with respect to each class of shares relied upon to meet the listing threshold, (i) such class of shares is traded on the market, other than in minimal quantities, on at least 60 days during the taxable year or one-sixth of the days in a short taxable year; and (ii) the aggregate number of shares of such class of shares traded on such market during the taxable year is at least 10% of the average number of shares of such class of shares outstanding during such year or as appropriately adjusted in the case of a short taxable year. We believe the Company will satisfy the trading frequency and trading volume tests. Even if this were not the case, the regulations provide that the trading frequency and trading volume tests will be deemed satisfied if, as is the case with the Company’s common stock, such class of shares is traded on an established market in the United States and such shares are regularly quoted by dealers making a market in such shares.

Notwithstanding the foregoing, the regulations provide, in pertinent part, that a class of shares will not be considered to be ‘‘regularly traded’’ on an established securities market for any taxable year in which 50% or more of the vote and value of the outstanding shares of such class are owned, actually or constructively under specified share attribution rules, on more than half the days during the taxable year by persons who each own 5% or more of the vote and value of such class of outstanding shares, to which we refer as the ‘‘5 Percent Override Rule.’’

For purposes of being able to determine the persons who actually or constructively own 5% or more of the vote and value of the Company’s common stock, or ‘‘5% Shareholders,’’ the regulations permit the Company to rely on those persons that are identified on Schedule 13G and Schedule 13D filings with the Commission, as owning 5% or more of the Company’s common stock. The regulations further provide that an investment company which is registered under the Investment Company Act of 1940, as amended, will not be treated as a 5% Shareholder for such purposes.

In the event the 5 Percent Override Rule is triggered, the regulations provide that the 5 Percent Override Rule will nevertheless not apply if the Company can establish that within the group of 5% Shareholders, there are sufficient qualified shareholders for purposes of Section 883 to preclude non-qualified shareholders in such group from owning 50% or more of the Company’s common stock for more than half the number of days during the taxable year, which we refer to as the ‘‘5 Percent Override Exception.’’

The Company does not believe that it is currently subject to the 5 Percent Override Rule. Therefore, the Company believes that it currently qualifies for the Publicly-Traded Test. However, there is no assurance that the Company will continue to satisfy the Publicly-Traded Test. For example, the Company’s shareholders could change in the future, and thus the Company could become subject to the 5 Percent Override Rule.

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company’s United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ‘‘effectively connected’’ with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company’s shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $1,400,000 per year. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

To the extent the Company’s United States source shipping income is considered to be ‘‘effectively connected’’ with the conduct of a United States trade or business, as described below, any such ‘‘effectively connected’’ United States source shipping income, net of applicable deductions, would be subject to United States federal income tax, currently imposed at rates of up to 35%. In addition, the Company may be subject to the 30% ‘‘branch profits’’ tax on earnings effectively connected with the conduct of such trade or business, as determined after allowance for certain adjustments, and on certain interest paid or deemed paid attributable to the conduct of the Company’s United States trade or business.

The Company’s United States source shipping income would be considered ‘‘effectively connected’’ with the conduct of a United States trade or business only if:

•	the Company has, or is considered to have, a fixed place of business in the United States involved in the earning of United States source shipping income; and

•
substantially all of the Company’s United States source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the United States.

The Company does not intend to have, or permit circumstances that would result in having, any vessel sailing to or from the United States on a regularly scheduled basis. Based on the foregoing and on the expected mode of the Company’s shipping operations and other activities, we believe that none of the Company’s United States source shipping income will be ‘‘effectively connected’’ with the conduct of a United States trade or business.

United States Taxation of Gain on Sale of Vessels

If the Company qualifies for exemption from tax under Section 883 in respect of the shipping income derived from the international operation of its vessels, then gain from the sale of any such vessel should likewise be exempt from tax under Section 883. If, however, the Company’s shipping income from such vessels does not for whatever reason qualify for exemption under Section 883 and assuming that any decision on a vessel sale is made from and attributable to the United States office of the Company, as we believe likely to be the case as the Company is currently structured, then any gain derived from the sale of any such vessel will be treated as derived from United States sources and subject to United States federal income tax as ‘‘effectively connected’’ income (determined under rules different from those discussed above) under the above described net income tax regime.

United States Federal Income Taxation of United States Holders

As used herein, the term ‘‘United States Holder’’ means a beneficial owner of common stock that is an individual United States citizen or resident, a United States corporation or other United States entity taxable as a corporation, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

If a partnership holds our common stock, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. If you are a partner in a partnership holding our common stock, you are encouraged to consult your tax advisor.

Distributions

Subject to the discussion of passive foreign investment companies below, any distributions made by the Company with respect to its common stock to a United States Holder will generally constitute dividends to the extent of the Company’s current or accumulated earnings and profits, as determined under United States federal income tax principles. Distributions in excess of such earnings and profits will be treated first as a nontaxable return of capital to the extent of the United States Holder’s tax basis in his common stock on a dollar-for-dollar basis and thereafter as capital gain. Because the Company is not a United States corporation, United States Holders that are corporations will not be entitled to claim a dividends received deduction with respect to any distributions they receive from us. Dividends paid with respect to the Company’s common stock will generally be treated as ‘‘passive category income’’ for purposes of computing allowable foreign tax credits for United States foreign tax credit purposes.

Dividends paid on the Company’s common stock to a United States Holder who is an individual, trust or estate (a ‘‘United States Non-Corporate Holder’’) will generally be treated as ‘‘qualified dividend income’’ that is taxable to such United States Non-Corporate Holder at preferential tax rates (through 2010) provided that (1) the common stock is readily tradable on an established securities market in the United States (such as the Nasdaq Global Select Market on which the Company’s common stock is traded); (2) the Company is not a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year (which we do not believe we have been, are or will be); (3) the United States Non-Corporate Holder has owned the common stock for more than 60 days in the 121-day period beginning 60 days before the date on which the common stock becomes ex-dividend; and (4) the United States Non-Corporate Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property.

There is no assurance that any dividends paid on the Company’s common stock will be eligible for these preferential rates in the hands of a United States Non-Corporate Holder, although we believe that they will be so eligible. Legislation has been previously introduced in the U.S. Congress which, if enacted in its present form, would preclude our dividends from qualifying for such preferential rates prospectively from the date of enactment. Any dividends out of earnings, and profits the Company pays, which are not eligible for these preferential rates will be taxed as ordinary income to a United States Non-Corporate Holder.

Special rules may apply to any ‘‘extraordinary dividend’’—generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder’s adjusted basis in a common share—paid by the Company. If the Company pays an ‘‘extraordinary dividend’’ on its common stock that is treated as ‘‘qualified dividend income,’’ then any loss derived by a United States Non-Corporate Holder from the sale or exchange of such common stock will be treated as long-term capital loss to the extent of such dividend.

Sale, Exchange or Other Disposition of Common Stock

Assuming the Company does not constitute a passive foreign investment company for any taxable year, a United States Holder generally will recognize taxable gain or loss upon a sale, exchange or other disposition of the Company’s common stock in an amount equal to the difference between the amount realized by the United States Holder from such sale, exchange or other disposition and the United States Holder’s tax basis in such stock. Such gain or loss will be treated as long-term capital gain or loss if the United States Holder’s holding period is greater than one year at the time of the sale, exchange or other disposition. Such capital gain or loss will generally be treated as United States source income or loss, as applicable, for United States foreign tax credit purposes. Long-term capital gains of United States Non-Corporate Holders are currently eligible for reduced rates of taxation. A United States Holder’s ability to deduct capital losses is subject to certain limitations.

Passive Foreign Investment Company Status and Significant Tax Consequences

Special United States federal income tax rules apply to a United States Holder that holds shares in a foreign corporation classified as a ‘‘passive foreign investment company’’ for United States federal income tax purposes. In general, the Company will be treated as a passive foreign investment company with respect to a United States Holder if, for any taxable year in which such holder holds the Company’s common stock, either

•	at least 75% of our gross income for such taxable year consists of passive income (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business); or

•	at least 50% of the average value of our assets during such taxable year produce, or are held for the production of, passive income.

Income earned, or deemed earned, by the Company in connection with the performance of services would not constitute passive income. By contrast, rental income would generally constitute ‘‘passive income’’ unless the Company was treated under specific rules as deriving its rental income in the active conduct of a trade or business.

Based on the Company’s current operations and future projections, we do not believe that the Company has been or is, nor do we expect the Company to become, a passive foreign investment company with respect to any taxable year. Although there is no legal authority directly on point, our belief is based principally on the position that, for purposes of determining whether the Company is a passive foreign investment company, the gross income it derives from its time chartering and voyage chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that the Company owns and operates in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether the Company is a passive foreign investment company. We believe there is substantial legal authority supporting our position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes.  In addition, we have obtained an opinion from our counsel, Seward & Kissel LLP, that, based upon the Company’s operations as described herein, its income from time charters and voyage charters should not be treated as passive income for purposes of determining whether it is a passive foreign investment company.  However, in the absence of any legal authority specifically relating to the statutory provisions governing passive foreign investment companies, the IRS or a court could disagree with our position. In addition, although the Company intends to conduct its affairs in a manner to avoid being classified as a passive foreign investment company with respect to any taxable year, we cannot assure you that the nature of its operations will not change in the future.

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

Taxation of United States Holders Making a ‘‘Mark-to-Market’’ Election

Alternatively, if the Company were to be treated as a passive foreign investment company for any taxable year and, as we anticipate, its shares are treated as ‘‘marketable stock,’’ a United States Holder would be allowed to make a ‘‘mark-to-market’’ election with respect to the Company’s common stock, provided the United States Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury regulations. If that election is made, the United States Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the common stock at the end of the taxable year over such holder’s adjusted tax basis in the common stock. The United States Holder would also be permitted an ordinary loss in respect of the excess, if any, of the United States Holder’s adjusted tax basis in the common stock over its fair market value at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. A United States Holder’s tax basis in his common stock would be adjusted to reflect any such income or loss amount. Gain realized on the sale, exchange or other disposition of the Company’s common stock would be treated as ordinary income, and any loss realized on the sale, exchange or other disposition of the common would be treated as ordinary loss to the extent that such loss does not exceed the net mark-to-market gains previously included by the United States Holder. No income inclusions under this election will be treated as ‘‘qualified dividend income.’’

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

•
the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which the Company was a passive foreign investment company, would be taxed as ordinary income and would not be ‘‘qualified dividend income;’’ and

•
the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

These special rules would not apply to a qualified pension, profit sharing or other retirement trust or other tax-exempt organization that did not borrow money or otherwise utilize leverage in connection with its acquisition of the Company’s common stock. If the Company is a passive foreign investment company and a Non-Electing Holder who is an individual dies while owning the Company’s common stock, such holder’s successor generally would not receive a step-up in tax basis with respect to such shares.

United States Federal Income Taxation of ‘‘Non-United States Holders’’

A beneficial owner of common stock (other than a partnership) that is not a United States Holder is referred to herein as a ‘‘Non-United States Holder.’’

If a partnership holds our common stock, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. If you are a partner in a partnership holding our common stock, you are encouraged to consult your tax advisor.

Dividends on Common Stock

Non-United States Holders generally will not be subject to United States federal income tax or withholding tax on dividends received from the Company with respect to its common stock, unless that income is effectively connected with the Non-United States Holder’s conduct of a trade or business in the United States. If the Non-United States Holder is entitled to the benefits of a United States income tax treaty with respect to those dividends, that income is taxable only if it is attributable to a permanent establishment maintained by the Non-United States Holder in the United States.

Sale, Exchange or Other Disposition of Common Stock

Non-United States Holders generally will not be subject to United States federal income tax or withholding tax on any gain realized upon the sale, exchange or other disposition of the Company’s common stock, unless:

•
the gain is effectively connected with the Non-United States Holder’s conduct of a trade or business in the United States (and, if the Non-United States Holder is entitled to the benefits of an income tax treaty with respect to that gain, that gain is attributable to a permanent establishment maintained by the Non-United States Holder in the United States); or

•	the Non-United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of disposition and other conditions are met.

If the Non-United States Holder is engaged in a United States trade or business for United States federal income tax purposes, the income from the common stock, including dividends and the gain from the sale, exchange or other disposition of the shares, that is effectively connected with the conduct of that trade or business will generally be subject to regular United States federal income tax in the same manner as discussed in the previous section relating to the taxation of United States Holders. In addition, if you are a corporate Non-United States Holder, your earnings and profits that are attributable to the effectively connected income, which are subject to certain adjustments, may be subject to an additional branch profits tax at a rate of 30%, or at a lower rate as may be specified by an applicable income tax treaty.

Backup Withholding and Information Reporting

In general, dividend payments, or other taxable distributions, made within the United States to you will be subject to information reporting requirements if you are a non-corporate United States Holder. Such payments or distributions may also be subject to backup withholding tax if you are a non-corporate United States Holder and you:

•	fail to provide an accurate taxpayer identification number;

•	are notified by the IRS that you have failed to report all interest or dividends required to be shown on your federal income tax returns; or

•	in certain circumstances, fail to comply with applicable certification requirements.

Non-United States Holders may be required to establish their exemption from information reporting and backup withholding by certifying their status on IRS Form W-8BEN, W-8ECI or W-8IMY, as applicable.

If you are a Non-United States Holder and you sell your common stock to or through a United States office of a broker, the payment of the proceeds is subject to both United States backup withholding and information reporting unless you certify that you are a non-United States person, under penalties of perjury, or you otherwise establish an exemption. If you sell your common stock through a non-United States office of a non-United States broker and the sales proceeds are paid to you outside the United States, then information reporting and backup withholding generally will not apply to that payment. However, United States information reporting requirements, but not backup withholding, will apply to a payment of sales proceeds, even if that payment is made to you outside the United States, if you sell your common stock through a non-United States office of a broker that is a United States person or has some other contacts with the United States. Such information reporting requirements will not apply, however, if the broker has documentary evidence in its records that you are a non-United States person and certain other conditions are met, or you otherwise establish an exemption.

Backup withholding tax is not an additional tax. Rather, you generally may obtain a refund of any amounts withheld under backup withholding rules that exceed your income tax liability by filing a refund claim with the IRS.

GLOSSARY OF SHIPPING TERMS

Following are definitions of shipping terms used in this Form 10-K.

Annual Survey—The inspection of a vessel by a classification society, on behalf of a flag state, that takes place every year.

Bareboat Charter—Also known as “demise charter.” Contract or hire of a ship under which the shipowner is usually paid a fixed amount of charter hire rate for a certain period of time during which the charterer is responsible for the operating costs and voyage costs of the vessel as well as arranging for crewing.

Bulk Vessels/Carriers—Vessels which are specially designed and built to carry large volumes of cargo in bulk cargo form.

Bunkers—Heavy fuel oil used to power a vessel’s engines.

Capesize—A dry bulk carrier in excess of 100,000 dwt.

Charter—The hire of a vessel for a specified period of time or to carry a cargo for a fixed fee from a loading port to a discharging port. The contract for a charter is called a charterparty.

Charterer—The individual or company hiring a vessel.

Charter Hire Rate—A sum of money paid to the vessel owner by a charterer under a time charterparty for the use of a vessel.

Classification Society—An independent organization which certifies that a vessel has been built and maintained in accordance with the rules of such organization and complies with the applicable rules and regulations of the country of such vessel and the international conventions of which that country is a member.

Deadweight Ton—”dwt”—A unit of a vessel’s capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel’s DWT or total deadweight is the total weight the vessel can carry when loaded to a particular load line.

Demise Charter—See bareboat charter

Draft—Vertical distance between the waterline and the bottom of the vessel’s keel.

Dry Bulk—Non-liquid cargoes of commodities shipped in an unpackaged state.

Drydocking—The removal of a vessel from the water for inspection and/or repair of submerged parts.

Gross Ton—Unit of 100 cubic feet or 2.831 cubic meters used in arriving at the calculation of gross tonnage.

Handymax—A dry bulk carrier of approximately 35,000 to 60,000 dwt.

Handysize—A dry bulk carrier having a carrying capacity of up to approximately 35,000 dwt.

Hull—The shell or body of a vessel.

International Maritime Organization—”IMO”—A United Nations agency that issues international trade standards for shipping.

Intermediate Survey—The inspection of a vessel by a classification society surveyor which takes place between two and three years before and after each Special Survey for such vessel pursuant to the rules of international conventions and classification societies.

ISM Code—The International Management Code for the Safe Operation of Ships and for Pollution Prevention, as adopted by the IMO.

Metric Ton—A unit of measurement equal to 1,000 kilograms.

Newbuilding—A newly constructed vessel.

OPA—The United States Oil Pollution Act of 1990 (as amended).

Orderbook—A reference to currently placed orders for the construction of vessels (e.g., the Panamax orderbook).

Panamax—A dry bulk carrier of approximately 60,000 to 100,000 dwt of maximum length, depth and draft capable of passing fully loaded through the Panama Canal.

Protection & Indemnity Insurance—Insurance obtained through a mutual association formed by shipowners to provide liability insurance protection from large financial loss to one member through contributions towards that loss by all members.

Scrapping—The disposal of old or damaged vessel tonnage by way of sale as scrap metal.

Short-Term Time Charter—A time charter which lasts less than approximately 12 months.

Sister Ships—Vessels of the same class and specification which were built by the same shipyard.

SOLAS—The International Convention for the Safety of Life at Sea 1974, as amended, adopted under the auspices of the IMO.

Special Survey—The inspection of a vessel by a classification society surveyor which takes place a minimum of every four years and a maximum of every five years.

Spot Market—The market for immediate chartering of a vessel usually for single voyages.

Strict Liability—Liability that is imposed without regard to fault.

Supramax—A new class of Handymax dry bulk carrier of approximately 50,000 to 60,000 dwt.

Time Charter—Contract for hire of a ship. A charter under which the ship-owner is paid charter hire rate on a per day basis for a certain period of time, the shipowner being responsible for providing the crew and paying operating costs while the charterer is responsible for paying the voyage costs. Any delays at port or during the voyages are the responsibility of the charterer, save for certain specific exceptions such as loss of time arising from vessel breakdown and routine maintenance.

Ton—A metric ton.

Voyage Charter—Contract for hire of a vessel under which a shipowner is paid freight on the basis of moving cargo from a loading port to a discharge port. The shipowner is responsible for paying both operating costs and voyage costs. The charterer is typically responsible for any delay at the loading or discharging ports.

Available Information

The Company makes available free of charge through its internet website, www.eagleships.com its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. You may read and copy any document we file with the SEC at the SEC’s public reference facilities maintained by the Securities and Exchange Commission at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. The information on our website is not incorporated by reference into this report.

ITEM 1A.    RISK FACTORS

We operate in an intensely competitive industry. Some of the following risks relate principally to the industry in which we operate and our business in general. Other risks relate principally to the securities market, national and global economic conditions and the ownership of our common stock. The occurrence of any of the events described in this section could cause our  results to differ materially from those contained in the forward-looking statements made in this report, and could significantly and negatively affect our business, financial condition or operating results.

Industry Specific Risk Factors

Charter hire rates for dry bulk vessels have declined significantly and may decrease in the future, which may adversely affect our earnings.

The drybulk shipping industry is cyclical with attendant volatility in charterhire rates and profitability. The degree of charter hire rate volatility among different types of drybulk vessels has varied widely, and charterhire rates for drybulk vessels have declined significantly from historically high levels. Fluctuations in charter rates result from changes in the supply and demand for vessel capacity and changes in the supply and demand for the major commodities carried by water internationally. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

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

We anticipate that the future demand for our drybulk vessels will be dependent upon continued economic growth in the world’s economies, seasonal and regional changes in demand, changes in the capacity of the global drybulk fleet and the sources and supply of drybulk cargo to be transported by sea. The capacity of the global drybulk carrier fleet seems likely to increase and economic growth may not continue. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

Our ability to recharter our drybulk vessels upon the expiration or termination of their time charters and the charter rates payable under any renewal or replacement charters will depend upon, among other things, the current state of the drybulk shipping market. If the drybulk shipping market is in a period of depression when our vessels’ charters expire, we may be forced to re-charter them at reduced rates or even possibly a rate whereby we incur a loss, which may reduce our earnings or make our earnings volatile.

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

The dry bulk carrier charter market has deteriorated significantly since October 2008, which has adversely affected our revenues, earnings and profitability and our ability to comply with our loan covenants.

The Baltic Dry bulk Index, or BDI, declined from a high of 11,793 in May 2008 to a low of 663 in December 2008, which represents a decline of 94%. The BDI fell over 70% during the month of October alone.  Over the comparable period of May through December 2008, the high and low of the Baltic Panamax Index and the Baltic Capesize Index represent a decline of 96% and 99%, respectively. The decline in charter rates is due to various factors, including the lack of trade financing for purchases of commodities carried by sea, which has resulted in a significant decline in cargo shipments, and the excess supply of iron ore in China, which has resulted in falling iron ore prices and increased stockpiles in Chinese ports.  The decline in charter rates in the dry bulk market also affects the value of our dry bulk vessels, which follows the trends of dry bulk charter rates, and earnings on our charters, and similarly, affects our cash flows, liquidity and compliance with the covenants contained in our loan agreements.

Although our vessels are employed predominately on medium and long-term time charters, 15 of these are scheduled to expire in the next 12 months, at which time we will have to negotiate new employment for these vessels.  If the very low charter rates in the dry bulk market continue to exist when we are required to renew these charters or in the future when our other charters must be renewed, this will have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

A further economic slowdown in the Asia Pacific region could exacerbate the effect of recent slowdowns in the economies of the United States and the European Union and may have a material adverse effect on our business, financial condition and results of operations.

We anticipate a significant number of the port calls made by our vessels will continue to involve the loading or discharging of drybulk commodities in ports in the Asia Pacific region. As a result, negative changes in economic conditions in any Asia Pacific country, particularly in China, may exacerbate the effect of recent slowdowns in the economies of the United States and the European Union and may have a material adverse effect on our business, financial condition and results of operations, as well as our future prospects. In recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product, which has had a significant impact on shipping demand. This rate of growth declined significantly in the second half of 2008 and it is likely that China and other countries in the Asia Pacific region will continue to experience slowed or even negative economic growth in the near future. Moreover, the current economic slowdown in the economies of the United States, the European Union and other Asian countries may further adversely affect economic growth in China and elsewhere. China has recently announced a $586.0 billion stimulus package aimed in part at increasing investment and consumer spending and maintaining export growth in response to the recent slowdown in its economic growth. Our business, financial condition and results of operations, as well as our future prospects, will likely be materially and adversely affected by a further economic downturn in any of these countries.

Changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on our business, financial condition and results of operations.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, rate of inflation and balance of payments position. Prior to 1978, the Chinese economy was a planned economy. Since 1978, increasing emphasis has been placed on the utilization of market forces in the development of the Chinese economy. Annual and five year State Plans are adopted by the Chinese government in connection with the development of the economy. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through State Plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken, with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions, all of which could, adversely affect our business, operating results and financial condition.

The market values of our vessels have declined and may further decrease, which could limit the amount of funds that we can borrow or trigger certain financial covenants under our current or future credit facilities and/or we may incur a loss if we sell vessels following a decline in their market value.

The fair market values of our vessels have generally experienced high volatility and have recently declined significantly.  The market prices for secondhand Handymax and Supramax drybulk carriers have recently decreased sharply from their historically high levels.The fair market value of our vessels may continue to fluctuate (i.e., increase and decrease) depending on a number of factors including:

•	prevailing level of charter rates;
•	general economic and market conditions affecting the shipping industry;
•	types and sizes of vessels;
•	supply and demand for vessels;
•	other modes of transportation;
•	cost of newbuildings;
•	governmental or other regulations; and
•	technological advances.

If the fair market value of our vessels declines, we may not be in compliance with certain provisions of our credit facility and we may not be able to refinance our debt or obtain additional financing.  If we are not able to comply with the covenants in our credit facility and unable to remedy the relevant breach, our lenders could accelerate our debt and foreclose on our fleet.  In addition, if we sell one or more of our vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our consolidated financial statements, the sale may be less than the vessel’s carrying value on our consolidated financial statements, resulting in a loss and a reduction in earnings. Furthermore, if vessel values fall significantly we may have to record an impairment adjustment in our financial statements which could adversely affect our financial results.

An over-supply of drybulk carrier capacity may lead to reductions in charter hire rates and profitability.

The market supply of drybulk carriers has been increasing, and the number of drybulk carriers on order are near historic highs. These newbuildings were delivered in significant numbers starting at the beginning of 2006 and continuing through 2008. As of December 2008, newbuilding orders had been placed for an aggregate of more than 70% of the existing global drybulk fleet on a deadweight basis, with deliveries expected during the next 36 months.  An over-supply of drybulk carrier capacity may result in a reduction of charter hire rates. If such a reduction occurs, upon the expiration or termination of our vessels’ current charters we may only be able to re-charter our vessels at reduced or unprofitable rates or we may not be able to charter these vessels at all.

World events could affect our results of operations and financial condition.

Terrorist attacks in such as the attacks on the United States on September 11, 2001, in London on July 7, 2005 and in Mumbai on November 26, 2008 and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks in the United States or elsewhere, continues to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. The continuing presence of United States and other armed forces in Iraq and Afghanistan may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Terrorist attacks on vessels, such as the October 2002 attack on the M.V. Limburg, a very large crude carrier not related to us, may in the future also negatively affect our operations and financial condition and directly impact our vessels or our customers. Future terrorist attacks could result in increased volatility and turmoil of the financial markets in the United States and globally. Any of these occurrences could have a material adverse impact on our revenues and costs.

Acts of piracy on ocean-going vessels have recently increased in frequency, which could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia.  Throughout 2008 and early 2009, the frequency of piracy incidents has increased significantly, particularly in the Gulf of Aden off the coast of Somalia.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee (JWC) “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including due to employing onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Disruptions in world financial markets and the resulting governmental action in the United States and in other parts of the world could have a material adverse impact on our results of operations, financial condition and cash flows, and could cause the market price of our common stock to further decline.

The United States and other parts of the world are exhibiting deteriorating economic trends and have been in a recession. For example, the credit markets in the United States have experienced significant contraction, deleveraging and reduced liquidity, and the United States federal government and state governments have implemented and are considering a broad variety of governmental action and/or new regulation of the financial markets. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. The Commission, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies, and may effect changes in law or interpretations of existing laws.

Recently, a number of financial institutions have experienced serious financial difficulties and, in some cases, have entered bankruptcy proceedings or are in regulatory enforcement actions. The uncertainty surrounding the future of the credit markets in the United States and the rest of the world has resulted in reduced access to credit worldwide.

We face risks attendant to changes in economic environments, changes in interest rates, and instability in the banking and securities markets around the world, among other factors. Major market disruptions and the current adverse changes in market conditions and regulatory climate in the United States and worldwide may adversely affect our business or impair our ability to borrow amounts under our credit facilities or any future financial arrangements. We cannot predict how long the current market conditions will last. However, these recent and developing economic and governmental factors, together with the concurrent decline in charter rates and vessel values, may have a material adverse effect on our results of operations, financial condition or cash flows, have caused the trading price of our common shares on the Nasdaq Global Market to decline and could cause the price of our common shares to continue to decline.

Our operating results will be subject to seasonal fluctuations, which could affect our operating results and the amount of available cash with which we can pay dividends.

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter hire rates. To the extent we operate vessels in the spot market, this seasonality may result in quarter-to-quarter volatility in our operating results, which could affect the amount of dividends that we pay to our stockholders from quarter to quarter. The drybulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. As a result, our revenues from our drybulk carriers may be weaker during the fiscal quarters ended June 30 and September 30, and, conversely, our revenues from our drybulk carriers may be stronger in fiscal quarters ended December 31 and March 31. While this seasonality will not affect our operating results as long as our fleet is employed on time charters, if our vessels are employed in the spot market in the future, it could materially affect our operating results.

We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

The operation of our vessels is affected by the requirements set forth in the United Nation’s International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.Each of the vessels that has been delivered to us is ISM Code-certified and we expect that each other vessel that we have agreed to purchase will be ISM Code-certified when delivered to us.

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

The operation of our vessels is also affected by other government regulation in the form of international conventions, national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the country or countries of their registration. Because such conventions, laws, and regulations are often revised, we cannot predict the ultimate cost of complying with such conventions, laws and regulations or the impact thereof on the resale prices or useful lives of our vessels. Additional conventions, laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which may materially adversely affect our operations. We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates, and financial assurances with respect to our operations.

Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

International shipping is subject to various security and customs inspection and related procedures in countries of origin and destination and trans shipment points. Inspection procedures may result in the seizure of contents of our vessels, delays in the loading, offloading or delivery and the levying of customs duties, fines or other penalties against us.

It is possible that changes to inspection procedures could impose additional financial and legal obligations on us. Changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo uneconomical or impractical. Any such changes or developments may have a material adverse effect on our business, financial condition and results of operations.

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

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a claimant may seek to obtain security for its claim by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay large sums of money to have the arrest or attachment lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could attempt to assert “sister ship” liability against one vessel in our fleet for claims relating to another of our vessels.

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

Commencing with the fourth quarter of 2008, our board of directors has determined to suspend the payment of a dividend to our shareholders to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of our board of directors, restrictions contained in our amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy, the terms of our outstanding indebtedness and the ability of our subsidiaries to distribute funds to us. The international drybulk shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash that is available for the payment of dividends.

We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, including as a result of the risks described in this Annual Report. Our growth strategy contemplates that we will finance our acquisitions of additional vessels through debt financings or the net proceeds of future equity issuances on terms acceptable to us. If financing is not available to us on acceptable terms, our board of directors may determine to finance or refinance acquisitions with cash from operations, which would reduce the amount of any cash available for the payment of dividends.

Under the terms of our credit facility, we will not be permitted to pay dividends if there is a default or a breach of a loan covenant. In addition, we are permitted to pay dividends only in amounts up to our cumulative cash flows which is EBITDA (as defined in our credit agreement) less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydockings. Please see the section of this Annual Report entitled “Credit Facility” for more information relating to restrictions on our ability to pay dividends under the terms of our credit facility.

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

The acquisition and management of the 23 vessels in our operating fleet have imposed, and additional drybulk vessels that we may acquire in the future will impose, significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing time charters.

We intend to continue to grow our business. Our future growth will primarily depend on:

•	locating and acquiring suitable vessels;

•	obtaining required financing on acceptable terms;

•	identifying and consummating acquisitions;

•	enhancing our customer base; and

•	managing our expansion.

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

We cannot assure you that we will be able to borrow amounts under our credit facility and restrictive covenants in our credit facility may impose financial and other restrictions on us

We entered into a senior secured revolving credit facility in July 2005. We used borrowings under the revolving credit facility to refinance a portion of our outstanding indebtedness at the time of our initial public offering in June 2005 and to fund vessel acquisitions. Since then we have amended and enhanced our credit facility periodically to accommodate our newbuilding program of 35 vessels, the first of which was delivered in June 2008 and eight of which we have converted in options to purchase vessels in the future.  In July, 2008, we entered into an amendment to our revolving credit facility that, among other things, provided for an additional incremental commitment of up to $200 million under the same terms and conditions as the previously existing facility, subject to satisfaction of certain additional conditions, and amended the applicable margin rate under the facility.  In December 2008, we entered into a further amendment to our credit facility to, among other changes, reduce the required minimum security value of our fleet from 130% to 100%, reduce the requirement minimum net worth requirement from $300 million to $75 million for 2009, subject to annual review thereafter, and amend the applicable interest margin to 1.75% over LIBOR.

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

The credit facility also imposes operating and financial restrictions on us. These restrictions may limit our ability to, among other things:

•
pay dividends in the future in amounts exceeding our EBITDA, less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydockings;

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

Our business strategy contemplates that we repay all or a portion of our acquisition related debt from time to time with the net proceeds of equity issuances. We cannot assure you that we will be able to refinance our indebtedness through equity offerings or otherwise on terms that are acceptable to us or at all. If we are not able to refinance our indebtedness, we will have to dedicate a portion of our cash flow from operations to pay the principal and interest of this indebtedness. We cannot assure you that we will be able to generate cash flow in amounts that are sufficient for these purposes. If we are not able to satisfy these obligations, we may have to undertake alternative financing plans or sell our assets. The actual or perceived credit quality of our charterers, any defaults by them, and the market value of our fleet, among other things, may materially affect our ability to obtain alternative financing. In addition, debt service payments under our credit facility or alternative financing may limit funds otherwise available for working capital, capital expenditures, payment of dividends and other purposes. If we are unable to meet our debt obligations, or if we otherwise default under our credit facility or an alternative financing arrangement, our lender could declare the debt, together with accrued interest and fees, to be immediately due and payable and foreclose on our fleet, which could result in the acceleration of other indebtedness that we may have at such time and the commencement of similar foreclosure proceedings by other lenders. In addition, if the recent financial difficulties experienced by financial institutions worldwide leads to such institutions being unable to meet their lending commitments, that inability could have a material adverse effect on our ability to meet our own capital commitment obligations under our newbuilding contracts and our ability to grow our fleet.  If we are not able to borrow under our credit facility and are unable to find alternative sources of financing on terms that are acceptable to us or at all, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Purchasing and operating secondhand vessels may result in increased operating costs and reduced fleet utilization.

The 20 of the 23 Handymax drybulk vessels in our operating fleet at December 31, 2008, are all secondhand vessels. We have entered into contracts for the construction of 27 newbuilding vessels, the first three of which were delivered in 2008, and have options to acquire 8 additional vessels. We also may enter into additional newbuilding contracts and purchase additional secondhand vessels in the future. While we have the right to inspect previously owned vessels prior to purchase, such an inspection does not provide us with the same knowledge about their condition that we would have if these vessels had been built for and operated exclusively by us. A secondhand vessel may have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into drydock, which would reduce our fleet utilization. Furthermore, we usually do not receive the benefit of warranties on secondhand vessels.

We are subject to certain risks with respect to our counterparties on contracts, and failure of such counterparties to meet their obligations could cause us to suffer losses or otherwise adversely affect our business.

We enter into, among other things, charter parties with our customers. Such agreements subject us to counterparty risks. The ability of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime and offshore industries, the overall financial condition of the counterparty, charter rates received for specific types of vessels, and various expenses. Consistent with drybulk shipping industry practice, we have not independently analyzed the creditworthiness of the charterers.  In addition, in depressed market conditions, our charterers may no longer need a vessel that is currently under charter or may be able to obtain a comparable vessel at lower rates.  As a result, charterers may seek to renegotiate the terms of their existing charter parties or avoid their obligations under those contracts.  Should a counterparty fail to honor its obligations under agreements with us, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend upon a few significant customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.

We derive a significant part of our revenues from a small number of charterers. The charterers’ payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the drybulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our stockholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our stockholders do not have any recourse against our charterers.

In the highly competitive international shipping industry, we may not be able to compete for charters with new entrants or established companies with greater resources.

Our vessels are employed in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than we do. Competition for the transportation of drybulk cargo by sea is intense and depends on price, location, size, age, condition and the acceptability of the vessel and its operators to the charterers. Due in part to the highly fragmented market, competitors with greater resources could enter the drybulk shipping industry and operate larger fleets through consolidations or acquisitions and may be able to offer lower charter rates and higher quality vessels than we are able to offer.

We may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.

Our success depends to a significant extent upon the abilities and efforts of our management team. We have entered into an employment contract with our Chairman and Chief Executive Officer, Sophocles Zoullas. Our success will depend upon our ability to retain key members of our management team and to hire new members as may be necessary. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could have a similar effect. We do not maintain “key man” life insurance on any of our officers.

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

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 23 Handymax drybulk vessels in our operating fleet as of December 31, 2008 is approximately 6 years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

We believe that we and each of our subsidiaries qualify for this statutory tax exemption and we will take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption after the offering and thereby cause us to become subject to United States federal income tax on our United States source shipping income. For example, there is a risk that we could no longer qualify for exemption under Section 883 of the Code for a particular taxable year if other shareholders with a five percent or greater interest in our stock were, in combination with to own 50% or more of our outstanding shares of our stock on more than half the days during the taxable year. Due to the factual nature of the issues involved, we can give no assurances on our tax-exempt status or that of any of our subsidiaries.

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

Based on the current operation of our vessels, if we were subject to this tax, our United States federal income tax liability would be approximately $1,400,000 per year. Because the operations of our vessels are under the control of third party charterers, we can give no assurance that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

United States tax authorities could treat us as a “passive foreign investment company,” which could have adverse United States federal income tax consequences to United States holders.

A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for United States federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” United States stockholders of a PFIC are subject to a disadvantageous United States federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Based on our current method of operation, we do not believe that we have been, are or will be a PFIC with respect to any taxable year. In this regard, we intend to treat the gross income we derive or are deemed to derive from our time chartering activities as services income, rather than rental income. Accordingly, we believe that our income from our time chartering activities does not constitute “passive income,” and the assets that we own and operate in connection with the production of that income do not constitute passive assets.

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

If the IRS were to find that we are or have been a PFIC for any taxable year, our United States stockholders would face adverse United States tax consequences. Under the PFIC rules, unless those stockholders made an election available under the Code (which election could itself have adverse consequences for such stockholders, as discussed below under “United States Federal Income Taxation of United States Holders”), such stockholders would be liable to pay United States federal income tax upon excess distributions and upon any gain from the disposition of our common stock at the then prevailing income tax rates applicable to ordinary income plus interest as if the excess distribution or gain had been recognized ratably over the stockholder’s holding period of our common stock. Please see the section of this Form 10-K entitled “Tax Considerations—United States Federal Income Taxation of United States Holders” for a more comprehensive discussion of the United States federal income tax consequences to United States stockholders if we are treated as a PFIC.

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

We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to satisfy our financial obligations and to make dividend payments in the future depends on our subsidiaries and their ability to distribute funds to us. If we are unable to obtain funds from our subsidiaries, our board of directors may exercise its discretion not to declare or pay dividends. We do not intend to obtain funds from other sources to pay dividends.

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

We may not have adequate insurance to compensate us for the loss of a vessel, which may have a material adverse effect on our financial condition and results of operations.

We have procured hull and machinery insurance, protection and indemnity insurance, which includes environmental damage and pollution insurance coverage and war risk insurance for our fleet. We do not maintain, for our vessels, insurance against loss of hire, which covers business interruptions that result from the loss of use of a vessel. We may not be adequately insured against all risks. We may not be able to obtain adequate insurance coverage for our fleet in the future. The insurers may not pay particular claims. Our insurance policies may contain deductibles for which we will be responsible and limitations and exclusions which may increase our costs or lower our revenue. Moreover, insurers may default on claims they are required to pay. If our insurance is not enough to cover claims that may arise, the deficiency may have a material adverse effect on our financial condition and results of operations.

If the recent volatility in LIBOR continues, it could affect our profitability, earnings and cash flow.

LIBOR has recently been volatile, with the spread between LIBOR and the prime lending rate widening significantly at times. These conditions are the result of the recent disruptions in the international credit markets. Because the interest rates borne by our outstanding indebtedness fluctuate with changes in LIBOR, if this volatility were to continue, it would affect the amount of interest payable on our debt, which in turn, could have an adverse effect on our profitability, earnings and cash flow.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. We intend to issue additional shares of our common stock in the future. Our amended and restated articles of incorporation authorize us to issue 100 million shares of common stock of which 47,031,300 shares are outstanding as of December 31, 2008.

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

Several provisions of our amended and restated articles of incorporation and bylaws could make it difficult for our stockholders to change the composition of our board of directors in any one year, preventing them from changing the composition of management. In addition, the same provisions, as well as our shareholder rights plan, may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions will include:

•	authorizing our board of directors to issue “blank check” preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three year terms;

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The trading market for shares of our common stock is the Nasdaq Stock Market, on which our shares are quoted under the symbol “EGLE.” As of February 27, 2009, the number of stockholders of record of the Company’s common stock was approximately 52,000. The following table sets forth the high and low closing prices for shares of our common stock in 2008 and 2007, as reported by the Nasdaq Stock Market:

For the period:	High	Low

January 1, 2008 to March 31, 2008	$28.06	$19.79
April 1, 2008 to June 30, 2008	$36.24	$23.57
July 1, 2008 to September 30, 2008	$30.46	$12.48
October 1, 2008 to December 31, 2008	$14.20	$ 2.55

January 1, 2007 to March 31, 2007	$21.64	$17.36
April 1, 2007 to June 30, 2007	$22.98	$19.65
July 1, 2007 to September 30, 2007	$27.01	$22.92
October 1, 2007 to December 31, 2007	$35.29	$24.73

Recent Sales of Unregistered Securities

On June 28, 2006, we completed an offering of 2,750,000 shares of our common stock to certain institutional investors, raising gross proceeds of $33,000,000 before deduction of fees and expenses of $1,770,811. The shares were sold pursuant to an exemption from registration addorded by section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Equity Compensation Plan

Information regarding our equity compensation plan as of December 31, 2008 is disclosed in Note 9, “2005 Stock Incentive Plan” to our consolidated financial statements.

Performance Graph

The following graph illustrates a comparison of the cumulative total shareholder return (change in stock price plus reinvested dividends) of Eagle Bulk Shipping Inc.’s common stock with the Standard and Poor’s 500 Index and a peer group “Dry Index” consisting of DryShips, Inc., Diana Shipping Inc., Excel Maritime Carriers Ltd., Navios Maritime Holdings, Inc. and Genco Shipping and Trading Limited. The comparison graph assumes a $100 investment in each of the Company’s common stock, the Standard & Poor’s 500 Index and the Dry Index peer group on June 28, 2005, the date of the Company’s initial public offering.

Payment of Dividends to Stockholders

In 2007, the Company declared four quarterly dividends in the aggregate amount of $1.98 per share of its common stock in February, April, July and November. Aggregate payments were $82,134,982 for dividends declared in 2007.
In 2008, the Company declared four quarterly dividends in the aggregate amount of $2.00 per share of its common stock in March, May, August and November. Aggregate payments were $93,592,906 for dividends declared in 2008.

In December 2008, commencing with the fourth quarter of 2008, the Company’s board of directors has determined to suspend the payment of a dividend to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company’s growth strategy, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it. (See Notes to the Consolidated Financial Statements and Management’s Discussion & Analysis.)

ITEM 6.            SELECTED FINANCIAL DATA

We were incorporated on March 23, 2005 and our predecessor, Eagle Holdings LLC, was formed on January 26, 2005. The following selected consolidated financial data are derived from the audited consolidated financial statements of the Company included elsewhere in this report. The data presented herein should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In accordance with standard shipping industry practice, we did not obtain from the sellers historical operating data for the vessels that we acquired, as that data was not material to our decision to purchase the vessels. Accordingly, we have not included any historical financial data relating to the results of operations of our vessels from the period before our acquisition of them. Please see the section of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Lack of Historical Operating Data for Vessels Before their Acquisition.”

(Dollar amounts in thousands except Per Share amounts and Fleet Data)	2008	2007	2006
Income Statement Data
Revenues, net of commissions	$185,425	$124,815	$104,648
Vessel Expenses	36,270	27,144	21,562
Depreciation and Amortization	33,949	26,436	21,813
General and Administrative Expenses	34,567	11,776	18,293
Gain on Sale of Vessel	—	(873)	—
Write-off of advances for vessel construction	3,883	—	—
Total Operating Expenses	108,669	64,483	61,668
Interest Expense, Net	13,033	8,088	9,179
Write-off of deferred financing costs	2,090	—	—
Net Income	$61,633	$52,244	$33,801

Share and Per Share Data
Basic Income per share	$1.32	$1.24	$0.98
Diluted Income per share	1.31	1.24	0.98
Weighted Average Shares Outstanding - Diluted	46,888,788	42,195,561	34,543,862
Cash Dividends Declared per share	$2.00	$1.98	$2.08

Consolidated Cash Flow Data
Net cash from operating activities	$109,536	$82,889	$70,535
Net cash used in investing activities	(336,658)	(446,251)	(130,759)
Net cash from financing activities	83,427	493,989	57,973

Consolidated Balance Sheet Data	December 31, 2008	December 31, 2007	December 31, 2006
Current Assets	$16,864	$157,454	$27,652
Total Assets	1,362,176	1,136,008	568,791
Total Liabilities	890,749	621,037	247,215
Long-term Debt	789,601	597,243	239,975
Stockholders’ Equity	471,427	514,971	321,576

Other Data
EBITDA (a)	$127,683	$99,418	$82,695
Capital Expenditures :
Vessels	$336,438	$458,262	$130,759
Payments for Drydockings	$2,389	$3,625	$2,325
Ratio of Total Debt to Total Capitalization (b)	62.6%	53.7%	42.7%

Fleet Data
Number of Vessels in operating fleet	23	18	16
Average Age of Fleet (in dwt weighted years)	6	6	6
Fleet Ownership Days	7,229	6,166	5,288
Fleet Available Days	7,172	6,073	5,224
Fleet Operating Days	7,139	6,039	5,203
Fleet Utilization Days	99.5%	99.4%	99.6%

(a)
Our revolving credit facility permits us to pay dividends in amounts up to cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The Company’s computation of EBITDA may not be comparable to similar titled measures of other companies. Following an amendment to the revolving credit facility in December 2008, payment of dividend has been suspended until certain covenants requirements have been met and our board of directors determines in its discretion to declare and pay future dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	2008	2007	2006
Net Income	$61,632,809	$52,243,981	$33,801,540
Interest Expense	15,816,573	12,741,106	10,548,616
Depreciation and Amortization	33,948,840	26,435,646	21,812,486
Amortization of fair value (below) above market of time charter acquired	(799,540)	3,740,000	3,462,000
EBITDA	110,598,682	95,160,733	69,624,642
Adjustments for Exceptional Items:
Write-off of Advances for Vessel Construction (1)	3,882,888	-	-
Write-off of Financing Fees (1)	2,089,701	-	-
Non-cash Compensation Expense (2)	11,111,885	4,256,777	13,070,473
Credit Agreement EBITDA	$127,683,156	$99,417,510	$82,695,115

(1) One time charge (see Notes to the financial statements)
(2) Stock-based compensation related to stock options, restricted stock units and management’s participation in profits interests in Eagle Ventures LLC (see Notes to the financial statements)

(b)	Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders’ equity).

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company’s financial condition and results of operation for the years ended December 31, 2008, 2007 and 2006. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections.  These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have recently declined significantly from historic highs, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels’ estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this annual report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2008, we owned and operated a modern fleet of 23 Handymax dry bulk vessels, 20 of which are of the Supramax class. We also have an on-going Supramax newbuilding program for the construction of 24 newbuilding vessels in Japan and China. The first three of these vessels were delivered to us in 2008. Upon delivery of all newbuilding vessels by end 2011, our total fleet will consist of 47 vessels with a combined carrying capacity of approximately 2.55 million dwt. We also hold options for the construction of an additional eight Supramax vessels at the same shipyard in China.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. The 23 vessels in our operating fleet have a combined carrying capacity of 1,184,939 dwt and an average age of approximately 6 years, as compared to an average age for the world Handymax dry bulk fleet of over 15 years.

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages (over Panamax and Capesize vessels),

(2)
our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Reliance on the spot market contributes to fluctuations in revenue, cash flow, and net income. On the other hand, time charters provide a shipping company with a predictable level of revenues. We have entered into time charters for all of our vessels which range in length from approximately one to three years, and in the case of many of our newbuilding vessels for periods up to December 2018. Our time charters provide for fixed semi-monthly payments in advance. We believe this strategy is effective in strong and weak dry bulk markets, giving us security and predictability of cashflows when we look at the volatility of the shipping markets,

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

The following are several significant events that occurred during 2008:

•	In May 2008, we acquired two Supramax vessels, Goldeneye and Redwing, which delivered into our fleet in June 2008 and September 2008, respectively.

•	We took delivery of the first of our newbuilding vessels, Wren in June 2008. This vessel is the first of the series of 22 vessels being built in China under construction contracts.

•	We took delivery of our second newbuilding vessel from China, Woodstar, in October 2008.

•	We took delivery of our third newbuilding vessel, Crowned Eagle, in November 2008. This vessel is the first of the series of five vessels being built in Japan.

•
In December 2008, we renegotiated our 30 vessel newbuilding program in China by converting firm construction contracts on eight charter free vessels into options. The contract deposits on these vessels were redirected as progress payments towards vessels being constructed for delivery in 2009. We also deferred delivery of a vessel, THRUSH, from September 2009 to November 2010. These changes in the newbuilding program resulted in a reduction of the Company’s capital expenditure program by a total of $363 million.

•	In December 2008, we amended and reduced our revolving credit facility to $1,350,000,000.

The following are several significant events that occurred during 2007:

•
In January 2007, we entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two 56,000 deadweight ton ‘Future-56’ class Supramax vessels at a contract price in Japanese yen  equivalent to $33,500,000 each. We took delivery of one these vessels, CROWNED EAGLE, in November 2008, and the second vessel, CRESTED EAGLE, was delivered to us in January 2009.

•	In February 2007 we sold our oldest vessel, SHIKRA, and we expanded our fleet from 16 vessels to 18 vessels by acquiring the SHRIKE, SKUA and KITTIWAKE

•	In March 2007, we completed a public offering of 5,813,819 shares of our common stock.

•
In April 2007, we entered into a vessel newbuilding contract with IHI Marine United Inc., for the construction of a ‘Future-56’ class Supramax vessel at a contract price of equivalent $33,500,000. The 56,000 deadweight ton vessel, STELLAR EAGLE, is expected to be delivered in March 2009.

•
In August 2007, we completed the acquisition of the rights to 26 newbuilding vessels and options for the construction of an additional 9 vessels. These vessels will be constructed in China, at the Yangzhou Dayang Shipbuilding Co. Ltd., and delivered into our Company’s fleet between 2008 and 2012 for a total cost of approximately $1,100,000,000 and associated capitalized financing and technical supervision costs. On December 27, 2007, the Company exercised four of the nine options. The total contract price for the four additional vessels is $169,200,000. The remaining five options expired on March 31, 2008.

•	On September 21, 2007, we completed a public offering of 5,000,000 shares of our common stock.

•	In October 2007, we amended and increased our revolving credit facility to $1,600,000,000.

The following are several significant events that occurred during 2006:

•	We expanded our fleet from 13 vessels to 16 vessels by acquiring the KESTREL I, TERN and JAEGER in June and July 2006, respectively.

•	On June 28, 2006, we completed an offering of 2,750,000 shares of our common stock at $12.00 per share.

•	In July 2006, we increased our credit facility from $330,000,000 to $450,000,000.

•
In November 2006, we entered into two vessel newbuilding contracts with IHI Marine United Inc., for the construction of two ‘Future-56’ class Supramax vessels, GOLDEN EAGLE and IMPERIAL EAGLE, at a contract price equivalent to $33,500,000 each. These 56,000 dwt vessels are expected to be delivered in January and February of 2010, respectively.

•	In November 2006, we increased our credit facility to $500,000,000.

We have employed all of our vessels on time charters. The following table represents certain information about the Company’s vessel revenue earning charters:

The following table represents certain information about the Company’s revenue earning charters on its operating fleet as of December 31, 2008:

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate

Cardinal	2004	55,362	Jun to Sep 2009	$62,000

Condor	2001	50,296	May to July 2010	$22,000

Falcon (2)	2001	51,268	April to June 2010	$39,500

Griffon	1995	46,635	March 2009	$20,075

Harrier (3)	2001	50,296	June 2009 to September 2009	$24,000

Hawk I	2001	50,296	April 2009 to June 2009	$22,000

Heron (4)	2001	52,827	January 2011 to May 2011	$26,375

Jaeger (5)	2004	52,248	October 2009 to January 2010	$10,100

Kestrel I	2004	50,326	January 2009	$20,000

			February 2009	$8,500

			April 2009	$18,000

Kite	1997	47,195	September 2009 to January 2010	$21,000

Merlin (6)	2001	50,296	December 2010 to March 2011	$25,000

Osprey I (7)	2002	50,206	October 2009 to December 2009	$25,000

Peregrine	2001	50,913	January 2009	$20,500

			December 2009 to March 2010	$8,500

Sparrow	2000	48,225	February 2010 to May 2010	$34,500

Tern	2003	50,200	February 2009	$20,500

			December 2009 to March 2010	$8,500

Shrike	2003	53,343	April 2009 to July 2009	$24,600

			May 2010 to Aug 2010	$25,600

Skua (8)	2003	53,350	May 2009 to August 2009	$24,200

Kittiwake	2002	53,146	July 2009 to September 2009	$56,250

Goldeneye	2002	52,421	May 2009 to July 2009	$61,000

Wren (9)	2008	53,349	Feb 2012 Feb 2012 to Dec 2018/Apr 2019	$24,750 $18,000 (with profit share)
Redwing	2007	53,411	August 2009 to October 2009	$50,000
Woodstar (10)	2008	53,390	Jan 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000 (with profit share)
Crowned Eagle	2008	55,940	September 2009 – December 2009	$16,000

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 6.25%, to third party ship brokers.

(2)	The charterer of the FALCON has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $41,000.
(3)	The daily rate for the HARRIER is $27,000 for the first year and $21,000 for the second year. Revenue recognition is based on an average daily rate of $24,000.
(4)
The charterer of the HERON has an option to extend the charter period by 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.

(5)
In December 2008, the JAEGER commenced a charter for one year at an average daily rate of approximately $10,100 based on a charter rate of $5,000 per day for the first 50 days and $11,000 per day for the balance of the year.

(7)	The charterer of the OSPREY has an option to extend the charter period by 11 to 13 months at a time charter rate of $25,000 per day.
(8)	The charterer of the SKUA has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $25,200.
(9)
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

(10)
The WOODSTAR has entered into a long-term charter. The charter rate until January 2014 is $18,300 per day. Subsequently, the charter until redelivery in December 2018 to April 2019 will be profit share based. The base charter rate will be $18,000 with a 50% profit share for earned rates over $22,000 per day. Revenue recognition for the base rate from commencement of the charter is based on an average daily base rate of $18,152.

The following table, as of December 31, 2008, represents certain information about the Company’s newbuilding vessels being constructed and their employment upon delivery:

Vessel	Dwt	Year Built - Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Crested Eagle	56,000	Jan 2009	January 2010 – March 2010	$10,500	—
Stellar Eagle	56,000	Apr 2009	Charter Free	—	—
Golden Eagle	56,000	Jan 2010	Charter Free	—	—
Imperial Eagle	56,000	Feb 2010	Charter Free	—	—
Thrush	53,100	Nov 2010	Charter Free	—	—
Thrasher	53,100	Nov 2009	Feb 2016	$18,400	—
			Feb 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Avocet	53,100	Dec 2009	Mar 2016	$18,400	—
			Mar 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Bittern	58,000	Sep 2009	Dec 2014	$18,850	—
			Dec 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Canary	58,000	Oct 2009	Jan 2015	$18,850	—
			Jan 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crane	58,000	Nov 2009	Feb 2015	$18,850	—
			Feb 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Egret (4)	58,000	Dec 2009	Sep 2012 to Jan 2013	$17,650	50% over $20,000
Gannet (4)	58,000	Jan 2010	Oct 2012 to Feb 2013	$17,650	50% over $20,000
Grebe(4)	58,000	Feb 2010	Nov 2012 to Mar 2013	$17,650	50% over $20,000
Ibis (4)	58,000	Mar 2010	Dec 2012 to Apr 2013	$17,650	50% over $20,000
Jay	58,000	Apr 2010	Sep 2015	$18,500	50% over $21,500
			Sep 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher	58,000	May 2010	Oct 2015	$18,500	50% over $21,500
			Oct 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	Jun 2010	Dec 2016 to Dec 2017	$18,400	—
Nighthawk	58,000	Mar 2011	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	Jul 2011	Jan 2018 to Jan 2019	$18,400	—
Owl	58,000	Aug 2011	Feb 2018 to Feb 2019	$18,400	—
Petrel (4)	58,000	Sep 2011	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Puffin (4)	58,000	Oct 2011	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (4)	58,000	Nov 2011	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (4)	58,000	Dec 2011	Sep 2014 to Jan 2015	$17,650	50% over $20,000

CONVERTED INTO OPTIONS
Snipe (6)	58,000	Jan 2012	Charter Free	—	—
Swift (6	58,000	Feb 2012	Charter Free	—	—
Raptor (6	58,000	Mar 2012	Charter Free	—	—
Saker (6	58,000	Apr 2012	Charter Free	—	—
Besra (5,6)	58,000	Oct 2011	Charter Free	—	—
Cernicalo (5,6)	58,000	Jan 2011	Charter Free	—	—
Fulmar (5,6)	58,000	Jul 2011	Charter Free	—	—
Goshawk (5,6)	58,000	Sep 2011	Charter Free	—	—

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 1.25% to 6.25% to third party ship brokers.
(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(5)	Options for construction declared on December 27, 2007.
(6)	Firm contracts converted to options in December 2008.

Market Overview

The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 7,000 drybulk carriers of over 10,000 dwt aggregating approximately 418 million dwt, and the ownership of these vessels is divided among approximately 1,400 mainly private independent dry bulk vessel owners with no one shipping group owning or controlling more than 5% of the world bulker fleet. We primarily compete with other owners of dry bulk vessels in the Handymax and Handysize class and Panamax class sectors that are mainly privately owned fleets.

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

Our strategy is to concentrate in one vessel category of the dry bulk segment of the shipping industry – the Handymax sector. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Within the Handymax sector, the industry has migrated to a larger size of vessel class called the Supramax class of dry bulk vessels which range in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. Twenty of the 23 vessels in our operating fleet as of December 31, 2008 are classified as Supramax vessels. All of the 24 vessels under construction are also Supramax class vessels.

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet. As of January 2009, 31% of the world Handymax fleet is 20 years or older. The 23 Handymax vessels in our operating fleet have an average age of approximately 6 years as of December 31, 2008, compared to an average age for the world Handymax dry bulk fleet of over 15 years. The Handymax newbuilding orderbook currently stands at 65% of the world Handymax fleet.

The Handymax Market

The primary driver for the dry bulk shipping industry continues to be commodities demand in East Asia led by China and increasingly India. Demand for dry bulk vessels is further boosted by port congestion and shifts in trade patterns which increase distances or ton-miles, especially the port infrastructure bottlenecks, and changes in weather patterns in commodity resource-rich areas such as Australia. These port delays result in grain, ores and coal being shipped from increasing distances as importers turn to other producers. The unprecedented boom in commodity trades since 2004 saw commodity prices and dry bulk shipping rates reach their peak in mid-2008 before the credit crisis abruptly curtailed commodity demand. The collapse of trade credit in the Fall of 2008 brought about a sudden and precipitous, 90% decline in vessel charter rates and shipping indexes touched lows not seen since 2002. The decline in rates had a similar effect on vessel values with sale and purchase activity drying up by the end of 2008, followed by an increase in cancellations of newbuilding orders, including renegotiations and delays of shipbuilding contracts. This has resulted in growing uncertainty in the ship supply position. Prior to the credit crisis, the supply side of drybulk shipping had seen a surge in newbuilding orders with the peak supply period being 2009-2010. Meanwhile, a lack of trading activity has increased the rate at which older vessels get scrapped. Increased scrapping and a reduction in the order-book may rebalance supply with a slow rebuilding of demand.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a description of all our accounting policies, see Note 2 to our consolidated financial statements included herein.

Revenue Recognition

We currently generate all of our revenue from time charters. Time charters are for a specific period of time at a specific rate per day, and are generally not as complex or as subjective as voyage charters. For long-term time charters, revenue is recognized on a straight-line basis over the term of the charter.

Vessel Lives and Impairment

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased less depreciation. We depreciate our dry bulk vessels on a straight-line basis over their estimated useful lives, estimated to be 28 years from date of initial delivery from the shipyard to the original owner. Depreciation is based on cost less the estimated residual salvage value. Salvage, or scrap, value is based upon a vessel’s lightweight tonnage (“lwt”) multiplied by a scrap rate. We use a scrap rate of $150 per lwt, which we believe is common in the dry bulk shipping industry, to compute each vessel’s salvage value. An increase in the useful life of a dry bulk vessel or in its salvage value would have the effect of decreasing the annual depreciation charge and extending it into later periods. A decrease in the useful life of a dry bulk vessel or in its salvage value would have the effect of increasing the annual depreciation charge. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, the vessel’s useful life is adjusted to end at the date such regulations become effective. The estimated scrap value is used in the computation of depreciation expense and recoverability of the carrying value of each vessel when evaluating for impairment of vessels. Management’s estimates for salvage values may differ from actual results.

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

Where we have assumed an existing charter obligation or enter into a time charter with the existing charterer in connection with the purchase of a vessel at charter rates that are less than market charter rates, we record a liability in Fair Value below contract Value of time charters acquired based on the difference between the assumed charter rate and the market charter rate for an equivalent vessel. Conversely, where we assume an existing charter obligation or enter into a time charter with the existing charterer in connection with the purchase of a vessel at charter rates that are above market charter rates, we record an asset in Fair Value above contract Value of time charters acquired, based on the difference between the market charter rate and the contracted charter rate for an equivalent vessel. This determination is made at the time the vessel is delivered to us, and such assets and liabilities are amortized to revenue over the remaining period of the charter. The determination of the fair value of acquired assets and assumed liabilities requires us to make significant assumptions and estimates of many variables including market charter rates, expected future charter rates, future vessel operation expenses, the level of utilization of our vessels and our weighted average cost of capital. The use of different assumptions could result in a material change in the fair value of these items, which could have a material impact on our financial position and results of operations. In the event that the market charter rates relating to the acquired vessels are lower than the contracted charter rates at the time of their respective deliveries to us, our net earnings for the remainder of the terms of the charters may be adversely affected although our cash flows will not be so affected.

Deferred Financing Costs

Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt. Unamortized deferred financing costs are written off when the related debt is repaid, or there is a reduction in the facility, and such amounts are expensed in the period the repayment or refinancing is made.

Results of Operations for the years ended December 31, 2008, 2007 and 2006

Factors Affecting Our Results of Operations

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	2008	2007	2006
Ownership Days	7,229	6,166	5,288
Available Days	7,172	6,073	5,224
Operating Days	7,139	6,039	5,203
Fleet Utilization	99.5%	99.4%	99.6%

•
Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days in 2008 increased due to the acquisition of two second-hand vessels which delivered in June and September of 2008, and the delivery of three newbuilding vessels in June, October, and November 2008. Ownership days in 2007 increased by the delivery of three vessels in the second quarter of 2007, net of  the sale of one vessel in the first quarter of 2007. In 2006, we added three vessels to our initial fleet of 13 vessels. The increase in ownership days in 2006 resulted from the additional three vessels and operations for the full calendar year of vessels acquired in 2005.

•
Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. Available days in 2007 increased due to a larger fleet size, net of positioning one vessel for sale and drydocks. Available days in 2006 increased due to larger fleet size. In 2008, three of our vessels were drydocked. In 2007, five of our vessels drydocked compared to six in 2006.

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

Revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, vessel revenues are bench-marked on the basis of time charter equivalent (“TCE”) revenues. TCE revenue comprises revenue from vessels operating on time charters, or TC revenue, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE revenue serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

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

All our revenues for the years ended December 31, 2008 and December 31, 2007 and December 31, 2006 were earned from time charters, hence our TCE revenue is equal to the TC revenue. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2008 of $185,424,949 included billed time charter revenues of $194,253,142, amortization of Fair Value below contract Value of time charters acquired of $799,540, and deductions for brokerage commissions of $9,627,733. Net revenues for the year ended December 31, 2008 were 49% greater than net revenues for the year ended December 31, 2007, primarily due to a larger fleet size as reflected by the increased operating days and an increase in daily time charter rates.

Net revenues for the year ended December 31, 2007 of $124,814,804 included billed time charter revenues of $135,412,594, deductions for brokerage commissions of $6,857,790 and amortization of Fair Value below contract Value of time charters acquired of $3,740,000. Net revenues for the year ended December 31, 2007 were 19% greater than net revenues for the year ended December 31, 2006, primarily due to a larger fleet size as reflected by increased operating days and an increase in daily time charter rates.  Net revenues for the year ended December 31, 2006 of $104,648,197 included billed time charter revenues of $113,900,922, deductions for brokerage commissions of $5,790,725 and net amortization of Fair Value above/below contract Value of time charters acquired of $3,462,000.

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

Vessel Expenses

Vessel expenses for the years ended December 31, 2008, 2007 and 2006 were $36,270,382, $27,143,515 and $21,562,034, respectively. Vessel expenses increase as the fleet size increases. Vessel expenses also increased due to increases in vessel crew costs and cost of oil based consumables such as lubricants and paints. Vessel expenses for the year ended December 31, 2008 included $34,065,337 in vessel operating costs and $2,205,047 in technical management fees. Vessel expenses for the year ended December 31, 2007 included $25,338,098 in vessel operating costs and $1,805,417 in technical management fees. Vessel expenses for the year ended December 31, 2006 included $20,070,181 in vessel operating costs and $1,491,853 in technical management fees.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores, other miscellaneous expenses, and technical management fees.

Insurance expense varies with overall insurance market conditions as well as the insured’s loss record, level of insurance and desired coverage. The main insurance expenses include Protection and Indemnity (“P & I”) insurance (i.e. liability insurance) costs, and hull and machinery insurance (i.e. asset insurance) costs. Certain other insurances, such as basic war risk premiums based on voyages into designated war risk areas are often for the account of the charterers as the fleet is entirely time chartered.

With regard to vessel operating expenses, we have entered into technical management agreements for each of our vessels with our independent technical managers, V. Ships, Wilhelmsen Ship Management, and Anglo Eastern International Ltd. In conjunction with our management, our managers have established an operating expense budget for each vessel. Included in Vessel Expenses is a daily fixed management fee for each vessel in our operating fleet paid to our independent technical managers. For the years ended December 31, 2008, 2007, and 2006, the technical management fees averaged $9,041, $8,906, and $8,583 per month per vessel, respectively. All deviations from the budgeted amounts are for our account.

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

Depreciation and Amortization

For the years ended December 31, 2008, 2007 and 2006, total depreciation and amortization expense was $33,948,840, $26,435,646 and $21,812,486, respectively. Total depreciation and amortization expense for the year ended December 31, 2008 includes $31,379,444 of vessel depreciation and $2,569,396 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2007 includes $24,791,502 of vessel depreciation and $1,644,144 of amortization of deferred drydocking costs. Comparable amounts for the year ended December 31, 2006 were $21,031,357 of vessel depreciation and $781,129 of amortization of deferred drydocking costs.

The cost of our vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton, which we believe is common in the dry bulk shipping industry. Our depreciation charges will increase as our fleet expands. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels are to be drydocked every two and a half years and, accordingly, these expenses are deferred and amortized over that period.

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

General and administrative expenses for the years ended December 31, 2008, 2007 and 2006 were $34,567,070, $11,776,511 and $18,293,348, respectively. General and administrative expenses in 2008 were impacted primarily by cash and non-cash compensation (performance-based compensation and amortization of restricted stock awards) to our executive officers and office staff, and by administrative costs associated with operating a larger fleet, including the extensive newbuilding program.

General and administrative expenses include non-cash compensation charges of $11,111,885, $4,256,777, and $13,070,473, respectively in 2008, 2007, and 2006. These non-cash compensation charges relate to the stock options and restricted stock units granted to members of management and certain directors of the Company under the 2005 Stock Incentive Plan (see Note 10) and non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder Eagle Ventures LLC. Amounts recorded with respect to the stock options and the restricted stock units were $11,111,885, $1,118,965 and $47,033 in 2008, 2007 and 2006, respectively. Amounts recorded with respect to the non-cash, non-dilutive charges relating to profits interests were $0, $3,137,812 and $13,023,440 in 2008, 2007 and 2006, respectively.

Members of the Company’s management had been awarded profits interests in the Company’s former principal shareholder Eagle Ventures LLC that entitled such persons to an economic interest of up to 16.7% on a fully diluted basis (assuming all profits interests were vested) in any appreciation in the value of the assets of Eagle Ventures LLC (including shares of the Company’s common stock owned by Eagle Ventures LLC when sold). These profits interests diluted only the interests of owners of Eagle Ventures LLC, and did not dilute direct holders of the Company’s common stock. However, the Company’s statement of operations reflects non-cash charges for compensation related to the profits interests. In the aggregate, one fourth of the profits interests were service-related and the remaining profits interests were performance related.  Since these profits interests would not be settled in stock of the Company, they were being accounted for as a liability plan as described in paragraph 32 of SFAS No. 123(R).  The compensation charge was based on the fair value of the profits interests by marking to market the assets of Eagle Ventures LLC at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests was recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance related profits interests was adjusted prospectively as a change in estimate. As Eagle Ventures LLC has sold all of its remaining holdings in the Company, the non-cash, non-dilutive charges relating to profits interests ended in the first quarter of 2007 and there will be no charges in future periods.

Interest and Finance Costs

Interest Expense, exclusive of capitalized interest, consists of:

	2008	2007	2006

Loan Interest	$15,545,287	$12,259,010	$9,694,244
Commitment Fees	26,449	239,739	676,126
Amortization of Deferred Financing Costs	244,837	242,357	178,246

Total Interest Expense	$15,816,573	$12,741,106	$10,548,616

Amortization of deferred financing costs relating to our operating fleet is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the years ended December 31, 2008, 2007, and 2006, the amortization of deferred financing costs was $244,837, $242,357, and $178,246, respectively.

Interest expense includes loan interest incurred on borrowings from the Company’s revolving credit facility for the vessels in operation, commitment fees incurred on the unused portion of the revolving credit facility, and the amortization of financing costs associated with the revolving credit facility (see section Revolving Credit Facility).

For 2008, interest rates on our outstanding debt ranged from 3.10% to 6.99%, including a margin over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.46%. Commitment fees incurred on the undrawn portion of the facility ranged from 0.25% to 0.3% on the unused portions of the revolving credit facility.

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

Cash interest paid during 2008, 2007, and 2006, exclusive of capitalized interest, amounted to $13,557,351, $13,031,996, and $10,194,882, respectively.

As our fleet increases in size, interest expense will increase as a result of additional debt drawn from our revolving credit facility to finance the acquisition of vessels. Interest costs on borrowings made for the construction of our newbuilding vessels are capitalized until the vessels are delivered (see below).

Write-off of Deferred Financing Costs

In December 2008, we entered into a second Amendatory Agreement to our $1,600,000,000 revolving credit facility. Among other things, the credit facility amends the amount of the credit facility to $1,350,000,000. In connection with the second amendment we have recorded a one-time non-cash charge of $2,089,701, which is a write-off of deferred finance costs associated with the reduction of the credit facility.

Capitalized Interest

We have contracted for the construction of 27 newbuilding vessels of which 3 vessels have been constructed and delivered in 2008. Interest costs on borrowings made for the construction of the vessels in our newbuilding program are capitalized until the vessels are delivered.

Capitalized interest in 2008 amounted to $26,211,616, which includes $24,392,000 in interest and $1,819,616 in amortization of financing costs. For 2007, capitalized interest amounted to $9,400,288 ($8,964,989 in interest and $435,299 in amortization of financing costs) compared to $259,580 ($236,152 in interest and $23,428 in amortization of financing costs) in 2006. The increase in capitalized interest is substantially due to additional borrowings to fund the construction of the newbuilding vessels. Cash paid for capitalized interest during 2008, 2007, and 2006 amounted to $20,385,190, $8,775,957, and $126,702, respectively.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.

As of December 31, 2008, the following swap contracts were outstanding:

Notional Amount Outstanding – December 31, 2008	Fixed Rate	Maturity

$ 84,800,000	5.240%	09/2009*
25,776,443	4.900%	03/2010
10,995,000	4.980%	08/2010
202,340,000	5.040%	08/2010
100,000,000	4.220%	09/2010
30,000,000	4.538%	09/2010
25,048,118	4.740%	12/2011
36,752,038	5.225%	08/2012
81,500,000	3.895%	01/2013
144,700,000	3.580%	10/2011
9,162,500	3.515%	10/2011
3,405,174	3.550%	10/2011
17,050,000	3.160%	11/2011
$ 771,529,273

* Upon maturity of the $84,800,000 swap in September 2009, a swap with the same notional amount will commence with a fixed interest rate of 3.90% that matures in September 2013.

We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $50,538,060 and $13,531,883 has been recorded in Fair Value of derivative instruments (liabilities) in the Company’s balance sheets as of December 31, 2008 and 2007, respectively.

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

At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $15,258,780 and $932,638 has been recorded in Fair Value of derivative instruments and other assets in the accompanying financial statements as of December 31, 2008 and December 31, 2007, respectively.

In February 2009, the Company settled its outstanding foreign currency swaps contracts at a gain aggregating $13,673,774. This gain will offset the cost of the vessels on the remaining three vessels upon their delivery in March 2009, January 2010 and February 2010, respectively.

Write-off of Advances for Vessel Construction

In December 2008, we reached an agreement with Yangzhou Dayang Shipbuilding Co., Ltd., to convert eight charter-free Supramax vessel construction contracts in our newbuilding program into options on the part of the Company, for consideration of $440,000. The carrying value of the advanced payment in connection with the acquisition of these construction contracts from Kyrini Shipping Inc and the cost of the eight newly converted shipbuilding contract options were in excess of the fair value of the eight options, and as such, we recorded an impairment charge of $3,882,888.

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

Our revolving credit facility permits us to pay dividends in amounts up to cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. Following an amendment to the revolving credit facility in December 2008, payment of dividends has been suspended until certain covenants requirements have been met and until our board of directors determines in its discretion to declare and pay future dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	2008	2007	2006
Net Income	$61,632,809	$52,243,981	$33,801,540
Interest Expense	15,816,573	12,741,106	10,548,616
Depreciation and Amortization	33,948,840	26,435,646	21,812,486
Amortization of fair value (below) above market of time charter acquired	(799,540)	3,740,000	3,462,000
EBITDA	110,598,682	95,160,733	69,624,642
Adjustments for Exceptional Items:
Write-off of Advances for Vessel Construction (1)	3,882,888	-	-
Write-off of Financing Fees (1)	2,089,701	-	-
Non-cash Compensation Expense (2)	11,111,885	4,256,777	13,070,473
Credit Agreement EBITDA	$127,683,156	$99,417,510	$82,695,115

(1)	One time charge (see Notes to the financial statements)
(2)	Stock based compensation related to stock options, restricted stock units, and management’s participation in profits interests in Eagle Ventures LLC (see Notes to our financial statements)

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the years ended December 31, 2008 and 2007 was $109,535,918 and $82,889,373, respectively. The increase was primarily due to cash generated from the operation of the fleet for 7,229 operating days in 2008 compared to 6,166 operating days in 2007.

Net cash used in investing activities during 2008, was $336,657,686. Investing activities during 2008 reflected the purchase of the GOLDENEYE and REDWING, which were delivered in the second and third quarter of 2008, respectively, and advances for the newbuilding vessel construction program. During 2008, we also incurred $219,245 in leasehold improvements relating to the expansion of our office space.

Net cash provided by financing activities during 2008 was $83,426,938. We borrowed $192,358,513 from our revolving credit facility which was used to partly fund the REDWING and fund the advances for the construction of newbuilding vessels, three of which, WREN, WOODSTAR and CROWNED EAGLE delivered during the year. In 2008, we also paid $93,592,906 in dividends.

As of December 31, 2008, our cash balance was $9,208,862 compared to a cash balance of $152,903,692 at December 31, 2007. In addition, $11,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash on our balance sheet as of December 31, 2008. Also recorded in Restricted Cash is an amount of $276,056 which is collateralizing a letter of credit relating to our office lease.

In December 2008, our revolving credit facility was amended to $1,350,000,000 (See section entitled “Revolving Credit Facility” for a description of the facility and its amendments). As of December 31, 2008, borrowings under this facility aggregated $789,601,403. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes, none of which has been borrowed as of December 31, 2008.

In December 2008, commencing with the fourth quarter of 2008, our board of directors has determined to suspend the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for at least the next 12 months. Our amended credit facility also provides us with the funds required to meet our newbuilding commitments. We were in compliance with all of the covenants contained in our amended debt agreements as of December 31, 2008.

Our loan agreements for our borrowings are secured by liens on our vessels and contain various financial covenants. The covenants relate to our financial position, operating performance and liquidity. We are currently in compliance with all such covenants. The market value of drybulk vessels is sensitive, among other things, to changes in the drybulk charter market. The recent general decline in the drybulk carrier charter market has resulted in lower charter rates for vessels in the drybulk market. The decline in charter rates in the drybulk market coupled with the prevailing difficulty in obtaining financing for vessel purchases have adversely affected drybulk vessel values. A continuation of these conditions, could lead to a significant decline in the fair market values of our vessels, which could impact our compliance with these loan covenants. The recent developments in the credit markets and related impact on the drybulk charter market and have also resulted in additional risks. The occurrence of one or more of these risk factors could adversely affect our results of operations or financial condition. Please refer to the section entitled “Risk Factors” in Part I of this document.

It is our intention to fund our future acquisition related capital requirements initially through borrowings under the amended revolving credit facility and to repay all or a portion of such borrowings from time to time with cash generated from operations and from net proceeds of issuances of securities. On December 31, 2007, the Company filed an S-3 shelf registration, subsequently amended, which would enable the Company to issue such securities.

Dividends

Our policy is to declare quarterly dividends to stockholders in March, May, August and November. Our amended revolving credit facility permits us to pay quarterly dividends in amounts up to cumulative free cash flows which is our quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydocking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing which could affect our dividend policy. In this connection, the drybulk market has recently declined substantially. In December 2008, commencing with the fourth quarter of 2008, the Company’s board of directors has determined to suspend the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company’s earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company’s growth strategy, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it.

In 2008, the Company declared four quarterly dividends in the aggregate amount of $2.00 per share of its common stock in February, May, August and November. Aggregate payments were $93,592,906 for dividends declared in 2008.

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

Sale of Common Stock

On June 28, 2006 the Company sold 2,750,000 shares of its common stock in a private placement at $12.00 per share, raising gross proceeds of $33,000,000 before deduction of fees and expenses of $1,770,811.

On January 16, 2007, our then principal shareholder, Eagle Ventures LLC, sold 7,202,679 shares of the Company’s common stock from its holdings of the Company’s common stock in a secondary sale.  The Company did not receive any proceeds from this offering.

On March 6, 2007, we sold 5,400,000 shares of our common stock for $18.95 per share, raising gross proceeds of $102,330,000. On March 23, 2007, we raised an additional $7,841,870 in gross proceeds from the underwriter’s exercise of their over-allotment option for the purchase of 413,819 shares of our common stock. We used the net proceeds from the offering to fund a portion of the acquisition costs of three vessels, the SHRIKE, SKUA and KITTIWAKE, which were delivered in the second quarter of 2007.

On September 21, 2007, we sold 5,000,000 shares of our common stock for $25.90 per share, raising gross proceeds of $129,500,000.

We have incurred fees and expenses aggregating $5,642,117 for the share sales in 2007.

Revolving Credit Facility

On July 3, 2008, the Company’s existing $1,600,000,000 revolving credit facility was amended. Among other things, the amended facility provided an additional incremental commitment of up to $200,000,000 under the same terms and conditions as the existing facility, subject to satisfaction of certain additional conditions. The Company now also has the ability to purchase additional dry bulk vessels in excess of 85,000dwt and over 10 years of age, but no more than 20 years of age, with certain limitations. The agreement also provides for the purchase or acquisition of more than one additional vessel en bloc or the acquisition of beneficial ownership in one or more additional vessel(s). The agreement amended the margin applicable over the Libor interest rate on borrowings to 0.95% for the next two years. Thereafter, if the advance ratio is less than 35%, the margin will be 0.80% per year; if the advance ratio is equal to or greater than 35% but less than 60%, the margin will be 0.95%; if the advance ratio is equal to or greater than 60%, the margin will be 1.05%. The agreement also amended the commitment fee on the undrawn portion of the revolving credit facility to 0.30%. In connection with this second amendment, applicable arrangement fees were to be incurred and these fees were to be in proportion to the arrangement fees previously incurred when the revolving facility was increased to $1,600,000,000 in 2007. All other terms and conditions remained unchanged.

On December 17, 2008, the Company entered into a second Amendatory Agreement to its $1,600,000,000 revolving credit facility. Among other things, the credit facility amendment amends the amount of the credit facility to $1,350,000,000. The agreement amends the minimum security value of the credit facility to include the aggregate market value of the vessels in the Company’s operating fleet and the deposits on its newbuilding contracts. The agreement amends the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%. The agreement reduces the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The agreement also amends the interest margin to 1.75% over LIBOR.

The Company’s revolving credit facility contains financial covenants requiring us, among other things, to ensure that we maintain with the lender $500,000 per delivered vessel. As of December 31, 2008 the Company has recorded $11,500,000 as restricted cash in the accompanying balance sheets. At December 31, 2008, the Company’s debt consisted of $789,601,403 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $392,951,457 for the 23 vessels currently in operation and $396,649,946 to fund the Company’s newbuilding program. As of December 31, 2008, $560,398,597 is available for additional borrowings under the credit facility, including $20,000,000 for working capital purposes. The facility is available in full until July 2012 when availability will begin to reduce in 10 semi-annual reductions of $63,281,250 with a balloon payment of $717,187,500 in July 2017. The Company will also pay on a quarterly basis a commitment fee of 0.3% per annum on the undrawn portion of the facility. In connection with the various amendments to the revolving credit facility, for 2008, the Company has recorded deferred financing costs aggregating $13,945,190. It will also pay the lender an annual agency fee of $65,000.

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

The revolving credit facility, as amended, contains financial covenants requiring us, among other things, to ensure that:

•
the aggregate market value of the vessels in our fleet that secure our obligations under the revolving credit facility, as determined by an independent shipbroker on a charter free basis, at all times exceeds 100% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements;

•	we maintain an adjusted net worth, i.e., total assets less consolidated debt of an amount not less than $75,000,000 during any accounting period in 2009, and then subject to an annual review;

•
our EBITDA, as defined in the credit agreement, will at all times be not less than 2x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period; and

•	we maintain with the lender $500,000 per delivered vessel.

For the purposes of the revolving credit facility, our “total assets” includes our tangible fixed assets and our current assets, as set forth in our consolidated financial statements, except that the value of any vessels in our fleet that secure our obligations under the facility are measured by their fair market value rather than their carrying value on our consolidated balance sheet.

The revolving credit facility permits us to pay dividends in amounts up to our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2008:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$248,526	$376,836	—	—	$625,362
Bank Loans	—	—	—	$789,601	789,601
Interest and borrowing fees (2)	48,833	97,666	85,358	183,292	415,149
Office lease (3)	649	1,437	1,670	3,689	7,445

Total	$298,008	$475,939	$87,028	$976,582	$1,837,557

(1)	The balance of the contract price in US dollars for the 24 newbuilding vessels which are to be constructed and delivered between 2009 and 2011.
(2)
The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $771,529,273. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

(3)	Remainder of the lease on the office space which we occupy.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

We make capital expenditures from time to time in connection with our vessel acquisitions. As of December 31, 2008, our fleet currently consists of 23 Supramax vessels which are currently operational and 24 newbuilding vessels which have been contracted for construction.

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

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2008, three of our vessels were drydocked. In 2007 and 2006, five and six vessels passed drydock surveys, respectively. In 2006, six of our vessels passed drydock surveys. For 2008, 2007 and 2006, we spent $2,388,776, $3,624,851 and $2,324,726, respectively on vessel drydockings. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2009	44	$1.00 million
June 30, 2009	22	$0.50 million
September 30, 2009	66	$1.50 million
December 31, 2009	44	$1.00 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

Contracted Time Charter Revenue

We have time charter contracts currently for all our vessels in the operating fleet. The contracted time charter revenue schedule, included in Management’s Discussion and Analysis of Financial Condition and results of operation, reduces future contracted revenue for any estimated off-hire days relating to drydocks.

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

As of December 31, 2008, the Company’s debt consisted of $789,601,403 in loans under the revolving credit facility at a margin plus variable rates above the LIBOR. During the year ended December 31, 2008, interest rates on the outstanding debt ranged from 3.10% to 6.99% (including margins). The weighted average effective interest rate was 5.46%.

The Company entered into interest rate swaps to effectively convert a substantial portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of December 31, 2008, the Company had the following swap contracts outstanding:

Notional Amount Outstanding – December 31, 2008	Fixed Rate	Maturity

$ 84,800,000	5.240%	09/2009*
25,776,443	4.900%	03/2010
10,995,000	4.980%	08/2010
202,340,000	5.040%	08/2010
100,000,000	4.220%	09/2010
30,000,000	4.538%	09/2010
25,048,118	4.740%	12/2011
36,752,038	5.225%	08/2012
81,500,000	3.895%	01/2013
144,700,000	3.580%	10/2011
9,162,500	3.515%	10/2011
3,405,174	3.550%	10/2011
17,050,000	3.160%	11/2011
$ 771,529,273

*Upon maturity of the $84,800,000 swap in September 2009, a swap with the same notional amount will commence with a fixed interest rate of 3.90% that matures in September 2013.

The Company records the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $50,538,060 and $13,531,883 has been recorded in Fair Value of derivative instruments (liabilities) in the Company’s balance sheets as of December 31, 2008 and 2007, respectively.

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

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. The Company has entered into foreign exchange swap transactions to hedge the Japanese yen (JPY) exposure into US dollars for the purchase price in Japanese yen of five new-build vessels which are expected to be delivered to the Company from August 2008 to February 2010. At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating JPY 8,599,000,000 swapped into equivalent US $80,378,030. The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $15,039,535 and $932,638 has been recorded in Fair Value of derivative instruments and other assets in the accompanying financial statements as of December 31, 2008 and December 31, 2007, respectively.

In February 2009, the Company settled its outstanding foreign currency swaps contracts at a gain aggregating $13,673,774. This gain will offset the cost of the vessels on the remaining three vessels upon their delivery in March 2009, January 2010 and February 2010, respectively.

Item 8. Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3 of the Consolidated Financial Statements.

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders (our “2009 Proxy Statement”).

Executive Officers

The information concerning our Executive Officers required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2009 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2009 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2009 Proxy Statement.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information about the fees for 2008 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2009 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2009 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule: Financial statement schedules are omitted due to the absence of conditions under which they are required

(b)  Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company*

3.2	Amended and Restated Bylaws of the Company*

3.2.1	Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 8-A dated November 13, 2007).

4.1	Form of Share Certificate of the Company*

4.1.1	Form of Senior Indenture ***

4.1.2	Form of Subordinated Indenture ***

4.1.3	Rights Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed on November 13, 2007)

10.1	Form of Registration Rights Agreement*

10.2	Form of Management Agreement*

10.2.1	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2007, filed on November 9, 2007).

10.2.2	Securities Purchase Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed on June 23, 2006).

10.3	Form of Third Amended and Restated Credit Agreement (Incorporated by reference to the Company’s Report on Form 8-K filed on October 25, 2007).

10.3.1
Second Amendatory Agreement of Third Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 4.9 to the Company’s registration statement on Form S-3POSASR, Registration No. 333-148417 filed on March 2, 2009).

10.4	Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan*

10.5	Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas* (Incorporated by reference to the Company’s Report on Form 8-K filed on June 20, 2008).

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Company’s registration statement on Form S-3POSASR, Registration No. 333-148417 filed on March 2, 2009).

23.1	Consent of Ernst & Young LLP

23.2	Consent of Seward & Kissel LLP

31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO

31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

* Incorporated by reference to the Registration Statement on Form S-1, Registration No. 333-123817 filed on June 20, 2005.
** Incorporated by reference to the Report on Form 8-K filed on July 31, 2006.
*** Incorporated by reference to the Registrant’s annual report on Form 10-K for the period ending December 31, 2005 filed on March 14, 2006.
****  Incorporated by reference to the Registration Statement on Form S-1, Registration No. 333-139745 filed on December 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles Zoullas
Name: Sophocles Zoullas
Title: Chief Executive Officer

March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

Signature	Title

/s/ Sophocles Zoullas	Chief Executive Officer and Director
Sophocles Zoullas

/s/ David B. Hiley	Director
David B. Hiley

/s/ Douglas P. Haensel	Director
Douglas P. Haensel

/s/ Joseph Cianciolo	Director
Joseph Cianciolo

/s/ Forrest E. Wylie	Director
Forrest E. Wylie

/s/ Alexis P. Zoullas	Director
Alexis P. Zoullas

/s/ Jon Tomasson	Director
Jon Tomasson

/s/ Alan Ginsberg	Chief Financial Officer and Principal Accounting Officer
Alan Ginsberg

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eagle Bulk Shipping Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited Eagle Bulk Shipping Inc.’s (the “company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Eagle Bulk Shipping Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Bulk Shipping Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 27, 2009

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$9,208,862	$152,903,692
Accounts receivable	4,357,837	3,392,461
Prepaid expenses	3,297,801	1,158,113
Total current assets	16,864,500	157,454,266
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $84,113,047 and $52,733,604, respectively	874,674,636	605,244,861

Advances for vessel construction	411,063,011	344,854,962
Restricted cash	11,776,056	9,124,616
Deferred drydock costs, net of accumulated amortization of $5,022,649 and $2,453,253, respectively	3,737,386	3,918,006
Deferred financing costs	24,270,060	14,479,024
Fair value above contract value of time charters acquired	4,531,115	—
Fair value of derivative instruments and other assets	15,258,780	932,638
Total noncurrent assets	1,345,311,044	978,554,107
Total assets	$1,362,175,544	$1,136,008,373

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,037,060	$3,621,559
Accrued interest	7,523,057	455,750
Other accrued liabilities	3,021,975	1,863,272
Fair value below contract value of time charters acquired	2,863,184	—
Unearned charter hire revenue	5,958,833	4,322,024
Total current liabilities	21,404,109	10,262,605

Noncurrent liabilities:
Long-term debt	789,601,403	597,242,890
Fair value below contract value of time charters acquired	29,205,196	—
Fair value of derivative instruments	50,538,060	13,531,883
Total noncurrent liabilities	869,344,659	610,774,773

Total liabilities	890,748,768	621,037,378
Commitment and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 47,031,300 and 46,727,153 shares issued and outstanding, respectively	470,313	467,271
Additional paid-in capital	614,241,646	602,929,530
Retained earnings (net of dividends declared of $262,118,388 and $168,525,482 as of December 31, 2008 and 2007, respectively)	(107,786,658)	(75,826,561)
Accumulated other comprehensive loss	(35,498,525)	(12,599,245)
Total stockholders’ equity	471,426,776	514,970,995

Total Liabilities and Stockholders’ Equity	$1,362,175,544	$1,136,008,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
Revenues, net of commissions	$185,424,949	$124,814,804	$104,648,197

Vessel expenses	36,270,382	27,143,515	21,562,034
Depreciation and amortization	33,948,840	26,435,646	21,812,486
General and administrative expenses	34,567,070	11,776,511	18,293,348
Write-off of advances for vessel construction	3,882,888	—	—
Gain on sale of vessel	—	(872,568)	—
Total operating expenses	108,669,180	64,483,104	61,667,868

Operating Income	76,755,769	60,331,700	42,980,329

Interest expense	15,816,573	12,741,106	10,548,616
Interest income	(2,783,314)	(4,653,387)	(1,369,827)
Write-off of deferred financing costs	2,089,701	—	—
Net interest expense	15,122,960	8,087,719	9,178,789

Net income	$61,632,809	$52,243,981	$33,801,540

Weighted average shares outstanding:
Basic	46,800,550	42,064,911	34,543,836
Diluted	46,888,788	42,195,561	34,543,862
Per share amounts:
Basic net income	$1.32	$1.24	$0.98
Diluted net income	$1.31	$1.24	$0.98
Cash dividends declared and paid	$2.00	$1.98	$2.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained Earnings
	Shares	Common Shares	Additional Paid-In Capital	Net Income	Cash Dividends	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2006	33,150,000	$331,500	$320,822,037			$(8,007,600)	$2,647,077	$315,793,014
Comprehensive income :
Net income	—	—	—	33,801,540	—	33,801,540	—	33,801,540
Net unrealized losses on derivatives	—	—	—	—	—	—	(69,453)	(69,453)
Comprehensive income	—	—	—	—	—	—	—	33,732,087
Stock offering, net of issuance costs	2,750,001	27,500	30,682,367	—	—	—	—	30,709,867
Cash dividends	—	—	—	—	(71,729,500)	(71,729,500)	—	(71,729,500)
Non-cash compensation	—	—	13,070,473	—	—	—	—	13,070,473

Balance at December 31, 2006	35,900,001	$359,000	$364,574,877			$(45,935,560)	$2,577,624	$321,575,941
Comprehensive income :
Net income	—	—	—	52,243,981	—	52,243,981	—	52,243,981
Net unrealized losses on derivatives	—	—	—	—	—	—	(15,176,869)	(15,176,869)
Comprehensive income	—	—	—	—	—	—	—	37,067,112
Stock offering, net of issuance costs	10,813,819	108,138	233,921,613	—	—	—	—	234,029,751
Exercise of stock options	13,333	133	176,263	—	—	—	—	176,396
Cash dividends	—	—	—	—	(82,134,982)	(82,134,982)	—	(82,134,982)
Non-cash compensation	—	—	4,256,777	—	—	—	—	4,256,777

Balance at December 31, 2007	46,727,153	$467,271	$602,929,530			$(75,826,561)	$(12,599,245)	$514,970,995
Comprehensive income :
Net income	—	—	—	61,632,809	—	61,632,809	—	61,632,809
Net unrealized losses on derivatives	—	—	—	—	—	—	(22,899,280)	(22,899,280)
Comprehensive income	—	—	—	—	—	—	—	38,733,529
Exercise of stock options	13,333	134	237,194	—	—	—	—	237,328
Vesting of restricted shares	260,814	2,608	(36,663)	—	—	—	—	(34,055)
Cash dividends	—	—	—	—	(93,592,906)	(93,592,906)	—	(93,592,906)
Issuance of common shares	30,000	300	608,100	—	—	—	—	608,400
Non-cash compensation – Restricted Stock	—	—	10,503,485	—	—	—	—	10,503,485

Balance at December 31, 2008	47,031,300	$470, 313	$614,241,646			$(107,786,658)	$(35,498,525)	$471,426,776

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$61,632,809	$52,243,981	$33,801,540
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation	31,379,443	24,791,502	21,031,357
Amortization of deferred drydocking costs	2,569,396	1,644,144	781,129
Amortization of deferred financing costs	244,837	242,357	178,246
Write-off of deferred financing costs	2,089,701	—	—
Write-off of advances for vessel construction	3,882,888	—	—
Amortization of fair value (below) above contract value of time charter acquired	(799,540)	3,740,000	3,462,000
Gain on sale of vessel	—	(872,568)	—
Non-cash compensation expense	11,111,885	4,256,777	13,070,473
Changes in operating assets and liabilities:
Accounts receivable	(965,376)	(2,776,256)	(335,111)
Prepaid expenses	(2,139,688)	(137,292)	(507,676)
Accounts payable	(1,584,499)	1,971,400	(469,199)
Accrued interest	1,707,326	(344,933)	286,052
Accrued expenses	1,158,703	146,148	1,292,455
Drydocking expenditures	(2,388,776)	(3,624,851)	(2,324,726)
Unearned charter hire revenue	1,636,809	1,608,964	268,538
Net cash provided by operating activities	109,535,918	82,889,373	70,535,078

Cash flows from investing activities:
Vessels and vessel improvements and Advances for vessel construction	(336,438,441)	(458,262,048)	(130,759,211)
Purchase of other fixed assets	(219,245)	—	—
Proceeds from sale of vessel	—	12,011,482	—
Net cash used in investing activities	(336,657,686)	(446,250,566)	(130,759,211)

Cash flows from financing activities
Issuance of common shares	237,328	239,848,264	33,000,000
Equity issuance costs	—	(5,642,117)	(2,031,920)
Bank borrowings	192,358,513	369,708,070	99,974,820
Repayment of bank debt	—	(12,440,000)	—
Changes in restricted cash	(2,651,440)	(2,600,000)	100,000
Deferred financing costs	(12,890,502)	(12,749,841)	(1,340,304)
Cash used to net share settle equity awards	(34,055)	—	—
Cash dividend	(93,592,906)	(82,134,982)	(71,729,500)
Net cash provided by financing activities	83,426,938	493,989,394	57,973,096

Net increase/(decrease) in Cash	(143,694,830)	130,628,201	(2,251,037)
Cash at beginning of period	152,903,692	22,275,491	24,526,528
Cash at end of period	$9,208,862	$152,903,692	$22,275,491

Supplemental cash flow information:
Cash paid during the period for Interest (including Capitalized interest of $20,385,190, $8,775,957 and $126,702 in 2008, 2007 and 2006, respectively and Commitment Fees)	$33,942,541	$21,807,953	$10,321,584

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

As of December 31, 2008, the Company’s operating fleet consists of 23 vessels. The Company has an extensive vessel newbuilding program and as of December 31, 2008, with contracts for the construction of 24 vessels. The following tables present certain information concerning the Company’s fleet as of December 31, 2008:

No. of Vessels	Dwt	Vessel Type	Delivery	Employment

Vessels in Operation
23 Vessels	1,184,939	20 Supramax		Time Charter
		3 Handymax		Time Charter

Vessels to be delivered
3 Vessels	159,300	53,100 dwt series Supramax	2009-2010	2 Vessels on Time Charter and 1 Vessel Charter Free
4 Vessels	224,000	56,000 dwt series Supramax	2009-2010	1 Vessel on Time Charter and 3 Vessels Charter Free
17 Vessels(1)	986,000	58,000 dwt series Supramax	2009-2011	17 Vessels on Time Charter

(1) After converting eight shipbuilding contracts into options on December 17, 2008. See Note 3.

The following table represents certain information about the Company’s charterers which individually accounted for more than 10% of the Company’s gross time charter revenue during the periods indicated:

Charterer	% of Consolidated Time Charter Revenue
	2008	2007	2006

Charterer A	-	12.9%	15.1%
Charterer B	23.9%	22.3%	19.2%
Charterer C	-	-	13.2%
Charterer D	-	12.4%	12.2%
Charterer H	14.7%	11.0%	-
Charterer L	15.9%	-	-
Charterer M	13.5%	-	-

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

(c)
Other Comprehensive Income: The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which requires separate presentation of certain transactions, which are recorded directly as components of stockholders’ equity. The Company records the fair value of interest rate swaps and foreign currency swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Comprehensive Income is composed of net income and gains or losses relating to the swaps.

(d)
Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes and an amount of $276,056 which is collateralizing a letter of credit.

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

(g)
Vessels and vessel improvements, at Cost: Vessels are stated at cost which consists of the contract price and other direct costs relating to acquiring and placing the vessels in service. Major vessel improvements are capitalized and depreciated over the remaining useful lives of the vessels.

(h)
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

(i)
Intangibles: Where the Company identifies any intangible assets or liabilities associated with the acquisition of a vessel, the Company records all identified tangible and intangible assets or liabilities at fair value. Fair value is determined by reference to market data and the amount of expected future cash flows. The Company values any asset or liability arising from the market value of the time charters assumed when a vessel is acquired. When the time charters assumed are above market charter rates, the difference between the market charter rate and assumed charter rate is recorded as Fair value above contract value of time charters acquired. When the time charters assumed are below market charter rates, the difference between the market charter rate and assumed charter rate is recorded as Fair value below contract value of time charters acquired. Such assets and liabilities are amortized to revenue over the remaining period of the time charters.

(j)
Impairment of Long-Lived Assets: The Company uses SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard requires that, long-lived assets and certain identifiable intangibles held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company should evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties or discounted cash flow analyses. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company’s vessels.

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

(l)
Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made.

(m)
Other fixed assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on straight line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software, and are depreciated over 3-10 years. As of December 31, 2008, other fixed assets, net of $219,245 is included in non-current other assets.

(n)
Accounting for Revenues and Expenses: Revenues are generated from time charter agreements. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Time charter hire revenue brokerage Commissions are recorded in the same period as these revenues are recognized. Vessel operating expenses are accounted for on the accrual basis.

(o)
Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.

(p)	Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred and is recorded in Vessel Expenses.

(q)
Protection and Indemnity Insurance: The Vessel’s Protection and Indemnity Insurance is subject to additional premiums referred to as “back calls” or “supplemental calls” which are accounted for on an accrual basis and is recorded in Vessel Expenses.

(r)
Derivatives: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivatives’ fair value recognized currently in earnings unless specific hedge accounting criteria are met.

(s)
Earnings Per Share: Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options and restricted stock unless their impact is antidilutive.

(t)
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

(u)
Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

(v)
Federal Income Taxes: The Company is a Republic of Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company does not believe its operations prospectively will be subject to federal income taxes in the United States of America.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), and in February 2008, the FASB issued Staff Position (FSP) 157-1 and FSP 157-2. FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). In October 2008 the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 for financial assets in a market that is not active. FSP 157-3 was effective upon issuance. SFAS No. 157 defines fair value, establishes a frame work for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our financial condition or results of operations. We are currently evaluating the effect, if any, of the adoption of SFAS No. 157 for non-financial assets and liabilities on its financial condition and results of operations, including for the purpose of assessing valuation of long-lived asset impairment.

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

Note 3.  Vessels

a. Vessel and vessel improvements

At December 31, 2008, the Company’s operating fleet consisted of 23 dry bulk vessels. In June 2008, October 2008 and November 2008 the Company took delivery of the Wren, Woodstar and Crowned Eagle, three of its 27 newbuild vessels, respectively. The Wren and Woodstar have been recorded at fair market value in connection with the acquisition of its construction contracts from Kyrini Shipping Inc. in 2007. In May 2008, the Company acquired two Supramax vessels, Goldeneye and Redwing, for a total purchase price of $146,100,000. The Goldeneye and Redwing were delivered in June 2008 and September 2008, respectively. The Company acquired 3 vessels in 2007, 3 vessels in 2006, 13 vessels in 2005 and sold a vessel in 2007.

Vessel and vessel improvements consist of the following:

Balance vessels and vessel improvements, at December 31, 2006	$ 502,141,951
Purchase of vessels and vessel improvements	139,033,326
Disposal of vessel	(11,138,914)
Depreciation expense	(24,791,502)
Balance vessels and vessel improvements, at December 31, 2007	$ 605,244,861
Purchase of vessels and vessel improvements	148,023,788
Delivery of newbuild vessels	152,785,430
Depreciation expense	(31,379,443)
Balance vessels and vessel improvements, at December 31, 2008	$874,674,636

b. Advances for vessel construction

In 2007, the Company contracted for construction of thirty five Supramax vessels, five in Japan and thirty in China. The Company took delivery of two Chinese built vessels, the Wren in June 2008, and the Woodstar in October 2008. In November 2008, the Company took delivery of the Crowned Eagle, the first of its five Japanese newbuilt vessels.

As of December 31, 2008 the total cost of the contracts for the remaining four Supramax vessels under construction at a shipyard in Japan is equivalent to $134,081,383. These vessels construction contracts are Japanese yen based and as of December 31, 2008, the Company has advanced an equivalent of $57,148,837 in progress payments towards these contracts. The remaining four vessels are expected to be delivered between 2009 and 2010. The Company will incur additional associated costs relating to the construction of these vessels.

The Company acquired the rights to the construction of the newbuilding vessels in China from Kyrini Shipping Inc., an unrelated privately held Greek shipping company for consideration of $150,000,000, and this amount is included in the total construction cost. The acquisition comprised purchase contracts for the construction of the 26 Supramax vessels and time charter employment contracts for 21 of the 26 vessels. The charter rates on the employment contracts acquired from Kyrini were either below or above market rates for equivalent time charters prevailing at the time the foregoing vessel contracts were acquired.  The present values of the above and below market charters at the date of acquisition were estimated by the Company at $4,531,115 and $32,867,920, respectively, and were recorded as assets and liabilities in the consolidated balance sheets. These amounts will be amortized to revenue over the life of the time charters assumed on these vessels. For the twelve months ended December 31, 2008, net revenues included $799,540 as amortization of the below market rate charters.  As of December 31, 2008, the unamortized above and below market rate charters was $4,531,115 and $32,068,380, respectively.

The Company also received an option from the shipyard in China, Yanghzou Dayang Shipbuilding Co., Ltd., for the construction of 9 additional Supramax vessels. On December 27, 2007, the Company exercised four of these options and the options for the remaining five vessels expired on March 31, 2008.

On December 17, 2008, the Company reached an agreement with Yanghzou Dayang Shipbuilding Co., Ltd., the ship builder in China, to convert eight charter-free Supramax shipbuilding contracts into options on the part of the Company, for a consideration of $440,000. The deposits of $47,370,000 previously paid by the Company to the builder for those eight contracts are applied to payments in respect of other ships being constructed by the builder. In addition, the delivery date for one of the ships under construction has been rescheduled from September 2009 to November 2010. The carrying value of the advanced payment in connection with the acquisition of the construction contracts from Kyrini Shipping Inc and the cost of the eight newly converted shipbuilding contract options were recorded as an impairment charge of $3,882,888.

As of December 31, 2008 the Company has 20 Supramax vessels under construction at the shipyard in China. The total cost of the construction project in China is approximately $859,098,055, of which the Company has advanced $310,668,055 in progress payments towards the construction of these vessels. These vessels are expected to be delivered between 2009 and 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

As of December 31, 2008, the Company has advanced a net of $411,063,011 in progress payments towards the newbuilding vessels.

At December 31, 2008, the Company had 24 vessels under construction. Advances for Vessel Construction consist of the following:

Advances for Vessel Construction at December 31, 2006	$ 25,190,941
Progress Payments	309,053,973
Capitalized Interest	9,400,288
Legal and Technical Supervision Costs	1,209,760
Advances for Vessel Construction at December 31, 2007	$ 344,854,962
Progress Payments	188,461,866
Capitalized Interest	26,211,616
Legal and Technical Supervision Costs	8,202,885
Write-off advances for vessel construction	(3,882,888)
Delivery of Newbuild Vessel	(152,785,430)
Advances for Vessel Construction at December 31, 2008	$ 411,063,011

Note 4.  Other Accrued Liabilities

Accrued Liabilities consist of:

	December 31, 2008	December 31, 2007

Vessel Expenses	$2,055,929	$966,771
Accrued Compensation Expense	-	800,000
Other Expenses	966,046	96,501

Balance	$3,021,975	$ 1,863,272

Note 5.  Long-term debt

At December 31, 2008, the Company’s debt consisted of $789,601,403 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $392,951,457 for the 23 vessels currently in operation and $396,649,946 to fund the Company’s newbuilding program.

On July 3, 2008, the Company’s then existing $1,600,000,000 revolving credit facility was amended. Among other things, the amended facility provided an additional incremental commitment of up to $200,000,000 under the same terms and conditions as the existing facility, subject to satisfaction of certain additional conditions. The Company also has the ability to purchase additional dry bulk vessels in excess of 85,000dwt and over 10 years of age, but no more than 20 years of age, with certain limitations. The agreement also provides for the purchase or acquisition of more than one additional vessel en bloc or the acquisition of beneficial ownership in one or more additional vessel(s). The agreement amended the margin applicable over the Libor interest rate on borrowings to 0.95% for the next two years. Thereafter, if the advance ratio is less than 35%, the margin will be 0.80% per year; if the advance ratio is equal to or greater than 35% but less than 60%, the margin will be 0.95%; if the advance ratio is equal to or greater than 60%, the margin will be 1.05%. The agreement also amended the commitment fee on the undrawn portion of the revolving credit facility to 0.30%.

On December 17, 2008, the Company entered into a second Amendatory Agreement to its $1,600,000,000 revolving credit facility. Among other things, the credit facility amends the amount of the credit facility to $1,350,000,000. The agreement amends the minimum security value of the credit facility to include the aggregate market value of the vessels in the Company’s operating fleet and the deposits on its newbuilding contracts. The agreement amends the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%. The agreement reduces the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The agreement also amends the interest margin to 1.75% over LIBOR. In connection with the second amendment to the revolving credit facility, the Company recorded deferred financing costs of $13,945,190 and a one-time non-cash charge of $2,089,701, to write-off a portion of deferred finance costs associated with the reduction of the credit facility.

The Company’s revolving credit facility contains financial covenants requiring us, among other things, to ensure that we maintain with the lender $500,000 per delivered vessel. As of December 31, 2008 the Company has recorded $11,500,000 as restricted cash in the accompanying balance sheets. As of December 31, 2008, $560,398,597 is available for additional borrowings under the credit facility. The facility is available in full until July 2012 when availability will begin to reduce in 10 semi-annual reductions of $63,281,250 with a full repayment of $717,187,500 in July 2017. The Company will also pay on a quarterly basis a commitment fee of 0.3% per annum on the undrawn portion of the facility.

For the twelve months ended December 31, 2008, interest rates on the outstanding debt ranged from 3.10% to 6.99%, including a margin of 0.80% to 1.75% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.46%. The Company incurred a commitment fee ranging from 0.25% to 0.30% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:

	2008	2007	2006

Loan Interest	$15,545,287	$12,259,010	$9,694,244
Commitment Fees	26,449	239,739	676,126
Amortization of Deferred Financing Costs	244,837	242,357	178,246
Write-off of Deferred Financing Costs	2,089,701	—	—

Total Interest Expense	$17,906,274	$12,741,106	$10,548,616

Interest paid, excluding capitalized interest, amounted to $13,557,351 in 2008, $13,031,996 in 2007 and $10,194,882 in 2006.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of December 31, 2008, and December 31, 2007.

Notional Amount Outstanding – December 31, 2008	Notional Amount Outstanding – December 31, 2007	Fixed Rate	Maturity
$84,800,000	$84,800,000	5.240%	09/2009*
25,776,443	25,776,443	4.900%	03/2010
10,995,000	10,995,000	4.980%	08/2010
202,340,000	202,340,000	5.040%	08/2010
100,000,000	100,000,000	4.220%	09/2010
30,000,000	30,000,000	4.538%	09/2010
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	-	3.895%	01/2013
144,700,000	-	3.580%	10/2011
9,162,500	-	3.515%	10/2011
3,405,174	-	3.550%	10/2011
17,050,000	-	3.160%	11/2011
$771,529,273	$515,711,599

*Upon maturity of the $84,800,000 swap in September 2009, a swap with the same notional amount will commence with a fixed interest rate of 3.90% that matures in September 2013.

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $50,538,060 and $13,531,883 have been recorded in Fair value of derivative instruments in the Company’s balance sheets as of December 31, 2008, and December 31, 2007, respectively.

Foreign Currency swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges.

At December 31, 2007, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 11.28 billion Japanese yen swapped into the equivalent of $104,259,998. During 2008, the Company made progress payments in Japanese yen to the shipyard in Japan. At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $15,039,535 and $932,638 have been recorded in Fair value of derivative instruments and other assets in the accompanying balance sheets as of December 31, 2008, and December 31, 2007, respectively.

In February 2009, the Company settled its outstanding foreign currency swaps contracts at a gain aggregating $13,673,774. This gain will offset the cost of the vessels on the remaining three vessels upon their delivery in March 2009, January 2010 and February 2010, respectively.

Note 6.  Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents—the carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying amounts of borrowings under the revolving credit agreement approximate their fair value, due to the variable interest rate nature thereof.

Interest rate swaps—the fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Foreign currency swaps—the fair value of foreign currency swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2008, as required by SFAS 157:

	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	—	$15,039,535	—

Liabilities:
Interest rate contracts	—	$50,538,060	—

The fair value of the interest rate and foreign currency swap contracts are based on quoted market prices for a similar contract and can be validated through external sources.

Note 7.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,041 per vessel in 2008 and $8,906 per vessel in 2007.

Operating Lease

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

The future minimum commitments under the leases for office space as of December 31, 2008 are as follows:

2009	$648,552
2010	648,552
2011	788,519
2012	835,175
Thereafter	4,523,865
Total	$7,444,663

Note 8.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of December 31, 2008, does not include 1,704,787 restricted stock units and 50,001 stock options as their effect was anti-dilutive.

	2008	2007	2006

Net Income	$61,632,809	$52,243,981	$33,801,540
Weighted Average Shares – Basic	46,800,550	42,064,911	34,543,836
Dilutive effect of stock options and restricted stock units	88,238	130,650	26
Weighted Average Shares – Diluted	46,888,788	42,195,561	34,543,862
Basic Earnings Per Share	$1.32	$1.24	$0.98
Diluted Earnings Per Share	$1.31	$1.24	$0.98

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

As of December 31, 2005, no grants had been made under the plan. On March 17, 2006, the Company granted options to purchase 56,666 shares of the Company’s common stock to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $13.23 per share. During 2007, options to purchase 13,333 shares were exercised. The options expire ten years from the date of grant.

On January 12, 2007, the Company granted options to purchase 13,334 of the Company’s common shares to its independent non-employee directors and 524,000 of the Company’s common shares to members of its management. The options have an exercise price of $17.80 per share and they vested and became exercisable for the non-employee directors on the grant date while the options for management vest and become exercisable over three years. All options expire ten years from the date of grant. During 2008, options to purchase 13,333 shares were exercised and 26,667 options were forfeited.

On May 23, 2007, the Company granted options to purchase 50,001 of the Company’s common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $21.88 per share. The options expire ten years from the date of grant.

For purposes of determining compensation cost for the Company’s stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5%, dividend yield ranging from 9% to 15%, expected stock price volatility factor of 0.33.  The Company has recorded non-cash compensation charges of $301,477, $448,037 and $47,033 relating to the fair value of these stock options in 2008, 2007 and 2006, respectively.

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

On March 17, 2006, the Company granted a Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 62,964 shares of the Company’s common stock.  During 2007, the Company granted an additional Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 45,370 shares of the Company’s common stock. In 2007, the Company also granted a Dividend Equivalent Rights Award to members of its management equivalent to 524,000 shares of the Company’s common stock. The Company recorded $1,236,337, $1,210,457 and $95,267 as compensation expense for the Dividend Equivalent payments in 2008, 2007 and 2006, respectively.

In 2007 the Company granted 793,713 Restricted Stock Units (“RSUs”) to members of its management. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company’s Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $21,912,547. During the year ended December 31, 2008, 260,814 RSUs were vested and 5,219 were forfeited. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2008 and 2007, were $7,282,819 and $670,928, respectively. The remaining expense for the years ended 2009 and 2010 will be $7,283,857 and $6,613,967, respectively.

In June 2008, the Company granted 833,333 RSUs, vesting ratably over five years, to its Chief Executive Officer as part of an employment agreement. In August 2008, the Company granted 105,000 RSUs, vesting ratably over three years, to a new member of management. The fair value of the non-vested RSUs at the grant date, equivalent to the market value at the date of grants, is $27,089,190. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2008, was $2,919,189. The remaining expense for the years ended 2009, 2010 and 2011 will be $5,796,398, $5,796,398 and $5,450,402, respectively, and $7,126,803 thereafter.

As of December 31, 2008, RSUs covering a total of 1,466,013 of the Company’s shares are outstanding. The Restricted Stock Unit also entitles the participant to receive a Dividend Equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s stockholders. The Company has also recorded $2,464,662 and $180,000 in compensation expense for the Restricted Stock Units Dividend Equivalent payments in 2008 and 2007, respectively.

On January 15, 2008, the Company granted 30,000 shares of its common stock, which vested on the grant date, to its independent non-employee directors. The fair value of the stock at the grant date was equal to the closing stock price on that date and a total amount of $608,400 has been recorded in non-cash compensation expense in 2008.

On January 23, 2009, the Company granted options to purchase 222,815 of the Company’s common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $5.00 per share and expire six years from the date of grant.

Note 10.  Non-cash Compensation

The Company has recorded non-cash compensation charges of $11,111,885, $4,256,777 and $13,070,473, respectively in 2008, 2007 and 2006. These non-cash compensation charges relate to the stock options and restricted stock units granted to certain directors of the Company and members of management under the 2005 Stock Incentive Plan (see Note 9) and non-cash, non-dilutive charges relating to profits interests awarded to members of the Company’s management by the Company’s former principal shareholder Eagle Ventures LLC. Amounts recorded with respect to the stock options were $301,477 and $1,118,965 in 2008 and 2007, respectively. Amounts recorded with respect to the non-cash, non-dilutive charges relating to profits interests were $0, $3,137,812 and $13,023,440 in 2008, 2007 and 2006, respectively.

Members of the Company’s management had been awarded profits interests in the Company’s former principal shareholder Eagle Ventures LLC that entitled such persons to an economic interest of up to 16.7% on a fully diluted basis (assuming all profits interests were vested) in any appreciation in the value of the assets of Eagle Ventures LLC (including shares of the Company’s common stock owned by Eagle Ventures LLC when sold). These profits interests diluted only the interests of owners of Eagle Ventures LLC, and did not dilute direct holders of the Company’s common stock. However, the Company’s statement of operations reflects non-cash charges for compensation related to the profits interests. In the aggregate, one fourth of the profits interests were service-related and the remaining profits interests were performance related.  Since these profits interests would not be settled in stock of the Company, they were being accounted for as a liability plan as described in paragraph 32 of SFAS No. 123(R).  The compensation charge was based on the fair value of the profits interests by marking to market the assets of Eagle Ventures LLC at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests was recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance related profits interests was adjusted prospectively as a change in estimate. As Eagle Ventures LLC has sold all of its remaining holdings in the Company, the non-cash, non-dilutive charges relating to profits interests ended in the first quarter of 2007 and there will be no charges in future periods.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	2008	2007	2006

Stock Option Plans	$301,477	$1,118,965	$47,033
Restricted Stock Grants	10,202,008	-	-
Stock Grants	608,400	~~-~~	-
Non-dilutive Profits Interests	-	3,137,812	13,023,440
Total Non-cash compensation expense	$11,111,885	$4,256,777	$13,070,473

Note 11.  Capital Stock

Common  Stock

On June 28, 2006 the Company sold 2,750,000 shares of its common stock at $12.00 per share raising gross proceeds of $33,000,000 before deduction of fees and expenses of $1,770,811.

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

Dividends

The Company’s policy is to declare quarterly dividends to shareholders in March, May, August and November. Payment of dividends is in the discretion of the Board of Directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company’s revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of a loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In this connection, the drybulk market has recently declined substantially. In December 2008, commencing with the fourth quarter of 2008, the Company’s board of directors has determined to suspend the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company’s earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company’s growth strategy, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it.

In 2008, the Company declared four quarterly dividends in the aggregate amount of $2.00 per share of its common stock in February, May, August and November. Aggregate payments were $93,592,906 for dividends declared in 2008.

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

Note 12.  Shareholder Rights Plan

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

Note 13.  2008, 2007 and 2006 Quarterly Results of Operations (Unaudited)

Consolidated Statement of Operations (Unaudited)	Three Months ended March 31,	Three Months ended June 30,	Three Months ended September 30,	Three Months ended December 31,

2008

Revenues, net of commissions	$36,686,016	$37,223,200	$51,553,232	$59,962,501
Total Operating Expenses	20,376,459	19,750,394	25,002,973	43,539,354
Operating Income	16,309,557	17,472,806	26,550,259	16,423,147
Net Income	14,345,810	14,906,130	23,221,617	9,159,252

Basic Net Income Per Share	0.31	0.32	0.50	0.20
Diluted Net Income Per Share	0.31	0.32	0.49	0.20
Cash dividends declared and paid	0.50	0.50	0.50	0.50

2007

Revenues, net of commissions	$26,908,532	$28,338,047	$33,955,704	$35,612,521
Total Operating Expenses	16,067,004	14,601,064	15,580,744	18,234,292
Operating Income	10,841,528	13,736,983	18,374,960	17,378,229
Net Income	8,487,788	11,924,695	15,501,895	16,329,603

Basic Net Income Per Share	$0.23	$0.29	$0.37	$0.35
Diluted Net Income Per Share	$0.23	$0.29	$0.37	$0.35
Cash dividends declared and paid	$0.51	$0.50	$0.47	$0.50

2006

Revenues, net of commissions	$23,790,052	$24,105,383	$28,358,830	$28,393,932
Total Operating Expenses	11,262,744	12,910,077	16,442,389	21,052,658
Operating Income (Loss)	12,527,308	11,195,306	11,916,441	7,341,274
Net Income (Loss)	10,792,501	9,391,736	9,100,737	4,516,566

Basic Net Income Per Share	$ 0.33	$ 0.28	$0.27	$0.13
Diluted Net Income Per Share	$ 0.33	$ 0.28	$0.27	$0.13
Cash dividends declared and paid	$ 0.57	$0.50	$0.50	$0.51

F-21