Form 10-Q
period 2009-03-31
Eagle Bulk Shipping Inc.
filed 2009-05-07
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
________________
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

________________

Commission File Number 001–33831

EAGLE BULK SHIPPING INC.
(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98–0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue Suite 1405 New York, New York 10022 Address of Principal Executive Offices

Registrant's telephone number, including area code: (212) 785–2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X                NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES                     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer     X       Accelerated Filer             Non-accelerated Filer            Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   YES                       NO     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.01 per share, 47,031,300 shares outstanding as of May 6, 2009.

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$18,896,758	$9,208,862
Accounts receivable	5,242,161	4,357,837
Prepaid expenses	3,377,755	3,297,801
Other assets	3,549,732	—
Total current assets	31,066,406	16,864,500
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $93,807,957 and $84,113,047, respectively	938,418,488	874,674,636
Advances for vessel construction	381,815,260	411,063,011
Restricted cash	12,776,056	11,776,056
Deferred drydock costs, net of accumulated amortization of $5,618,655 and $5,022,649, respectively	3,228,074	3,737,386
Deferred financing costs	23,827,797	24,270,060
Fair value above contract value of time charters acquired	4,531,115	4,531,115
Fair value of derivative instruments and other assets	6,173,340	15,258,780
Total noncurrent assets	1,370,770,130	1,345,311,044
Total assets	$1,401,836,536	$1,362,175,544
LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
Accounts payable	$3,423,635	$2,037,060
Accrued interest	6,651,391	7,523,057
Other accrued liabilities	4,844,379	3,021,975
Deferred revenue and fair value below contract value of time charters acquired	16,724,194	2,863,184
Unearned charter hire revenue	5,696,640	5,958,833
Total current liabilities	37,340,239	21,404,109
Noncurrent liabilities:
Long-term debt	802,476,403	789,601,403
Fair value below contract value of time charters acquired	28,007,433	29,205,196
Fair value of derivative instruments	49,525,089	50,538,060
Total noncurrent liabilities	880,008,925	869,344,659
Total liabilities	917,349,164	890,748,768
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 47,031,300 shares issued and outstanding	470,313	470,313
Additional paid-in capital	618,137,930	614,241,646
Retained earnings (net of dividends declared of $262,188,388)	(90,549,877)	(107,786,658)
Accumulated other comprehensive loss	(43,570,994)	(35,498,525)
Total stockholders' equity	484,487,372	471,426,776
Total liabilities and stockholders' equity	$1,401,836,536	$1,362,175,544

________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenues, net of commissions	$55,977,666	$36,686,016

Vessel expenses	13,071,197	7,991,261
Depreciation and amortization	10,290,916	7,336,039
General and administrative expenses	8,903,028	5,049,159

Total operating expenses	32,265,141	20,376,459

Operating income	23,712,525	16,309,557

Interest expense	6,486,317	3,350,253
Interest income	(10,573)	(1,386,506)

Net interest expense	6,475,744	1,963,747

Net income	$17,236,781	$14,345,810

Weighted average shares outstanding :

Basic	47,031,300	46,752,538
Diluted	47,031,300	46,925,494
Per share amounts:

Basic net income	$0.37	$0.31
Diluted net income	$0.37	$0.31
Cash dividends declared and paid	—	$0.50

________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Net Income	Accumulated Deficit	Other Comprehensive Income (Loss	Total Stockholders' Equity

Balance at December 31, 2008	47,031,300	$470,313	$614,241,646		$(107,786,658)	$(35,498,525)	$471,426,776
Comprehensive income :
Net income	—	—	—	$17,236,781	17,236,781	—	17,236,781
Net unrealized losses on derivatives	—	—	—	—	—	(8,072,469)	(8,072,469)
Comprehensive income	—	—	—	—	—	—	9,164,312
Non-cash compensation	—	—	3,896,284	—	—	—	3,896,284

Balance at March 31, 2009	47,031,300	$470,313	$618,137,930		$(90,549,877)	$(43,570,994)	$484,487,372

________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$17,236,781	$14,345,810
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation	9,694,910	6,708,415
Amortization of deferred drydocking costs	596,006	627,624
Amortization of deferred financing costs	240,057	61,907
Amortization of fair value below contract value of time charter acquired	(649,731)	—
Non-cash compensation expense	3,896,284	2,515,703
Changes in operating assets and liabilities:
Accounts receivable	(884,324)	113,078
Other assets	(3,549,732)	—
Prepaid expenses	(79,954)	(141,700)
Accounts payable	1,386,575	(1,476,295)
Accrued interest	350,812	3,106,074
Accrued expenses	1,822,404	(46,930)
Drydocking expenditures	(86,694)	(65,851)
Deferred revenue	13,312,978	—
Unearned charter hire revenue	(262,193)	706,527

Net cash provided by operating activities	43,024,179	26,454,362

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(44,271,329)	(13,399,474)

Net cash used in investing activities	(44,271,329)	(13,399,474)

Cash flows from financing activities:
Bank borrowings	12,875,000	6,630,000
Changes in restricted cash	(1,000,000)	(151,440)
Deferred financing costs	(939,954)	(545,140)
Cash dividends	—	(23,378,577)

Net cash provided by/(used in) financing activities	10,935,046	(17,445,157)

Net increase/(decrease) in cash	9,687,896	(4,390,269)
Cash at beginning of period	9,208,862	152,903,692

Cash at end of period	$18,896,758	$148,513,423

________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation and General Information

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company", "we" or "our"). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk vessels. The Company's fleet is comprised of Supramax and Handymax bulk carriers and the Company operates its business in one business segment.

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

As of March 31, 2009, the Company's operating fleet consisted of 25 vessels. The Company has an extensive vessel newbuilding program and as of March 31, 2009 had contracts for the construction of 22 vessels. The following tables present certain information concerning the Company's fleet as of March 31, 2009:

No. of Vessels	Dwt	Vessel Type	Delivery	Employment

Vessels in Operation
25 Vessels	1,296,917	22 Supramax		Time Charter
		3 Handymax		Time Charter

Vessels to be delivered
3 Vessels	159,300	53,100 dwt series Supramax	2009-2010	2 Vessels on Time Charter and 1 Vessel Charter Free
2 Vessels	112,000	56,000 dwt series Supramax	2010	2 Vessels Charter Free
17 Vessels	986,000	58,000 dwt series Supramax	2009-2011	17 Vessels on Time Charter

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

Charterer	% of Consolidated time charter revenue
	Three Months Ended March 31,
	2009	2008

Charterer B	20.3%	26.2%
Charterer H	12.0%	15.4%
Charterer J	7.0%	10.7%
Charterer L	16.0%	19.5%
Charterer M	18.2%	11.6%

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the SEC ("Securities and Exchange Commission") which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K.

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

Note 2.  New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FASB Staff Position ("FSP") amends Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

Note 3.  Vessels

a. Vessel and Vessel Improvements

At March 31, 2009, the Company's operating fleet consisted of 25 dry bulk vessels. In January and March 2009, the Company took delivery of the Crested Eagle and Stellar Eagle.

Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2008	$874,674,636
Purchase of Vessel and Vessel Improvements	1,529,318
Delivery of Newbuild Vessels	71,909,444
Depreciation Expense	(9,694,910)

Vessels and Vessel Improvements, at March 31, 2009	$938,418,488

b. Advances for Vessel Construction

The Company took delivery of the Crested Eagle and Stellar Eagle, two Japanese built vessels in January and March 2009, respectively. In 2008, the Company took delivery of two Chinese built vessels and one Japanese built vessel.

As of March 31, 2009, the total contract cost of the remaining two Supramax vessels under construction in Japan was approximately $67,108,584. These vessels construction contracts are Japanese yen based and as of March 31, 2009, the Company had advanced an equivalent of $24,798,118 in progress payments towards these contracts. The remaining two vessels are expected to be delivered in 2010. The Company will incur additional associated costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

As of March 31, 2009, the Company had twenty Supramax vessels under construction at the shipyard in China. The total contract cost of the construction project in China is approximately $859,098,055, of which the Company has advanced $310,668,055 in payments towards the construction of these vessels. These vessels are expected to be delivered between 2009 and 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

Advances for Vessel Construction consist of the following:

Advances for Vessel Construction, at December 31, 2008	$411,063,011
Progress Payments	34,435,997
Capitalized Interest	6,779,318
Legal and Technical Supervision Costs	1,446,378
Delivery of Newbuild Vessels	(71,909,444)
Advances for Vessel Construction, at March 31, 2009	$381,815,260

Note 4.  Long-Term Debt

At March 31, 2009, the Company's debt consisted of $802,476,403 in net borrowings under the amended revolving credit facility. These borrowings consisted of $424,721,218 for the 25 vessels currently in operation and $377,755,185 to fund the Company's newbuilding program.

On December 17, 2008, the Company entered into a second amendatory agreement to its $1,600,000,000 revolving credit facility. Among other things, the agreement reduces the amount of the credit facility to $1,350,000,000, amends the minimum security cover definition in the credit facility to include the installment payments on its newbuilding contracts and reduces the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides, however, that future dividend payments will be based on maintaining a minimum security value of 130%. In addition, it increases the interest margin to 1.75% over LIBOR, but also reduces the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter.

The revolving credit facility also requires us, among other things, to ensure that we maintain with the lender $500,000 per delivered vessel. As of March 31, 2009, the Company has recorded $12,500,000 as restricted cash in the accompanying balance sheets. As of March 31, 2009, $547,523,597 is available for additional borrowings under the credit facility. The facility is available in full until July 2012 when availability will begin to reduce in 10 semi-annual reductions of $63,281,250 with a full repayment of $717,187,500 in July 2017. The Company will also pay on a quarterly basis a commitment fee of 0.3% per annum on the undrawn portion of the facility.

For the three months ended March 31, 2009, interest rates on the outstanding debt ranged from 2.84% to 6.99%, including a margin of 0.80% to 1.75% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 6.08%. The Company incurred a commitment fee ranging from 0.25% to 0.30% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:
	Three Months Ended
	March 31, 2009	March 31, 2008
Loan Interest	$6,243,274	$3,273,413
Commitment Fees	2,986	14,933
Amortization of Deferred Financing Costs	240,057	61,907
Total Interest Expense	$6,486,317	$3,350,253

Interest paid, exclusive of capitalized interest, in the three month periods ended March 31, 2009 and 2008 amounted to $5,895,446 and $2,721,992, respectively.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of March 31, 2009 and December 31, 2008.

Notional Amount Outstanding – March 31, 2009	Notional Amount Outstanding – December 31, 2008	Fixed Rate	Maturity
$ 84,800,000	$ 84,800,000	5.240%	09/2009*
25,776,443	25,776,443	4.900%	03/2010
10,995,000	10,995,000	4.980%	08/2010
202,340,000	202,340,000	5.040%	08/2010
100,000,000	100,000,000	4.220%	09/2010
30,000,000	30,000,000	4.538%	09/2010
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
144,700,000	144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
$ 771,529,273	$ 771,529,273

*Upon maturity of the $84,800,000 swap in September 2009, a swap with the same notional amount will commence with a fixed interest rate of 3.90% that matures in September 2013.

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $49,525,089 and $50,538,060 have been recorded in Fair value of derivative instruments in the Company's balance sheets as of March 31, 2009 and December 31, 2008, respectively.

Foreign Currency swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualified as cash flow hedges.

At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030. In February 2009, the Company fixed the gain on its outstanding foreign currency swaps contracts. This gain will be recognized upon delivery of the remaining vessels. During the quarter ended March 31, 2009, the Company recognized a foreign currency gain of $7,684,225 which offset the cost of Stellar Eagle and Crested Eagle upon their delivery. The remaining gain as of March 31, 2009 aggregating $5,954,095 will offset the cost of the remaining two vessels upon their delivery in January, 2010 and February 2010, respectively.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $5,954,095 and $15,039,535 have been recorded in Fair value of derivative instruments and other assets in the accompanying balance sheets as of March 31, 2009, and December 31, 2008, respectively.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2009, as required by SFAS 157:
		Level 1	Level 2	Level 3
Assets
	Foreign currency contracts	—	$5,954,095	—

Liabilities	Interest rate contracts	—	$49,525,089	—

The fair value of the interest rate and foreign currency swap contracts are based on quoted market prices for a similar contract and can be validated through external sources.

Note  6.  Commitments and Contingencies

Vessel Technical Management Contracts

The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,173 and $9,623 per vessel during the three months ended March 31, 2009 and 2008, respectively.

Note 7.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of March 31, 2009, does not include 1,466,013 restricted stock units and 756,541 stock options as their effect was anti-dilutive.

	Three Months Ended
	March 31, 2009	March 31, 2008
Net Income	$17,236,781	$14,345,810
Weighted Average Shares – Basic	47,031,300	46,752,538
Dilutive effect of stock options and restricted stock units	0	172,956
Weighted Average Shares – Diluted	47,031,300	46,925,494
Basic Earnings Per Share	$0.37	$0.31
Diluted Earnings Per Share	$0.37	$0.31

Note 8.  Capital Stock

Dividends

Payment of dividends is in the discretion of the board of directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company's revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that there is not a default or breach of a loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In this connection, the drybulk market has recently declined substantially. In December 2008, the Company's board of directors has determined to suspend the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

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

In 2007 and 2008, the Company granted restricted stock units ("RSUs") to members of its management which vest ratably between three to five years. As of March 31, 2009, RSUs covering a total of 1,466,013 of the Company's shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company's shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three months ended March 31, 2009 and 2008, the amortization charge was $3,270,064 and $1,826,046, respectively. The remaining expense for each of the years ending 2009, 2010, and 2011 will be $9,810,191, $12,410,365, and $5,450,402, respectively, and $7,126,803 thereafter.

As of December 31, 2008, options covering 590,668 of the Company's common shares were outstanding.  These options were awarded to members of its management and its independent non-employee directors. On January 23, 2009, the Company granted options to purchase 222,815 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $5.00 per share and expire six years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of FAS 123(R), the fair value of the options granted of $550,851 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2009 grant included a risk free interest rate of 2.2%, and an expected stock price volatility factor of 74%.  For the three months ended March 31, 2009 and 2008, the Company has recorded a non-cash compensation charge of $626,220 and $81,257, respectively. As of March 31, 2009, options covering 813,483 of the Company's common shares are outstanding with exercise prices ranging from $5.00 to $21.88 per share (the market prices at dates of grants). The options granted to the directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between six to ten years from the date of grant.

On January 15, 2008, the Company granted 30,000 shares of its common stock, which vested on the grant date, to its independent non-employee directors. The fair value of the stock at the grant date was equal to the closing stock price on that date and a total amount of $608,400 has been recorded in non-cash compensation expense for the three months ended March 31, 2008.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended March 31,
	2009	2008
Stock Option Plans	$626,220	$81,257
Restricted Stock Grants	3,270,064	1,826,046
Stock Grants	—	608,400
Total Non-cash compensation expense	$3,896,284	$2,515,703

In 2006 and 2007, the Company granted Dividend Equivalent Rights Awards ("DERs") to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company's shareholders. As of March 31, 2009, DERs equivalent to 574,000 of the Company's common shares are outstanding. For the three months ended March 31, 2009 and 2008, the Company has recorded in General and Administrative Expense cash compensation expenses of $0 and $632,334, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended March 31, 2009 and 2008. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of March 31, 2009, we own and operate a modern fleet of 25 Handymax dry bulk vessels, 22 of which are of the Supramax class. We also have a Supramax newbuilding program for the construction of vessels in Japan and China. As of March 31, 2009, we have taken delivery of five vessels and an additional 22 vessels will be constructed and are expected to be delivered into our fleet through 2011, upon which our total fleet will consist of 47 vessels with a combined carrying capacity of 2.55 million dwt.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 25 vessels in our operating fleet, with an aggregate carrying capacity of 1,296,917 deadweight tons, have an average age of only six years compared to an average age for the world Handymax dry dulk fleet of over 15 years.

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

Our financial performance since inception is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages (over Panamax and Capesize vessels),

(2)
our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Reliance on the spot market contributes to fluctuations in revenue, cash flow, and net income. On the other hand, time charters provide a shipping company with a predictable level of revenues. We have entered into time charters for all of our vessels in our operating fleet which range in length from approximately one to three years, and in the case of many of our newbuilding vessels for periods up to December 2018. Our time charters provide for fixed semi-monthly payments in advance. We believe this strategy is effective in strong and weak dry bulk markets, giving us security and predictability of cashflows when we look at the volatility of the shipping markets,

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

We have employed all of our vessels in our operating fleet on time charters. During the three months ended March 31, 2009, we took delivery of two newbuilding vessels, CRESTED EAGLE and STELLAR EAGLE, which promptly entered into their respective charters. The following table represents certain information about the Company's revenue earning charters on its operating fleet:

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate
Cardinal (2)	2004	55,362	June to September 2009	$12,000
Condor	2001	50,296	May to July 2010	$22,000
Falcon (3)	2001	51,268	April to June 2010	$39,500
Griffon (4)	1995	46,635	February 2010 to May 2010	$9,500
Harrier (5)	2001	50,296	June 2009 to September 2009	$24,000
Hawk I (6)	2001	50,296	May 2009 to June 2009	$12,800
Heron (7)	2001	52,827	January 2011 to May 2011	$26,375
Jaeger (8)	2004	52,248	October 2009 to January 2010	$10,100
Kestrel I (9)	2004	50,326	March 2010 to July 2010	$11,500
Kite (10)	1997	47,195	September 2009 to January 2010	$9,500
Merlin (11)	2001	50,296	December 2010 to March 2011	$25,000
Osprey I (12)	2002	50,206	October 2009 to December 2009	$25,000
Peregrine (13)	2001	50,913	December 2009 to March 2010	$8,500
Sparrow (14)	2000	48,225	February 2010 to May 2010	$10,000
Tern (15)	2003	50,200	December 2009 to March 2010	$8,500
Shrike	2003	53,343	April 2009 to July 2009	$24,600
			May 2010 to Aug 2010	$25,600
Skua	2003	53,350	May 2009 to August 2009	$24,200
Kittiwake	2002	53,146	July 2009 to September 2009	$56,250
Goldeneye	2002	52,421	May 2009 to July 2009	$61,000
Wren (16)	2008	53,349	Feb 2012 Feb 2012 to Dec 2018/Apr 2019	$24,750 $18,000 (with profit share)
Redwing	2007	53,411	August 2009 to October 2009	$50,000

Woodstar (17)	2008	53,390	Jan 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000 (with profit share)
Crowned Eagle	2008	55,940	September 2009 – December 2009	$16,000
Crested Eagle (18)	2009	55,989	December 2009 – March 2010	$10,500
Stellar Eagle	2009	55,989	February 2010 – May 2010	$12,000

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 6.25%, to third party ship brokers.

(2)
In March 2009, the charterer of the CARDINAL paid in advance for the duration of the charter an amount equal to the difference between the prevailing daily charter rate of $62,000 and a new rate of $12,000 per day. This amount has been recorded in Deferred Revenue in the Company's financial statements and is being recognized into revenue ratably over the charter period such that the daily charter rate remains effectively $62,000 per day. The cash payment received by the Company has been adjusted by a present value interest rate factor of 3%.

(3)	The charterer of the FALCON has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $41,000.

(4)
In March 2009, upon completion of the previous time charter, the GRIFFON commenced a new short term charter at $10,500 per day. Upon completion of this charter, the vessel will enter a new charter for 11 to 13 months at a rate of $9,500 per day

(5)	The daily rate for the HARRIER is $27,000 for the first year and $21,000 for the second year. Revenue recognition is based on an average daily rate of $24,000.

(6)	In March 2009, upon completion of the previous time charter, the HAWK commenced a new short term charter at $12,800 per day

(7)
The charterer of the HERON has an option to extend the charter period by 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.

(8)
In December 2008, the JAEGER commenced a charter for one year at an average daily rate of approximately $10,100 based on a charter rate of $5,000 per day for the first 50 days and $11,000 per day for the balance of the year.

(9)
In January 2009, upon completion of the previous time charter, the KESTREL entered into two short term positioning charters prior to its scheduled drydocking in April 2009. The vessel first earned $8,500 per day in February 2009 and then earned $18,000 per day for the remainder of the quarter. Upon completion of the drydocking survey, the vessel will enter a new charter for 11 to 13 months at a rate of $11,500 per day

(10)
In March 2009, the charterer of the KITE paid in advance for the duration of the charter an amount equal to the difference between the prevailing daily charter rate of $21,000 and a new rate of $9,500 per day. This amount has been recorded in Deferred Revenue in the Company's financial statements and is being recognized into revenue ratably over the charter period such that the daily charter rate remains effectively $21,000 per day. The cash payment received by the Company has been adjusted by a present value interest rate factor of 3%.

(11)	The daily rate for the MERLIN is $27,000 for the first year, $25,000 for the second year and $23,000 for the third year. Revenue recognition is based on an average daily rate of $25,000.

(12)	The charterer of the OSPREY has an option to extend the charter period by 11 to 13 months at a time charter rate of $25,000 per day.

(13)	In January 2009, upon completion of the previous time charter, the PEREGRINE commenced a new charter at $8,500 per day.

(14)
In March 2009, the charterer of the SPARROW paid in advance for the duration of the charter an amount equal to the difference between the prevailing daily charter rate of $34,500 and a new rate of $10,000 per day. This amount has been recorded in Deferred Revenue in the Company's financial statements and is being recognized into revenue ratably over the charter period such that the daily charter rate remains effectively $34,500 per day. The cash payment received by the Company has been adjusted by a present value interest rate factor of 3%.

(15)	In January 2009, upon completion of the previous time charter, the TERN commenced a new charter at $8,500 per day.

(16)
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

(17)
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

(18)
The charterer of the CRESTED EAGLE has an option to extend the charter period by 11 to 13 months at a base time charter rate of $11,500 plus 50% of the difference between the base rate and the BSI time charter average (provided the BSI TC average is greater than the base rate). The profit share to be calculated each month based on the trailing BSI TC average for the month.

The following table, as of March 31, 2009, represents certain information about the Company's newbuilding vessels being constructed and their employment upon delivery:

Vessel	Dwt	Year Built - Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Thrasher	53,100	Nov 2009	Feb 2016	$18,400	—
			Feb 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Avocet	53,100	Dec 2009	Mar 2016	$18,400	—
			Mar 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Bittern	58,000	Sep 2009	Dec 2014	$18,850	—
			Dec 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Canary	58,000	Oct 2009	Jan 2015	$18,850	—
			Jan 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crane	58,000	Nov 2009	Feb 2015	$18,850	—
			Feb 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Egret (4)	58,000	Dec 2009	Sep 2012 to Jan 2013	$17,650	50% over $20,000
Golden Eagle	56,000	Jan 2010	Charter Free	—	—
Gannet (4)	58,000	Jan 2010	Oct 2012 to Feb 2013	$17,650	50% over $20,000
Grebe(4)	58,000	Feb 2010	Nov 2012 to Mar 2013	$17,650	50% over $20,000
Imperial Eagle	56,000	Feb 2010	Charter Free	—	—
Ibis (4)	58,000	Mar 2010	Dec 2012 to Apr 2013	$17,650	50% over $20,000
Jay	58,000	Apr 2010	Sep 2015	$18,500	50% over $21,500
			Sep 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher	58,000	May 2010	Oct 2015	$18,500	50% over $21,500
			Oct 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	Jun 2010	Dec 2016 to Dec 2017	$18,400	—
Thrush	53,100	Nov 2010	Charter Free	—	—
Nighthawk	58,000	Mar 2011	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	Jul 2011	Jan 2018 to Jan 2019	$18,400	—
Owl	58,000	Aug 2011	Feb 2018 to Feb 2019	$18,400	—
Petrel (4)	58,000	Sep 2011	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Puffin (4)	58,000	Oct 2011	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (4)	58,000	Nov 2011	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (4)	58,000	Dec 2011	Sep 2014 to Jan 2015	$17,650	50% over $20,000

CONVERTED INTO OPTIONS
Snipe (6)	58,000	Jan 2012	Charter Free	—	—
Swift (6	58,000	Feb 2012	Charter Free	—	—
Raptor (6)	58,000	Mar 2012	Charter Free	—	—
Saker (6)	58,000	Apr 2012	Charter Free	—	—
Besra (5,6)	58,000	Oct 2011	Charter Free	—	—
Cernicalo (5,6)	58,000	Jan 2011	Charter Free	—	—
Fulmar (5,6)	58,000	Jul 2011	Charter Free	—	—
Goshawk (5,6)	58,000	Sep 2011	Charter Free	—	—

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.

(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.

(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 1.25% to 6.25% to third party ship brokers.

(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.

(5)	Options for construction declared on December 27, 2007.

(6)	Firm contracts converted to options in December 2008.

Fleet Management

The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City. We currently have a total of twenty seven shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition; and

•	financial, accounting and information technology services.

Technical Management

The technical management of our fleet is provided by our unaffiliated third party technical managers, V.Ships, Wilhelmsen Ship Management, and Anglo Eastern International Ltd., that we believe are three of the world's largest providers of independent ship management and related services. In conjunction with our management, V. Ships, Wilhelmsen, and Anglo Eastern International Ltd., we have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. We review the performance of our technical managers on an ongoing basis and may add or change technical managers.

Our technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended March 31, 2009 and 2008, the technical management fee averaged $9,173 and $9,623 per vessel per month, respectively. Management fees paid to our technical managers are recorded under Vessel Expenses.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Reports on Form 10-K. There have been no material changes from the "Critical Accounting Policies" previously disclosed in our Form 10-K for the year ended December 31, 2008.

Results of Operations for the three month periods ended March 31, 2009 and 2008:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended
	March 31, 2009	March 31, 2008

Ownership Days	2,138	1,638
Available Days	2,137	1,638
Operating Days	2,128	1,633
Fleet Utilization	99.6%	99.7%

•           Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three month period ended March 31, 2009, increased 31% from the corresponding period in 2008 as we operated 25 vessels in the first quarter of 2009 compared to 18 vessels in the corresponding period in 2008.

•           Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues.  During the three-month period ended March 31, 2009, the Company did not drydock any vessels, but incurred a total of one day of off-hire for vessel familiarization upon delivery of the Crested Eagle and Stellar Eagle which joined the fleet in January and March 2009, respectively.

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

Revenues

All of our vessels are employed on time charters. Our time charter equivalent ("TCE") rate is equal to the time charter rate. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Gross time charter revenues in the quarter ended March 31, 2009 were $58,621,700, an increase of 52% from $38,610,921 recorded in the comparable quarter in 2008, primarily due to the operation of a larger fleet and higher daily time charter rates. Gross revenues recorded in the 2009 quarter include an amount of $649,731 relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the first quarters of 2009 and 2008 were $2,644,034 and $1,924,905, respectively. Net revenues during the quarter ended March 31, 2009, increased 53% to $55,977,666 from $36,686,016 in the comparable quarter in 2008.

Vessel Expenses

Vessel expenses for the three month period ended March 31, 2009, were $13,071,197 compared to $7,991,261 in the comparable quarter in 2008. The increase in vessel expense is attributable to a larger fleet size in operation for the first quarter of 2009, higher insurance costs, and the timing of purchases of consumable stores and spares. Vessel expenses for the three month period ended March 31, 2009, included $12,428,975 in vessel operating costs and $642,222 in technical management fees. Vessel expenses for the comparable period in 2008 included $7,439,959 in vessel operating costs and $551,302 in technical management fees.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores, other miscellaneous expenses, and technical management fees paid to our third party managers.

Our vessel expenses will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, may also cause these expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Depreciation and Amortization

For the three-month periods ended March 31, 2009 and 2008, total depreciation and amortization expense were $10,290,916 and $7,336,039, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2009 includes $9,694,910 of vessel depreciation and $596,006 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended March 31, 2008 were $6,708,415 of vessel depreciation and $627,624 of amortization of deferred drydocking costs.

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

Amortization of deferred financing costs which relate to the vessels on the water is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended March 31, 2009 and 2008, the amortization of deferred financing costs allocated to the vessels on the water was $240,057 and $61,907, respectively.

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

General and administrative expenses for the three month periods ended March 31, 2009 and 2008 were $8,903,028 and $5,049,159, respectively. These general and administrative expenses include a non-cash compensation component of $3,896,284 and $2,515,703, respectively. The increase in general and administrative expenses for the three-month period ended March 31, 2009, is primarily attributable to expenses, including accruals of compensation expense (performance-based compensation and amortization of restricted stock awards and stock option compensation), and by administrative costs associated with operating a larger fleet and the extensive newbuilding program.

Capitalized Interest

At March 31, 2009, we had contracts for the construction of 22 newbuilding vessels which are expected to be delivered through 2011. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended March 31, 2009, capitalized interest amounted to $6,779,318 ($6,322,705 in interest and $456,613 in amortization of deferred financing costs)and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three months period in 2008, capitalized interest amounted to $6,123,115 ($5,711,682 in interest and $411,433 in amortization of deferred financing costs).

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

	Three Months Ended
	March 31, 2009	March 31, 2008
Net Income	$17,236,781	$14,345,810
Interest Expense	6,486,317	3,350,253
Depreciation and Amortization	10,290,916	7,336,039
Amortization of fair value (below) above market of time charter acquired	(649,731)	—
EBITDA	33,364,283	25,032,102
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	3,896,284	2,515,703
Credit Agreement EBITDA	$37,260,567	$27,547,805

(1) Stock based compensation related to stock options and restricted stock units (see Notes to our financial statements).

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the three month periods ended March 31, 2009 and 2008, was $43,024,179 and $26,454,362, respectively. The increase was primarily due to cash generated from the operation of the fleet for 2,138 days in the three month period ended March 31, 2009, compared to 1,638 days during the same period in 2008, and $13,312,978 relating to deferred revenue advances from a charterer.

Net cash used in investing activities during the three month period ended March 31, 2009, was $44,271,329, compared to $13,399,474 during the corresponding three month period ended March 31, 2008. Investing activities during the three month period ended March 31, 2009 related primarily to making progress payments for the newbuilding vessels and incurring related vessel construction expenses.

Net cash used by financing activities during the three month period ended March 31, 2009, was $10,935,046, compared to net cash provided by financing activities of $17,445,157 during the corresponding three month period ended March 31, 2008. Financing activities during the three month period ended March 31, 2009, primarily involved borrowings of $12,875,000 from our revolving credit facility.  Financing activities during the three month period ended March 31, 2008, primarily involved borrowings of $6,630,000 and payment of $23,378,577 in dividends.

As of March 31, 2009, our cash balance was $18,896,758, compared to a cash balance of $9,208,862 at December 31, 2008. In addition, $12,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted cash in our financial statements as of March 31, 2009. Also recorded in Restricted Cash is an amount of $276,056, which is collateralizing a letters of credit relating to our office leases.

In December 2008, our revolving credit facility was amended to $1,350,000,000 (See section in the Company's 2008 Annual Report on Form 10-K entitled "Revolving Credit Facility" for a description of the facility and its amendments). As of March 31, 2009, borrowings under this facility aggregated $802,476,403. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. We were in compliance with all of the covenants contained in our debt agreements as of March 31, 2009. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for the foreseeable future. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans.

On December 17, 2008, the Company entered into a second amendatory agreement to its $1,600,000,000 revolving credit facility. Among other things, the agreement reduces the amount of the credit facility to $1,350,000,000, amends the minimum security cover definition in the credit facility to include the installment payments on its newbuilding contracts and reduces the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides, however, that future dividend payments will be based on maintaining a minimum security value of 130%. In addition, it increases the interest margin to 1.75% over LIBOR, but also reduces the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The Company intends to work with its lenders to obtain additional modifications to the agreement during 2009. Depending on developments in the market, failure to achieve such modifications could result in non compliance with one or more covenants, which could cause the lenders to accelerate repayment of the facility and exercise their lien on our vessels, earnings and insurance. Such modifications could also result in additional fees and costs.

Our loan agreements for our borrowings are secured by liens on our vessels and contain various financial covenants. The covenants relate to our financial position, operating performance and liquidity. The market value of drybulk vessels is sensitive, among other things, to changes in the drybulk charter market. The recent general decline in the drybulk carrier charter market has resulted in lower charter rates for vessels in the drybulk market. The decline in charter rates in the drybulk market coupled with the prevailing difficulty in obtaining financing for vessel purchases have adversely affected drybulk vessel values. A continuation of these conditions, could lead to a significant decline in the fair market values of our vessels, which could impact our compliance with these loan covenants. The recent developments in the credit markets and related impact on the drybulk charter market and have also resulted in additional risks. The occurrence of one or more of these risk factors could adversely affect our results of operations or financial condition. Please refer to the section entitled "Risk Factors" in Part II of this document which should be read in conjunction with the risk factors included in the Company's 2008 Annual Report on Form 10-K.

Dividends

Our amended revolving credit facility permits us to pay quarterly dividends in amounts up to cumulative free cash flows which is our quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydocking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing which could affect our dividend policy. In this connection, the drybulk market has recently declined substantially. In December 2008, commencing with the fourth quarter of 2008, the Company's board of directors  determined to suspend the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

The Company did not make any dividend payments in the first quarter of 2009. In the comparable quarter in 2008, the Company paid a cash dividend for the fourth quarter of 2007 of $0.50 per share. The aggregate amount of this cash dividend was $23,378,577 and was paid on March 18, 2008 to all shareholders of record as of March 13, 2008.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2009:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$308,978	$281,763	—	—	$590,741
Bank Loans	—	—	—	$802,476	802,476
Interest and borrowing fees (2)	51,881	103,904	103,620	168,862	428,267
Office lease (3)	649	1,484	1,670	3,480	7,283

Total	$361,508	$387,151	$105,290	$974,818	$1,828,767

(1)
The balance of the contract price in US dollars for the 22 newbuilding vessels which are to be constructed and delivered between 2009 and 2011. Two of the newbuilding vessels are priced in Japanese yen.

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

We make capital expenditures from time to time in connection with our vessel acquisitions. As of March 31, 2009, our fleet consists of 25 vessels which are currently operational and 22 newbuilding vessels which have been contracted for construction.

In addition to acquisitions that we may undertake in future periods, the Company's other major capital expenditures include funding the Company's maintenance program of regularly scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. We did not drydock any vessels in the three months ended March 31, 2009. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2009	44	$1.00 million
September 30, 2009	44	$1.00 million
December 31, 2009	44	$1.00 million
March 31, 2010	44	$1.00 million

(1)Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from the "Interest Rate Risk" previously disclosed in our Form 10-K for the year ended December 31, 2008.

Currency and Exchange Rates

There have been no material changes from the "Currency and Exchange Rates" risk previously disclosed in our Form 10-K for the year ended December 31, 2008.

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

Item 1A – Risk Factors

There have been no material changes from the "Risk Factors" previously disclosed in our Form 10-K for the year ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

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
10.2
Amendatory Agreement, dated as of July 3, 2008, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger [5]

10.3
Second Amendatory Agreement, dated as of December 17, 2008, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger [7]

31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

[1] Incorporated by reference to Amendment No.4 to the Company's Registration Statement on Form S-1, Registration No. 333-123817, filed on June 22, 2005.
[2] Incorporated by reference to the Company's Registration Statement on Form 8-A filed on November 13, 2007.
[3] Incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-139745,  filed on December 29, 2007.
[4] Incorporated by reference to the Company's Current Report on Form 8-K filed on June 20, 2008.
[5] Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2008.
[6] Management contract or compensating plan.
[7] Incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-3POSASR, Registration No. 333-148417 filed on March 2, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:    /s/ Sophocles N. Zoullas
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer
Date: May 7, 2009

By:    /s/ Alan S. Ginsberg
Alan S. Ginsberg
Chief Financial Officer
and Principal Accounting Officer
Date: May 7, 2009