Form 10-Q
period 2009-06-30
Eagle Bulk Shipping Inc.
filed 2009-08-07
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

477 Madison Avenue New York, New York 10022 (Address of principal executive offices)(Zip Code)

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
Common Stock, par value $0.01 per share, 61,968,034 shares outstanding as of August 7, 2009.

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements
EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2009	December 31, 2008
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$129,259,673	$9,208,862
Accounts receivable	5,373,408	4,357,837
Prepaid expenses	3,509,698	3,297,801
Other assets	1,901,716	—
Total current assets	140,044,495	16,864,500
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $104,123,826 and $84,113,047, respectively	929,255,162	874,674,636

Advances for vessel construction	397,350,804	411,063,011
Other assets, net of accumulated amortization of $13,689 and $4,556, respectively	271,801	219,245
Restricted cash	12,776,056	11,776,056
Deferred drydock costs, net of accumulated amortization of $6,236,900 and $5,022,649, respectively	3,851,375	3,737,386
Deferred financing costs	23,312,392	24,270,060
Fair value above contract value of time charters acquired	4,531,115	4,531,115
Fair value of derivative instruments	5,973,180	15,039,535
Total noncurrent assets	1,377,321,885	1,345,311,044
Total assets	$1,517,366,380	$1,362,175,544
LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
Accounts payable	$2,787,392	$2,037,060
Accrued interest	6,708,273	7,523,057
Other accrued liabilities	8,154,492	3,021,975
Deferred revenue and fair value below contract value of time charters acquired	10,773,151	2,863,184
Unearned charter hire revenue	5,678,084	5,958,833
Total current liabilities	34,101,392	21,404,109
Noncurrent liabilities:
Long-term debt	809,106,403	789,601,403
Fair value below contract value of time charters acquired	26,549,512	29,205,196
Fair value of derivative instruments	40,605,203	50,538,060
Total noncurrent liabilities	876,261,118	869,344,659
Total liabilities	910,362,510	890,748,768
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 61,968,034 and 47,031,300 shares issued and outstanding	619,680	470,313
Additional paid-in capital	718,218,555	614,241,646
Retained earnings (net of dividends declared of $262,188,388)	(77,202,342)	(107,786,658)
Accumulated other comprehensive loss	(34,632,023)	(35,498,525)
Total stockholders' equity	607,003,870	471,426,776
Total liabilities and stockholders' equity	$1,517,366,380	$1,362,175,544

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues, net of Commissions	$53,021,338	$37,223,200	$108,999,004	$73,909,216

Vessel Expenses	12,933,808	7,596,479	26,005,005	15,587,740
Depreciation and Amortization	10,943,247	7,390,982	21,234,163	14,727,021
General and Administrative Expenses	9,041,185	4,762,933	17,944,213	9,812,092
Total Operating Expenses	32,918,240	19,750,394	65,183,381	40,126,853

Operating Income	20,103,098	17,472,806	43,815,623	33,782,363

Interest Expense	6,815,853	3,449,217	13,302,170	6,799,470
Interest Income	(60,290)	(882,541)	(70,863)	(2,269,047)
Net Interest Expense	6,755,563	2,566,676	13,231,307	4,530,423

Net Income	$13,347,535	$14,906,130	$30,584,316	$29,251,940

Weighted Average Shares Outstanding :

Basic	52,252,714	46,763,160	49,656,431	46,757,849
Diluted	52,295,221	47,123,585	49,686,359	47,047,552
Per Share Amounts:

Basic Net Income	$0.26	$0.32	$0.62	$0.63
Diluted Net Income	$0.26	$0.32	$0.62	$0.62
Cash Dividends Declared and Paid	—	$0.50	—	$1.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Net Income	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2008	47,031,300	$470,313	$614,241,646		$(107,786,658)	$(35,498,525)	$471,426,776
Comprehensive income :
Net income	—	—	—	$30,584,316	30,584,316	—	30,584,316
Net unrealized gain on derivatives	—	—	—	—	—	866,502	866,502
Comprehensive income	—	—	—	—	—	—	502,877,594
Issuance of common shares, net of issuance costs	14,847,493	148,475	97,142,571		—		97,291,046
Issuance of restricted shares	89,241	892	(407,379)	—	—	—	(406,487)
Non-cash compensation	—	—	7,241,717	—	—	—	7,241,717

Balance at June 30, 2009	61,968,034	$619,680	$718,218,555		$(77,202,342)	$(34,632,023)	$607,003,870

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$30,584,316	$29,251,940
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation and amortization	20,019,912	13,477,780
Amortization of deferred drydocking costs	1,214,251	1,249,241
Amortization of deferred financing costs	509,514	123,219
Amortization of fair value below contract value of time charter acquired	(1,297,180)	—
Non-cash compensation expense	7,241,717	4,571,943
Changes in operating assets and liabilities:
Accounts receivable	(1,015,571)	(906,383)
Other assets	(1,901,716)	—
Prepaid expenses	(211,897)	(961,110)
Accounts payable	750,332	(1,847,186)
Accrued interest	487,835	3,752,504
Accrued expenses	4,990,685	983,705
Drydocking expenditures	(1,186,408)	(1,499,764)
Deferred revenue	6,551,463	—
Unearned charter hire revenue	(280,749)	1,619,229

Net cash provided by operating activities	66,456,504	49,815,118

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(60,436,569)	(159,809,658)
Purchase of other assets	(61,689)	(69,674)

Net cash used in investing activities	(60,498,258)	(159,879,332)

Cash flows from financing activities:
Issuance of Common Stock	99,999,997	237,327
Equity issuance costs	(2,708,951)	—
Bank borrowings	19,505,000	68,451,753
Changes in restricted cash	(1,000,000)	(1,151,440)
Deferred financing costs	(1,296,994)	(616,685)
Cash used to settle net share equity awards	(406,487)	—
Cash dividends	—	(46,763,820)

Net cash provided by financing activities	114,092,565	20,157,135

Net increase/(decrease) in cash	120,050,811	(89,907,079)
Cash at beginning of period	9,208,862	152,903,692

Cash at end of period	$129,259,673	$62,996,613

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

As of June 30, 2009, the Company's operating fleet consisted of 25 vessels. The Company has an extensive vessel newbuilding program and as of June 30, 2009 had contracts for the construction of 22 vessels. The following tables present certain information concerning the Company's fleet as of June 30, 2009:

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

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

	% of Consolidated Time Charter Revenue
	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Charterer
Charterer B	14%	26%	17%	26%
Charterer H	12%	18%	12%	17%
Charterer J	7%	10%	7%	11%
Charterer L	17%	19%	17%	19%
Charterer M	20%	11%	19%	11%

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the Securities and Exchange Commission ("SEC") which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K.

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

Note 2.  New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In the FASB's view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore we do not expect the adoption of SFAS 168 to have an effect on our consolidated financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company's involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" ("SFAS 166"). SFAS 166 is a revision to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which modifies the subsequent event guidance in AICPA AU Section 560. The three modifications to the subsequent events guidance in AU Section 560 are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this standard, as required, for the period ended  June 30, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements.

           In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FASB Staff Position ("FSP") amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. Effective  April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1. This FSP only requires additional disclosure and did not have an impact on the Company's consolidated financial statements.

Note 3.  Vessels

a. Vessel and Vessel Improvements

At June 30, 2009, the Company's operating fleet consisted of 25 dry bulk vessels. In January and March 2009, the Company took delivery of the Crested Eagle and Stellar Eagle, respectively.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2008	$874,674,636
Purchase of Vessel and Vessel Improvements	2,681,861
Delivery of Newbuild Vessels	71,909,444
Depreciation Expense	(20,010,779)
Vessels and Vessel Improvements, at June 30, 2009	$929,255,162

            b. Advances for Vessel Construction

The Company took delivery of the Crested Eagle and Stellar Eagle, two Japanese built vessels, in January and March 2009, respectively. In 2008, the Company took delivery of two Chinese built vessels and one Japanese built vessel.

As of June 30, 2009, the total contract cost of the remaining two Supramax vessels under construction in Japan is approximately $67,044,070, these vessels' construction contracts are Japanese yen denominated. As of June 30, 2009, the Company had advanced an equivalent of $24,798,118 in progress payments towards these contracts. The remaining two vessels are expected to be delivered in 2010. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

As of June 30, 2009, the Company had twenty Supramax vessels under construction at the shipyard in China. The total contract cost of the construction project in China is approximately $859,098,055, of which the Company has advanced $317,298,055 in payments towards the construction of these vessels. These vessels are expected to be delivered between 2009 and 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

Advances for Vessel Construction:

Advances for Vessel Construction, at December 31, 2008	$411,063,011
Progress Payments	41,065,996
Capitalized Interest	13,512,415
Legal and Technical Supervision Costs	3,618,826
Delivery of Newbuild Vessels	(71,909,444)
Advances for Vessel Construction, at June 30, 2009	$397,350,804

Note 4.  Long-Term Debt

At June 30, 2009, the Company's debt consisted of $809,106,403 in net borrowings under the amended revolving credit facility. These borrowings consisted of $424,721,218 for the 25 vessels currently in operation and $384,385,185 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, the credit facility reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) the minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires, that until the Company is in compliance with the original covenants for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including approximately $48.6 million from the equity raised during the second quarter to be paid by September 30, 2009. These payments will reduce the available amount of the credit facility. The Company will continue to be able to borrow the undrawn portion of the facility and the amounts borrowed will bear interest at LIBOR plus 2.50%. Undrawn portions of the facility will bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $56,250,000 with a full repayment at maturity.

As a result of this amendment, in the third quarter of 2009, the Company will incur a fee of 0.25% of the revised facility amount and will record a charge of approximately $3.4 million relating to the write-off deferred financing fees.

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

Under the terms of the third amendment of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. As of June 30, 2009, the Company has recorded $12,500,000 as restricted cash in the accompanying balance sheets.

For the six months ended June 30, 2009, interest rates on the outstanding debt ranged from 2.84% to 6.99%, including a margin of 1.75% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 6.17%. The Company incurred a commitment fee of 0.30% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Loan Interest	$6,546,396	$3,387,905	$12,792,656	$6,676,251
Amortization of Deferred Financing Costs	269,457	61,312	509,514	123,219
Total Interest Expense	$6,815,853	$3,449,217	$13,302,170	$6,799,470

Interest paid, exclusive of capitalized interest, in the six month periods ended June 30, 2009 and 2008 amounted to $6,425,528 and $6,079,939, respectively.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of June 30, 2009 and December 31, 2008.

Notional Amount Outstanding – June 30, 2009	Notional Amount Outstanding – December 31, 2008	Fixed Rate	Maturity
$ 84,800,000	$ 84,800,000	5.240%	09/2009*
25,776,443	25,776,443	4.900%	03/2010
10,995,000	10,995,000	4.980%	08/2010
202,340,000	202,340,000	5.040%	08/2010
100,000,000	100,000,000	4.220%	09/2010
30,000,000	30,000,000	4.538%	09/2010
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
144,700,000	144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
$ 771,529,273	$ 771,529,273

*Upon maturity of the $84,800,000 swap in September 2009, a swap with the same notional amount will commence with a fixed interest rate of 3.90% that matures in September 2013.

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of  $40,605,203  and $50,538,060 have been recorded in Fair value of derivative instruments in the Company's balance sheets as of June 30, 2009 and December 31, 2008.

Foreign Currency swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualified as cash flow hedges.

At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030. In February 2009, the Company fixed the gain on its outstanding foreign currency swaps contracts. This gain will be recognized upon delivery of the remaining vessels as an offset to the cost of the vessels. During the first six months ended June 30, 2009, the Company recognized a foreign currency gain of $7,684,225 which offset the cost of Stellar Eagle and Crested Eagle upon their delivery. The remaining gain as of June 30, 2009 aggregating $5,973,180 will offset the cost of the remaining two vessels upon their delivery in January, 2010 and February 2010, respectively.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $5,973,180 and $15,039,535 have been recorded in Fair value of derivative instruments and other assets in the accompanying balance sheets as of June 30, 2009, and December 31, 2008, respectively.

Note  5.  Fair Value Measurements

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2009, as required by SFAS 157:

		Level 1	Level 2	Level 3
Assets
	Foreign currency contracts	—	$5,973,180	—

Liabilities
	Interest rate contracts	—	$40,605,203	—

The fair value of the interest rate and foreign currency swap contracts are based on quoted market prices for a similar contract and can be validated through external sources.

Note  6.  Commitments and Contingencies

 Vessel technical management contracts

The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,035 and $9,125 per vessel during the six months ended June 30, 2009 and 2008, respectively.

Note 7.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of June 30, 2009, does not include 1,444,035 restricted stock units and 590,668 stock options as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Income	$13,347,535	$14,906,130	$30,584,316	$29,251,940
Weighted Average Shares – Basic	52,252,714	46,763,160	49,656,431	46,757,849
Dilutive effect of stock options and restricted stock units	42,507	360,425	29,928	289,703
Weighted Average Shares – Diluted	52,295,221	47,123,585	49,686,359	47,047,552
Basic Earnings Per Share	$0.26	$0.32	$0.62	$0.63
Diluted Earnings Per Share	$0.26	$0.32	$0.62	$0.62

Note 8.  Capital Stock

Common Stock

On June 30, 2009, the Company completed its offering under an Equity Distribution Agreement of $100,000,000 with UBS Securities dated March 2, 2009.  From May through June 2009, the Company sold 14,847,493 common shares. The net proceeds, after underwriting commission of 2.5% and other issuance fees, amounted to $97,291,046.

Dividends

Payment of dividends is in the discretion of the board of directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company's revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that the Company is in compliance with its loan covenants. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In this connection, the drybulk market has recently declined substantially. In December 2008, the Company's board of directors has determined to suspend the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Note 9.  Equity Incentive Plans

2009 Equity Incentive Plan. In May 2009, our shareholders approved the 2009 Equity Incentive Plan (2009 Plan) for the purpose of affording an incentive to eligible persons. The 2009 Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2009 Plan is administered by a compensation committee or such other committee of the Company's board of directors. A maximum of 4.2 million of the Company's common shares have been authorized for issuance under the 2009 Plan.

2005 Equity Incentive Plan. In 2005, the Company adopted the 2005 Equity Incentive Plan (2005 Plan) for the purpose of affording an incentive to eligible persons. The 2005 Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, dividend equivalents and other awards based on or relating to the Company's common shares to eligible non-employee directors, selected officers and other employees and independent contractors. The plan is administered by a committee of the Company's board of directors. An aggregate of 2.6 million shares of the Company's common stock has been authorized for issuance under the plan. None of the Company's common shares remain available for issuance under the 2005 Plan.

In 2007 and 2008, the Company granted restricted stock units ("RSUs") to members of its management which vest ratably between three to five years. As of June 30, 2009, RSUs covering a total of 1,466,013 of the Company's shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company's shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the six and three months ended June 30, 2009, the amortization charge was $6,540,127 and $3,270,063, respectively. The remaining expense for each of the years ending 2009, 2010, and 2011 will be $6,540,127, $12,410,365, and $5,450,402, respectively, and $7,126,803 thereafter.

As of December 31, 2008, options covering 590,668 of the Company's common shares were outstanding.  These options were awarded to members of its management and its independent non-employee directors. On January 23, 2009, the Company granted options to purchase 222,815 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $5.00 per share and expire six years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of FAS 123(R), the fair value of the options granted of $550,851 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2009 grant included a risk free interest rate of 2.2%, and an expected stock price volatility factor of 74%.  For the six and three months ended June 30, 2009, the Company has recorded a non-cash compensation charge of $701,590 and $75,370, respectively. As of June 30, 2009, options covering 813,483 of the Company's common shares are outstanding with exercise prices ranging from $5.00 to $21.88 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between six to ten years from the date of grant.

On January 15, 2008, the Company granted 30,000 shares of its common stock, which vested on the grant date, to its independent non-employee directors. The fair value of the stock at the grant date was equal to the closing stock price on that date and a total amount of $608,400 has been recorded in non-cash compensation expense for the six months ended June 30, 2008.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:
	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Stock Option Plans	$75,370	$82,000	$701,590	$163,257

Restricted Stock Grants	3,270,063	1,974,240	6,540,127	3,800,286

Stock Grants	—	—	—	608,400
Total Non-cash compensation expense	$3,345,433	$ 2,056,240	$7,241,717	$ 4,571,943

In 2006 and 2007, the Company granted Dividend Equivalent Rights Awards ("DERs") to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company's shareholders. As of June 30, 2009, DERs equivalent to 574,000 of the Company's common shares are outstanding. For the six months ended June 30, 2009 and 2008, the Company has recorded in General and Administrative Expense cash compensation expenses of $0 and $713,023, respectively.

Note 10.  Subsequent Events

On August 4, 2009 the Company entered into a third amendatory agreement to its revolving credit facility dated October 19, 2007, see note 4.

On August 4, 2009, the Company entered into a management agreement (the "Management Agreement") with Delphin Shipping LLC ("Delphin"), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, and KEP VI, LLC and the Company's Chief Executive Officer, Sophocles Zoullas.  Delphin was formed for the purpose of acquiring and operating drybulk and other vessels. Under the terms of the Management Agreement, the Company will provide commercial and technical supervisory vessel management services to drybulk vessels to be acquired by Delphin for a fixed monthly management fee based on a sliding scale. Pursuant to the terms of the Management Agreement the Company has been granted an opportunity to acquire for its own account any drybulk vessel that Delphin proposes to acquire.  The Company has also been granted a right of first refusal on any drybulk charter opportunity, other than a renewal of an exisiting charter for a Delphin owned vessel, that the Company reasonably deems suitable for a Company owned vessel.  The Management Agreement also provides the Company a right of first offer on the sale of any drybulk vessel by Delphin. The term of the Management Agreement is one year and is renewable for successive one year terms at the option of Delphin.

The subsequent events have been evaluated through August 7, 2009, which was the date the Financial Statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month and six-month periods ended June 30, 2009 and 2008. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of the Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of June 30, 2009, we own and operate a modern fleet of 25 Handymax dry bulk vessels, 22 of which are of the Supramax class. We also have a Supramax newbuilding program for the construction of vessels in Japan and China. As of June 30, 2009, we have taken delivery of five vessels and an additional 22 vessels will be constructed and are expected to be delivered into our fleet through 2011, upon which our total fleet will consist of 47 vessels with a combined carrying capacity of 2.55 million dwt.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk  carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of  Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 25 vessels in our operating fleet, with an aggregate carrying capacity of 1,296,917 deadweight tons, have an average age of only six years compared to an average age for the world Handymax dry bulk fleet of over 15 years.

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

Our financial performance since inception is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages (over Panamax and Capesize vessels),

(2)
our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. On the other hand, time charters provide a shipping company with a predictable level of revenues. We have entered into time charters for substantially all of our vessels in our operating fleet which range in length from approximately one to three years, and in the case of many of our newbuilding vessels for periods up to December 2018. Our time charters provide for fixed semi-monthly payments in advance. We believe this strategy is effective in strong and weak dry bulk markets, giving us security and predictability of cashflows when we look at the volatility of the shipping markets,

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

We have employed all of our vessels in our operating fleet on time charters. During the six months ended June 30, 2009, we took delivery of two newbuilding vessels, CRESTED EAGLE and STELLAR EAGLE, which promptly entered into their respective charters. The following table represents certain information about the Company's revenue earning charters on its operating fleet:

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate
Cardinal (2)	2004	55,362	July to September 2009	$12,000

Condor	2001	50,296	May to July 2010	$22,000

Falcon (3)	2001	51,268	April to June 2010	$39,500

Griffon (4)	1995	46,635	February 2010 to May 2010	$9,500

Harrier (5)	2001	50,296	April to June 2010	$13,500

Hawk I (6)	2001	50,296	May 2010 to August 2010	$13,000

Heron (7)	2001	52,827	January 2011 to May 2011	$26,375

Jaeger (8)	2004	52,248	October 2009 to January 2010	$10,100

Kestrel I (9)	2004	50,326	March 2010 to July 2010	$11,500

Kite (10)	1997	47,195	September 2009 to January 2010	$9,500

Merlin (11)	2001	50,296	December 2010 to March 2011	$25,000

Osprey I (12)	2002	50,206	October 2009 to December 2009	$25,000

Peregrine (13)	2001	50,913	December 2009 to March 2010	$8,500

Sparrow (14)	2000	48,225	February 2010 to May 2010	$10,000

Tern (15)	2003	50,200	December 2009 to March 2010	$8,500

Shrike	2003	53,343	May 2010 to Aug 2010	$25,600

Skua (16)	2003	53,350	July 2009 to August 2009	$17,500
			September 2010 – November 2010	Index

Kittiwake (17)	2002	53,146	August 2009	Short Term
			June 2010 – September 2010	Index

Goldeneye (18)	2002	52,421	May 2010 to July 2010	Index
Wren (19)	2008	53,349	Feb 2012 Feb 2012 to Dec 2018/Apr 2019	$24,750 $18,000 (with profit share)

Redwing (20)	2007	53,411	August 2009 to September 2009	$50,000
			August 2010 – October 2010	Index
Woodstar (21)	2008	53,390	Jan 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000 (with profit share)

Crowned Eagle	2008	55,940	September 2009 – December 2009	$16,000

Crested Eagle (22)	2009	55,989	December 2009 – March 2010	$10,500

Stellar Eagle	2009	55,989	February 2010 – May 2010	$12,000

____________________

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 6.25%, to third party ship brokers.

(2)	The charter rate on the CARDINAL changed in June 2009 to $12,000 per day until September 2009.
(3)	The charterer of the FALCON has an option to extend the charter period by 11 to 13 months at a daily time charter rate of $41,000.
(4)
In March 2009, upon completion of the previous time charter, the GRIFFON commenced a new short term charter at $10,500 per day. Upon completion of this charter, the vessel will enter a new charter for 11 to 13 months at a rate of $9,500 per day.

(5)	In June 2009, upon completion of the previous time charter, the HARRIER commenced a new charter at $13,500 per day.
(6)	In June 2009, the HAWK concluded its short term charter at $12,800 per day and commenced a new one year charter at $13,000 per day.
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

(9)	In April 2009, upon completion of the previous time charter, the KESTREL commenced a new charter for 11 to 13 months at a rate of $11,500 per day.
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
(16)
Upon conclusion of the previous time charter in May 2009, the SKUA commenced a short term charter at $17,500 per day.  Subsequently, the SKUA will enter into an index based charter for one year with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 45 days of the charter the index rate will be a maximum of $19,000 per day.

(17)
Upon conclusion of the previous time charter, in July 2009, the KITTIWAKE performed a short term charter at $18,000 per day and then will enter into another short term time charter at $25,000 per day. Subsequently, the KITTIWAKE will enter into an index based charter for one year with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 45 days of the charter the index rate will be a maximum of $19,000 per day.

(18)
Upon conclusion of the previous time charter, in June 2009, the GOLDENEYE commenced an index based one year charter with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 50 days of the charter the index rate is $15,000 per day.

(19)
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

(20)
Upon conclusion of the current time charter, the REDWING will commence an index based one year charter with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 45 days of the charter the index rate will be a maximum of $19,000 per day.

(21)
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

(22)
The charterer of the CRESTED EAGLE has an option to extend the charter period by 11 to 13 months at a base time charter rate of $11,500 plus 50% of the difference between the base rate and the BSI time charter average (provided the BSI TC average is greater than the base rate). The profit share to be calculated each month based on the trailing BSI TC average for the month.

The following table, as of June 30, 2009, represents certain information about the Company's newbuilding vessels being constructed and their employment upon delivery:

Vessel	Dwt	Year Built - Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Bittern	58,000	Sep 2009	Dec 2014	$18,850	—
			Dec 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Canary	58,000	Nov 2009	Jan 2015	$18,850	—
			Jan 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crane	58,000	Jan 2010	Feb 2015	$18,850	—
			Feb 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Thrasher	53,100	Nov 2009	Feb 2016	$18,400	—
			Feb 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Avocet	53,100	Jan 2010	Mar 2016	$18,400	—
			Mar 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Egret (4)	58,000	Jan 2010	Sep 2012 to Jan 2013	$17,650	50% over $20,000
Golden Eagle	56,000	Jan 2010	Charter Free	—	—
Gannet (4)	58,000	Feb 2010	Oct 2012 to Feb 2013	$17,650	50% over $20,000
Grebe(4)	58,000	Mar 2010	Nov 2012 to Mar 2013	$17,650	50% over $20,000
Imperial Eagle	56,000	Feb 2010	Charter Free	—	—
Ibis (4)	58,000	Apr 2010	Dec 2012 to Apr 2013	$17,650	50% over $20,000
Jay	58,000	May 2010	Sep 2015	$18,500	50% over $21,500
			Sep 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher	58,000	Jun 2010	Oct 2015	$18,500	50% over $21,500
			Oct 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	Jul 2010	Dec 2016 to Dec 2017	$18,400	—
Thrush	53,100	Nov 2010	Charter Free	—	—
Nighthawk	58,000	Mar 2011	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	Jul 2011	Jan 2018 to Jan 2019	$18,400	—
Owl	58,000	Aug 2011	Feb 2018 to Feb 2019	$18,400	—
Petrel (4)	58,000	Sep 2011	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Puffin (4)	58,000	Oct 2011	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (4)	58,000	Nov 2011	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (4)	58,000	Dec 2011	Sep 2014 to Jan 2015	$17,650	50% over $20,000

CONVERTED INTO OPTIONS
Snipe (6)	58,000	Jan 2012	Charter Free	—	—
Swift (6	58,000	Feb 2012	Charter Free	—	—
Raptor (6	58,000	Mar 2012	Charter Free	—	—
Saker (6	58,000	Apr 2012	Charter Free	—	—
Besra (5,6)	58,000	Oct 2011	Charter Free	—	—
Cernicalo (5,6)	58,000	Jan 2011	Charter Free	—	—
Fulmar (5,6)	58,000	Jul 2011	Charter Free	—	—
Goshawk (5,6)	58,000	Sep 2011	Charter Free	—	—

____________________

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 1.25% to 6.25% to third party ship brokers.
(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(5)	Options for construction declared on December 27, 2007.
(6)	Firm contracts converted to options in December 2008.

Fleet Management

The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

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

Technical Management

The technical management of our fleet is provided by our unaffiliated third party technical managers, V. Ships, Wilhelmsen Ship Management, and Anglo Eastern International Ltd., that we believe are three of the world's largest providers of independent ship management and related services. In conjunction with our management, V. Ships, Wilhelmsen, and Anglo Eastern International Ltd., we have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. We review the performance of our technical managers on an ongoing basis and may add or change technical managers.

Our technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended June 30, 2009 and 2008, the technical management fee averaged $8,906 and $9,015 per vessel per month, respectively. For the six-month periods ended June 30, 2009 and 2008, the technical management fee averaged $9,035 and $9,125 per vessel per month, respectively. Management fees paid to our technical managers are recorded under Vessel Expenses.

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

Results of Operations for the three month periods ended June 30, 2009 and 2008:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Ownership Days	2,275	1,656	4,413	3,294
Available Days	2,249	1,617	4,386	3,255
Operating Days	2,242	1,616	4,370	3,249
Fleet Utilization	99.7%	99.9%	99.6%	99.8%

•           Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three month period ended June 30, 2009, increased 37% from the corresponding period in 2008 as we operated 25 vessels in the second quarter of 2009 compared to 20 vessels in the corresponding period in 2008.

•           Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues.  During the three and six-month period ended June 30, 2009, the Company drydocked two vessels. During the six month period ended June 30, 2009, the Company also incurred a total of one day of off-hire for vessel familiarization upon delivery of the Crested Eagle and Stellar Eagle which joined the fleet in January and March 2009, respectively.

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

Gross time charter revenues in the quarter ended June 30, 2009 were $55,933,747, an increase of 43% from $39,170,513 recorded in the comparable quarter in 2008, primarily due to the operation of a larger fleet. Gross revenues recorded in the quarter ended June 30, 2009, include an amount of $647,449 relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended June 30, 2009 and 2008 were $2,912,409 and $1,947,313, respectively. Net revenues during the quarter ended June 30, 2009, increased 42% to $53,021,338 from $37,223,200 in the comparable quarter in 2008.

Gross time charter revenues for the six-month period ended June 30, 2009 were $114,555,447, an increase of 47% from $77,781,434 recorded in the comparable period in 2008, primarily due to the operation of a larger fleet. Gross revenues recorded in the 2009 period include an amount of $1,297,180 relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the six-month periods ended June 30, 2009 and 2008 were $5,556,443 and $3,872,218, respectively. Net revenues during the six-month period ended June 30, 2009, increased 47% to $108,999,004 from $73,909,216 in the comparable period in 2008.

Vessel Expenses

Vessel expenses for the three-month period ended June 30, 2009, were $12,933,808 compared to $7,596,479 in the comparable quarter in 2008. The increase in vessel expense is attributable to a larger fleet size in operation, increases in vessel crew, insurance costs, the timing of purchases of consumable stores and spares. Vessel expenses for the three-month period ended June 30, 2009, included $12,267,670 in vessel operating costs and $666,138 in technical management fees. Vessel expenses for the comparable period in 2008 included $7,110,980 in vessel operating costs and $485,499 in technical management fees.

Vessel expenses for the six-month period ended June 30, 2009 were $26,005,005 compared to $15,587,740 in the comparable six-month period ended June 30, 2008. The increase in vessel expense is attributable to a larger fleet size in operation for the six-month period of 2009 and increases in vessel crew, insurance costs, the timing of purchases of consumable stores and spares. Vessel expenses for the six-month period ended June 30, 2009 included $24,696,513 in vessel operating costs and $1,308,492 in technical management fees. Vessel expenses for the six-month period ended June 30, 2008 included $14,550,939 in vessel operating costs and $1,036,801 in technical management fees.

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

Depreciation and Amortization

For the three-month periods ended June 30, 2009 and 2008, total depreciation and amortization expense were $10,943,247 and $7,390,982, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2009 includes $10,325,002 of vessel depreciation and other assets amortization, and $618,245 relating to the amortization of deferred drydocking costs.

Comparable amounts for the three-month period ended June 30, 2008 were $6,769,365 of vessel depreciation and $621,617 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period in 2009 compared to 2008.

For the six-month periods ended June 30, 2009 and 2008, total depreciation and amortization expense were $21,234,163 and $14,727,021, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2009 includes $20,019,912 of vessel depreciation and other assets amortization, and $1,214,251 relating to the amortization of deferred drydocking costs. Comparable amounts for the six-month period ended June 30, 2008 were $13,477,780 of vessel depreciation and $1,249,241 of amortization of deferred drydocking costs.

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

Amortization of deferred financing costs which relate to the vessels on the water is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended June 30, 2009 and 2008, the amortization of deferred financing costs allocated to the vessels on the water was $269,457 and $61,312, respectively. For the six-month periods ended June 30, 2009 and 2008, the amortization of deferred financing costs allocated to the vessels on the water was $509,514 and $123,219, respectively.

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

General and administrative expenses for the three-month periods ended June 30, 2009 and 2008 were $9,041,185 and $4,762,933, respectively. These general and administrative expenses include a non-cash compensation component of $3,345,433 and $2,056,240, respectively. The increase in general and administrative expenses for the three-month period ended June 30, 2009, is primarily attributable to higher administrative costs associated with operating a larger fleet and the extensive newbuilding program and accruals of compensation expense (performance-based compensation and amortization of restricted stock awards and stock option compensation).

            General and administrative expenses for the six-month periods ended June 30, 2009 and 2008 were $17,944,213 and $9,812,092, respectively. These general and administrative expenses include a non-cash compensation component of $7,241,717 and $4,571,943, respectively. The increase in general and administrative expenses for the six-month period ended June 30, 2009, is primarily attributable to higher administrative costs associated with operating a larger fleet and the extensive newbuilding program and accruals of compensation expense (performance-based compensation and amortization of restricted stock awards and stock option compensation.

Capitalized Interest

At June 30, 2009, we had contracts for the construction of 22 newbuilding vessels which are expected to be delivered through 2011. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended June 30, 2009, capitalized interest amounted to $6,733,097 ($6,288,312 in interest and $444,785 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three-month period in 2008, capitalized interest amounted to $6,214,415 ($5,791,703 in interest and $422,712 in amortization of deferred financing costs).

For the six-month period ended June 30, 2009, capitalized interest amounted to $13,512,415 ($12,611,017 in interest and $901,398 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding six-month period in 2008, capitalized interest amounted to $12,337,530 ($11,503,385 in interest and $834,145 in amortization of deferred financing costs).

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Income	$13,347,535	$14,906,130	$30,584,316	$29,251,940
Interest Expense	6,815,853	3,449,217	13,302,170	6,799,470
Depreciation and Amortization	10,943,247	7,390,982	21,234,163	14,727,021
Amortization of fair value below market of time charter acquired	(647,449)	—	(1,297,180)	—
EBITDA	30,459,186	25,746,329	63,823,469	50,778,431
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	3,345,433	2,056,240	7,241,717	4,571,943
Credit Agreement EBITDA	$33,804,619	$27,802,569	$71,065,186	$55,350,374

(1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

        We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the six-month periods ended June 30, 2009 and 2008, was $66,456,504 and $49,815,118, respectively. The increase was primarily due to cash generated from the operation of the fleet for 4,413 days in the six-month period ended June 30, 2009 and $6,551,463 relating to deferred revenue advances from a charterer, compared to 3,294 days during the same period in 2008.

Net cash used in investing activities during the six-month period ended June 30, 2009, was $60,498,258, compared to $159,879,332 during the corresponding six-month period ended June 30, 2008. Investing activities during the six-month period ended June 30, 2009 related primarily to making progress payments for the newbuilding vessels and incurring related vessel construction expenses. Investing activities during the six-month period ended June 30, 2008, included an amount of $77,753,682 spent for acquisition of two second-hand vessels and advancing a total of $82,055,976 for the newbuilding vessel construction program.

Net cash provided by financing activities during the six-month period ended June 30, 2009, was $114,092,565, compared to net cash provided by financing activities of $20,157,135 during the corresponding six- month period ended June 30, 2008. During the six-month period ended June 30, 2009, we received $97,291,046 in net proceeds from distribution of common shares of the Company. We borrowed $19,505,000 from our revolving credit facility.  Financing activities during the six-month period ended June 30, 2008, primarily involved borrowings of $68,451,753 and payment of $46,763,820 in dividends.

As of June 30, 2009, our cash balance was $129,259,673, compared to a cash balance of $9,208,862 at December 31, 2008. In addition, $12,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted cash in our financial statements as of June 30, 2009. Also recorded in Restricted Cash is an amount of $276,056, which is collateralizing a letters of credit relating to our office leases.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, the credit facility reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires, that until the Company is in compliance with the original covenants for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including approximately $48.6 million from the equity raised during the second quarter to be paid by September 30, 2009. These payments will reduce the available amount of the credit facility. The Company will continue to be able to borrow the undrawn portion of the facility and the amounts borrowed will bear interest at LIBOR plus 2.50%. Undrawn portions of the facility will bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $56,250,000 with a full repayment at maturity.

As a result of this amendment, in the third quarter of 2009, the Company will incur a fee of 0.25% of the revised facility amount and will record a charge of approximately $3.4 million relating to the write-off deferred financing fees.

Under the terms of the third amendment of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. As of June 30, 2009, the Company has recorded $12,500,000 as restricted cash in the accompanying balance sheets.

In December 2008, our revolving credit facility was amended to $1,350,000,000 (See section in the Company's 2008 Annual Report on Form 10-K entitled "Revolving Credit Facility" for a description of the facility and its amendments). As of June 30, 2009, borrowings under this facility aggregated $809,106,403. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. We were in compliance with all of the covenants contained in our debt agreements as of June 30, 2009. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for the foreseeable future. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans.

Our loan agreements for our borrowings are secured by liens on our vessels and contain various financial covenants. The covenants relate to our financial position, operating performance and liquidity. The market value of drybulk vessels is sensitive, among other things, to changes in the drybulk charter market. The recent general decline in the drybulk carrier charter market has resulted in lower charter rates for vessels in the drybulk market. The decline in charter rates in the drybulk market coupled with the prevailing difficulty in obtaining financing for vessel purchases have adversely affected drybulk vessel values. A continuation of these conditions, could lead to a significant decline in the fair market values of our vessels. The recent developments in the credit markets and related impact on the drybulk charter market have also resulted in additional risks. The occurrence of one or more of these risk factors could adversely affect our results of operations or financial condition. Please refer to the section entitled "Risk Factors" in Part II of this document which should be read in conjunction with the risk factors included in the Company's 2008 Annual Report on Form 10-K.

Dividends

Our amended revolving credit facility permits us to pay quarterly dividends in amounts up to cumulative free cash flows which is our quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydocking for the period, provided that the company is in compliance with its loan covenants. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing which could affect our dividend policy. In this connection, the drybulk market has recently declined substantially. In December 2008, commencing with the fourth quarter of 2008, the Company's board of directors  determined to suspend the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

The Company did not make any dividend payments in the first and second quarters of 2009. In the comparable quarter in 2008, the Company paid a cash dividend for the first and second quarters of 2008 of $0.50 per share per quarter. The aggregate amount of this cash dividend was $46,763,820.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2009:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$335,332	$248,778	—	—	$584,110
Bank Loans	~~—~~	—	—	$809,106	809,106
Interest and borrowing fees (2)	52,197	104,537	104,394	156,734	417,862
Office lease (3)	649	1,530	1,670	3,271	7,120

Total	$388,178	$354,845	$106,064	$969,111	$1,818,198

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

We make capital expenditures from time to time in connection with our vessel acquisitions. As of June 30, 2009, our fleet consists of 25 vessels which are currently operational and 22 newbuilding vessels which have been contracted for construction.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. Two vessels were drydocked in the three-months ended June 30, 2009. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
September 30, 2009	44	$1.00 million
December 31, 2009	44	$1.00 million
March 31, 2010	44	$1.00 million
June 30, 2010	44	$1.00 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

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

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 21, 2009. There were 47,031,300 common shares outstanding and entitled to vote at the meeting. A majority of the outstanding common shares entitled to vote were present in person or by proxy. At the meeting the matters described below were approved by the shareholders.

1.           The following persons were re-elected Class I directors of the Company to serve until the Annual Meeting of Shareholders in 2012 and until their respective successors are duly elected and qualified or until his earlier death, resignation, retirement, disqualification or removal, by the following number of votes:

	Votes For	Votes Withheld
Mr. Jon Tomasson	34,223,195	5,507,960
Mr. Sophocles N. Zoullas	38,298,138	1,433,017

The following persons continue as Class II directors of the Company: Joseph M. Cianciolo, David B. Hiley and Forrest E. Wylie. The following persons continue as Class III directors of the Company: Douglas P. Haensel and Alexis P. Zoullas.

2.           The ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2009, was approved by the following number of votes:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Ratification of Ernst & Young LLP	38,859,600	408,029	463,526	-

There were no broker non-votes.

3.         The approval of the Company's 2009 Equity Incentive Plan, was approved by the following number of votes:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
2009 Equity Incentive Plan	13,624,500	3,098,356	413,200	22,595,079

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company 1

3.2	Amended and Restated Bylaws of the Company 1

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock 2

4.1	Form of Share Certificate of the Company 1

4.2	Form of Senior Indenture 3

4.3	Form of Subordinated Indenture 3

4.4	Rights Agreement 2

10.1	Amended and Restated Employment Agreement of Mr. Sophocles N. Zoullas, dated as of June 19, 2008 4,6

10.2
Amendatory Agreement, dated as of July 3, 2008, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger 5

10.3
Second Amendatory Agreement, dated as of December 17, 2008, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger 7

31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO

31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

1 Incorporated by reference to Amendment No.4 to the Company's Registration Statement on Form S-1, Registration No. 333-123817, filed on June 22, 2005.
2 Incorporated by reference to the Company's Registration Statement on Form 8-A filed on November 13, 2007.
3 Incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-139745,  filed on December 29, 2007.
4 Incorporated by reference to the Company's Current Report on Form 8-K filed on June 20, 2008.
5 Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2008.
6 Management contract or compensating plan.
7 Incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-3POSASR, Registration No. 333-148417 filed on March 2, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:    /s/ Sophocles N. Zoullas
--------------------------------------------------------------------------------
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer
Date: August 7, 2009

By:    /s/ Alan S. Ginsberg
--------------------------------------------------------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Principal Accounting Officer
Date: August 7, 2009

SK 25083 0001 1020575