Form 10-Q
period 2009-09-30
Eagle Bulk Shipping Inc.
filed 2009-11-06
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Common Stock, par value $0.01 per share, 62,052,478 shares outstanding as of November 6, 2009.

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements
EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2009	December 31, 2008
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$82,544,467	$9,208,862
Accounts receivable	5,825,416	4,357,837
Prepaid expenses	5,348,972	3,297,801

Total current assets	93,718,855	16,864,500
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $114,516,274 and $84,113,047, respectively	919,565,338	874,674,636

Advances for vessel construction	483,414,622	411,063,011
Other fixed assets, net of accumulated amortization of $25,755 and $4,556, respectively	283,895	219,245
Restricted cash	12,776,056	11,776,056
Deferred drydock costs	4,805,679	3,737,386
Deferred financing costs	22,012,037	24,270,060
Fair value above contract value of time charters acquired	4,531,115	4,531,115
Fair value of derivative instruments	5,984,686	15,039,535
Total noncurrent assets	1,453,373,428	1,345,311,044
Total assets	$1,547,092,283	$1,362,175,544
LIABILITIES & STOCKHOLDERS' EQUITY Current liabilities:
Accounts payable	$1,402,289	$2,037,060
Accrued interest	7,717,705	7,523,057
Other accrued liabilities	10,473,346	3,021,975
Deferred revenue and fair value below contract value of time charters acquired	8,570,051	2,863,184
Unearned charter hire revenue	5,754,126	5,958,833
Total current liabilities	33,917,517	21,404,109
Noncurrent liabilities:
Long-term debt	836,725,880	789,601,403
Fair value below contract value of time charters acquired	25,050,597	29,205,196
Fair value of derivative instruments	41,365,655	50,538,060
Total noncurrent liabilities	903,142,132	869,344,659
Total liabilities	937,059,649	890,748,768
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 61,986,777 and 47,031,300 shares issued and outstanding	619,868	470,313
Additional paid-in capital	721,483,816	614,241,646
Retained earnings (net of dividends declared of $262,188,388)	(76,690,081)	(107,786,658)
Accumulated other comprehensive loss	(35,380,969)	(35,498,525)
Total stockholders' equity	610,032,634	471,426,776
Total liabilities and stockholders' equity	$1,547,092,283	$1,362,175,544

______________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues, net of Commissions	$41,551,805	$51,553,232	$150,550,809	$125,462,448

Vessel Expenses	11,493,889	9,344,348	37,498,893	24,932,088
Depreciation and Amortization	11,094,238	8,991,877	32,328,402	23,718,898

General and Administrative Expenses	7,839,942	6,666,748	25,784,155	16,478,840
Total Operating Expenses	30,428,069	25,002,973	95,611,450	65,129,826

Operating Income	11,123,736	26,550,259	54,939,359	60,332,622

Interest Expense	7,294,151	3,714,458	20,596,321	10,513,928
Interest Income	(65,965)	(385,816)	(136,828)	(2,654,863)
Write-off of Deferred Financing Costs	3,383,289	—	3,383,289	—
Net Interest Expense	10,611,475	3,328,642	23,842,782	7,859,065

Net Income	$512,261	$23,221,617	$31,096,577	$52,473,557
Weighted Average Shares Outstanding :
Basic	61,976,794	46,770,486	53,808,348	46,762,092
Diluted	61,986,752	47,066,254	53,831,913	47,062,811
Per Share Amounts:
Basic Net Income	$0.01	$0.50	$0.58	$1.12
Diluted Net Income	$0.01	$0.49	$0.58	$1.11
Cash Dividends Declared and Paid	—	$0.50	—	$1.50

______________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Net Income	Accumulated Deficit	Other Comprehensive Income (Loss	Total Stockholders' Equity

Balance at December 31, 2008	47,031,300	$470,313	$614,241,646		$(107,786,658)	$(35,498,525)	$471,426,776
Comprehensive income :
Net income	—	—	—	$31,096,577	31,096,577	—	31,096,577
Net unrealized gain on derivatives	—	—	—	—	—	117,556	117,556
Comprehensive income	—	—	—	—	—	—	502,640,909
Issuance of common shares, net of issuance costs	14,847,493	148,475	97,142,571		—		97,291,046
Issuance of restricted shares	107,984	1,080	(487,551)	—	—	—	(486,471)
Non-cash compensation	—	—	10,587,150	—	—	—	10,587,150

Balance at September 30, 2009	61,986,777	$619,868	$721,483,816		$(76,690,081)	$(35,380,969)	$610,032,634

______________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$31,096,577	$52,473,557
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation and amortization	30,424,426	21,816,618
Amortization of deferred drydocking costs	1,903,976	1,902,280
Amortization of deferred financing costs	881,728	185,508
Amortization of fair value below contract value of time charters acquired	(1,942,278)	(264,053)
Write-off of Deferred Financing Costs	3,383,289	—
Non-cash compensation expense	10,587,150	7,766,452
Changes in operating assets and liabilities:
Accounts receivable	(1,467,579)	(489,213)
Prepaid expenses	(2,051,171)	(2,409,563)
Accounts payable	(634,771)	(3,288,849)
Accrued interest	644,354	573,342
Accrued expenses	7,025,387	1,056,589
Drydocking expenditures	(2,546,285)	(1,701,042)
Deferred revenue	3,494,546	—
Unearned charter hire revenue	(204,707)	3,971,645

Net cash provided by operating activities	80,594,642	81,593,271

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(145,771,439)	(273,766,850)
Purchase of other assets	(85,849)	(120,723)

Net cash used in investing activities	(145,857,288)	(273,887,573)

Cash flows from financing activities:
Issuance of Common Stock	99,999,997	—
Proceeds from exercise of stock options	—	237,327
Equity issuance costs	(2,708,951)	—
Bank borrowings	95,770,000	144,724,967
Repayment of bank debt	(48,645,523)	—
Changes in restricted cash	(1,000,000)	(1,651,440)
Deferred financing costs	(4,330,801)	(786,811)
Cash used to settle net share equity awards	(486,471)	—
Cash dividends	—	(70,149,063)

Net cash provided by financing activities	138,598,251	72,374,980

Net increase/(decrease) in cash	73,335,605	(119,919,322)
Cash at beginning of period	9,208,862	152,903,692
Cash at end of period	$82,544,467	$32,984,370

______________________
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

As of September 30, 2009, the Company's operating fleet consisted of 25 vessels. The Company has an extensive vessel newbuilding program and as of September 30, 2009 had contracts for the construction of 22 vessels. The following tables present certain information concerning the Company's fleet as of September 30, 2009:

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

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

	% of Consolidated Time Charter Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Charterer
Charterer B	13%	22%	16%	25%
Charterer H	16%	14%	13%	16%
Charterer L	—	18%	14%	19%
Charterer M	17%	12%	18%	12%
Charterer P	—	10%	—	—

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

Note 2.  New Accounting Pronouncements

In April 2009, the FASB amended the Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information ("Fair Value Disclosure Amendment"). The Fair Value Disclosure Amendment requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Fair Value Disclosure Amendment became effective for the Company in the quarter ended June 30, 2009, and its adoption did not have an impact on our consolidated financial condition or results of operations.

In May 2009, the FASB issued guidance on "Subsequent Events."  This guidance sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for periods ending after June 15, 2009.  The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations. The subsequent events have been evaluated through November 6, 2009, the date of the issuance of the accompanying condensed consolidated financial statements.

In June 2009, the FASB issued guidance on "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" which established the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP.  This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants.   This guidance was effective for financial statements issued for periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued guidance which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise's involvement in variable interest entities.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.   We do not expect the adoption of this guidance to have a material impact, if any, on our consolidated financial condition or results of operations.

In October 2009, an update was made to "Revenue Recognition – Multiple Deliverable Revenue Arrangements." This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the " Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the company beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have, if any, on the company's consolidated financial position and results of operations when it becomes effective in 2011.

Note 3.  Vessels

a. Vessel and Vessel Improvements

At September 30, 2009, the Company's operating fleet consisted of 25 dry bulk vessels. In January and March 2009, the Company took delivery of the Crested Eagle and Stellar Eagle, respectively.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2008	$874,674,636
Purchase of Vessel and Vessel Improvements	3,384,485
Delivery of Newbuild Vessels	71,909,444
Depreciation Expense	(30,403,227)
Vessels and Vessel Improvements, at September 30, 2009	$919,565,338

b. Advances for Vessel Construction

The Company took delivery of the Crested Eagle and Stellar Eagle, two Japanese built vessels, in January and March 2009, respectively. In 2008, the Company took delivery of two Chinese and one Japanese built vessels. In October 2009 the Company took delivery of the Bittern.

As of September 30, 2009, the total contract cost of the remaining two Supramax vessels under construction in Japan is approximately $73,798,065, these vessels' construction contracts are Japanese yen denominated. As of September 30, 2009, the Company had advanced an equivalent of $24,798,118 in progress payments towards these contracts. The remaining two vessels are expected to be delivered in 2010. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

As of September 30, 2009, the Company had twenty Supramax vessels under construction at the shipyard in China. The total contract cost of the construction project in China is approximately $859,098,055, of which the Company has advanced $393,563,055 in payments towards the construction of these vessels. These vessels are expected to be delivered between 2009 and 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

Advances for Vessel Construction:

Advances for Vessel Construction, at December 31, 2008	$ 411,063,011
Progress Payments	117,330,996
Capitalized Interest	20,895,336
Legal and Technical Supervision Costs	6,034,723
Delivery of Newbuild Vessels	(71,909,444)
Advances for Vessel Construction, at September 30, 2009	$ 483,414,622

Note 4.  Long-Term Debt

At September 30, 2009, the Company's debt consisted of $836,725,880 in net borrowings under the amended revolving credit facility. These borrowings consisted of $416,233,690 for the 25 vessels currently in operation and $420,492,190 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, the credit facility reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires, that until the Company is in compliance with the original covenants for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including approximately $48.6 million from the equity raised during the second quarter which was paid during the third quarter. These payments reduce the available amount of the credit facility to $1,151,354,477. The Company will continue to be able to borrow the undrawn portion of the facility and the amounts borrowed will bear interest at LIBOR plus 2.50%. Undrawn portions of the facility will bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a full repayment at maturity. In connection with the third amendment to the revolving credit facility, the Company recorded deferred financing fees of $3,014,400 and a one-time non-cash charge of $3,383,289 relating to write-off a portion of deferred finance costs associated with the reduction of the credit facility.

Under the terms of the third amendment of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. As of September 30, 2009, the Company has recorded $12,500,000 as restricted cash in the accompanying balance sheets.

For the nine months ended September 30, 2009, interest rates on the outstanding debt ranged from 2.19% to 7.73%, including a margin of 1.75% to 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 6.35%. The Company incurred a commitment fee of 0.30% to 0.70% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Loan Interest	$6,921,937	$3,652,171	$19,714,593	$10,328,420
Amortization of Deferred Financing Costs	372,214	62,287	881,728	185,508
Write-off of Deferred Financing Costs	3,383,289	—	3,383,289	—
Total Interest Expense	$10,677,440	$3,714,458	$23,979,610	$10,513,928

Interest paid, exclusive of capitalized interest, in the nine month periods ended September 30, 2009 and 2008 amounted to $19,086,392 and $9,752,610, respectively.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of September 30, 2009 and December 31, 2008.

Notional Amount Outstanding – September 30, 2009	Notional Amount Outstanding – December 31, 2008	Fixed Rate	Maturity
$84,800,000	$84,800,000	3.900%	09/2013
25,776,443	25,776,443	4.905%	03/2010
10,995,000	10,995,000	4.980%	08/2010
202,340,000	202,340,000	5.040%	08/2010
100,000,000	100,000,000	4.220%	09/2010
30,000,000	30,000,000	4.538%	09/2010
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
144,700,000	144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
$771,529,273	$771,529,273

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $41,365,655 and $50,538,060 have been recorded in Fair value of derivative instruments in the Company's balance sheets as of September 30, 2009 and December 31, 2008.

Foreign Currency swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualified as cash flow hedges.

At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030. In February 2009, the Company fixed the gain on its outstanding foreign currency swaps contracts. This gain will be recognized upon delivery of the remaining vessels as an offset to the cost of the vessels. During the nine months ended September 30, 2009, the Company recognized a foreign currency gain of $7,684,225 which offset the cost of Stellar Eagle and Crested Eagle upon their delivery. The remaining gain as of September 30, 2009 aggregating $5,984,686 will offset the cost of the remaining two vessels upon their delivery in January, 2010 and February 2010.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $5,984,686 and $15,039,535 have been recorded in Fair value of derivative instruments and other assets in the accompanying balance sheets as of September 30, 2009, and December 31, 2008, respectively.

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

Effective January 1, 2008, the Company defines fair value, establishes a framework for measuring fair value and discloses fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September  30, 2009, as required by SFAS 157:

		Level 1	Level 2	Level 3
Assets
	Foreign currency contracts	—	$5,984,686	—

Liabilities	Interest rate contracts	—	$41,365,655	—

The fair value of the interest rate and foreign currency swap contracts are based on quoted market prices for a similar contract and can be validated through external sources.

Note  6.  Commitments and Contingencies

 Vessel technical management contracts

The Company has technical management agreements for each of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,017 and $9,049 per vessel during the nine months ended September 30, 2009 and 2008, respectively.

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

Note 7.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of September 30, 2009, does not include 1,397,260 restricted stock units and 590,668 stock options as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Income	$512,261	$23,221,617	$31,096,577	$52,473,557
Weighted Average Shares – Basic	61,976,794	46,770,486	53,808,348	46,762,092
Dilutive effect of stock options and restricted stock units	9,958	295,768	23,565	300,719
Weighted Average Shares – Diluted	61,986,752	47,066,254	53,831,913	47,062,811
Basic Earnings Per Share	$0.01	$0.50	$0.58	$1.12
Diluted Earnings Per Share	$0.01	$0.49	$0.58	$1.11

Note 8.  Capital Stock

Common Stock

On June 30, 2009, the Company completed its offering under an Equity Distribution Agreement of $100,000,000 with UBS Securities dated March 2, 2009.  From May through June 2009, the Company sold 14,847,493 common shares. The net proceeds, after underwriting commission of 2.5% and other issuance fees, amounted to $97,291,046.

Dividends

Payment of dividends is in the discretion of the board of directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company's revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that the Company is in compliance with its loan covenants. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In this connection, the drybulk market has recently declined substantially. In December 2008, the Company's board of directors suspended the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Note 9.  Stock Incentive Plans

2009 Equity Incentive plan. In May 2009, our shareholders approved the 2009 Equity Incentive Plan (2009 Plan) for the purpose of affording an incentive to eligible persons. The 2009 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2009 Plan is administered by a compensation committee or such other committee of the Company's board of directors. A maximum of 4.2 million of the Company's common shares have been authorized for issuance under the 2009 Plan.

2005 Equity Incentive plan. In 2005, the Company adopted the 2005 Equity Incentive Plan (2005 Plan) for the purpose of affording an incentive to eligible persons. The 2005 Equity Incentive Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, dividend equivalents and other awards based on or relating to the Company's common shares to eligible non-employee directors, selected officers and other employees and independent contractors. The plan is administered by a committee of the Company's board of directors. An aggregate of 2.6 million shares of the Company's common stock were authorized for issuance under the plan. None of the Company's common shares remain available for issuance under the 2005 Plan.

In 2007 and 2008, the Company granted restricted stock units ("RSUs") to members of its management which vest ratably between three to five years. As of September 30, 2009, RSUs covering a total of 1,264,346 of the Company's shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company's shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the nine and three months ended September 30, 2009, the amortization charge was $9,810,190 and $3,270,063, respectively. The remaining expense for each of the years ending 2009, 2010, and 2011 will be $3,270,063, $12,410,365, and $5,450,402, respectively, and $7,126,803 thereafter.

As of December 31, 2008, options covering 590,668 of the Company's common shares were outstanding.  These options were awarded to members of its management and its independent non-employee directors. On January 23, 2009, the Company granted options to purchase 222,815 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $5.00 per share and expire six years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of FAS 123(R), the fair value of the options granted of $550,851 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2009 grant included a risk free interest rate of 2.2%, and an expected stock price volatility factor of 74%.  For the nine and three months ended September 30, 2009, the Company has recorded a non-cash compensation charge of $776,960 and $75,370, respectively. As of September 30, 2009, options covering 813,483 of the Company's common shares are outstanding with exercise prices ranging from $5.00 to $21.88 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between six to ten years from the date of grant.

On January 15, 2008, the Company granted 30,000 shares of its common stock, which vested on the grant date, to its independent non-employee directors. The fair value of the stock at the grant date was equal to the closing stock price on that date and a total amount of $608,400 has been recorded in non-cash compensation expense for the six months ended September 30, 2008.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Stock Option Plans	$75,370	$62,851	$776,960	$226,108
Restricted Stock Grants	3,270,063	3,131,658	9,810,190	6,931,944
Stock Grants	—	—	—	608,400
Total Non-cash compensation expense	$3,345,433	$3,194,509	$10,587,150	$7,766,452

In 2006 and 2007, the Company granted Dividend Equivalent Rights Awards ("DERs") to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company's shareholders. As of September 30, 2009, DERs equivalent to 574,000 of the Company's common shares are outstanding. For the nine months ended September 30, 2009 and 2008, the Company has recorded in General and Administrative Expense cash compensation expenses of $0 and $2,608,236, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month and nine-month periods ended September 30, 2009 and 2008. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of the Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of September 30, 2009, we own and operate a modern fleet of 25 Handymax dry bulk vessels, 22 of which are of the Supramax class. We also have a Supramax newbuilding program for the construction of vessels in Japan and China. As of September 30, 2009, we have taken delivery of five vessels and an additional 22 vessels will be constructed and are expected to be delivered into our fleet through 2011, at which time, and assuming no disposition or acquisition of additional vessels, our total fleet will consist of 47 vessels with a combined carrying capacity of 2.55 million dwt. In October 2009 the Company took delivery of the Bittern.

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

We have employed all of our vessels in our operating fleet on time charters. During the nine months ended September 30, 2009, we took delivery of two newbuilding vessels, CRESTED EAGLE and STELLAR EAGLE, which promptly entered into their respective charters. The following table represents certain information about the Company's revenue earning charters on its operating fleet:

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate
Cardinal (2)	2004	55,362	September 2010 to November 2010	$16,250
Condor	2001	50,296	May 2010 to July 2010	$22,000
Falcon	2001	51,268	April 2010 to June 2010	$39,500
Griffon	1995	46,635	February 2010 to May 2010	$9,500
Harrier	2001	50,296	April 2010 to June 2010	$13,500
Hawk I	2001	50,296	May 2010 to August 2010	$13,000
Heron (3)	2001	52,827	January 2011 to May 2011	$26,375
Jaeger (4)	2004	52,248	October 2009 to January 2010	$10,100
Kestrel I	2004	50,326	March 2010 to July 2010	$11,500
Kite (5)	1997	47,195	September 2009 to January 2010	$9,500
Merlin (6)	2001	50,296	December 2010 to March 2011	$25,000
Osprey I	2002	50,206	October 2009 to December 2009	$25,000
Peregrine (7)	2001	50,913	January 2010 Jan 2010 to Jan 2011/Mar 2011	$8,500 $10,500 (with Index share)
Sparrow (8)	2000	48,225	February 2010 to May 2010	$10,000
Tern	2003	50,200	December 2009 to March 2010	$8,500
Shrike	2003	53,343	May 2010 to August 2010	$25,600
Skua (9)	2003	53,350	September 2010 to November 2010	Index
Kittiwake (10)	2002	53,146	June 2010 to September 2010	Index
Goldeneye (11)	2002	52,421	May 2010 to July 2010	Index
Wren (12)	2008	53,349	Feb 2012 Feb 2012 to Dec 2018/Apr 2019	$24,750 $18,000 (with profit share)
Redwing (13)	2007	53,411	August 2010 to October 2010	Index
Woodstar (14)	2008	53,390	Jan 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000 (with profit share)
Crowned Eagle	2008	55,940	September 2009 to December 2009	$16,000
Crested Eagle (15)	2009	55,989	December 2009 to March 2010	$10,500
Stellar Eagle	2009	55,989	February 2010 to May 2010	$12,000

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 6.25%, to third party ship brokers.

(2)	Upon conclusion of the previous charter in September 2009, the CARDINAL commenced a new one year charter at $16,250 per day.
(3)
The charterer of the HERON has an option to extend the charter period by 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.

(4)
In December 2008, the JAEGER commenced a charter for one year at an average daily rate of approximately $10,100 based on a charter rate of $5,000 per day for the first 50 days and $11,000 per day for the balance of the year. Revenue recognition is based on an average daily rate of $10,100.

(5)
In March 2009, the charterer of the KITE paid in advance for the duration of the charter an amount equal to the difference between the prevailing daily charter rate of $21,000 and a new rate of $9,500 per day. This amount has been recorded in Deferred Revenue in the Company's financial statements and has been recognized into revenue ratably until September 2009.

(6)	The daily rate for the MERLIN is $27,000 for the first year, $25,000 for the second year and $23,000 for the third year. Revenue recognition is based on an average daily rate of $25,000.
(7)
The charterer of the PEREGRINE has exercised the option to extend the charter period by 11 to 13 months. The rate for the option period is index based with a minimum daily time charter rate of $10,500 and a profit share which is equal to 50% of the difference between the base rate and the average of the trailing Baltic Supramax Index for each 30 day hire period.

(8)
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

(9)
Upon conclusion of the previous time charter in August 2009, the SKUA commenced an index based one year charter with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 45 days of the charter the index rate will be a maximum of $19,000 per day.

(10)
Upon conclusion of the previous time charter, in July 2009, the KITTIWAKE performed a short term charter at $18,000 per day and then entered into another short term time charter at $25,000 per day. Subsequently, in October 2009, the KITTIWAKE will enter into an index based charter for one year with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 45 days of the charter the index rate will be a maximum of $19,000 per day.

(11)
Upon conclusion of the previous time charter, in September 2009, the GOLDENEYE commenced an index based one year charter with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 50 days of the charter the index rate is $15,000 per day.

(12)
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

(13)
Upon conclusion of the previous time charter in August 2009, the REDWING commenced an index based one year charter with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 45 days of the charter the index rate will be a maximum of $19,000 per day.

(14)
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

(15)
The charterer of the CRESTED EAGLE has an option to extend the charter period by 11 to 13 months at a base time charter rate of $11,500 plus 50% of the difference between the base rate and the BSI time charter average (provided the BSI TC average is greater than the base rate). The profit share to be calculated each month is based on the trailing BSI TC average for the month.

The following table, as of September 30, 2009, represents certain information about the Company's newbuilding vessels being constructed and their employment upon delivery:

Vessel	Dwt	Year Built - Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Bittern (4)	58,000	Oct 2009	Dec 2014	$18,850	—
			Dec 2014 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Canary	58,000	2009Q4	Jan 2015	$18,850	—
			Jan 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Thrasher	53,100	2009Q4	Feb 2016	$18,400	—
			Feb 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crane	58,000	2010Q1	Feb 2015	$18,850	—
			Feb 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Avocet	53,100	2010Q1	Mar 2016	$18,400	—
			Mar 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Egret (5)	58,000	2010Q1	Sep 2012 to Jan 2013	$17,650	50% over $20,000
Golden Eagle	56,000	2010Q1	Charter Free	—	—
Imperial Eagle	56,000	2010Q1	Charter Free	—	—
Gannet (5)	58,000	2010Q1	Oct 2012 to Feb 2013	$17,650	50% over $20,000
Grebe(5)	58,000	2010Q2	Nov 2012 to Mar 2013	$17,650	50% over $20,000
Ibis (5)	58,000	2010Q2	Dec 2012 to Apr 2013	$17,650	50% over $20,000
Jay	58,000	2010Q2	Sep 2015	$18,500	50% over $21,500
			Sep 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher	58,000	2010Q3	Oct 2015	$18,500	50% over $21,500
			Oct 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	2010Q3	Dec 2016 to Dec 2017	$18,400	—
Thrush	53,100	2010Q4	Charter Free	—	—
Nighthawk	58,000	2011Q1	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	2011Q3	Jan 2018 to Jan 2019	$18,400	—
Owl	58,000	2011Q3	Feb 2018 to Feb 2019	$18,400	—
Petrel (5)	58,000	2011Q4	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Puffin (5)	58,000	2011Q4	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (5)	58,000	2011Q4	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (5)	58,000	2011Q4	Sep 2014 to Jan 2015	$17,650	50% over $20,000

CONVERTED INTO OPTIONS
Cernicalo (6,7)	58,000	2011Q1	Charter Free	—	—
Fulmar (6,7)	58,000	2011Q3	Charter Free	—	—
Besra (6,7)	58,000	2011Q4	Charter Free	—	—
Goshawk (6,7)	58,000	2011Q4	Charter Free	—	—
Snipe (7)	58,000	2012Q1	Charter Free	—	—
Swift (7)	58,000	2012Q1	Charter Free	—	—
Raptor (7)	58,000	2012Q2	Charter Free	—	—
Saker (7)	58,000	2012Q2	Charter Free	—	—

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 1.25% to 6.25% to third party ship brokers.
(4)	The BITTERN was delivered in October 2009.
(5)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(6)	Options for construction declared on December 27, 2007.
(7)	Firm contracts converted to options in December 2008.

Fleet Management

The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City. We currently have a total of thirty shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

•      commercial operations and technical supervision;
•      safety monitoring;
•      vessel acquisition; and
•      financial, accounting and information technology services.

Technical Management

The technical management of our fleet is provided by our unaffiliated third party technical managers, V. Ships, Wilhelmsen Ship Management, and Anglo Eastern International Ltd., that we believe are three of the world's largest providers of independent ship management and related services. In conjunction with our management, V. Ships, Wilhelmsen, and Anglo Eastern International Ltd., we have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. We review the performance of our technical managers on an ongoing basis and may add or change technical managers. In the third quarter of 2009, the Company set up its own in-house technical management capability in order to establish a vessel management bench-mark with its external technical managers.

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended September 30, 2009 and 2008, the technical management fee averaged $8,983 and $8,913 per vessel per month, respectively. For the nine-month periods ended September 30, 2009 and 2008, the technical management fee averaged $9,017 and $9,049 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded under Vessel Expenses.

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

Results of Operations for the three month and nine-month periods ended September 30, 2009 and 2008:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Ownership Days	2,300	1,866	6,713	5,160
Available Days	2,271	1,862	6,657	5,117
Operating Days	2,264	1,845	6,634	5,094
Fleet Utilization	99.7%	99.1%	99.7%	99.6%

•           Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three month period ended September 30, 2009, increased 23% from the corresponding period in 2008 as we operated 25 vessels in the third quarter of 2009 compared to 21 vessels in the corresponding period in 2008.

•           Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues.  During the three and nine-month periods ended September 30, 2009, the Company drydocked three and five vessels, respectively. During the nine month period ended September 30, 2009, the Company also incurred a total of one day of off-hire for vessel familiarization upon delivery of the Crested Eagle and Stellar Eagle which joined the fleet in January and March 2009, respectively.

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

Gross time charter revenues in the quarter ended September 30, 2009 were $43,688,025 compared to $54,169,749 recorded in the comparable quarter in 2008. Gross revenues declined due to prevailing market conditions. Vessels with legacy time charters saw lower rates upon charter renewals. Gross revenues recorded in the quarter ended September 30, 2009 and 2008, include an amount of $645,098 and $264,053, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended September 30, 2009 and 2008 were $2,136,220 and $2,616,517, respectively. Net revenues during the quarter ended September 30, 2009, were $41,551,805 compared to $51,553,232 in the quarter ended September 30, 2008.

Gross time charter revenues for the nine-month period ended September 30, 2009 were $158,243,472, an increase of 20% from $131,951,183 recorded in the comparable period in 2008, primarily due to the operation of a larger fleet and higher rates on legacy time charters, net of lower rates on charter renewals. Gross revenues recorded in the 2009 and 2008 period include an amount of $1,942,278 and $264,053, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the nine-month periods ended September 30, 2009 and 2008 were $7,692,663 and $6,488,735, respectively. Net revenues during the nine-month period ended September 30, 2009, were $150,550,809 compared to $125,462,448 in the comparable period in 2008.

Vessel Expenses

Vessel expenses for the three month period ended September 30, 2009, were $11,493,889 compared to $9,344,348 in the comparable quarter in 2008. The increase in vessel expense is attributable to a larger fleet size in operation, increases in vessel crew, insurance costs, the timing of purchases of consumable stores and spares. Vessel expenses for the three-month period ended September 30, 2009, included $10,814,631 in vessel operating costs and $679,259 in technical management fees. Vessel expenses for the comparable period in 2008 included $8,792,573 in vessel operating costs and $551,775 in technical management fees.

Vessel expenses for the nine-month period ended September 30, 2009 were $37,498,893 compared to $24,932,088 in the comparable nine-month period ended September 30, 2008. The increase in vessel expense is attributable to a larger fleet size in operation for the nine-month period of 2009 and increases in vessel crew, insurance costs, the timing of purchases of consumable stores and spares. Vessel expenses for the nine-month period ended September 30, 2009 included $35,511,143 in vessel operating costs and $1,987,750 in technical management fees. Vessel expenses for the nine-month period ended September 30, 2008, included $23,343,511 in vessel operating costs and $1,588,577 in technical management fees.

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

Depreciation and Amortization

For the three-month periods ended September 30, 2009 and 2008, total depreciation and amortization expense were $11,094,238 and $8,991,877, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2009 includes $10,404,514 of vessel depreciation and other fixed assets amortization, and $689,724 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2008 were $8,338,839 of vessel depreciation and $653,038 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period in 2009 compared to 2008.

For the nine-month periods ended September 30, 2009 and 2008, total depreciation and amortization expense were $32,328,402 and $23,718,898, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2009 includes $30,424,426 of vessel depreciation and other assets amortization, and $1,903,976 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine-month period ended September 30, 2008 were $21,816,618 of vessel depreciation and $1,902,280 of amortization of deferred drydocking costs.

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

Amortization of deferred financing costs which relate to the vessels on the water is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended September 30, 2009 and 2008, the amortization of deferred financing costs allocated to the vessels on the water was $372,214 and $62,287, respectively. For the nine-month periods ended September 30, 2009 and 2008, the amortization of deferred financing costs allocated to the vessels on the water was $881,728 and $185,508, respectively.

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

General and administrative expenses for the three month periods ended September 30, 2009 and 2008 were $7,839,942 and $6,666,748, respectively. These general and administrative expenses include a non-cash compensation component of $3,345,433 and $3,194,509, respectively. The increase in general and administrative expenses for the three-month period ended September 30, 2009, is primarily attributable to higher administrative costs associated with operating a larger fleet and the extensive newbuilding program and accruals of compensation expense (performance-based compensation and amortization of restricted stock awards and stock option compensation).

General and administrative expenses for the nine-month periods ended September 30, 2009 and 2008 were $25,784,155 and $16,478,840, respectively. These general and administrative expenses include a non-cash compensation component of $10,587,150 and $7,766,452, respectively. The increase in general and administrative expenses for the nine-month period ended September 30, 2009, is primarily attributable to higher administrative costs associated with operating a larger fleet and the extensive newbuilding program and accruals of compensation expense (performance-based compensation and amortization of restricted stock awards and stock option compensation).

Capitalized Interest

At September 30, 2009, we had contracts for the construction of 22 newbuilding vessels which are expected to be delivered through 2011. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended September 30, 2009, capitalized interest amounted to $7,382,920 ($6,804,261 in interest and $578,659 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three months period in 2008, capitalized interest amounted to $6,933,818 ($6,499,042 in interest and $434,776 in amortization of deferred financing costs).

For the nine-month period ended September 30, 2009, capitalized interest amounted to $20,895,336 ($19,415,279 in interest and $1,480,057 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding nine months period in 2008, capitalized interest amounted to $19,271,348 ($18,002,728 in interest and $1,268,620 in amortization of deferred financing costs).

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

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Income	$512,261	$23,221,617	$31,096,577	$52,473,557
Interest Expense	7,294,151	3,714,458	20,596,321	10,513,928
Depreciation and Amortization	11,094,238	8,991,877	32,328,402	23,718,898
Amortization of fair value below contract value of time charters acquired	(645,098)	(264,053)	(1,942,278)	(264,053)
EBITDA	18,255,552	35,663,899	82,079,022	86,442,330
Adjustments for Exceptional Items:
Write-off of Financing Fees (1)	3,383,289	—	3,383,289	—
Non-cash Compensation Expense (2)	3,345,433	3,194,509	10,587,150	7,766,452
Credit Agreement EBITDA	$24,984,274	$38,858,408	$96,049,461	$94,208,782

(1) One time charge (see Note 4 to the financial statements). (2) Stock based compensation related to stock options, restricted stock units.

Effects of Inflation

        We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the nine month periods ended September 30, 2009 and 2008, was $80,594,642 and $81,593,271, respectively. The change was primarily due to the operation of a larger fleet and lower rates on charter renewals, offset by higher rates on legacy time charters.

Net cash used in investing activities during the nine month period ended September 30, 2009, was $145,857,288, compared to $273,887,573 during the corresponding nine month period ended September 30, 2008. Investing activities during the nine month period ended September 30, 2009 related primarily to making progress payments for the newbuilding vessels and incurring related vessel construction expenses. Investing activities during the nine month period ended September 30, 2008, included an amount of $146,688,116 spent for acquisition of two second-hand vessels and advancing a total of $127,078,734 for the newbuilding vessel construction program.

Net cash provided by financing activities during the nine month period ended September 30, 2009, was $138,598,251, compared to net cash provided by financing activities of $72,374,980 during the corresponding nine month period ended September 30, 2008. During the nine month period ended September 30, 2009, we received $97,291,046 in net proceeds from distribution of common shares of the Company, borrowed $95,770,000 from our revolving credit facility, repaid $48,645,523 to our lenders under the terms of the amended debt agreement, and incurred $4,330,801 in financing costs relating to our debt agreements. Financing activities during the nine month period ended September 30, 2008, primarily involved borrowings of $144,724,967 and payment of $70,149,063 in dividends.

As of September 30, 2009, our cash balance was $82,544,467, compared to a cash balance of $9,208,862 at December 31, 2008. In addition, $12,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of September 30, 2009. Also recorded in Restricted Cash is an amount of $276,056, which is collateralizing letters of credit relating to our office leases.

In December 2008, our revolving credit facility was amended to $1,350,000,000 (See section in the Company's 2008 Annual Report on Form 10-K entitled "Revolving Credit Facility" for a description of the facility and its amendments). On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, the credit facility reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires, that until the Company is in compliance with the original covenants for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including approximately $48.6 million from the equity raised during the second quarter which was paid during the third quarter. These payments reduce the available amount of the credit facility to $1,151,354,477. The Company will continue to be able to borrow the undrawn portion of the facility and the amounts borrowed will bear interest at LIBOR plus 2.50%. Undrawn portions of the facility will bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a full repayment at maturity.

Under the terms of the third amendment of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next nine months less the amount of the then unutilized facility.

As of September 30, 2009, borrowings under this facility aggregated $836,725,880. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. We were in compliance with all of the covenants contained in our debt agreements as of September 30, 2009. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for the foreseeable future. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans.

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

The Company did not make any dividend payments in the first three quarters of 2009. In the comparable period in 2008, the Company paid a cash dividend of $0.50 per share for each of the first three quarters of 2008. The aggregate amount of this cash dividend was $70,149,063.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2009:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$308,978	$198,868	—	—	$507,846
Bank Loans	—	—	—	$836,726	836,726
Interest and borrowing fees (2)	57,238	114,632	104,909	—	276,779
Office lease (3)	649	1,577	1,670	3,062	6,958

Total	$366,865	$315,077	$106,579	$839,788	$1,628,309

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

We make capital expenditures from time to time in connection with our vessel acquisitions. As of September 30, 2009, our fleet consists of 25 vessels which are currently operational and 22 newbuilding vessels which have been contracted for construction.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. Three vessels were drydocked in the three months ended September 30, 2009. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
December 31, 2009	44	$1.00 million
March 31, 2010	44	$1.00 million
June 30, 2010	44	$1.00 million
September 30, 2010	44	$1.00 million

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

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company 1
3.2	Amended and Restated Bylaws of the Company 1
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock 2
4.1	Form of Share Certificate of the Company 1
4.2	Form of Senior Indenture 3
4.3	Form of Subordinated Indenture 3
4.4	Rights Agreement 2
10.1	Amended and Restated Employment Agreement of Mr. Sophocles N. Zoullas, dated as of September 19, 2008 4,6
10.2
Amendatory Agreement, dated as of July 3, 2008, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger 5

10.3
Second Amendatory Agreement, dated as of December 17, 2008, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger 7

10.4
Third Amendatory Agreement, dated as of August 4, 2009, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger

31.1	Rule 13a-14(d) / 15d-14(a) Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

1   Incorporated by reference to Amendment No.4 to the Company's Registration Statement on Form S-1, Registration No. 333-123817, filed on September 22, 2005.

2   Incorporated by reference to the Company's Registration Statement on Form 8-A filed on November 13, 2007.

3   Incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-139745,  filed on December 29, 2007.

4   Incorporated by reference to the Company's Current Report on Form 8-K filed on September 20, 2008.

5   Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2008.

6   Management contract or compensating plan.

7   Incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-3POSASR, Registration No. 333-148417 filed on March 2, 2009.

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
Date: November 6, 2009

By:    /s/ Alan S. Ginsberg
--------------------------------------------------------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Principal Financial Officer
Date: November 6, 2009

SK 25083 0001 1044632