Form 10-K
period 2009-12-31
Eagle Bulk Shipping Inc.
filed 2010-03-05
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
________________

Commission File Number 001-33831

EAGLE BULK SHIPPING INC.

(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98–0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue New York, New York (Address of principal executive offices)	10022 (Zip Code)

Registrant's telephone number, including area code: (212) 785–2500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

The Common Stock is registered on the NASDAQ Stock Market LLC
(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer ☒ Non-Accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant's most recently completed second quarter, was 291,869,440 based on the closing price of $4.71 per share on the NASDAQ Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 5, 2010, 62,126,665 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the registrant within 120 days of December 31, 2009 in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

Eagle Bulk Shipping Inc. (the "Company", "we", "us", or "our"), incorporated under the laws of the Republic of the Marshall Islands (the "Marshall Islands") and headquartered in New York City, is engaged primarily in the ocean transportation of a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. We operate in the Handymax sector of the dry bulk industry, with particular emphasis on the Supramax class of vessels. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 deadweight tons, or dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to charterers.

As of December 31, 2009, we owned and operated a modern fleet of 27 oceangoing vessels with a combined carrying capacity of 1,412,535 dwt and an average age of approximately six years. We also have a Supramax vessel newbuilding program in China and Japan which commenced delivery of the constructed vessels in 2008 and is expected to continue until 2011. Under this newbuilding program, by the end of 2009, we had taken delivery of 7 vessels and we held contracts for the construction of 20 vessels with a carrying capacity of approximately 1,141,300 dwt. During 2009, four vessels were constructed and delivered into our fleet. Upon delivery of the last contracted newbuilding vessel in 2011, our total fleet will consist of 47 vessels with a combined carrying capacity of 2.55 million dwt. The newbuilding program also provides us with options for the construction of eight additional Supramax vessels with a combined carrying capacity of 464,000 dwt.

We carry out the commercial and strategic management of our fleet through our wholly-owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company which maintains its principle executive offices in New York City. Each of our vessels is owned by us through a separate wholly owned Marshall Islands limited liability company.

We maintain our principal executive offices at 477 Madison Avenue, New York, New York 10022. Our telephone number at that address is (212) 785-2500. Our website address is www.eagleships.com. Information contained on our website does not constitute part of this annual report.

A glossary of shipping terms (the "Glossary") that should be used as a reference when reading this Annual Report on Form 10-K begins on pages 29-30. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

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

Management of Our Fleet

Our New York City based management team, with in excess of 20 years of experience in the shipping industry primarily focused on the sub-Panamax dry bulk sectors, such as Supramax, Handymax and Handysize vessels, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is primarily provided by unaffiliated third party managers, V.Ships, Wilhelmsen Ship Management (formerly Barber Ship Management), and Anglo Eastern International Ltd., which we believe are three of the world's largest providers of independent ship management and related services, and which we refer to as our technical managers. In the third quarter of 2009, we set up our own in-house technical management for a portion of our fleet in order to establish a vessel management bench-mark with our external technical managers. The management of our fleet includes the following functions:

•      Strategic management. We locate, obtain financing and insurance for, purchase and sell, vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. Our unaffiliated technical managers or our in-house technical manager performs day-to-day operations and maintenance of our vessels.

Our Competitive Strengths and our Business Strategy

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

•
A fleet of Supramax dry bulk vessels. We specialize in the Supramax class of the Handymax sector of the dry bulk industry. Our operating fleet of 27 vessels at December 31, 2009 and contracts for the construction of 20 newbuilding vessels makes us one of the world's largest fleets of vessels in the sector. We view Handymax vessels, especially the Supramax class of vessels, as a highly attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

- reduced volatility in charter rates;
- increased operating flexibility;
- ability to access more ports;
- ability to carry a more diverse range of cargoes; and
- broader customer base.

•
A modern, high quality fleet. The 27 Handymax vessels in our operating fleet at December 31, 2009 had an average age of approximately six years compared to an average age for the world Handymax dry bulk fleet of over 15 years. As of December 31, 2009, we have taken delivery of seven Supramax newbuilding vessels and we are also constructing another 20 Supramax vessels. We also hold options for the construction of an additional 8 Supramax vessels which if exercised would deliver between 2010 and 2012. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese and Chinese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., and Oshima Shipbuilding Co., Ltd. The vessels under construction are being built at premier shipyards in Japan, IHI Marine United, and China, Yangzhou Dayang Shipbuilding Co. Ltd.

•
A fleet of sister and similar ships allows us to maintain low cost, highly efficient operations. Our current operating fleet of 27 vessels includes 8 identical sister ships built at the Mitsui shipyard based upon the same design specifications, two sets of 2 identical sister ships built at Dayang shipyard, 3 identical sister ships built at IHI Marine United shipyard, and 3 similar ships built at the Oshima shipyard that use many of the same parts and equipment. Our newbuilding fleet of 20 vessels to be constructed includes three sets of sister vessels - two 56,000 dwt sister ships from IHI Marine United, three 53,100 dwt sister ships and fifteen 58,000 dwt sister ships from Yangzhou Dayang Shipbuilding Co. Ltd. Operating sister and similar ships provides us with operational and scheduling flexibility, efficiencies in employee training and lower inventory and maintenance expenses. We believe that this should allow us both to increase revenue and lower operating costs. We intend to actively monitor and control vessel operating expenses while maintaining the high quality of our fleet through regular inspection and maintenance programs. We also intend to take advantage of savings that result from the economies of scale that the third party technical managers provide us through access to bulk purchasing of supplies, quality crew members and a global service network of engineers, naval architects and port captains.

•
A medium-to long-term fixed-rate time charter program. We have entered into time charter employment contracts for all the vessels in our operating fleet and a substantial portion of our newbuilding fleet and these charters provide for fixed semi-monthly payments in advance. A significant proportion of our charters on the vessels in our operating fleet range in length from one to three years, and a few of the newly constructed vessels are on long term charters with an average duration of eight years. A few of our vessels in the operating fleet are on charters whose revenues are linked to the Baltic Supramax index and have durations of one-year or less. These index linked charters provide us with the revenue upside as the market improves. Furthermore, we expect that 21 of the 27 newbuilding vessels which have been delivered or to be constructed and delivered are scheduled to enter into charters averaging approximately six years duration as of December 31, 2009. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index linked charters. Our use of time charters also mitigates in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year and weaker in the second and third quarters. Our time charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

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

Our Fleet

Our operating fleet consists of 27 vessels, which includes 7 newly constructed vessels. We are also constructing an additional 20 vessels under our newbuilding program. The following table presents certain information concerning our fleet as of December 31, 2009:

No. of Vessels	Dwt	Vessel Type	Delivery	Employment

Vessels in Operation
27 Vessels	1,412,535	24 Supramax		Time Charter

		3 Handymax		Time Charter

Vessels to be delivered
3 Vessels	159,300	53,100 dwt series Supramax	2010	2 Vessels on Time Charter and 1 Vessel Charter Free

2 Vessels	112,000	56,000 dwt series Supramax	2010	2 Vessels on Time Charter

15 Vessels	870,000	58,000 dwt series Supramax	2010-2011	15 Vessels on Time Charter

All vessels in our fleet are fitted with cargo cranes and cargo grabs that permit them to load and unload cargo in ports that do not have cargo handling infrastructure in place. All of our vessels are flagged in the Marshall Islands. We own each of our vessels through a separate wholly owned Republic of Marshall Islands subsidiary.

Operating Fleet:

Our operating fleet consists of 27 vessels and these vessels are all employed on time charters. The following table represents certain information about the Company's operating fleet:

Vessel	Year Built	Dwt	Time Charter Employment (expiry range)(1)

Bittern	2009	57,809	December 2018 to April 2019

Canary	2009	57,809	December 2018 to April 2019

Cardinal	2004	55,362	September 2010 to November 2010

Condor	2001	50,296	July 2010 to October 2010

Crested Eagle	2009	55,989	January 2011 to April 2011

Crowned Eagle	2008	55,940	March 2010 to May 2010

Falcon	2001	51,268	April 2010 to June 2010

Goldeneye	2002	52,421	May 2010 to July 2010

Griffon	1995	46,635	February 2010 to May 2010

Harrier	2001	50,296	April 2010 to August 2010

Hawk I	2001	50,296	May 2010 to August 2010

Heron	2001	52,827	January 2011 to May 2011

Jaeger	2004	52,248	April 2010 to July 2010

Kestrel I	2004	50,326	March 2010 to July 2010

Kite	1997	47,195	November 2010 to January 2011

Kittiwake	2002	53,146	August 2010 to October 2010

Merlin	2001	50,296	December 2010 to March 2011

Osprey I	2002	50,206	March 2010 to May 2010

Peregrine	2001	50,913	Jan 2011 to Mar 2011

Redwing	2007	53,411	August 2010 to October 2010

Shrike	2003	53,343	May 2010 to August 2010

Skua	2003	53,350	September 2010 to November 2010

Sparrow	2000	48,225	February 2010 to May 2010

Stellar Eagle	2009	55,989	February 2010 to May 2010

Tern	2003	50,200	June 2010 to August 2010

Woodstar	2008	53,390	December 2018 to April 2019

Wren	2008	53,349	December 2018 to April 2019

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the conclusion of the charter.

Newbuilding Acquisitions

We hold contracts for the construction of a fleet of Supramax vessels in Japan and China which have begun delivering into our operating fleet. The newbuilding program in Japan consists of a total of five vessels, of which three vessels have been constructed and delivered. The CROWNED EAGLE, CRESTED EAGLE and STELLAR EAGLE, delivered in November 2008, January 2009 and March 2009, respectively. The remaining two vessels, GOLDEN EAGLE and IMPERIAL EAGLE were delivered in January and February 2010, respectively.

During the third quarter of 2007, we acquired the rights to 26 Supramax newbuilding vessels from Kyrini Shipping Inc., an unrelated privately held Greek shipping company. Five of these Supramax vessels are of the 53,000 dwt category, while the remaining 21 are of the 58,000 dwt category. Of these 26 vessels, 21 vessels are secured by long-term charters for periods up to 2018.  We also received options for 9 additional 58,000 dwt Supramax newbuilding vessels from the shipyard in China. In December 2007, we exercised four of the nine options, and the options for the remaining five vessels lapsed. In December 2008, we amended our newbuilding program with the shipyard and converted the firm contracts on eight unchartered vessels into options. Furthermore, the delivery of one of the unchartered vessels was delayed from September 2009 to November 2010.

As of December 31, 2009, we have taken delivery of four vessels from the shipyard in China. The WREN delivered in June 2008, the WOODSTAR in October 2008, the BITTERN in October 2009, and CANARY in December 2009. In January and February 2010, we took delivery of four vessels from the Chinese shipyard, CRANE, EGRET BULKER, THRASHER, and AVOCET.

The following table represents certain information about the Company's newbuilding fleet, at December 31, 2009:

Vessel	Dwt	Year Built – Actual or Expected Delivery (1)	Time Charter Employment (2)
Thrasher (3)	53,100	2010Q1	Dec 2018/Apr 2019
Crane (3)	58,000	2010Q1	Dec 2018/Apr 2019

Egret Bulker (3,4)	58,000	2010Q1	Oct 2012/Feb 2013
Golden Eagle (3)	56,000	2010Q1	Dec 2010/Mar 2011
Avocet (3)	53,100	2010Q1	Dec 2018/May 2019
Imperial Eagle (3)	56,000	2010Q1	Jan 2011/Mar 2011
Gannet Bulker (4)	58,000	2010Q2	Jan 2013/ May 2013
Grebe Bulker (4)	58,000	2010Q2	Jan 2013/May 2013
Ibis Bulker (4)	58,000	2010Q2	Mar 2013/Jul 2013
Jay	58,000	2010Q3	Dec 2018/Apr 2019
Kingfisher	58,000	2010Q3	Dec 2018/Apr 2019
Martin	58,000	2010Q3	Feb 2017/Feb 2018
Thrush	53,100	2010Q4	Charter Free
Nighthawk	58,000	2011Q1	Sep 2017/Sep 2018
Oriole	58,000	2011Q3	Jan 2018/Jan 2019
Owl	58,000	2011Q3	Feb 2018/Feb 2019
Petrel (4)	58,000	2011Q4	Jun 2014/Oct 2014
Puffin (4)	58,000	2011Q4	Jul 2014/Nov 2014
Roadrunner (4)	58,000	2011Q4	Aug 2014/Dec 2014
Sandpiper (4)	58,000	2011Q4	Sep 2014/Jan 2015

CONVERTED INTO OPTIONS
Snipe	58,000	2012Q1	Charter Free
Swift	58,000	2012Q1	Charter Free
Raptor	58,000	2012Q2	Charter Free
Saker	58,000	2012Q2	Charter Free
Besra (5)	58,000	2011Q4	Charter Free
Cernicalo (5)	58,000	2011Q1	Charter Free
Fulmar (5)	58,000	2011Q3	Charter Free
Goshawk (5)	58,000	2011Q4	Charter Free

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon conclusion of the charter.
(3)	The THRASHER, CRANE, AVOCET, EGRET BULKER, GOLDEN EAGLE and IMPERIAL EAGLE delivered in the first quarter of 2010.
(4)	The charterer has an option to extend the charter by one or two periods of 11 to 13 months each.
(5)	Options for construction declared on December 27, 2007. Firm contracts converted back to options in December 2008.

Nature of Business

Our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium- to long-term time charters. A significant proportion of the time charters on our operating fleet range in length from one to three years.  During 2009, we have also entered into charters whose revenues are linked to the Baltic Supramax index and have durations of one-year or less. Similarly, we expect that 21 of the 27 newbuilding vessels recently delivered or under construction are scheduled to enter into time charters averaging approximately six years duration as of December 31, 2009. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

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

Our vessels operate worldwide within the trading limits imposed by our insurance terms and do not operate in areas where United States and or United Nations sanctions have been imposed.

Our Customers

Our customers include international companies such as BHP, Bunge S.A., Clipper Bulk, Cosco Bulk Carriers Co.,Ltd., Eitzen Bulk AS, Hanjin, Hyundai Merchant Marine Co., Ltd., Lauritzen Bulkers AS, Korea Line, Ltd., Oldendorff Carriers GmbH & Co.KG, Pacific Basin, San Juan Navigation Corp., Western Bulk Carriers ASA. Our assessment of a charterer's financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential charterers based on our management's experience in the shipping industry combined with the additional input of two independent credit risk consultants. In 2009, four customers individually accounted for more than 10% of our time charter revenue.

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

We currently have 32 shore based personnel in our principal executive office and 21 personnel on-site at the shipyards supervising our newbuilding program.

Commercial and Strategic Management

We perform all of the commercial and strategic management of our fleet that includes obtaining employment for our vessels and maintaining our relationships with our charterers. We believe that because our management team has an average of 20 years experience in operating Handymax and Handysize dry bulk vessels, we have access to a broad range of charterers and can employ the fleet efficiently in any market and achieve high utilization rates.

In accordance with our strategy, we have entered into time charters for all 27 of our vessels currently in the operating fleet and 19 of the 20 vessels under construction. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve higher utilization rates than if our vessels were employed on the shorter term voyage charters or on the spot market.

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

•
Supervising our third party technical managers. We regularly monitor the expenditures, crewing, and maintenance of our vessels by our technical managers, V.Ships, and Wilhemsen Ship Management, and Anglo Eastern International Ltd. In 2009, we set up our own in-house technical management capability in order to establish a vessel management bench-mark with our external technical managers. Our management team has direct experience with vessel operations, repairs, drydockings and vessel construction.

Technical Management

The technical management of our fleet is provided by our unaffiliated third party technical managers, V.Ships, Wilhelmsen Ship Management and Anglo Eastern International Ltd., that we believe are three of the world's largest providers of independent ship management and related services. We have also set up our own in-house technical management capability in order to establish a vessel management bench-mark with our external technical managers. We review the performance of our managers on an annual basis and may add or change technical managers.

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

We currently crew our vessels primarily with officers and seamen from Ukraine and Romania who are supplied by our managers. As of December 31, 2009, we employed a total of 568 officers and seamen on the 27 vessels in our operating fleet. Each technical manager handles each seaman's training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with international regulations and shipping conventions. Additionally, our seafaring employees perform most commissioning work and assist in supervising work at shipyards and drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. No international collective bargaining agreements to which we are a party are set to expire within two years.

We pay our unaffiliated technical managers a monthly fee per vessel plus actual costs incurred by our vessels. These monthly fees averaged $9, 233 per vessel in 2009, $9,041 per vessel in 2008, and $8,906 per vessel in 2007.

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

International Maritime Organization

The International Maritime Organization ("IMO"), the United Nations agency for maritime safety and the prevention of pollution by ships, or the IMO, has adopted the International Convention for the Prevention of Marine Pollution, 1973, as modified by the related Protocol of 1978 relating thereto, which has been updated through various amendments, or the MARPOL Convention. The MARPOL Convention establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. The IMO adopted regulations that set forth pollution prevention requirements applicable to dry bulk carriers. These regulations have been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.

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

Safety Management System Requirements

The operation of our vessels is also affected by the requirements set forth in the IMO's International Convention for the Safety of Life at Sea, or SOLAS and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships. The IMO periodically revises the SOLAS and LL Convention standards. We believe that all our vessels are in material compliance with SOLAS and LL Convention standards.

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

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel's management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. Our appointed ship managers have obtained documents of compliance for their offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. The document of compliance, or the DOC, and ship management certificate, or the SMC, are renewed every five years but the DOC is subject to audit verification annually and the SMC at least every 2.5 years.

Pollution Control and Liability Requirements

IMO has negotiated international conventions that impose liability for oil pollution in international waters and the territorial waters of the signatory to such conventions. For example, IMO adopted an International Convention for the Control and Management of Ships' Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with mandatory concentration limits. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping. To date there has not been sufficient adoption of this standard for it to take force.

Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended in 2000, or the CLC. Under this convention and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel's registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain defenses.  The limits on liability outlined in the 1992 Protocol use the International Monetary Fund currency unit of Special Drawing Rights, or SDR. Under an amendment to the 1992 Protocol that became effective on November 1, 2003, for vessels between 5,000 and 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability is limited to approximately $6.69 million (4.51 million SDR) plus $937 (631 SDR) for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability is limited to $133.24 million (89.77 million SDR).  As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates of 0.673737 SDR per U.S. dollar on February 23, 2009. The right to limit liability is forfeited under the CLC where the spill is caused by the ship owner's actual fault and under the 1992 Protocol where the spill is caused by the ship owner's intentional or reckless conduct. Vessels trading with states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the CLC has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that of the convention. We believe that our protection and indemnity insurance will cover the liability under the plan adopted by the IMO.

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

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention, which became effective on November 21, 2008, requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended).  With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship's bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

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

Compliance Enforcement

The flag state, as defined by the United Nations Convention on Law of the Sea, has overall responsibility for the implementation and enforcement of international maritime regulations for all ships granted the right to fly its flag. The "Shipping Industry Guidelines on Flag State Performance" evaluates flag states based on factors such as sufficiency of infrastructure, ratification of international maritime treaties, implementation and enforcement of international maritime regulations, supervision of surveys, casualty investigations and participation at IMO meetings. Our vessels are flagged in the Marshall Islands. Marshall Islands-flagged vessels have historically received a good assessment in the shipping industry.  We recognize the importance of a credible flag state and do not intend to use flags of convenience or flag states with poor performance indicators.

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

The U.S. Environmental Protection Agency, or EPA, historically exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. waters from CWA permitting requirements. However, on March 31, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in the EPA's regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008, and directed the EPA to develop a system for regulating all discharges from vessels by that date. The District Court's decision was affirmed by the Ninth Circuit Court of Appeals on July 23, 2008. The Ninth Circuit's ruling meant that owners and operators of vessels traveling in U.S. waters would soon be required to comply with the CWA permitting program to be developed by the EPA or face penalties.

In response to the invalidation and removal of the EPA's vessel exemption by the Ninth Circuit, the EPA has enacted rules governing the regulation of ballast water discharges and other discharges incidental to the normal operation of vessels within U.S. waters. Under the new rules, which took effect February 6, 2009, commercial vessels 79 feet in length or longer (other than commercial fishing vessels), or Regulated Vessels, are required to obtain a CWA permit regulating and authorizing such normal discharges. This permit, which the EPA has designated as the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels, or VGP, incorporates the current U.S. Coast Guard requirements for ballast water management as well as supplemental ballast water requirements, and includes limits applicable to 26 specific discharge streams, such as deck runoff, bilge water and gray water.

For each discharge type, among other things, the VGP establishes effluent limits pertaining to the constituents found in the effluent, including best management practices, or BMPs, designed to decrease the amount of constituents entering the waste stream. Unlike land-based discharges, which are deemed acceptable by meeting certain EPA-imposed numerical effluent limits, each of the 26 VGP discharge limits is deemed to be met when a Regulated Vessel carries out the BMPs pertinent to that specific discharge stream. The VGP imposes additional requirements on certain Regulated Vessel types that emit discharges unique to those vessels. Administrative provisions, such as inspection, monitoring, recordkeeping and reporting requirements are also included for all Regulated Vessels.

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

As referenced above, the amended Annex VI to the IMO's MARPOL Convention, which addresses air pollution from ships, was ratified by the United States on October 9, 2008 and entered into force domestically on January 8, 2009. The EPA and the state of California, however, have each proposed more stringent regulations of air emissions from ocean-going vessels. On July 24, 2008, the California Air Resources Board of the State of California, or CARB, approved clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline whose itineraries call for them to enter any California ports, terminal facilities, or internal or estuarine waters. The new CARB regulations require such vessels to use low sulfur marine fuels rather than bunker fuel. By July 1, 2009, such vessels are required to switch either to marine gas oil with a sulfur content of no more than 1.5% or marine diesel oil with a sulfur content of no more than 0.5%. By 2012, only marine gas oil and marine diesel oil fuels with 0.1% sulfur will be allowed. CARB unilaterally approved the new regulations in spite of legal defeats at both the district and appellate court levels, but more legal challenges are expected to follow. If CARB prevails and the new regulations go into effect as scheduled on July 1, 2009, in the event our vessels were to travel within such waters, these new regulations would require significant expenditures on low-sulfur fuel and would increase our operating costs. Finally, although the more stringent CARB regime was technically superseded when the United States ratified and implemented the amended Annex VI, the possible declaration of various U.S. coastal waters as Emissions Control Areas may in turn bring U.S. emissions standards into line with the new CARB regulations, which would cause us to incur further costs.

The U.S. National Invasive Species Act, or NISA, was enacted in 1996 in response to growing reports of harmful organisms being released into U.S. ports through ballast water taken on by ships in foreign ports. NISA established a ballast water management program for ships entering U.S. waters. Under NISA, mid-ocean ballast water exchange is voluntary, except for ships heading to the Great Lakes or Hudson Bay, or vessels engaged in the foreign export of Alaskan North Slope crude oil. However, NISA's reporting and record-keeping requirements are mandatory for vessels bound for any port in the United States. Although ballast water exchange is the primary means of compliance with the act's guidelines, compliance can also be achieved through the retention of ballast water on board the ship, or the use of environmentally sound alternative ballast water management methods approved by the U.S. Coast Guard. If the mid-ocean ballast exchange is made mandatory throughout the United States, or if water treatment requirements or options are instituted, the cost of compliance could increase for ocean carriers. Although we do not believe that the costs of compliance with a mandatory mid-ocean ballast exchange would be material, it is difficult to predict the overall impact of such a requirement on the dry bulk shipping industry. The U.S. House of Representatives has recently passed a bill that amends NISA by prohibiting the discharge of ballast water unless it has been treated with specified methods or acceptable alternatives. Similar bills have been introduced in the U.S. Senate, but we cannot predict which bill, if any, will be enacted into law. In the absence of federal standards, states have enacted legislation or regulations to address invasive species through ballast water and hull cleaning management and permitting requirements. For instance, the state of California has recently enacted legislation extending its ballast water management program to regulate the management of "hull fouling" organisms attached to vessels and adopted regulations limiting the number of organisms in ballast water discharges. In addition, in November 2008 the Sixth Circuit affirmed a District Court's dismissal of challenges to the state of Michigan's ballast water management legislation mandating the use of various techniques for ballast water treatment. Other states may proceed with the enactment of similar requirements that could increase the costs of operating in state waters.

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act or comparable state, local or foreign requirements. In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may still be held liable for cleanup costs under applicable laws.

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

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security. The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or the ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel's flag state. Among the various requirements are:

•
on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship's identity, position, course, speed and navigational status;

•	on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;

•	the development of vessel security plans;

•	ship identification number to be permanently marked on a vessel's hull;

•
a continuous synopsis record kept onboard showing a vessel's history including the name of the ship and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship's identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•	compliance with flag state security certification requirements.

The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels that have on board, as of July 1, 2004, a valid International Ship Security Certificate attesting to the vessel's compliance with SOLAS security requirements and the ISPS Code. Our managers intend to implement the various security measures addressed by MTSA, SOLAS and the ISPS Code, and we intend that our fleet will comply with applicable security requirements. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Inspection by Classification Societies

Every oceangoing vessel must be "classed" by a classification society. The classification society certifies that the vessel is "in class," signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

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

•
Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship's hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one-year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel's hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. At an owner's application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

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

Since the current dry bulk charter rates have fallen below their significant highs that existed at or around the time the Company obtained charterers' default insurance with respect to certain of its charters, the Company may determine to reduce or let lapse its charterers' default insurances currently in place. The company will review policy renewals as and when market conditions warrant.

Hull & Machinery and War Risks Insurance

We maintain marine hull and machinery, war risks insurances, and loss of hire insurance, which cover the risk of actual or constructive total loss for all of our vessels. Our vessels are each covered up to at least their fair market value with a deductible of $75,000 per vessel per incident.

Protection and Indemnity Insurance

Protection and indemnity insurance is provided by mutual protection and indemnity associations, or P&I Associations, which insure our third party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses resulting from the injury, illness or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal. [Protection and indemnity insurance is a form of mutual indemnity insurance, extended by protection and indemnity mutual associations, or "clubs."] Subject to the "capping" discussed below, our coverage, except for pollution, is unlimited.

Our current protection and indemnity insurance coverage for pollution is $1 billion per vessel per incident. The 13 P&I Associations that comprise the International Group insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. As a member of P&I Associations, which are members of the International Group, an advance call is paid to reflect the associations' contribution to the International Group pool, taking into account the historical record of that association within the pool, the premium income of that association as a percentage of the total premium income of all associations in the pool, the aggregate cost of all pool claims and the cost to the International Group of putting the reinsurance program into place. We may also be subject to additional or unbudgeted calls payable to an association should it be deemed that such measures are necessary to maintain adequate levels of capitalization or "free reserves".

Competition

We compete with a large number of international dry bulk fleets. The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 7,312 dry bulk carriers aggregating approximately 459 million dwt, and the ownership of the world dry bulk fleet remains very fragmented with no single owner accounting for more than 6% of any one sector. We primarily compete with other owners of dry bulk vessels in the Handymax class that are mainly privately owned fleets.

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

United States Federal Income Tax Considerations

In the opinion of Seward & Kissel LLP, our United States counsel, the following are the material United States federal income tax consequences to us of our activities and to United States Holders and to Non-United States Holders of our common stock. The following discussion of United States federal income tax matters is based on the Internal Revenue Code of 1986, as amended, or the Code, judicial decisions, administrative pronouncements, and existing and proposed regulations issued by the United States Department of the Treasury, all of which are subject to change, possibly with retroactive effect. In addition, the discussion below is based, in part, on the description of our business as described in ''Business'' in this annual report and assumes that we conduct our business as described in that section.

We have made, or will make, special United States federal income tax elections in respect of each of our ship owning or operating subsidiaries that is potentially subject to tax as a result of deriving income attributable to the transportation of cargoes to or from the United States. The effect of the special U.S. tax elections is to ignore or disregard the subsidiaries for which elections have been made as separate taxable entities and to treat them as part of their parent, the ''Company.'' Therefore, for purposes of the following discussion, the Company, and not the subsidiaries subject to this special election, will be treated as the owner and operator of the vessels and as receiving the income therefrom.

United StatesFederal Income Taxation of Our Company

Taxation of Operating Income: In General

The Company currently earns, and we anticipate that the Company will continue to earn, substantially all its income from the hiring or leasing of vessels for use on a time or voyage charter basis or from the performance of services directly related to those uses, all of which we refer to as ''shipping income.''

Unless exempt from United States federal income taxation under the rules of Section 883 of the Code, or Section 883, as discussed below, a foreign corporation such as ourselves will be subject to United States federal income taxation on its ''shipping income'' that is treated as derived from sources within the United States, to which we refer as ''United States source shipping income.'' For tax purposes, ''United States source shipping income'' includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

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

Unless exempt from tax under Section 883, the Company's gross United States source shipping income would be subject to a 4% tax imposed without allowance for deductions as described below.

Exemption of Operating Income from United States Federal Income Taxation

Under Section 883 and the regulations thereunder, a foreign corporation will be exempt from United States federal income taxation on its United States source shipping income if:

(1)
it is organized in a qualified foreign country, which is one that grants an ''equivalent exemption'' from tax to corporations organized in the United States in respect of each category of shipping income for which exemption is being claimed under Section 883 and to which we refer as the ''Country of Organization Test''; and

(2)	one of the following tests is met:

(A)
more than 50% of the value of its shares is beneficially owned, directly or indirectly, by qualified shareholders, which as defined includes individuals who are ''residents'' of a qualified foreign country, to which we refer as the ''50% Ownership Test'';

(B)	its shares are ''primarily and regularly traded on an established securities market'' in a qualified foreign country or in the United States, to which we refer as the ''Publicly-Traded Test"; or

(C)	it is a ''controlled foreign corporation'' and satisfies an ownership test, to which, collectively, we refer as the ''CFC Test.''

The Republic of the Marshall Islands, the jurisdiction where the Company is incorporated, has been officially recognized by the IRS as a qualified foreign country that grants the requisite ''equivalent exemption'' from tax in respect of each category of shipping income the Company earns and currently expects to earn in the future. Therefore, the Company will be exempt from United States federal income taxation with respect to its United States source shipping income if it satisfies any one of the 50% Ownership Test, the Publicly-Traded Test, or the CFC Test.

We believe that we currently satisfy the Publicly-Traded Test, as discussed in more detail below. The Company does not currently anticipate a circumstance under which it would be able to satisfy the 50% Ownership Test or the CFC Test.

Publicly-Traded Test

The regulations under Section 883 provide, in pertinent part, that shares of a foreign corporation will be considered to be ''primarily traded'' on an established securities market in a country if the number of shares of each class of shares that are traded during any taxable year on all established securities markets in that country exceeds the number of shares in each such class that are traded during that year on established securities markets in any other single country. The Company's common stock, which is its sole class of issued and outstanding shares, are ''primarily traded'' on the Nasdaq Global Select Market.

Under the regulations, the Company's common stock will be considered to be ''regularly traded'' on an established securities market if one or more classes of its shares representing more than 50% of its outstanding shares, by both total combined voting power of all classes of shares entitled to vote and total value, are listed on such market, to which we refer as the ''listing threshold.'' Since our common stock, which is our sole class of issued and outstanding shares, is listed on the Nasdaq Global Select Market, we believe that we satisfy the listing threshold.

It is further required that with respect to each class of shares relied upon to meet the listing threshold, (i) such class of shares is traded on the market, other than in minimal quantities, on at least 60 days during the taxable year or one-sixth of the days in a short taxable year; and (ii) the aggregate number of shares of such class of shares traded on such market during the taxable year is at least 10% of the average number of shares of such class of shares outstanding during such year or as appropriately adjusted in the case of a short taxable year. We believe the Company will satisfy the trading frequency and trading volume tests. Even if this were not the case, the regulations provide that the trading frequency and trading volume tests will be deemed satisfied if, as is the case with the Company's common stock, such class of shares is traded on an established market in the United States and such shares are regularly quoted by dealers making a market in such shares.

Notwithstanding the foregoing, the regulations provide, in pertinent part, that a class of shares will not be considered to be ''regularly traded'' on an established securities market for any taxable year in which 50% or more of the vote and value of the outstanding shares of such class are owned, actually or constructively under specified share attribution rules, on more than half the days during the taxable year by persons who each own 5% or more of the vote and value of such class of outstanding shares, to which we refer as the ''5 Percent Override Rule.''

For purposes of being able to determine the persons who actually or constructively own 5% or more of the vote and value of the Company's common stock, or ''5% Shareholders,'' the regulations permit the Company to rely on those persons that are identified on Schedule 13G and Schedule 13D filings with the Commission, as owning 5% or more of the Company's common stock. The regulations further provide that an investment company which is registered under the Investment Company Act of 1940, as amended, will not be treated as a 5% Shareholder for such purposes.

In the event the 5 Percent Override Rule is triggered, the regulations provide that the 5 Percent Override Rule will nevertheless not apply if the Company can establish that within the group of 5% Shareholders, there are sufficient qualified shareholders for purposes of Section 883 to preclude non-qualified shareholders in such group from owning 50% or more of the Company's common stock for more than half the number of days during the taxable year, which we refer to as the ''5 Percent Override Exception.''

The Company does not believe that it is currently subject to the 5 Percent Override Rule. Therefore, the Company believes that it currently qualifies for the Publicly-Traded Test. However, there is no assurance that the Company will continue to satisfy the Publicly-Traded Test. For example, the Company's shareholders could change in the future, and thus the Company could become subject to the 5 Percent Override Rule.

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $900,000 and $1,400,000 for the years ended December 31, 2009 and 2008, respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

To the extent the Company's United States source shipping income is considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below, any such ''effectively connected'' United States source shipping income, net of applicable deductions, would be subject to United States federal income tax, currently imposed at rates of up to 35%. In addition, the Company may be subject to the 30% ''branch profits'' tax on earnings effectively connected with the conduct of such trade or business, as determined after allowance for certain adjustments, and on certain interest paid or deemed paid attributable to the conduct of the Company's United States trade or business.

The Company's United States source shipping income would be considered ''effectively connected'' with the conduct of a United States trade or business only if:

•	the Company has, or is considered to have, a fixed place of business in the United States involved in the earning of United States source shipping income; and

•
substantially all of the Company's United States source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the United States.

The Company does not intend to have, or permit circumstances that would result in having, any vessel sailing to or from the United States on a regularly scheduled basis. Based on the foregoing and on the expected mode of the Company's shipping operations and other activities, we believe that none of the Company's United States source shipping income will be ''effectively connected'' with the conduct of a United States trade or business.

United StatesTaxation of Gain on Sale of Vessels

If the Company qualifies for exemption from tax under Section 883 in respect of the shipping income derived from the international operation of its vessels, then gain from the sale of any such vessel should likewise be exempt from tax under Section 883. If, however, the Company's shipping income from such vessels does not for whatever reason qualify for exemption under Section 883 and assuming that any decision on a vessel sale is made from and attributable to the United States office of the Company, as we believe likely to be the case as the Company is currently structured, then any gain derived from the sale of any such vessel will be treated as derived from United States sources and subject to United States federal income tax as ''effectively connected'' income (determined under rules different from those discussed above) under the above described net income tax regime.

United StatesFederal Income Taxation of United States Holders

As used herein, the term ''United States Holder'' means a beneficial owner of common stock that is an individual United States citizen or resident, a United States corporation or other United States entity taxable as a corporation, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust.

If a partnership holds our common stock, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. If you are a partner in a partnership holding our common stock, you are encouraged to consult your tax advisor.

Distributions

Subject to the discussion of passive foreign investment companies below, any distributions made by the Company with respect to its common stock to a United States Holder will generally constitute dividends to the extent of the Company's current or accumulated earnings and profits, as determined under United States federal income tax principles. Distributions in excess of such earnings and profits will be treated first as a nontaxable return of capital to the extent of the United States Holder's tax basis in his common stock on a dollar-for-dollar basis and thereafter as capital gain. Because the Company is not a United States corporation, United States Holders that are corporations will not be entitled to claim a dividends received deduction with respect to any distributions they receive from us. Dividends paid with respect to the Company's common stock will generally be treated as ''passive category income'' for purposes of computing allowable foreign tax credits for United States foreign tax credit purposes.

Dividends paid on the Company's common stock to a United States Holder who is an individual, trust or estate (a ''United States Non-Corporate Holder'') will generally be treated as ''qualified dividend income'' that is taxable to such United States Non-Corporate Holder at preferential tax rates (through 2010) provided that (1) the common stock is readily tradable on an established securities market in the United States (such as the Nasdaq Global Select Market on which the Company's common stock is traded); (2) the Company is not a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year (which we do not believe we have been, are or will be); (3) the United States Non-Corporate Holder has owned the common stock for more than 60 days in the 121-day period beginning 60 days before the date on which the common stock becomes ex-dividend; and (4) the United States Non-Corporate Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property.

There is no assurance that any dividends paid on the Company's common stock will be eligible for these preferential rates in the hands of a United States Non-Corporate Holder, although we believe that they will be so eligible. Legislation has been previously introduced in the U.S. Congress which, if enacted in its present form, would preclude our dividends from qualifying for such preferential rates prospectively from the date of enactment. Any dividends out of earnings, and profits the Company pays, which are not eligible for these preferential rates will be taxed as ordinary income to a United States Non-Corporate Holder.

Special rules may apply to any ''extraordinary dividend''—generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder's adjusted basis in a common share—paid by the Company. If the Company pays an ''extraordinary dividend'' on its common stock that is treated as ''qualified dividend income,'' then any loss derived by a United States Non-Corporate Holder from the sale or exchange of such common stock will be treated as long-term capital loss to the extent of such dividend.

Sale, Exchange or Other Disposition of Common Stock

Assuming the Company does not constitute a passive foreign investment company for any taxable year, a United States Holder generally will recognize taxable gain or loss upon a sale, exchange or other disposition of the Company's common stock in an amount equal to the difference between the amount realized by the United States Holder from such sale, exchange or other disposition and the United States Holder's tax basis in such stock. Such gain or loss will be treated as long-term capital gain or loss if the United States Holder's holding period is greater than one year at the time of the sale, exchange or other disposition. Such capital gain or loss will generally be treated as United States source income or loss, as applicable, for United States foreign tax credit purposes. Long-term capital gains of United States Non-Corporate Holders are currently eligible for reduced rates of taxation. A United States Holder's ability to deduct capital losses is subject to certain limitations.

Passive Foreign Investment Company Status and Significant Tax Consequences

Special United States federal income tax rules apply to a United States Holder that holds shares in a foreign corporation classified as a ''passive foreign investment company'' for United States federal income tax purposes. In general, the Company will be treated as a passive foreign investment company with respect to a United States Holder if, for any taxable year in which such holder holds the Company's common stock, either:

•	at least 75% of our gross income for such taxable year consists of passive income (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business); or

•	at least 50% of the average value of our assets during such taxable year produce, or are held for the production of, passive income.

Income earned, or deemed earned, by the Company in connection with the performance of services would not constitute passive income. By contrast, rental income would generally constitute ''passive income'' unless the Company was treated under specific rules as deriving its rental income in the active conduct of a trade or business.

Based on the Company's current operations and future projections, we do not believe that the Company has been or is, nor do we expect the Company to become, a passive foreign investment company with respect to any taxable year. Although there is no legal authority directly on point, our belief is based principally on the position that, for purposes of determining whether the Company is a passive foreign investment company, the gross income it derives from its time chartering and voyage chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that the Company owns and operates in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether the Company is a passive foreign investment company. We believe there is substantial legal authority supporting our position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes.  However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes.  In addition, we have obtained an opinion from our counsel, Seward & Kissel LLP, that, based upon the Company's operations as described herein, its income from time charters and voyage charters should not be treated as passive income for purposes of determining whether it is a passive foreign investment company.  However, in the absence of any legal authority specifically relating to the statutory provisions governing passive foreign investment companies, the IRS or a court could disagree with our position. In addition, although the Company intends to conduct its affairs in a manner to avoid being classified as a passive foreign investment company with respect to any taxable year, we cannot assure you that the nature of its operations will not change in the future.

As discussed more fully below, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat the Company as a ''Qualified Electing Fund,'' which election we refer to as a ''QEF election.'' As an alternative to making a QEF election, a United States Holder should be able to make a ''mark-to-market'' election with respect to the Company's common stock, as discussed below.

Taxation of United States Holders Making a Timely QEF Election

If a United States Holder makes a timely QEF election, which United States Holder we refer to as an ''Electing Holder,'' the Electing Holder must report for United States federal income tax purposes its pro rata share of the Company's ordinary earnings and net capital gain, if any, for each taxable year of the Company for which it is a passive foreign investment company that ends with or within the taxable year of the Electing Holder, regardless of whether or not distributions were received from the Company by the Electing Holder. No portion of any such inclusions of ordinary earnings will be treated as ''qualified dividend income.'' Net capital gain inclusions of United States Non-Corporate Holders would be eligible for preferential capital gains tax rates. The Electing Holder's adjusted tax basis in the common stock will be increased to reflect taxed but undistributed earnings and profits. Distributions of earnings and profits that had been previously taxed will result in a corresponding reduction in the adjusted tax basis in the common stock and will not be taxed again once distributed. An Electing Holder would not, however, be entitled to a deduction for its pro rata share of any losses that the Company incurs with respect to any year. An Electing Holder would generally recognize capital gain or loss on the sale, exchange or other disposition of the Company's common stock. A United States Holder would make a timely QEF election for shares of the Company by filing one copy of IRS Form 8621 with his United States federal income tax return for the first year in which he held such shares when the Company was a passive foreign investment company. If the Company were to be treated as a passive foreign investment company for any taxable year, the Company would provide each United States Holder with all necessary information in order to make the QEF election described above.

Taxation of United States Holders Making a ''Mark-to-Market'' Election

Alternatively, if the Company were to be treated as a passive foreign investment company for any taxable year and, as we anticipate, its shares are treated as "marketable stock", a United States Holder would be allowed to make a ''mark-to-market'' election with respect to the Company's common stock, provided the United States Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury regulations. If that election is made, the United States Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the common stock at the end of the taxable year over such holder's adjusted tax basis in the common stock. The United States Holder would also be permitted an ordinary loss in respect of the excess, if any, of the United States Holder's adjusted tax basis in the common stock over its fair market value at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. A United States Holder's tax basis in his common stock would be adjusted to reflect any such income or loss amount. Gain realized on the sale, exchange or other disposition of the Company's common stock would be treated as ordinary income, and any loss realized on the sale, exchange or other disposition of the common would be treated as ordinary loss to the extent that such loss does not exceed the net mark-to-market gains previously included by the United States Holder. No income inclusions under this election will be treated as "qualified dividend income."

Taxation of United States Holders Not Making a Timely QEF or Mark-to-Market Election

Finally, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder who does not make either a QEF election or a ''mark-to-market'' election for that year, whom we refer to as a ''Non-Electing Holder,'' would be subject to special rules with respect to (1) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on the common stock in a taxable year in excess of 125% of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder's holding period for the common stock), and (2) any gain realized on the sale, exchange or other disposition of the Company's common stock. Under these special rules:

•	the excess distribution or gain would be allocated ratably over the Non-Electing Holder's aggregate holding period for the common stock;

•
the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which the Company was a passive foreign investment company, would be taxed as ordinary income and would not be ''qualified dividend income''; and

•
the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

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

United States Federal Income Taxation of ''Non-United States Holders''

A beneficial owner of common stock (other than a partnership) that is not a United States Holder is referred to herein as a "Non-United States Holder".

If a partnership holds our common stock, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. If you are a partner in a partnership holding our common stock, you are encouraged to consult your tax advisor.

Dividends on Common Stock

Non-United States Holders generally will not be subject to United States federal income tax or withholding tax on dividends received from the Company with respect to its common stock, unless that income is effectively connected with the Non-United States Holder's conduct of a trade or business in the United States. If the Non-United States Holder is entitled to the benefits of a United States income tax treaty with respect to those dividends, that income is taxable only if it is attributable to a permanent establishment maintained by the Non-United States Holder in the United States.

Sale, Exchange or Other Disposition of Common Stock

Non-United States Holders generally will not be subject to United States federal income tax or withholding tax on any gain realized upon the sale, exchange or other disposition of the Company's common stock, unless:

•
the gain is effectively connected with the Non-United States Holder's conduct of a trade or business in the United States (and, if the Non-United States Holder is entitled to the benefits of an income tax treaty with respect to that gain, that gain is attributable to a permanent establishment maintained by the Non-United States Holder in the United States); or

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

Baltic Dry Index (BDI) —The BDI is an index published by the Baltic Exchange which tracks worldwide international shipping prices of various dry bulk cargoes.  The index provides an assessment of the price for moving major raw materials by sea and is composed of 20 key shipping routes.

Baltic Exchange—Based in London, the Baltic Exchange is a market for the trading and settlement of shipping and freight contracts.  The exchange publishes daily freight market prices and maritime shipping cost indices, including: Baltic Dry Index (BDI), Baltic Supramax Index (BSI), Baltic Panamax Index (BPI), Baltic Capesize Index (BCI), Baltic Tanker Dirty Index (BDTI), and Baltic Tanker Clean Index (BCTI).

Baltic Supramax Index (BSI) —The BSI is an index published by the Baltic Exchange which tracks worldwide international shipping prices of various dry bulk cargoes carried specifically by the Supramax class of vessels.

Bareboat Charter—Also known as "demise charter." Contract or hire of a ship under which the shipowner is usually paid a fixed amount of charter hire rate for a certain period of time during which the charterer is responsible for the operating costs and voyage costs of the vessel as well as arranging for crewing.

Bulk Vessels/Carriers—Vessels which are specially designed and built to carry large volumes of cargo in bulk cargo form.

Bunkers—Heavy fuel oil used to power a vessel's engines.

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

Deadweight Ton—"dwt"—A unit of a vessel's capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel's DWT or total deadweight is the total weight the vessel can carry when loaded to a particular load line.

Demise Charter—See bareboat charter.

Draft—Vertical Distance between the waterline and the bottom of the vessel's keel.

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

Hull—The shell or body of a vessel.

International Maritime Organization—"IMO"—A United Nations agency that issues international trade standards for shipping.

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

Industry Specific Risk Factors

Charter hire rates for dry bulk vessels are volatile and have declined significantly since their historic highs and may decrease in the future, which may adversely affect our earnings.

The dry bulk shipping industry is cyclical with attendant volatility in charterhire rates and profitability. The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely, and charterhire rates for dry bulk vessels have declined significantly from historically high levels. Fluctuations in charter rates result from changes in the supply and demand for vessel capacity and changes in the supply and demand for the major commodities carried by water internationally. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

Factors that influence demand for dry bulk vessel capacity include:

•	supply and demand for energy resources, commodities and industrial products;

•	changes in the exploration or production of energy resources, commodities, consumer and industrial products;

•	the location of regional and global exploration, production and manufacturing facilities;

•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the globalization of production and manufacturing;

•	global and regional economic and political conditions, including armed conflicts and terrorist activities; embargoes and strikes;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•	environmental and other regulatory developments;

•	currency exchange rates; and

•	weather.

Factors that influence the supply of vessel capacity include:

•	number of newbuilding deliveries;

•	scrapping of older vessels;

•	vessel casualties; and

•	number of vessels that are out of service.

We anticipate that the future demand for our dry bulk vessels will be dependent upon economic growth in the world's economies, seasonal and regional changes in demand, changes in the capacity of the global dry bulk fleet and the sources and supply of dry bulk cargo to be transported by sea. Given the large number of new dry bulk vessels currently on order with shipyards, the capacity of the global dry bulk carrier fleet seems likely to increase and economic growth may continue to be slow. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

Our ability to recharter our dry bulk vessels upon the expiration or termination of their current time charters and charter new vessels as they are delivered to us, and the charter rates payable under any renewal or replacement charters will depend upon, among other things, the current state of the dry bulk shipping market. If the dry bulk shipping market is in a period of depression when our vessels' charters expire, we may be forced to re-charter them at reduced rates or even possibly at a rate whereby we incur a loss, which may reduce our earnings or make our earnings volatile.

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

The current global economic downturn may continue to negatively impact our business.

In the current global economy, operating businesses have faced and continue to face tightening credit, weakening demand for goods and services, weak international liquidity conditions, and declining markets. Lower demand for dry bulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for dry bulk carriers, creating downward pressure on charter rates and on vessel values.  The current economic downturn has had and may continue to have during 2010 a number of adverse consequences for dry bulk and other shipping sectors, including, among other things:

•	an absence of financing for vessels;

•	a further decrease in the market value of our vessels and no active second-hand market for the sale of vessels;

•	low charter rates;

•	widespread loan covenant defaults; and

•	declaration of bankruptcy by some operators and shipowners as well as charterers.

The occurrence of one or more of these events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

A continued downturn in the dry bulk carrier charter market may have an adverse effect on our revenues, earning and profitability and our ability to comply with our loan covenants.

The Baltic Dry bulk Index, or BDI, has declined significantly since its early 2008, although charter rates recovered somewhat during 2009.  The general decline in the dry bulk charter marker has resulted in lower charter rates for vessels exposed to the spot market and time charters linked to the BDI which also adversely affected negotiated general time charter rates. The decline in charter rates is due to various factors, including the lack of trade financing for purchases of commodities carried by sea, which has resulted in a significant decline in cargo shipments, and the excess supply of iron ore in China, which has resulted in falling iron ore prices and increased stockpiles in Chinese ports.  The decline in charter rates in the dry bulk market also affects the value of our dry bulk vessels, which follows the trends of dry bulk charter rates, and earnings on our charters, and similarly, affects our cash flows, liquidity and compliance with the covenants contained in our loan agreements.

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

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, rate of inflation and balance of payments position. Prior to 1978, the Chinese economy was a planned economy. Since 1978, increasing emphasis has been placed on the utilization of market forces in the development of the Chinese economy. Annual and five year State Plans are adopted by the Chinese government in connection with the development of the economy. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through State Plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a "market economy" and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions, all of which could, adversely affect our business, operating results and financial condition.

The market values of our vessels have declined and may further decrease, which could limit the amount of funds that we can borrow or trigger certain financial covenants under our current or future credit facilities and/or we may incur a loss if we sell vessels following a decline in their market value.

The fair market values of our vessels have generally experienced high volatility and have recently declined significantly.  The market prices for secondhand Handymax and Supramax dry bulk carriers have recently decreased sharply from their historically high levels.  The fair market value of our vessels may continue to fluctuate (i.e., increase and decrease) depending on a number of factors including:

•	prevailing level of charter rates;

•	general economic and market conditions affecting the shipping industry;

•	types and sizes of vessels;

•	supply and demand for vessels;

•	other modes of transportation;

•	cost of newbuildings;

•	governmental or other regulations; and

•	technological advances.

If the fair market value of our vessels declines, we may not be in compliance with certain provisions of our credit facility and we may not be able to refinance our debt or obtain additional financing. If we are not able to comply with the covenants in our credit facility, and are unable to remedy the relevant breach, our lenders could accelerate our debt and foreclose on our fleet. In addition, if we sell one or more of our vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our consolidated financial statements, the sale may be less than the vessel's carrying value on our consolidated financial statements, resulting in a loss and a reduction in earnings. Furthermore, if vessel values fall significantly we may have to record an impairment adjustment in our financial statements which could adversely affect our financial results.

Further declines in charter rates and other market deterioration could cause us to incur impairment charges.

We evaluate the carrying amounts of our vessels to determine if events have occurred that would require an impairment of their carrying amounts. The recoverable amount of vessels is reviewed based on events and changes in circumstances that would indicate that the carrying amount of the assets might not be recovered. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates, earnings from the vessels and discount rates. All of these items have been historically volatile.

We evaluate the recoverable amount as the higher of fair value less costs to sell and value in use. If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired. The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Any impairment charges incurred as a result of declines in charter rates could have a material adverse effect on our business, results of operations, cash flows and financial condition.

An over-supply of dry bulk carrier capacity may lead to reductions in charter hire rates and profitability.

The market supply of dry bulk carriers has been increasing, and the number of dry bulk carriers on order are near historic highs. These newbuildings were delivered in significant numbers starting at the beginning of 2006 and continuing through 2009. As of December 2009, newbuilding orders had been placed for an aggregate of more than 59% of the existing global dry bulk fleet on a deadweight basis, with deliveries expected during the next 24 months.  An over-supply of dry bulk carrier capacity may result in a reduction of charter hire rates. If such a reduction occurs, upon the expiration or termination of our vessels' current charters we may only be able to re-charter our vessels at reduced or unprofitable rates or we may not be able to charter these vessels at all.

World events could affect our results of operations and financial condition.

Terrorist attacks in such as the attacks on the United States in 2001, in London in 2005 and in Mumbai in 2008 and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks in the United States or elsewhere, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. The continuing presence of United States and other armed forces in Iraq and Afghanistan may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia.  During 2008 and 2009, the frequency of piracy incidents has increased significantly, particularly in the Gulf of Aden off the coast of Somalia.  If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as "war risk" zones, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee (JWC) "war and strikes" listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including employing onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Continued disruptions in world financial markets and the resulting governmental action in the United States and in other parts of the world could have a material adverse impact on our results of operations, financial condition and cash flows, and could cause the market price of our common stock to further decline.

The credit markets in the United States continued to contract in 2009 and experienced deleveraging and reduced liquidity, and the United States federal government and state governments have implemented a broad variety of governmental action and/or new regulation of the financial markets and may implement additional regulations in the future. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. The Commission, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies, and may effect changes in law or interpretations of existing laws.

A number of financial institutions experienced serious financial difficulties in 2009. The uncertainty surrounding the future of the credit markets in the United States and the rest of the world has resulted in reduced access to credit worldwide.

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

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter hire rates. To the extent we operate vessels in the spot market, this seasonality may result in quarter-to-quarter volatility in our operating results, which could affect the amount of dividends that we pay to our stockholders from quarter to quarter. The dry bulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. As a result, our revenues from our dry bulk carriers may be weaker during the fiscal quarters ended June 30 and September 30, and, conversely, our revenues from our dry bulk carriers may be stronger in fiscal quarters ended December 31 and March 31. While this seasonality will not affect our operating results as long as our fleet is employed on time charters, if our vessels are employed in the spot market in the future, it could materially affect our operating results.

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

The operation of our vessels are also affected by other government regulation in the form of international conventions, national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the country or countries of their registration. Because such conventions, laws, and regulations are often revised, we cannot predict the ultimate cost of complying with such conventions, laws and regulations or the impact thereof on the resale prices or useful lives of our vessels. Additional conventions, laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which may materially adversely affect our operations. We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates, and financial assurances with respect to our operations.

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

We have procured hull and machinery insurance, protection and indemnity insurance, which includes environmental damage and pollution insurance coverage and war risk insurance for our fleet. We do not maintain, for our vessels, insurance against loss of hire, which covers business interruptions that result from the loss of use of a vessel. We may not be adequately insured against all risks. We may not be able to obtain adequate insurance coverage for our fleet in the future, and we may not be able to obtain certain insurance coverages, including insurance against charter party defaults, that we have obtained in the past on terms that are acceptable to us or at all.. The insurers may not pay particular claims. Our insurance policies may contain deductibles for which we will be responsible and limitations and exclusions which may increase our costs or lower our revenue. Moreover, insurers may default on claims they are required to pay.

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

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a claimant may seek to obtain security for its claim by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay large sums of money to have the arrest or attachment lifted. In addition, in some jurisdictions, such as South Africa, under the "sister ship" theory of liability, a claimant may arrest both the vessel which is subject to the claimant's maritime lien and any "associated" vessel, which is any vessel owned or controlled by the same owner. Claimants could attempt to assert "sister ship" liability against one vessel in our fleet for claims relating to another of our vessels.

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

Commencing with the fourth quarter of 2008, our board of directors determined to suspend the payment of a dividend to our shareholders to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of our board of directors, restrictions contained in our amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, our ability to obtain debt and equity financing on acceptable terms as contemplated by our growth strategy, the terms of our outstanding indebtedness and the ability of our subsidiaries to distribute funds to us. The international dry bulk shipping industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash that is available for the payment of dividends.

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

Under the terms of our credit facility, we will not be permitted to pay dividends if there is a default or a breach of a loan covenant. In addition, we are permitted to pay dividends only in amounts up to our cumulative cash flows which is EBITDA (as defined in our credit agreement) less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydockings. Please see the section of this Annual Report entitled "Credit Facility" for more information relating to restrictions on our ability to pay dividends under the terms of our credit facility.

The Republic of Marshall Islands laws generally prohibits the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares) or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. We may not have sufficient surplus in the future to pay dividends and our subsidiaries may not have sufficient funds or surplus to make distributions to us. We can give no assurance that dividends will be paid at all.

We may have difficulty managing our planned growth properly.

The acquisition and management of the 27 vessels in our operating fleet and the ongoing construction of our newbuilding vessels have imposed, and additional dry bulk vessels that we may acquire in the future will impose, significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. Further, we have recently commenced providing technical management services to certain of our vessels in house, and expect to provide these services to additional vessels in our fleet.  We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing time charters.

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

We cannot assure you that we will be able to borrow amounts under our credit facility and restrictive covenants in our credit facility may impose financial and other restrictions on us

We entered into a senior secured revolving credit facility in July 2005. We used borrowings under the revolving credit facility to refinance a portion of our outstanding indebtedness at the time of our initial public offering in June 2005 and to fund vessel acquisitions. Since then we have amended and enhanced our credit facility periodically to accommodate our newbuilding program of 27 vessels, of which we have taken delivery of 7 vessels, and eight vessel contracts which we have converted into options to build and purchase vessels in the future.  In July, 2008, we entered into an amendment to our $1.6 billion revolving credit facility that, among other things, provided for an additional incremental commitment of up to $200 million under the same terms and conditions as the previously existing facility, subject to satisfaction of certain additional conditions, and amended the applicable margin rate under the facility.  In December 2008, we entered into a further amendment to our credit facility to, among other changes, reduce the required minimum security value of our fleet from 130% to 100%, reduce the requirement minimum net worth requirement from $300 million to $75 million for 2009, subject to annual review thereafter, and amend the applicable interest margin to 1.75% over LIBOR. In August 2009, we entered into a further amendment to our credit facility which among other things reduced the facility to $1.2 billion with a maturity in July 2014, amended the applicable interest margin to 2.5% over LIBOR, and until the Company is in compliance with the original covenants for two consecutive accounting periods, amended the collateral covenants from market values to book values, reduced the EBITDA to interest coverage ratio, and allocated half the net proceeds from any equity issuance to repay debt and reduce the facility, including $48.6 million from our last equity raised which reduce our facility to $1.151 billion.

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

Twenty of the 27 Handymax segment dry bulk vessels in our operating fleet at December 31, 2009, are secondhand vessels. We have entered into contracts for the construction of 27 newbuilding vessels, of which we have taken delivery of 7, and have options to acquire 8 additional vessels. We also may enter into additional newbuilding contracts and purchase additional secondhand vessels in the future. While we have the right to inspect previously owned vessels prior to purchase, such an inspection does not provide us with the same knowledge about their condition that we would have if these vessels had been built for and operated exclusively by us. A secondhand vessel may have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into dry dock, which would reduce our fleet utilization. Furthermore, we usually do not receive the benefit of warranties on secondhand vessels.

We are subject to certain risks with respect to our counterparties on contracts, and failure of such counterparties to meet their obligations could cause us to suffer losses or otherwise adversely affect our business.

We enter into, among other things, charter parties with our customers. Such agreements subject us to counterparty risks. The ability of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime and offshore industries, the overall financial condition of the counterparty, charter rates received for specific types of vessels, and various expenses. Consistent with dry bulk shipping industry practice, we have not independently analyzed the creditworthiness of the charterers.  In addition, in depressed market conditions, our charterers may no longer need a vessel that is currently under charter or may be able to obtain a comparable vessel at lower rates.  As a result, charterers may seek to renegotiate the terms of their existing charter parties or avoid their obligations under those contracts.  Should a counterparty fail to honor its obligations under agreements with us, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend upon a few significant customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.

We derive a significant part of our revenues from a small number of charterers. In 2009, four customers individually accounted for more than 10% of our time charter revenue. The charterers' payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the dry bulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our stockholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our stockholders do not have any recourse against our charterers.

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

Our success depends to a significant extent upon the abilities and efforts of our management team. We have entered into an employment contract with our Chairman and Chief Executive Officer, Sophocles Zoullas. Our success will depend upon our ability to retain key members of our management team and to hire new members as may be necessary. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could have a similar effect. We do not maintain "key man" life insurance on any of our officers.

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

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 27 Handymax dry bulk vessels in our operating fleet as of December 31, 2009 is approximately six years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

Technological innovation could reduce our charterhire income and the value of our vessels.

The charterhire rates and the value and operational life of a vessel are determined by a number of factors including the vessel's efficiency, operational flexibility and physical life.  Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly.  Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits.  The length of a vessel's physical life is related to its original design and construction, its maintenance and the impact of the stress of operations.  If new dry bulk carriers are built that are more efficient or more flexible or have longer physical lives than our vessels, competition from these more technologically advanced vessels could adversely affect the amount of charterhire payments we receive for our vessels once their initial charters expire and the resale value of our vessels could significantly decrease.  As a result, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Based on the current operation of our vessels, if we were subject to this tax, our United States federal income tax liability would be approximately $900,000 and 1,400,000 for the year ended December 31, 2009 and 2008, respectively. Because the operations of our vessels are under the control of third party charterers, we can give no assurance that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

United Statestax authorities could treat us as a "passive foreign investment company," which could have adverse United States federal income tax consequences to United States holders.

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

If the IRS were to find that we are or have been a PFIC for any taxable year, our United States stockholders would face adverse United States tax consequences. Under the PFIC rules, unless those stockholders made an election available under the Code (which election could itself have adverse consequences for such stockholders, as discussed below under "United States Federal Income Taxation of United States Holders"), such stockholders would be liable to pay United States federal income tax upon excess distributions and upon any gain from the disposition of our common stock at the then prevailing income tax rates applicable to ordinary income plus interest as if the excess distribution or gain had been recognized ratably over the stockholder's holding period of our common stock. Please see the section of this Form 10-K entitled "Tax Considerations—United States Federal Income Taxation of United States Holders" for a more comprehensive discussion of the United States federal income tax consequences to United States stockholders if we are treated as a PFIC.

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

LIBOR has recently been volatile, with the spread between LIBOR and the prime lending rate widening significantly at times. These conditions are the result of the recent disruptions in the international credit markets. Because the interest rates borne by our outstanding indebtedness fluctuate with changes in LIBOR, if this volatility were to continue, it would affect the amount of interest payable on our an hedged debt, which in turn, could have an adverse effect on our profitability, earnings and cash flow.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. We intend to issue additional shares of our common stock in the future. Our amended and restated articles of incorporation authorize us to issue 100 million shares of common stock of which 62,126,665 shares were issued and outstanding as of December 31, 2009.

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

Several provisions of our amended and restated articles of incorporation and bylaws could make it difficult for our stockholders to change the composition of our board of directors in any one year, preventing them from changing the composition of management. In addition, the same provisions, as well as our shareholder rights plan, may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions will include:

•	authorizing our board of directors to issue "blank check" preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three year terms;

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

ITEM 4.        RESERVED

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The trading market for shares of our common stock is the Nasdaq Stock Market, on which our shares are quoted under the symbol "EGLE." As of February 25, 2010, the number of stockholders of record of the Company's common stock was approximately 45,873. The following table sets forth the high and low closing prices for shares of our common stock in 2009 and 2008, as reported by the Nasdaq Stock Market:

For the period:	High	Low

January 1, 2009 to March 31, 2009	$8.55	$2.93
April 1, 2009 to June 30, 2009	$9.18	$4.20
July 1, 2009 to September 30, 2009	$6.31	$4.10
October 1, 2009 to December 31, 2009	$6.75	$4.59

January 1, 2008 to March 31, 2008	$28.06	$19.79
April 1, 2008 to June 30, 2008	$36.24	$23.57
July 1, 2008 to September 30, 2008	$30.46	$12.48
October 1, 2008 to December 31, 2008	$14.20	$2.55

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan

Information regarding our equity compensation plan as of December 31, 2009 is disclosed in Note 9, "Stock Incentive Plans" to our consolidated financial statements.

Performance Graph

The following graph illustrates a comparison of the cumulative total shareholder return (change in stock price plus reinvested dividends) of Eagle Bulk Shipping Inc.'s common stock with the Standard and Poor's 500 Index and a peer group "Dry Index" consisting of DryShips, Inc., Diana Shipping Inc., Excel Maritime Carriers Ltd., Navios Maritime Holdings, Inc. and Genco Shipping and Trading Limited. The comparison graph assumes a $100 investment in each of the Company's common stock, the Standard & Poor's 500 Index and the Dry Index peer group on June 28, 2005, the date of the Company's initial public offering.

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

In December 2008, commencing with the fourth quarter of 2008, the Company's board of directors has determined to suspend the payment of a dividend to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. (See Notes to the Consolidated Financial Statements and Management's Discussion & Analysis.)

ITEM 6.        SELECTED FINANCIAL DATA

We were incorporated on March 23, 2005 and our predecessor, Eagle Holdings LLC, was formed on January 26, 2005. The following table sets forth selected financial data for each of the five years in the period ended December 31, 2009. Certain information in the table has been derived from the Company's audited financial statements and notes thereto. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In accordance with standard shipping industry practice, we did not obtain from the sellers historical operating data for the vessels that we acquired, as that data was not material to our decision to purchase the vessels. Accordingly, we have not included any historical financial data relating to the results of operations of our vessels from the period before our acquisition of them. Please see the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Lack of Historical Operating Data for Vessels Before their Acquisition."

(Dollar amounts in thousands except Per Share amounts and Fleet Data)	2009	2008	2007	2006	2005
Income Statement Data
Revenues, net of commissions	$192,574	$185,425	$124,815	$104,648	$56,066
Vessel Expenses	50,161	36,270	27,144	21,562	11,053
Depreciation and Amortization	44,329	33,949	26,436	21,813	10,412
General and Administrative Expenses	32,714	34,567	11,776	18,293	21,401
Gain on Sale of Vessel	—	—	(873)	—	—
Write-off of advances for vessel construction	—	3,883	—	—	—
Total Operating Expenses	127,204	108,669	64,483	61,668	42,866
Interest Expense, Net	28,700	13,033	8,088	9,179	6,547
Write-off of deferred financing costs	3,383	2,090	—	—	—
Net Income	$33,287	$61,633	$52,244	$33,801	$6,653

Share and Per Share Data
Basic Income per share	$0.60	$1.32	$1.24	$0.98	$0.30
Diluted Income per share	0.60	1.31	1.24	0.98	0.30
Weighted Average Shares Outstanding - Diluted	55,923,308	46,888,788	42,195,561	34,543,862	21,968,824
Cash Dividends Declared per share	$—	$2.00	$1.98	$2.08	$0.54

Consolidated Cash Flow Data
Net cash from operating activities	$90,525	$109,536	$82,889	$70,535	$26,616
Net cash used in investing activities	(228,624)	(336,658)	(446,251)	(130,759)	(427,966)
Net cash from financing activities	200,235	83,427	493,989	57,973	425,877

Consolidated Balance Sheet Data	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Current Assets	$84,205	$16,864	$157,454	$27,652	$33,829
Total Assets	1,608, 203	1,362,176	1,136,008	568,791	462,344
Total Liabilities	988,474	890,749	621,037	247,215	146,551
Long-term Debt	900,171	789,601	597,243	239,975	140,000
Stockholders' Equity	619,729	471,427	514,971	321,576	315,793

Other Data
EBITDA (a)	$121, 239	$127,683	$99,418	$82,695	$43,075
Capital Expenditures :
Vessels	$228,530	$336,438	$458,262	$130,759	$427,966
Payments for Drydockings	$4,477	$2,389	$3,625	$2,325	$422
Ratio of Total Debt to Total Capitalization (b)	59.2%	62.6%	53.7%	42.7%	30.7%

Fleet Data
Number of Vessels in operating fleet	27	23	18	16	13
Average Age of Fleet (in dwt weighted years)	6	6	6	6	6
Fleet Ownership Days	9,106	7,229	6,166	5,288	2,531
Fleet Available Days	8,999	7,172	6,073	5,224	2,507
Fleet Operating Days	8,966	7,139	6,039	5,203	2,500
Fleet Utilization Days	99.6%	99.5%	99.4%	99.6%	99.7%

(a)
Our revolving credit facility permits us to pay dividends in amounts up to cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The Company's computation of EBITDA may not be comparable to similar titled measures of other companies. Following an amendment to the revolving credit facility in December 2008, payment of dividend has been suspended until certain covenants requirements have been met and our board of directors determines in its discretion to declare and pay future dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

(b)	Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

	2009	2008	2007	2006	2005
Net Income	$33,287,271	$61,632,809	$52,243,981	$33,801,540	$6,653,400
Interest Expense	28,904,610	15,816,573	12,741,106	10,548,616	7,208,641
Depreciation and Amortization	44,329,258	33,948,840	26,435,646	21,812,486	10,412,227
Amortization of fair value (below) above market of time charter acquired	(2,643,820)	(799,540)	3,740,000	3,462,000	890,500
EBITDA	103,877,319	110,598,682	95,160,733	69,624,642	25,164,768
Adjustments for Exceptional Items:
Write-off of Advances for Vessel Construction (1)	—	3,882,888	—	—	—
Write-off of Financing Fees (1)	3,383,289	2,089,701	—	—
Management and Other Fees to Affiliates (1)					6,175,046
Non-cash Compensation Expense (2)	13,977,974	11,111,885	4,256,777	13,070,473	11,734,812
Credit Agreement EBITDA	$121,238,582	$127,683,156	$99,417,510	$82,695,115	$43,074,626

(1)	One time charge (see Notes to the financial statements)
(2)	Stock based compensation related to stock options, restricted stock units (for 2007: stock-based compensation related to stock options, restricted stock units and management's participation in profits interests in Eagle Ventures LLC see Notes to the financial statements).

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the years ended December 31, 2009, 2008 and 2007. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2009, we owned and operated a modern fleet of 27 Handymax segment dry bulk vessels, 24 of which are of the Supramax class. We also have an on-going Supramax newbuilding program for the construction of 20 newbuilding vessels in Japan and China. The first three of these vessels were delivered to us in 2008 while four vessels were constructed and delivered in 2009. Upon delivery of all newbuilding vessels by end 2011, our total fleet will consist of 47 vessels with a combined carrying capacity of approximately 2.55 million dwt. We also hold options for the construction of an additional eight Supramax vessels at the same shipyard in China.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. The 27 vessels in our operating fleet have a combined carrying capacity of 1,412,535 dwt and an average age of approximately six years, as compared to an average age for the world Handymax dry bulk fleet of over 15 years.

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages (over Panamax and Capesize vessels),

(2)
our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Reliance on the spot market contributes to fluctuations in revenue, cash flow, and net income. On the other hand, time charters provide a shipping company with a predictable level of revenues. We have entered into time charters for many of our vessels which range in length from approximately one to three years, and in the case of many of our newbuilding vessels for periods up to December 2018. We have also entered into one-year charters for a few of our vessels whose revenues are linked to the Baltic Supramax Index. Our time charters provide for fixed semi-monthly payments in advance. We believe this strategy is effective in strong and weak dry bulk markets, giving us security and predictability of cashflows when we look at the volatility of the shipping markets,

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

The following are several significant events that occurred during 2009:

•	In January 2009, we took delivery of a newbuilding vessel, CRESTED EAGLE. This vessel is the second of the series of five vessels being built in Japan.

•	In March 2009, we took delivery of a newbuilding vessel, STELLAR EAGLE. This vessel is the third of the series of five vessels being built in Japan.

•	In May - June 2009, we raised $100 million by issuing shares of our common stock.

•	In August 2009, we amended and reduced our revolving credit facility to $1,200,000,000.

•	In September 2009, we set up our own in-house technical management operation.

•	We took delivery of our third newbuilding vessel from China, BITTERN, in October 2009.

•	We took delivery of our fourth newbuilding vessel from China, CANARY, in December 2009.

The following are several significant events that occurred during 2008:

•	In May 2008, we acquired two Supramax vessels, GOLDENEYE and REDWING, which delivered into our fleet in June 2008 and September 2008, respectively.

•	We took delivery of the first of our newbuilding vessels, WREN in June 2008. This vessel is the first of the series of 22 vessels being built in China under construction contracts.

•	We took delivery of our second newbuilding vessel from China, WOODSTAR, in October 2008.

•	We took delivery of our third newbuilding vessel, CROWNED EAGLE, in November 2008. This vessel is the first of the series of five vessels being built in Japan.

•
In December 2008, we renegotiated our 30 vessel newbuilding program in China by converting firm construction contracts on eight charter free vessels into options. The contract deposits on these vessels were redirected as progress payments towards vessels being constructed for delivery in 2009. We also deferred delivery of a vessel, THRUSH, from September 2009 to November 2010. These changes in the newbuilding program resulted in a reduction of the Company's capital expenditure program by a total of $363 million.

•	In December 2008, we amended and reduced our revolving credit facility to $1,350,000,000.

The following are several significant events that occurred during 2007:

•
In January 2007, we entered into two vessel newbuilding contracts with IHI Marine United Inc., a Japanese shipyard, for the construction of two 56,000 deadweight ton 'Future-56' class Supramax vessels at a contract price in Japanese yen equivalent to $33,500,000 each.

•	In February 2007 we sold our oldest vessel, SHIKRA, and we expanded our fleet from 16 vessels to 18 vessels by acquiring the SHRIKE, SKUA and KITTIWAKE

•	In March 2007, we completed a public offering of 5,813,819 shares of our common stock.

•
In April 2007, we entered into a vessel newbuilding contract with IHI Marine United Inc., for the construction of a 'Future-56' class Supramax vessel at a contract price in Japanese yen equivalent to $33,500,000.

•
In August 2007, we completed the acquisition of the rights to 26 newbuilding vessels and options for the construction of an additional 9 vessels. These vessels will be constructed in China, at the Yangzhou Dayang Shipbuilding Co. Ltd., and delivered into our Company's fleet between 2008 and 2012 for a total cost of approximately $1,100,000,000 and associated capitalized financing and technical supervision costs. On December 27, 2007, the Company exercised four of the nine options. The total contract price for the four additional vessels is $169,200,000. The remaining five options expired on March 31, 2008.

•	On September 21, 2007, we completed a public offering of 5,000,000 shares of our common stock.

•	In October 2007, we amended and increased our revolving credit facility to $1,600,000,000.

We have employed all of our vessels on time charters. The following table represents certain information about the Company's vessel revenue earning charters:

The following table represents certain information about our revenue earning charters on our operating fleet as of December 31, 2009:

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate
Bittern (2)	2009	57,809	Jan 2015 Jan 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with profit share)
Canary (3)	2009	57,809	March 2015 Mar 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with profit share)
Cardinal (4)	2004	55,362	September 2010 to November 2010	$16,250

Condor	2001	50,296	Jul 2010 to Oct 2010	$22,000

Crested Eagle (5)	2009	55,989	January 2011 to April 2011	$11,500 + Index share

Crowned Eagle (6)	2008	55,940	March 2010 to May 2010	$25,000

Falcon	2001	51,268	April 2010 to June 2010	$39,500

Goldeneye (7)	2002	52,421	May 2010 to July 2010	Index

Griffon	1995	46,635	February 2010 to May 2010	$9,500

Harrier	2001	50,296	April 2010 to August 2010	$13,500

Hawk I	2001	50,296	May 2010 to August 2010	$13,000

Heron (8)	2001	52,827	January 2011 to May 2011	$26,375

Jaeger (9)	2004	52,248	April 2010 to July 2010	$26,000

Kestrel I	2004	50,326	March 2010 to July 2010	$11,500

Kite (10)	1997	47,195	November 2010 to January 2011	$17,000

Kittiwake (11)	2002	53,146	August 2010 to October 2010	Index

Merlin (12)	2001	50,296	December 2010 to March 2011	$25,000

Osprey I (13)	2002	50,206	March 2010 to May 2010	$18,000

Peregrine (14)	2001	50,913	January 2010 Jan 2010 to Jan 2011/Mar 2011	$8,500 $10,500 + Index share

Redwing (15)	2007	53,411	August 2010 to October 2010	Index

Shrike	2003	53,343	May 2010 to August 2010	$25,600

Skua (16)	2003	53,350	September 2010 to November 2010	Index

Sparrow (17)	2000	48,225	February 2010 to May 2010	$10,000

Stellar Eagle	2009	55,989	February 2010 to May 2010	$12,000

Tern	2003	50,200	December 2009 to March 2010	$8,500
			Mar 2010 to June2010/Aug 2010	$23,500

Woodstar (18)	2008	53,390	January 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000 (with profit share)

Wren (19)	2008	53,349	Dec 2011 Dec 2011 to Dec 2018/Apr 2019	$24,750 $18,000 (with profit share)

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 6.25%, to third party ship brokers.

(2)
The BITTERN has entered into a long-term charter. The charter rate until Jan 2015 is $18,850 per day. Subsequently, the charter until redelivery in December 2018 to April 2019 will be profit share based. The base charter rate will be $18,000 with a 50% profit share for earned rates over $22,000 per day. Revenue recognition for the base rate from commencement of the charter is based on an average daily base rate of $18,479.

(3)
The CANARY has entered into a long-term charter. The charter rate until March 2015 is $18,850 per day. Subsequently, the charter until redelivery in December 2018 to April 2019 will be profit share based. The base charter rate will be $18,000 with a 50% profit share for earned rates over $22,000 per day. Revenue recognition for the base rate from commencement of the charter is based on an average daily base rate of $18,487.

(4)	Upon conclusion of the previous charter in September 2009, the CARDINAL commenced a new one year charter at $16,250 per day.
(5)
The charterer of the CRESTED EAGLE has exercised an option to extend the charter period by 11 to 13 months from February 2010 at a base time charter rate of $11,500 plus 50% of the difference between the base rate and the BSI time charter average (provided the BSI TC average is greater than the base rate). The profit share to be calculated each month is based on the trailing BSI TC average for the month.

(6)	Upon completion of the previous charter in December 2009, the CROWNED EAGLE commenced a charter for three to five months at $25,000 per day.
(7)
Upon conclusion of the previous time charter, in September 2009, the GOLDENEYE commenced an index based one year charter with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 50 days of the charter the index rate is $15,000 per day.

(8)
The charterer of the HERON has an option to extend the charter period by 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.

(9)	Upon completion of the previous charter in January 2010, the JAEGER commenced a charter for three to five months at $26,000 per day.
(10)	Upon completion of the previous charter in January 2010, the KITE commenced a one year charter at $17,000 per day.
(11)
Upon conclusion of the previous charter, the KITTIWAKE entered into an index based charter for one year with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 45 days of the charter the index rate will be a maximum of $19,000 per day.

(12)	The daily rate for the MERLIN is $27,000 for the first year, $25,000 for the second year and $23,000 for the third year. Revenue recognition is based on an average daily rate of $25,000.
(13)	Upon completion of the previous charter in December 2009, the OSPREY I commenced a charter for four to six months at $18,000 per day.
(14)
The charterer of the PEREGRINE has exercised the option to extend the charter period by 11 to 13 months. The rate for the option period is index based with a minimum daily time charter rate of $10,500 and a profit share which is equal to 50% of the difference between the base rate and the average of the trailing Baltic Supramax Index for each 30 day hire period.

(15)
Upon conclusion of the previous time charter in August 2009, the REDWING commenced an index based one year charter with a minimum rate of $8,500 per day. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period. For the first 45 days of the charter the index rate will be a maximum of $19,000 per day.

(16)
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

(18)
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

(19)
The WREN has entered into a long-term charter. The charter rate until Dec 2011 is $24,750 per day. Subsequently, the charter until redelivery in December 2018 to April 2019 will be profit share based. The base charter rate will be $18,000 with a 50% profit share for earned rates over $22,000 per day. Revenue recognition for the base rate from commencement of the charter is based on an average daily base rate of $20,306.

The following table, as of December 31, 2009, represents certain information about the Company's newbuilding vessels being constructed and their expected employment upon delivery:

Vessel	Dwt	Year Built – Actual or Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Thrasher (4) (5)	53,100	2010Q1	Apr 2016	$18,400	—
			Apr 2016 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Crane (4) (6)	58,000	2010Q1	Apr 2015	$18,850	—
			Apr 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Avocet (4) (7)	53,100	2010Q1	May 2016	$18,400	—
			May 2016 to Dec 2018/May 2019	$18,000	50% over $22,000
Egret Bulker (4)	58,000	2010Q1	Oct 2012 to Feb 2013	$17,650	50% over $20,000
Golden Eagle (4)	56,000	2010Q1	Dec 2010 to Mar 2011	Index	—
Imperial Eagle (4)	56,000	2010Q1	Jan 2011 to Mar 2011	Index	—
Gannet Bulker (8)	58,000	2010Q2	Jan 2013 to May 2013	$17,650	50% over $20,000
Grebe Bulker (8)	58,000	2010Q2	Jan 2013 to May 2013	$17,650	50% over $20,000
Ibis Bulker (8)	58,000	2010Q2	Mar 2013 to Jul 2013	$17,650	50% over $20,000
Jay	58,000	2010Q3	Dec 2015	$18,500	50% over $21,500
			Dec 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher	58,000	2010Q3	Dec 2015	$18,500	50% over $21,500
			Dec 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	2010Q3	Feb 2017 to Feb 2018	$18,400	—
Thrush	53,100	2010Q4	Charter Free	—	—
Nighthawk	58,000	2011Q1	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	2011Q3	Jan 2018 to Jan 2019	$18,400	—
Owl	58,000	2011Q3	Feb 2018 to Feb 2019	$18,400	—
Petrel (8)	58,000	2011Q4	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Puffin (8)	58,000	2011Q4	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (8)	58,000	2011Q4	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (8)	58,000	2011Q4	Sep 2014 to Jan 2015	$17,650	50% over $20,000

CONVERTED INTO OPTIONS
Snipe (10)	58,000	2012Q1	Charter Free	—	—
Swift (10)	58,000	2012Q1	Charter Free	—	—
Raptor (10)	58,000	2012Q2	Charter Free	—	—
Saker (10)	58,000	2012Q2	Charter Free	—	—
Besra (9,10)	58,000	2011Q4	Charter Free	—	—
Cernicalo (9,10)	58,000	2011Q1	Charter Free	—	—
Fulmar (9,10)	58,000	2011Q3	Charter Free	—	—
Goshawk (9,10)	58,000	2011Q4	Charter Free	—	—

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 1.25% to 6.25% to third party ship brokers.
(4)	The THRASHER, CRANE, AVOCET, EGRET BULKER, GOLDEN EAGLE and IMPERIAL EAGLE delivered in the first quarter of 2010.
(5)
The THRASHER has entered into a long-term charter. The charter rate until April 2016 is $18,400 per day. Subsequently, the charter until redelivery in December 2018 to April 2019 will be profit share based. The base charter rate will be $18,000 with a 50% profit share for earned rates over $22,000 per day. Revenue recognition for the base rate from commencement of the charter is based on an average daily base rate of $18,272.

(6)
The CRANE has entered into a long-term charter. The charter rate until April 2015 is $18,850 per day. Subsequently, the charter until redelivery in December 2018 to April 2019 will be profit share based. The base charter rate will be $18,000 with a 50% profit share for earned rates over $22,000 per day. Revenue recognition for the base rate from commencement of the charter is based on an average daily base rate of $18,489.

(7)
The AVOCET has entered into a long-term charter. The charter rate until May 2016 is $18,400 per day. Subsequently, the charter until redelivery in December 2018 to May 2019 will be profit share based. The base charter rate will be $18,000 with a 50% profit share for earned rates over $22,000 per day. Revenue recognition for the base rate from commencement of the charter is based on an average daily base rate of $18,274.

(8)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(9)	Options for construction declared on December 27, 2007.
(10)	Firm contracts converted to options in December 2008.

Market Overview

The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 7,312 dry bulk carriers of over 10,000 dwt aggregating approximately 459 million dwt, and the ownership of the world dry bulk fleet remains very fragmented with no single owner accounting for more than 6% of any one sector. We primarily compete with other owners of dry bulk vessels in the Handymax and Handysize class and Panamax class sectors that are mainly privately owned fleets.

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

Our strategy is to concentrate in one vessel category of the dry bulk segment of the shipping industry – the Handymax sector. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Within the Handymax sector, the industry has migrated to a larger size of vessel class called the Supramax class of dry bulk vessels which range in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. Twenty four of the 27 vessels in our operating fleet as of December 31, 2009 are classified as Supramax vessels. All of the 20 vessels under construction are also Supramax class vessels.

World Drybulk Fleet
DWT (in millions)
180
160
140
120
100
80
60
40
20
-
2,393 vessels
58.9
1,438 vessels
61.1
Eagle's focus
828 vessels
44.8
1,628 vessels
124.6
955 vessels
170.0
Handysize (10,000 to 34,999 DWT)
Handymax (35,000 to 49,000 DWT)
Supramax (50,000 to 59,000 DWT)
Panamax (60,000 to 99,999 DWT)
Capesize (> 100,000 DWT)
Industry Source: Clarksons as of January 2010

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet. As of January 2010, 27% of the world Handymax fleet is 20 years or older. The 27 Handymax vessels in our operating fleet have an average age of approximately 6 years as of December 31, 2009, compared to an average age for the world Handymax dry bulk fleet of over 14.5 years. The Handymax newbuilding orderbook currently stands at 58% of the world Handymax fleet.

Orderbook and Fleet Age
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
27%
58%
23%
43%
15%
82%
Handymax
Panamax
Capesize
% of Fleet > 20 years
Orderbook as a % of Fleet
Industry Source: Clarksons as of January 2010

The Handymax Market

The recovery of the dry bulk industry during 2009 has been largely unexpected. The Baltic Dry Index ended 2009 at 4,107. The index which peaked at 11,623 in June 2008 had plummeted in a space of a few months to a low of 773 during the credit crisis of 2008. The recovery has been fueled by unprecedented global government intervention which in turn has increased confidence in international trade finance prompting a gradual recovery in global trade volumes and demand for dry bulk commodities. Despite this temporary dislocation in demand, the growth of China and India continue to underpin the fundamentals of dry bulk shipping demand. China experienced yet another robust growth year and Indian industrial production also posted another stellar year in 2009.  This growth is reflected in the robust recovery of demand for the most important commodity for dry bulk, iron ore. Global iron ore shipments have crossed the 750 million ton mark and are growing.

However, even as the demand equilibrium is stabilizing, there is considerable uncertainty in the ship supply position. The boom years of 2004-2008 saw an unprecedented growth in newbuilding ordering as the demand surge, led by China, increased global fleet utilization rates to well over 90% each year. Easy credit further helped fuel the orderbook of new vessels.

In 2009, the dry bulk fleet is estimated to have increased from 420 million dwt to 455 million dwt, a substantial increase of 8.25%. The recent large supply increase, however, has been absorbed by the recovery in dry bulk demand, a sharp increase in scrapping which is the result of the 2008 freight rate collapse, and increasing port congestion which is an infrastructure constraint. However, such a large increase in supply is not conducive for a healthy freight rate environment, which has remained fragile.

Industry research indicates estimated dry bulk vessel deliveries for 2010 and 2011 are 76 million dwt and 78m dwt respectively, an unprecedented increase if it all comes to fruition.

The international banking crisis has resulted in a withdrawal of credit which in turn has resulted in a number of order cancellations or deferrals.  As most shipyard and ship owners have elected to keep this information private, the result is an uncertain supply position. Recent reports have indicated cancellations ranging from 15% to 25% of the orderbook which would have the result of increasing supply by 7% to 12% of the dry bulk fleet. Some extreme scenarios have also called for cancellations of up to 65% of the orderbook which while beneficial for dry bulk freight rates, would result in severe consequences for the shipbuilding industry. However, for demand and supply equilibrium to be in balance, global demand has to increase by the same amount in short order.

Despite increasing iron ore shipments, estimates show that world steel production is down 22.9% in 2009 as  Western producers continue to close plants and cut output even as Chinese steel production has increased by 2.4%. This may result in a shift in global trade with increasing shipments of iron ore to China and finished steel products increasingly being shipped out of China. While this may be a long term trend beneficial to absorb the ship supply, in the short term the continuing inequilibrium is likely to result in a low freight rate environment.

In the Capesize sector, about 730 vessels are on order which is equivalent to 90% of existing fleet. Scheduled deliveries are 160 vessels in 2009, 350 vessels in 2010 and about 200 vessels in 2011. The Panamax sector has about 31% of its existing fleet on order with deliveries peaking in 2010. The Handymax sector has about 28% of its existing fleet on order with the bulk of deliveries in 2009 and 2010. However, the existing global Handymax fleet is significantly older with a considerable proportion of the trading fleet 25 years or older. And in a low freight rate environment this sector will see the highest scrapping potential. This would have the benefit of bringing the Handymax fleet into demand equilibrium the fastest among all the dry bulk sectors.

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

Deferred Drydock Cost

There are two methods that are used by the shipping industry to account for drydockings; (a) the deferral method where drydock costs are capitalized when incurred and amortized over the period to the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock expenses. Under the deferral method, drydock expenses are capitalized and amortized on a straight-line basis until the next drydock, which we estimate to be a period of two to three years. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in deferral drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted. We expect that our vessels will be required to be drydocked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. Costs capitalized as part of the drydocking include actual costs incurred at the drydock yard and parts and supplies used.

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

Results of Operations for the years ended December 31, 2009, 2008 and 2007

Factors Affecting Our Results of Operations

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	2009	2008	2007
Ownership Days	9,106	7,229	6,166
Available Days	8,999	7,172	6,073
Operating Days	8,966	7,139	6,039
Fleet Utilization	99.6%	99.5%	99.4%

•
Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. There were sixteen vessels in the fleet at the beginning of 2007. During 2007, we sold one vessel in the first quarter and took delivery of three vessels in the second quarter. Ownership days in 2008 increased due to the acquisition of two second-hand vessels which delivered in June and September of 2008, and the delivery of three newbuilding vessels in June, October, and November 2008. Ownership days in 2009 increased due to the delivery of four newbuilding vessels, in January, March, October, and December 2009.

•
Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and drydockings, and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked five vessels in 2007, three vessels in 2008, and eight vessels in 2009.

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

Voyage and Time Charter Revenue

Shipping revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by a Company and the trades in which those vessels operate. In the dry bulk sector of the shipping industry, rates for the transportation of dry bulk cargoes such as ores, grains, steel, fertilizers, and similar commodities, are determined by market forces such as the supply and demand for such commodities, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for shipments then is significantly affected by the state of the economy globally and in discrete geographical areas. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapping.

Revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, vessel revenues are bench-marked on the basis of time charter equivalent ("TCE") revenues. TCE revenue comprises revenue from vessels operating on time charters, or TC revenue, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE revenue serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

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

All our revenues for the years ended December 31, 2009 and December 31, 2008 and December 31, 2007 were earned from time charters, hence our TCE revenue is equal to the TC revenue. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2009 of $192,574,826 included billed time charter revenues of $199,851,763, amortization of Fair value below contract value of time charters acquired of $2,643,820, and deductions for brokerage commissions of $9,920,757. While, net revenues for the year ended December 31, 2009 were 4% greater than net revenues for the year ended December 31, 2008, the positive impact of a larger fleet size was offset by a decrease in time charter rates earned by the fleet.

Net revenues for the year ended December 31, 2008 of $185,424,949 included billed time charter revenues of $194,253,142, amortization of Fair value below contract value of time charters acquired of $799,540, and deductions for brokerage commissions of $9,627,733. Net revenues for the year ended December 31, 2008 were 49% greater than net revenues for the year ended December 31, 2007, primarily due to a larger fleet size, as reflected by the increased operating days, and an increase in daily time charter rates.

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

Vessel Expenses

Vessel expenses for the years ended December 31, 2009, 2008 and 2007 were $50,161,091, $36,270,382, and $27,143,515, respectively. Vessel expenses increase as the fleet size increases. During 2009, vessel expenses also increased due to increases in vessel crew costs, insurance costs, costs relating to anti-piracy measures, and general increases in costs of stores and spares. Vessel expenses for the year ended December 31, 2009 included $47,466,300 in vessel operating costs and $2,694,791 in technical management fees. Vessel expenses for the year ended December 31, 2008 included $34,065,337 in vessel operating costs and $2,205,047 in technical management fees. Vessel expenses in 2008 increased due to increases in vessel crew costs, increase in insurance costs, and increases in lube costs which are based on global oil prices. Vessel expenses for the year ended December 31, 2007 included $25,338,098 in vessel operating costs and $1,805,417 in technical management fees.

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

With regard to vessel operating expenses, we have entered into technical management agreements for each of our vessels with our independent technical managers, V. Ships, Wilhelmsen Ship Management, and Anglo Eastern International Ltd. In conjunction with our management, our managers have established an operating expense budget for each vessel. Included in Vessel Expenses is a daily fixed management fee for each vessel in our operating fleet paid to our independent technical managers. In the third quarter of 2009, we set up our own in-house technical management for a portion of our fleet in order to establish a vessel management bench-mark with our external technical managers. For the years ended December 31, 2009, 2008, and 2007, the technical management fees averaged $9,233, $9,041, and $8,906 per month per vessel, respectively. All deviations from the budgeted amounts are for our account.

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

Depreciation and Amortization

For the years ended December 31, 2009, 2008 and 2007, total depreciation and amortization expense was $44,329,258, $33,948,840, and $26,435,646, respectively. Total depreciation and amortization expense for the year ended December 31, 2009 includes $41,380,917 of vessel depreciation and $2,948,341 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2008 includes $31,379,444 of vessel depreciation and $2,569,396 of amortization of deferred drydocking costs. Comparable amounts for the year ended December 31, 2007 were $24,791,502 of vessel depreciation and $1,644,144 of amortization of deferred drydocking costs.

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

General and administrative expenses for the years ended December 31, 2009, 2008 and 2007 were $32,713,917, $34,567,070, and $11,776,511, respectively. General and administrative expenses in 2009 and 2008 were impacted primarily by cash and non-cash compensation (performance-based compensation and amortization of restricted stock awards) to our executive officers and office staff, and by administrative costs associated with operating a larger fleet, including the extensive newbuilding program.

General and administrative expenses include non-cash compensation charges of $13,977,974, $11,111,885, and $4,256,777, respectively in 2009, 2008, and 2007. These non-cash compensation charges relate to the stock options and restricted stock units granted to members of management and certain directors of the Company under the Stock Incentive Plans (see Note 10).  Non-cash compensation charges in 2007 also includes $3,137,812 in non-cash, non-dilutive charges relating to profits interests awarded to members of the Company's management by the Company's former principal shareholder Eagle Ventures LLC.

Members of the Company's management had been awarded profits interests in the Company's former principal shareholder Eagle Ventures LLC that entitled such persons to an economic interest of up to 16.7% on a fully diluted basis (assuming all profits interests were vested) in any appreciation in the value of the assets of Eagle Ventures LLC (including shares of the Company's common stock owned by Eagle Ventures LLC when sold). These profits interests diluted only the interests of owners of Eagle Ventures LLC, and did not dilute direct holders of the Company's common stock. However, the Company's statement of operations reflects non-cash charges for compensation related to the profits interests. In the aggregate, one fourth of the profits interests were service-related and the remaining profits interests were performance related.  Since these profits interests would not be settled in stock of the Company, they were being accounted for as a liability plan. The compensation charge was based on the fair value of the profits interests by marking to market the assets of Eagle Ventures LLC at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests was recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance related profits interests was adjusted prospectively as a change in estimate. As Eagle Ventures LLC has sold all of its remaining holdings in the Company, the non-cash, non-dilutive charges relating to profits interests ended in the first quarter of 2007 and there will be no charges in future periods.

Interest and Finance Costs

Interest Expense, exclusive of capitalized interest, consists of:

	2009	2008	2007

Loan Interest and Commitment Fees	$27,530,612	$15,571,736	$12,498,749
Amortization of Deferred Financing Costs	1,373,998	244,837	242,357
Write-off of Deferred Financing Costs	3,383,289	2,089,701	—

Total Interest Expense	$32,287,899	$17,906,274	$12,741,106

Interest expense includes loan interest incurred on borrowings from the Company's revolving credit facility for the vessels in operation, certain commitment fees incurred on the unused portion of the revolving credit facility, and the amortization of financing costs associated with the revolving credit facility (see section Revolving Credit Facility). These financing costs are amortized over the life of the facility and the amortization relating to our operating fleet is included in interest expense.

For 2009, interest rates on our outstanding debt ranged from 2.19% to 7.73%, including a margin over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 6.23%.

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

Cash interest paid during 2009, 2008, and 2007, exclusive of capitalized interest, amounted to $26,116,825, $13,557,351, and $13,031,996, respectively.

As our fleet increases in size, interest expense will increase as a result of additional debt drawn from our revolving credit facility to finance the acquisition of vessels. Interest costs on borrowings made for the construction of our newbuilding vessels are capitalized until the vessels are delivered (see below).

Write-off of Deferred Financing Costs

In August 2009, we entered into a third Amendatory Agreement to our original $1,600,000,000 revolving credit facility. Among other things, the credit facility was amended to $1,200,000,000. In connection with this amendment and the debt repayment of $48, 645,523 we recorded a one-time non-cash charge of $3,383,289, which is a write-off of the portion of deferred finance costs associated with the reduction of the credit facility.

In December 2008, we entered into a second Amendatory Agreement to our original $1,600,000,000 revolving credit facility. Among other things, the credit facility amended the amount of the credit facility to $1,350,000,000. In connection with the second amendment we recorded a one-time non-cash charge of $2,089,701, which is a write-off of the portion of the deferred finance costs associated with the reduction of the credit facility.

Capitalized Interest

We have contracted for the construction of 27 newbuilding vessels of which 7 vessels have been constructed and delivered in 2008 and 2009. We make periodic progress payments for the ongoing construction of the remainder of the vessels under the contracts. Interest costs on related borrowings are capitalized until the vessels are delivered.

Capitalized interest in 2009 amounted to $28,485,470, which includes $26,345,204 in interest and commitment fees, and $2,140,266 in amortization of financing costs. Capitalized interest in 2008 amounted to $26,211,616, which includes $24,392,000 in interest and commitment fees, and $1,819,616 in amortization of financing costs. For 2007, capitalized interest amounted to $9,400,288 which includes $8,964,989 in interest and commitment fees, and $435,299 in amortization of financing costs. The increase in capitalized interest is substantially due to additional borrowings to fund the construction of the newbuilding vessels and the increase in margins. Cash paid for capitalized interest during 2009, 2008, and 2007 amounted to $26,643,519, $20,385,190, and $8,775,957, respectively.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.

As of December 31, 2009, the following swap contracts were outstanding:

Notional Amount Outstanding – December 31, 2009	Fixed Rate	Maturity
$25,776,443	4.905%	03/2010
10,995,000	4.980%	08/2010
202,340,000	5.040%	08/2010
100,000,000	4.220%	09/2010
30,000,000	4.538%	09/2010
144,700,000	3.580%	10/2011
9,162,500	3.515%	10/2011
3,405,174	3.550%	10/2011
17,050,000	3.160%	11/2011
25,048,118	4.740%	12/2011
36,752,038	5.225%	08/2012
81,500,000	3.895%	01/2013
84,800,000	3.900%	09/2013	*
$771,529,273

* An $84,800,000 swap matured in September 2009. This swap had a fixed interest rate of 5.24%. Subsequently, a swap with the same notional amount immediately commenced with a fixed interest rate of 3.90% and maturity in September 2013.

We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $35,408,049, $50,538,060 and $13,531,883 have been recorded in Fair Value of derivative instruments (liabilities) in the Company's balance sheets as of December 31, 2009, 2008 and 2007, respectively.

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

In February 2009, the Company fixed the gain on its outstanding foreign currency swaps contracts. This gain will be recognized upon delivery of the remaining vessels as an offset to the cost of the vessels. During 2009, the Company recognized a foreign currency gain of $8,710,806 which offset the cost of the Japanese vessels upon their delivery or payment incurred. The remaining gain as of December 31, 2009 aggregating $4,765,116 will offset the cost of the remaining two vessels upon their delivery in January, 2010 and February 2010.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $4,765,116, $15,039,535 and $932,638 has been recorded in Fair Value of derivative instruments in the accompanying financial statements as of December 31, 2009, 2008, and 2007, respectively.

Write-off of Advances for Vessel Construction

In December 2008, we reached an agreement with Yangzhou Dayang Shipbuilding Co., Ltd., to convert eight charter-free Supramax vessel construction contracts in our newbuilding program into options on the part of the Company, for consideration of $440,000. The carrying value of the advanced payment in connection with the acquisition of these construction contracts from Kyrini Shipping Inc. and the cost of the eight newly converted shipbuilding contract options were in excess of the fair value of the eight options, and as such, we recorded an impairment charge of $3,882,888.

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

	2009	2008	2007
Net Income	$33,287,271	$61,632,809	$52,243,981
Interest Expense	28,904,610	15,816,573	12,741,106
Depreciation and Amortization	44,329,258	33,948,840	26,435,646
Amortization of fair value (below) above market of time charter acquired	(2,643,820)	(799,540)	3,740,000
EBITDA	103,877,319	110,598,682	95,160,733
Adjustments for Exceptional Items:
Write-off of Advances for Vessel Construction (1)	—	3,882,888	—
Write-off of Financing Fees (1)	3,383,289	2,089,701	—
Non-cash Compensation Expense (2)	13,977,974	11,111,885	4,256,777
Credit Agreement EBITDA	$121,238,582	$127,683,156	$99,417,510

(1) One time charge (see Notes to the financial statements)
(2) Stock based compensation related to stock options, restricted stock units, and management's participation in profits interests in Eagle Ventures LLC (see Notes to our financial statements)

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the years ended December 31, 2009 and 2008 was $90,524,861 and $109,535,918, respectively. The change was primarily due to lower rates on time charter renewals offset by cash generated from operation of the fleet for 9,106 operating days in 2009 compared to 7,229 operating days in 2008.

Net cash used in investing activities during 2009, was $228,624,263, compared to $336,657,686 in 2008. Investing activities during 2009 reflected the purchase of the CRESTED EAGLE, STELLAR EAGLE, BITTERN and CANARY, which were delivered in the January, March, October and December of 2009, respectively, and advances for the newbuilding vessel construction program.  Investing activities during 2008 reflected the purchase of the GOLDENEYE and REDWING, which were delivered in the second and third quarter of 2008, respectively, and advances for the newbuilding vessel construction program. During 2008, we also incurred $219,245 in leasehold improvements relating to the expansion of our office space.

Net cash provided by financing activities during 2009 was $200,235,313 compared to $83,426,938 in 2008. During 2009 we received 97,291,046 in net proceeds from distribution of common shares of the Company, borrowed $159,215,000 from our revolving credit facility which was used to partly fund advances for construction of newbuilding vessels, fourth of which, CRESTED EAGLE, STELLAR EAGLE, BITTERN and CANARY delivered during the year, repaid $48,645,523 to our lenders under the terms of the amended debt agreement, and incurred $4,515,623 in financing costs related to our debt agreements. Net cash provided by financing activities during 2008 was $83,426,938. We borrowed $192,358,513 from our revolving credit facility which was used to partly fund the REDWING and fund advances for construction of newbuilding vessels, three of which, WREN, WOODSTAR and CROWNED EAGLE delivered during the year. In 2008, we also paid $93,592,906 in dividends.

As of December 31, 2009, our cash balance was $71,344,773 compared to a cash balance of $9,208,862 at December 31, 2008. In addition, $13,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash on our balance sheet as of December 31, 2009. Also recorded in Restricted Cash is an amount of $276,056 which is collateralizing a letter of credit relating to our office lease.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007 (See section entitled "Revolving Credit Facility" for a description of the facility and its amendments). As of December 31, 2009, borrowings under this facility aggregated $900,170,880. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. We were in compliance with all of the covenants contained in our debt agreements as of December 31, 2009. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans. In December 2008, our board of directors suspended the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.

Our loan agreements for our borrowings are secured by liens on our vessels and contain various financial covenants. The covenants relate to our financial position, operating performance and liquidity. The market value of dry bulk vessels is sensitive, among other things, to changes in the dry bulk charter market. The recent general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. The decline in charter rates in the dry bulk market coupled with the prevailing difficulty in obtaining financing for vessel purchases have adversely affected dry bulk vessel values. A continuation of these conditions, could lead to a significant decline in the fair market values of our vessels, which could impact our compliance with these loan covenants. The recent developments in the credit markets and related impact on the dry bulk charter market and have also resulted in additional risks. The occurrence of one or more of these risk factors could adversely affect our results of operations or financial condition. Please refer to the section entitled "Risk Factors" in Part I of this document.

It is our intention to fund our future acquisition related capital requirements initially through borrowings under the amended revolving credit facility and to repay all or a portion of such borrowings from time to time with cash generated from operations and from net proceeds of issuances of securities. The Company has a shelf registration filed on Form S-3 in March 2, 2009, subsequently amended, which would enable the Company to issue such securities.

Dividends

Historically we have declared quarterly dividends to stockholders in March, May, August and November. Our amended revolving credit facility permits us to pay quarterly dividends in amounts up to cumulative free cash flows which is our quarterly earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydocking for the period, provided that there is not a default or breach of loan covenant under the credit facility and the payment of the dividends would not result in a default or breach of a loan covenant. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, we may be required to obtain additional debt or equity financing which could affect our dividend policy. In this connection, the dry bulk market has recently declined substantially. In December 2008, commencing with the fourth quarter of 2008, the Company's board of directors has determined to suspend the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

The Company did not make any dividend payments in 2009. In 2008, the Company declared four quarterly dividends in the aggregate amount of $2.00 per share of its common stock in February, May, August and November. Aggregate payments were $93,592,906 for dividends declared in 2008. In 2007, the Company declared four quarterly dividends in the aggregate amount of $1.98 per share of its common stock in February, April, July and November. Aggregate payments were $82,134,982 for dividends declared in 2007.

Saleof Common Stock

On January 16, 2007, our then principal shareholder, Eagle Ventures LLC, sold 7,202,679 shares of the Company's common stock from its holdings of the Company's common stock in a secondary sale.  The Company did not receive any proceeds from this offering.

On March 6, 2007, we sold 5,400,000 shares of our common stock for $18.95 per share, raising gross proceeds of $102,330,000. On March 23, 2007, we raised an additional $7,841,870 in gross proceeds from the underwriter's exercise of their over-allotment option for the purchase of 413,819 shares of our common stock. We used the net proceeds from the offering to fund a portion of the acquisition costs of three vessels, the SHRIKE, SKUA and KITTIWAKE, which were delivered in the second quarter of 2007.

On September 21, 2007, we sold 5,000,000 shares of our common stock for $25.90 per share, raising gross proceeds of $129,500,000.

On June 30, 2009, the Company completed its offering under an Equity Distribution Agreement of $100,000,000.  From May through June 2009, the Company sold 14,847,493 common shares. The net proceeds, after underwriting commission of 2.5% and other issuance fees, amounted to $97,291,046.

We have incurred fees and expenses aggregating $2,708,951 for the share sales in 2009, and $5,642,117 for the share sales in 2007.

Revolving Credit Facility

In October 2007, the Company's revolving credit facility was amended and enhanced to $1,600,000,000 to accommodate its newbuilding program. The original covenants under this facility required us, among other things, to ensure that the aggregate market value of the vessels in our fleet that secure our obligations under the revolving credit facility, as determined by an independent shipbroker on a charter free basis, at all times exceed 130% of the aggregate principal amount of debt outstanding under the new credit facility and the notional or actual cost of terminating any related hedging arrangements. The facility also required that, (a) we maintain an adjusted net worth, i.e., total assets less consolidated debt of an amount not less than $300,000,000 during any accounting period; and (b) our EBITDA, as defined in the credit agreement, will at all times be not less than 2x the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant period.

On July 3, 2008, this facility was amended. Among other things, the amended facility provided an additional incremental commitment of up to $200,000,000 under the same terms and conditions as the existing facility, subject to satisfaction of certain additional conditions. The Company now also has the ability to purchase additional dry bulk vessels in excess of 85,000dwt and over 10 years of age, but no more than 20 years of age, with certain limitations. The agreement also provided for the purchase or acquisition of more than one additional vessel en bloc or the acquisition of beneficial ownership in one or more additional vessel(s). The agreement amended the margin applicable over the Libor interest rate on borrowings to 0.95% for the next two years. Thereafter, if the advance ratio is less than 35%, the margin will be 0.80% per year; if the advance ratio is equal to or greater than 35% but less than 60%, the margin will be 0.95%; if the advance ratio is equal to or greater than 60%, the margin will be 1.05%. The agreement also amended the commitment fee on the undrawn portion of the revolving credit facility to 0.30%. In connection with this second amendment, applicable arrangement fees were to be incurred and these fees were to be in proportion to the arrangement fees previously incurred when the revolving facility was increased to $1,600,000,000 in 2007. All other terms and conditions remained unchanged.

On December 17, 2008, the Company entered into a second Amendatory Agreement to its revolving credit facility. Among other things, the amount of the credit facility was amended to $1,350,000,000. The agreement also amended the minimum security value of the credit facility to include the aggregate market value of the vessels in the Company's operating fleet and the deposits on its newbuilding contracts. The agreement amended the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%. The agreement reduces the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The agreement also amends the interest margin to 1.75% over LIBOR.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility. Among other things, this amendment reduced the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modified the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires that until the Company is in compliance with the original covenants for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including approximately $48.6 million from the equity raised during the second quarter which was paid during the third quarter. These payments reduce the available amount of the credit facility to $1,151,354,477. The Company will continue to be able to borrow the undrawn portion of the facility and the amounts borrowed will bear interest at LIBOR plus 2.50%. The Company will also pay on a quarterly basis a commitment fee of 0.7% per annum on the undrawn portion of the facility. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a balloon payment of $935,475,513 at maturity in July 2014.

The Company's revolving credit facility contains financial covenants requiring us, among other things, to ensure that we maintain with the lender $500,000 per delivered vessel. As of December 31, 2009 the Company has recorded $13,500,000 as restricted cash in the accompanying balance sheets. At December 31, 2009, the Company's debt consisted of $900,170,880 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $494,859,069 for the 27 vessels currently in operation and $405,311,811 used to fund the Company's newbuilding program. As of December 31, 2009, $251,183,597 is available for additional borrowings under the credit facility. In connection with the arrangement of the revolving credit facility and its various amendments the Company has recorded deferred financing costs aggregating $3,671,873 in 2009, $13,945,190 in 2008 and $12,749,841 in 2007. It will also pay the lender an annual agency fee of $65,000.

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2009:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$277,711	$159,428	—	—	$437,139
Bank Loans	—	—	$900,171	—	900,171
Interest and borrowing fees (2)	58,692	117,544	92,781	—	269,017
Office lease (3)	649	1,624	1,670	2,854	6,797

Total	$337,052	$278,596	$994,622	$2,854	$1,613,124

(1) The balance of the contract price in US dollars for the 24 newbuilding vessels which are to be constructed and delivered between 2010 and 2011.

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

We make capital expenditures from time to time in connection with our vessel acquisitions. As of December 31, 2009, our fleet currently consists of 27 Supramax vessels which are currently operational and 20 newbuilding vessels which have been contracted for construction.

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

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2009, eight of our vessels were drydocked and we incurred $4,477,244 in drydocking related costs. In 2008, three of our vessels were drydocked while five vessels passed drydock surveys in 2007. Total drydocking costs incurred in 2008 and 2007 were $2,388,776 and $3,624,851, respectively. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2010	44	$1.10 million
June 30, 2010	22	$0.55 million
September 30, 2010	66	$1.65 million
December 31, 2010	44	$1.10 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

Contracted Time Charter Revenue

We have time charter contracts currently for all our vessels in the operating fleet. The contracted time charter revenue schedule, included in Management's Discussion and Analysis of Financial Condition and results of operation should be read in conjunction with the off-hire days in the drydock schedule above.

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

As of December 31, 2009, the Company's debt consisted of $900,170,880 in loans under the revolving credit facility at a margin plus variable rates above the LIBOR. During the year ended December 31, 2009, interest rates on the outstanding debt ranged from 2.19% to 7.73% (including margins). The weighted average effective interest rate was 6.23%.

The Company entered into interest rate swaps to effectively convert a substantial portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of December 31, 2009, the Company had the following swap contracts outstanding:

Notional Amount Outstanding – December 31, 2009	Fixed Rate	Maturity
$ 25,776,443	4.905%	03/2010
10,995,000	4.980%	08/2010
202,340,000	5.040%	08/2010
100,000,000	4.220%	09/2010
30,000,000	4.538%	09/2010
144,700,000	3.580%	10/2011
9,162,500	3.515%	10/2011
3,405,174	3.550%	10/2011
17,050,000	3.160%	11/2011
25,048,118	4.740%	12/2011
36,752,038	5.225%	08/2012
81,500,000	3.895%	01/2013
84,800,000	3.900%	09/2013*
$ 771,529,273

* An $84,800,000 swap matured in September 2009. This swap had a fixed interest rate of 5.24%. Subsequently, a swap with the same notional amount immediately commenced with a fixed interest rate of 3.90% and maturity in September 2013.

The Company records the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, 35,408,049 and $50,538,060 has been recorded in Fair Value of derivative instruments (liabilities) in the Company's balance sheets as of December 31, 2009 and 2008, respectively.

Foreign Currency and Exchange Rate Risk

The shipping industry's functional currency is the U.S. dollar. The Company generates all of its revenues in U.S. dollars. The majority of the Company's operating expenses and the entirety of its management expenses are in U.S. dollars. The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its revenues and expenses.

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. The Company has entered into foreign exchange swap transactions to hedge the Japanese yen (JPY) exposure into US dollars for the purchase price in Japanese yen of five new-build vessels which commenced deliveries to the Company in November 2008 with the last vessel delivering in February 2010. At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030. In February 2009, the Company fixed the gain on its outstanding foreign currency swaps contracts. This gain will be recognized upon delivery of the remaining vessels as an offset to the cost of the vessels. During the twelve months ended December 31, 2009, the Company recognized a foreign currency gain of $8,710,806 which offset the cost of the Japanese vessels upon delivery or payment incurred. The remaining gain as of December 31, 2009 aggregating $4,765,116 will offset the cost of the remaining two vessels upon their delivery in January, 2010 and February 2010.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the urrency swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $4,765,116 and $15,039,535 have been recorded in Fair value of derivative instruments and other assets in the accompanying balance sheets as of December 31, 2009 and 2008, respectively.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2009 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3 of the Consolidated Financial Statements.

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders (our "2010 Proxy Statement").

Executive Officers

The information concerning our Executive Officers required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2010 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2010 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2010 Proxy Statement.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information about the fees for 2009 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2010 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2010 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule: Financial statement schedules are omitted due to the absence of conditions under which they are required

(b) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
3.2.1	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
4.1	Form of Share Certificate of the Company (1)
4.1.1	Form of Senior Indenture (3)
4.1.2	Form of Subordinated Indenture (3)
4.1.3	Rights Agreement (4)
10.1	Form of Registration Rights Agreement (1)
10.2	Form of Management Agreement (1)
10.2.1	Form of Restricted Stock Unit Award Agreement (5)
10.2.2	Securities Purchase Agreement (6)
10.3	Form of Third Amended and Restated Credit Agreement (7)
10.3.1	Second Amendatory Agreement of Third Amended and Restated Credit Agreement (8)
10.4	Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan (1)
10.5	Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas (9)
10.6	Eagle Bulk Shipping Inc. 20059 Stock Incentive Plan (10)
10.7	Delphin Management Agreement
14.1	Code of Ethics (11)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Seward & Kissel LLP
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

(1)	Incorporated by reference to the Registration Statement on Form S-1/A, Registration No. 333-123817 filed on June 20, 2005.
(2)	Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 8-A dated November 13, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-3 filed on December 29, 2006.
(4)	Incorporated by reference to the Company's Report on Form 8-K filed on November 13, 2007.
(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2007, filed on November 9, 2007.
(6)	Incorporated by reference to the Company's Report on Form 8-K filed on June 23, 2006.
(7)	Incorporated by reference to the Company's Report on Form 8-K filed on October 25, 2007.
(8)	Incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-3POSASR, Registration No. 333-148417 filed on March 2, 2009.
(9)	Incorporated by reference to the Company's Report on Form 8-K filed on June 20, 2008.
(10)	Incorporated in Appendix A to the proxy statement pursuant to Schedule 14A filed on April 10, 2009.
(11)	Incorporated by reference to the Company's to be filed 2010 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles Zoullas
Name: Sophocles Zoullas
Title: Chief Executive Officer

March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

Signature	Title
/s/ Sophocles Zoullas ___________________________________ Sophocles Zoullas	Chief Executive Officer and Director
/s/ David B. Hiley ___________________________________ David B. Hiley	Director
/s/ Douglas P. Haensel ___________________________________ Douglas P. Haensel	Director
/s/ Joseph Cianciolo ___________________________________ Joseph Cianciolo	Director
/s/ Forrest E. Wylie ___________________________________ Forrest E. Wylie	Director
/s/ Alexis P. Zoullas ___________________________________ Alexis P. Zoullas	Director
/s/ Jon Tomasson ___________________________________ Jon Tomasson	Director
/s/ Alan Ginsberg ___________________________________ Alan Ginsberg	Chief Financial Officer and Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Eagle Bulk Shipping Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Bulk Shipping Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited Eagle Bulk Shipping Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Eagle Bulk Shipping Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Eagle Bulk Shipping Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Bulk Shipping Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 5, 2010

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$71,344,773	$9,208,862
Accounts receivable	7,443,450	4,357,837
Prepaid expenses	4,989,446	3,297,801
Fair value above contract value of time charters acquired	427,359	—

Total current assets	84,205,028	16,864,500
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $125,439,001 and $84,113,047, respectively	1,010,609,956	874,674,636

Advances for vessel construction	464,173,887	411,063,011
Other fixed assets, net of accumulated amortization of $59,519 and $4,556, respectively	258,347	219,245
Restricted cash	13,776,056	11,776,056
Deferred drydock costs	5,266,289	3,737,386
Deferred financing costs	21,044,379	24,270,060
Fair value above contract value of time charters acquired	4,103,756	4,531,115
Fair value of derivative instruments	4,765,116	15,039,535
Total noncurrent assets	1,523,997,786	1,345,311,044

Total assets	$1,608,202,814	$1,362,175,544

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,289,333	$2,037,060
Accrued interest	7,810,931	7,523,057
Other accrued liabilities	3,827,718	3,021,975
Deferred revenue and fair value below contract value of time charters acquired	7,718,902	2,863,184
Unearned charter hire revenue	4,858,133	5,958,833

Total current liabilities	26,505,017	21,404,109
Noncurrent liabilities:
Long-term debt	900,170,880	789,601,403
Deferred revenue and fair value below contract value of time charters acquired	26,389,796	29,205,196
Fair value of derivative instruments	35,408,049	50,538,060

Total noncurrent liabilities	961,968,725	869,344,659
Total liabilities	988,473,742	890,748,768
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 62,126,665 and 47,031,300 shares issued and outstanding, respectively	621,267	470,313
Additional paid-in capital	724,250,125	614,241,646
Retained earnings (net of dividends declared of $262,118,388 as of December 31, 2009 and 2008, respectively)	(74,499,387)	(107,786,658)
Accumulated other comprehensive loss	(30,642,933)	(35,498,525)

Total stockholders' equity	619,729,072	471,426,776

Total liabilities and stockholders' equity	$1,608,202,814	$1,362,175,544

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Revenues, net of commissions	$192,574,826	$185,424,949	$124,814,804

Vessel expenses	50,161,091	36,270,382	27,143,515
Depreciation and amortization	44,329,258	33,948,840	26,435,646
General and administrative expenses	32,713,917	34,567,070	11,776,511
Write-off of advances for vessel construction	—	3,882,888	—
Gain on sale of vessel	—	—	(872,568)

Total operating expenses	127,204,266	108,669,180	64,483,104

Operating Income	65,370,560	76,755,769	60,331,700

Interest expense	28,904,610	15,816,573	12,741,106
Interest income	(204,610)	(2,783,314)	(4,653,387)
Write-off of deferred financing costs	3,383,289	2,089,701	—

Net interest expense	32,083,289	15,122,960	8,087,719

Net income	$33,287,271	$61,632,809	$52,243,981

Weighted average shares outstanding:
Basic	55,897,946	46,800,550	42,064,911
Diluted	55,923,308	46,888,788	42,195,561
Per share amounts:
Basic net income	$0.60	$1.32	$1.24
Diluted net income 0.	$0.60	$1.31	$1.24
Cash dividends declared and paid	—	$2.00	$1.98

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares	Common Shares	Additional Paid-In Capital	Retained Earnings			Other Comprehensive Income	Total Stockholders' Equity
				Net Income	Cash Dividends	Accumulated Deficit

Balance at January 1, 2007	35,900,001	$359,000	$364,574,877			$(45,935,560)	$2,577,624	$321,575,941
Comprehensive income :
Net income	—	—	—	52,243,981	—	52,243,981	—	52,243,981
Net unrealized losses on derivatives	—	—	—	—	—	—	(15,176,869)	(15,176,869)
Comprehensive income	—	—	—	—	—	—	—	37,067,112
Stock offering, net of issuance costs	10,813,819	108,138	233,921,613	—	—	—	—	234,029,751
Exercise of stock options	13,333	133	176,263	—	—	—	—	176,396
Cash dividends	—	—	—	—	(82,134,982)	(82,134,982)	—	(82,134,982)
Non-cash compensation	—	—	4,256,777	—	—	—	—	4,256,777

Balance at December 31, 2007	46,727,153	$467,271	$602,929,530			$(75,826,561)	$(12,599,245)	$514,970,995
Comprehensive income :
Net income	—	—	—	61,632,809	—	61,632,809	—	61,632,809
Net unrealized losses on derivatives	—	—	—	—	—	—	(22,899,280)	(22,899,280)
Comprehensive income	—	—	—	—	—	—	—	38,733,529
Exercise of stock options	13,333	134	237,194	—	—	—	—	237,328
Vesting of restricted shares	260,814	2,608	(36,663)	—	—	—	—	(34,055)
Cash dividends	—	—	—	—	(93,592,906)	(93,592,906)	—	(93,592,906)
Issuance of common shares	30,000	300	608,100	—	—	—	—	608,400
Non-cash compensation – Restricted Stock	—	—	10,503,485	—	—	—	—	10,503,485

Balance at December 31, 2008	47,031,300	$470, 313	$614,241,646			$(107,786,658)	$(35,498,525)	$471,426,776
Comprehensive income :
Net income	—	—	—	33,287,271	—	33,287,271	—	33,287,271
Net unrealized gain on derivatives	—	—	—	—	—	—	4,855,592	4,855,592
Comprehensive income	—	—	—	—	—	—	—	38,142,863
Vesting of restricted shares, net of shares withheld for employee tax	247,872	2,479	(1,112,066)	—	—	—	—	(1,109,587)
Issuance of common shares, net of issuance costs	14,847,493	148,475	97,142,571	—	—	—	—	97,291,046
Non-cash compensation	—	—	13,977,974	—	—	—	—	13,977,974

Balance at December 31, 2009	62,126,665	$621, 267	$724,250,125			(74,499,387)	$(30,642,933)	$619,729,072

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$33,287,271	$61,632,809	$52,243,981
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation and amortization	41,380,917	31,379,443	24,791,502
Amortization of deferred drydocking costs	2,948,341	2,569,396	1,644,144
Amortization of deferred financing costs	1,373,998	244,837	242,357
Write-off of deferred financing costs	3,383,289	2,089,701	—
Write-off of advances for vessel construction	—	3,882,888	—
Amortization of fair value (below) above contract value of time charter acquired	(2,643,820)	(799,540)	3,740,000
Gain on sale of vessel	—	—	(872,568)
Non-cash compensation expense	13,977,974	11,111,885	4,256,777
Changes in operating assets and liabilities:
Accounts receivable	(3,085,613)	(965,376)	(2,776,256)
Prepaid expenses	(1,691,645)	(2,139,688)	(137,292)
Accounts payable	252,273	(1,584,499)	1,971,400
Accrued interest	1,429,939	1,707,326	(344,933)
Accrued expenses	805,743	1,158,703	146,148
Drydocking expenditures	(4,477,244)	(2,388,776)	(3,624,851)
Deferred revenue	4,684,138	—	—
Unearned charter hire revenue	(1,100,700)	1,636,809	1,608,964

Net cash provided by operating activities	90,524,861	109,535,918	82,889,373
Cash flows from investing activities:
Vessels and vessel improvements and Advances for vessel construction	(228,530,198)	(336,438,441)	(458,262,048)
Purchase of other fixed assets	(94,065)	(219,245)	—
Proceeds from sale of vessel	—	—	12,011,482

Net cash used in investing activities	(228,624,263)	(336,657,686)	(446,250,566)
Cash flows from financing activities
Issuance of common stock	99,999,997	237,328	239,848,264
Equity issuance costs	(2,708,951)	—	(5,642,117)
Bank borrowings	159,215,000	192,358,513	369,708,070
Repayment of bank debt	(48,645,523)	—	(12,440,000)
Changes in restricted cash	(2,000,000)	(2,651,440)	(2,600,000)
Deferred financing costs	(4,515,623)	(12,890,502)	(12,749,841)
Cash used to settle net share equity awards	(1,109,587)	(34,055)	—
Cash dividend	—	(93,592,906)	(82,134,982)

Net cash provided by financing activities	200,235,313	83,426,938	493,989,394
Net increase/(decrease) in Cash	62,135,911	(143,694,830)	130,628,201
Cash at beginning of period	9,208,862	152,903,692	22,275,491

Cash at end of period	$71,344,773	$9,208,862	$152,903,692

Supplemental cash flow information:
Cash paid during the period for Interest (including Capitalized interest of $26,643,519, $20,385,190 and $8,775,957 in 2009, 2008 and 2007, respectively and Commitment Fees)	$52,760,344	$33,942,541	$21,807,953

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

As of December 31, 2009, the Company's operating fleet consists of 27 vessels. The Company has an extensive vessel newbuilding program and as of December 31, 2009, had contracts for the construction of 20 vessels. The following tables present certain information concerning the Company's fleet as of December 31, 2009:

No. of Vessels	Dwt	Vessel Type	Delivery	Employment

Vessels in Operation
27 Vessels	1,412,535	24 Supramax		Time Charter
		3 Handymax		Time Charter

Vessels to be delivered
3 Vessels	159,300	53,100 dwt series Supramax	2010	2 Vessels on Time Charter and 1 Vessel Charter Free

2 Vessels	112,000	56,000 dwt series Supramax	2010	2 Vessels on Time Charter

15 Vessels	870,000	58,000 dwt series Supramax	2010-2011	15 Vessels on Time Charter

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

Charterer	% of Consolidated Time Charter Revenue
	2009	2008	2007

Charterer A	-	-	12.9%
Charterer B	16.2%	23.9%	22.3%
Charterer D	-	-	12.4%
Charterer H	13.7%	14.7%	11.0%
Charterer L	12.3%	15.9%	-
Charterer M	18.2%	13.5%	-

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

(j)
Impairment of Long-Lived Assets: The Company reviews long-lived assets for Impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company will evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties or discounted cash flow analyses. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company's vessels.

(k)
Accounting for Dry-Docking Costs: The Company follows the deferral method of accounting for dry-docking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next dry-docking is required to become due, generally 30 months. Costs capitalized as part of the drydocking include actual costs incurred at the drydock yard and parts and supplies used. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels' sale.

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

(o)
Deferred Revenue: Deferred revenue includes cash received prior to the balance sheet date for which all criteria to recognize as revenue have not been met, including any deferred revenue resulting from charter agreements providing for varying annual rates, which are accounted for on a straight line basis.

(p)
Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.

(q)	Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred and is recorded in Vessel Expenses.

(r)
Protection and Indemnity Insurance: The Vessel's Protection and Indemnity Insurance is subject to additional premiums referred to as "back calls" or "supplemental calls" which are accounted for on an accrual basis and is recorded in Vessel Expenses.

(s)
Derivatives: Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item.

(t)
Earnings Per Share: Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options and restricted stock unless their impact is antidilutive.

(u)
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

(v)
Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

(w)
Federal Income Taxes: The Company is a Republic of Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company does not believe its operations prospectively will be subject to federal income taxes in the United States of America.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures assets and liabilities measured at fair value in financial statements. This guidance is set forth in Topic 820 in the Accounting Standards Codification ("ASC 820"). ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued authoritative guidance which deferred the effective date of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted ASC 820 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in the FASB's February 6, 2008 guidance. We adopted the provisions of ASC 820 that relate to nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of ASC 820 did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued revised authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is set forth in Topic 805 in the Accounting Standards Codification ("ASC 805"). This accounting standard is effective for fiscal years beginning after December 15, 2008. We adopted ASC 805 on January 1, 2009. The adoption of ASC 805 did not have a material impact on our consolidated financial position or results of operations as of the date of adoption. ASC 805 will have an impact on our accounting for any future business combinations.

In April 2009, the FASB amended the Fair Value of Financial Instruments guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information ("Fair Value Disclosure Amendment"). The Fair Value Disclosure Amendment requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The Fair Value Disclosure Amendment became effective for the Company in the quarter ended June 30, 2009, and its adoption did not have an impact on our consolidated financial condition or results of operations.

In May 2009, the FASB issued guidance on "Subsequent Events."  This guidance sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for periods ending after June 15, 2009. In February 2010, the FASB amended the subsequent events guidance issued in May 2009 to remove the requirement for SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance. The adoption of this guidance did not have an impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued guidance on "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" which established the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP.  This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for periods ending after September 15, 2009. The Company has adopted the Codification in the third quarter of 2009. The adoption of this guidance did not have an impact on our   consolidated financial statements.

In June 2009, there was a revision to the accounting standard for the consolidation of variable interest entities. The revision eliminates the exemption for qualifying special purpose entities, requires a new qualitative approach for determining whether a reporting entity should consolidate a variable interest entity, and changes the requirement of when to reassess whether a reporting entity should consolidate a variable interest entity. During February 2010, the scope of the revised standard was modified to indefinitely exclude certain entities from the requirement to be assessed for consolidation. The standard is effective beginning on January 1, 2010 and the Company does not expect the impact of the adoption to be material to the Company's financial position or results of operations.

In October 2009, an update was made to "Revenue Recognition – Multiple Deliverable Revenue Arrangements." guidance. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the " Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have, if any, on the Company's consolidated financial position and results of operations when it becomes effective in 2011.

Note 3.  Vessels

a. Vessel and vessel improvements

At December 31, 2009, the Company's operating fleet consisted of 27 dry bulk vessels. In January, March, October and December 2009 the Company took delivery of the Crested Eagle, Stellar Eagle, Bittern and Canary, respectively. The Company acquired 5 vessels in 2008, 3 vessels in 2007, 3 vessels in 2006, 13 vessels in 2005 and sold a vessel in 2007.

Vessel and vessel improvements consist of the following:

Balance vessels and vessel improvements, at December 31, 2007	$ 605,244,861
Purchase of vessels and vessel improvements	148,023,788
Delivery of newbuild vessels	152,785,430
Depreciation expense	(31,379,443)
Balance vessels and vessel improvements, at December 31, 2008	$874,674,636
Purchase of vessels and vessel improvements	4,699,553
Delivery of newbuild vessels	172,561,721
Depreciation expense	(41,325,954)

Balance vessels and vessel improvements, at December 31, 2009	$1,010,609,956

b. Advances for vessel construction

In 2009 the Company took delivery of four newly constructed vessels from its newbuilding program. Two vessels from the Japanese shipyard, Crested Eagle, Stellar Eagle, delivered in January and March 2009, respectively. Two vessels from the Chinese shipyard, Bittern and Canary, delivered in October and December 2009, respectively. In 2008 the Company took delivery of three vessels. Wren and Woodstar were delivered by the Chinese shipyard in June and October 2008, respectively, while Crowned Eagle, first of our five Japanese newbuilding vessels, delivered in November 2008. Subsequent to December 31, 2009, in January and February 2010, the Company took delivery of four vessels from the Chinese shipyard, Crane, Egret Bulker, Thrasher, and Avocet, and the last two Japanese built vessels Golden Eagle and Imperial Eagle.

As of December 31, 2009 the total cost of the contracts for the remaining two Supramax vessels under construction at a shipyard in Japan is equivalent to $71,621,094. These vessels construction contracts are Japanese yen based and as of December 31, 2009, the Company has advanced an equivalent of $31,807,153 in progress payments towards these contracts. The remaining two vessels were delivered in January and February 2010. The Company incurred additional associated costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

In 2007, the Company acquired the rights to the construction of the newbuilding vessels in China from Kyrini Shipping Inc., an unrelated privately held Greek shipping company for consideration of $150,000,000, and this amount is included in the total construction cost. The acquisition comprised purchase contracts for the construction of the 26 Supramax vessels and time charter employment contracts for 21 of the 26 vessels. The charter rates on the employment contracts acquired from Kyrini were either below or above market rates for equivalent time charters prevailing at the time the foregoing vessel contracts were acquired.  The present values of the above and below market charters at the date of acquisition were estimated by the Company at $4,531,115 and $32,867,920, respectively, and were recorded as assets and liabilities in the consolidated balance sheets. These amounts are amortized to revenue over the remaining life of the time charters assumed on these vessels. For the twelve months ended December 31, 2009 and 2008, net revenues included $2,643,820 and $799,540, respectively, as amortization of the below market rate charters.  As of December 31, 2009, the unamortized above and below market rate charters was $4,531,115 and $29,424,560, respectively.  These balances will be amortized to revenue over a weighted average period of 6.1 years.

The Company also received an option from the shipyard in China, Yanghzou Dayang Shipbuilding Co., Ltd., ('Dayang') for the construction of 9 additional Supramax vessels. On December 27, 2007, the Company exercised four of these options and the options for the remaining five vessels expired on March 31, 2008.

On December 17, 2008, the Company reached an agreement with Dayang to convert eight charter-free Supramax shipbuilding contracts into options on the part of the Company, for a consideration of $440,000. The deposits of $47,370,000 previously paid by the Company to Dayang for those eight contracts are applied to payments in respect of other ships being constructed by Dayang. In addition, the delivery date for one of the ships under construction has been rescheduled from September 2009 to November 2010. The carrying value of the advanced payment in connection with the acquisition of the construction contracts from Kyrini Shipping Inc and the cost of the eight newly converted shipbuilding contract options were recorded as an impairment charge of $3,882,888.

As of December 31, 2009 the Company has 18 Supramax vessels under construction at the shipyard in China. The total cost of the construction project in China is approximately $768,800,798, of which the Company has advanced $366,710,798 in progress payments towards the construction of these vessels. These vessels are expected to be delivered between 2010 and 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

At December 31, 2009, the Company had 20 vessels under construction. Advances for Vessel Construction consist of the following:

Advances for Vessel Construction at December 31, 2007	$ 344,854,962
Progress Payments	188,461,866
Capitalized Interest	26,211,616
Legal and Technical Supervision Costs	8,202,885
Write-off advances for vessel construction	(3,882,888)
Delivery of Newbuild Vessels	(152,785,430)
Advances for Vessel Construction at December 31, 2008	$ 411,063,011
Progress Payments	179,355,977
Capitalized Interest	33,586,523
Legal and Technical Supervision Costs	12,730,097
Delivery of Newbuild Vessels	(172,561,721)
Advances for Vessel Construction at December 31, 2009	$ 464,173,887

Note 4.  Other Accrued Liabilities

Other accrued liabilities consist of:

	December 31, 2009	December 31, 2008

Vessel Expenses	$2,723,785	$2,055,929
Other Expenses	1,103,933	966,046

Balance	$3,827,718	$3,021,975

Note 5.  Long-term debt

At December 31, 2009, the Company's debt consisted of $900,170,880 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $494,859,069 for the 27 vessels currently in operation and $405,311,811 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, the credit facility reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires, that until the Company is in compliance with the original covenants for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including $48,645,523 from the equity raised in 2009.  These payments reduce the available amount of the credit facility to $1,151,354,477. As of December 31, 2009, $251,183,597 is available for additional borrowings under the credit facility. The Company will continue to be able to borrow the undrawn portion of the facility and the amounts borrowed will bear interest at LIBOR plus 2.50%. Undrawn portions of the facility will bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a full repayment at maturity. In connection with the third amendment to the revolving credit facility, the Company recorded a one-time non-cash charge of $3,383,289 relating to write-off a portion of deferred finance costs associated with the reduction of the credit facility.

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

Under the terms of the third amendment of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. As of December 31, 2009, the Company has recorded $13,500,000 as restricted cash in the accompanying balance sheets.

On December 17, 2008, the Company entered into a second Amendatory Agreement to its $1,600,000,000 revolving credit facility. Among other things, the credit facility amends the amount of the credit facility to $1,350,000,000. The agreement amends the minimum security value of the credit facility to include the aggregate market value of the vessels in the Company's operating fleet and the deposits on its newbuilding contracts. The agreement amends the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%. The agreement reduces the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The agreement also amends the interest margin to 1.75% over LIBOR. In connection with the second amendment to the revolving credit facility, the Company recorded deferred a one-time non-cash charge of $2,089,701, to write-off a portion of deferred finance costs associated with the reduction of the credit facility.

For the twelve months ended December 31, 2009, interest rates on the outstanding debt ranged from 2.19% to 7.73%, including a margin of 1.75% to 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 6.23%. The Company incurred a commitment fee ranging from 0.30% to 0.70% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:
	2009	2008	2007

Loan Interest	$27,530,612	$15,545,287	$12,259,010
Commitment Fees	—	26,449	239,739
Amortization of Deferred Financing Costs	1,373,998	244,837	242,357
Write-off of Deferred Financing Costs	3,383,289	2,089,701	—

Total Interest Expense	$32,287,899	$17,906,274	$12,741,106

Interest paid, excluding capitalized interest, amounted to $26,116,825 in 2009, $13,557,351 in 2008 and $13,031,996 in 2007.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of December 31, 2009, and December 31, 2008.

Notional Amount Outstanding – December 31, 2009	Notional Amount Outstanding – December 31, 2008	Fixed Rate	Maturity
$ —	$ 84,800,000	5.240%	09/2009
25,776,443	25,776,443	4.905%	03/2010
10,995,000	10,995,000	4.980%	08/2010
202,340,000	202,340,000	5.040%	08/2010
100,000,000	100,000,000	4.220%	09/2010
30,000,000	30,000,000	4.538%	09/2010
144,700,000	144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	—	3.900%	09/2013
$ 771,529,273	$ 771,529,273

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $35,408,049 and $50,538,060 have been recorded in Other Liabilities in the Company's balance sheets as of December 31, 2009, and 2008, respectively.

Foreign Currency swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges.

At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030. In February 2009, the Company fixed the gain on its outstanding foreign currency swaps contracts. This gain will be recognized upon delivery of the remaining vessels as an offset to the cost of the vessels. During the year ended December 31, 2009, the Company recognized a foreign currency gain of $8,710,806 which offset the cost of the Japanese vessels upon delivery or payment incurred. The remaining gain as of December 31, 2009 aggregating $4,765,116 will offset the cost of the remaining two vessels upon their delivery in January, 2010 and February 2010.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $4,765,116 and $15,039,535 have been recorded in Fair value of derivative instruments in the accompanying balance sheets as of December 31, 2009, and December 31, 2008, respectively.

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

Effective January 1, 2008, the Company defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	—	$4,765,116	—

Liabilities:
Interest rate contracts	—	$35,408,049	—

The fair value of the interest rate and foreign currency swap contracts are based on quoted market prices for a similar contract and can be validated through external sources.

Note 7.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,233 per vessel in 2009 and $9,041 per vessel in 2008, and $8,906 per vessel in 2007.

On August 4, 2009, the Company entered into a management agreement (the "Management Agreement") with Delphin Shipping LLC ("Delphin"), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, and KEP VI, LLC and the Company's Chief Executive Officer, Sophocles Zoullas.  Delphin was formed for the purpose of acquiring and operating dry bulk and other vessels. Under the terms of the Management Agreement, the Company will provide commercial and technical supervisory vessel management services to dry bulk vessels to be acquired by Delphin for a fixed monthly management fee based on a sliding scale. Pursuant to the terms of the Management Agreement the Company has been granted an opportunity to acquire for its own account any dry bulk vessel that Delphin proposes to acquire.  The Company has also been granted a right of first refusal on any dry bulk charter opportunity, other than a renewal of an existing charter for a Delphin owned vessel, that the Company reasonably deems suitable for a Company owned vessel.  The Management Agreement also provides the Company a right of first offer on the sale of any dry bulk vessel by Delphin. The term of the Management Agreement is one year and is renewable for successive one year terms at the option of Delphin.

Operating Lease

Operating Lease

In December 2005, the Company entered into a lease for office space. The lease is secured by a Letter of Credit backed by cash collateral of $276,056 which amount is recorded as restricted cash in the accompanying balance sheets. The lease expires in 2018.

The future minimum commitments under the leases for office space as of December 31, 2009 are as follows:

2010	648,552
2011	788,519
2012	835,175
2013	835,175
Thereafter	3,688,690
Total	$ 6,796,111

Note 8.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of December 31, 2009, does not include 1,327,704 restricted stock units and 590,668 stock options as their effect was anti-dilutive. Diluted net income per share as of December 31, 2008, does not include 1,704,787 restricted stock units and 50,001 stock options as their effect was anti-dilutive.

	2009	2008	2007

Net Income	$ 33,287,271	$ 61,632,809	$ 52,243,981
Weighted Average Shares - Basic	55,897,946	46,800,550	42,064,911
Dilutive effect of stock options and restricted stock units	25,362	88,238	130,650
Weighted Average Shares - Diluted	55,923,308	46,888,788	42,195,561
Basic Earnings Per Share	$ 0.60	$ 1.32	$ 1.24
Diluted Earnings Per Share	$ 0.60	$ 1.31	$ 1.24

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

On May 23, 2007, the Company granted options to purchase 50,001 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $21.88 per share. The options expire ten years from the date of grant.

On January 23, 2009, the Company granted options to purchase 222,815 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $5.00 per share and expire six years from the date of grant.

For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 2.2% to 5%, dividend yield ranging from 0% to 15%, expected stock price volatility factor of 33% to 74%.  The Company has recorded non-cash compensation charges of $852,328, $301,477 and $448,037 relating to the fair value of these stock options in 2009, 2008 and 2007, respectively.

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

On March 17, 2006, the Company granted a Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 62,964 shares of the Company's common stock.  During 2007, the Company granted an additional Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 45,370 shares of the Company's common stock. In 2007, the Company also granted a Dividend Equivalent Rights Award to members of its management equivalent to 524,000 shares of the Company's common stock. The Company recorded $0, $1,236,337 and $1,210,457 as compensation expense for the Dividend Equivalent payments in 2009, 2008 and 2007, respectively.

In 2007 the Company granted 793,713 Restricted Stock Units ("RSUs") to members of its management. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $21,912,547. During the year ended December 31, 2009, 139,888 RSUs were vested and 123,950 were forfeited. During the year ended December 31, 2008, 260,814 RSUs were vested and 5,219 were forfeited. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2009, 2008 and 2007, were $7,283,857, $7,282,819 and $670,928, respectively. The remaining expense for the year ended 2010 will be $6,613,967.

In June 2008, the Company granted 833,333 RSUs, vesting ratably over five years, to its Chief Executive Officer as part of an employment agreement. In August 2008, the Company granted 105,000 RSUs, vesting ratably over three years, to a new member of management. The fair value of the non-vested RSUs at the grant date, equivalent to the market value at the date of grants, is $27,089,190. During the year ended December 31, 2009, 107,984 RSUs were vested and 93,683 were forfeited. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2009 and 2008, were $5,796,398 and $2,919,189, respectively. The remaining expense for the years ended 2010, 2011 and 2012 will be $5,796,398, $5,450,402, 4,849,998 respectively, and $2,276,805 thereafter.

In December 2009 the Company granted 1,150,000 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. During the year ended December 31, 2009, 6,000 were forfeited. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $5,628,480. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2009, was $45,391. The remaining expense for the years ended 2010, 2011 and 2012 will be $1,876,160, $1,876,160 and $1,830,769.

As of December 31, 2009, RSUs covering a total of 2,144,508 of the Company's shares are outstanding. The Restricted Stock Unit also entitles the participant to receive a Dividend Equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company's stockholders. The Company has also recorded $0 and $2,464,662 in compensation expense for the Restricted Stock Units Dividend Equivalent payments in 2009 and 2008, respectively.

On January 15, 2008, the Company granted 30,000 shares of its common stock, which vested on the grant date, to its independent non-employee directors. The fair value of the stock at the grant date was equal to the closing stock price on that date and a total amount of $608,400 has been recorded in non-cash compensation expense in 2008.

Note 10.  Non-cash Compensation

The Company has recorded non-cash compensation charges of $13,977,974, $11,111,885 and $4,256,777, respectively in 2009, 2008 and 2007. These non-cash compensation charges relate to the stock options and restricted stock units granted to certain directors of the Company, members of management and certain employees under the 2005 and 2009 Stock Incentive Plan (see Note 9) and non-cash, non-dilutive charges relating to profits interests awarded to members of the Company's management by the Company's former principal shareholder Eagle Ventures LLC.

Members of the Company's management had been awarded profits interests in the Company's former principal shareholder Eagle Ventures LLC that entitled such persons to an economic interest of up to 16.7% on a fully diluted basis (assuming all profits interests were vested) in any appreciation in the value of the assets of Eagle Ventures LLC (including shares of the Company's common stock owned by Eagle Ventures LLC when sold). These profits interests diluted only the interests of owners of Eagle Ventures LLC, and did not dilute direct holders of the Company's common stock. However, the Company's statement of operations reflects non-cash charges for compensation related to the profits interests. In the aggregate, one fourth of the profits interests were service-related and the remaining profits interests were performance related.  Since these profits interests would not be settled in stock of the Company, they were being accounted for as a liability plan.  The compensation charge was based on the fair value of the profits interests by marking to market the assets of Eagle Ventures LLC at the end of each reporting period. The impact of any changes in the estimated fair value of the profits interests was recorded as a change in estimate cumulative to the date of change. The impact on the amortization of the compensation charge of any changes to the estimated vesting periods for the performance related profits interests was adjusted prospectively as a change in estimate. As Eagle Ventures LLC has sold all of its remaining holdings in the Company, the non-cash, non-dilutive charges relating to profits interests ended in the first quarter of 2007 and there will be no charges in future periods. Amount recorded with respect to the non-cash, non-dilutive charge relating to profits interests was $3,137,812 in 2007.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	2009	2008	2007

Stock Option Plans	$ 852,328	$ 301,477	$ 1,118,965
Restricted Stock Grants	13,125,646	10,202,008	-
Stock Grants	-	608,400	~~-~~
Non-dilutive Profits Interests	-	-	3,137,812
Total Non-cash compensation expense	$ 13,977,974	$ 11,111,885	$ 4,256,777

Note 11.  Capital Stock

Common  Stock

On March 6, 2007, the Company sold 5,400,000 of the Company's common shares for $18.95 per share, raising gross proceeds of $102,330,000. On March 23, 2007, the Company raised an additional $7,841,870 in gross proceeds from the underwriter's exercise of their over-allotment option for the sale of 413,819 of the Company's common shares. On September 21, 2007, the Company sold 5,000,000 of the Company's common shares at a price of $25.90 per share, raising gross proceeds of $129,500,000. The Company has incurred fees and expenses aggregating $5,642,117 for the shares sold in 2007.

On June 30, 2009, the Company completed its offering under an Equity Distribution Agreement of $100,000,000.  From May through June 2009, the Company sold 14,847,493 common shares. The net proceeds, after underwriting commission of 2.5% and other issuance fees, amounted to $97,291,046.

Dividends

Payment of dividends is in the discretion of the board of directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company's revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that the Company is in compliance with its loan covenants. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In this connection, the dry bulk market has recently declined substantially. In December 2008, the Company's board of directors suspended the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

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

Note 12.  Shareholder Rights Plan

On November 9, 2007, the Company's board of directors adopted a shareholder rights plan and declared a dividend distribution of one Right for each outstanding share of our common stock to shareholders of record on the close of business on November 23, 2007. Each Right is nominally exercisable, upon the occurrence of certain events, for one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $125.00 per unit, subject to adjustment.

Note 13.  2009, 2008 and 2007 Quarterly Results of Operations (Unaudited)

Consolidated Statement of Operations (Unaudited)	Three Months ended March 31,	Three Months ended June 30,	Three Months ended September 30,	Three Months ended December 31,
2009

Revenues, net of commissions	$55,977,666	$53,021,338	$41,551,805	$42,024,017
Total Operating Expenses	32,265,141	32,918,240	30,428,069	31,592,816
Operating Income	23,712,525	20,103,098	11,123,736	10,431,201
Net Income	17,236,781	13,347,535	512,261	2,190,694

Basic Net Income Per Share	0.37	0.26	0.01	0.04
Diluted Net Income Per Share	0.37	0.26	0.01	0.04

2008

Revenues, net of commissions	$36,686,016	$37,223,200	$51,553,232	$59,962,501
Total Operating Expenses	20,376,459	19,750,394	25,002,973	43,539,354
Operating Income	16,309,557	17,472,806	26,550,259	16,423,147
Net Income	14,345,810	14,906,130	23,221,617	9,159,252

Basic Net Income Per Share	0.31	0.32	0.50	0.20
Diluted Net Income Per Share	0.31	0.32	0.49	0.20
Cash dividends declared and paid	0.50	0.50	0.50	0.50

2007

Revenues, net of commissions	$26,908,532	$28,338,047	$33,955,704	$35,612,521
Total Operating Expenses	16,067,004	14,601,064	15,580,744	18,234,292
Operating Income	10,841,528	13,736,983	18,374,960	17,378,229
Net Income	8,487,788	11,924,695	15,501,895	16,329,603

Basic Net Income Per Share	$0.23	$0.29	$0.37	$0.35
Diluted Net Income Per Share	$0.23	$0.29	$0.37	$0.35
Cash dividends declared and paid	$0.51	$0.50	$0.47	$0.50