Form 10-Q
period 2010-03-31
Eagle Bulk Shipping Inc.
filed 2010-05-07
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
YES [X]             NO [_]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  [_]             NO  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer  [_]   Accelerated Filer  [X]   Non-accelerated Filer  [_]   Smaller reporting company   [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   YES  [_]             NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.01 per share, 62,126,665 shares outstanding as of May 7, 2010.

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements
EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$84,153,391	$71,344,773
Accounts receivable	8,842,296	7,443,450
Prepaid expenses	3,240,664	4,989,446
Fair value above contract value of time charters acquired	550,213	427,359
Total current assets	96,786,564	84,205,028
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $138,461,809 and $125,439,001, respectively	1,274,757,629	1,010,609,956
Advances for vessel construction	302,583,979	464,173,887
Other fixed assets, net of accumulated amortization of $76,049 and $59,519, respectively	254,713	258,347
Restricted cash	16,776,056	13,776,056
Deferred drydock costs	5,281,565	5,266,289
Deferred financing costs	19,912,857	21,044,379
Fair value above contract value of time charters acquired	3,938,242	4,103,756
Fair value of derivative instruments	—	4,765,116
Total noncurrent assets	1,623,505,041	1,523,997,786
Total assets	$1,720,291,605	$1,608,202,814
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,582,920	$2,289,333
Accrued interest	7,824,844	7,810,931
Other accrued liabilities	6,440,541	3,827,718
Deferred revenue and fair value below contract value of time charters acquired	6,385,258	7,718,902
Unearned charter hire revenue	6,821,703	4,858,133
Total current liabilities	33,055,266	26,505,017
Noncurrent liabilities:
Long-term debt	1,002,143,426	900,170,880
Deferred revenue and fair value below contract value of time charters acquired	25,801,147	26,389,796
Fair value of derivative instruments	33,026,330	35,408,049
Total noncurrent liabilities	1,060,970,903	961,968,725
Total liabilities	1,094,026,169	988,473,742
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 62,126,665 shares issued and outstanding	621,267	621,267
Additional paid-in capital	728,596,252	724,250,125
Retained earnings (net of dividends declared of $262,118,388 as of March 31, 2010 and December 31, 2009, respectively)	(69,925,753)	(74,499,387)
Accumulated other comprehensive loss	(33,026,330)	(30,642,933)
Total stockholders' equity	626,265,436	619,729,072
Total liabilities and stockholders' equity	$1,720,291,605	$1,608,202,814

________________

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues, net of commissions	$54,243,725	$55,977,666
Vessel expenses	15,362,733	13,071,197
Depreciation and amortization	13,706,370	10,290,916
General and administrative expenses	9,487,423	8,903,028
Total operating expenses	38,556,526	32,265,141
Operating income	15,687,199	23,712,525
Interest expense	11,176,987	6,486,317
Interest income	(63,422)	(10,573)
Net interest expense	11,113,565	6,475,744
Net income	$4,573,634	$17,236,781
Weighted average shares outstanding :
Basic	62,126,665	47,031,300
Diluted	62,282,017	47,031,300
Per share amounts:
Basic net income	$0.07	$0.37
Diluted net income	$0.07	$0.37

________________

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Net Income	Accumulated Deficit	Other Comprehensive Income (Loss	Total Stockholders' Equity

Balance at December 31, 2009	62,126,665	$621, 267	$724,250,125		(74,499,387)	$(30,642,933)	$619,729,072
Comprehensive income :
Net income	—	—	—	$4,573,634	4,573,634	—	4,573,634
Net unrealized losses on derivatives	—	—	—	—	—	(2,383,397)	(2,383,397)
Comprehensive income	—	—	—	—	—	—	2,190,237
Non-cash compensation	—	—	4,346,127	—	—	—	4,346,127

Balance at March 31, 2010	62,126,665	$621, 267	$728,596,252		$(69,925,753)	$(33,026,330)	$626,265,436

________________

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$4,573,634	$17,236,781
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation	13,039,338	9,694,910
Amortization of deferred drydocking costs	667,032	596,006
Amortization of deferred financing costs	584,717	240,057
Amortization of fair value below contract value of time charter acquired	(864,628)	(649,731)
Non-cash compensation expense	4,346,127	3,896,284
Changes in operating assets and liabilities:
Accounts receivable	(1,398,846)	(884,324)
Other assets	—	(3,549,732)
Prepaid expenses	1,748,782	(79,954)
Accounts payable	3,293,587	1,386,575
Accrued interest	2,051,673	350,812
Accrued expenses	2,612,823	1,822,404
Drydocking expenditures	(682,308)	(86,694)
Deferred revenue	(1,015,005)	13,312,978
Unearned charter hire revenue	1,963,570	(262,193)
Net cash provided by operating activities	30,920,496	43,024,179
Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(117,071,528)	(44,271,329)
Purchase of other fixed assets	(12,896)	—
Net cash used in investing activities	(117,084,424)	(44,271,329)
Cash flows from financing activities:
Bank borrowings	101,972,546	12,875,000
Changes in restricted cash	(3,000,000)	(1,000,000)
Deferred financing costs	—	(939,954)
Net cash provided by financing activities	98,972,546	10,935,046
Net increase in cash	12,808,618	9,687,896
Cash at beginning of period	71,344,773	9,208,862
Cash at end of period	$84,153,391	$18,896,758

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

As of March 31, 2010, the Company's operating fleet consisted of 33 vessels. The Company has an extensive vessel newbuilding program and as of March 31, 2010 had contracts for the construction of 14 vessels. The following tables present certain information concerning the Company's fleet as of March 31, 2010:

No. of Vessels	Dwt	Vessel Type	Delivery	Employment

Vessels in Operation
33 Vessels	1,746,953	30 Supramax		Time Charter
		3 Handymax		Time Charter
Vessels to be delivered
1 Vessels	53,100	53,100 dwt series Supramax	2010	Charter Free
13 Vessels	754,000	58,000 dwt series Supramax	2010-2011	13 Vessels on Time Charter

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

Charterer	% of Consolidated time charter revenue
	Three Months Ended March 31,
	2010	2009

Charterer A	22.0%	20.3%
Charterer B	12.6%	12.0%
Charterer C	-	16.0%
Charterer D	13.9%	18.2%
Charterer E	13.0%	-

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the Securities and Exchange Commission ("SEC") which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2009 Annual Report on Form 10-K.

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

Note 2.  New Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. All the amendments in ASU 2010-09 were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on our financial position, results of operations, or cash flows.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity's first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity's first fiscal quarter beginning after March 5, 2010. We do not expect that the adoption of ASU 2010-11 will have a material impact on our financial position, results of operations, or cash flows.

Note 3.  Vessels

a. Vessel and Vessel Improvements

At March 31, 2010, the Company's operating fleet consisted of 33 dry bulk vessels. In January the Company took delivery of the Thrasher, Crane, Egret and Golden Eagle.  In February the Company took delivery of the Avocet and Imperial Eagle.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2009	$1,010,609,956
Purchase of Vessel Improvements	797,258
Delivery of Newbuild Vessels	276,373,223
Depreciation Expense	(13,022,808)
Vessels and Vessel Improvements, at March 31, 2010	$1,274,757,629

b. Advances for Vessel Construction

The Company took delivery of the Golden Eagle and Imperial Eagle, the last two Japanese built vessels, in January and February 2010, respectively, and four Chinese built vessels the Thrasher, Crane and Egret, in January 2010, and the Avocet in February 2010. In 2009 the Company took delivery of four newly constructed vessels. Two vessels from the Japanese shipyard, the Crested Eagle and Stellar Eagle, delivered in January and March 2009, respectively and two vessels from the Chinese shipyard, Bittern and Canary, delivered in October and December 2009, respectively. In 2008 the Company took delivery of three vessels, the Wren and Woodstar were delivered by the Chinese shipyard in June and October 2008, respectively, and the Crowned Eagle, the first of the Company's five Japanese built vessels, was delivered in November 2008.

As of March 31, 2010, the Company had 14 Supramax vessels under construction at the shipyard in China. The total contract cost of the construction project in China is approximately $589,226,217, of which the Company has advanced $253,188,717 in payments towards the construction of these vessels. These vessels are expected to be delivered between 2010 and 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

Advances for Vessel Construction:

Advances for Vessel Construction, at December 31, 2009	$464,173,887
Progress Payments	102,485,611
Capitalized Interest	4,607,651
Legal and Technical Supervision Costs	7,690,053
Delivery of Newbuild Vessels	(276,373,223)
Advances for Vessel Construction, at March 31, 2010	$302,583,979

Note 4.  Long-Term Debt

At March 31, 2010, the Company's debt consisted of $1,002,143,426 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $730,443,547 for the 33 vessels currently in operation and $271,699,879 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, the credit facility reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires that until the Company is in compliance with the original covenants for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including $48,645,523 from the equity raised in 2009.  These payments reduced the available amount of the credit facility to $1,151,354,477. As of March 31, 2010, $149,211,051 is available for additional borrowings under the credit facility. The Company will continue to be able to borrow the undrawn portion of the facility and the amounts borrowed will bear interest at LIBOR plus 2.50%. Undrawn portions of the facility will bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a full repayment at maturity.

Under the terms of the third amendment of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. As of March 31, 2010, the Company has recorded $16,500,000 as Restricted cash in the accompanying balance sheets.

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

For the three months ended March 31, 2010, interest rates on the outstanding debt ranged from 2.75% to 7.73%, including a margin of 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.98%. The Company incurred a commitment fee of 0.70% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended
	March 31, 2010	March 31, 2009
Loan Interest	$10,592,270	$6,246,260
Amortization of Deferred Financing Costs	584,717	240,057
Total Interest Expense	$11,176,987	$6,486,317

Interest paid, exclusive of capitalized interest, in the three-month periods ended March 31, 2010 and 2009 amounted to $8,540,127 and $5,895,446, respectively.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of March 31, 2010 and December 31, 2009.

Notional Amount Outstanding – March 31, 2010	Notional Amount Outstanding – December 31, 2009	Fixed Rate	Maturity
$—	$25,776,443	4.905%	03/2010
10,995,000	10,995,000	4.980%	08/2010
202,340,000	202,340,000	5.040%	08/2010
100,000,000	100,000,000	4.220%	09/2010
30,000,000	30,000,000	4.538%	09/2010
144,700,000	144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$745,752,830	$771,529,273

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $33,026,330 and $35,408,049 have been recorded in Fair value of derivative instruments in the Company's balance sheets as of March 31, 2010 and December 31, 2009.

Foreign Currency swaps

At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030 to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualified as cash flow hedges.

In February 2009, the Company fixed the gain on its outstanding foreign currency swaps contracts. This gain will be recognized upon delivery of the remaining vessels as an offset to the cost of the vessels. During the year ended December 31, 2009, the Company recognized a foreign currency gain of $8,710,806 which offset the cost of the Japanese vessels upon delivery or payment incurred. During the period ended March 31, 2010, the Company recognized a foreign currency gain of $4,765,116 which offset the cost of the last two Japanese vessels upon their delivery in January, 2010, and February 2010.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. As of March 31, 2010 there are no foreign currency swaps outstanding. Accordingly, an amount of $0 and $4,765,116 have been recorded in Fair value of derivative instruments in the accompanying balance sheets as of March 31, 2010, and December 31, 2009, respectively.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	—	—	—

Liabilities:
Interest rate contracts	—	$33,026,330	—

The fair value of the interest rate and foreign currency swap contracts are based on quoted market prices for a similar contract that can be obtained from external sources.

The Company's policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in or out of Level 2 measurements for the three-month period ended March 31, 2010.

Note  6.  Commitments and Contingencies

 Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,687 and $9,173 per vessel during the three months ended March 31, 2010 and 2009, respectively.

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

Note 7.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of March 31, 2010, does not include 1,000,508 restricted stock units and 641,217 stock options as their effect was anti-dilutive.

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Income	$4,573,634	$17,236,781
Weighted Average Shares – Basic	62,126,665	47,031,300
Dilutive effect of stock options and restricted stock units	155,352	0
Weighted Average Shares – Diluted	62,282,017	47,031,300
Basic Earnings Per Share	$0.07	$0.37
Diluted Earnings Per Share	$0.07	$0.37

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

The Company granted restricted stock units ("RSUs") to members of its management which vest ratably between three to five years. As of March 31, 2010, RSUs covering a total of 2,144,508 of the Company's shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company's shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three months ended March 31, 2010 and 2009, the amortization charge was $3,739,103 and $3,270,064, respectively. The remaining expense for each of the years ending 2010, 2011, and 2012 will be $10,547,423, $7,326,562, and $6,680,767, respectively, and $2,276,805 thereafter.

As of December 31, 2009, options covering 813,483 of the Company's common shares were outstanding.  These options were awarded to members of its management and its independent non-employee directors. On March 8, 2010, the Company granted options to purchase 200,000 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $5.91 per share and expire five years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of FAS 123(R), the fair value of the options granted of $597,034 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2010 grant included a risk free interest rate of 1.16%, and an expected stock price volatility factor of 85%.  For the three months ended March 31, 2010 and 2009, the Company has recorded a non-cash compensation charge of $607,024 and $626,220, respectively. As of March 31, 2010, options covering 1,013,483 of the Company's common shares are outstanding with exercise prices ranging from $5.00 to $21.88 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between five to ten years from the date of grant.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended March 31,
	2010	2009
Stock Option Plans	$607,024	$626,220
Restricted Stock Grants	3,739,103	3,270,064
Total Non-cash compensation expense	$4,346,127	$3,896,284

In 2006 and 2007, the Company granted Dividend Equivalent Rights Awards ("DERs") to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company's shareholders. As of March 31, 2010, DERs equivalent to 574,000 of the Company's common shares are outstanding. For the three months ended March 31, 2010 and 2009, the Company has recorded in General and Administrative Expense cash compensation expenses of $0.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended March 31, 2010 and 2009. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of the Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of March 31, 2010, we owned and operated a modern fleet of 33 Handymax segment dry bulk vessels, 30 of which are of the Supramax class. We also have an on-going Supramax newbuilding program for the construction of 14 newbuilding vessels in China. Upon delivery of all newbuilding vessels by the end of 2011, our total fleet will consist of 47 vessels with a combined carrying capacity of approximately 2.55 million dwt. We also hold options for the construction of an additional eight Supramax dry bulk vessels at the same shipyard in China.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels, which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 33 vessels in our operating fleet, with an aggregate carrying capacity of 1,746,952 deadweight tons, have an average age of only five years compared to an average age for the world Handymax dry bulk fleet of approximately 15 years.

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

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over Panamax and Capesize vessels,

(2)
our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. A significant proportion of our charters on the vessels in our operating fleet range in length from one to three years, and a few of the newly constructed vessels are on long term charters with an average duration of eight years. A few of our vessels in the operating fleet are on charters whose revenues are linked to the Baltic Supramax index and have durations of one-year or less. These index linked charters provide us with the revenue upside as the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index linked charters. Our use of time charters also mitigates in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year and weaker in the second and third quarters. Our time charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

We have employed all of our vessels in our operating fleet on time charters. During the three months ended March 31, 2010, we took delivery of six newbuilding vessels, Thrasher, Crane, Egret, Golden Eagle, Avocet and Imperial Eagle, which promptly entered into their respective charters. The following table represents certain information about the Company's revenue earning charters on its operating fleet:

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate
Avocet (3)	2010	53,462	May 2016 May 2016 to Dec 2018/May 2019	$18,400 $18,000 (with 50% profit share over $22,000)
Bittern (4)	2009	57,809	Jan 2015 Jan 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)
Canary (5)	2009	57,809	March 2015 Mar 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)
Cardinal	2004	55,362	Sep 2010 to November 2010	$16,250
Condor	2001	50,296	Jul 2010 to Oct 2010	$22,000
Crane (6)	2010	57,809	Apr 2015 Apr 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)
Crested Eagle (2,7)	2009	55,989	January 2011 to April 2011	$11,500 (with 50% Index share over $11,500)
Crowned Eagle	2008	55,940	March 2010 to May 2010	$25,000
Egret Bulker(8)	2010	57,809	Oct 2012 to Feb 2013	$17,650 (with 50% profit share over $20,000)
Falcon(9)	2001	51,268	April 2010 to Jun 2010	$39,500
Golden Eagle (2,10)	2010	55,989	Dec 2010 to Mar 2011	Index
Goldeneye (2)	2002	52,421	May 2010 to July 2010	Index (with minimum $8,500)
Griffon (11)	1995	46,635	February 2010 to May 2010	$14,375
Harrier	2001	50,296	April 2010 to August 2010	$13,500
Hawk I	2001	50,296	May 2010 to August 2010	$13,000
Heron (12)	2001	52,827	January 2011 to May 2011	$26,375
Imperial Eagle (2,13)	2010	55,989	Jan 2011 to Mar 2011	Index
Jaeger (14)	2004	52,248	April 2010 to July 2010	$26,000
Kestrel I	2004	50,326	March 2010 to July 2010	$11,500
Kite	1997	47,195	November 2010 to January 2011	$17,000
Kittiwake (2)	2002	53,146	August 2010 to October 2010	Index (with minimum $8,500)
Merlin (15)	2001	50,296	December 2010 to March 2011	$23,000
Osprey I (16)	2002	50,206	March 2010 to May 2010	$18,000
Peregrine (2)	2001	50,913	January 2010 Jan 2010 to Jan 2011/Mar 2011	$8,500 $10,500 (with 50% Index share over $10,500)
Redwing (2)	2007	53,411	August 2010 to October 2010	Index (with minimum $8,500)
Shrike	2003	53,343	May 2010 to August 2010	$25,600
Skua (2)	2003	53,350	Sep 2010 to November 2010	Index (with minimum $8,500)
Sparrow (17)	2000	48,225	February 2010 to May 2010	$10,000
Stellar Eagle	2009	55,989	February 2010 to May 2010	$12,000
Tern	2003	50,200	Mar 2010 to June2010/Aug 2010	$23,500
Thrasher (18)	2010	53,360	Apr 2016 Apr 2016 to Dec 2018/Apr 2019	$18,400 $18,000 (with 50% profit share over $22,000)
Woodstar (19)	2008	53,390	January 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000 (with 50% profit share over $22,000)
Wren (20)	2008	53,349	Dec 2011 Dec 2011 to Dec 2018/Apr 2019	$24,750 $18,000 (with 50% profit share over $22,000)

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 6.25%, to third party ship brokers.

(2)	Index, an average of the trailing Baltic Supramax Index.
(3)	Revenue recognition for the AVOCET is based on an average daily base rate of $18,281.
(4)	Revenue recognition for the BITTERN is based on an average daily base rate of $18,485.
(5)	Revenue recognition for the CANARY is based on an average daily base rate of $18,493.
(6)	Revenue recognition for the CRANE is based on an average daily base rate of $18,497.
(7)	The charterer of the CRESTED EAGLE has exercised an option to extend the charter period by 11 to 13 months from February 2010.
(8)
The EGRET BULKER has entered into a charter for 33 to 37 months. The charter rate is $17,650 per day with a 50% profit share for earned rates over $20,000 per day. The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.

(9)	Upon completion of the previous charter in April 2010, the FALCON commenced a charter for four to six months at $25,000 per day.
(10)	The GOLDEN EAGLE commenced an index based charter for 11 to 13 months. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period.
(11)	The charter rate of the GRIFFON has been changed to $14,375 as a result of an arbitration settlement reached in March 2010.
(12)
The charterer of the HERON has an option to extend the charter period by 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.

(13)	The IMPERIAL EAGLE commenced an index based charter for 11 to 13 months. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period.
(14)	Upon completion of the previous charter in January 2010, the JAEGER commenced a charter for three to five months at $26,000 per day.
(15)	Revenue recognition for the MERLIN is based on an average daily rate of $25,000.
(16)	Upon completion of the previous charter in April 2010, the OSPREY I commenced a charter for four to six months at $25,250 per day.
(17)	Upon completion of the previous time charter in April 2010 the SPARROW commenced a charter for four to six months at $24,000 per day.
(18)	Revenue recognition for the THRASHER is based on an average daily base rate of $18,280.
(19)	Revenue recognition for the WOODSTAR is based on an average daily base rate of $18,154.
(20)	Revenue recognition for the WREN is based on an average daily base rate of $20,245.

The following table, as of March 31, 2010, represents certain information about the Company's newbuilding vessels being constructed and their expected employment upon delivery:

Vessel	Dwt	Year Built – Actual or Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Gannet Bulker (4,7)	58,000	2010Q2	Jan 2013 to May 2013	$17,650	50% over $20,000
Grebe Bulker (4,7)	58,000	2010Q2	Jan 2013 to May 2013	$17,650	50% over $20,000
Ibis Bulker (4)	58,000	2010Q2	Mar 2013 to Jul 2013	$17,650	50% over $20,000
Jay	58,000	2010Q3	Dec 2015	$18,500	50% over $21,500
			Dec 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher	58,000	2010Q3	Dec 2015	$18,500	50% over $21,500
			Dec 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	2010Q3	Feb 2017 to Feb 2018	$18,400	—
Thrush	53,100	2010Q4	Charter Free	—	—
Nighthawk	58,000	2011Q1	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	2011Q3	Jan 2018 to Jan 2019	$18,400	—
Owl	58,000	2011Q3	Feb 2018 to Feb 2019	$18,400	—
Petrel (4)	58,000	2011Q4	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Puffin (4)	58,000	2011Q4	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (4)	58,000	2011Q4	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (4)	58,000	2011Q4	Sep 2014 to Jan 2015	$17,650	50% over $20,000

Vessel	Dwt	Year Built – Actual or Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share

CONVERTED INTO OPTIONS
Snipe (6)	58,000	2012Q1	Charter Free	—	—
Swift (6)	58,000	2012Q1	Charter Free	—	—
Raptor (6)	58,000	2012Q2	Charter Free	—	—
Saker (6)	58,000	2012Q2	Charter Free	—	—
Besra (5,6)	58,000	2011Q4	Charter Free	—	—
Cernicalo (5,6)	58,000	2011Q1	Charter Free	—	—
Fulmar (5,6)	58,000	2011Q3	Charter Free	—	—
Goshawk (5,6)	58,000	2011Q4	Charter Free	—	—

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 1.25% to 6.25% to third party ship brokers.
(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(5)	Options for construction declared on December 27, 2007.
(6)	Firm contracts converted to options in December 2008.
(7)	The GANNET BULKER and GREBE BULKER were delivered Subsequent to the end of the first quarter.

Fleet Management

The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City. We currently have a total of thirty four shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition; and

•	financial, accounting and information technology services.

Technical Management

The technical management of majority our fleet is provided by our unaffiliated third party technical managers, V.Ships, Wilhelmsen Ship Management and Anglo Eastern International Ltd., that we believe are three of the world's largest providers of independent ship management and related services. We have also set up our own in-house technical management capability, under which we provide technical management services to several of our vessels, in order to establish a vessel management bench-mark with our external technical managers. We review the performance of our managers on an annual basis and may add or change technical managers.

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

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended March 31, 2010 and 2009, the technical management fee averaged $9,687 and $9,173 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded under Vessel Expenses.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Reports on Form 10-K. There have been no material changes from the "Critical Accounting Policies" previously disclosed in our Form 10-K for the year ended December 31, 2009.

Results of Operations for the three-month periods ended March 31, 2010 and 2009:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended
	March 31, 2010	March 31, 2009

Ownership Days	2,826	2,138
Available Days	2,804	2,137
Operating Days	2,776	2,128
Fleet Utilization	99.0%	99.6%

•           Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three-month period ended March 31, 2010, increased 32% from the corresponding period in 2009 as we operated 33 vessels in the first quarter of 2010 compared to 25 vessels in the corresponding period in 2009.

•           Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three-month period ended March 31, 2010, the Company drydocked one vessel and none in the comparable quarter in 2009.

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

Gross time charter revenues in the quarter ended March 31, 2010 were $57,362,935 compared to $58,621,700 recorded in the comparable quarter in 2009. Gross revenues declined due to lower rates on charter renewals offset by operation of a larger fleet size. Vessels with legacy time charters saw lower rates upon charter renewals. Gross revenues recorded in the quarter ended March 31, 2010 include an arbitration settlement in the amount of $1,089,759, reached in March 2010. Gross revenues recorded in the quarter ended March 31, 2010 and 2009, include an amount of $864,628 and $649,731, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended March 31, 2010 and 2009 were $3,119,210 and $2,644,034, respectively. Net revenues during the quarter ended March 31, 2010 and 2009, were $54,243,725 and $55,977,666, respectively.

           Vessel Expenses

Vessel expenses for the three-month period ended March 31, 2010, were $15,362,733 compared to $13,071,197 in the comparable quarter in 2009. The increase in vessel expense is attributable to a larger fleet size in operation, increases in insurance costs, costs relating to anti-piracy measures, and general increases in costs of stores and spares. Vessel expenses for the three-month period ended March 31, 2010, included $14,577,346 in vessel operating costs and $785,387 in technical management fees. Vessel expenses for the comparable period in 2009 included $12,428,975 in vessel operating costs and $642,222 in technical management fees.

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

Depreciation and Amortization

For the three-month periods ended March 31, 2010 and 2009, total depreciation and amortization expense was $13,706,370 and $10,290,916, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2010 includes $13,039,338 of vessel depreciation and other fixed assets amortization, and $667,032 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended March 31, 2009 were $9,694,910 of vessel depreciation and $596,006 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period in 2010 compared to 2009.

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

Amortization of deferred financing costs which relate to the vessels on the water is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended March 31, 2010 and 2009, the amortization of deferred financing costs allocated to the vessels on the water was $584,717 and $240,057, respectively.

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

General and administrative expenses for the three-month periods ended March 31, 2010 and 2009 were $9,487,423 and $8,903,028, respectively. These general and administrative expenses include a non-cash compensation component of $4,346,127 and $3,896,284, respectively. The increase in general and administrative expenses for the three-month period ended March 31, 2010, is primarily attributable to higher administrative costs associated with operating a larger fleet, our extensive newbuilding program, amortization of restricted stock awards and stock option compensation.

Capitalized Interest

At March 31, 2010, we had contracts for the construction of 14 newbuilding vessels which are expected to be delivered in 2010 and 2011. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended March 31, 2010, capitalized interest amounted to $4,607,651 ($4,060,846 in interest and $546,805 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three months period in 2009, capitalized interest amounted to $6,779,318 ($6,322,705 in interest and $456,613 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements.

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Income	$4,573,634	$17,236,781
Interest Expense	11,176,987	6,486,317
Depreciation and Amortization	13,706,370	10,290,916
Amortization of fair value (below) above market of time charter acquired	(864,628)	(649,731)
EBITDA	28,592,363	33,364,283
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	4,346,127	3,896,284
Credit Agreement EBITDA	$32,938,490	$37,260,567

(1) Stock based compensation related to stock options and restricted stock units (see Notes to our financial statements).

Effects of Inflation

        We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the three-month periods ended March 31, 2010 and 2009, was $30,920,496 and $43,024,179, respectively. The decrease was primarily due to lower rates on charter renewals offset by operation of a larger fleet.

Net cash used in investing activities during the three-month period ended March 31, 2010, was $117,084,424, compared to $44,271,329 during the corresponding three-month period ended March 31, 2009. Investing activities during the three-month period ended March 31, 2010 related primarily to making progress payments and incurring related vessel construction expenses for the newbuilding vessels.

Net cash provided by financing activities during the three-month period ended March 31, 2010, was $98,972,546, compared to net cash provided by financing activities of $10,935,046 during the corresponding three-month period ended March 31, 2009. Financing activities during the three-month period ended March 31, 2010, primarily involved borrowings of $101,972,546 from our revolving credit facility.  Financing activities during the three-month period ended March 31, 2009, primarily involved borrowings of $12,875,000.

As of March 31, 2010, our cash balance was $84,153,391, compared to a cash balance of $71,344,773 at December 31, 2009. In addition, $16,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted cash in our financial statements as of March 31, 2010. Also recorded in Restricted Cash is an amount of $276,056, which is collateralizing a letters of credit relating to our office leases.

At March 31, 2010, the Company's debt consisted of $1,002,143,426 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $730,443,547 for the 33 vessels currently in operation and $271,699,879 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007 (See section in the Company's 2009 Annual Report on Form 10-K entitled "Revolving Credit Facility" for a description of the facility and its amendments). The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. We were in compliance with all of the covenants contained in our amended debt agreements as of March 31, 2010. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans.

Our loan agreements for our borrowings are secured by liens on our vessels and contain various financial covenants. The covenants relate to our financial position, operating performance and liquidity. The market value of dry bulk vessels is sensitive, among other things, to changes in the dry bulk charter market. The recent general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. The decline in charter rates in the dry bulk market coupled with the prevailing difficulty in obtaining financing for vessel purchases have adversely affected dry bulk vessel values. A continuation of these conditions, could lead to a significant decline in the fair market values of our vessels, which could impact our compliance with these loan covenants. The recent developments in the credit markets and related impact on the dry bulk charter market and have also resulted in additional risks. The occurrence of one or more of these risk factors could adversely affect our results of operations or financial condition. Please refer to the section entitled "Risk Factors" in Part II of this document which should be read in conjunction with the risk factors included in the Company's 2009 Annual Report on Form 10-K.

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

Dividends

The Company did not make any dividend payments in the first quarter of 2010 and 2009. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2010:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$194,935	$141,103	—	—	$336,038
Bank Loans	—	—	$1,002,143	—	1,002,143
Interest and borrowing fees (2)	58,987	118,135	73,693	—	250,815
Office lease	649	1,670	1,670	2,645	6,634
Total	$254,571	$260,908	$1,077,506	$2,645	$1,595,630

(1)  The balance of the contract price in US dollars for the 14 newbuilding vessels which are to be constructed and delivered between 2010 and 2011.
(2)  The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $745,752,830. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

We make capital expenditures from time to time in connection with our vessel acquisitions. As of March 31, 2010, our fleet consists of 33 vessels which are currently operational and 14 newbuilding vessels which have been contracted for construction.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. One vessel was drydocked in the three months ended March 31, 2010. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2010	66	$1.65 million
September 30, 2010	66	$1.65 million
December 31, 2010	44	$1.10 million
March 31, 2011	44	$1.10 million

(1)Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from the "Interest Rate Risk" previously disclosed in our Form 10-K for the year ended December 31, 2009.

Currency and Exchange Rates

There have been no material changes from the "Currency and Exchange Rates" risk previously disclosed in our Form 10-K for the year ended December 31, 2009.

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

Item 1A – Risk Factors

There have been no material changes from the "Risk Factors" previously disclosed in our Form 10-K for the year ended December 31, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (3)
4.1	Form of Share Certificate of the Company (4)
4.2	Form of Senior Indenture (5)
4.3	Form of Subordinated Indenture (6)
4.4	Rights Agreement (7)
10.1
Amendatory Agreement, dated as of July 3, 2008, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger (8)

10.2
Second Amendatory Agreement, dated as of December 17, 2008, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger (9)

10.3
Third Amendatory Agreement, dated as of August 4, 2009, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger (10)

10.4	Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas (11)

10.5	Eagle Bulk Shipping Inc. 2009 Equity Incentive Plan (12)
10.6	Delphin Management Agreement (13)
31.1	Rule 13a-14(d) / 15d-14(a) Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

(1) Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1/A, File No. 333-123817, filed on June 20, 2005.
(2) Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A, File No. 333-123817, filed on June 20, 2005.
(3) Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A, File No. 001-33831, dated November 13, 2007.
(4) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1/A, File No. 333-123817, filed on June 20, 2005.
(5) Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 333-139745, filed on December 29, 2006.
(6) Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3, File No. 333-139745, filed on December 29, 2006.
(7) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, File No. 001-33831, dated November 13, 2007.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2008.
(9) Incorporated by reference to Exhibit 4.9 to the Company's Post-Effective Amendment to an automatic shelf registration statement on Form POSASR, File No. 333-148417, filed on March 2, 2009.
(10) Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2009.
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 20, 2008.
(12) Incorporated by reference to Appendix A to the Company's Proxy Statement pursuant to Schedule 14A filed on April 10, 2009.
(13) Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles N. Zoullas
Sophocles N. Zoullas
Chairman of the Board and Chief Executive Officer
Date: May 7, 2010

By:	/s/ Alan S. Ginsberg
Alan S. Ginsberg
Chief Financial Officer and Principal Accounting Officer
Date: May 7, 2010