Form 10-Q
period 2010-06-30
Eagle Bulk Shipping Inc.
filed 2010-08-06
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
YES X           NO __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  __           NO __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  __   Accelerated filer  X    Non-accelerated filer __    Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   YES __            NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.01 per share, 62,215,915 shares outstanding as of August 6, 2010.

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements
EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2010	December 31, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$102,134,080	$71,344,773
Accounts receivable	10,552,202	7,443,450
Prepaid expenses	3,552,789	4,989,446
Fair value above contract value of time charters acquired	597,008	427,359
Total current assets	116,836,079	84,205,028
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $153,210,344 and $125,439,001, respectively	1,409,037,717	1,010,609,956
Advances for vessel construction	240,592,076	464,173,887
Other fixed assets, net of accumulated amortization of $94,914 and $59,519, respectively	298,875	258,347
Restricted cash	18,276,056	13,776,056
Deferred drydock costs	5,087,373	5,266,289
Deferred financing costs	18,768,770	21,044,379
Fair value above contract value of time charters acquired	3,868,278	4,103,756
Fair value of derivative instruments	—	4,765,116
Total noncurrent assets	1,695,929,145	1,523,997,786
Total assets	$1,812,765,224	$1,608,202,814
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,385,864	$2,289,333
Accrued interest	8,363,052	7,810,931
Other accrued liabilities	10,831,045	3,827,718
Deferred revenue and fair value below contract value of time charters acquired	6,164,231	7,718,902
Unearned charter hire revenue	5,970,032	4,858,133
Total current liabilities	33,714,224	26,505,017
Noncurrent liabilities:
Long-term debt	1,080,240,926	900,170,880
Deferred revenue and fair value below contract value of time charters acquired	25,187,956	26,389,796
Fair value of derivative instruments	29,520,148	35,408,049
Total noncurrent liabilities	1,134,949,030	961,968,725
Total liabilities	1,168,663,254	988,473,742
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 62,215,915 and 62,126,665 shares issued and outstanding, respectively	622,159	621,267
Additional paid-in capital	731,913,790	724,250,125
Retained earnings (net of dividends declared of $262,118,388 as of June 30, 2010 and December 31, 2009, respectively)	(58,913,831)	(74,499,387)
Accumulated other comprehensive loss	(29,520,148)	(30,642,933)
Total stockholders' equity	644,101,970	619,729,072
Total liabilities and stockholders' equity	$1,812,765,224	$1,608,202,814

_________________________

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues, net of Commissions	$65,612,840	$53,021,338	$119,856,565	$108,999,004

Vessel Expenses	16,052,945	12,933,808	31,530,334	26,005,005
Depreciation and Amortization	15,537,068	10,943,247	29,243,437	21,234,163

General and Administrative Expenses	10,479,379	9,041,185	19,852,146	17,944,213
Total Operating Expenses	42,069,392	32,918,240	80,625,917	65,183,381

Operating Income	23,543,448	20,103,098	39,230,648	43,815,623

Interest Expense	12,607,754	6,815,853	23,784,740	13,302,170
Interest Income	(76,227)	(60,290)	(139,648)	(70,863)
Net Interest Expense	12,531,527	6,755,563	23,645,092	13,231,307

Net Income	$11,011,921	$13,347,535	$15,585,556	$30,584,316

Weighted Average Shares Outstanding:
Basic	62,176,684	52,252,714	62,215,915	49,656,431
Diluted	62,336,774	52,295,221	62,366,183	49,686,359

Per Share Amounts:
Basic Net Income	$0.18	$0.26	$0.25	$0.62
Diluted Net Income	$0.18	$0.26	$0.25	$0.62

_________________________

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Net Income	Accumulated Deficit	Other Comprehensive Income (Loss	Total Stockholders' Equity

Balance at December 31, 2009	62,126,665	$621, 267	$724,250,125		$(74,499,387)	$(30,642,933)	$619,729,072
Comprehensive income :
Net income	—	—	—	$15,585,556	15,585,556	—	15,585,556
Net unrealized gain on derivatives	—	—	—	—	—	1,122,785	1,122,785
Comprehensive income	—	—	—	—	—	—	16,708,341
Issuance of restricted shares	89,250	892	(366,300)	—	—	—	(365,408)
Non-cash compensation	—	—	8,029,965	—	—	—	8,029,965

Balance at June 30, 2010	62,215,915	$622,159	$731,913,790		$(58,913,831)	$(29,520,148)	$644,101,970

_________________________

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$15,585,556	$30,584,316
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation	27,806,738	20,019,912
Amortization of deferred drydocking costs	1,436,699	1,214,251
Amortization of deferred financing costs	1,332,743	509,514
Amortization of fair value below contract value of time charter acquired	(2,036,105)	(1,297,180)
Non-cash compensation expense	8,029,965	7,241,717
Changes in operating assets and liabilities:
Accounts receivable	(3,108,752)	(1,015,571)
Other assets	—	(1,901,716)
Prepaid expenses	1,436,657	(211,897)
Accounts payable	96,531	750,332
Accrued interest	2,403,559	487,835
Accrued expenses	7,003,327	4,990,685
Drydocking expenditures	(1,257,783)	(1,186,408)
Deferred revenue	(654,577)	6,551,463
Unearned charter hire revenue	1,111,899	(280,749)
Net cash provided by operating activities	59,186,457	66,456,504

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(203,525,865)	(60,436,569)
Purchase of other fixed assets	(75,923)	(61,689)
Net cash used in investing activities	(203,601,788)	(60,498,258)

Cash flows from financing activities:
Issuance of Common Stock	—	99,999,997
Equity issuance costs	—	(2,708,951)
Bank borrowings	180,070,046	19,505,000
Changes in restricted cash	(4,500,000)	(1,000,000)
Deferred financing costs	—	(1,296,994)
Cash used to settle net share equity awards	(365,408)	(406,487)
Net cash provided by financing activities	175,204,638	114,092,565

Net increase in cash	30,789,307	120,050,811
Cash at beginning of period	71,344,773	9,208,862
Cash at end of period	$102,134,080	$129,259,673
_________________________

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

The Company is a holding company incorporated in 2005 under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of its wholly-owned subsidiaries incorporated in the Republic of the Marshall Islands. The primary activity of each of the subsidiaries is the ownership of a vessel. The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company.

As of June 30, 2010, the Company's operating fleet consisted of 36 vessels. The Company has an extensive vessel newbuilding program and as of June 30, 2010 had contracts for the construction of 11 vessels. The following tables present certain information concerning the Company's fleet as of June 30, 2010:

No. of Vessels	Dwt	Vessel Type	Delivery	Employment

Vessels in Operation
36 Vessels	1,920,346	33 Supramax		Time Charter
		3 Handymax		Time Charter
Vessels to be delivered
1 Vessel	53,100	53,100 dwt series Supramax	2010	Charter Free
10 Vessels	580,000	58,000 dwt series Supramax	2010-2011	10 Vessels on Time Charter

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

	% of Consolidated Time Charter Revenue
	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Charterer
Charterer A	20%	14%	21%	17%
Charterer B	-	12%	10%	12%
Charterer C	-	17%	-	17%
Charterer D	-	20%	11%	19%
Charterer E	16%	-	14%	-

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

Note 2.  New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010, early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations, or cash flows.

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

Note 3.  Vessels

a. Vessel and Vessel Improvements

At June 30, 2010, the Company's operating fleet consisted of 36 dry bulk vessels. In January the Company took delivery of the Thrasher, Crane, Egret and Golden Eagle.  In February the Company took delivery of the Avocet and Imperial Eagle. In April, May and June the Company took delivery of the Gannet Bulker, Grebe Bulker and Ibis Bulker, respectively.

On April 5, 2010, the Company decided to sell the oldest and smallest vessel in its fleet, the Griffon a 1995-built Handymax.  On May 18, 2010, the Company reached an agreement to sell the vessel for $21,070,000, after brokerage commission payable to a third party.  The Company expects to realize a net gain of approximately $110,000 during the third quarter of 2010. The Griffon is not available for delivery before August 16, 2010.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2009	$1,010,609,956
Vessel Improvements	2,557,053
Delivery of Newbuild Vessels	423,642,051
Depreciation Expense	(27,771,343)
Vessels and Vessel Improvements, at June 30, 2010	$1,409,037,717

b. Advances for Vessel Construction

The Company took delivery of the Golden Eagle and Imperial Eagle, the last two Japanese-built vessels, in January and February 2010, respectively, and seven Chinese-built vessels the Thrasher, Crane and Egret, in January 2010, Avocet in February 2010 and Gannet Bulker, Grebe Bulker and Ibis Bulker in April, May and June, respectively. In 2009, the Company took delivery of four newly constructed vessels. Two vessels from a Japanese shipyard, the Crested Eagle and Stellar Eagle, were delivered in January and March 2009, respectively. Two vessels from a Chinese shipyard, the Bittern and Canary, were delivered in October and December 2009, respectively. In 2008 the Company took delivery of three vessels, the Wren and Woodstar were delivered by a Chinese shipyard in June and October 2008, respectively, and the Crowned Eagle, first of our five Japanese built vessels, was delivered in November 2008.

As of June 30, 2010, the Company has 11 Supramax vessels under construction at a shipyard in China. The total contract cost of the construction project in China is approximately $399,600,000, of which the Company has advanced $143,460,000 in payments towards the construction of these vessels. These vessels are expected to be delivered between 2010 and 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

Advances for Vessel Construction:

Advances for Vessel Construction, at December 31, 2009	$464,173,887
Progress Payments	180,662,487
Capitalized Interest	8,275,439
Legal and Technical Supervision Costs	11,122,314
Delivery of Newbuild Vessels	(423,642,051)
Advances for Vessel Construction, at June 30, 2010	$240,592,076

Note 4.  Long-Term Debt

At June 30, 2010, the Company's debt consisted of $1,080,240,926 in net borrowings under its amended Revolving Credit Facility. These borrowings consisted of $872,944,334 for the 36 vessels currently in operation and $207,296,592 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, the credit facility reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four-quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four-quarter basis. The amendment also requires that until the Company is in compliance with the original covenants for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including $48,645,523 from the equity raised in 2009.  These payments reduced the available amount of the credit facility to $1,151,354,477. As of June 30, 2010, $71,113,551 is available for additional borrowings under the credit facility. The Company will continue to be able to borrow the undrawn portion of the facility and the amounts borrowed will bear interest at LIBOR plus 2.50%. Undrawn portions of the facility will bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a full repayment at maturity.

Under the terms of the third amendment of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. As of June 30, 2010, the Company has recorded $18,000,000 as Restricted cash in the accompanying balance sheets.

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

For the three months ended June 30, 2010, interest rates on the outstanding debt ranged from 2.75% to 7.73%, including a margin of 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.57%. The Company incurred a commitment fee of 0.70% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized until the vessels are delivered. Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Loan Interest	$11,859,728	$6,546,396	$22,451,997	$12,792,656
Amortization of Deferred Financing Costs	748,026	269,457	1,332,743	509,514
Total Interest Expense	$12,607,754	$6,815,853	$23,784,740	$13,302,170

Interest paid, exclusive of capitalized interest, in the six month periods ended June 30, 2010 and 2009 amounted to $20,048,980 and $6,425,528, respectively.

Interest Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of June 30, 2010 and December 31, 2009.

Notional Amount Outstanding – June 30, 2010	Notional Amount Outstanding – December 31, 2009	Fixed Rate	Maturity
$ —	$ 25,776,443	4.905%	03/2010
10,995,000	10,995,000	4.980%	08/2010
202,340,000	202,340,000	5.040%	08/2010
100,000,000	100,000,000	4.220%	09/2010
30,000,000	30,000,000	4.538%	09/2010
144,700,000	144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$ 745,752,830	$ 771,529,273

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $29,520,148 and $35,408,049 have been recorded in Fair value of derivative instruments in the Company's balance sheets as of June 30, 2010 and December 31, 2009.

Foreign Currency swaps

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps were designated and qualified as cash flow hedges.

At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030. In February 2009, the Company fixed the gain on its outstanding foreign currency swaps contracts. This gain was recognized upon delivery of the remaining vessels as an offset to the cost of the vessels. During the year ended December 31, 2009, the Company recognized a foreign currency gain of $8,710,806 which offset the cost of the Japanese vessels upon delivery or payment incurred. The Company recognized in the first quarter of 2010 a foreign currency gain of $4,765,116 which offset the cost of the last two Japanese vessels upon their delivery in January 2010 and February 2010.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. As of June 30, 2010 there are no foreign currency swaps outstanding. Accordingly, an amount of $0 and $4,765,116 had been recorded as an asset in Fair value of derivative instruments in the accompanying balance sheets as of June 30, 2010, and December 31, 2009, respectively.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	—	—	—

Liabilities:
Interest rate contracts	—	$29,520,148	—

The fair value of the interest rate contracts are based on quoted market prices for a similar contract that can be obtained from external sources.

The Company's policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in or out of Level 2 measurements for the six-month period ended June 30, 2010.

Note  6.  Commitments and Contingencies

 Vessel Technical Management Contract

The Company has technical management agreements for some of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,652 and $9,035 per vessel during the six months ended June 30, 2010 and 2009, respectively.

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

Note 7.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share for the six months as of June 30, 2010, does not include 989,519 restricted stock units and 790,668 stock options as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Income	$11,011,921	$13,347,535	$15,585,556	$30,584,316
Weighted Average Shares – Basic	62,176,684	52,252,714	62,215,915	49,656,431
Dilutive effect of stock options and restricted stock units	160,090	42,507	150,268	29,928
Weighted Average Shares – Diluted	62,336,774	52,295,221	62,366,183	49,686,359
Basic Earnings Per Share	$0.18	$0.26	$0.25	$0.62
Diluted Earnings Per Share	$0.18	$0.26	$0.25	$0.62

Note 8.  Capital Stock

Dividends

Payment of dividends is at the discretion of the board of directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company's revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that the Company is in compliance with its loan covenants. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In December 2008, the Company's board of directors suspended the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

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

The Company granted restricted stock units ("RSUs") to members of its management which vest ratably over periods running from three to five years. As of June 30, 2010, RSUs covering a total of 1,977,841 of the Company's shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company's shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the six and three months ended June 30, 2010, the amortization charge was $7,307,797 and $3,569,435, respectively. The remaining expense for each of the years ending 2010, 2011, and 2012 will be $6,696,529, $7,285,562, and $6,640,759, respectively, and $2,276,805 thereafter.

As of December 31, 2009, options covering 813,483 of the Company's common shares were outstanding.  These options were awarded to members of its management and its independent non-employee directors. On March 8, 2010 and May 20, 2010, the Company granted options to purchase 200,000 and 50,000, respectively, of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $5.91 and $4.59, respectively, per share and expire five years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of FAS 123(R), the fair value of the options granted of $597,034 and $114,403, respectively, was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2010 grants included a risk free interest rate of 1.16% and 1%, respectively, and an expected stock price volatility factor of 85% and 84%, respectively.  For the six and three months ended June 30, 2010, the Company has recorded a non-cash compensation charge of $722,168 and $114,403, respectively. As of June 30, 2010, options covering 1,063,483 of the Company's common shares are outstanding with exercise prices ranging from $4.59 to $21.88 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between six to ten years from the date of grant.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Stock Option Plans	$114,403	$75,370	$722,168	$701,590
Restricted Stock Grants	3,569,435	3,270,063	7,307,797	6,540,127
Total Non-cash compensation expense	$3,683,838	$3,345,433	$8,029,965	$7,241,717

The Company granted Dividend Equivalent Rights Awards ("DERs") to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company's shareholders. As of June 30, 2010, DERs equivalent to 574,000 of the Company's common shares are outstanding. For the six months ended June 30, 2010 and 2009, the Company has recorded cash compensation expenses of $0 in General and Administrative Expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month and six-month periods ended June 30, 2010 and 2009. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections.  These statements may include words such as "believe," "estimate," "project," "intend," "expect," "plan," "anticipate," and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which declined significantly in 2009 from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this quarterly report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Republic of the Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of June 30, 2010, we owned and operated a modern fleet of 36 Handymax segment dry bulk vessels, 33 of which are of the Supramax class. We also have an on-going Supramax newbuilding program for the construction of an additional 11 newbuilding vessels in China. Upon delivery of all newbuilding vessels by the end of 2011, our total fleet will consist of 47 vessels with a combined carrying capacity of approximately 2.55 million dwt.

On April 5, 2010, the Company decided to sell the oldest and smallest vessel in its fleet, the Griffon a 1995-built Handymax.  On May 18, 2010, the Company reached an agreement to sell the vessel for $21,070,000, after brokerage commission payable to a third party.  The Company expects to realize a net gain of approximately $110,000 during the third quarter of 2010. The Griffon is not available for delivery before August 16, 2010. After the sell and upon delivery of all newbuilding vessels by the end of 2011, our total fleet will consist of 46 vessels with a combined carrying capacity of approximately 2.08 million dwt.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type — Handymax dry bulk carriers and its sub-category of Supramax vessels, which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 36 vessels in our operating fleet, with an aggregate carrying capacity of 1,920,346 deadweight tons, have an average age of only five years compared to an average age for the world Handymax dry bulk fleet of approximately 15 years.

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

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over Panamax and Capesize vessels,

(2)
our strategy is to charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. A significant proportion of our charters on the vessels in our operating fleet range in length from one to three years, and a few of the newly constructed vessels are on long term charters with an average duration of eight years. A few of our vessels in the operating fleet are on charters whose revenues are linked to the Baltic Supramax index and have durations of one-year or less. These index linked charters provide us with the revenue upside as the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index linked charters. Our use of time charters also mitigates in part the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year and weaker in the second and third quarters. Our time charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates,

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

We have employed all of our vessels in our operating fleet on time charters. During the six months ended June 30, 2010, we took delivery of nine newbuilding vessels, the Thrasher, Crane, Egret, Golden Eagle, Avocet, Imperial Eagle, Gannet Bulker, Grebe Bulker and Ibis Bulker, which entered into their respective charters. The following table represents certain information about the Company's revenue earning charters on its operating fleet:

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate

Avocet (3)	2010	53,462	May 2016 May 2016 to Dec 2018/May 2019	$18,400 $18,000 (with 50% profit share over $22,000)
Bittern (4)	2009	57,809	Jan 2015 Jan 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)
Canary (5)	2009	57,809	Mar 2015 Mar 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)
Cardinal	2004	55,362	Sep 2010 to Nov 2010	$16,250
Condor	2001	50,296	Jul 2010 to Oct 2010	$22,000
Crane (6)	2010	57,809	Apr 2015 Apr 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)
Crested Eagle (2)	2009	55,989	Jan 2011 to Apr 2011	$11,500 (with 50% Index share over $11,500)
Crowned Eagle	2008	55,940	Jul 2010	$26,500
			Jul 2010 to Jun/Aug 2011	Index
Egret Bulker(7)	2010	57,809	Oct 2012 to Feb 2013	$17,650 (with 50% profit share over $20,000)
Falcon	2001	51,268	Aug 2010 to Nov 2010	$25,000

Gannet Bulker(7)	2010	57,809	Jan 2013 to May 2013	$17,650 (with 50% profit share over $20,000)
Golden Eagle (2,8)	2010	55,989	Dec 2010 to Mar 2011	Index
Goldeneye (2)	2002	52,421	Sep 2010 to Dec 2010	$23,000
Grebe Bulker(7)	2010	57,809	Feb 2013 to Jun 2013	$17,650 (with 50% profit share over $20,000)
Griffon	1995	46,635	July 2010 to Sep 2010	$22,500
Harrier	2001	50,296	Aug 2010	$18,500
Hawk I (9)	2001	50,296	Aug 2010	$13,000
			Jul 2011 to Sep 2011	$20,000
Heron (10)	2001	52,827	Jan 2011 to May 2011	$26,375
Ibis Bulker(7)	2010	57,775	Mar 2013 to Jul 2013	$17,650 (with 50% profit share over $20,000)
Imperial Eagle (2,11)	2010	55,989	Jan 2011 to Mar 2011	Index

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate

Jaeger (2)	2004	52,248	Oct 2010 to Jan 2011	Index
Kestrel I	2004	50,326	Sep 2010 to Dec 2010	$23,000
Kite	1997	47,195	Nov 2010 to Jan 2011	$17,000
Kittiwake (2)	2002	53,146	Aug 2010 to Oct 2010	Index (with minimum $8,500)
Merlin (12)	2001	50,296	Dec 2010 to Mar 2011	$23,000
Osprey I	2002	50,206	Jul 2010 to Oct 2010	$25,250
Peregrine (2)	2001	50,913	Jan 2011/Mar 2011	$10,500 (with 50% Index share over $10,500)
Redwing (2)	2007	53,411	Aug 2010	Index (with minimum $8,500)
			Aug 2010 to Jul/Sep 2011	$20,000
Shrike	2003	53,343	Jun to Aug 2011	$20,000
Skua (2)	2003	53,350	Sep 2010 to Nov 2010	Index (with minimum $8,500)
Sparrow	2000	48,225	Aug 2010 to Nov 2010	$24,000
Stellar Eagle	2009	55,989	Apr/ Jun 2011	Index
Tern	2003	50,200	Aug 2010	$23,500
Thrasher (13)	2010	53,360	Apr 2016 Apr 2016 to Dec 2018/Apr 2019	$18,400 $18,000 (with 50% profit share over $22,000)
Woodstar (14)	2008	53,390	Jan 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000 (with 50% profit share over $22,000)
Wren (15)	2008	53,349	Dec 2011 Dec 2011 to Dec 2018/Apr 2019	$24,750 $18,000 (with 50% profit share over $22,000)

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
(7)
The EGRET BULKER, GANNET BULKER, GREBE BULKER and IBIS BULKER have entered into a charter for 33 to 37 months. The charter rate is $17,650 per day with a 50% profit share for earned rates over $20,000 per day. The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.

(8)	The GOLDEN EAGLE commenced an index based charter for 11 to 13 months. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period.
(9)	Upon completion of the previous charter in August 2010, the Hawk I commenced a new charter for a period of 11 to 13 months at $20,000.
(10)
The charterer of the HERON has an option to extend the charter period by 11 to 13 months at a time charter rate of $27,375 per day. The charterer has a second option for a further 11 to 13 months at a time charter rate of $28,375 per day.

(11)	The IMPERIAL EAGLE commenced an index based charter for 11 to 13 months. The index rate will be an average of the trailing Baltic Supramax Index for each 15 day hire period.
(12)	Revenue recognition for the MERLIN is based on an average daily rate of $25,000.
(13)	Revenue recognition for the THRASHER is based on an average daily base rate of $18,280.
(14)	Revenue recognition for the WOODSTAR is based on an average daily base rate of $18,154.
(15)	Revenue recognition for the WREN is based on an average daily base rate of $20,245.

The following table, as of June 30, 2010, represents certain information about the Company's newbuilding vessels being constructed and their expected employment upon delivery:

Vessel	Dwt	Year Built – Actual or Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Jay(5)	58,000	2010Q3	Dec 2015	$18,500	50% over $21,500
			Dec 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Kingfisher(5)	58,000	2010Q3	Dec 2015	$18,500	50% over $21,500
			Dec 2015 to Dec 2018/Apr 2019	$18,000	50% over $22,000
Martin	58,000	2010Q3	Feb 2017 to Feb 2018	$18,400	—
Thrush	53,100	2010Q4	Charter Free	—	—
Nighthawk	58,000	2011Q1	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	2011Q3	Jan 2018 to Jan 2019	$18,400	—
Owl	58,000	2011Q3	Feb 2018 to Feb 2019	$18,400	—
Petrel (4)	58,000	2011Q4	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Puffin (4)	58,000	2011Q4	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (4)	58,000	2011Q4	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (4)	58,000	2011Q4	Sep 2014 to Jan 2015	$17,650	50% over $20,000

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 1.25% to 6.25% to third party ship brokers.
(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(5)	The JAY and KINGFISHER were delivered subsequent to the end of the second quarter. Revenue recognition for the JAY and KINGFISHER are based on an average daily base rate of $18,320.

Fleet Management

The management of our fleet includes the following functions:

•      Strategic management. We locate and obtain financing and insurance for purchase and sell vessels.
•      Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
•      Technical management. The technical managers perform day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City. We currently have a total of forty shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

•      commercial operations and technical supervision;
•      safety monitoring;
•      vessel acquisitions; and
•      financial, accounting and information technology services.

Technical Management

The technical management of the majority of our fleet is provided by unaffiliated third party technical managers, V.Ships, Wilhelmsen Ship Management and Anglo Eastern International Ltd., which we believe are three of the world's largest providers of independent ship management and related services. We have also established in-house technical management capability, through which we provide technical management services to several of our vessels, in order to establish a vessel management bench-mark with the external technical managers. We review the performance of the managers on an annual basis and may add or change technical managers.

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

The third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services they provide. For the three-month periods ended June 30, 2010 and 2009, the technical management fee averaged $9,619 and $8,906 per vessel per month, respectively. For the six-month periods ended June 30, 2010 and 2009, the technical management fee averaged $9,652 and $9,035 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded as a component of Vessel Expenses.

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

Results of Operations for the three month periods ended June 30, 2010 and 2009:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Ownership Days	3,129	2,275	5,955	4,413
Available Days	3,091	2,249	5,895	4,386
Operating Days	3,087	2,242	5,863	4,370
Fleet Utilization	99.9%	99.7%	99.5%	99.6%

•           Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three month period ended June 30, 2010, increased 38% from the corresponding period in 2009 as we operated 36 vessels in the second quarter of 2010 compared to 25 vessels in the corresponding period in 2009.

•           Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six-month period ended June 30, 2010, the Company drydocked three vessels and two in the comparable period in 2009.

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

Gross time charter revenues in the quarter ended June 30, 2010 were $69,061,932, an increase of 23% from $55,933,747 recorded in the comparable quarter in 2009, primarily due to operation of a larger fleet offset by lower charter rates. Gross revenues recorded in the quarter ended June 30, 2010 and 2009, include an amount of $1,171,477 and $647,449, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended June 30, 2010 and 2009 were $3,449,092 and $2,912,409, respectively. Net revenues during the quarter ended June 30, 2010, increased 24% to $65,612,840 from $53,021,338 in the comparable quarter in 2009.

Gross time charter revenues for the six-month period ended June 30, 2010 were $126,424,868, an increase of 10% from $114,555,447 recorded in the comparable period in 2009, primarily due to operation of a larger fleet offset by lower charter rates. Gross revenues recorded in the six-month period ended June 30, 2010 and 2009, include an amount of $2,036,105 and $1,297,180, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Gross revenues recorded in 2010 include an arbitration settlement amounted of $1,089,759, reached in March 2010. Brokerage commissions incurred on revenues earned in the six-month periods ended June 30, 2010 and 2009 were $6,568,303 and $5,556,443, respectively. Net revenues during the six-month period ended June 30, 2010, increased 10% to $119,856,565 from $108,999,004 in the comparable period in 2009.

           Vessel Expenses

Vessel expenses for the three-month period ended June 30, 2010, were $16,052,945 compared to $12,933,808 in the comparable quarter in 2009. The increase in vessel expense is attributable to a larger fleet size in operation. Vessel expenses for the three-month period ended June 30, 2010, included $15,222,455 in vessel operating costs and $830,490 in technical management fees. Vessel expenses for the comparable period in 2009 included $12,267,670 in vessel operating costs and $666,138 in technical management fees.

Vessel expenses for the six-month period ended June 30, 2010 were $31,530,334 compared to $26,005,005 in the comparable six-month period ended June 30, 2009. The increase in vessel expense is attributable to a larger fleet size in operation for the six-month period of 2010. Vessel expenses for the six-month period ended June 30, 2010 included $29,914,457, in vessel operating costs and $1,615,877 in technical management fees. Vessel expenses for the six-month period ended June 30, 2009 included $24,696,513 in vessel operating costs and $1,308,492 in technical management fees.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores, other miscellaneous expenses, and technical management fees paid to our third party managers.

Our vessel expenses will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, may also cause these expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Depreciation and Amortization

For the three-month periods ended June 30, 2010 and 2009, total depreciation and amortization expense were $15,537,068 and $10,943,247, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2010 includes $14,767,400 of vessel depreciation and other assets amortization, and $769,667 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended June 30, 2009 were $10,325,002 of vessel depreciation and $618,245 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period in 2010 compared to 2009.

For the six-month periods ended June 30, 2010 and 2009, total depreciation and amortization expense were $29,243,437 and $21,234,163, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2010 includes $27,806,738 of vessel depreciation and other assets amortization, and $1,436,699 relating to the amortization of deferred drydocking costs. Comparable amounts for the six-month period ended June 30, 2009 were $20,019,912 of vessel depreciation and $1,214,251 of amortization of deferred drydocking costs.

The cost of our vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton, which we believe is common in the dry bulk shipping industry. Our depreciation charges will increase as our fleet is enlarged. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. The Company anticipates that vessels are to be drydocked every two and a half years and, accordingly, these expenses are deferred and amortized over that period.

Amortization of deferred financing costs which relate to debt increased to purchase the vessels on the water is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended June 30, 2010 and 2009, the amortization of deferred financing costs allocated to the vessels on the water was $748,026 and $269,457, respectively. For the six-month periods ended June 30, 2010 and 2009, the amortization of deferred financing costs allocated to the vessels on the water was $1,332,743 and $509,514, respectively.

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

            General and administrative expenses for the three-month periods ended June 30, 2010 and 2009 were $10,479,379 and $9,041,185, respectively. These general and administrative expenses include a non-cash compensation component of $3,683,838 and $3,345,433, respectively. The increase in general and administrative expenses for the three-month period ended June 30, 2010, is primarily attributable to higher administrative costs associated with operating a larger fleet, our extensive newbuilding program, accruals of compensation expense and amortization of restricted stock awards.

               General and administrative expenses for the six-month periods ended June 30, 2010 and 2009 were $19,852,146 and $17,944,213, respectively. These general and administrative expenses include a non-cash compensation component of $8,029,965 and $7,241,717, respectively. The increase in general and administrative expenses for the six-month period ended June 30, 2010, is primarily attributable to higher administrative costs associated with operating a larger fleet, our extensive newbuilding program, accruals of compensation expense and amortization of restricted stock awards.

Capitalized Interest

At June 30, 2010, we had contracts for the construction of 11 newbuilding vessels which are expected to be delivered through 2011.  Interest costs on borrowings used to fund the Company's newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended June 30, 2010, capitalized interest amounted to $3,667,788 ($3,271,727 in interest and $396,061 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three-month period in 2009, capitalized interest amounted to $6,733,097 ($6,288,312 in interest and $444,785 in amortization of deferred financing costs).

For the six-month period ended June 30, 2010, capitalized interest amounted to $8,275,439 ($7,332,573 in interest and $942,866 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding six-month period in 2009, capitalized interest amounted to $13,512,415 ($12,611,017 in interest and $901,398 in amortization of deferred financing costs).

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

Our revolving credit facility permits us to pay dividends, subject to certain limitations, in amounts up to our cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Income	$11,011,921	$13,347,535	$15,585,556	$30,584,316
Interest Expense	12,607,754	6,815,853	23,784,740	13,302,170
Depreciation and Amortization	15,537,068	10,943,247	29,243,437	21,234,163
Amortization of fair value below market of time charter acquired	(1,171,477)	(647,449)	(2,036,105)	(1,297,180)
EBITDA	37,985,266	30,459,186	66,577,628	63,823,469
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	3,683,838	3,345,433	8,029,965	7,241,717
Credit Agreement EBITDA	$41,669,104	$33,804,619	$74,607,593	$71,065,186

(1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

        We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the six-month periods ended June 30, 2010 and 2009, was $59,186,457 and $66,456,504, respectively. The decrease was due to lower rates on charter renewals offset by the additional revenue from the larger fleet, increased operational cost and interest expense resulting from delivery of additional 11 newbuilding vessels.

Net cash used in investing activities during the six-month period ended  2010, was $203,601,788, compared to $60,498,258 during the corresponding six-month period ended June 30, 2009. Investing activities during the six-month period ended June 30, 2010 related primarily to making progress payments and incurring related vessel construction expenses for the newbuilding vessels, of which nine delivered during the first six months of 2010.

Net cash provided by financing activities during the six-month period ended June 30, 2010, was $175,204,638, compared to net cash provided by financing activities of $114,092,565 during the corresponding six-month period ended June 30, 2009. Financing activities during the six-month period ended June 30, 2010, primarily involved borrowings of $180,070,046 from our revolving credit facility.  During the six-month period ended June 30, 2009 we received $97,291,046 in net proceeds from the distribution of common shares of the Company. We borrowed $19,505,000 from our revolving credit facility.

As of June 30, 2010, our cash balance was $102,134,080, compared to a cash balance of $71,344,773 at December 31, 2009. In addition, $18,000,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash in our financial statements as of June 30, 2010. Also recorded in Restricted Cash is an amount of $276,056, which is collateralizing letters of credit relating to our office leases.

At June 30, 2010, the Company's debt consisted of $1,080,240,926 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $872,944,334 for the 36 vessels currently in operation and $207,296,592 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007 (See section in the Company's 2009 Annual Report on Form 10-K entitled "Revolving Credit Facility" for a description of the facility and its amendments). The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. We were in compliance with all of the covenants contained in our amended debt agreements as of June 30, 2010. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans.

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

Dividends

The Company did not make any dividend payments in the first and second quarters of 2010 and 2009. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2010:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$115,937	$140,203	—	—	$256,140
Bank Loans	—	—	$1,080,241	—	1,080,241
Interest and borrowing fees (2)	55,306	117,894	38,930	—	212,130
Office lease	695	1,670	1,670	2,436	6,471
Total	$171,938	$259,767	$1,120,841	$2,436	$1,554,982

(1) The balance of the contract price in US dollars for the 11 newbuilding vessels which are to be constructed and delivered between 2010 and 2011.

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

We may incur additional capital expenditures from time to time related to our acquired vessels.  As of June 30, 2010, our fleet consists of 36 vessels which are currently operational and 11 newbuilding vessels which have been contracted for construction.

In addition to acquisitions that we may undertake in future periods, the Company's other major capital expenditures include funding the Company's maintenance program of scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. The Company anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. Two vessels were drydocked in the three-months ended June 30, 2010. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
September 30, 2010	44	$1.10 million
December 31, 2010	66	$1.65 million
March 31, 2011	44	$1.10 million
June 30, 2011	44	$1.10 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

(a)    The Annual Meeting of Shareholders of the Company was held on May 20, 2010. There were 62,126,665 common shares outstanding and entitled to vote at the meeting. A majority of the outstanding common shares entitled to vote were present in person or by proxy. At the meeting the matters described below were approved by the shareholders.

1.           The following persons were re-elected Class II directors of the Company to serve until the Annual Meeting of Shareholders in 2013 and until their respective successors are duly elected and qualified or until his earlier death, resignation, retirement, disqualification or removal, by the following number of votes:

	Votes For	Votes Withheld	Broker Non-Votes
Mr. Joseph M. Cianciolo	15,751,124	3,343,659	26,395,818
Mr. David B. Hiley	18,238,100	856,683	26,395,818
Mr. Thomas B. Winmill	17,789,246	1,305,537	26,395,818

The following persons continue as Class I directors of the Company: Jon Tomasson and Sophocles N. Zoullas. The following persons continue as Class III directors of the Company: Douglas P. Haensel and Alexis P. Zoullas.

2.           The ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2010, was approved by the following number of votes:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Ratification of Ernst & Young LLP	44,918,087	449,798	122,716	-

There were no broker non-votes.

(b)    There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors in the period covered by this report.

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
Date: August 6, 2010

By:    /s/ Alan S. Ginsberg
--------------------------------------------------------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Principal Accounting Officer
Date: August 6, 2010