Form 10-Q
period 2010-09-30
Eagle Bulk Shipping Inc.
filed 2010-11-09
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer          Accelerated filer  X    Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   YES                 NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.01 per share, 62,290,324 shares outstanding as of November 9, 2010.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009.....................................................................................................................................................................................	1

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2009............................................................................................................................................	2

	Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2010.............................................................................................................................................................	3

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009 ...............................................................................................................................................................................	4

	Notes to Consolidated Financial Statements (unaudited)...............................................................................................	5

Item 2.	Management's Discussion and Analysis of Financial Conditionand Results of Operations..................................................................................................................................................	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risks..........................................................................................	27

Item 4.	Controls and Procedures............................................................................................................................................................	27

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings.........................................................................................................................................................................	28
Item 1A.	Risk Factors...................................................................................................................................................................................	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds...............................................................................................	28
Item 3.	Defaults upon Senior Securities..................................................................................................................................................	28
Item 4.	(Removed and Reserved).............................................................................................................................................................	28
Item 5.	Other Information..........................................................................................................................................................................	28
Item 6.	Exhibits............................................................................................................................................................................................	29
	Signatures.......................................................................................................................................................................................	30

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements
EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2010 (unaudited)	December 31, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$129,137,297	$71,344,773
Accounts receivable	11,471,483	7,443,450
Prepaid expenses	4,903,663	4,989,446
Inventories	884,234	—
Fair value above contract value of time charters acquired	588,304	427,359
Total current assets	146,984,981	84,205,028
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $161,510,709 and $125,439,001, respectively	1,523,349,330	1,010,609,956
Advances for vessel construction	157,540,121	464,173,887
Other fixed assets, net of accumulated amortization of $114,825 and $59,519, respectively	392,034	258,347
Restricted cash	19,276,056	13,776,056
Deferred drydock costs	4,050,966	5,266,289
Deferred financing costs	17,616,127	21,044,379
Fair value above contract value of time charters acquired	3,770,383	4,103,756
Fair value of derivative instruments and other assets	60,582	4,765,116
Total noncurrent assets	1,726,055,599	1,523,997,786
Total assets	$1,873,040,580	$1,608,202,814

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,902,194	$2,289,333
Accrued interest	6,999,574	7,810,931
Other accrued liabilities	15,457,922	3,827,718
Deferred revenue and fair value below contract value of time charters acquired	5,895,051	7,718,902
Unearned charter hire revenue	8,331,735	4,858,133
Total current liabilities	39,586,476	26,505,017
Noncurrent liabilities:
Long-term debt	1,123,665,747	900,170,880
Deferred revenue and fair value below contract value of time charters acquired	24,354,916	26,389,796
Fair value of derivative instruments	26,229,604	35,408,049
Total noncurrent liabilities	1,174,250,267	961,968,725
Total liabilities	1,213,836,743	988,473,742
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 62,234,658 and 62,126,665 shares issued and outstanding, respectively	622,347	621,267
Additional paid-in capital	735,498,772	724,250,125
Retained earnings (net of dividends declared of $262,118,388 as of September 30, 2010 and December 31, 2009, respectively)	(50,687,678)	(74,499,387)
Accumulated other comprehensive loss	(26,229,604)	(30,642,933)
Total stockholders' equity	659,203,837	619,729,072
Total liabilities and stockholders' equity	$1,873,040,580	$1,608,202,814

The accompanying notes are an integral part of these Consolidated Financial Statements

.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues, net of commissions	$72,825,583	$41,551,805	$192,682,148	$150,550,809

Voyage expenses	1,438,521	—	1,438,521	—
Vessel expenses	19,075,233	11,493,889	50,605,567	37,498,893
Charter hire expenses	2,837,980	—	2,837,980	—
Depreciation and amortization	17,193,853	11,094,238	46,437,290	32,328,402
General and administrative expenses	10,993,761	7,839,942	30,845,907	25,784,155
Gain from sale of vessel	(291,011)	—	(291,011)	—
Total operating expenses	51,248,337	30,428,069	131,874,254	95,611,450

Operating income	21,577,246	11,123,736	60,807,894	54,939,359

Interest expense	13,432,885	7,294,151	37,217,625	20,596,321
Interest income	(81,792)	(65,965)	(221,440)	(136,828)
Write-off of deferred financing costs	—	3,383,289	—	3,383,289
Net interest expense	13,351,093	10,611,475	36,996,185	23,842,782

Net income	$8,226,153	$512,261	$23,811,709	$31,096,577

Weighted average shares outstanding:
Basic	62,224,675	61,976,794	62,163,617	53,808,348
Diluted	62,442,046	61,986,752	62,392,441	53,831,913

Per share amounts:
Basic net income	$0.13	$0.01	$0.38	$0.58
Diluted net income	$0.13	$0.01	$0.38	$0.58

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Net Income	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2009	62,126,665	$621,267	$724,250,125		$(74,499,387)	$(30,642,933)	$619,729,072
Comprehensive income :
Net income	—	—	—	$23,811,709	23,811,709	—	23,811,709
Net unrealized gain on derivatives	—	—	—	—	—	4,413,329	4,413,329
Comprehensive income	—	—	—	—	—	—	28,225,038
Issuance of restricted shares	107,993	1,080	(446,310)	—	—	—	(445,230)
Non-cash compensation	—	—	11,694,957	—	—	—	11,694,957

Balance at September 30, 2010	62,234,658	$622,347	$735,498,772		$(50,687,678)	$(26,229,604)	$659,203,837

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$23,811,709	$31,096,577
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation	44,151,616	30,424,426
Amortization of deferred drydocking costs	2,285,674	1,903,976
Amortization of deferred financing costs	2,246,917	881,728
Amortization of fair value below contract value of time charter acquired	(3,424,205)	(1,942,278)
Write-off of Deferred Financing Costs	—	3,383,289
Gain from sale of vessel	(291,011)	—
Non-cash compensation expense	11,694,957	10,587,150
Changes in operating assets and liabilities:
Accounts receivable	(4,028,033)	(1,467,579)
Prepaid expenses	85,783	(2,051,171)
Inventories	(884,234)	—
Other assets	(60,582)	—
Accounts payable	612,861	(634,771)
Accrued interest	(3,739,062)	644,354
Accrued expenses	11,630,204	7,025,387
Drydocking expenditures	(1,505,520)	(2,546,285)
Deferred revenue	(262,098)	3,494,546
Unearned charter hire revenue	3,473,602	(204,707)
Net cash provided by operating activities	85,798,578	80,594,642

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(266,422,482)	(145,771,439)
Purchase of other fixed assets	(188,993)	(85,849)
Proceeds from sale of vessel	21,055,784	—
Net cash used in investing activities	(245,555,691)	(145,857,288)

Cash flows from financing activities:
Issuance of Common Stock	—	99,999,997
Equity issuance costs	—	(2,708,951)
Bank borrowings	223,494,867	95,770,000
Repayment of bank debt	—	(48,645,523)
Changes in restricted cash	(5,500,000)	(1,000,000)
Deferred financing costs	—	(4,330,801)
Cash used to settle net share equity awards	(445,230)	(486,471)

Net cash provided by financing activities	217,549,637	138,598,251

Net increase in cash	57,792,524	73,335,605
Cash at beginning of period	71,344,773	9,208,862

Cash at end of period	$129,137,297	$82,544,467

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

During the third quarter of 2010 the Company launched a freight trading operation to capitalize on value creation strategies in spot trading, contracts of affreightment, time charter-in and -out and derivative instruments. These trading capabilities (the "Trading Operation") will extend the Company's global presence, which includes a new office in Singapore.

As of September 30, 2010, the Company's operating fleet consisted of 38 vessels. The Company has an extensive vessel newbuilding program and as of September 30, 2010 had contracts for the construction of 8 vessels. The following tables present certain information concerning the Company's fleet as of September 30, 2010:

No. of Vessels	Dwt	Vessel Type	Delivery	Employment

Vessels in Operation
38 Vessels	2,046,126	36 Supramax		Time Charter
		2 Handymax		Time Charter
Vessels to be delivered
1 Vessel	53,100	53,100 dwt series Supramax	2010	Charter Free
7 Vessels	406,000	58,000 dwt series Supramax	2011	7 Vessels on Time Charter

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

	% of Consolidated Time Charter Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Charterer
Charterer B	25%	13%	23%	16%
Charterer H	—	16%		13%
Charterer L	—	—		14%
Charterer M	—	17%		18%
Charterer W	13%	—	14%	—
Charterer X	10%	—	—	—

Significant Accounting Policies:

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

Inventories: Inventories, which consist of bunkers, are stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

Accounting for Revenues and Expenses: Revenues are generated from time charters and voyage charters. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. The Company does not begin recognizing voyage revenue until a Charter has been agreed to by both the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. Income representing ballast bonus payments by the charterer to the vessel owner is recognized in the period earned.

   Under voyage charters, voyage expenses such as bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time charters, such voyage costs are paid by the Company's customers. All voyage and vessel operating expenses are expensed as incurred on an accrual basis, except for commissions. Commissions are deferred over the related time or voyage charter period to the extent revenue has been deferred since commissions are earned as the Company's revenues are earned. Probable loss on voyage is provided for in full at the time such loss can be estimated.

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

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity's first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity's first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 did not have a material impact on our financial position, results of operations, or cash flows.

In July 2010, the FASB issued ASU No. 2010-20, "Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This ASU intends to enhance a financial statement user's ability to evaluate the entity's credit risk exposures and adequacy of its allowance for credit losses by requiring additional disclosure about the nature of credit risk inherent in the portfolio of receivables, factors and methodologies used in estimating the allowance for credit losses and activity that occurs during a period for both finance receivables and allowance for credit losses. The scope of this ASU is limited to financing receivables, excluding short-term trade accounts receivable and receivables measured at fair value or lower of cost or fair value. The guidance provides definitions of a finance receivable, portfolio segment, class of finance receivable, and credit quality indicator. This ASU also makes significant changes to the disclosure requirements, including further disaggregation of the information presented based on portfolio segment or class of finance receivable. The disclosures as of the end of a reporting period are effective in fiscal years, and interim periods within those years, ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. Comparative disclosures are required for the periods ending after initial adoption. We are currently evaluating the impact of this new ASU on our disclosures.

Note 3.  Vessels

a. Vessels and Vessel Improvements

At September 30, 2010, the Company's operating fleet consisted of 38 dry bulk vessels. During the nine months ended September 30, 2010, the Company took delivery of twelve newly constructed vessels, in January the Thrasher, Crane, Egret and Golden Eagle. In February the Avocet and Imperial Eagle. In April, May and June the Gannet Bulker, Grebe Bulker and Ibis Bulker, respectively. In July the Jay and Kingfisher, and in August the Martin.

On April 5, 2010, the Company decided to sell the oldest and smallest vessel in its fleet, the Griffon a 1995-built Handymax.  On May 18, 2010, the Company reached an agreement to sell the Griffon for $21,070,000, after brokerage commission payable to a third party, The Griffon was not available for delivery before August 16, 2010. On September 23, 2010 the Company realized a net gain of $291,011 and received net proceeds of $21,055,784 related to this sale.

Vessels and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2009	$1,010,609,956
Vessel Improvements	4,074,195
Delivery of Newbuild Vessels	573,091,093
Disposal of Vessel	(20,329,604)
Depreciation Expense	(44,096,310)
Vessels and Vessel Improvements, at September 30, 2010	$1,523,349,330

                b. Advances for Vessel Construction

During the nine months ended September 30, 2010, the Company took delivery of twelve newly constructed vessels, the last two Japanese-built vessels, the Golden Eagle and Imperial Eagle, in January and February 2010, respectively, and ten Chinese-built vessels the Thrasher, Crane and Egret, in January 2010, Avocet in February 2010, the Gannet Bulker, Grebe Bulker and Ibis Bulker in April, May and June, respectively, the Jay and Kingfisher in July and the Martin in August. In 2009, the Company took delivery of four newly constructed vessels. Two vessels from a Japanese shipyard, the Crested Eagle and Stellar Eagle, were delivered in January and March 2009, respectively. Two vessels from a Chinese shipyard, the Bittern and Canary, were delivered in October and December 2009, respectively. In 2008 the Company took delivery of three vessels, the Wren and Woodstar were delivered by a Chinese shipyard in June and October 2008, respectively, and the Crowned Eagle, first of our five Japanese built vessels, was delivered in November 2008.

As of September 30, 2010, the Company has 8 Supramax vessels under construction at a shipyard in China. The total contract cost of the construction project in China is approximately $290,550,000, of which the Company has advanced $95,115,000 in payments towards the construction of these vessels. These vessels are expected to be delivered between 2010 and 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

Advances for Vessel Construction:

Advances for Vessel Construction, at December 31, 2009	$464,173,887
Progress Payments	241,542,199
Capitalized Interest	10,346,700
Legal and Technical Supervision Costs	14,568,428
Delivery of Newbuild Vessels	(573,091,093)
Advances for Vessel Construction, at September 30, 2010	$157,540,121

Note 4.  Long-Term Debt

At September 30, 2010, the Company's debt consisted of $1,123,665,747 in net borrowings under its amended Revolving Credit Facility. These borrowings consisted of $989,483,485 for the 38 vessels currently in operation and $134,182,262 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, the credit facility reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four-quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four-quarter basis. The amendment also requires that until the Company is in compliance with the original covenants for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including $48,645,523 from the equity raised in 2009.  These payments reduced the available amount of the credit facility to $1,151,354,477. As of September 30, 2010, $27,688,730 is available for additional borrowings under the credit facility. The Company will continue to be able to borrow the undrawn portion of the facility and the amounts borrowed will bear interest at LIBOR plus 2.50%. Undrawn portions of the facility will bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a full repayment at maturity.

On August 4, 2010, the Company entered into a Fourth Amendatory Agreement to its revolving credit facility dated October 19, 2007, by and between the Company and The Royal Bank of Scotland plc, as mandated lead arranger, bookrunner, swap bank, agent and security trustee and certain other lenders (collectively the "Lenders"), pursuant to which the Lenders consented, among other things, to the Company conducting the Trading Operation.

Under the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. As of September 30, 2010, the Company has recorded $19,000,000 as Restricted cash in the accompanying balance sheets.

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

For the three months ended September 30, 2010, interest rates on the outstanding debt ranged from 2.79% to 7.73%, including a margin of 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 4.99%. The Company incurred a commitment fee of 0.70% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized until the vessels are delivered. Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Loan Interest	$12,518,711	$6,921,937	$34,970,708	$19,714,593
Amortization of Deferred Financing Costs	914,174	372,214	2,246,917	881,728
Write-off of Deferred Financing Costs	—	3,383,289	—	3,383,289
Total Interest Expense	$13,432,885	$10,677,440	$37,217,625	$23,979,610

Interest paid, exclusive of capitalized interest, in the nine month periods ended September 30, 2010 and 2009 amounted to $32,803,204 and $19,086,392, respectively.

Interest Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of September 30, 2010 and December 31, 2009.

Notional Amount Outstanding – September 30, 2010	Notional Amount Outstanding – December 31, 2009	Fixed Rate	Maturity
$—	$25,776,443	4.905%	03/2010
—	10,995,000	4.980%	08/2010
—	202,340,000	5.040%	08/2010
—	100,000,000	4.220%	09/2010
—	30,000,000	4.538%	09/2010
144,700,000	144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$402,417,830	$771,529,273

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $26,229,604 and $35,408,049 have been recorded in Fair value of derivative instruments in the Company's balance sheets as of September 30, 2010 and December 31, 2009.

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

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. As of September 30, 2010 there are no foreign currency swaps outstanding. Accordingly, an amount of $0 and $4,765,116 had been recorded as an asset in Fair value of derivative instruments in the accompanying balance sheets as of September 30, 2010, and December 31, 2009, respectively.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts	—	—	—

Liabilities:
Interest rate contracts	—	$26,229,604	—

The fair value of the interest rate contracts are based on quoted market prices for a similar contract that can be obtained from external sources.

The Company's policy is to recognize any transfers into fair value measurement hierarchy levels and transfers out of levels at the beginning of each reporting period. There were no transfers in or out of Level 2 measurements for the nine months period ended September 30, 2010.

Note  6.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for some of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,578 and $9,017 per vessel during the nine months ended September 30, 2010 and 2009, respectively.

On August 4, 2009, the Company entered into a management agreement (the "Management Agreement") with Delphin Shipping LLC ("Delphin"), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, and KEP VI, LLC and the Company's Chief Executive Officer, Sophocles Zoullas.  Delphin was formed for the purpose of acquiring and operating dry bulk and other vessels. Under the terms of the Management Agreement, the Company provides commercial and technical supervisory vessel management services to dry bulk vessels to be acquired by Delphin for a fixed monthly management fee based on a sliding scale. Pursuant to the terms of the Management Agreement the Company has been granted an opportunity to acquire for its own account any dry bulk vessel that Delphin proposes to acquire.  The Company has also been granted a right of first refusal on any dry bulk charter opportunity, other than a renewal of an existing charter for a Delphin owned vessel, that the Company reasonably deems suitable for a Company owned vessel.  The Management Agreement also provides the Company a right of first offer on the sale of any dry bulk vessel by Delphin. The term of the Management Agreement is one year and is renewable for successive one year terms at the option of Delphin.

Note 7.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share for the nine months as of September 30, 2010, does not include 933,175 restricted stock units and 790,668 stock options as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Income	$8,226,153	$512,261	$23,811,709	$31,096,577
Weighted Average Shares – Basic	62,224,675	61,976,794	62,163,617	53,808,348
Dilutive effect of stock options and restricted stock units	217,371	9,958	228,824	23,565
Weighted Average Shares – Diluted	62,442,046	61,986,752	62,392,441	53,831,913
Basic Earnings Per Share	$0.13	$0.01	$0.38	$0.58
Diluted Earnings Per Share	$0.13	$0.01	$0.38	$0.58

Note 8.  Capital Stock

Dividends

Payment of dividends is at the discretion of the board of directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company's revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which are earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that the Company is in compliance with its loan covenants. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In December 2008, the Company's board of directors suspended the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

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

The Company granted restricted stock units ("RSUs") to members of its management which vest ratably over periods running from three to five years. As of September 30, 2010, RSUs covering a total of 1,906,103 of the Company's shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company's shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the nine and three months ended September 30, 2010, the amortization charge was $10,972,790 and $3,664,992, respectively. The remaining expense for each of the years ended 2010, 2011, and 2012 will be $3,026,497, $7,280,642, and $6,635,958, respectively, and $2,276,805 thereafter.

As of December 31, 2009, options covering 813,483 of the Company's common shares were outstanding.  These options were awarded to members of its management and its independent non-employee directors. On March 8, 2010 and May 20, 2010, the Company granted options to purchase 200,000 and 50,000, respectively, of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $5.91 and $4.59, respectively, per share and expire five years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method, the fair value of the options granted of $597,034 and $114,403, respectively, was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2010 grants included a risk free interest rate of 1.16% and 1%, respectively, and an expected stock price volatility factor of 85% and 84%, respectively.  For the nine and three months ended September 30, 2010, the Company has recorded a non-cash compensation charge of $722,167 and $0, respectively. As of September 30, 2010, options covering 1,063,483 of the Company's common shares are outstanding with exercise prices ranging from $4.59 to $21.88 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between six to ten years from the date of grant.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Stock Option Plans	—	$75,370	$722,167	$776,960
Restricted Stock Grants	$3,664,992	3,270,063	10,972,790	9,810,190
Total Non-Cash Compensation Expense	$3,664,992	$3,345,433	$11,694,957	$10,587,150

The Company granted Dividend Equivalent Rights Awards ("DERs") to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company's shareholders. As of September 30, 2010, DERs equivalent to 574,000 of the Company's common shares are outstanding. For the nine months ended September 30, 2010 and 2009, no compensation expenses were recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month and nine-month periods ended September 30, 2010 and 2009. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections.  These statements may include words such as "believe," "estimate," "project," "intend," "expect," "plan," "anticipate," and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which started to declined significantly in 2009 from historic highs and partially recover during 2010, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this quarterly report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Republic of the Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of September 30, 2010, we owned and operated a modern fleet of 38 Handymax segment dry bulk vessels, 36 of which are of the Supramax class. We also have an on-going Supramax newbuilding program for the construction of an additional 8 newbuilding vessels in China. Upon delivery of all newbuilding vessels by the end of 2011, our total fleet will consist of 46 vessels with a combined carrying capacity of approximately 2.50 million dwt.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels, which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 38 vessels in our operating fleet, with an aggregate carrying capacity of 2,047,098 deadweight tons, have an average age of only five years compared to an average age for the world Handymax dry bulk fleet of approximately 14 years.

On April 5, 2010, the Company decided to sell the oldest and smallest vessel in its fleet, the Griffon a 1995-built Handymax.  On May 18, 2010, the Company reached an agreement to sell the Griffon for $21,070,000, after brokerage commission payable to a third party, The Griffon was not available for delivery before August 16, 2010. On September 23, 2010 the Company realized a net gain of $291,011 and received net proceeds of $21,055,784 related to the sale.

During the third quarter of 2010 the Company launched its Trading Operation.

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

Our financial performance is based on the following key elements of our business strategy:

(1)	Concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over Panamax and Capesize vessels.

(2)
Our strategy is to balance between long-term time charters and revenues generated by voyage charters to  maximize our financial performance throughout shipping cycles. We charter our vessels primarily pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. The vessels that are on time charter usually range in length from one to three years, and several of the newly constructed vessels are on long term charters with an average duration of eight years. The vessels that are on charters whose revenues are linked to the Baltic Supramax index or on voyage charters have durations of one-year or less. These index linked charters and voyage charters provide us with the revenue upside as the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index linked or voyage charters. Our use of time charters also mitigates in part, the seasonality of the spot market business. Generally, spot markets are strongest in the first and fourth quarters of the calendar year and weaker in the second and third quarters. All the charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

(3)	Maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures.

(4)	Maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

    We have employed all of our owned vessels in our operating fleet on time charters. During the nine months ended September 30, 2010, we took delivery of twelve newbuilding vessels, the Thrasher, Crane, Egret, Golden Eagle, Avocet, Imperial Eagle, Gannet Bulker, Grebe Bulker, Ibis Bulker, Jay, Kingfisher and the Martin which entered into their respective charters. The following table represents certain information about the Company's revenue earning charters on its owned operating fleet:

Vessel	Year Built	Dwt	Time Charter Expiration(1)	Daily Time Charter Hire Rate

Avocet (3)	2010	53,462	May 2016 May 2016 to Dec 2018/Apr 2019	$18,400 $18,000 (with 50% profit share over $22,000)

Bittern (4)	2009	57,809	Jan 2015 Jan 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)

Canary (5)	2009	57,809	Mar 2015 Mar 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)

Cardinal	2004	55,362	Nov 2010	$16,250

Condor (2)	2001	50,296	Jul 2011 to Oct 2011	Index

Crane (6)	2010	57,809	Apr 2015 Apr 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)

Crested Eagle (2)	2009	55,989	Jan 2011 to Apr 2011	$11,500 (with 50% Index share over $11,500)

Crowned Eagle(2)	2008	55,940	Jun 2011 to Sep 2011	Index

Egret Bulker(7)	2010	57,809	Oct 2012 to Feb 2013	$17,650 (with 50% profit share over $20,000)

Falcon	2001	50,296	Nov 2010	$20,000

Gannet Bulker(7)	2010	57,809	Jan 2013 to May 2013	$17,650 (with 50% profit share over $20,000)

Golden Eagle (2)	2010	55,989	Dec 2010 to Mar 2011	Index

Goldeneye	2002	52,421	Nov 2010 to Dec 2010	$21,000

Grebe Bulker(7)	2010	57,809	Feb 2013 to Jun 2013	$17,650 (with 50% profit share over $20,000)

Harrier	2001	50,296	Jul 2011 to Oct 2011	$21,000

Hawk I	2001	50,296	Jul 2011 to Sep 2011	$20,000

Heron	2001	52,827	Jan 2011 to May 2011	$26,375

Ibis Bulker(7)	2010	57,775	Mar 2013 to Jul 2013	$17,650 (with 50% profit share over $20,000)

Imperial Eagle (2)	2010	55,989	Jan 2011 to Mar 2011	Index

Jaeger (2)	2004	52,248	Nov 2010 to Jan 2011	Index

Jay (8)	2010	57,802	Dec 2015 Dec 2015 to Dec 2018/Apr 2019	$18,500(with 50% profit share over $21,500) $18,000 (with 50% profit share over $22,000)

Kestrel I	2004	50,326	Nov 2010 to Dec 2010	$23,000

Kingfisher (9)	2010	57,776	Dec 2015 Dec 2015 to Dec 2018/Apr 2019	$18,500(with 50% profit share over $21,500) $18,000 (with 50% profit share over $22,000)

Kite	1997	47,195	Nov 2010 to Jan 2011	$17,000

Kittiwake	2002	53,146	Nov 2010	$19,000

Martin	2010	57,809	Feb 2017 to Feb 2018	$18,400

Merlin(10)	2001	50,296	Dec 2010 to Mar 2011	$23,000

Osprey I	2002	50,206	Nov 2010	$20,250

Peregrine (2)	2001	50,913	Jan 2011 to Mar 2011	$10,500 (with 50% Index share over $10,500)

Redwing	2007	53,411	Jul 2011 to Sep 2011	$20,000

Shrike	2003	53,343	Jun 2011 to Aug 2011	$20,000

Skua	2003	53,350	Nov 2010	$18,000

Sparrow	2000	48,225	Nov 2010	$24,000

Stellar Eagle(2)	2009	55,989	Apr 2011 to Jun 2011	Index

Tern	2003	50,200	Nov 2010 to Feb 2011	$25,000

Thrasher (11)	2010	53,360	Apr 2016 Apr 2016 to Dec 2018/Apr 2019	$18,400 $18,000 (with 50% profit share over $22,000)

Woodstar (12)	2008	53,390	Jan 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000 (with 50% profit share over $22,000)

Wren (13)	2008	53,349	Dec 2011 Dec 2011 to Dec 2018/Apr 2019	$24,750 $18,000 (with 50% profit share over $22,000)

____________________________
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

(8)	Revenue recognition for the JAY is based on an average daily rate of $18,320.
(9)	Revenue recognition for the KINGFISHER is based on an average daily rate of $18,320.
(10)	Revenue recognition for the MERLIN is based on an average daily rate of $25,000.
(11)	Revenue recognition for the THRASHER is based on an average daily base rate of $18,280.
(12)	Revenue recognition for the WOODSTAR is based on an average daily base rate of $18,154.
(13)	Revenue recognition for the WREN is based on an average daily base rate of $20,245.

The following table, as of September 30, 2010, represents certain information about the Company's newbuilding vessels being constructed and their expected employment upon delivery:

Vessel	Dwt	Year Built –Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Thrush	53,100	2010Q4	Charter Free	—	—
Nighthawk	58,000	2011Q1	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	2011Q3	Nov 2017 to Nov 2018	$18,400	—
Owl	58,000	2011Q3	Feb 2018 to Feb 2019	$18,400	—
Petrel (4)	58,000	2011Q4	Apr 2014 to Aug 2014	$17,650	50% over $20,000
Puffin (4)	58,000	2011Q4	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (4)	58,000	2011Q4	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (4)	58,000	2011Q4	Sep 2014 to Jan 2015	$17,650	50% over $20,000

(1) (2)
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

Fleet Management

The management of our fleet includes the following functions:

●      Strategic management. We locate and obtain financing and insurance for purchase and sell vessels.
●      Commercial management. We obtain employment for our vessels and manage our relationships with charterers and customers.
●      Technical management. The technical managers perform day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of forty-six shore  based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

●      commercial operations and technical supervision;
●      safety monitoring;
●      vessel acquisitions; and
●      financial, accounting and information technology services.

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

The third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services they provide. For the three-month periods ended September 30, 2010 and 2009, the technical management fee averaged $9,441 and $8,983 per vessel per month, respectively. For the nine-month periods ended September 30, 2010 and 2009, the technical management fee averaged $9,578 and $9,017 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded as a component of Vessel Expenses.

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

Inventories: Inventories, which consist of bunkers, are stated at the lower of cost or market. Cost determined on a first in, first out method.

Accounting for Revenues and Expenses: Revenues are generated from time charter agreements and voyage charters. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. The Company does not begin recognizing voyage revenue until a Charter has been agreed to by both the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. Income representing ballast bonus payments by the charterer to the vessel owner is recognized in the period earned.

Under voyage charters, expenses such as bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time charters, such voyage costs are paid by the Company's customers. All voyage and vessel operating expenses are expensed as incurred on an accrual basis, except for commissions. Commissions are deferred over the related time or voyage charter period to the extent revenue has been deferred since commissions are earned as the Company's revenues are earned. Probable loss on voyage is provided for in full at the time such loss can be estimated.

Results of Operations for the three month periods ended September 30, 2010 and 2009:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Ownership Days	3,510	2,300	9,462	6,713
Chartered-in under Operating Lease Days	140	—	140	—
Available Days	3,628	2,271	9,520	6,657
Operating Days	3,623	2,264	9,480	6,634
Fleet Utilization	99.9%	99.7%	99.6%	99.7%

●          Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three month period ended September 30, 2010, increased 53% from the corresponding period in 2009 as we operated 38 vessels in the third quarter of 2010 compared to 25 vessels in the corresponding period in 2009.

●           Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels. We started to charter-in vessels on a spot basis during the third quarter of 2010.

●           Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine month periods ended September 30, 2010 and 2009, the Company drydocked five and five vessels, respectively.

●           Operating days:  We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

●           Fleet utilization:  We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company's efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning. Our fleet continues to perform at high utilization rates.

Revenues

All of our owned vessels are employed on time charters. Our time charter equivalent ("TCE") rate on our owned vessels is equal to the time charter rate. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Gross time charter revenues in the quarter ended September 30, 2010 were $72,671,094, an increase of 66% from $43,688,025 recorded in the comparable quarter in 2009, primarily due to operation of a larger fleet and marginally higher charter rates. Gross voyage charter revenues in the quarter ended September 30, 2010 were $3,738,973, compared to none in the comparable quarter in 2009. During the third quarter of 2010, the Company launched its Trading Operation. Gross revenues for the quarters ended September 30, 2010 and 2009, include an amount of $1,388,101 and $645,098, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended September 30, 2010 and 2009 were $3,584,484 and $ 2,136,220, respectively. Net revenues during the quarter ended September 30, 2010, increased 75% to $72,825,583 from $41,551,805 in the comparable quarter in 2009.

Gross time charter revenues for the nine-month period ended September 30, 2010 were $199,095,962, an increase of 26% from $158,243,472 recorded in the comparable period in 2009, primarily due to operation of a larger fleet offset by lower charter rates. Gross voyage charter revenues for the nine-month period ended September 30, 2010 were $3,738,973, compare to none in the comparable quarter in 2009. During the third quarter of 2010, the Company launched its Trading Operation. Gross revenues recorded in the nine-month period ended September 30, 2010 and 2009, include an amount of $3,424,205 and $1,942,278, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Gross revenues recorded in 2010 include $1,089,759 related to an arbitration settlement, reached in March 2010. Brokerage commissions incurred on revenues earned in the nine-month periods ended September 30, 2010 and 2009 were $10,152,787 and $7,692,663, respectively. Net revenues during the nine-month period ended September 30, 2010, increased 28% to $192,682,148 from $150,550,809 in the comparable period in 2009.

           Vessel Expenses

Vessel expenses for the three-month period ended September 30, 2010, were $19,075,233 compared to $11,493,889 in the comparable quarter in 2009. The increase in vessel expense is attributable to a larger fleet size in operation. Vessel expenses for the three-month period ended September 30, 2010, included $18,216,366 in vessel operating costs and $858,867 in technical management fees. Vessel expenses for the comparable period in 2009 included $10,814,631 in vessel operating costs and $679,259 in technical management fees.

Vessel expenses for the nine-month period ended September 30, 2010 were $50,605,567 compared to $37,498,893 in the comparable nine-month period ended September 30, 2009. The increase in vessel expense is attributable to a larger fleet size in operation for the nine-month period of 2010. Vessel expenses for the nine-month period ended September 30, 2010 included $48,130,823 in vessel operating costs and $2,474,744 in technical management fees. Vessel expenses for the nine-month period ended September 30, 2009 included $35,511,143 in vessel operating costs and $1,987,750 in technical management fees.

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

Depreciation and Amortization

For the three-month periods ended September 30, 2010 and 2009, total depreciation and amortization expense were $17,193,853 and $11,094,238, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2010 includes $16,344,878 of vessel depreciation and other assets amortization, and $848,975 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2009 were $10,404,514 of vessel depreciation and $689,724 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period in 2010 compared to 2009.

For the nine-month periods ended September 30, 2010 and 2009, total depreciation and amortization expense were $46,437,290 and $32,328,402, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2010 includes $44,151,616 of vessel depreciation and other assets amortization, and $2,285,674 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine-month period ended September 30, 2009 were $30,424,426 of vessel depreciation and $1,903,976 of amortization of deferred drydocking costs.

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

Amortization of deferred financing costs which relate to debt increased to purchase the vessels on the water is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended September 30, 2010 and 2009, the amortization of deferred financing costs allocated to the vessels on the water was $914,174 and $372,214, respectively. For the nine-month periods ended September 30, 2010 and 2009, the amortization of deferred financing costs allocated to the vessels on the water was $2,246,917 and $881,728, respectively.

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

General and administrative expenses for the three-month periods ended September 30, 2010 and 2009 were $10,993,761 and $7,839,942, respectively. These general and administrative expenses include a non-cash compensation component of $3,664,992 and $3,345,433, respectively. The increase in general and administrative expenses for the three-month period ended September 30, 2010, is primarily attributable to higher administrative costs associated with operating a larger fleet, our extensive newbuilding program, accruals of compensation expense and amortization of restricted stock awards and the opening a new office in Singapore.

General and administrative expenses for the nine-month periods ended September 30, 2010 and 2009 were $30,845,907 and $25,784,155, respectively. These general and administrative expenses include a non-cash compensation component of $11,694,957 and $10,587,150, respectively. The increase in general and administrative expenses for the nine-month period ended September 30, 2010, is primarily attributable to higher administrative costs associated with operating a larger fleet, our extensive newbuilding program, accruals of compensation expense and amortization of restricted stock awards.

Capitalized Interest

At September 30, 2010, we had contracts for the construction of 8 newbuilding vessels which are expected to be delivered through 2011. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended September 30, 2010, capitalized interest amounted to $2,071,261 and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three-month period in 2009, capitalized interest amounted to $7,382,920.

For the nine-month period ended September 30, 2010, capitalized interest amounted to $10,346,700 and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding nine-month period in 2009, capitalized interest amounted to $20,895,336.

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Income	$8,226,153	$512,261	$23,811,709	$31,096,577
Interest Expense	13,432,885	7,294,151	37,217,625	20,596,321
Depreciation and Amortization	17,193,853	11,094,238	46,437,290	32,328,402
Amortization of fair value below market of time charter acquired	(1,388,101)	(645,098)	(3,424,205)	(1,942,278)
EBITDA	37,464,790	18,255,552	104,042,419	82,079,022
Adjustments for Exceptional Items:
Write-off of Financing Fees (1)		3,383,289		3,383,289
Non-cash Compensation Expense (2)	3,664,992	3,345,433	11,694,957	10,587,150
Credit Agreement EBITDA	$41,129,782	$24,984,274	$115,737,376	$96,049,461

(1)  One time charge (see Note 4 to the financial statements).
(2)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the nine-month periods ended September 30, 2010 and 2009, was $85,798,578 and $80,594,642, respectively. The increase was due to higher revenue from larger fleet offset by increased operational cost and interest expense resulting from delivery of an additional 12 newbuilding vessels.

Net cash used in investing activities during the nine-month period ended September 30, 2010, was $245,555,691, compared to $145,857,288 during the corresponding nine-month period ended September 30, 2009. Investing activities during the nine-month period ended September 30, 2010 related primarily to making progress payments and incurring related vessel construction expenses for the newbuilding vessels, of which 12 delivered during the first nine months of 2010.

Net cash provided by financing activities during the nine-month period ended September 30, 2010, was $217,549,637, compared to net cash provided by financing activities of $138,598,251 during the corresponding nine-month period ended September 30, 2009. Financing activities during the nine-month period ended September 30, 2010, primarily involved borrowings of $223,494,867 from our revolving credit facility.  During the nine month period ended September 30, 2009, we received $97,291,046 in net proceeds from sale of common shares of the Company, borrowed $95,770,000 from our revolving credit facility, repaid $48,645,523 to our lenders under the terms of the amended debt agreement, and incurred $4,330,801 in financing costs relating to our debt agreements.

As of September 30, 2010, our cash balance was $129,137,297, compared to a cash balance of $71,344,773 at December 31, 2009. In addition, $19,000,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted cash in our financial statements as of September 30, 2010. Also recorded in Restricted Cash is an amount of $276,056, which is collateralizing letters of credit relating to our office leases.

At September 30, 2010, the Company's debt consisted of $1,123,665,747 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $989,483,485 for the 38 vessels currently in operation and $134,182,262 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007 (See section in the Company's 2009 Annual Report on Form 10-K entitled "Revolving Credit Facility" for a description of the facility and its amendments). The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes.

On August 4, 2010, the Company entered into a Fourth Amendatory Agreement to its revolving credit facility the credit agreement dated October 19, 2007, by and between the Company and The Royal Bank of Scotland plc, as mandated lead arranger, bookrunner, swap bank, agent and security trustee and certain other lenders (collectively the "Lenders"), pursuant to which the Lenders have consented, among other things, to the Trading Operation.

We were in compliance with all of the covenants contained in our amended debt agreements as of September 30, 2010. We anticipate that our current financial resources, together with cash generated from operations and, if necessary, borrowings under our revolving credit facility will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans.

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

Dividends

The Company did not make any dividend payments in the first, second and third quarters of 2010 and 2009. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2010:
(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$186,273	$9,162	—	—	$195,435
Bank Loans	—	134,221	$989,445	—	1,123,666
Interest and borrowing fees (2)	49,141	98,371	38,837	—	186,349
Office lease	1,070	2,636	2,240	$2,964	8,910
Total	$236,484	$244,390	$1,030,522	$2,964	$1,514,360

(1) The balance of the contract price in US dollars for the 8 newbuilding vessels which are to be constructed and delivered between 2010 and 2011.

(2)  The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $402,417,830. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

We may incur additional capital expenditures from time to time related to our acquired vessels.  As of September 30, 2010, our fleet consists of 38 vessels which are currently operational and 8 newbuilding vessels which have been contracted for construction.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. Two vessels were drydocked in the three-months ended September 30, 2010. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
December 31, 2010	66	$1.65 million
March 31, 2011	44	$1.10 million
June 30, 2011	44	$1.10 million
September 30, 2011	44	$1.10 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

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

Item 1A – Risk Factors

Other than the risk factor set forth below, there have been no material changes from the "Risk Factors" previously disclosed in our Form 10-K for the year ended December 31, 2009.

Investment in derivative instruments such as freight forward agreements could result in losses.

From time to time, we may take positions in derivative instruments including freight forward agreements, or FFAs. FFAs and other derivative instruments may be used to hedge a vessel owner's exposure to the charter market by providing for the sale of a contracted charter rate along a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs or other derivative instruments and do not correctly anticipate charter rate movements over the specified route and time period, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

(a)           None

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
10.7
Fourth Amendatory Agreement, dated as of August 4, 2010, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger

31.1	Rule 13a-14(d) / 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

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
Date: November 9, 2010

By:    /s/ Alan S. Ginsberg
--------------------------------------------------------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Principal Accounting Officer
Date: November 9, 2010