Form 10-K
period 2010-12-31
Eagle Bulk Shipping Inc.
filed 2011-03-04
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer ☐     Accelerated filer ☒ Non-Accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant's most recently completed second quarter, was 262,551,161 based on the closing price of $4.22 per share on the NASDAQ Stock Exchange on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 4, 2011, 62,560,436 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the registrant within 120 days of December 31, 2010 in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
Page

PART I.		4
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	32
ITEM 1B.	Unresolved Staff Comments	50
ITEM 2.	Properties	50
ITEM 3.	Legal Proceedings	50
ITEM 4.	Reserved	50

PART II.	50
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	50
ITEM 6.	Selected Financial Data	53
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	54
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	75
Item 8.	Financial Statements and Supplementary Data	76
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item 9A.	Controls and Procedures	77
Item 9B.	Other Information	78

PART III.	78
Item 10.	Directors, Executive Officers and Corporate Governance	78
Item 11.	Executive Compensation	78
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
Item 13.	Certain Relationships and Related Transactions	78
Item 14.	Principal Accountant Fees and Services	79

PART IV.	79
Item 15.	Exhibits, Financial Statement Schedules	79
Signatures	80

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

As of December 31, 2010, we owned and operated a modern fleet of 38 oceangoing vessels with a combined carrying capacity of 2,046,126 dwt and an average age of approximately five years. We also have a Supramax vessel newbuilding program in China and Japan which commenced delivery of the constructed vessels in 2008 and is expected to continue through 2011. Under this newbuilding program, by the end of 2010, we had taken delivery of 19 vessels and we held contracts for the construction of 8 vessels with a carrying capacity of approximately 459,100 dwt. During 2010, twelve vessels were constructed and delivered into our fleet and we also sold one vessel to an unaffiliated third party. Upon delivery of the last contracted newbuilding vessel in 2011, our total fleet will consist of 46 vessels with a combined carrying capacity of 2.50 million dwt.

During the third quarter of 2010, the Company launched a freight trading operation to capitalize on value creation strategies in spot trading, contracts of affreightment, time charter-in and -out and derivative instruments. These trading capabilities (the "Trading operation") will extend the Company's global presence, which includes a new office in Singapore.

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

A glossary of shipping terms (the "Glossary") that should be used as a reference when reading this Annual Report on Form 10-K begins on page 29. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding the outlook for dry cargo markets, and the Company's prospects. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for major and minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; the ability to attract and retain customers and the performance of our contract counterparties. This Form 10-K also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources.  We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this Annual Report. The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission.

Management of Our Fleet

Our New York City based management team, with in excess of 20 years of experience in the shipping industry primarily focused on the sub-Panamax dry bulk sectors, such as Supramax, Handymax and Handysize vessels, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is provided internally and by unaffiliated third party managers, V.Ships, Wilhelmsen Ship Management, and Anglo Eastern International Ltd., which we believe are three of the world's largest providers of independent ship management and related services, and which we refer to as our technical managers. In 2009, we set up our own in-house technical management for a portion of our fleet in order to establish a vessel management bench-mark with our external technical managers. The management of our fleet includes the following functions:

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

Our Competitive Strengths and our Business Strategy

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

•
A fleet of Supramax dry bulk vessels. We specialize in the Supramax class of the Handymax sector of the dry bulk industry. Our operating fleet of 38 vessels at December 31, 2010 and contracts for the construction of 8 newbuilding vessels makes us one of the world's largest fleets of vessels in the sector. We view Handymax vessels, especially the Supramax class of vessels, as a highly attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

- reduced volatility in charter rates;
- increased operating flexibility;
- ability to access more ports;
- ability to carry a more diverse range of cargoes; and
- broader customer base.

•
A modern, high quality fleet. The 38 Handymax vessels in our operating fleet at December 31, 2010 had an average age of approximately five years compared to an average age for the world Handymax dry bulk fleet of over 14 years. As of December 31, 2010, we have taken delivery of 19 Supramax newbuilding vessels and we are also constructing another 8 Supramax vessels. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese and Chinese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., and Oshima Shipbuilding Co., Ltd. The vessels under construction are being built at premier shipyards in Japan, IHI Marine United, and China, Yangzhou Dayang Shipbuilding Co. Ltd.

•
A fleet of sister and similar ships allows us to maintain low cost, highly efficient operations. Our current operating fleet of 38 vessels includes 8 identical sister ships built at the Mitsui shipyard based upon the same design specifications, two sets of 4 and 10 identical sister ships built at Dayang shipyard, 5 identical sister ships built at IHI Marine United shipyard, and 3 similar ships built at the Oshima shipyard that use many of the same parts and equipment. Our newbuilding fleet of 8 vessels to be constructed includes two sets of sister vessels – one 53,100 dwt sister ships and seven 58,000 dwt sister ships from Yangzhou Dayang Shipbuilding Co. Ltd. Operating sister and similar ships provides us with operational and scheduling flexibility, efficiencies in employee training and lower inventory and maintenance expenses. We believe that this should allow us both to increase revenue and lower operating costs. We intend to actively monitor and control vessel operating expenses while maintaining the high quality of our fleet through regular inspection and maintenance programs. We also intend to take advantage of savings that result from the economies of scale that the third party technical managers provide us through access to bulk purchasing of supplies, quality crew members and a global service network of engineers, naval architects and port captains.

•
Balanced charter program. Our strategy is to balance between long-term time charters and revenues generated by short-term time charters and voyage charters to maximize our financial performance throughout shipping cycles. We have entered into time charter employment contracts for all the vessels in our operating fleet and a substantial portion of our newbuilding fleet We charter some of our vessels pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Several of the newly constructed vessels are on long term charters with an average duration of eight years. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index linked charters and voyage charters provide us with the revenue upside as the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index linked or short-term time charters or voyage charters. All the charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

•
Expand our fleet through selective acquisitions of dry bulk vessels. We intend to continue to grow our fleet through timely and selective acquisitions of additional vessels in a manner that is accretive to earnings. We expect to focus primarily in the Handymax sector of the dry bulk shipping industry, and in particular on Supramax class vessels. We may also consider acquisitions of other sizes of dry bulk vessels, but not tankers.

Our Fleet

Our operating fleet consists of 38 vessels, which includes 19 newly constructed vessels during 2008, 2009, and 2010. We are also constructing an additional eight vessels under our newbuilding program. The following table presents certain information concerning our fleet as of December 31, 2010:

No. of Vessels	Dwt	Vessel Type	Delivery

Vessels in Operation
38 Vessels	2,046,126	36 Supramax
		2 Handymax

Vessels to be delivered
1 Vessel	53,100	53,100 dwt series Supramax	2011

7 Vessels	406,000	58,000 dwt series Supramax	2011

All vessels in our fleet are fitted with cargo cranes and cargo grabs that permit them to load and unload cargo in ports that do not have cargo handling infrastructure in place. All of our vessels are flagged in the Marshall Islands. We own each of our vessels through a separate wholly owned Republic of Marshall Islands subsidiary.

Operating Fleet:

Our operating fleet consists of 38 vessels, and these vessels are all employed on time charters. The following table represents certain information about the Company's operating fleet:

Vessel	Year Built	Dwt	Time Charter Employment (expiry range)(1)

Avocet	2010	53,462	December 2018 to April 2019

Bittern	2009	57,809	December 2018 to April 2019

Canary	2009	57,809	December 2018 to April 2019

Cardinal	2004	55,362	February 2011

Condor	2001	50,296	July 2011 to October 2011

Crane	2010	57,809	December 2018 to April 2019

Crested Eagle	2009	55,989	March 2011 to April 2011

Crowned Eagle	2008	55,940	June 2011 to September 2011

Egret Bulker	2010	57,809	October 2012 to February 2013

Falcon	2001	50,296	January 2011

Gannet Bulker	2010	57,809	January 2013 to May 2013

Golden Eagle	2010	55,989	April 2011 to June 2011

Goldeneye	2002	52,421	October 2011 to December 2011

Grebe Bulker	2010	57,809	February 2013 to June 2013

Harrier	2001	50,296	July 2011 to October 2011

Hawk I	2001	50,296	July 2011 to September 2011

Heron	2001	52,827	January 2011

Ibis Bulker	2010	57,775	March 2013 to July 2013

Imperial Eagle	2010	55,989	January 2011 to February 2011

Jaeger	2004	52,248	January 2011

Jay	2010	57,802	December 2018 to April 2019

Kestrel I	2004	50,326	March 2011

Kingfisher	2010	57,776	December 2018 to April 2019

Kite	1997	47,195	January 2011

Kittiwake	2002	53,146	January 2011

Martin	2010	57,809	February 2017 to February 2018

Merlin	2001	50,296	January 2011 to February 2011

Osprey I	2002	50,206	September 2011 to November 2011

Peregrine	2001	50,913	Jan 2011 to March 2011

Redwing	2007	53,411	July 2011 to September 2011

Shrike	2003	53,343	June 2011 to August 2011

Skua	2003	53,350	February 2011

Sparrow	2000	48,225	February 2011

Stellar Eagle	2009	55,989	April 2011 to June 2011

Tern	2003	50,200	Jan 2011

Thrasher	2010	53,360	December 2018 to April 2019

Woodstar	2008	53,390	December 2018 to April 2019

Wren	2008	53,349	December 2018 to April 2019

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the conclusion of the charter.

Newbuilding Acquisitions

We hold contracts for the construction of a fleet of Supramax vessels in China which have begun delivering into our operating fleet.

As of December 31, 2010, eight vessels are scheduled to be delivered during 2011. We have taken delivery of 14 vessels from the shipyard in China. The Wren and Woodstar in 2008. The Bittern and Canary in 2009. The Thrasher, Crane, Egret, Avocet, Gannet Bulker, Grebe Bulker, Ibis Bulker, Jay, Kingfisher, and Martin in 2010.

The following table represents certain information about the Company's newbuilding fleet, at December 31, 2010:

Vessel	Dwt	Year Built – Actual or Expected Delivery (1)	Time Charter Employment (2)

Thrush(3)	53,100	2011Q1	Charter Free
Nighthawk(4)	58,000	2011Q1	Sep 2017/Sep 2018
Oriole	58,000	2011Q3	Jan 2018/Jan 2019
Owl	58,000	2011Q3	Feb 2018/Feb 2019
Petrel (5)	58,000	2011Q4	Apr 2014/Aug 2014
Puffin (5)	58,000	2011Q4	Jul 2014/Nov 2014
Roadrunner (5)	58,000	2011Q4	Aug 2014/Dec 2014
Sandpiper (5)	58,000	2011Q4	Sep 2014/Jan 2015

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon conclusion of the charter.
(3)	The Thrush was delivered in the first quarter of 2011 and commenced a short term time charter.

(4)
The Nighthawk was scheduled to delivered to KLC.  The Company and KLC have agreed to defer the commencement of this charter to allow the Company to employ the vessel for its own account for the time being. The Nighthawk was delivered in the first quarter of 2011 and commenced a short term time charter.

(5)	The charterer has an option to extend the charter by one or two periods of 11 to 13 months each.

Nature of Business

Our strategy is to balance between long-term time charters and revenues generated by short-term time charters and voyage charters to maximize our financial performance throughout shipping cycles. We have entered into time charter employment contracts for all the vessels in our operating fleet and a substantial portion of our newbuilding fleet We charter some of our vessels pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Several of the newly constructed vessels are on long term charters with an average duration of eight years. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index linked charters and voyage charters provide us with the revenue upside as the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index linked or short-term time charters or voyage charters. All the charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the service of the charterer. Under a typical time charter, the charterer periodically pays us a fixed daily charter hire rate and bears all voyage expenses, including the cost of fuel and port and canal charges. Once we have time chartered-out a vessel, trading of the vessel and the commercial risks shift to the customer. Subject to certain restrictions imposed by us in the contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging. In 2009 we set up own in-house technical management of a portion of our fleet. The Company has contracted the technical operations of majority of our vessels to third party vessel managers, and oversee the technical operation and navigation of the vessel at all times, including monitoring vessel operating expenses, such as the cost of crewing, insuring, repairing and maintaining the vessel, costs of spare parts and supplies, tonnage taxes and other miscellaneous expenses.

In connection with the charters of each of our vessels, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and to in-house ship brokers associated with the charterers, depending on the number of brokers involved with arranging the relevant charter.

Our vessels operate worldwide within the trading limits imposed by our insurance terms and do not operate in areas where United States and or United Nations sanctions have been imposed.

Our Customers

Our customers include international companies such as AMN Bulk Carriers Inc, BHP, Bunge S.A., Cargill Int'l SA, Clipper Bulk, Cosco Bulk Carriers Co.,Ltd., Eitzen Bulk AS, Global Maritime Investments Ltd, Hyundai Merchant Marine Co., Ltd., Lauritzen Bulkers AS, Korea Line Corporation, NYK Global Bulk Corp., Oldendorff Carriers GmbH & Co.KG, Pacific Basin, Rio Tinto Shipping(Asia) Pte Ltd, San Juan Navigation Corp., Vitol SA and Western Bulk Carriers ASA. Our assessment of customers' financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of two independent credit risk consultants. In 2010, two customers individually accounted for more than 10% of our time charter revenue.

Ten of our vessels are currently chartered to Korea Lines Corporation, or KLC, and one additional vessel concluded its charter with KLC in February 2011. On January 25, 2011, KLC, one of our charterers, filed for protective receivership in Seoul, Korea. On February 15th, the Korean courts approved this request. The Company and KLC have agreed that all of Company's charters to KLC remain intact until the court allows KLC to resume hire payments, although no charter hire payments are currently being received. The Company has further come to an agreement with KLC regarding arrangements to take over the employment of the majority of the affected chartered vessels for this interim period. Earnings during this interim period would be used to offset the charter hire otherwise due from KLC. During February, the Company re-chartered out all affected vessels on the spot market, which is currently averaging around $15,000 per day.  The Company will continue to trade these vessels until our business arrangements with KLC have been resolved.  As of March 4, 2011, Eagle Bulk is owed approximately $8.3 million of charter hire all related to 2011 activities with KLC, of which approximately $2.5 million was due and owing prior to KLC filing for rehabilitation. With regard to the "Nighthawk," which was scheduled to be delivered to KLC in February 2011, the Company and KLC have agreed in principle, subject to Court approval, to defer the commencement of this charter to allow Eagle to employ the vessel for its own account for the time being.

Operations

There are two central aspects to the operation of our fleet:

•	Commercial Operations, which involves chartering and operating a vessel; and

•	Technical Operations, which involves maintaining, crewing and insuring a vessel.

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company that was formed in January 2005 and maintains its principle executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. Our office staff, either directly or through this subsidiary, provides the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition; and

•	financial, accounting and information technology services.

We currently have 46 shore based personnel in our principal executive office and in Singapore and 19 personnel on-site at the shipyards supervising our newbuilding program.

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

In accordance with our strategy, we have entered into time and voyage charters for all 38 of our vessels currently in the operating fleet and 7 of the 8 vessels under construction. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve higher utilization rates.  Vessels coming off long term employment are being employed on the short to long term voyage charters or on the spot market.

During the third quarter of 2010 the Company launched a freight trading operation to capitalize on value creation strategies in spot trading, contracts of affreightment, time charter-in and -out and derivative instruments. These trading capabilities (the "Trading operation") will extend the Company's global presence, which includes a new office in Singapore.

We regularly monitor the dry bulk shipping market and, based on market conditions, when a time charter ends, we may consider taking advantage of short-term charter rates. In such cases we will arrange voyage charters for those vessels that we will operate in the spot market. Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. All operating costs are borne by the owner of the vessel. A single voyage charter is often referred to as a "spot market" charter, which generally lasts from two to ten weeks. Operating vessels in the spot market may afford greater opportunity to capitalize on fluctuations in the spot market; when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control. If the markets are especially weak for protracted periods, there is a risk that vessels in the spot market may spend time idle waiting for business, or may have to be "laid up".

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

•
Supervising our third party technical managers. We regularly monitor the expenditures, crewing, and maintenance of our vessels by our technical managers, V.Ships, Wilhemsen Ship Management, and Anglo Eastern International Ltd. In 2009, we set up our own in-house technical management capability in order to establish a vessel management bench-mark with our external technical managers. Our management team has direct experience with vessel operations, repairs, drydockings and vessel construction.

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

We currently crew our vessels primarily with officers and seamen from India, Ukraine, Romania and the Philippines who are supplied by our managers. As of December 31, 2010, we employed a total of approximately 800 officers and seamen on the 38 vessels in our operating fleet. Each technical manager handles each seaman's training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with international regulations and shipping conventions. Additionally, our seafaring employees perform most commissioning work and assist in supervising work at shipyards and drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. No international collective bargaining agreements to which we are a party are set to expire within two years.

We pay our unaffiliated technical managers a monthly fee per vessel plus actual costs incurred by our vessels. These monthly fees averaged $9,562 per vessel in 2010, $9, 233 per vessel in 2009 and $9,041 per vessel in 2008.

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

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the dry bulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.  In addition, a future serious marine incident, such as the 2010 Deepwater Horizon oil spill, that causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.

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

Air Emissions

In September 1997, the IMO adopted Annex VI to the MARPOL Convention, Regulations for the Prevention of Pollution from Ships, to address air pollution from ships. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits deliberate emissions of ozone depleting substances (such as halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks, and the shipboard incineration of specific substances. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. We believe that all our vessels are currently compliant in all material respects with these regulations. The IMO's Maritime Environment Protection Committee, or MEPC, has adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide particulate matter and ozone depleting substances, which amendments were ratified by the United States in October 2008 and entered into force on July 1, 2010. The amended Annex VI reduces air pollution from vessels by, among other things, (i) implementing a progressive reduction of sulfur oxide emissions from ships, with the global sulfur cap reduced initially to 3.50% (from the current cap of 4.50%), effective from January 1, 2012, then progressively to 0.50%, effective from January 1, 2020, subject to a feasibility review to be completed no later than 2018; and (ii) establishing new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The U.S. Environmental Protection Agency, or EPA, has promulgated equivalent emissions standards, and we may incur costs to comply with these revised IMO and EPA standards.

The MEPC has designated the area extending 200 miles from the territorial sea baseline adjacent to the Atlantic/Gulf and Pacific coasts and the eight main Hawaiian Islands as an ECA under the MARPOL Annex VI amendments. The new ECA will enter into force in August 2012, whereupon fuel used by all vessels operating in the ECA cannot exceed 1.0% sulfur, dropping to 0.1% sulfur in 2015. From 2016, NOx after-treatment requirements will also apply. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

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

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel's management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. Our appointed ship managers have obtained documents of compliance for their offices and safety management certificates for all of our vessels for which the certificates are required by the IMO, which are renewed as required.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted an International Convention for the Control and Management of Ships' Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits.

The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping. The BWM Convention has not yet entered into force because a sufficient number of states have failed to adopt it. However, the MEPC passed a resolution in March 2010 encouraging the ratification of the BWM Convention and calling upon those countries that have already ratified to encourage the installation of ballast water management systems. If mid-ocean ballast exchange or ballast water treatment requirements become mandatory, the cost of compliance could increase for ocean carriers, and these costs may be material.

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

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively. As of the date of this report, each of our vessels is ISM Code certified.  However, there can be no assurance that such certificates will be maintained in the future.

The IMO continues to introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

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

Effective July 31, 2009, the U.S. Coast Guard adjusted the limits of OPA liability for non-tank vessels to the greater of $1,000 per gross ton or $0.85 million per non-tank vessel that is over 3,000 gross tons (subject to periodic adjustment for inflation). CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages.  Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $0.5 million for any other vessel.  These OPA and CERCLA limits of liability do not apply if an incident was directly caused by violation of applicable U.S. federal safety, construction or operating regulations or by a responsible party's gross negligence or willful misconduct, or if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with oil removal activities.

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

In response to the fire and explosion that took place on the Deepwater Horizon in the Gulf of Mexico in April 2010, the U.S. Congress is currently considering a number of bills that could potentially modify or eliminate the limits of liability under OPA. Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

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

Greenhouse Gas Regulation

In February 2005, the Kyoto Protocol to the United Nations Framework Convention on Climate Change, or UNFCCC, which we refer to as the Kyoto Protocol, entered into force. Pursuant to the Kyoto Protocol, adopting countries are required to implement national programs to reduce emissions of certain gases, generally referred to as greenhouse gases, which are suspected of contributing to global warming. Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol. However, international negotiations are continuing with respect to a successor to the Kyoto Protocol, which sets emission reduction targets through 2012, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the United States and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. In addition, the European Union had indicated that it intended to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, if such emissions were not regulated through the IMO (or the UNFCCC) by December 31, 2010, which did not occur.

In the United States, the EPA has issued a final finding that greenhouse gases threaten public health and safety, and has promulgated regulations governing the emission of greenhouse gases from motor vehicles. The EPA may decide in the future to regulate greenhouse gas emissions from ships and has already been petitioned by the California Attorney General and a coalition of environmental groups to regulate greenhouse gas emissions from ocean-going vessels. Other federal and state regulations relating to the control of greenhouse gas emissions may follow, including the climate change initiatives that are being considered in the U.S. Congress. In addition, the IMO is evaluating various mandatory measures to reduce greenhouse gas emissions from international shipping, including marketbased instruments. Any passage of climate control legislation or other regulatory initiatives by the EU, U.S., IMO or other countries where we operate that restrict emissions of greenhouse gases could require us to make significant financial expenditures that we cannot predict with certainty at this time.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002, or the MTSA came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security. The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security Code, or the ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessel's flag state. Among the various requirements are:

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

While we maintain hull and machinery insurance, war risks insurance, loss of hire, protection and indemnity cover and freight, demurrage and defense cover for our operating fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel's useful life. Furthermore, while we believe that our current insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

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

Competition

We compete with a large number of international dry bulk fleets. The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 8,167 dry bulk carriers aggregating approximately 540 million dwt, and the ownership of the world dry bulk fleet remains very fragmented with no single owner accounting for more than 6% of any one sector. We primarily compete with other owners of dry bulk vessels in the Handymax class that are mainly privately owned fleets.

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

The Company's results of operations and cash flow may be significantly affected by future charter and COA markets.

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

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $1,200,000, $900,000 and $1,400,000 for the years ended December 31, 2010, 2009 and 2008, respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

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

Dividends paid on the Company's common stock to a United States Holder who is an individual, trust or estate (a ''United States Non-Corporate Holder'') will generally be treated as ''qualified dividend income'' that is taxable to such United States Non-Corporate Holder at preferential tax rates (through 2012) provided that (1) the common stock is readily tradable on an established securities market in the United States (such as the Nasdaq Global Select Market on which the Company's common stock is traded); (2) the Company is not a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year (which we do not believe we have been, are or will be); (3) the United States Non-Corporate Holder has owned the common stock for more than 60 days in the 121-day period beginning 60 days before the date on which the common stock becomes ex-dividend; and (4) the United States Non-Corporate Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property.

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

As discussed more fully below, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat the Company as a ''Qualified Electing Fund,'' which election we refer to as a ''QEF election.'' As an alternative to making a QEF election, a United States Holder should be able to make a ''mark-to-market'' election with respect to the Company's common stock, as discussed below. In addition, if we were to be treated as a passive foreign investment company for any taxable year after 2010, a U.S. holder would be required to file an annual report with the Internal Revenue Services for that year with respect to such holder's common stock.

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

Contract of Affreightment or COA—An agreement providing for the transportation between specified points for a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling since no vessel designation is required. COAs can either have a fixed rate or a market-related rate.

Deadweight Ton—"dwt"—A unit of a vessel's capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel's DWT or total deadweight is the total weight the vessel can carry when loaded to a particular load line.

Demise Charter—See bareboat charter.

Demurrage—Additional revenue paid to the shipowner on its Voyage Charters for delays experienced in loading and/or unloading cargo that are not deemed to be the responsibility of the shipowner, calculated in accordance with specific Charter terms.

Despatch —The amount payable by the shipowner if the vessel completes loading or discharging before the laytime has expired, calculated in accordance with specific charter terms.

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

Technical Management—The management of the operation of a vessel, including physically maintaining the vessel, maintaining necessary certifications, and supplying necessary stores, spares, and lubricating oils. Responsibilities also generally include selecting, engaging and training crew, and arranging necessary insurance coverage.

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

Voyage Expenses—Includes fuel, port charges, canal tolls, cargo handling operations and brokerage commissions paid by the Company under Voyage Charters. These expenses are subtracted from shipping revenues to calculate Time Charter Equivalent revenues for Voyage Charters.

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
The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely, and charterhire rates for dry bulk vessels have declined significantly from historically high levels. During 2010, the
Baltic Exchange Dry Index, or BDI, rates, a daily average of charter rates in 26 shipping routes measured on a time charter and voyage basis and covering Supramax, Panama and Capesize drybulk carriers, ranged from a low of approximately 1,700 in July 2010 to a high of approximately 4,209 in May 2010. As of February 14, 2011, the BDI was 1,206. While we generally charter our vessels for medium- to long-term time charters. We currently have 7 vessels that are on charter whose revenues are linked to the performance of the Baltic
Supramax Index with a duration of one year or less. As a result, a decline in the Baltic Supramax Index may have a material adverse effect on the Company. We cannot assure you that we will be able to successfully charter our vessels in the future or renew existing charters at rates sufficient to allow us to meet our obligations. Fluctuations in charter rates result from changes in the supply and demand for vessel capacity and changes in the supply and demand for the major commodities carried by water internationally. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. If charter rates in the dry bulk market continue to decline and remain at low levels for any significant period in 2011, this will have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

Factors that influence demand for dry bulk vessel capacity include:

•	supply and demand for energy resources, commodities and industrial products;

•	changes in the exploration or production of energy resources, commodities, consumer and industrial products;

•	the location of regional and global exploration, production and manufacturing facilities;

•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the globalization of production and manufacturing;

•	global and regional economic and political conditions, including armed conflicts and terrorist activities; embargoes and strikes;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•	environmental and other regulatory developments;

•	currency exchange rates; and

•	weather.

Factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping of older vessels;

•	vessel casualties; and

•	number of vessels that are out of service, namely those that are laid-up, drydocked, awaiting repairs or otherwise not available for hire.

In addition to the prevailing and anticipated freight rates, factors that affect the rate of newbuilding, scrapping and laying-up include newbuilding prices, secondhand vessel values in relation to scrap prices, costs of bunkers and other operating costs, costs associated with classification society surveys, normal maintenance and insurance coverage, the efficiency and age profile of the existing dry bulk fleet in the market and government and industry regulation of maritime transportation practices, particularly environmental protection laws and regulations. These factors influencing the supply of and demand for shipping capacity are outside of our control, and we may not be able to correctly assess the nature, timing and degree of changes in industry conditions.

We anticipate that the future demand for our dry bulk vessels will be dependent upon economic growth in the world's economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global dry bulk fleet and the sources and supply of dry bulk cargo to be transported by sea. The capacity of the global dry bulk carrier fleet seems likely to increase and there can be no assurance that economic growth will resume or continue. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

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

The recent global economic downturn may continue to negatively impact our business.

In the current global economy, operating businesses have recently faced tightening credit, weakening demand for goods and services, weak international liquidity conditions, and declining markets. Lower demand for dry bulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for dry bulk carriers, creating downward pressure on charter rates and on vessel values.  The recent economic downturn has had and may continue to have during 2011 a number of adverse consequences for dry bulk and other shipping sectors, including, among other things:

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

While the dry bulk carrier charter market may have recently strengthened, it remains significantly below the high in 2008, which has had and may continue to have an adverse effect on our revenues, earning and profitability and our ability to comply with our loan covenants.

The abrupt and dramatic downturn in the dry bulk charter market, from which we derive substantially all of our revenues, has severely affected the dry bulk shipping industry and has adversely affected our business. The BDI declined from a high of 11,793 in May 2008 to a low of 663 in December 2008, which represents a decline of 94%. As of February 28, 2011, the BDI was 1,206. The decline and volatility in charter rates is due to various factors, including the lack of trade financing for purchases of commodities carried by sea, which has resulted in a significant decline in cargo shipments, and the excess supply of iron ore in China, which has resulted in falling iron ore prices and increased stockpiles in Chinese ports. The decline and volatility in charter rates in the dry bulk market also affects the value of our dry bulk vessels, which follows the trends of dry bulk charter rates, and earnings on our charters, and similarly, affects our cash flows, liquidity and compliance with the covenants contained in our loan agreements.

In addition, some of our vessels are employed on charter whose revenues are directly tied to the Baltic Supramax Index. Although our vessels are employed predominately on medium and long-term time charters, 25 of our vessels are scheduled to expire in the next 12 months, at which time we will have to negotiate new employment for these vessels.  If the very low charter rates in the dry bulk market continue to exist when we are required to renew these charters or in the future when our other charters must be renewed, this will have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

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

Conversely, if vessel values are elevated at a time when we wish to acquire additional vessels, the cost of acquisition may increase and this could adversely affect our business, results of operations, cash flow and financial condition.

Fuel, or bunker prices, may adversely affect profits.

While we generally do not bear the cost of fuel, or bunkers, for vessels operating on time charters, fuel is a significant factor in negotiating charter rates. As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability at the time of charter negotiation. Fuel is also a significant, if not the largest, expense in our shipping operations when vessels are under voyage charter. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business versus other forms of transportation, such as truck or rail.

Compliance with safety and other vessel requirements imposed by classification societies may be very costly and may adversely affect our business.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention.

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel's machinery may be on a continuous survey cycle under which the machinery would be surveyed periodically over a five-year period. If any vessel does not maintain its class and/or fails any annual survey, intermediate survey or special survey, the vessel will be unable to trade between ports and will be unemployable. This could negatively impact our results of operations and financial condition.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels operate or are registered, which can significantly affect the ownership and operation of our vessels. These regulations include, but are not limited to, the U.S. Oil Pollution Act of 1990, or OPA, the U.S. Clean Air Act, U.S. Clean Water Act and the U.S. Marine Transportation Security Act of 2002, and regulations of the International Maritime Organization, or the IMO, including the International Convention for the Prevention of Pollution from Ships of 1975, the International Convention for the Prevention of Marine Pollution of 1973, the IMO International Convention for the Safety of Life at Sea of 1974 and the International Convention on Load Lines of 1966. Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of our vessels. We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents. These costs could have a material adverse effect on our business, results of operations, cash flows and financial condition. A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA, for example, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. Furthermore, the 2010 explosion of the Deepwater Horizon and the subsequent release of oil into the Gulf of Mexico, or other events, may result in further regulation of the shipping industry, and modifications to statutory liability schemes, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. An oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages under other federal, state and local laws, as well as third-party damages. We are required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. Although we have arranged insurance to cover certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay dividends, if any, in the future.

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

An over-supply of dry bulk carrier capacity may lead to further reductions in charter hire rates, which may limit our ability to operate our dry bulk carriers profitably.

The market supply of dry bulk carriers has been increasing, and the number of dry bulk carriers on order is near historic highs. These newbuildings were delivered in significant numbers starting at the beginning of 2006 and continued to be delivered in significant numbers through 2010. As of January 31, 2011, newbuilding orders had been placed for an aggregate of more than 52.0% of the existing global dry bulk fleet, with deliveries expected during the next four years.  An over-supply of dry bulk carrier capacity, particularly in conjunction with the currently reduced level of demand, may result in a further reduction of charter hire rates. If the current low dry bulk carrier charter rate environment persists and the global fleet capacity increases due to the delivery of newbuildings or further redeployment of previously idle dry bulk carriers and containerships, upon the expiration or termination of our vessels' current charters we may only be able to re-charter our vessels at reduced or unprofitable rates or we may not be able to charter these vessels at all.

A further economic slowdown in the Asia Pacific region could exacerbate the effect of the recent slowdowns in the economies of the United States and the European Union and may have a material adverse effect on our business, financial condition and results of operations.

We anticipate a significant number of the port calls made by our vessels will continue to involve the loading or discharging of dry bulk commodities in ports in the Asia Pacific region. As a result, further negative changes in economic conditions in any Asia Pacific country, particularly in China, may exacerbate the effect of the significant recent slowdowns in the economies of the United States and the European Union and may have a material adverse effect on our business, financial condition and results of operations, as well as our future prospects. Before the global economic financial crisis that began in 2008, China had one of the world's fastest growing economies in terms of gross domestic product, or GDP, which had a significant impact on shipping demand. While the growth rate of China's GDP increased to approximately 10.3% for the year ended December 31, 2010, as compared to approximately 9.1% for the year ended December 31, 2009, the Chinese GDP growth rate remains below pre-2008 levels. China has recently imposed measures to restrain lending, which may further contribute to a slowdown in its economic growth. It is possible that China and other countries in the Asia Pacific region will continue to experience slowed or even negative economic growth in the near future. Moreover, the current economic slowdown in the economies of the United States, the European Union and other Asian countries may further adversely affect economic growth in China and elsewhere. Our business, financial condition and results of operations, ability to pay dividends as well as our future prospects, will likely be materially and adversely affected by a further economic downturn in any of these countries.

A decrease in the level of China's export of goods or an increase in trade protectionism could have a material adverse impact on our charterers' business and, in turn, could cause a material adverse impact on our results of operations, financial condition and cash flows.

China exports considerably more goods than it imports. Our vessels may be deployed on routes involving trade in and out of emerging markets, and our charterers' shipping and business revenue may be derived from the shipment of goods from the Asia Pacific region to various overseas export markets including the United States and Europe. Any reduction in or hindrance to the output of China-based exporters could have a material adverse effect on the growth rate of China's exports and on our charterers' business. For instance, the government of China has recently implemented economic policies aimed at increasing domestic consumption of Chinese-made goods. This may have the effect of reducing the supply of goods available for export and may, in turn, result in a decrease of demand for container shipping. Additionally, though in China there is an increasing level of autonomy and a gradual shift in emphasis to a "market economy" and enterprise reform, many of the reforms, particularly some limited price reforms that result in the prices for certain commodities being principally determined by market forces, are unprecedented or experimental and may be subject to revision, change or abolition. The level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government.

Our operations expose us to the risk that increased trade protectionism will adversely affect our business. If the incipient global recovery is undermined by downside risks and the recent economic downturn is prolonged, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing the demand for shipping. Specifically, increasing trade protectionism in the markets that our charterers serve has caused and may continue to cause an increase in: (i) the cost of goods exported from China, (ii) the length of time required to deliver goods from China and (iii) the risks associated with exporting goods from China, as well as a decrease in the quantity of goods to be shipped.

Any increased trade barriers or restrictions on trade, especially trade with China, would have an adverse impact on our charterers' business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us and to renew and increase the number of their time charters with us. This could have a material adverse effect on our business, results of operations and financial condition and our ability to pay dividends to our shareholders.

World events could affect our results of operations and financial condition.

Terrorist attacks in such as the attacks on the United States in 2001, in London in 2005 and in Mumbai in 2008, and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks in the United States or elsewhere, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. Continuing conflicts in the Middle East and Egypt and the presence of United States and other armed forces in Iraq and Afghanistan may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia.  Beginning in 2008, the frequency of piracy incidents increased significantly, and continued at a relatively high level through today, particularly in the Gulf of Aden off the coast of Somalia.  In November 2008, the Sirius Star, a tanker not affiliated with us, was captured by pirates in the Indian Ocean while carrying crude oil estimated to be worth $100 million, and was released in January 2009 upon a ransom payment of $3 million. In April 2009, the Maersk Alabama, a 17,000-ton containership not affiliated with us, was seized by Somali pirates. The ship was later released. If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as "war risk" zones by insurers, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee (JWC) "war and strikes" listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain.  In addition, crew costs, including those due to employing onboard security guards, could increase in such circumstances.  We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us.  In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

If our vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect our reputation and the market for our common stock.

From time to time on charterers' instructions, our vessels may call on ports located in countries subject to sanctions and embargoes imposed by the United States government and countries identified by the U.S. government as state sponsors of terrorism. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act ("CISADA"), which expanded the scope of the former Iran Sanctions Act. Among other things, CISADA expands the application of the prohibitions to non-U.S. companies and introduces limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in our company. Additionally, some investors may decide to divest their interest, or not to invest, in our company simply because we do business with companies that do business in sanctioned countries. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. Investor perception of the value of our common stock may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

Disruptions in world financial markets and the resulting governmental action in the United States and in other parts of the world could have a material adverse impact on our results of operations, financial condition and cash flows, and could cause the market price of our common stock to further decline.

The United States and other parts of the world have and continue to experience weakened economic conditions and have been in a recession.  For example, the credit markets in the United States have experienced significant contraction, deleveraging and reduced liquidity, and the United States federal government and state governments have implemented a broad variety of governmental action and/or new regulation of the financial markets and may implement additional regulations in the future. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. The Commission, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies, and may effect changes in law or interpretations of existing laws.

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

The operation of our vessels is affected by the requirements set forth in the ISM Code. The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive "Safety Management System" that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.  Each of the vessels that has been delivered to us is ISM Code-certified and we expect that each other vessel that we have agreed to purchase will be ISM Code-certified when delivered to us. However, if we are subject to increased liability for non-compliance or if our insurance coverage is adversely impacted as a result of non-compliance, it may negatively affect our ability to pay dividends, if any, in the future. If any of our vessels are denied access to, or are detained in, certain ports, our revenues may be adversely impacted.

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

International shipping is subject to various security and customs inspection and related procedures in countries of origin and destination and trans-shipment points. Inspection procedures may result in the seizure of contents of our vessels, delays in the loading, offloading, trans-shipment or delivery and the levying of customs duties, fines or other penalties against us.

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

The operation of our has certain unique risks. With a dry bulk carrier, the cargo itself and its interaction with the vessel can be an operational risk. By their nature, dry bulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, dry bulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea. Hull breaches in dry bulk carriers may lead to the flooding of the vessels' holds. If a dry bulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel's bulkheads leading to the loss of a vessel. If we are unable to adequately maintain our vessels we may be unable to prevent these events. Any of these circumstances or events could negatively impact our business, financial condition, results of operations and ability to pay dividends, if any, in the future. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

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

We have procured hull and machinery insurance, protection and indemnity insurance, which includes environmental damage and pollution insurance coverage and war risk insurance for our fleet. We do not maintain, for our vessels, insurance against loss of hire, which covers business interruptions that result from the loss of use of a vessel. We may not be adequately insured against all risks. We may not be able to obtain adequate insurance coverage for our fleet in the future, and we may not be able to obtain certain insurance coverages, including insurance against charter party defaults, that we have obtained in the past on terms that are acceptable to us or at all. The insurers may not pay particular claims. Our insurance policies may contain deductibles for which we will be responsible and limitations and exclusions which may increase our costs or lower our revenue. Moreover, insurers may default on claims they are required to pay.

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

Company Specific Risk Factors

The failure of our charterers to meet their obligations under our time charter agreements, on which we depend for substantially all of our revenues, could cause us to suffer losses or otherwise adversely affect our business and ability to comply with covenants in our credit facilities.

The ability and willingness of each of our counterparties to perform its obligations under a time charter agreement with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the dry bulk shipping industry and the overall financial condition of the counterparties. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities, such as iron ore, coal, grain, and other minor bulks. In addition, in depressed market conditions, there have been reports of charterers, including some of our charter counterparties, renegotiating their charters or defaulting on their obligations under charters, and our customers may fail to pay charter hire or attempt to renegotiate charter rates.

In addition, ten of our vessels are currently chartered to Korea Lines Corporation, or KLC, and one additional vessel concluded its charter with KLC in February 2011. On January 25, 2011 KLC, one of our charterers, filed for protective receivership in Seoul, Korea. On February 15th, the Korean Courts approved this request. The Company and KLC have agreed that all of Company's charters to KLC remain intact until the Court allows KLC to resume hire payments, although no charter hire payments are currently being received. The Company has further come to an agreement with KLC regarding arrangements to take over the employment of the majority of the affected chartered vessels for this interim period. Earnings during this interim period would be used to offset the charter hire otherwise due from KLC.  The Company will continue to trade these vessels until our business arrangements with KLC have been resolved.  As of March 4, 2011, Eagle Bulk is owed approximately $8.3 million of charter hire all related to 2011 activities with KLC, of which approximately $2.5 million was due and owing prior to KLC filing for rehabilitation. With regard to the "Nighthawk," which was scheduled to be delivered to KLC in February 2011, the Company and KLC have agreed in principle, subject to Court approval, to defer the commencement of this charter to allow Eagle to employ the vessel for its own account for the time being. Should Korea Line Corporation stop performing its obligations under the charter, we would have difficulty recovering any unpaid amounts or securing another charter at similar rates, as current charter rates are volatile and may be at lower than the contracted rate under the charter.

The time charters on which we deploy a number of our vessels provide for charter rates that are significantly above market rates as of March 4, 2011. Should a counterparty fail to honor its obligations under its charter with us, it may be difficult to secure substitute employment for such vessel, and any new charter arrangements we secure in the spot market or on time charters would be at lower rates given currently decreased dry bulk carrier charter rate levels. If our charterers fail to meet their obligations to us or attempt to renegotiate our charter agreements, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as our ability to pay dividends, if any, in the future, and compliance with covenants in our credit facilities, certain of which specifically require the maintenance of minimum charter rate levels.

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

The acquisition and management of the 38 vessels in our operating fleet and the ongoing construction of our newbuilding vessels have imposed, and additional dry bulk vessels that we may acquire in the future will impose, significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. Further, we have recently commenced providing technical management services to certain of our vessels in house, and expect to provide these services to additional vessels in our fleet.  We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing time charters.

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

We cannot assure you that we will be able to borrow amounts under our credit facility and restrictive covenants in our credit facility may impose financial and other restrictions on us

We entered into a senior secured revolving credit facility in July 2005. We used borrowings under the revolving credit facility to refinance a portion of our outstanding indebtedness at the time of our initial public offering in June 2005 and to fund vessel acquisitions. Since then we have amended and enhanced our credit facility periodically to accommodate our newbuilding program of 27 vessels, of which we have taken delivery of 19 vessels, and eight vessel contracts which we have converted into options to build and purchase vessels in the future.  In July 2008, we entered into an amendment to our $1.6 billion revolving credit facility that, among other things, provided for an additional incremental commitment of up to $200 million under the same terms and conditions as the previously existing facility, subject to satisfaction of certain additional conditions, and amended the applicable margin rate under the facility.  In December 2008, we entered into a further amendment to our credit facility to, among other changes, reduce the required minimum security value of our fleet from 130% to 100%, reduce the requirement minimum net worth requirement from $300 million to $75 million for 2009, subject to annual review thereafter, and amend the applicable interest margin to 1.75% over LIBOR. In August 2009, we entered into a further amendment to our credit facility which among other things reduced the facility to $1.2 billion with a maturity in July 2014, amended the applicable interest margin to 2.5% over LIBOR, and until the Company is in compliance with the original covenants for two consecutive accounting periods, amended the collateral covenants from market values to book values, reduced the EBITDA to interest coverage ratio, and allocated half the net proceeds from any equity issuance to repay debt and reduce the facility, including $48.6 million from our last equity raised which reduce our facility to $1.151 billion.

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

We have entered into contracts for the construction of 27 newbuilding vessels, of which we have taken delivery of 19. We also may enter into additional newbuilding contracts and purchase additional secondhand vessels in the future. While we have the right to inspect previously owned vessels prior to purchase, such an inspection does not provide us with the same knowledge about their condition that we would have if these vessels had been built for and operated exclusively by us. A secondhand vessel may have conditions or defects that we were not aware of when we bought the vessel and which may require us to incur costly repairs to the vessel. These repairs may require us to put a vessel into dry dock, which would reduce our fleet utilization. Furthermore, we usually do not receive the benefit of warranties on secondhand vessels.

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

We derive a significant part of our revenues from a small number of charterers. In 2010, two customers individually accounted for more than 10% of our time charter revenue. The charterers' payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the dry bulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our stockholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our stockholders do not have any recourse against our charterers.

In the highly competitive international shipping industry, we may not be able to compete for charters with new entrants or established companies with greater resources, and as a result, we may be unable to employ our vessels profitably.

Our vessels are employed in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than we do. Competition for the transportation of dry bulk cargo by sea is intense and depends on price, location, size, age, condition and the acceptability of the vessel and its operators to the charterers. Due in part to the highly fragmented market, competitors with greater resources could enter the dry bulk shipping industry and operate larger fleets through consolidations or acquisitions and may be able to offer lower charter rates and higher quality vessels than we are able to offer. If we are unable to successfully compete with other dry bulk shipping companies, our results of operations would be adversely impacted.

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

These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, delay or rerouting. If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and may be substantial. We may have to pay drydocking costs that our insurance does not cover in full. The loss of earnings while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, would decrease our earnings. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located to our vessels' positions. Any of these circumstances or events could increase our costs or lower our revenues. The involvement of our vessels in an environmental disaster may harm our reputation as a safe and reliable vessel owner and operator.

The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 38 dry bulk vessels in our operating fleet as of December 31, 2010 is approximately five years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

Technological innovation could reduce our charter hire income and the value of our vessels.

The charter hire rates and the value and operational life of a vessel are determined by a number of factors including the vessel's efficiency, operational flexibility and physical life.  Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly.  Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits.  The length of a vessel's physical life is related to its original design and construction, its maintenance and the impact of the stress of operations.  If new dry bulk carriers are built that are more efficient or more flexible or have longer physical lives than our vessels, competition from these more technologically advanced vessels could adversely affect the amount of charterhire payments we receive for our vessels once their initial charters expire and the resale value of our vessels could significantly decrease.  As a result, our business, results of operations, cash flows and financial condition could be adversely affected.

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

Based on the current operation of our vessels, if we were subject to this tax, our United States federal income tax liability would be approximately $1,200,000, $900,000 and 1,400,000 for the year ended December 31, 2010, 2009 and 2008, respectively. Because the operations of our vessels are under the control of third party charterers, we can give no assurance that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

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

If the IRS were to find that we are or have been a PFIC for any taxable year, our United States stockholders would face adverse United States tax consequences and information reporting obligations. Under the PFIC rules, unless those stockholders made an election available under the Code (which election could itself have adverse consequences for such stockholders, as discussed below under "United States Federal Income Taxation of United States Holders"), such stockholders would be liable to pay United States federal income tax upon excess distributions and upon any gain from the disposition of our common stock at the then prevailing income tax rates applicable to ordinary income plus interest as if the excess distribution or gain had been recognized ratably over the stockholder's holding period of our common stock. Please see the section of this Form 10-K entitled "Tax Considerations—United States Federal Income Taxation of United States Holders" for a more comprehensive discussion of the United States federal income tax consequences to United States stockholders if we are treated as a PFIC.

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

Our corporate affairs are governed by our amended and restated articles of incorporation and bylaws and by the Marshall Islands Business Corporations Act, or the BCA. The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the laws of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in the United States. The rights of stockholders of companies incorporated in the Marshall Islands may differ from the rights of stockholders of companies incorporated in the United States. While the BCA provides that it is to be interpreted according to the laws of the State of Delaware and other states with substantially similar legislative provisions, there have been few, if any, court cases interpreting the BCA in the Marshall Islands and we can't predict whether Marshall Islands courts would reach the same conclusions as United States courts. Thus, you may have more difficulty in protecting your interests in the face of actions by the management, directors or controlling stockholders than would stockholders of a corporation incorporated in a United States jurisdiction which has developed a relatively more substantial body of case law.

Future sales of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. We intend to issue additional shares of our common stock in the future. Our amended and restated articles of incorporation authorize us to issue 100 million shares of common stock of which 62,560,436 shares were issued and outstanding as of December 31, 2010.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The trading market for shares of our common stock is the Nasdaq Stock Market, on which our shares are quoted under the symbol "EGLE." As of March 4, 2011, the number of stockholders of record of the Company's common stock was approximately 62,560,436. The following table sets forth the high and low closing prices for shares of our common stock in 2010 and 2009, as reported by the Nasdaq Stock Market:

For the period:	High	Low

January 1, 2010 to March 31, 2010	$5.99	$4.76
April 1, 2010 to June 30, 2010	$5.91	$4.22
July 1, 2010 to September 30, 2010	$5.28	$3.96
October 1, 2010 to December 31, 2010	$5.71	$4.86

January 1, 2009 to March 31, 2009	$8.55	$2.93
April 1, 2009 to June 30, 2009	$9.18	$4.20
July 1, 2009 to September 30, 2009	$6.31	$4.10
October 1, 2009 to December 31, 2009	$6.75	$4.59

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan

Information regarding our equity compensation plan as of December 31, 2010 is disclosed in Note 9, "Stock Incentive Plans" to our consolidated financial statements.

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

In December 2008, commencing with the fourth quarter of 2008, the Company's board of directors decided to suspend the payment of a dividend to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. (See Notes to the Consolidated Financial Statements and Management's Discussion & Analysis.)

ITEM 6. SELECTED FINANCIAL DATA

We were incorporated on March 23, 2005 and our predecessor, Eagle Holdings LLC, was formed on January 26, 2005. The following table sets forth selected financial data for each of the five years in the period ended December 31, 2010. Certain information in the table has been derived from the Company's audited financial statements and notes thereto. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In accordance with standard shipping industry practice, we did not obtain from the sellers historical operating data for the vessels that we acquired, as that data was not material to our decision to purchase the vessels. Accordingly, we have not included any historical financial data relating to the results of operations of our vessels from the period before our acquisition of them. Please see the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Lack of Historical Operating Data for Vessels Before their Acquisition."

(Dollar amounts in thousands except Per Share amounts and Fleet Data)	2010	2009	2008	2007	2006
Income Statement Data
Revenues, net of commissions	$265,036	$192,574	$185,425	$124,815	$104,648
Voyage expenses	3,727	—	—	—	—
Vessel expenses	72,984	50,161	36,270	27,144	21,562
Charter hire expenses	9,983	—	—	—	—
Depreciation and Amortization	62,945	44,329	33,949	26,436	21,813
General and Administrative Expenses	40,029	32,714	34,567	11,776	18,293
Gain on Sale of Vessel	(291)	—	—	(873)	—
Write-off of advances for vessel construction	—	—	3,883	—	—
Total Operating Expenses	189,377	127,204	108,669	64,483	61,668
Interest Expense, Net	48,516	28,700	13,033	8,088	9,179
Write-off of deferred financing costs	—	3,383	2,090	—	—
Other expenses	298
Net Income	$26,845	$33,287	$61,633	$52,244	$33,801

Share and Per Share Data
Basic Income per share	$0.43	$0.60	$1.32	$1.24	$0.98
Diluted Income per share	0.43	0.60	1.31	1.24	0.98
Weighted Average Shares Outstanding - Diluted	62,417,247	55,923,308	46,888,788	42,195,561	34,543,862
Cash Dividends Declared per share	$—	$—	$2.00	$1.98	$2.08

Consolidated Cash Flow Data
Net cash from operating activities	$94,340	$90,525	$109,536	$82,889	$70,535
Net cash used in investing activities	(280,996)	(228,624)	(336,658)	(446,251)	(130,759)
Net cash from financing activities	244,433	200,235	83,427	493,989	57,973

Consolidated Balance Sheet Data	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Current Assets	$150,733	$84,205	$16,864	$157,454	$27,652
Total Assets	1,896,573	1,608, 203	1,362,176	1,136,008	568,791
Total Liabilities	1,227,486	988,474	890,749	621,037	247,215
Long-term Debt	1,151,354	900,171	789,601	597,243	239,975
Stockholders' Equity	669,087	619,729	471,427	514,971	321,576

Other Data
EBITDA (a)	$148,663	$121, 239	$127,683	$99,418	$82,695
Capital Expenditures :
Vessels	$301,796	$228,530	$336,438	$458,262	$130,759
Payments for Drydockings	$2,828	$4,477	$2,389	$3,625	$2,325
Ratio of Total Debt to Total Capitalization (b)	63.2%	59.2%	62.6%	53.7%	42.7%

Fleet Data
Number of Vessels in operating fleet	38	27	23	18	16
Average Age of Fleet (in dwt weighted years)	5	6	6	6	6
Fleet Ownership Days	12,958	9,106	7,229	6,166	5,288
Chartered-in under operating lease Days	476	—	—	—	—
Fleet Available Days	13,323	8,999	7,172	6,073	5,224
Fleet Operating Days	13,274	8,966	7,139	6,039	5,203
Fleet Utilization Days	99.6%	99.6%	99.5%	99.4%	99.6%

(a)
Our revolving credit facility permits us to pay dividends in amounts up to cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The Company's computation of EBITDA may not be comparable to similar titled measures of other companies. Following an amendment to the revolving credit facility in December 2008, payment of dividend has been suspended until certain covenants requirements have been met and our board of directors determines in its discretion to declare and pay future dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

(b)	Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

	2010	2009	2008	2007	2006
Net Income	$26,844,650	$33,287,271	$61,632,809	$52,243,981	$33,801,540
Interest Expense	48,885,674	28,904,610	15,816,573	12,741,106	10,548,616
Depreciation and Amortization	62,945,478	44,329,258	33,948,840	26,435,646	21,812,486
Amortization of fair value (below) above market of time charter acquired	(4,754,407)	(2,643,820)	(799,540)	3,740,000	3,462,000
EBITDA	133,921,395	103,877,319	110,598,682	95,160,733	69,624,642
Adjustments for Exceptional Items:
Write-off of Advances for Vessel Construction (1)	—	—	3,882,888	—	—
Write-off of Financing Fees (1)	—	3,383,289	2,089,701	—	—

Non-cash Compensation Expense (2)	14,741,813	13,977,974	11,111,885	4,256,777	13,070,473
Credit Agreement EBITDA	$148,663,208	$121,238,582	$127,683,156	$99,417,510	$82,695,115

(1)	Nonrecurring charges (see Notes to the financial statements).
(2)	Stock based compensation related to stock options and restricted stock units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the years ended December 31, 2010, 2009 and 2008. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections.  These statements may include words such as "believe," "estimate," "project," "intend," "expect," "plan," "anticipate," and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which started to decline significantly in 2009 from historic highs and partially recover during 2010, and periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this annual report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2010, we owned and operated a modern fleet of 38 Handymax segment dry bulk vessels, 36 of which are of the Supramax class. We also have an on-going Supramax newbuilding program for the construction of an additional 8 newbuilding vessels in China. Upon delivery of all newbuilding vessels by end 2011, our total fleet will consist of 46 vessels with a combined carrying capacity of approximately 2.50 million dwt.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels, which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 38 vessels in our operating fleet, with an aggregate carrying capacity of 2,046,126 deadweight tons, have an average age of only five years compared to an average age for the world Handymax dry bulk fleet of approximately 14 years.

During the third quarter of 2010, the Company launched a freight trading operation to capitalize on value creation strategies in spot trading which includes contracts of affreightment, time charter-in and -out and derivative instruments. These trading capabilities will extend the Company's global presence, which includes a new office in Singapore.

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages (over Panamax and Capesize vessels),

(2)
Our strategy is to balance between long-term time charters and revenues generated by short-term time charters and voyage charters to maximize our financial performance throughout shipping cycles. We have entered into time charter employment contracts for all the vessels in our operating fleet and a substantial portion of our newbuilding fleet We charter some of our vessels pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Several of the newly constructed vessels are on long term charters with an average duration of eight years. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters and voyage charters provide us with the revenue upside as the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index-linked or short-term time charters or voyage charters. All the charters provide for fixed semi-monthly payments in advance.

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

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

The following are several significant events that occurred during 2010:

•	In January 2010, we took delivery of four newbuilding vessels, Thrasher, Crane, Egret and Golden Eagle (This vessel is the fourth of the series of five vessels being built in Japan).

•	In February 2010, we took delivery of two newbuilding vessels, Avocet and Imperial Eagle (The last vessel of the series of five vessels being built in Japan).

•	In April 2010, we took delivery of our ninth newbuilding vessel from China, Gannet Bulker.

•	In May 2010, we took delivery of our tenth newbuilding vessel from China, Grebe Bulker.

•	In June 2010, we took delivery of our eleventh newbuilding vessel from China, Ibis Bulker.

•	In July 2010, we took delivery of our twelfth and thirteenth newbuilding vessel from China, Jay and Kingfisher.

•	In August 2010, we took delivery of our fourteenth newbuilding vessel from China, Martin.

•	In September 2010, we launched our freight trading operation. The trading operation will extend the Company's global presence, which includes a new office in Singapore.

•	In September 2010, we sold the oldest and smallest vessel in its fleet, the Griffon a 1995-built Handymax and we realized a net gain of $291,011 and received net proceeds of $21,055,784.

The following are several significant events that occurred during 2009:

•	In January 2009, we took delivery of a newbuilding vessel, Crested Eagle. This vessel is the second of the series of five vessels being built in Japan.

•	In March 2009, we took delivery of a newbuilding vessel, Stellar Eagle. This vessel is the third of the series of five vessels being built in Japan.

•	In May - June 2009, we raised $100 million by issuing shares of our common stock.

•	In August 2009, we amended and reduced our revolving credit facility to $1,200,000,000.

•	In September 2009, we set up our own in-house technical management operation.

•	We took delivery of our third newbuilding vessel from China, Bittern, in October 2009.

•	We took delivery of our fourth newbuilding vessel from China, Canary, in December 2009.

The following are several significant events that occurred during 2008:

•	In May 2008, we acquired two Supramax vessels, Goldeneye and Redwing, which delivered into our fleet in June 2008 and September 2008, respectively.

•	We took delivery of the first of our newbuilding vessels, Wren in June 2008. This vessel is the first of the series of 22 vessels being built in China under construction contracts.

•	We took delivery of our second newbuilding vessel from China, Woodstar, in October 2008.

•	We took delivery of our third newbuilding vessel, Crowned Eagle, in November 2008. This vessel is the first of the series of five vessels being built in Japan.

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

We have employed all of our vessels on time and voyage charters. The following table represents certain information about the Company's owned vessel revenue earning charters:

The following table represents certain information about our revenue earning charters on our operating fleet as of December 31, 2010:

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate
Avocet (3)	2010	53,462	May 2016 May 2016 to Dec 2018/Apr 2019	$18,400 $18,000 (with 50% profit share over $22,000)
Bittern (4)	2009	57,809	Jan 2015 Jan 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)
Canary (5)	2009	57,809	Mar 2015 Mar 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)
Cardinal (15)	2004	55,362	Feb 2011	Voyage
Condor (2)	2001	50,296	Jul 2011 to Oct 2011	Index
Crane (6)	2010	57,809	Apr 2015 Apr 2015 to Dec 2018/Apr 2019	$18,850 $18,000 (with 50% profit share over $22,000)
Crested Eagle (2)	2009	55,989	Mar 2011 to Apr 2011	$11,500 (with 50% Index share over $11,500)

Crowned Eagle(2)	2008	55,940	Jun 2011 to Sep 2011	Index
Egret Bulker(7)	2010	57,809	Oct 2012 to Feb 2013	$17,650 (with 50% profit share over $20,000)
Falcon (14)	2001	50,296	Jan 2011	$14,500
Gannet Bulker(7)	2010	57,809	Jan 2013 to May 2013	$17,650 (with 50% profit share over $20,000)
Golden Eagle	2010	55,989	Apr 2011 to Jun 2011	$17,000
Goldeneye	2002	52,421	Oct 2011 to Dec 2011	$17,000
Grebe Bulker(7)	2010	57,809	Feb 2013 to Jun 2013	$17,650 (with 50% profit share over $20,000)
Harrier	2001	50,296	Jul 2011 to Oct 2011	$21,000
Hawk I	2001	50,296	Jul 2011 to Sep 2011	$20,000
Heron (14)	2001	52,827	Jan 2011	$26,375
Ibis Bulker(7)	2010	57,775	Mar 2013 to Jul 2013	$17,650 (with 50% profit share over $20,000)
Imperial Eagle (2) (15)	2010	55,989	Jan 2011 to Feb 2011	Index
Jaeger (2) (15)	2004	52,248	Jan 2011	Index
Jay (8)	2010	57,802	Dec 2015 Dec 2015 to Dec 2018/Apr 2019	$18,500(with 50% profit share over $21,500) $18,000 (with 50% profit share over $22,000)
Kestrel I (14)	2004	50,326	Mar 2011	$13,600
Kingfisher (9)	2010	57,776	Dec 2015 Dec 2015 to Dec 2018/Apr 2019	$18,500(with 50% profit share over $21,500) $18,000 (with 50% profit share over $22,000)
Kite (14)	1997	47,195	Jan 2011	$17,000
Kittiwake(14)	2002	53,146	Jan 2011	$15,800
Martin	2010	57,809	Feb 2017 to Feb 2018	$18,400
Merlin(10) (14)	2001	50,296	Jan 2011 to Feb 2011	$23,000
Osprey I	2002	50,206	Sep 2011 to Nov 2011	$18,500
Peregrine (2) (14)	2001	50,913	Jan 2011 to Mar 2011	$10,500 (with 50% Index share over $10,500)
Redwing	2007	53,411	Jul 2011 to Sep 2011	$20,000
Shrike	2003	53,343	Jun 2011 to Aug 2011	$20,000
Skua (14)	2003	53,350	Feb 2011	$14,600
Sparrow (14)	2000	48,225	Feb 2011	$12,000
Stellar Eagle(2)	2009	55,989	Apr 2011 to Jun 2011	Index

Tern (14)	2003	50,200	Jan 2011	$16,000
Thrasher (11)	2010	53,360	Apr 2016 Apr 2016 to Dec 2018/Apr 2019	$18,400 $18,000 (with 50% profit share over $22,000)
Woodstar (12)	2008	53,390	Jan 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000 (with 50% profit share over $22,000)
Wren (13)	2008	53,349	Dec 2011 Dec 2011 to Dec 2018/Apr 2019	$24,750 $18,000 (with 50% profit share over $22,000)

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

(8)	Revenue recognition for the JAY is based on an average daily rate of $18,320.
(9)	Revenue recognition for the KINGFISHER is based on an average daily rate of $18,320.
(10)	Revenue recognition for the MERLIN is based on an average daily rate of $25,000.
(11)	Revenue recognition for the THRASHER is based on an average daily base rate of $18,280.
(12)	Revenue recognition for the WOODSTAR is based on an average daily base rate of $18,154.
(13)	Revenue recognition for the WREN is based on an average daily base rate of $20,245.
(14)	Upon conclusion of the previous time charter the vessel will commence a short term time charter for up to six months.
(15)	Upon conclusion of the previous time charter the vessel will commence an index based time charter for two years.

The following table, as of December 31, 2010, represents certain information about the Company's newbuilding vessels being constructed and their expected employment upon delivery:

Vessel	Dwt	Year Built –Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Thrush (4)	53,100	2011Q1	Charter Free	—	—
Nighthawk (5)	58,000	2011Q1	Sep 2017 to Sep 2018	$18,400	—
Oriole	58,000	2011Q3	Jan 2018 to Jan 2019	$18,400	—
Owl	58,000	2011Q3	Feb 2018 to Feb 2019	$18,400	—
Petrel (6)	58,000	2011Q4	Apr 2014 to Aug 2014	$17,650	50% over $20,000

Puffin (6)	58,000	2011Q4	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (6)	58,000	2011Q4	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (6)	58,000	2011Q4	Sep 2014 to Jan 2015	$17,650	50% over $20,000

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 1.25% to 6.25% to third party ship brokers.
(4)	The Thrush was delivered in the first quarter of 2011 and commenced a short term time charter.
(5)
The Nighthawk was scheduled to delivered to KLC, the Company and KLC have agreed to defer the  commencement of  this charter to allow Eagle to employ the vessel for its own account for the time being. The Nighthawk was delivered in the first quarter of 2011 and commenced a short term time charter.

(6)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.

Market Overview

The international shipping industry is highly competitive and fragmented with many market participants. There are approximately 8,233 dry bulk carriers of over 10,000 dwt aggregating approximately 525 million dwt, and the ownership of the world dry bulk fleet remains very fragmented with no single owner accounting for more than 6% of any one sector. We primarily compete with other owners of dry bulk vessels in the Handymax and Handysize class and Panamax class sectors that are mainly privately owned fleets.

Competition in virtually all drybulk trades is intense and based primarily on supply and demand. Such demand is a function of world economic conditions and the consequent requirement for commodities, production and consumption patterns, as well as events which interrupt production, trade routes and consumption. We compete for charters on the basis of price, vessel location, size, age, and condition of the vessel, as well as on our reputation as an owner and operator. Increasingly, major customers are demonstrating a preference for modern vessels based on concerns about the environmental and operational risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets.

Our strategy is to concentrate in one vessel category of the dry bulk segment of the shipping industry – the Handymax sector. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Within the Handymax sector, the industry has migrated to a larger size of vessel class called the Supramax class of dry bulk vessels which range in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. Thirty -six of the 38 vessels in our operating fleet as of December 31, 2010 are classified as Supramax vessels. All of the 8 vessels under construction are also Supramax class vessels.

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet. As of January 2011, 23% of the world Handymax fleet is 20 years or older. The 38 Handymax vessels in our operating fleet have an average age of approximately 5 years as of December 31, 2010, compared to an average age for the world Handymax dry bulk fleet of over 14 years. The Handymax newbuilding orderbook currently stands at 49% of the world Handymax fleet.

The Handymax Market

The drybulk market, especially the sub-Panamax segment, experienced a healthy recovery in 2010 with Supramax rates posting a 24% increase year-on-year, outperforming the other asset classes.  This can be attributed to a strong increase of over 11% in demand for both major and minor bulks, thanks to a continued appetite for commodities from both China and India and demand recovery in OECD.  Also supporting rates in 2010 was lower-than-expected supply growth (especially when compared to Panamax and Capesize segments) attributable to significant slippage and cancellations of newbuilding deliveries approximating 40%.

Industry research indicates estimated dry bulk vessel deliveries for 2011 and 2012 are 58 million dwt and 45m dwt respectively.  It is widely believed that a material amount of these scheduled newbuildings will not be delivered for a variety of reasons including: inflated orderbook figures, owner and yard-related financing issues, and increasing labor costs and appreciating currency issues for yards.  Demand for drybulk is expected to remain robust in 2011with growth expected to reach approximately 10%, again attributed to continued appetite from China, India, other-Asia, and demand recovery in OECD.

In the Capesize sector, about 638 vessels are on order which is equivalent to 54% of existing fleet. Scheduled deliveries are 309 vessels for 2011, 225 vessels for 2012 and 104 vessels for 2013. The Panamax sector has about 59% of its existing fleet on order with approximately 400 vessels expected to be delivered in both 2011 and 2012. The Handymax sector has about 49% of its existing fleet on order with the bulk of deliveries occurring in 2011 and 2012. However, sub-Panamax fleet is older with a considerable proportion of the trading fleet 25 years or older. And in a low freight rate environment this segment will see the highest scrapping potential which would improve the supply-demand equilibrium bringing rates into balance.

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

Revenue Recognition

We currently generate our revenue from time charters and voyage charters. Time charters revenue are for a specific period of time at a specific rate per day, and are generally not as complex or as subjective as voyage charters. For long-term time charters, revenue is recognized on a straight-line basis over the term of the charter.  Revenue related to profit sharing on time charters is not recorded until fixed and determinable.

We recognize voyage charter revenue ratably over the estimated length of each voyage, calculated on discharge-to-discharge basis. We do not begin recognizing voyage revenue until a Charter has been agreed to by both the Company and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

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

Deferred Drydock Cost

There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydock costs are capitalized when incurred and amortized over the period to the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock expenses. Under the deferral method, drydock expenses are capitalized and amortized on a straight-line basis until the next drydock, which we estimate to be a period of two to three years. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in deferral drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted. We expect that our vessels will be required to be drydocked approximately every 30 months.

Costs capitalized as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel's earnings capacity or improve the vessel's efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels' sale.

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

Insurance Claims

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

Results of Operations for the years ended December 31, 2010, 2009 and 2008

Factors Affecting Our Results of Operations

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	2010	2009	2008
Ownership Days	12,958	9,106	7,229
Chartered-in under operating lease Days	476	—	—
Total	13,434	9,106	7,229
Available Days	13,323	8,999	7,172
Operating Days	13,274	8,966	7,139
Fleet Utilization	99.6%	99.6%	99.5%

•
Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. There were eighteen vessels in the fleet at the beginning of 2008.

During 2008, we acquired two second-hand vessels which delivered in June and September of 2008, and took delivery of three newbuilding vessels in June, October, and November 2008. Ownership days in 2009 increased due to the delivery of four newbuilding vessels, in January, March, October, and December 2009. Ownership days in 2010 increased due to the delivery of twelve newbuilding vessels, reduced by the sale of one vessel in September 2010.

•
Chartered-in under operating lease days: The Company defines chartered-in under operating lease days as the aggregate number of days in a period during which the Company chartered-in vessels. The Company started to charter-in vessels on a spot basis during the fourth quarter of 2010.

•
Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and drydockings, and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked three vessels in 2008, eight vessels in 2009 and five vessels in 2010.

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

Time Charter and Voyage Revenue

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

Revenues are also affected by the mix of charters between spot (voyage charter) and long-term (time charter). Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, vessel revenues are bench-marked on the basis of time charter equivalent ("TCE") revenues. TCE revenue comprises revenue from vessels operating on time charters, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE revenue serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

Our economic decisions are based on anticipated TCE rates and we evaluate financial performance based on TCE rates achieved. Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of the daily TCE that our vessels earn under charters, which, in turn, are affected by a number of factors, including:

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

Our revenues for the year ended December 31, 2010 were earned from time charters and voyage charters. All our revenues for the years ended December 31, 2009 and 2008 were earned from time charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2010 of $265,036,066 which is comprised of billed time charter revenues and voyage revenues of $273,722,177, amortization of fair value below contract value of time charters acquired of $4,754,407, and deductions for brokerage commissions of $13,440,518. Net revenues for the year ended December 31, 2010 were 38% greater than net revenues for the year ended December 31, 2009, primarily due to the operation of larger fleet as reflected by the increased operating days, and an increase in daily time charter rates.

Net revenues for the year ended December 31, 2009 of $192,574,826 which is comprised of billed time charter revenues of $199,851,763, amortization of fair value below contract value of time charters acquired of $2,643,820, and deductions for brokerage commissions of $9,920,757. While, net revenues for the year ended December 31, 2009 were 4% greater than net revenues for the year ended December 31, 2008, the positive impact of a larger fleet size was offset by a decrease in time charter rates earned by the fleet.

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

Voyage Expenses

To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, canal tolls expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessels.

Vessel Expenses

    Vessel expenses for the years ended December 31, 2010, 2009 and 2008 were $72,983,630, $50,161,091, and $36,270,382, respectively. Vessel expenses increase due to increases in the fleet size from 23 vessels in 2008, to 27 vessels in 2009, and to 38 vessels in 2010. Vessel expenses in 2010 included $69,645,197 in vessel operating costs and $3,338,433 in technical management fees. During 2009, vessel expenses also increased due to increases in vessel crew costs, insurance costs, costs relating to anti-piracy measures, and general increases in costs of stores and spares. Vessel expenses for the year ended December 31, 2009 included $47,466,300 in vessel operating costs and $2,694,791 in technical management fees. Vessel expenses for the year ended December 31, 2008 included $34,065,337 in vessel operating costs and $2,205,047 in technical management fees. Vessel expenses in 2008 increased due to increases in vessel crew costs, increase in insurance costs, and increases in lube costs which are based on global oil prices.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees.

Insurance expense varies with overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage. The main insurance expenses include hull and machinery insurance (i.e. asset insurance) costs and Protection and Indemnity ("P & I") insurance (i.e. liability insurance) costs, Certain other insurances, such as basic war risk premiums based on voyages into designated war risk areas are often for the account of the charterers.

With regard to vessel operating expenses, we have entered into technical management agreements for some of our vessels with our independent technical managers, V. Ships, Wilhelmsen Ship Management, and Anglo Eastern International Ltd. In conjunction with our management, our managers have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. Included in Vessel Expenses is a daily fixed management fee for each vessel in our operating fleet paid to our independent technical managers. In 2009, we set up our own in-house technical management for a portion of our fleet in order to establish a vessel management bench-mark with our external technical managers. For the years ended December 31, 2010, 2009, and 2008, the technical management fees averaged $9,562, $9,233, and $9,041 per month per vessel, respectively.

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

Depreciation and Amortization

For the years ended December 31, 2010, 2009 and 2008, total depreciation and amortization expense was $62,945,478, $44,329,258, and $33,948,840, respectively. Total depreciation and amortization expense for the year ended December 31, 2010 includes $59,503,895 of vessel depreciation and $3,441,583 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2009 includes $41,380,917 of vessel depreciation and $2,948,341 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2008 includes $31,379,443 of vessel depreciation and $2,569,396 of amortization of deferred drydocking costs.

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

General and administrative expenses for the years ended December 31, 2010, 2009 and 2008 were $40,029,261, $32,713,917, and $34,567,070, respectively.  The General and administrative expenses increase in 2010 were impacted primarily by opening new office in Singapore in September 2010, by increase in number of office staff, by increase in consultant fees, by cash and non-cash compensation (performance-based compensation and amortization of restricted stock awards) to our executive officers and office staff, and by administrative costs associated with operating a larger fleet, including the extensive newbuilding program.

General and administrative expenses include non-cash compensation charges of $14,741,813, $13,977,974, and $11,111,885, respectively in 2010, 2009, and 2008. These non-cash compensation charges relate to the stock options and restricted stock units granted to members of management and certain directors of the Company under the Stock Incentive Plans (see Note 11).

Interest and Finance Costs

Interest expense, exclusive of capitalized interest, consists of:

	2010	2009	2008

Loan Interest and Commitment Fees	$45,683,219	$27,530,612	$15,571,736
Amortization of Deferred Financing Costs	3,202,455	1,373,998	244,837
Write-off of Deferred Financing Costs	__	3,383,289	2,089,701

Total Interest Expense	$48,885,674	$32,287,899	$17,906,274

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

For 2010, interest rates on our outstanding debt ranged from 2.73% to 7.73%, including a margin over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.15%.

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

Cash interest paid during 2010, 2009, and 2008, exclusive of capitalized interest, amounted to $43,756,809, $26,116,825, and $13,557,351, respectively.

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

Capitalized Interest

We have contracted for the construction of 27 newbuilding vessels of which 19 vessels have been constructed and delivered in 2008, 2009 and 2010. We make periodic progress payments for the ongoing construction of the remainder of the vessels under the contracts. Interest costs on related borrowings are capitalized until the vessels are delivered.

Capitalized interest in 2010 amounted to $12,020,462, which includes $10,637,033 in interest and commitment fees, and $1,383,429 in amortization of financing costs. Capitalized interest in 2009 amounted to $28,485,470, which includes $26,345,204 in interest and commitment fees, and $2,140,266 in amortization of financing costs. Capitalized interest in 2008 amounted to $26,211,616, which includes $24,392,000 in interest and commitment fees, and $1,819,616 in amortization of financing costs. The increase in capitalized interest is substantially due to additional borrowings to fund the construction of the newbuilding vessels and the increase in margins. Cash paid for capitalized interest during 2010, 2009, and 2008 amounted to $13,725,858,  $26,643,519, and $20,385,190, respectively.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.

As of December 31, 2010, the following swap contracts were outstanding:

Notional Amount Outstanding – December 31, 2010	Fixed Rate	Maturity
$144,700,000	3.580%	10/2011
9,162,500	3.515%	10/2011
3,405,174	3.550%	10/2011
17,050,000	3.160%	11/2011
25,048,118	4.740%	12/2011
36,752,038	5.225%	08/2012
81,500,000	3.895%	01/2013
84,800,000	3.900%	09/2013
$402,417,830

We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $22,135,507, $35,408,049, and $50,538,060 have been recorded in Fair value of derivative instruments (liabilities) in the Company's balance sheets as of December 31, 2010, 2009 and 2008, respectively.

Foreign Currency Swaps

The shipping industry's functional currency is the U.S. dollar. All our revenues and the majority of our operating expenses and the entirety of our management expenses are in U.S. dollars. Therefore we do not use or intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for our revenues and expenses.

However, as we entered into a newbuilding program for vessels to be built in Japan and which are priced in Japanese yen, we have entered into foreign exchange swap transactions to hedge foreign currency risks to our vessel newbuilding contracts. These swaps are designated and qualify as cash flow hedges.

At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030.

In February 2009, the Company fixed the gain on its outstanding foreign currency swaps contracts. This gain was recognized upon delivery of the remaining vessels as an offset to the cost of the vessels. During 2009, the Company recognized a foreign currency gain of $8,710,806 which offset the cost of the Japanese vessels upon their delivery or payment incurred. The remaining gain as of December 31, 2009 aggregating $4,765,116 was offset the cost of the remaining two vessels upon their delivery in January, 2010 and February 2010.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $0, $4,765,116, and $15,039,535 has been recorded in Fair value of derivative instruments in the accompanying financial statements as of December 31, 2010, 2009, and 2008, respectively.

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

Gain on Sale of Vessel

During 2010, the Company decided to sell the oldest and smallest vessel in its fleet, the Griffon,
 a 1995-built Handymax.   On September 23, 2010 the Company realized a net gain of $291,011 and received net proceeds of $21,055,784 related to this sale.

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

	2010	2009	2008
Net Income	$26,844,650	$33,287,271	$61,632,809
Interest Expense	48,885,674	28,904,610	15,816,573
Depreciation and Amortization	62,945,478	44,329,258	33,948,840
Amortization of fair value (below) above market of time charter acquired	(4,754,407)	(2,643,820)	(799,540)
EBITDA	133,921,395	103,877,319	110,598,682
Adjustments for Exceptional Items:
Write-off of Advances for Vessel Construction (1)	—	—	3,882,888
Write-off of Financing Fees (1)	—	3,383,289	2,089,701

Non-cash Compensation Expense (2)	14,741,813	13,977,974	11,111,885
Credit Agreement EBITDA	$148,663,208	$121,238,582	$127,683,156

(1)	One time charge (see Notes to the financial statements).
(2)	Stock based compensation related to stock options, restricted stock units (see Notes to the financial statements).

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the years ended December 31, 2010, 2009 and 2008 was $94,339,830, $90,524,861 and $109,535,918, respectively. The change in 2010 and 2009 was primarily due to lower rates on time charter renewals offset by cash generated from operation of the fleet for 13,274 operating days in 2010, compared to 9,106 operating days in 2009, compared to 7,229 operating days in 2008.

Net cash used in investing activities during 2010 was $280,995,791, compared to $228,624,263, in 2009, compared to $336,657,686 in 2008. Investing activities in 2010 reflected the purchase of twelve newly constructed vessels, the last two Japanese-built vessels, the Golden Eagle and Imperial Eagle, in January and February 2010, respectively, and ten Chinese-built vessels the Thrasher, Crane and Egret, in January 2010, Avocet in February 2010, the Gannet Bulker, Grebe Bulker and Ibis Bulker in April, May and June, respectively, the Jay and Kingfisher in July and the Martin in August, and advances for the newbuilding vessel construction program. Investing activities during 2009 reflected the purchase of the Crested Eagle, Stellar Eagle, Bittern and Canary, which were delivered in the January, March, October and December of 2009, respectively, and advances for the newbuilding vessel construction program.  Investing activities during 2008 reflected the purchase of the Goldeneye and Redwing, which were delivered in the second and third quarter of 2008, respectively, and advances for the newbuilding vessel construction program. During 2008, we also incurred $219,245 in leasehold improvements relating to the expansion of our office space.

Net cash provided by financing activities in 2010 was $244,432,868, compared to $200,235,313 in 2009, compared to $83,426,938 in 2008. In 2010 we borrowed $251,183,596 from our revolving credit facility which was used to partly fund advances for construction of newbuilding vessels, twelve of which, Golden Eagle, Imperial Eagle, Thrasher, Crane, Egret, Avocet, Gannet Bulker, Grebe Bulker, Ibis Bulker, Jay, Kingfisher and Martin delivered during the year. In 2009 we received 97,291,046 in net proceeds from distribution of common shares of the Company, borrowed $159,215,000 from our revolving credit facility which was used to partly fund advances for construction of newbuilding vessels, fourth of which, Crested Eagle, Stellar Eagle, Bittern and Canary delivered during the year, repaid $48,645,523 to our lenders under the terms of the amended debt agreement, and incurred $4,515,623 in financing costs related to our debt agreements. Net cash provided by financing activities during 2008 was $83,426,938. We borrowed $192,358,513 from our revolving credit facility which was used to partly fund the Redwing and fund advances for construction of newbuilding vessels, three of which, Wren, Woodstar and Crowned Eagle delivered during the year. In 2008, we also paid $93,592,906 in dividends.

As of December 31, 2010, our cash balance was $129,121,680 compared to a cash balance of $71,344,773 at December 31, 2009. In addition, $19,000,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted Cash on our balance sheet as of December 31, 2010. Also recorded in Restricted Cash is an amount of $276,056 which is collateralizing a letter of credit relating to our office lease and $514,285 which collateralize for our FFAs position as of December 31, 2010.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007 (See section entitled "Revolving Credit Facility" for a description of the facility and its amendments). As of December 31, 2010, we are full borrowed under this facility with aggregated amount of $1,151,354,476. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes. We were in compliance with all of the covenants contained in our debt agreements as of December 31, 2010. We anticipate that our current financial resources, together with cash generated from operations will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months. We will rely on operating cash flows as well as our revolving credit facility and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans. In December 2008, our board of directors suspended the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.

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

The Company did not make any dividend payments in 2010 and 2009. In 2008, the Company declared four quarterly dividends in the aggregate amount of $2.00 per share of its common stock in February, May, August and November. Aggregate payments were $93,592,906 for dividends declared in 2008.

Sale of Common Stock

On June 30, 2009, the Company completed its offering under an Equity Distribution Agreement of $100,000,000.  From May through June 2009, the Company sold 14,847,493 common shares. The net proceeds, after underwriting commission of 2.5% and other issuance fees, amounted to $97,291,046.

We have incurred fees and expenses aggregating $2,708,951 for the share sales in 2009.

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

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility. Among other things, this amendment reduced the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modified the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA  (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires that until the Company is in compliance with the original covenants for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including approximately $48.6 million from the equity raised during the second quarter which was paid during the third quarter. These payments reduce the available amount of the credit facility to $1,151,354,476. The Company borrowing will bear interest at LIBOR plus 2.50%. The Company will also pay on a quarterly basis a commitment fee of 0.7% per annum on the undrawn portion of the facility. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a balloon payment of $935,475,513 at maturity in July 2014.

The Company's revolving credit facility contains financial covenants requiring us, among other things, to ensure that we maintain with the lender $500,000 per delivered vessel. As of December 31, 2010 the Company has recorded $19,000,000 as restricted cash in the accompanying balance sheets. At December 31, 2010, the Company's debt consisted of $1,151,354,476 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $990,838,309 for the 38 vessels currently in operation and $160,516,167 to fund the Company's newbuilding program. In connection with the arrangement of the revolving credit facility and its various amendments the Company has recorded deferred financing costs aggregating $0 in 2010, $3,671,873 in 2009, and $13,945,190 in 2008. We will also pay the lender an annual agency fee of $65,000.

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2010:

(in thousands of U.S. dollars)	Within One Year(4)	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$164,983	$—	$—	$—	$164,983
Bank Loans	—	161,908	989,446	—	1,151,354
Interest and borrowing fees (2)	49,246	93,809	26,048	—	169,103
Office lease (3)	1,206	2,609	2,223	2,686	8,724

Total	$215,435	$258,326	$1,017,717	$2,686	$1,494,164

(1)	The balance of the contract price in US dollars for the 24 newbuilding vessels which are to be constructed and delivered in 2011.
(2)
The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $771,529,273. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

(3)	Remainder of the lease on the office space which we occupy.
(4)	Not includes obligation of charter in vessels less than one year.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

We make capital expenditures from time to time in connection with our vessel acquisitions. As of December 31, 2010, our fleet currently consists of 38 Supramax vessels which are currently operational and 8 newbuilding vessels which have been contracted for construction.

In addition to acquisitions that we may undertake in future periods, the Company's other major capital expenditures include funding the Company's program of regularly scheduled drydocking necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2010, five of our vessels were drydocked and we incurred $2,827,534 in drydocking related costs. In 2009, eight of our vessels were drydocked and we incurred $4,477,244 in drydocking related costs. In 2008, three of our vessels were drydocked and we incurred $2,388,776 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2011	88	$2.20 million
June 30, 2011	44	$1.10 million
September 30, 2011	22	$0.55 million
December 31, 2011	44	$1.10 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

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

As of December 31, 2010, the Company's debt consisted of $1,151,354,476 in loans under the revolving credit facility at a margin plus variable rates above the LIBOR. During the year ended December 31, 2010, interest rates on the outstanding debt ranged from 2.73% to 7.73% (including margins). The weighted average effective interest rate was 5.15%.

The Company entered into interest rate swaps to effectively convert a substantial portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of December 31, 2010, the Company had the following swap contracts outstanding:

Notional Amount Outstanding – December 31, 2009	Fixed Rate	Maturity
144,700,000	3.580%	10/2011
9,162,500	3.515%	10/2011
3,405,174	3.550%	10/2011
17,050,000	3.160%	11/2011
25,048,118	4.740%	12/2011
36,752,038	5.225%	08/2012
81,500,000	3.895%	01/2013
84,800,000	3.900%	09/2013
$ 402,417,830

The Company records the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $22,135,507 and $35,408,049 has been recorded in Fair value of derivative instruments (liabilities) in the Company's balance sheets as of December 31, 2010 and 2009, respectively.

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

The Company has entered into foreign exchange swap transactions to hedge foreign currency risks on its capital asset transactions (vessel newbuildings). The swaps are designated and qualify as cash flow hedges. The Company has entered into foreign exchange swap transactions to hedge the Japanese yen (JPY) exposure into US dollars for the purchase price in Japanese yen of five new-build vessels which commenced deliveries to the Company in November 2008 with the last vessel was delivered in February 2010. At December 31, 2008, the Company had outstanding foreign currency swap contracts for notional amounts aggregating 8.6 billion Japanese yen swapped into the equivalent of $80,378,030. In February 2009, the Company fixed the gain on its outstanding foreign currency swaps contracts. This gain will be recognized upon delivery of the remaining vessels as an offset to the cost of the vessels. During the twelve months ended December 31, 2009, the Company recognized a foreign currency gain of $8,710,806 which offset the cost of the Japanese vessels upon delivery or payment incurred. The remaining gain as of December 31, 2009 aggregating $4,765,116 was offset the cost of the remaining two vessels upon their delivery in January, 2010 and February 2010.

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. Accordingly, an amount of $0 and $4,765,116 have been recorded in Fair value of derivative instruments and other assets in the accompanying balance sheets as of December 31, 2010 and 2009, respectively.

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

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2010 is effective.

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

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3 of the Consolidated Financial Statements.

Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders (our "2011 Proxy Statement").

Executive Officers

The information concerning our Executive Officers required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2011 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2011 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2011 Proxy Statement.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference from our 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information about the fees for 2010 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2011 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2011 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule: Financial statement schedules are omitted due to the absence of conditions under which they are required

(b) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
3.2.1	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
4.1	Form of Share Certificate of the Company (1)
4.1.1	Form of Senior Indenture (3)
4.1.2	Form of Subordinated Indenture (3)
4.1.3	Rights Agreement (4)
10.1	Form of Registration Rights Agreement (1)
10.2	Form of Management Agreement (1)
10.2.1	Form of Restricted Stock Unit Award Agreement (5)
10.2.2	Securities Purchase Agreement (6)
10.3	Form of Third Amended and Restated Credit Agreement (7)
10.3.1	Second Amendatory Agreement of Third Amended and Restated Credit Agreement (8)
10.4	Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan (1)
10.5	Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas (9)
10.6	Eagle Bulk Shipping Inc. 2009 Stock Incentive Plan (10)
10.7
Fourth Amendatory Agreement, dated as of August 4, 2010, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger (11)

10.8	Delphin Management Agreement (12)
14.1	Code of Ethics (13)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Seward & Kissel LLP
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

(1)	Incorporated by reference to the Registration Statement on Form S-1/A, Registration No. 333-123817 filed on June 20, 2005.
(2)	Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 8-A dated November 13, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-3 filed on December 29, 2006.
(4)	Incorporated by reference to the Company's Report on Form 8-K filed on November 13, 2007.
(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2007, filed on November 9, 2007.
(6)	Incorporated by reference to the Company's Report on Form 8-K filed on June 23, 2006.
(7)	Incorporated by reference to the Company's Report on Form 8-K filed on October 25, 2007.
(8)	Incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-3POSASR, Registration No. 333-148417 filed on March 2, 2009.
(9)	Incorporated by reference to the Company's Report on Form 8-K filed on June 20, 2008.
(10)	Incorporated in Appendix A to the proxy statement pursuant to Schedule 14A filed on April 10, 2009.
(11)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2010, filed on November 9, 2010.
(12)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ending on December 31, 2009, filed on March 5, 2010.
(13)	Incorporated by reference to the Company's to be filed 2010 Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:
Name: Sophocles Zoullas
Title: Chief Executive Officer (Principal Executive Officer)

March 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2010.

Signature	Title
___________________________________ Sophocles Zoullas	Chief Executive Officer (Principal Executive Officer) and Director
___________________________________ David B. Hiley	Director
__________________________________ Douglas P. Haensel	Director
__________________________________ Joseph Cianciolo	Director
__________________________________ Thomas Winmill	Director
__________________________________ Alexis P. Zoullas	Director
__________________________________ Jon Tomasson	Director
__________________________________ Alan Ginsberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Bulk Shipping Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Bulk Shipping Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young L.L.P.

New York, New York
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited Eagle Bulk Shipping Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Eagle Bulk Shipping Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Eagle Bulk Shipping Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Bulk Shipping Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young L.L.P.

New York, New York
March 4, 2011

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$129,121,680	$71,344,773
Accounts receivable	14,366,495	7,443,450
Prepaid expenses	3,459,721	4,989,446
Inventories	3,190,052	—
Fair value above contract value of time charters acquired	594,611	427,359

Total current assets	150,732,559	84,205,028
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $176,824,438 and $125,439,001, respectively	1,509,798,249	1,010,609,956
Advances for vessel construction	191,477,225	464,173,887
Other fixed assets, net of accumulated amortization of $153,375 and $59,519, respectively	420,204	258,347
Restricted cash	19,790,341	13,776,056
Deferred drydock costs	4,217,071	5,266,289
Deferred financing costs	16,458,496	21,044,379
Fair value above contract value of time charters acquired	3,608,812	4,103,756
Fair value of derivative instruments and other assets	70,001	4,765,116
Total noncurrent assets	1,745,840,399	1,523,997,786

Total assets	$1,896,572,958	$1,608,202,814

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,089,273	$2,289,333
Accrued interest	6,651,554	7,810,931
Other accrued liabilities	5,850,474	3,827,718
Deferred revenue and fair value below contract value of time charters acquired	5,705,326	7,718,902
Unearned charter hire revenue	6,091,332	4,858,133
Fair value of derivative instruments	127,758	—

Total current liabilities	30,515,717	26,505,017
Noncurrent liabilities:
Long-term debt	1,151,354,476	900,170,880
Deferred revenue and fair value below contract value of time charters acquired	23,480,740	26,389,796
Fair value of derivative instruments	22,135,507	35,408,049

Total noncurrent liabilities	1,196,970,723	961,968,725
Total liabilities	1,227,486,440	988,473,742
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 62,560,436 and 62,126,665 shares issued and outstanding, respectively	625,604	621,267
Additional paid-in capital	738,251,158	724,250,125
Retained earnings (net of dividends declared of $262,118,388 as of December 31, 2010 and 2009, respectively)	(47,654,737)	(74,499,387)
Accumulated other comprehensive loss	(22,135,507)	(30,642,933)

Total stockholders' equity	669,086,518	619,729,072

Total liabilities and stockholders' equity	$1,896,572,958	$1,608,202,814

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Revenues, net of commissions	$265,036,066	$192,574,826	$185,424,949

Voyage expenses	3,726,847	—	—
Vessel expenses	72,983,630	50,161,091	36,270,382
Charter hire expenses	9,982,677	—	—
Depreciation and amortization	62,945,478	44,329,258	33,948,840
General and administrative expenses	40,029,261	32,713,917	34,567,070
Write-off of advances for vessel construction	—	—	3,882,888
Gain on sale of vessel	(291,011)	—	—

Total operating expenses	189,376,882	127,204,266	108,669,180

Operating Income	75,659,184	65,370,560	76,755,769

Interest expense	48,885,674	28,904,610	15,816,573
Interest income	(369,558)	(204,610)	(2,783,314)
Write-off of deferred financing costs	—	3,383,289	2,089,701
Other expenses	298,418	—	—

Total other expense, net	48,814,534	32,083,289	15,122,960

Net income	$26,844,650	$33,287,271	$61,632,809
Weighted average shares outstanding:
Basic	62,204,443	55,897,946	46,800,550
Diluted	62,417,247	55,923,308	46,888,788
Per share amounts:
Basic net income	$0.43	$0.60	$1.32
Diluted net income	$0.43	$0.60	$1.31
Cash dividends declared and paid	—	—	$2.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Retained Earnings
	Shares	Common Shares	Additional Paid-In Capital	Net Income	Cash Dividends	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2008	46,727,153	$467,271	$602,929,530			$(75,826,561)	$(12,599,245)	$514,970,995
Comprehensive income :
Net income	—	—	—	61,632,809	—	61,632,809	—	61,632,809
Net unrealized losses on
derivatives	—	—	—	—	—	—	(22,899,280)	(22,899,280)
Comprehensive income	—	—	—	—	—	—	—	38,733,529
Exercise of stock options	13,333	134	237,194	—	—	—	—	237,328
Vesting of restricted shares	260,814	2,608	(36,663)	—	—	—	—	(34,055)
Cash dividends	—	—	—	—	(93,592,906)	(93,592,906)	—	(93,592,906)
Issuance of common shares	30,000	300	608,100	—	—	—	—	608,400
Non-cash compensation –
Restricted Stock	—	—	10,503,485	—	—	—	—	10,503,485
Balance at December 31, 2008	47,031,300	$470, 313	$614,241,646			$(107,786,658)	$(35,498,525)	$471,426,776
Comprehensive income :
Net income	—	—	—	33,287,271	—	33,287,271	—	33,287,271
Net unrealized gain on
derivatives	—	—	—	—	—	—	4,855,592	4,855,592
Comprehensive income	—	—	—	—	—	—	—	38,142,863
Vesting of restricted shares, net of shares withheld for employee tax	247,872	2,479	(1,112,066)	—	—	—	—	(1,109,587)
Issuance of common shares, net of issuance costs	14,847,493	148,475	97,142,571	—	—	—	—	97,291,046
Non-cash compensation	—	—	13,977,974	—	—	—	—	13,977,974
Balance at December 31, 2009	62,126,665	$621, 267	$724,250,125			(74,499,387)	$(30,642,933)	$619,729,072
Comprehensive income :
Net income	—	—	—	26,844,650	—	26,844,650	—	26,844,650
Net unrealized gain on
derivatives	—	—	—	—	—	—	8,507,426	8,507,426
Comprehensive income	—	—	—	—	—	—	—	35,352,076
Vesting of restricted shares, net of shares withheld for employee tax	433,771	4,337	(740,780)	—	—	—	—	(736,443)
Non-cash compensation	—	—	14,741,813	—	—	—	—	14,741,813
Balance at December 31, 2010	62,560,436	$625, 604	$738,251,158			(47,654,737)	$(22,135,507)	$669,086,518

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$26,844,650	$33,287,271	$61,632,809
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation and amortization	59,503,895	41,380,917	31,379,443
Amortization of deferred drydocking costs	3,441,583	2,948,341	2,569,396
Amortization of deferred financing costs	3,202,455	1,373,998	244,837
Write-off of deferred financing costs	—	3,383,289	2,089,701
Write-off of advances for vessel construction	—	—	3,882,888
Amortization of fair value (below) above contract value of time charter acquired	(4,754,407)	(2,643,820)	(799,540)
Gain on sale of vessel	(291,011)	—	—
Unrealized losses on forward freight agreements, net	127,758	—	—
Non-cash compensation expense	14,741,813	13,977,974	11,111,885
Changes in operating assets and liabilities:
Accounts receivable	(6,923,045)	(3,085,613)	(965,376)
Prepaid expenses	1,529,725	(1,691,645)	(2,139,688)
Inventories	(3,190,052)	—	—
Other assets	(70,001)	—	—
Accounts payable	3,799,940	252,273	(1,584,499)
Accrued interest	(4,211,361)	1,429,939	1,707,326
Accrued expenses	2,022,756	805,743	1,158,703
Drydocking expenditures	(2,827,534)	(4,477,244)	(2,388,776)
Deferred revenue	159,467	4,684,138	—
Unearned charter hire revenue	1,233,199	(1,100,700)	1,636,809

Net cash provided by operating activities	94,339,830	90,524,861	109,535,918
Cash flows from investing activities:
Vessels and vessel improvements and Advances for vessel construction	(301,795,862)	(228,530,198)	(336,438,441)
Purchase of other fixed assets	(255,713)	(94,065)	(219,245)
Proceeds from sale of vessel	21,055,784	—	—

Net cash used in investing activities	(280,995,791)	(228,624,263)	(336,657,686)
Cash flows from financing activities
Issuance of common stock	—	99,999,997	237,328
Equity issuance costs	—	(2,708,951)	—
Bank borrowings	251,183,596	159,215,000	192,358,513
Repayment of bank debt	—	(48,645,523)	—
Changes in restricted cash	(6,014,285)	(2,000,000)	(2,651,440)
Deferred financing costs	—	(4,515,623)	(12,890,502)
Cash used to settle net share equity awards	(736,443)	(1,109,587)	(34,055)
Cash dividend	—	—	(93,592,906)

Net cash provided by financing activities	244,432,868	200,235,313	83,426,938
Net increase/(decrease) in Cash	57,776,907	62,135,911	(143,694,830)
Cash at beginning of period	71,344,773	9,208,862	152,903,692

Cash at end of period	$129,121,680	$71,344,773	$9,208,862

Supplemental cash flow information:
Cash paid during the period for Interest (including capitalized interest of $13,725,858, $26,643,519 and $20,385,190 in 2010, 2009 and 2008, respectively and commitment fees)	$57,480,100	$52,760,344	$21,807,953

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

As of December 31, 2010, the Company's operating fleet consists of 38 vessels. The Company has an extensive vessel newbuilding program and as of December 31, 2010, had contracts for the construction of 8 vessels. The following tables present certain information concerning the Company's fleet as of December 31, 2010:

No. of Vessels	Dwt	Vessel Type	Delivery

Vessels in Operation
38 Vessels	2,046,126	36 Supramax
		2 Handymax

Vessels to be delivered
1 Vessel	53,100	53,100 dwt series Supramax	2011

7 Vessels	406,000	58,000 dwt series Supramax	2011

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

Charterer	% of Consolidated Time Charter Revenue
	2010	2009	2008

Charterer A	23.2%	16.2%	23.9%
Charterer B	—	13.7%	14.7%
Charterer C	—	12.3%	15.9%
Charterer D	—	18.2%	13.5%
Charterer E	11.0%	—	—

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

(d)
Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes, an amount of $276,056 which is collateralizing a letter of credit and an amount of $514,285 which collateralize for our derivative position as of December 31, 2010.

(e)
Accounts Receivable: Accounts receivable includes receivables from charterers for hire and voyage charterers. At each balance sheet date, all potentially uncollectible accounts are assessed for purposes of determining the appropriate provision for doubtful accounts.

(f)
Insurance Claims: Insurance claims are recorded on an accrual basis and represent the claimable expenses, net of deductibles, incurred through each balance sheet date, which are expected to be recovered from insurance companies. Any remaining costs to complete the claims are included in accrued liabilities.

(g)Inventories: Inventories, which consist of bunkers, are stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

(h)
Vessels and vessel improvements, at cost: Vessels are stated at cost which consists of the contract price and other direct costs relating to acquiring and placing the vessels in service. Major vessel improvements are capitalized and depreciated over the remaining useful lives of the vessels.

(i)
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

(j)
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

(k)
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

(l)
Accounting for Dry-Docking Costs: The Company follows the deferral method of accounting for dry-docking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next dry-docking is required to become due, generally 30 months. Costs capitalized as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel's earnings capacity or improve the vessel's efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels' sale.

(m)
Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made.

(n)
Other fixed assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over 3-10 years.

(o)
Accounting for Revenues and Expenses: Revenues are generated from time charters and voyage charters. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the completion of discharge of the previous charterer's cargo and is deemed to end upon the completion of discharge of the current cargo, provided an agreed non-cancelable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable and collectability is reasonably assured. Revenue under voyage charters will not be recognized until a charter has been agreed even if the vessel has discharged its previous cargo and is proceeding to an anticipated port of loading.

Revenues generated from time charters linked to the Baltic Supramax index and/or revenues generated from profit sharing arrangements are recognized over the term of the respective time charter agreements as service is provided and the profit sharing is fixed and determinable.

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

(p)
Deferred Revenue: Deferred revenue includes cash received prior to the balance sheet date for which all criteria to recognize as revenue have not been met, including any deferred revenue resulting from charter agreements providing for varying annual rates, which are accounted for on a straight line basis.

(q)
Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.

(r)	Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred and are recorded in Vessel Expenses.

(s)
Protection and Indemnity Insurance: The Vessel's Protection and Indemnity Insurance is subject to additional premiums referred to as "back calls" or "supplemental calls" which are accounted for on an accrual basis and is recorded in Vessel Expenses.

(t)
Derivatives: Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. Starting in November, 2010, the Company entered into certain derivative instruments, including dry bulk shipping Forward freight agreements ('FFAs') as economic hedges relating to identifiable ship and or cargo positions and as economic hedges of transactions the Company expects to carry out in the normal course of its shipping business.  Changes in the fair value of derivative instruments that have not been designated as hedging instruments are reported in current period earnings.

(u)
Earnings Per Share: Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options and restricted stock unless their impact is antidilutive.

(v)
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

(w)
Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

(x)
Federal Income Taxes: The Company is a Republic of the Marshall Islands Corporation. Pursuant to various tax treaties and the current United States Internal Revenue Code, the Company does not believe its operations prospectively will be subject to federal income taxes in the United States of America.

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

Note 3.  Vessels

a. Vessel and vessel improvements

At December 31, 2010, the Company's operating fleet consisted of 38 dry bulk vessels. In 2010 the Company took delivery of 12 newly constructed vessels, in January the Thrasher, Crane, Egret and Golden Eagle. In February the Avocet and Imperial Eagle. In April, May and June the Gannet Bulker, Grebe Bulker and Ibis Bulker, respectively. In July the Jay and Kingfisher, and in August the Martin. On April 5, 2010, the Company decided to sell the oldest and smallest vessel in its fleet, the Griffon a 1995-built Handymax.  The Company sold the Griffon for $21,070,000, after brokerage commission payable to a third party and realized a net gain of $291,011. The Company took delivery of 4 vessels in 2009, acquired 5 vessels in 2008, 3 vessels in 2007, 3 vessels in 2006, 13 vessels in 2005 and sold a vessel in 2007.

Vessel and vessel improvements consist of the following:

Balance vessels and vessel improvements, at December 31, 2008	$874,674,636
Vessel improvements	4,699,553
Delivery of newbuild vessels	172,561,721
Depreciation expense	(41,325,954)
Balance vessels and vessel improvements, at December 31, 2009	$1,010,609,956
Vessel improvements	5,836,843
Delivery of newbuild vessels	573,091,093
Disposal of vessel	(20,329,604)
Depreciation expense	(59,410,039)

Balance vessels and vessel improvements, at December 31, 2010	$1,509,798,249

. Advances for vessel construction

In 2010 the Company took delivery of twelve newly constructed vessels, the last two Japanese-built vessels, the Golden Eagle and Imperial Eagle, in January and February 2010, respectively, and ten Chinese-built vessels the Thrasher, Crane and Egret, in January 2010, Avocet in February 2010, the Gannet Bulker, Grebe Bulker and Ibis Bulker in April, May and June, respectively, the Jay and Kingfisher in July and the Martin in August. In 2009 the Company took delivery of four newly constructed vessels from its newbuilding program. Two vessels from the Japanese shipyard, Crested Eagle and Stellar Eagle, delivered in January and March 2009, respectively. Two vessels from the Chinese shipyard, Bittern and Canary, delivered in October and December 2009, respectively. In 2008 the Company took delivery of three vessels. Wren and Woodstar were delivered by the Chinese shipyard in June and October 2008, respectively, while Crowned Eagle, the first of our five Japanese newbuilding vessels, delivered in November 2008.

In 2007, the Company acquired the rights to the construction of the newbuilding vessels in China from Kyrini Shipping Inc., an unrelated privately held Greek shipping company for consideration of $150,000,000, and this amount is included in the total construction cost. The acquisition comprised of purchase contracts for the construction of the 26 Supramax vessels and time charter employment contracts for 21 of the 26 vessels. The charter rates on the employment contracts acquired from Kyrini were either below or above market rates for equivalent time charters prevailing at the time the foregoing vessel contracts were acquired.  The present values of the above and below market charters at the date of acquisition were estimated by the Company at $4,531,115 and $32,867,920, respectively, and were recorded as assets and liabilities in the consolidated balance sheets. These amounts are amortized to revenue over the remaining life of the time charters assumed on these vessels. For the years ended December 31, 2010 and 2009, net revenues included $4,754,407 and $2,643,820, respectively, as amortization of the below and above market rate charters.  As of December 31, 2010, the unamortized above and below market rate charters was $4,203,423 and $24,342,461, respectively.  These balances will be amortized to revenue over a weighted average period of 5.5 years.

The Company also received an option from the shipyard in China, Yanghzou Dayang Shipbuilding Co., Ltd., ('Dayang') for the construction of 9 additional Supramax vessels. On December 27, 2007, the Company exercised four of these options and the options for the remaining five vessels expired on March 31, 2008.

On December 17, 2008, the Company reached an agreement with Dayang to convert eight charter-free Supramax shipbuilding contracts into options on the part of the Company, for a consideration of $440,000. The deposits of $47,370,000 previously paid by the Company to Dayang for those eight contracts were applied to payments in respect of other ships being constructed by Dayang. In addition, the delivery date for one of the ships under construction was rescheduled from September 2009 to November 2010. The carrying value of the advanced payment in connection with the acquisition of the construction contracts from Kyrini Shipping Inc and the cost of the eight newly converted shipbuilding contract options were recorded in 2008 as an impairment charge of $3,882,888.

As of December 31, 2010 the Company has 8 Supramax vessels under construction at the shipyard in China. The total cost of the construction project in China is approximately $290,550,000 of which the Company has advanced $125,567,500 in progress payments towards the construction of these vessels. These vessels are expected to be delivered in 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

At December 31, 2010, advances for Vessel Construction consist of the following:

Advances for Vessel Construction at December 31, 2008	$ 411,063,011
Progress Payments	179,355,977
Capitalized Interest	33,586,523
Legal and Technical Supervision Costs	12,730,097
Delivery of Newbuild Vessels	(172,561,721)
Advances for Vessel Construction at December 31, 2009	$ 464,173,887
Progress Payments	271,994,699
Capitalized Interest	12,020,462
Legal and Technical Supervision Costs	16,379,270
Delivery of Newbuild Vessels	(573,091,093)
Advances for Vessel Construction at December 31, 2010	$ 191,477,225

Note 4.  Deferred drydock costs

Drydocking activity for the three years ended December 31, 2010 is summarized as follows:

	2010	2009	2008

Balance at January 1	$5,266,289	$3,737,386	$3,918,006
Payments for drydocking	2,827,534	4,477,244	2,388,776
Drydock amortization	(3,441,583)	(2,948,341)	(2,569,396)
Amount expensed upon sale of vessel	(435,169)	—	—

Balance at December 31	$4,217,071	$5,266,289	$3,737,386

Note 5.  Other Accrued Liabilities

Other accrued liabilities consist of:

	December 31, 2010	December 31, 2009

Vessel Expenses	$4,392,448	$3,688,737
Other Expenses	1,458,026	138,981

Balance	$5,850,474	$3,827,718

Note 6.  Long-term debt

At December 31, 2010, the Company's debt consisted of $1,151,354,476 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $990,838,309 for the 38 vessels currently in operation and $160,516,167 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, the credit facility reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires, that until the Company is in compliance with the original covenants (as mentioned below) for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including $48,645,523 from the equity raised in 2009.  These payments reduce the available amount of the credit facility to $1,151,354,476. As of December 31, 2010, the Company used its total availability for borrowings under the credit facility. The Company facility bears interest at LIBOR plus 2.50%. Undrawn portions of the facility bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi annual reductions of $53,969,741 with a full repayment at maturity. In connection with the third amendment to the revolving credit facility, the Company recorded in 2009 a one-time non-cash charge of $3,383,289 relating to write-off a portion of deferred finance costs associated with the reduction of the credit facility.

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

     Under the terms of the third amendment to the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. As of December 31, 2010, the Company has recorded $19,000,000 as restricted cash in the accompanying balance sheets.

On December 17, 2008, the Company entered into a second Amendatory Agreement to its $1,600,000,000 revolving credit facility. Among other things, the credit facility amended the amount of the credit facility to $1,350,000,000. The agreement amends the minimum security value of the credit facility to include the aggregate market value of the vessels in the Company's operating fleet and the deposits on its newbuilding contracts. The agreement amends the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%. The agreement reduces the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The agreement also amends the interest margin to 1.75% over LIBOR. In connection with the second amendment to the revolving credit facility, the Company recorded in 2008 a one-time non-cash charge of $2,089,701, to write-off a portion of deferred finance costs associated with the reduction of the credit facility.

For the twelve months ended December 31, 2010, interest rates on the outstanding debt ranged from 2.73% to 7.73%, including a margin of 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 5.15%. The Company incurred a commitment fee of 0.70% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:
	2010	2009	2008

Loan Interest	$45,683,219	$27,530,612	$15,571,736
Amortization of Deferred Financing Costs	3,202,455	1,373,998	244,837
Write-off of Deferred Financing Costs	—	3,383,289	2,089,701

Total Interest Expense	$48,885,674	$32,287,899	$17,906,274

Interest paid, excluding capitalized interest, amounted to $43,756,809 in 2010, $26,116,825 in 2009 and $13,557,351 in 2008.

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of December 31, 2010, and 2009.

Notional Amount Outstanding – December 31, 2010	Notional Amount Outstanding – December 31, 2009	Fixed Rate	Maturity
$ —	$ 25,776,443	4.905%	03/2010
—	10,995,000	4.980%	08/2010
—	202,340,000	5.040%	08/2010
—	100,000,000	4.220%	09/2010
—	30,000,000	4.538%	09/2010
144,700,000	144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$ 402,417,830	$ 771,529,273

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Fair value of derivative instruments in the accompanying balance sheets. Accordingly, liabilities of $22,135,507 and $35,408,049 have been recorded in the Company's balance sheets as of December 31, 2010, and 2009, respectively.

Note 7.  Derivative Instruments and Fair Value Measurements

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

The Company records the fair value of the currency swaps as an asset or liability in its financial statements. The effective portion of the currency swap is recorded in accumulated other comprehensive income. Accordingly, an asset of $0 and $4,765,116 have been recorded in Fair value of derivative instruments in the accompanying balance sheets as of December 31, 2010, and December 31, 2009, respectively.

Forward freight agreements (FFAs) swaps and freight derivatives

The Company trades in the FFAs and freight derivatives markets effective from November 2010, with objectives to utilize the FFAs and freight derivatives as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company's FFAs in 2010 have not qualified for hedge accounting treatment. As of December 31, 2010, net amount of $127,758 have been recorded in Fair value of derivative instruments as current liability in the accompanying balance sheet as of December 31, 2010.

No portion of the cash flow hedges shown below was ineffective during the year. The effect of cash flow hedging relationships on the balance sheet as of December 31, 2010 and the statement of operations for the year ended December 31, 2010 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	Year Ended December 31, 2010	Year Ended December 31, 2009

Foreign currency contracts	$ —	$4,765,116

Interest rate swaps	(22,135,507)	(35,408,049)

Total	$(22,135,507)	$(30,642,933)

The Effect of not designated derivative instruments on statements of operations:

		Amount of Gain/(Loss)
Derivatives not designated as hedging instruments	Location of Loss Recognized	Year Ended December 31, 2010	Year Ended December 31, 2009
Forward freight agreements	Other expenses	$(298,418)	$—

Total		$(298,418)	$—

Cash collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted are defined in the terms of respective master agreement executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded.  At December 31, 2010, the Company's collateral related to its FFAs and freight derivative transactions was $514,285 which is recorded in Restricted cash in the accompanying balance sheet.  As of December 31, 2010, the Company had no outstanding amounts paid as collateral to derivative fair value positions.

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents and restricted cash—the carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

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

Forward freight agreements (FFAs)—the fair value of FFAs is determined based on quoted rates.

Freight derivative instruments—the fair value of freight derivative contracts is the estimated amount that the Company would receive or pay to terminate the option contracts at the reporting date.

The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3
Assets:
Forward freight agreements	$72,030	—	—
Freight derivative instruments	—	$255,815	—
Liabilities:
Interest rate swaps	—	$22,135,507	—
Forward freight agreements	$54,375	—	—
Freight derivative instruments	—	$401,228	—

Note 8.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for some of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,562 per vessel in 2010, $9,233 in 2009 and $9,041 in 2008.

Operating Lease

Operating Lease

In December 2005, the Company entered into a lease for office space. The lease is secured by a letter of credit backed by cash collateral of $276,056 which amount is recorded as restricted cash in the accompanying balance sheets. The lease expires in 2018. In November 2010, the Company entered into a lease office agreement in Singapore. The lease expires in 2013.

The future minimum commitments under the leases for office space as of December 31, 2010 are as follows:

2011	$ 1,206,472
2012	1,322,177
2013	1,287,043
2014	1,111,374
Thereafter	3,797,195
Total	$ 8,724,261

Note 9. Related Party Transactions

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

Pursuant to a management agreement Eagle provided commercial and technical management services to Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. The first vessel was commenced in December 2010. This monthly fee covers the vessels' commercial and technical management supervisory. This agreement has an initial term of one year and shall thereafter be renewable for successive one year terms. Total management fees for the year ended December 31, 2010 amounted to $12,259. The balance due from Delphin as of December 31, 2010 amounted to $71,934. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 10.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of December 31, 2010, does not include 874,100 restricted stock units and 790,668 stock options as their effect was anti-dilutive. Diluted net income per share as of December 31, 2009, does not include 1,327,704 restricted stock units and 590,668 stock options as their effect was anti-dilutive.

	2010	2009	2008

Net Income	$26,844,650	$33,287,271	$61,632,809
Weighted Average Shares - Basic	62,204,433	55,897,946	46,800,550
Dilutive effect of stock options and restricted stock units	212,814	25,362	88,238
Weighted Average Shares - Diluted	62,417,247	55,923,308	46,888,788
Basic Earnings Per Share	$0.43	$0.60	$1.32
Diluted Earnings Per Share	$0.43	$0.60	$1.31

Note 11.  Stock Incentive Plans

2009 Equity Incentive plan. In May 2009, our shareholders approved the 2009 Equity Incentive Plan (2009 Plan) for the purpose of affording an incentive to eligible persons. The 2009 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2009 Plan is administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 4.2 million of the Company's common shares have been authorized for issuance under the 2009 Plan.

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

The Company permits the employees to use vested shares to satisfy the grantee's U.S. federal income tax liability resulting from issuance of the shares through the Company's retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amounts related to shares used for such tax withholding obligations were $736,443, $1,109,587 and $34,055 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

For purposes of determining compensation cost for the Company's stock option plans using the fair value method of FAS 123(R), the fair value of the options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 1.1% and 2.2%, dividend yield of 0% and 0%, expected stock price volatility factor of 85% to 74%, for the years ended December 31, 2010 and 2009, respectively.  The Company has recorded non-cash compensation charges of $722,167, $852,328 and $301,477 relating to the fair value of these stock options in 2010, 2009 and 2008, respectively.

On February 2, 2011, the Company granted options to purchase 250,000 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $4.34 per share and expire five years from the date of grant.

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

On March 17, 2006, the Company granted a Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 62,964 shares of the Company's common stock.  During 2007, the Company granted an additional Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 45,370 shares of the Company's common stock. In 2007, the Company also granted a Dividend Equivalent Rights Award to members of its management equivalent to 524,000 shares of the Company's common stock. The Company recorded $1,236,337 as compensation expense for the Dividend Equivalent payments in 2008.

In 2007 the Company granted 793,713 Restricted Stock Units ("RSUs") to members of its management. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, was $21,912,547. During the year ended December 31, 2010, 126,314 RSUs were vested and 137,528 were forfeited. During the year ended December 31, 2009, 139,888 RSUs were vested and 123,950 were forfeited. During the year ended December 31, 2008, 260,814 RSUs were vested and 5,219 were forfeited. Amortization of this charge, which is included in non-cash compensation expense, for the years ended December 31, 2010, 2009 and 2008, were $6,373,704, $7,283,857 and $7,282,819, respectively.

On January 15, 2008, the Company granted 30,000 shares of its common stock, which vested on the grant date, to its independent non-employee directors. The fair value of the stock at the grant date was equal to the closing stock price on that date and a total amount of $608,400 has been recorded in non-cash compensation expense in 2008.

In June 2008, the Company granted 833,333 RSUs, vesting ratably over five years, to its Chief Executive Officer as part of an employment agreement. In August 2008, the Company granted 105,000 RSUs, vesting ratably over three years, to a new member of management. The fair value of the non-vested RSUs at the grant date, equivalent to the market value at the date of grants, was $27,089,190. During the years ended December 31, 2010 and 2009, 107,993 and 107,984 RSUs were vested and 93,674 and 93,683 were forfeited, respectively. Amortization of this charge, which is included in non-cash compensation expense, for the years ended December 31, 2010, 2009 and 2008, were $5,796,398, $5,796,398 and $2,919,189, respectively. The remaining expense for the years ended 2011, 2012 and 2013 will be $5,450,402, $4,849,998 and $2,276,805, respectively.

In December 2009 the Company granted 1,150,000 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. During the years ended December 31, 2010 and 2009, 199,464 and 0 RSUs were vested and 206,536 and 6,000 were forfeited, respectively. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $5,628,480. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2010 and 2009, were $1,819,052 and $45,391, respectively. The remaining expense for the years ended 2011 and 2012 will be $1,820,400 and $1,776,358.

In December 2010 the Company granted 768,500 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $3,781,020. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2010, was $30,492. The remaining expense for the years ended 2011, 2012 and 2013 will be $1,260,340, $1,260,340 and $1,229,848.

As of December 31, 2010, RSUs covering a total of 2,041,499 of the Company's shares are outstanding. The Restricted Stock Unit also entitles the participant to receive a Dividend Equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company's stockholders. The Company has also recorded $2,464,662 in compensation expense for the Restricted Stock Units Dividend Equivalent payments in 2008.

Note 12.  Non-cash Compensation

Non-cash compensation charges relate to the stock options and restricted stock units granted to certain directors of the Company, members of management and certain employees under the 2005 and 2009 Stock Incentive Plan (see Note 10).

       The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	2010	2009	2008

Stock Option Plans	$722,167	$852,328	$301,477
Restricted Stock Grants	14,019,646	13,125,646	10,202,008
Stock Grants	-	-	608,400

Total Non-cash compensation expense	$14,741,813	$13,977,974	$11,111,885

Note 13 — Employee Benefit Plan

In October 2010, the Company established a safe harbor 401(k) plan which is available to full-time office employees who meet the plan's eligibility requirements. The plan allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Company is matching 100% of the first 3% and 50% of the next 2% of each employee's salary.  The matching contribution vests immediately.

           The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contribution based on the Company's annual operating performance.  For the years ended December 31, 2010, the Company did not pay profit sharing contribution.

Note 14.  Capital Stock

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

Note 15.  Shareholder Rights Plan

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

Note 16.  2010, 2009 and 2008 Quarterly Results of Operations (Unaudited)

Consolidated Statement of Operations (Unaudited)	Three Months ended March 31,	Three Months ended June 30,	Three Months ended September 30,	Three Months ended December 31,
2010

Revenues, net of commissions	$54,243,725	$65,612,840	$72,825,583	$72,353,918
Total Operating Expenses	38,556,526	42,069,392	51,248,337	57,502,627
Operating Income	15,687,199	23,543,448	21,577,246	14,851,291
Net Income	4,573,634	11,011,921	8,226,153	3,032,942

Basic Net Income Per Share	0.07	0.18	0.13	0.05
Diluted Net Income Per Share	0.07	0.18	0.13	0.05

2009

Revenues, net of commissions	$55,977,666	$53,021,338	$41,551,805	$42,024,017
Total Operating Expenses	32,265,141	32,918,240	30,428,069	31,592,816
Operating Income	23,712,525	20,103,098	11,123,736	10,431,201
Net Income	17,236,781	13,347,535	512,261	2,190,694

Basic Net Income Per Share	0.37	0.26	0.01	0.04
Diluted Net Income Per Share	0.37	0.26	0.01	0.04

2008

Revenues, net of commissions	$36,686,016	$37,223,200	$51,553,232	$59,962,501
Total Operating Expenses	20,376,459	19,750,394	25,002,973	43,539,354
Operating Income	16,309,557	17,472,806	26,550,259	16,423,147
Net Income	14,345,810	14,906,130	23,221,617	9,159,252

Basic Net Income Per Share	0.31	0.32	0.50	0.20
Diluted Net Income Per Share	0.31	0.32	0.49	0.20
Cash dividends declared and paid	0.50	0.50	0.50	0.50

Note 17.  Subsequent Events

On January 25, 2011 Korea Line Corporation ("KLC"), one of our charterers, filed for protective receivership in Seoul, Korea. On February 15th, the Korean Courts approved this request. The Company and KLC have agreed that all of Company's charters to KLC remain intact until the Court allows KLC to resume hire payments, although no charter hire payments are currently being received. The Company has further come to an agreement with KLC regarding arrangements to take over the employment of the majority of the affected chartered vessels for this interim period. Earnings during this interim period would be used to offset the charter hire otherwise due from KLC. During February, the Company re-chartered out all affected vessels on the spot market.  The Company will continue to trade these vessels until our business arrangements with KLC have been resolved.  As of March 4, 2011, Eagle Bulk is owed approximately $8.3 million of charter hire all related to 2011 activities with KLC, of which approximately $2.5 million was due and owing prior to KLC filing for rehabilitation. With regard to the "Nighthawk," which was scheduled to be delivered to KLC in February 2011, the Company and KLC have agreed in principle, subject to Court approval, to defer the commencement of this charter to allow Eagle to employ the vessel for its own account for the time being.