Form 10-Q
period 2011-03-31
Eagle Bulk Shipping Inc.
filed 2011-05-10
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Common Stock, par value $0.01 per share, 62,560,436 shares outstanding as of May 10, 2011.

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements
EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$97,715,331	$129,121,680
Accounts receivable	17,564,874	14,366,495
Prepaid expenses	5,025,093	3,459,721
Inventories	5,342,449	3,190,052
Fair value above contract value of time charters acquired	587,872	594,611
Fair value of derivative instruments	295,329	—
Total current assets	126,530,948	150,732,559
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $193,025,281 and $176,824,438, respectively	1,589,016,010	1,509,798,249
Advances for vessel construction	139,300,009	191,477,225
Other fixed assets, net of accumulated amortization of $189,005 and $153,375, respectively	442,484	420,204
Restricted cash	20,913,599	19,790,341
Deferred drydock costs	3,511,816	4,217,071
Deferred financing costs	15,326,031	16,458,496
Fair value above contract value of time charters acquired	3,465,724	3,608,812
Other assets and accounts receivable, net of allowance	2,260,259	70,001
Total noncurrent assets	1,774,235,932	1,745,840,399
Total assets	$1,900,766,880	$1,896,572,958
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,019,248	$6,089,273
Accrued interest	5,684,315	6,651,554
Other accrued liabilities	10,655,581	5,850,474
Deferred revenue and fair value below contract value of time charters acquired	6,217,558	5,705,326
Unearned charter hire revenue	9,386,335	6,091,332
Fair value of derivative instruments	—	127,758
Total current liabilities	40,963,037	30,515,717
Noncurrent liabilities:
Long-term debt	1,151,354,476	1,151,354,476
Deferred revenue and fair value below contract value of time charters acquired	21,510,754	23,480,740
Fair value of derivative instruments	18,637,234	22,135,507
Total noncurrent liabilities	1,191,502,464	1,196,970,723
Total liabilities	1,232,465,501	1,227,486,440
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 62,560,436 shares issued and outstanding	625,604	625,604
Additional paid-in capital	739,778,027	738,251,158
Retained earnings (net of dividends declared of $262,118,388 as of March 31, 2011 and December 31, 2010, respectively)	(53,465,018)	(47,654,737)
Accumulated other comprehensive loss	(18,637,234)	(22,135,507)
Total stockholders' equity	668,301,379	669,086,518
Total liabilities and stockholders' equity	$1,900,766,880	$1,896,572,958
_______________________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues, net of commissions	$86,692,775	$54,243,725

Voyage expenses	15,821,512	—
Vessel expenses	19,473,399	15,362,733
Charter hire expenses	15,924,682	—
Depreciation and amortization	17,158,844	13,706,370
General and administrative expenses	13,896,425	9,487,423
Total operating expenses	82,274,862	38,556,526

Operating income	4,417,913	15,687,199

Interest expense	11,336,479	11,176,987
Interest income	(57,670)	(63,422)
Other income	(1,050,615)	—
Total other expense, net	10,228,194	11,113,565

Net income (loss)	$(5,810,281)	$4,573,634

Weighted average shares outstanding :
Basic	62,560,436	62,126,665
Diluted	62,560,436	62,282,017
Per share amounts:
Basic net income	$(0.09)	$0.07
Diluted net income	$(0.09)	$0.07

_______________________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Net Loss	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2010	62,560,436	$625,604	$738,251,158		$(47,654,737)	$(22,135,507)	$669,086,518
Comprehensive income :
Net loss	—	—	—	$(5,810,281)	(5,810,281)	—	(5,810,281)
Net unrealized gain on derivatives	—	—	—	—	—	3,498,273	3,498,273
Comprehensive loss	—	—	—	—	—	—	(2,312,008)
Shares withheld for employee tax	—	—	(1,210,177)	—	—	—	(1,210,177)
Non-cash compensation	—	—	2,737,046	—	—	—	2,737,046

Balance at March 31, 2011	62,560,436	$625,604	$739,778,027		$(53,465,018)	$(18,637,234)	$668,301,379

_______________________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income (loss)	$(5,810,281)	$4,573,634
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation	16,236,473	13,039,338
Amortization of deferred drydocking costs	922,371	667,032
Amortization of deferred financing costs	993,727	584,717
Amortization of fair value below contract value of time charter acquired	(1,294,519)	(864,628)
Unrealized gain from forward freight agreements, net	(423,087)	—
Allowance for accounts receivable	6,586,900	—
Non-cash compensation expense	2,737,046	4,346,127
Drydocking expenditures	(217,116)	(682,308)
Changes in operating assets and liabilities:
Accounts receivable	(11,346,879)	(1,398,846)
Other assets	(628,658)	—
Prepaid expenses	(1,565,372)	1,748,782
Inventories	(2,152,397)	—
Accounts payable	2,929,975	3,293,587
Accrued interest	(1,262,367)	2,051,673
Accrued expenses	4,805,107	2,612,823
Deferred revenue	(13,408)	(1,015,005)
Unearned charter hire revenue	3,295,003	1,963,570
Net cash provided by operating activities	13,792,518	30,920,496

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(42,807,522)	(117,071,528)
Purchase of other fixed assets	(57,910)	(12,896)
Net cash used in investing activities	(42,865,432)	(117,084,424)

Cash flows from financing activities:
Bank borrowings	—	101,972,546
Changes in restricted cash	(1,123,258)	(3,000,000)
Cash used to settle net share equity awards	(1,210,177)	—
Net cash (used) provided by financing activities	(2,333,435)	98,972,546

Net (decrease) increase in cash	(31,406,349)	12,808,618
Cash at beginning of period	129,121,680	71,344,773
Cash at end of period	$97,715,331	$84,153,391
_______________________________
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation and General Information

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company", "we" or "our"). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, charter and operation of dry bulk vessels. The Company's fleet is comprised of Supramax and Handymax bulk carriers and the Company operates its business in one business segment.

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

As of March 31, 2011, the Company's operating fleet consisted of 40 vessels. The Company has an extensive vessel newbuilding program and as of March 31, 2011 had contracts for the construction of 6 vessels. The following tables present certain information concerning the Company's fleet as of March 31, 2011:

No. of Vessels	Dwt	Vessel Type	Delivery

Vessels in Operation
40 Vessels	2,157,232	38 Supramax
		2 Handymax
Vessels to be delivered
6 Vessels	348,000	58,000 dwt series Supramax	2011

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

Charterer	% of Consolidated time charter revenue
	Three Months Ended March 31,
	2011	2010

Charterer A	14.1%	22.0%
Charterer B	-	12.6%
Charterer C	-	13.9%
Charterer D	-	13.0%

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the Securities and Exchange Commission ("SEC") which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2010 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair statement of its consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Risks and Uncertainties

Legal Proceedings

On January 25, 2011, Korea Line Corporation ("KLC"), one of our charterers, filed for protective receivership in Seoul, South Korea. On February 15, 2011, the Korean courts approved this request. For the period February 15, 2011 through March 15, 2011, the Company took over the employment of the majority of the affected chartered vessels and re-chartered out all affected vessels on the spot and short term time charter markets. Earnings during this interim period were used to offset the charter hire otherwise due from KLC.

On March 15, 2011, the Company reached a comprehensive agreement with the receivers of KLC regarding twelve time-chartered vessels impacted by KLC's decision to file for protective receivership earlier this year. The main points of this agreement were:

●
Charter rates on ten vessels have been adjusted to $17,000 per vessel per day. Additionally, through December 31, 2015, the Company will receive all profits between $17,000 and $21,000 per vessel per day. During this period any additional profits above $21,000 per vessel per day are to be split equally between the Company and KLC.

●	After December 31, 2015, all profits above $17,000 per vessel per day are to be split equally until the conclusion of the charters which expire at the earliest on December 31, 2018.

●
For the next twelve months, the Company will charter these ten vessels and KLC will be responsible for any shortfall between the vessels' actual daily earnings and $17,000 per vessel per day. Any such shortfall shall be treated as a "claim for common benefit" under the Korean laws of corporate reorganization.

●
Time charter rates on two newbuildings have been adjusted to $17,000 per vessel per day with the same profit-sharing arrangement as above. However, the Company will charter these vessels from their delivery later this year until December 31, 2011, during which time KLC shall be responsible for any shortfall between the vessels' actual daily earnings and $17,000 per vessel per day, which shortfall shall be treated as a "claim for common benefit" under the Korean laws of corporate Rehabilitation.

●
The charter on one vessel was not impacted, subject to the continued performance of the vessel's subcharterer. The daily time charter rate on this vessel remains $18,300 until January 2014, after which the rate will be $18,000 per day plus 50% of any profits above this rate until the earliest completion of the charter in December 2018.

●
The Company filed a claim for all unpaid amounts in respect of the employment of the eleven vessels currently under charter to KLC for the period to March 15, 2011. The disposition of those claims for unpaid amounts due under those charters will be determined by the Korean courts at a future date.

We evaluated the KLC matter to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows and have recorded $6,586,900 as allowance for bad debt.

Long-Term Debt

As described in our Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility.  Among other things, the third amendatory agreement reduced the facility to $1.2 billion and changed the applicable interest rate to 2.5% over LIBOR.  In addition, among other changes, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods.

Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders has only recently notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated.

We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010.  However, while we have remained in compliance with the amended collateral covenants during the accounting period ended March 31, 2011, we would not be in compliance for that period under the agent's interpretation of the original collateral covenants.

Under the facility agreement, the effectiveness of the determination of compliance for an accounting period is as of the date that we supply a compliance certificate (the "Compliance Certificate Date") to the agent.  The current Compliance Certificate Date for the accounting period ended March 31, 2011 is no later than May 30, 2011.

We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant was not valid, and that we remain in compliance with all covenants in effect at March 31, 2011.  We are in active discussions with the agent to resolve this technical matter.  However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the period ending March 31, 2011, which could lead to a default under the facility agreement effective as of the Compliance Certificate Date for that period and would result in the classification as current of amounts due under the facility  agreement and could lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory terms or obtain a waiver from the agent.  We continue to seek to reach a satisfactory agreement with the agent, but there can be no assurance that we will be successful in doing so.

Note 2.  New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenues based on those separate deliverables. This update also requires additional disclosure related to the significant assumptions used to determine the revenue recognition of the separate deliverables. This guidance is required to be applied prospectively to new or significantly modified revenue arrangements. The Company adopted this guidance effective January 1, 2011. The adoption of this accounting standards update did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

The FASB issued an accounting standards update modifying the disclosure requirements related to fair value measurements. Under these requirements, purchases and settlements for Level 3 fair value measurements are presented on a gross basis, rather than net. The Company adopted this guidance effective January 1, 2011.

Note 3.  Vessels

a. Vessel and Vessel Improvements

At March 31, 2011, the Company's operating fleet consisted of 40 dry bulk vessels. In January and February 2011, the Company took delivery of the Thrush and Nighthawk, respectively.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2010	$1,509,798,249
Purchase of Vessel Improvements	63,170
Delivery of Newbuild Vessels	95,355,434
Depreciation Expense	(16,200,843)
Vessels and Vessel Improvements, at March 31, 2011	$1,589,016,010

b. Advances for Vessel Construction

The Company took delivery of the Thrush and Nighthawk, in January and February 2011, respectively. In 2010 the Company took delivery of twelve newly constructed vessels, the last two Japanese-built vessels, the Golden Eagle and Imperial Eagle, in January and February 2010, respectively, and ten Chinese-built vessels the Thrasher, Crane and Egret, in January 2010, Avocet in February 2010, the Gannet Bulker, Grebe Bulker and Ibis Bulker in April, May and June, respectively, the Jay and Kingfisher in July and the Martin in August. In 2009 the Company took delivery of four newly constructed vessels. Two vessels from the Japanese shipyard, the Crested Eagle and Stellar Eagle, delivered in January and March 2009, respectively and two vessels from the Chinese shipyard, Bittern and Canary, delivered in October and December 2009, respectively. In 2008 the Company took delivery of three vessels, the Wren and Woodstar were delivered by the Chinese shipyard in June and October 2008, respectively, and the Crowned Eagle, the first of the Company's five Japanese built vessels, was delivered in November 2008.

As of March 31, 2011, the Company had 6 Supramax vessels under construction at the shipyard in China. The total contract cost of the construction project in China is approximately $219,300,000, of which the Company has advanced $93,457,500 in payments towards the construction of these vessels. These vessels are expected to be delivered in 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

Advances for Vessel Construction:

Advances for Vessel Construction, at December 31, 2010	$191,477,225
Progress Payments	39,265,529
Capitalized Interest	1,195,764
Legal and Technical Supervision Costs	2,716,925
Delivery of Newbuild Vessels	(95,355,434)
Advances for Vessel Construction, at March 31, 2011	$139,300,009

Note 4.  Long-Term Debt

At March 31, 2011, the Company's debt consisted of $1,151,354,476 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $1,046,662,222 for the 40 vessels currently in operation and $104,692,254 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a Third Amendatory Agreement to its revolving credit facility dated October 19, 2007 which, among other things, reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires that until the Company is in compliance with the original covenants (as mentioned below) for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including $48,645,524 from the equity raised in 2009.  These payments reduce the available amount of the credit facility to $1,151,354,476. As of March 31, 2011, the Company used its total availability for borrowings under the credit facility. The Company facility bears interest at LIBOR plus 2.50%. Undrawn portions of the facility bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a full repayment at maturity.

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

Under the terms of the third amendment of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. As of March 31, 2011, the Company has recorded $20,000,000 as Restricted cash in the accompanying balance sheets.

On December 17, 2008, the Company entered into a second Amendatory Agreement to its $1,600,000,000 revolving credit facility which, among other things, amended the amount of the credit facility to $1,350,000,000. The agreement amends the minimum security value of the credit facility to include the aggregate market value of the vessels in the Company's operating fleet and the deposits on its newbuilding contracts. The agreement amends the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%. The agreement reduces the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The agreement also amends the interest margin to 1.75% over LIBOR.

For the three months ended March 31, 2011, interest rates on the outstanding debt ranged from 2.71% to 7.73%, including a margin of 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 4.03%. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended
	March 31, 2011	March 31, 2010
Loan Interest	$10,342,752	$10,592,270
Amortization of Deferred Financing Costs	993,727	584,717
Total Interest Expense	$11,336,479	$11,176,987

Interest paid, exclusive of capitalized interest, in the three-month periods ended March 31, 2011 and 2010 amounted to $10,997,881 and $8,540,127, respectively.

We are in disagreement with the interpretation of the original covenant calculation being used by the agent of our lender. See Note 1 above.

Note  5.  Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of March 31, 2011 and December 31, 2010.

Notional Amount Outstanding – March 31, 2011	Notional Amount Outstanding – December 31, 2010	Fixed Rate	Maturity
$144,700,000	$144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$402,417,830	$402,417,830

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $18,637,234 and $22,135,507 have been recorded in Fair value of derivative instruments in the Company's balance sheets as of March 31, 2011 and December 31, 2010.

Forward freight agreements (FFAs), bunker swaps and freight derivatives

The Company trades in the FFAs, bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and or bunker costs. The Company's FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of March 31, 2011, net amount of $295,329 have been recorded in Fair value of derivative instruments as current assets in the accompanying balance sheet.

No portion of the cash flow hedges shown below was ineffective during the year. The effect of cash flow hedging relationships on the balance sheet as of March 31, 2011 and the statement of operations for the year ended March 31, 2011 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	March 31, 2011	December 31, 2010

Interest rate swaps	$(18,637,234)	$(22,135,507)
Total	$(18,637,234)	$(22,135,507)

The effect of not designated derivative instruments on statements of operations:

		Amount of Gain
Derivatives not designated as hedging instruments	Location of Gain Recognized	Period Ended March 31, 2011	Period Ended March 31, 2010
FFAs, bunker swaps and freight derivatives	Other income	$1,050,615	-
Total		$1,050,615	-

Cash collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted are defined in the terms of respective master agreement executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At March 31, 2011, the Company's collateral related to its FFAs, bunker swaps and freight derivative transactions was $637,543 which is recorded in Restricted cash in the accompanying balance sheet.  As of March 31, 2011, the Company had no outstanding amounts paid as collateral to derivative fair value positions.

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

Bunker swaps—the fair value of bunker swaps is the estimated amount that the Company would receive or pay to terminate the swaps at the reporting date.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3
Assets:
Forward freight agreements	$608,865	—	—
Freight derivative instruments	—	$102,553	—
Bunker swaps	—	$261,950	—

Liabilities:
Interest rate swaps	—	$18,637,234	—
Forward freight agreements	$409,560	—	—
Freight derivative instruments	—	$268,479	—

Note  6.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,966 and $9,687 per vessel during the three months ended March 31, 2011 and 2010, respectively.

Legal Proceedings

We have asserted a claim against one of our charters, Korea Line Corporation ("KLC"), as discussed in Note 1 above. We evaluated the KLC matter to make a determination as to the impact on our business, liquidity, results of operations, financial condition or cash flows and have recorded $6,586,900 as allowance for bad debt.

Note 7.  Related Party Transactions

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

Pursuant to a management agreement the Company provided commercial and technical management services to Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. The first vessel was commenced in December 2010. This monthly fee covers the vessels' commercial and technical management supervisory. This agreement has an initial term of one year and shall thereafter be renewable for successive one year terms. Total management fees for the period ended March 31, 2011 amounted to $79,700. The balance due from Delphin as of March 31, 2011 amounted to $13,568. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 8.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of March 31, 2011, does not include 2,041,499 restricted stock units and 1,221,816 stock options as their effect was anti-dilutive.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Income (loss)	$(5,810,281)	$4,573,634
Weighted Average Shares – Basic	62,560,436	62,126,665
Dilutive effect of stock options and restricted stock units	—	155,352
Weighted Average Shares – Diluted	62,560,436	62,282,017
Basic Earnings Per Share	$(0.09)	$0.07
Diluted Earnings Per Share	$(0.09)	$0.07

Note 9.  Capital Stock

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

Note 10.  Stock Incentive Plans

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

The Company granted restricted stock units ("RSUs") to members of its management which vest ratably between three to five years. As of March 31, 2011, RSUs covering a total of 2,041,499 of the Company's shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company's shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three months ended March 31, 2011 and 2010, the amortization charge was $2,219,285 and $3,739,103, respectively. The remaining expense for each of the years ending 2011, 2012, and 2013 will be $6,311,858, $7,886,696, and $3,506,653, respectively.

As of December 31, 2010, options covering 1,063,483 of the Company's common shares were outstanding.  These options were awarded to members of its management and its independent non-employee directors. On February 2, 2011, the Company granted options to purchase 250,000 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $4.34 per share and expire five years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the options granted of $517,761 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2011 grant included a risk free interest rate of 0.9%, and an expected stock price volatility factor of 80%.  For the three months ended March 31, 2011 and 2010, the Company has recorded a non-cash compensation charge of $517,761 and $607,024, respectively. As of March 31, 2011, options covering 1,313,483 of the Company's common shares are outstanding with exercise prices ranging from $4.34 to $21.88 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between five to ten years from the date of grant.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended March 31,
	2011	2010
Stock Option Plans	$517,761	$607,024
Restricted Stock Grants	2,219,285	3,739,103
Total Non-cash compensation expense	$2,737,046	$4,346,127

As of March 31, 2011, Dividend Equivalent Rights Awards ("DERs") equivalent to 574,000 of the Company's common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company's shareholders. For the three months ended March 31, 2011 and 2010, no compensation expenses were recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended March 31, 2011 and 2010. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of the Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of March 31, 2011, we owned and operated a modern fleet of 40 Handymax segment dry bulk vessels, 38 of which are of the Supramax class. We also have an on-going Supramax newbuilding program for the construction of 6 newbuilding vessels in China. Upon delivery of all newbuilding vessels by the end of 2011, our total fleet will consist of 46 vessels with a combined carrying capacity of approximately 2.51 million dwt.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels, which are Handymax vessels ranging in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 40 vessels in our operating fleet, with an aggregate carrying capacity of 2,157,232 deadweight tons, have an average age of only five years compared to an average age for the world Handymax dry bulk fleet of approximately 13 years.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

We are in disagreement with the interpretation of the original covenant calculation being used by the agent of our lender, as discussed in Note 1 to the consolidated financial statements and in the "Liquidity and Capital Resources" section below.

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

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over Panamax and Capesize vessels,

(2)
our strategy is to balance between long-term time charters and revenues generated by short-term time charters and voyage charters to maximize our financial performance throughout shipping cycles. We have entered into time and voyage charter employment contracts for all the vessels in our operating fleet and a substantial portion of our newbuilding fleet. We charter some of our vessels pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Several of the newly constructed vessels are on long term charters with an average duration of eight years. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index linked charters and voyage charters provide us with the revenue upside as the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index linked or short-term time charters or voyage charters. All the charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

We have employed all of our vessels in our operating fleet on time and voyage charters. During the three months ended March 31, 2011, we took delivery of two newbuilding vessels, Thrush and Nighthawk, which promptly entered into their respective charters. The following table represents certain information about the Company's revenue earning charters on its operating fleet:

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate
Avocet	2010	53,462	Dec 2018/Apr 2019	$17,000(2)
Bittern	2009	57,809	Dec 2018/Apr 2019	$17,000(2)
Canary	2009	57,809	Dec 2018/Apr 2019	$17,000(2)
Cardinal	2004	55,362	Dec 2012 to Feb 2013	Index(3)
Condor	2001	50,296	Jul 2011 to Oct 2011	Index(3)
Crane	2010	57,809	Dec 2018/Apr 2019	$17,000(2)
Crested Eagle(6)	2009	55,989	April 2011	$13,600(3,4)
Crowned Eagle	2008	55,940	Jun 2011 to Sep 2011	Index(3)
Egret Bulker	2010	57,809	Oct 2012 to Feb 2013	$17,650(5)
Falcon(6)	2001	50,296	Apr 2011	$13,000
Gannet Bulker	2010	57,809	Jan 2013 to May 2013	$17,650(5)
Golden Eagle	2010	55,989	Apr 2011 to Jun 2011	$17,000
Goldeneye	2002	52,421	Oct 2011 to Dec 2011	$17,000
Grebe Bulker	2010	57,809	Feb 2013 to Jun 2013	$17,650(5)
Harrier	2001	50,296	Jul 2011 to Oct 2011	$21,000
Hawk I	2001	50,296	Jul 2011 to Sep 2011	$20,000
Heron	2001	52,827	May to Jul 2011	$14,750
Ibis Bulker	2010	57,775	Mar 2013 to Jul 2013	$17,650(5)
Imperial Eagle	2010	55,989	Nov 2012 to Feb 2013	Index(3)
Jaeger	2004	52,248	Nov 2012 to Jan 2013	Index(3)
Jay	2010	57,802	Dec 2018/Apr 2019	$17,000(2)
Kestrel I (6)	2004	50,326	Apr 2011	$11,500
Kingfisher	2010	57,776	Dec 2018/Apr 2019	$17,000(2)
Kite (6)	1997	47,195	Apr 2011	$14,000
Kittiwake	2002	53,146	Apr 2011 to Jun 2011	$16,500
Martin	2010	57,809	Dec 2018/Apr 2019	$17,000(2)
Merlin	2001	50,296	May 2011 to Jul 2011	$15,250
Nighthawk	2011	57,809	Dec 2018/Apr 2019	$17,000(2)
Osprey I	2002	50,206	Sep 2011 to Nov 2011	$18,500
Peregrine	2001	50,913	May 2011 to Aug 2011	$16,000
Redwing	2007	53,411	Jul 2011 to Sep 2011	$20,000
Shrike	2003	53,343	Jun 2011 to Aug 2011	$20,000

Skua	2003	53,350	May 2011 to Aug 2011	$13,250
Sparrow (6)	2000	48,225	Apr 2011	$17,000
Stellar Eagle (6)	2009	55,989	Apr 2011	Index(3)
Tern	2003	50,200	Jul 2011 to Sep 2011	$16,000
Thrasher	2010	53,360	Dec 2018/Apr 2019	$17,000(2)
Thrush	2011	53,297	Apr 2011 to Jul 2011	$13,000
Woodstar	2008	53,390	January 2014 Jan 2014 to Dec 2018/Apr 2019	$18,300 $18,000(7)
Wren	2008	53,349	Dec 2018/Apr 2019	$17,000(2)

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 6.25%, to third party ship brokers.

(2)	Up to December 2015 with 100% profit share between $17,000 to $21,000 and 50% profit share thereafter, from January 2016 to Dec 2018/Apr 2019 with 50% profit share above $17,000.
(3)	Index, an average of the trailing Baltic Supramax Index.
(4)	With 50% Index share over $11,500.
(5)	With a 50% profit share over $20,000 per day. The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(6)	Upon conclusion of the previous time charter the vessel will commence a short term time charter for up to five months.
(7)	With 50% profit share over $22,000.

The following table, as of March 31, 2011, represents certain information about the Company's newbuilding vessels being constructed and their expected employment upon delivery:

Vessel	Dwt	Year Built – Actual or Expected Delivery (1)	Time Charter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Oriole	58,000	2011Q2	Dec 2015	$17,000	(5)
			Dec 2018/Apr 2019	$17,000	50% over $17,000
Owl	58,000	2011Q3	Dec 2015	$17,000	(5)
			Dec 2018/Apr 2019	$17,000	50% over $17,000
Petrel (4)	58,000	2011Q3	Jun 2014 to Oct 2014	$17,650	50% over $20,000
Puffin (4)	58,000	2011Q4	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Roadrunner (4)	58,000	2011Q4	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (4)	58,000	2011Q4	Sep 2014 to Jan 2015	$17,650	50% over $20,000

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 1.25% to 6.25% to third party ship brokers.
(4)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.
(5)	With 100% profit share between $17,000 to $21,000 and 50% profit share thereafter.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

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
●      vessel acquisition; and
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

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended March 31, 2011 and 2010, the technical management fee averaged $9,966 and $9,687 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded under Vessel Expenses.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Reports on Form 10-K. There have been no material changes from the "Critical Accounting Policies" previously disclosed in our Form 10-K for the year ended December 31, 2010.

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

Results of Operations for the three-month periods ended March 31, 2011 and 2010:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended
	March 31, 2011	March 31, 2010

Ownership Days	3,548	2,826
Chartered-in under operating lease Days	1,029	—
Available Days	4,556	2,804
Operating Days	4,511	2,776
Fleet Utilization	99.0%	99.0%

•           Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three-month period ended March 31, 2011, increased 25% from the corresponding period in 2010 as we operated 40 vessels in the first quarter of 2011 compared to 33 vessels in the corresponding period in 2010.

•           Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels. We started to charter-in vessels on a spot basis during the third quarter of 2010.

•           Available days:  We define available days as the number of our ownership and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three-month period ended March 31, 2011, the Company drydocked two vessels compared to one in the corresponding period in 2010.

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

Gross time and voyage charter revenues in the quarter ended March 31, 2011 were $90,382,988, compared with $57,362,935 recorded in the comparable quarter in 2010. The increase in gross revenues is attributable to voyage charter revenues in the quarter ended March 31, 2011 of $28,842,309, compared to none in the comparable quarter in 2010, and operation of a larger fleet offset by lower charter rates. Gross revenues recorded in the quarter ended March 31, 2011 and 2010, include an amount of $1,294,519 and $864,628, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended March 31, 2011 and 2010 were $3,690,213 and $3,119,210, respectively. Net revenues during the quarter ended March 31, 2011 and 2010, were $86,692,775 and $54,243,725, respectively.

           Vessel Expenses

Vessel expenses for the three-month period ended March 31, 2011, were $19,473,399 compared to $15,362,733 in the comparable quarter in 2010. The increase in vessel expense is attributable to a larger fleet size in operation, increases in vessels crew cost and insurance costs. Vessel expenses for the three-month period ended March 31, 2011, included $18,307,189 in vessel operating costs and $1,166,210 in technical management fees. Vessel expenses for the comparable period in 2010 included $14,577,346 in vessel operating costs and $785,387 in technical management fees.

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

Voyage expenses

Voyage expenses for the three-month period ended March 31, 2011, were $15,821,512 compared to none in the comparable quarter in 2010. During the third quarter of 2010, the Company launched its trading Operation.

Charter hire expenses

Charter hire expenses for the three-month period ended March 31, 2011, were $15,924,682 compared to none in the comparable quarter in 2010. During the third quarter of 2010, the Company launched its trading Operation.

Depreciation and Amortization

For the three-month periods ended March 31, 2011 and 2010, total depreciation and amortization expense was $17,158,844 and $13,706,370, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2011 includes $16,236,473 of vessel depreciation and other fixed assets amortization, and $922,371 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended March 31, 2010 were $13,039,338 of vessel depreciation and $667,032 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period in 2011 compared to 2010.

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

Amortization of deferred financing costs which relate to the vessels on the water is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended March 31, 2011 and 2010, the amortization of deferred financing costs allocated to the vessels on the water was $993,727 and $584,717, respectively.

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

General and administrative expenses for the three-month periods ended March 31, 2011 and 2010 were $13,896,425 and $9,487,423, respectively. These general and administrative expenses include a non-cash compensation component of $2,737,046 and $4,346,127, respectively. The increase in general and administrative expenses for the three-month period ended March 31, 2011, is primarily attributable to allowance for bad debt of $6,586,900 related to amounts receivable from Korea Lines Corporation who have filed for protective receivership and have received South Korean court approval for rehabilitation.

Capitalized Interest

At March 31, 2011, we had contracts for the construction of 6 newbuilding vessels which are expected to be delivered in 2011. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended March 31, 2011, capitalized interest amounted to $1,195,764 ($1,057,026 in interest and $138,738 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three months period in 2010, capitalized interest amounted to $4,607,651 ($4,060,846 in interest and $546,805 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements.

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

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Income (loss)	$(5,810,281)	$4,573,634
Interest Expense	11,336,479	11,176,987
Depreciation and Amortization	17,158,844	13,706,370
Amortization of fair value (below) above market of time charter acquired	(1,294,519)	(864,628)
EBITDA	21,390,523	28,592,363
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	2,737,046	4,346,127
Credit Agreement EBITDA	$24,127,569	$32,938,490

(1) Stock based compensation related to stock options and restricted stock units (see Notes to our financial statements).

Effects of Inflation

        We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the three-month periods ended March 31, 2011 and 2010, was $13,792,518 and $30,920,496, respectively. The decrease was primarily due to lower rates on charter renewals, provision for accounts receivable of $6,586,900 offset by operation of a larger fleet.

Net cash used in investing activities during the three-month period ended March 31, 2011, was $42,865,432, compared to $117,084,424 during the corresponding three-month period ended March 31, 2010. Investing activities during the three-month period ended March 31, 2011 and 2010 related primarily to making progress payments and incurring related vessel construction expenses for the newbuilding vessels.

Net cash used by financing activities during the three-month period ended March 31, 2011, was $2,333,435, compared to net cash provided by financing activities of $98,972,546 during the corresponding three-month period ended March 31, 2010. Financing activities during the three-month period ended March 31, 2010, primarily involved borrowings of $101,972,546 from our revolving credit facility.

As of March 31, 2011, our cash balance was $97,715,331, compared to a cash balance of $129,121,680 at December 31, 2010. In addition, $20,000,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted cash in our financial statements as of March 31, 2011. Also recorded in Restricted Cash is an amount of $276,056, which is collateralizing a letters of credit relating to our office leases and $637,543 which collateralize for our FFAs position as of March 31, 2011.

At March 31, 2011, we are fully borrowed on the amended Revolving Credit Facility with aggregated amount of $1,151,354,476 in net borrowings. These borrowings consisted of $1,046,662,222 for the 40 vessels currently in operation and $104,692,254 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007 (See section in the Company's 2010 Annual Report on Form 10-K entitled "Revolving Credit Facility" for a description of the facility and its amendments). The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes.

As described in our Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility.  Among other things, the third amendatory agreement reduced the facility to $1.2 billion and changed the applicable interest rate to 2.5% over LIBOR.  In addition, among other changes, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods.

Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders has only recently notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated.

We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010.  However, while we have remained in compliance with the amended collateral covenants during the accounting period ended March 31, 2011, we would not be in compliance for that period under the agent's interpretation of the original collateral covenants.

Under the facility agreement, the effectiveness of the determination of compliance for an accounting period is as of the date that we supply a compliance certificate (the "Compliance Certificate Date") to the agent.  The current Compliance Certificate Date for the accounting period ended March 31, 2011 is no later than May 30, 2011.

We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant was not valid, and that we remain in compliance with all covenants in effect at March 31, 2011.  We are in active discussions with the agent to resolve this technical matter.  However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the period ending March 31, 2011, which could lead to a default under the facility agreement effective as of the Compliance Certificate Date for that period and would result in the classification as current of amounts due under the facility  agreement and could lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory terms or obtain a waiver from the agent. We continue to seek to reach a satisfactory agreement with the agent, but there can be no assurance that we will be successful in doing so.

We anticipate that our current financial resources, together with cash generated from operations will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months. We will rely on operating cash flows and possible additional equity and debt financing alternatives to fund our long term capital requirements for vessel construction and implement future growth plans.

Our loan agreements for our borrowings are secured by liens on our vessels and contain various financial covenants. The covenants relate to our financial position, operating performance and liquidity. The market value of dry bulk vessels is sensitive, among other things, to changes in the dry bulk charter market. The recent general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. The decline in charter rates in the dry bulk market coupled with the prevailing difficulty in obtaining financing for vessel purchases have adversely affected dry bulk vessel values. A continuation of these conditions, could lead to a significant decline in the fair market values of our vessels, which could impact our compliance with these loan covenants. The recent developments in the credit markets and related impact on the dry bulk charter market and have also resulted in additional risks. The occurrence of one or more of these risk factors could adversely affect our results of operations or financial condition. Please refer to the section entitled "Risk Factors" in Part II of this document which should be read in conjunction with the risk factors included in the Company's 2010 Annual Report on Form 10-K.

It is our intention to fund our future acquisition related capital requirements through borrowings under the amended revolving credit facility and to repay all or a portion of such borrowings from time to time with cash generated from operations and from net proceeds of issuances of securities. The Company has a shelf registration filed on Form S-3 in March 2, 2009, subsequently amended, which would enable the Company to issue such securities.

Dividends

The Company did not make any dividend payments in 2011 and 2010. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2011:
(in thousands of U.S. dollars)	Within One Year(4)	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$125,843	$—	$—	$—	$125,843
Bank Loans	—	215,878	935,476	—	1,151,354
Interest and borrowing fees (2)	48,035	92,061	14,976	—	155,072
Office lease (3)	1,211	2,566	2,223	2,686	8,686

Total	$175,089	$310,505	$952,675	$2,686	$1,440,955

(1)	The balance of the contract price in US dollars for the 6 newbuilding vessels which are to be constructed and delivered in 2011.
(2)
The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $402,417,830. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

(3)	Remainder of the lease on the office space which we occupy.
(4)	Does not include obligations for charters in vessels of less than one year.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

We make capital expenditures from time to time in connection with our vessel acquisitions. As of March 31, 2011, our fleet consists of 40 vessels which are currently operational and 6 newbuilding vessels which have been contracted for construction.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. One vessel was drydocked in the three months ended March 31, 2011. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2011	22	$0.55 million
September 30, 2011	-	-
December 31, 2011	22	$0.55 million
March 31, 2012	-	-

(1)Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to Note 1 "Risk and Uncertainties" to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Aside from the risk factor below, there have been no material changes from the "Risk Factors" previously disclosed in our Form 10-K for the year ended December 31, 2010.

If we cannot resolve our disagreement with our lender, we may be in default under our revolving credit facility.

As described in our Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility.  Among other things, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods.

Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders has only recently notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated.

We disagree with the agent and believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant was not valid, and that we remain in compliance with all covenants in effect at March 31, 2011.  We are in active discussions with the agent to resolve this technical matter.  However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the period ending March 31, 2011, which could lead to a default under the facility agreement and would result in the classification as current of amounts due under the facility agreement and could lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory terms or obtain a waiver from the agent.

Currency and Exchange Rates

There have been no material changes from the "Currency and Exchange Rates" risk previously disclosed in our Form 10-K for the year ended December 31, 2010.

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

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 6 to the Consolidated Financial Statements included in this Quarterly Report.

Item 1A – Risk Factors

Aside from the risk factor below, there have been no material changes from the "Risk Factors" previously disclosed in our Form 10-K for the year ended December 31, 2010.

If we cannot resolve our disagreement with our lender, we may be in default under our revolving credit facility.

As described in our Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility.  Among other things, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods.

Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders has only recently notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated.

We disagree with the agent and believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant was not valid, and that we remain in compliance with all covenants in effect at March 31, 2011.  We are in active discussions with the agent to resolve this technical matter.  However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the period ending March 31, 2011, which could lead to a default under the facility agreement and would result in the classification as current of amounts due under the facility agreement and could lead to substantial doubt about our ability to continue as a going concern if we are unable to agree on satisfactory terms or obtain a waiver from the agent.

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

10.5	Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas (12)
10.6	Eagle Bulk Shipping Inc. 2009 Equity Incentive Plan (13)
10.7	Delphin Management Agreement (14)
31.1	Rule 13a-14(d) / 15d-14(a) Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1/A, File No. 333-123817, filed on June 20, 2005.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A, File No. 333-123817, filed on June 20, 2005.
(3)	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A, File No. 001-33831, dated November 13, 2007.
(4)	Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1/A, File No. 333-123817, filed on June 20, 2005.
(5)	Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 333-139745, filed on December 29, 2006.
(6)	Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3, File No. 333-139745, filed on December 29, 2006.
(7)	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, File No. 001-33831, dated November 13, 2007.
(8)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2008.
(9)	Incorporated by reference to Exhibit 4.9 to the Company's Post-Effective Amendment to an automatic shelf registration statement on Form POSASR, File No. 333-148417, filed on March 2, 2009.
(10)	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2009.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2010, filed on November 9, 2010.
(12)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 20, 2008.
(13)	Incorporated by reference to Appendix A to the Company's Proxy Statement pursuant to Schedule 14A filed on April 10, 2009.
(14)	Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 5, 2010.

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
Date: May 10, 2011

By:    /s/ Alan S. Ginsberg
--------------------------------------------------------------------------------
Alan S. Ginsberg
Chief Financial Officer
and Principal Accounting Officer
Date: May 10, 2011