Form 10-Q
period 2011-06-30
Eagle Bulk Shipping Inc.
filed 2011-08-05
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
YES  ☐      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐        NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.01 per share, 62,642,986 shares outstanding as of August 5, 2011.

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements
EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$51,131,064	$129,121,680
Accounts receivable	17,691,006	14,366,495
Prepaid expenses	2,528,144	3,459,721
Inventories	8,529,107	3,190,052
Fair value above contract value of time charters acquired	579,631	594,611
Total current assets	80,458,952	150,732,559
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $209,804,715 and $176,824,438, respectively	1,616,579,578	1,509,798,249
Advances for vessel construction	153,070,603	191,477,225
Other fixed assets, net of accumulated amortization of $228,796 and $153,375, respectively	543,515	420,204
Restricted cash	22,447,822	19,790,341
Deferred drydock costs	3,757,674	4,217,071
Deferred financing costs	14,077,665	16,458,496
Fair value above contract value of time charters acquired	3,324,651	3,608,812
Other assets and accounts receivable, net of allowance	2,267,172	70,001
Total noncurrent assets	1,816,068,680	1,745,840,399
Total assets	$1,896,527,632	$1,896,572,958
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,463,260	$6,089,273
Accrued interest	4,572,451	6,651,554
Other accrued liabilities	10,546,909	5,850,474
Deferred revenue and fair value below contract value of time charters acquired	6,432,595	5,705,326
Unearned revenue	6,992,456	6,091,332
Fair value of derivative instruments	436,336	127,758
Total current liabilities	37,444,007	30,515,717
Noncurrent liabilities:
Long-term debt	1,151,354,476	1,151,354,476
Deferred revenue and fair value below contract value of time charters acquired	20,026,723	23,480,740
Fair value of derivative instruments	16,703,567	22,135,507
Total noncurrent liabilities	1,188,084,766	1,196,970,723
Total liabilities	1,225,528,773	1,227,486,440
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 62,642,986 and 62,560,436 shares issued and outstanding, respectively	626,430	625,604
Additional paid-in capital	741,979,292	738,251,158
Retained earnings (net of accumulated dividends declared of $262,118,388 as of June 30, 2011 and December 31, 2010, respectively)	(54,903,296)	(47,654,737)
Accumulated other comprehensive loss	(16,703,567)	(22,135,507)
Total stockholders' equity	670,998,859	669,086,518
Total liabilities and stockholders' equity	$1,896,527,632	$1,896,572,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues, net of commissions	$76,405,388	$65,612,840	$163,098,163	$119,856,565

Voyage expenses	8,125,284	—	23,946,796	—
Vessel expenses	21,289,772	16,052,945	40,763,171	31,530,334
Charter hire expenses	11,029,811	—	26,954,493	—
Depreciation and amortization	17,640,372	15,537,068	34,799,216	29,243,437
General and administrative expenses	8,038,757	10,479,379	21,935,182	19,852,146
Total operating expenses	66,123,996	42,069,392	148,398,858	80,625,917

Operating income	10,281,392	23,543,448	14,699,305	39,230,648

Interest expense	11,672,428	12,607,754	23,008,907	23,784,740
Interest income	(29,464)	(76,227)	(87,134)	(139,648)
Other expense (Income)	76,706	—	(973,909)	—
Total other expense, net	11,719,670	12,531,527	21,947,864	23,645,092

Net income (loss)	$(1,438,278)	$11,011,921	$(7,248,559)	$15,585,556

Weighted average shares outstanding :

Basic	62,571,322	62,176,684	62,565,909	62,215,915
Diluted	62,571,322	62,336,774	62,565,909	62,366,183

Per share amounts:
Basic net income (loss)	$(0.02)	$0.18	$(0.12)	$0.25
Diluted net income (loss)	$(0.02)	$0.18	$(0.12)	$0.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Net Loss	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2010	62,560,436	$625,604	$738,251,158		$(47,654,737)	$(22,135,507)	$669,086,518
Comprehensive income :
Net loss	—	—	—	$(7,248,559)	(7,248,559)	—	(7,248,559)
Net unrealized gain on derivatives	—	—	—	—	—	5,431,940	5,431,940
Comprehensive income	—	—	—	—	—	—	(1,816,619)
Issuance of common shares and shares withheld for employee tax	82,550	826	(1,211,003)	—	—	—	(1,210,177)
Non-cash compensation	—	—	4,939,137	—	—	—	4,939,137

Balance at June 30, 2011	62,642,986	$626,430	$741,979,292		$(54,903,296)	$(16,703,567)	$670,998,859

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income (loss)	$(7,248,559)	$15,585,556
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation	33,055,698	27,806,738
Amortization of deferred drydocking costs	1,743,518	1,436,699
Amortization of deferred financing costs	1,918,410	1,332,743
Amortization of fair value below contract value of time charter acquired	(2,566,329)	(2,036,105)
Unrealized gain from forward freight agreements, net	308,578	—
Allowance for accounts receivable	6,586,900	—
Non-cash compensation expense	4,939,137	8,029,965
Drydocking expenditures	(1,284,121)	(1,257,783)
Changes in operating assets and liabilities:
Accounts receivable	(11,473,011)	(3,108,752)
Other assets	(635,571)	—
Prepaid expenses	931,577	1,436,657
Inventories	(5,339,055)	—
Accounts payable	2,373,987	96,531
Accrued interest	(2,339,449)	2,403,559
Accrued expenses	4,433,934	7,003,327
Deferred revenue	138,722	(654,577)
Unearned revenue	901,124	1,111,899
Net cash provided by operating activities	26,445,490	59,186,457

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(100,369,716)	(203,525,865)
Purchase of other fixed assets	(198,732)	(75,923)
Changes in restricted cash	(1,157,481)	—
Net cash used in investing activities	(101,725,929)	(203,601,788)

Cash flows from financing activities:
Bank borrowings	—	180,070,046
Changes in restricted cash	(1,500,000)	(4,500,000)
Cash used to settle net share equity awards	(1,210,177)	(365,408)
Net cash (used in) provided by financing activities	(2,710,177)	175,204,638

Net (decrease) increase in cash	(77,990,616)	30,789,307
Cash at beginning of period	129,121,680	71,344,773
Cash at end of period	$51,131,064	$102,134,080

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation and General Information

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company", “we” or “our”). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, charter and operation of dry bulk vessels. The Company's fleet is comprised of Supramax and Handymax bulk carriers and the Company operates its business in one business segment.

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

As of June 30, 2011, the Company’s operating fleet consisted of 41 vessels. The Company has an extensive vessel newbuilding program and as of June 30, 2011 had contracts for the construction of 5 vessels. The following tables present certain information concerning the Company’s fleet as of June 30, 2011:

No. of Vessels	Dwt	Vessel Type	Delivery

Vessels in Operation
41 Vessels	2,215,041	39 Supramax
		2 Handymax
Vessels to be delivered
5 Vessels	290,000	58,000 dwt series Supramax	2011

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

% of Consolidated Time Charter Revenue
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Charterer
Charterer A	-	20%	11%	21%
Charterer B	-	-	-	10%
Charterer C	-	-	-	11%
Charterer D	-	16%	-	14%
Charterer E	12%	-	-	-

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the Securities and Exchange Commission (“SEC”) which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

On May 20, 2011 the Company took delivery of one newbuilding vessel that is originally chartered to KLC. The time charter rate has been adjusted to $17,000 with the same terms that mentioned above for the other ten vessels with KLC.

We evaluated the KLC matter to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows and have recorded in the first quarter of 2011 $6,586,900 as allowance for bad debt.

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

Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated.

We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010.  However, while we have remained in compliance with the amended collateral covenants during the accounting periods ended March 31, 2011 and June 30, 2011, we would not be in compliance for these periods under the agent's interpretation of the original collateral covenants.

Under the facility agreement, the effectiveness of the determination of compliance for an accounting period is as of the date that we supply a compliance certificate (the "Compliance Certificate Date") to the agent.  A compliance certificate was due to be supplied to the agent on May 31, 2011.  Our agent has agreed to temporarily defer the issuance of that compliance certificate during our ongoing discussions to resolve the dispute.  There can be no assurance that they will continue to defer the issuance of the compliance certificate.

We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant was not valid, and that we remain in compliance with all covenants in effect at June 30, 2011.  We are in active discussions with the agent to resolve this technical matter.  However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011 and June 30, 2011, which could lead to a default under the facility agreement effective as of the Compliance Certificate Date for that period and would result in the classification as current of amounts due under the facility  agreement and could lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory terms or obtain a waiver from the agent.  We continue to seek to reach a satisfactory agreement with the agent, but there can be no assurance that we will be successful in doing so.

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

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We are in the process of evaluating the financial and disclosure impact of this guidance. We do not expect a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We are in the process of evaluating the disclosure impact of this guidance.

Note 3.  Vessels

a. Vessel and Vessel Improvements

At June 30, 2011, the Company’s operating fleet consisted of 41 dry bulk vessels. In January, February and May 2011, the Company took delivery of the Thrush, Nighthawk, and Oriole, respectively.

In May 2011, the Company decided to sell the Heron, a 2001-built Supramax, and reached an agreement to sell the vessel for $22,572,000, after brokerage commissions payable to a third party.  The Heron was not available for delivery before early at the third quarter. On July 26, 2011 the Company sold the vessel and expects to realize a net loss of approximately $406,000 during the third quarter of 2011.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2010	$1,509,798,249
Purchase of Vessel Improvements	607,094
Delivery of Newbuild Vessels	139,154,512
Depreciation Expense	(32,980,277)
Vessels and Vessel Improvements, at June 30, 2011	$1,616,579,578

b. Advances for Vessel Construction

The Company took delivery of the Thrush, Nighthawk, and Oriole in January, February and May 2011, respectively. In 2010 the Company took delivery of twelve newly constructed vessels, the last two Japanese-built vessels, the Golden Eagle and Imperial Eagle, in January and February 2010, respectively, and ten Chinese-built vessels the Thrasher, Crane and Egret, in January 2010, Avocet in February 2010, the Gannet Bulker, Grebe Bulker and Ibis Bulker in April, May and June, respectively, the Jay and Kingfisher in July and the Martin in August. In 2009 the Company took delivery of four newly constructed vessels. Two vessels from the Japanese shipyard, the Crested Eagle and Stellar Eagle, delivered in January and March 2009, respectively and two vessels from the Chinese shipyard, Bittern and Canary, delivered in October and December 2009, respectively. In 2008 the Company took delivery of three vessels, the Wren and Woodstar were delivered by the Chinese shipyard in June and October 2008, respectively, and the Crowned Eagle, the first of the Company’s five Japanese built vessels, was delivered in November 2008.

As of June 30, 2011, the Company had 5 Supramax vessels under construction at the shipyard in China. The total contract cost of the construction project in China is approximately $182,950,000, of which the Company has advanced $109,950,000 in payments towards the construction of these vessels. These vessels are expected to be delivered during the second half of 2011. The Company will incur additional costs relating to the construction of these vessels, including capitalized interest, insurance, legal, and technical supervision costs.

Advances for Vessel Construction:

Advances for Vessel Construction, at December 31, 2010	$191,477,225
Progress Payments	92,209,670
Capitalized Interest	2,171,114
Legal and Technical Supervision Costs	6,367,106
Delivery of Newbuild Vessels	(139,154,512)
Advances for Vessel Construction, at June 30, 2011	$153,070,603

Note 4.  Long-Term Debt

At June 30, 2011, the Company’s debt consisted of $1,151,354,476 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $1,070,678,838 for the 41 vessels currently in operation and $80,675,638 to fund the Company’s newbuilding program.

On August 4, 2009, the Company entered into a Third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, it reduces the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modifies the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires that until the Company is in compliance with the original covenants (as mentioned below) for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including $48,645,524 from the equity raised in 2009.  These payments reduce the available amount of the credit facility to $1,151,354,476. As of June 30, 2011, the Company used its total availability for borrowings under the credit facility. The Company facility bears interest at LIBOR plus 2.50%. Undrawn portions of the facility bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a full repayment at maturity.

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

Under the terms of the third amendment of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. As of June 30, 2011, the Company has recorded $20,500,000 as Restricted cash in the accompanying balance sheets.

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

For the six months ended June 30, 2011, interest rates on the outstanding debt ranged from 2.63% to 7.73%, including a margin of 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 4.01%. Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Loan Interest	$10,747,745	$11,859,728	$21,090,497	$22,451,997
Amortization of Deferred Financing Costs	924,683	748,026	1,918,410	1,332,743
Total Interest Expense	$11,672,428	$12,607,754	$23,008,907	$23,784,740

Interest paid, exclusive of capitalized interest, in the six-month periods ended June 30, 2011 and 2010 amounted to $22,470,387 and $20,048,980, respectively.

We are in disagreement with the interpretation of the original covenant calculation being used by the agent of our lender. See Note 1 above.

Note  5.  Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of June 30, 2011 and December 31, 2010.

Notional Amount Outstanding – June 30, 2011	Notional Amount Outstanding – December 31, 2010	Fixed Rate	Maturity
$144,700,000	$144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$402,417,830	$402,417,830

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $16,703,567 and $22,135,507 have been recorded in Fair value of derivative instruments in the Company’s balance sheets as of June 30, 2011 and December 31, 2010.

Forward freight agreements (FFAs), bunker swaps and freight derivatives

The Company trades FFAs, bunker swaps and freight derivative options, with objective to utilize these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and or bunker costs. The Company’s FFAs, bunker swaps and freight derivative options has not qualified for hedge accounting treatment. As of June 30, 2011, net amount of $436,336 have been recorded in Fair value of derivative instruments as current liability in the accompanying balance sheet.

No portion of the cash flow hedges shown below was ineffective during the year. The effect of cash flow hedging relationships on the balance sheet as of June 30, 2011 and the statement of operations for the year ended June 30, 2011 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	June 30, 2011	December 31, 2010

Interest rate swaps	$(16,703,567)	$(22,135,507)
Total	$(16,703,567)	$(22,135,507)

The effect of non-designated derivative instruments on statements of operations:

Derivatives not designated as hedging instruments		Amount of loss		Amount of Gain
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
FFAs, bunker swaps, freight and bunker derivatives	Other (expense) income	$(76,706)	—	$973,909	—
Total		$(76,706)	—	$973,909	—

Cash collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted are defined in the terms of respective master agreement executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At June 30, 2011, the Company’s collateral related to its FFAs, bunker swaps and freight derivative transactions was $1,671,766 which is recorded in Restricted cash in the accompanying balance sheet.  As of June 30, 2011, the Company had no outstanding amounts paid as collateral to derivative fair value positions.

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

Freight and bunker derivative instruments—the fair value of freight and bunker derivative contracts is the estimated amount that the Company would receive or pay to terminate the option contracts at the reporting date.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

	Level 1	Level 2	Level 3
Assets:
Forward freight agreements	$188,085	—	—
Freight derivative instruments	—	$14,250	—
Bunker swaps	$142,910	—	—
Bunker derivative instruments	—	$571,650	—

Liabilities:
Interest rate swaps	—	$16,703,567	—
Freight derivative instruments	—	$341,341	—
Bunker swaps	$547,940	—	—
Bunker derivative instruments	—	$463,950	—

Note  6.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,698 and $9,652 per vessel during the six months ended June 30, 2011 and 2010, respectively.

Legal Proceedings

We are involved in legal proceedings and we may become involved in other legal matters arising in the ordinary course of our business. We evaluate these legal matters on a case-by-case basis to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition or cash flows. We currently are party to the legal proceedings described below.

Korea Line Corporation

We have asserted a claim against one of our charters, KLC, as discussed in Note 1 above. We evaluated the KLC matter to make a determination as to the impact on our business, liquidity, results of operations, financial condition or cash flows and have recorded in the first quarter of 2011 $6,586,900 as allowance for bad debt.

Shareholder Derivative Lawsuit

On June 13, 2011, a complaint against our board of directors and a former director was filed in the United States District Court for the Southern District of New York alleging that the directors breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company’s Management Agreement with Delphin Shipping LLC (“Delphin”) and the participation of the Company’s Chief Executive Officer and Chairman of the Board and his ownership interest in Delphin; and (iii) the adjournment of the Company’s 2011 Annual Meeting of Shareholders. The complaint seeks rescission of director and officer compensation for those years and the Management Agreement, as well as unspecified damages. The Company has not yet responded to the complaint. The Company is reviewing the allegations in the complaint but believes them to be without merit and intends to defend the action vigorously.

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

Pursuant to a management agreement the Company will provide commercial and technical management services to Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. The first vessel was commenced in December 2010. This agreement has an initial term of one year and shall thereafter be renewable for successive one year terms. Total management fees for the period ended June 30, 2011 amounted to $234,088. The balance due from Delphin as of June 30, 2011 amounted to $15,644. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 8.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of June 30, 2011, does not include 2,010,449 restricted stock units and 1,313,483 stock options as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Income (loss)	$(1,438,278)	$11,011,921	$(7,248,559)	$15,585,556
Weighted Average Shares – Basic	62,571,322	62,176,684	62,565,909	62,215,915
Dilutive effect of stock options and restricted stock units	—	160,090	—	150,268
Weighted Average Shares – Diluted	62,571,322	62,336,774	62,565,909	62,366,183
Basic Earnings Per Share	$(0.02)	$0.18	$(0.12)	$0.25
Diluted Earnings Per Share	$(0.02)	$0.18	$(0.12)	$0.25

Note 9.  Capital Stock

Dividends

Payment of dividends is in the discretion of the board of directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company’s revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that the Company is in compliance with its loan covenants. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In this connection, the dry bulk market has recently declined substantially. In December 2008, the Company’s board of directors suspended the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company’s earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company’s growth strategy, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it.

Note 10.  Stock Incentive Plans

2009 Equity Incentive Plan. In May 2009, our shareholders approved the 2009 Equity Incentive Plan (2009 Plan) for the purpose of affording an incentive to eligible persons. The 2009 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company’s common shares to eligible non-employee directors, officers, employees or consultants. The 2009 Plan is administered by a compensation committee or such other committee of the Company’s board of directors. A maximum of 4.2 million of the Company’s common shares have been authorized for issuance under the 2009 Plan.

2005 Equity Incentive Plan. In 2005, the Company adopted the 2005 Equity Incentive Plan (2005 Plan) for the purpose of affording an incentive to eligible persons. The 2005 Equity Incentive Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, dividend equivalents and other awards based on or relating to the Company’s common shares to eligible non-employee directors, selected officers and other employees and independent contractors. The plan is administered by a committee of the Company’s board of directors. An aggregate of 2.6 million shares of the Company’s common stock were authorized for issuance under the plan. None of the Company’s common shares remain available for issuance under the 2005 Plan.

The Company granted restricted stock units (“RSUs”) to members of its management which vest ratably between three to five years. As of June 30, 2011, RSUs covering a total of 1,854,833 of the Company’s shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the six and three months ended June 30, 2011, the amortization charge was $4,421,376 and $2,202,091, respectively. The remaining expense for each of the years ending 2011, 2012, and 2013 will be $4,076,173, $7,853,896, and $3,474,646, respectively.

As of December 31, 2010, options covering 1,063,483 of the Company’s common shares were outstanding.  These options were awarded to members of its management and its independent non-employee directors. On February 2, 2011, the Company granted options to purchase 250,000 of the Company’s common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $4.34 per share and expire five years from the date of grant. For purposes of determining the non-cash compensation cost for the Company’s stock option plans using the fair value method of ASC 718 “Compensation-Stock Compensation”, the fair value of the options granted of $517,761 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2011 grant included a risk free interest rate of 0.9%, and an expected stock price volatility factor of 80%.  For the six and three months ended June 30, 2011, the Company has recorded a non-cash compensation charge of $517,761 and $0, respectively. As of June 30, 2011, options covering 1,313,483 of the Company’s common shares are outstanding with exercise prices ranging from $4.34 to $21.88 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between five to ten years from the date of grant.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Stock Option Plans	$—	$114,403	$517,761	$722,168

Restricted Stock Grants	2,202,091	3,569,435	4,421,376	7,307,797
Total Non-cash compensation expense	$2,202,091	$3,683,838	$4,939,137	$8,029,965

As of June 30, 2011, Dividend Equivalent Rights Awards (“DERs”) equivalent to 574,000 of the Company’s common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. For the six and three months ended June 30, 2011 and 2010, no compensation expenses were recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month and six-month periods ended June 30, 2011 and 2010. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections.  These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) the outcome of our discussions with the agent of our revolving credit facility regarding the calculation of collateral covenants, (xi) the outcome of legal proceeding in which we are involved; and (xii) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this quarterly report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Republic of the Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of June 30, 2011, we owned and operated a modern fleet of 41 Handymax segment dry bulk vessels, 39 of which are of the Supramax class. We also have an on-going Supramax newbuilding program for the construction of 5 newbuilding vessels in China. Upon delivery of all newbuilding vessels which we expect to be completed by the end of 2011, our total fleet will consist of 46 vessels with a combined carrying capacity of approximately 2.51 million dwt.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 41 vessels in our operating fleet, with an aggregate carrying capacity of 2,215,041 deadweight tons, have an average age of less than five years compared to an average age for the world Handymax dry bulk fleet of approximately 13 years.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

We are in disagreement with the interpretation of the original covenant calculation being used by the agent of our lender, as discussed in Note 1 to the consolidated financial statements and in the “Liquidity and Capital Resources” section below.

During the third quarter of 2010 the Company launched a freight trading operation to capitalize on value creation strategies in spot trading, contracts of affreightment, time charter-in and -out and derivative instruments. These trading capabilities (the "Trading Operation") will extend the Company's global presence, which includes a new office in Singapore.

In May 2011, the Company decided to sell the Heron, a 2001-built Supramax, and reached an agreement to sell the vessel for $22,572,000, after brokerage commissions payable to a third party.  The Heron was not available for delivery before early at the third quarter. On July 26, 2011 the Company sold the vessel and expects to realize a net loss of approximately $406,000 during the third quarter of 2011.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. During the six months ended June 30, 2011, we took delivery of three newbuilding vessels, Thrush, Nighthawk and Oriole, which promptly entered into their respective charters. The following table represents certain information about the Company's revenue earning charters on its operating fleet:

Vessel	Year Built	Dwt	Time Charter Expiration(1)	Daily Time Charter Hire Rate
Avocet	2010	53,462	Dec 2018/Apr 2019	$17,000	(2)
Bittern	2009	57,809	Dec 2018/Apr 2019	$17,000	(2)
Canary	2009	57,809	Dec 2018/Apr 2019	$17,000	(2)
Cardinal	2004	55,362	Dec 2012 to Feb 2013	Index	(3)
Condor	2001	50,296	Jul 2011 to Oct 2011	Index	(3)
Crane	2010	57,809	Dec 2018/Apr 2019	$17,000	(2)
Crested Eagle(4)	2009	55,989	Jul 2011	$20,000
Crowned Eagle(5)	2008	55,940	Aug 2011	Index	(3)
Egret Bulker	2010	57,809	Oct 2012 to Feb 2013	$17,650	(6)
Falcon	2001	50,296	Jul to Sep 2011	$15,100
Gannet Bulker	2010	57,809	Jan 2013 to May 2013	$17,650	(6)
Golden Eagle	2010	55,989	Oct 2011 to Jan 2012	$15,750
Goldeneye	2002	52,421	Oct 2011 to Dec 2011	$17,000
Grebe Bulker	2010	57,809	Feb 2013 to Jun 2013	$17,650	(6)
Harrier	2001	50,296	Jul 2011 to Oct 2011	$21,000
Hawk I	2001	50,296	Oct 2011 to Jan 2012	$13,500
Heron(7)	2001	52,827	Jul 2011	$11,000
Ibis Bulker	2010	57,775	Mar 2013 to Jul 2013	$17,650	(6)
Imperial Eagle	2010	55,989	Nov 2012 to Feb 2013	Index	(3)
Jaeger	2004	52,248	Nov 2012 to Jan 2013	Index	(3)
Jay	2010	57,802	Dec 2018/Apr 2019	$17,000	(2)
Kestrel I	2004	50,326	Aug 2011	$13,000
Kingfisher	2010	57,776	Dec 2018/Apr 2019	$17,000	(2)
Kite	1997	47,195	Jul 2011	Voyage
Kittiwake(4)	2002	53,146	Jul 2011	Voyage
Martin	2010	57,809	Dec 2018/Apr 2019	$17,000	(2)
Merlin	2001	50,296	Jul 2011 to Aug 2011	Voyage
Nighthawk	2011	57,809	Dec 2018/Apr 2019	$17,000	(2)
Oriole	2011	57,809	Dec 2018/Apr 2019	$17,000	(2)
Osprey I	2002	50,206	Sep 2011 to Nov 2011	$18,500
Peregrine(4)	2001	50,913	May 2011 to Aug 2011	$16,000
Redwing	2007	53,411	Jul 2011 to Sep 2011	$20,000
Shrike(4)	2003	53,343	Jul 2011	$16,275
Skua	2003	53,350	Jul 2011 to Aug 2011	$13,250
Sparrow	2000	48,225	Jul 2011 to Oct 2011	$15,500
Stellar Eagle	2009	55,989	Aug 2011 to Oct 2011	$15,500
Tern	2003	50,200	Jul 2011 to Sep 2011	$16,000
Thrasher	2010	53,360	Dec 2018/Apr 2019	$17,000	(2)
Thrush(4)	2011	53,297	Jul 2011	Voyage
Woodstar	2008	53,390	January 2014	18,300
			Jan 2014 to Dec 2018/Apr 2019	$$18,000	(8)
Wren	2008	53,349	Dec 2018/Apr 2019	$17,000	(2)

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 6.25%, to third party ship brokers.

(2)	Up to December 2015 with 100% profit share between $17,000 to $21,000 and 50% profit share thereafter, from January 2016 to Dec 2018/Apr 2019 with 50% profit share above $17,000.
(3)	Index, an average of the trailing Baltic Supramax Index.
(4)	Upon conclusion of the previous time charter the vessel will commence a short term time charter for up to six months.
(5)	Upon conclusion of the previous time charter the vessel will commence a eleven to thirteen months time charter at $14,000 per day.
(6)	With a 50% profit share over $20,000 per day. The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(7)
In May, 2011, the Company decided to sell the Heron, a 2001-built Supramax, and reached an agreement to sell the vessel for $22,572,000, after brokerage commission payable to a third party.  The Heron was not available for delivery before early at the third quarter and was sold on July 26, 2011.

(8)	With 50% profit share over $22,000.

The following table, as of June 30, 2011, represents certain information about the Company's newbuilding vessels being constructed and their expected employment upon delivery:

Vessel	Dwt	Year Built – Actual or Expected Delivery (1)	TimeCharter Employment Expiration (2)	Daily Time Charter Hire Rate (3)	Profit Share
Owl	58,000	2011Q3	Dec 2015	$17,000		(5)
			Dec 2018/Apr 2019	$17,000	50% over $17,000
Petrel (4)	58,000	2011Q3	Jul 2014 to Nov 2014	$17,650	50% over $20,000
Puffin (4)	58,000	2011Q3	May 2014 to Sep 2014	$17,650	50% over $20,000
Roadrunner (4)	58,000	2011Q3	Aug 2014 to Dec 2014	$17,650	50% over $20,000
Sandpiper (4)	58,000	2011Q4	Jul 2014 to Nov 2014	$17,650	50% over $20,000

(1)	Vessel build and delivery dates are estimates based on guidance received from shipyard.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented are gross daily charter rates before brokerage commissions ranging from 1.25% to 6.25% to third party ship brokers.
(4)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.
(5)	With 100% profit share between $17,000 to $21,000 and 50% profit share thereafter.

Fleet Management

The management of our fleet includes the following functions:
•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of forty-seven shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

●	commercial operations and technical supervision;

●	safety monitoring;

●	vessel acquisition; and

●	financial, accounting and information technology services.

Technical Management

The technical management of the majority of our fleet is provided by unaffiliated two third- party technical managers, V.Ships and Anglo Eastern International Ltd., which we believe are two of the world's largest providers of independent ship management and related services. We have also established in-house technical management capability, through which we provide technical management services to several of our vessels, in order to establish a vessel management bench-mark with the external technical managers. We review the performance of the managers on an annual basis and may add or change technical managers.

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

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the six-month periods ended June 30, 2011 and 2010, the technical management fee averaged $9,698 and $9,652 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded under Vessel Expenses.

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

Results of Operations for the three and six month periods ended June 30, 2011 and 2010:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Ownership Days	3,682	3,129	7,230	5,955
Chartered-in under operating lease Days	629	—	1,658	—
Available Days	4,290	3,091	8,847	5,895
Operating Days	4,268	3,087	8,779	5,863
Fleet Utilization	99.5%	99.9%	99.2%	99.5%

●             Ownership days:   We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three month period ended June 30, 2011, increased 18% from the corresponding period in 2010 as we operated 41 vessels in the second quarter of 2011 compared to 36 vessels in the corresponding period in 2010.

●             Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels. We started to charter-in vessels on a spot basis during the third quarter of 2010.

●             Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six-month period ended June 30, 2011, the Company drydocked two vessels and three in the comparable period in 2010.

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

Revenues

Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Gross revenues in the quarter ended June 30, 2011 were $81,135,090, an increase of 17% from $69,061,932 recorded in the comparable quarter in 2010. The increase in gross revenues is attributable to voyage charter revenues in the quarter ended June 30, 2011 of $15,365,728, compared to none in the comparable quarter in 2010, and operation of a larger fleet offset by lower charter rates. Gross revenues recorded in the quarter ended June 30, 2011 and 2010, include an amount of $1,271,810 and $1,171,477, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended June 30, 2011 and 2010 were $4,729,702 and $3,449,092, respectively. Net revenues during the quarter ended June 30, 2011, increased 16% to $76,405,388 from $65,612,840 in the comparable quarter in 2010.

Gross revenues for the six-month period ended June 30, 2011 were $171,518,078, an increase of 36% from $126,424,868 recorded in the comparable period in 2010. The increase in gross revenues is attributable to voyage charter revenues in the six-month period ended June 30, 2011 of $44,208,037, compared to none in the comparable six-month period in 2010, and operation of a larger fleet offset by lower charter rates. Gross revenues recorded in the six-month period ended June 30, 2011 and 2010, include an amount of $2,566,329 and $2,036,105, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the six-month periods ended June 30, 2011 and 2010 were $8,419,914 and $6,568,303, respectively. Net revenues during the six-month period ended June 30, 2011, increased 36% to $163,098,163 from $119,856,565 in the comparable period in 2010.

           Vessel Expenses

Vessel expenses for the three-month period ended June 30, 2011, were $21,289,772 compared to $16,052,945 in the comparable quarter in 2010. The increase in vessel expenses is attributable to a larger fleet size in operation and increases in vessel crew costs. Vessel expenses for the three-month period ended June 30, 2011, included $20,002,586 in vessel operating costs and $1,287,186 in technical management fees. Vessel expenses for the comparable period in 2010 included $15,222,455 in vessel operating costs and $830,490 in technical management fees.

Vessel expenses for the six-month period ended June 30, 2011 were $40,763,171 compared to $31,530,334 in the comparable six-month period ended June 30, 2010. The increase in vessel expense is attributable to a larger fleet size in operation for the six-month period of 2011, increases in vessel crew cost and insurance costs. Vessel expenses for the six-month period ended June 30, 2011 included $38,309,775, in vessel operating costs and $2,453,396 in technical management fees. Vessel expenses for the six-month period ended June 30, 2010 included $29,914,457 in vessel operating costs and $1,615,877 in technical management fees.

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

Voyage expenses

Voyage expenses for the three and six month periods ended June 30, 2011, were $8,125,284 and $23,946,796, respectively, compared to none in the comparable periods in 2010 as the Company launched its trading Operation during the third quarter of 2010.

Charter hire expenses

Charter hire expenses for the three and six month periods ended June 30, 2011, were $11,029,811 and $26,954,493, respectively, compared to none in the comparable periods in 2010 as the Company launched its trading Operation during the third quarter of 2010.

Depreciation and Amortization

For the three-month periods ended June 30, 2011 and 2010, total depreciation and amortization expense were $17,640,372 and $15,537,068, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2011 includes $16,819,224 of vessel depreciation and other assets amortization, and $821,148 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended June 30, 2010 were $14,767,400 of vessel depreciation and $769,668 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period in 2011 compared to 2010.

For the six-month periods ended June 30, 2011 and 2010, total depreciation and amortization expense were $34,799,216 and $29,243,437, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2011 includes $33,055,698 of vessel depreciation and other assets amortization, and $1,743,518 relating to the amortization of deferred drydocking costs. Comparable amounts for the six-month period ended June 30, 2010 were $27,806,738 of vessel depreciation and $1,436,699 of amortization of deferred drydocking costs.

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

Amortization of deferred financing costs which relate to debt increased to purchase the vessels on the water is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended June 30, 2011 and 2010, the amortization of deferred financing costs allocated to the vessels on the water was $924,683 and $748,026, respectively. For the six-month periods ended June 30, 2011 and 2010, the amortization of deferred financing costs allocated to the vessels on the water was $1,918,410 and $1,332,743, respectively.

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

General and administrative expenses for the three-month periods ended June 30, 2011 and 2010 were $8,038,757 and $10,479,379, respectively. These general and administrative expenses include a non-cash compensation component of $2,202,091 and $3,683,838, respectively. The decrease in general and administrative expenses for the three-month period ended June 30, 2011, is primarily attributable to lower accruals of compensation expense and amortization of restricted stock awards offset by higher administrative costs associated with operating a larger fleet.

General and administrative expenses for the six-month periods ended June 30, 2011 and 2010 were $21,935,182 and $19,852,146, respectively. These general and administrative expenses include a non-cash compensation component of $4,939,137 and $8,029,965, respectively. The increase in general and administrative expenses for the six-month period ended June 30, 2011, is primarily attributable to allowance for bad debt of $6,586,900 related to amounts receivable from Korea Lines Corporation who have filed for protective receivership and have received South Korean court approval for rehabilitation offset by lower accruals of compensation expense and amortization of restricted stock awards.

Capitalized Interest

At June 30, 2011, we had contracts for the construction of 5 newbuilding vessels which are expected to be delivered in 2011. Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended June 30, 2011, capitalized interest amounted to $975,350 ($862,605 in interest and $112,745 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three-month period in 2010, capitalized interest amounted to $3,667,788 ($3,271,727 in interest and $396,061 in amortization of deferred financing costs).

For the six-month period ended June 30, 2011, capitalized interest amounted to $2,171,114 ($1,919,630 in interest and $251,484 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding six-month period in 2010, capitalized interest amounted to $8,275,439 ($7,332,573 in interest and $942,866 in amortization of deferred financing costs).

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

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Income (loss)	$(1,438,278)	$11,011,921	$(7,248,559)	$15,585,556
Interest Expense	11,672,428	12,607,754	23,008,907	23,784,740
Depreciation and Amortization	17,640,372	15,537,068	34,799,216	29,243,437
Amortization of fair value below contract value of time charter acquired	(1,271,810)	(1,171,477)	(2,566,329)	(2,036,105)
EBITDA	26,602,712	37,985,266	47,993,235	66,577,628
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	2,202,091	3,683,838	4,939,137	8,029,965
Credit Agreement EBITDA	$28,804,803	$41,669,104	$52,932,372	$74,607,593

(1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

        We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the six-month periods ended June 30, 2011 and 2010, was $26,445,490 and $59,186,457, respectively. The decrease was primarily due to lower rates on charter renewals, provision for accounts receivable of $6,586,900, increased operational cost and inventories.

Net cash used in investing activities during the six-month period ended  2011, was $101,725,929, compared to $203,601,788 during the corresponding six-month period ended June 30, 2010. Investing activities during the six-month period ended June 30, 2011 related primarily to making progress payments and incurring related vessel construction expenses for the newbuilding vessels, of which three delivered during the first six months of 2011.

Net cash used in financing activities during the six-month period ended June 30, 2011, was $2,710,177, compared to net cash provided by financing activities of $175,204,638 during the corresponding six-month period ended June 30, 2010. Financing activities during the six-month period ended June 30, 2010, primarily involved borrowings of $180,070,046 from our revolving credit facility.

As of June 30, 2011, our cash balance was $51,131,064, compared to a cash balance of $129,121,680 at December 31, 2010. In addition, $20,500,000 in cash deposits are maintained with our lender for loan compliance purposes and this amount is recorded in Restricted cash in our financial statements as of June 30, 2011. Also recorded in Restricted cash is an amount of $276,056, which is collateralizing a letters of credit relating to our office leases and $1,671,766 which collateralize for our derivatives position as of June 30, 2011.

At June 30, 2011, we are fully borrowed on the amended Revolving Credit Facility with aggregated amount of $1,151,354,476 in net borrowings. These borrowings consisted of $1,070,678,838 for the 41 vessels currently in operation and $80,675,638 to fund the Company’s newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007 (See section in the Company’s 2010 Annual Report on Form 10-K entitled “Revolving Credit Facility” for a description of the facility and its amendments). The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes.

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

Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated.

We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010.  However, while we have remained in compliance with the amended collateral covenants during the accounting periods ended March 31, 2011 and June 30, 2011, we would not be in compliance for these periods under the agent's interpretation of the original collateral covenants.

Under the facility agreement, the effectiveness of the determination of compliance for an accounting period is as of the date that we supply a compliance certificate (the "Compliance Certificate Date") to the agent.  A compliance certificate was due to be supplied to the agent on May 31, 2011.  Our agent has agreed to temporarily defer the issuance of that compliance certificate during our ongoing discussions to resolve the dispute.  There can be no assurance that they will continue to defer the issuance of the compliance certificate.

We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant was not valid, and that we remain in compliance with all covenants in effect at June 30, 2011.  We are in active discussions with the agent to resolve this technical matter.  However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011 and June 30, 2011, which could lead to a default under the facility agreement effective as of the Compliance Certificate Date for that period and would result in the classification as current of amounts due under the facility  agreement and could lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory terms or obtain a waiver from the agent.  We continue to seek to reach a satisfactory agreement with the agent, but there can be no assurance that we will be successful in doing so.

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2011:

(in thousands of U.S. dollars)	Within One Year(4)	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$73,000	$—	$—	$—	$73,000
Bank Loans	—	215,878	935,476	—	1,151,354
Interest and borrowing fees (2)	45,375	85,421	3,550	—	134,346
Office lease (3)	1,332	2,516	2,223	2,130	8,201

Total	$119,707	$303,815	$941,249	$2,130	$1,366,901

(1)	The balance of the contract price in US dollars for the 5 newbuilding vessels which are to be constructed and delivered in 2011.
(2)
The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $402,417,830. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

(3)	Remainder of the lease on the office space which we occupy.
(4)	Does not include obligations for chartered-in vessels of less than one year.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

We make capital expenditures from time to time in connection with our vessel acquisitions. As of June 30, 2011, our fleet consists of 41 vessels which are currently operational and 5 newbuilding vessels which have been contracted for construction.

In addition to acquisitions that we may undertake in future periods, the Company’s other major capital expenditures include funding the Company's maintenance program of regularly scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. One vessel was drydocked in the three months ended June 30, 2011. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Pprojected Costs(2)
September 30, 2011	22	$0.55 million
December 31, 2011	44	$1.10 million
March 31, 2012	-	-
June 30, 2012	22	$0.55 million

(1)  Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)  Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to Note 1 “Risk and Uncertainties” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Aside from the risk factor below, there have been no material changes from the “Risk Factors” previously disclosed in our Form 10-K for the year ended December 31, 2010, except as said for in part II, item 1A-risk factors below.

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

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

On June 13, 2011, a complaint against our board of directors and a former director was filed in the United States District Court for the Southern District of New York alleging that the directors breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company’s Management Agreement with Delphin Shipping LLC (“Delphin”) and the participation of the Company’s Chief Executive Officer and Chairman of the Board and his ownership interest in Delphin; and (iii) the adjournment of the Company’s 2011 Annual Meeting of Shareholders.  The complaint seeks rescission of director and officer compensation for those years and the Management Agreement, as well as unspecified damages.  The Company has not yet responded to the complaint. The Company is reviewing the allegations in the complaint but believes them to be without merit and intends to defend the action vigorously.

On January 25, 2011, Korea Line Corporation ("KLC"), one of our charterers, filed for protective receivership in Seoul, South Korea. On February 15, 2011, the Korean courts approved this request. For the period February 15, 2011 through March 15, 2011, the Company took over the employment of the majority of the affected chartered vessels and re-chartered out all affected vessels on the spot and short term time charter markets. Earnings during this interim period were used to offset the charter hire otherwise due from KLC. On March 15, 2011, the Company reached a comprehensive agreement with the receivers of KLC regarding the twelve time-chartered vessels impacted by KLC's decision to file for protective receivership earlier this year.

Additional Information about legal proceedings described above is set forth in Note 6 to the Consolidated Financial Statements included in this Quarterly Report.

 From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 1A – Risk Factors

Aside from the risk factor below, there have been no material changes from the “Risk Factors” previously disclosed in our Form 10-K for the year ended December 31, 2010.

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

Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders has notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated.

We disagree with the agent and believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant was not valid, and that we remain in compliance with all covenants in effect at June 30, 2011.  We are in active discussions with the agent to resolve this technical matter.  However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011 and June 30, 2011, which could lead to a default under the facility agreement and would result in the classification as current of amounts due under the facility agreement and could lead to substantial doubt about our ability to continue as a going concern if we are unable to agree on satisfactory terms or obtain a waiver from the agent.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Reserved

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
101
The following materials from Eagle Bulk Shipping Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011(Unaudited) and December 31, 2010, (ii) Consolidated Statements of Operations (Unaudited) for the three months and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Stockholders' Equity(Unaudited) for the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows(Unaudited) for the six months ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements (Unaudited).*

(*)  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-123817, filed on June 20, 2005.
(2) Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, File No. 333-123817, filed on June 20, 2005.
(3) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, File No. 001-33831, dated November 13, 2007.
(4) Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1/A, File No. 333-123817, filed on June 20, 2005.
(5) Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3, File No. 333-139745, filed on December 29, 2006.
(6) Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3, File No. 333-139745, filed on December 29, 2006.
(7) Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, File No. 001-33831, dated November 13, 2007.
(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2008.
(9) Incorporated by reference to Exhibit 4.9 to the Company’s Post-Effective Amendment to an automatic shelf registration statement on Form POSASR, File No.     333-148417, filed on March 2, 2009.
(10) Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2009.
(11) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2010, filed on November 9, 2010.
(12) Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2008.
(13) Incorporated by reference to Appendix A to the Company’s Proxy Statement pursuant to Schedule 14A filed on April 10, 2009.
(14) Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles N. Zoullas
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer
Date: August 5, 2011

EAGLE BULK SHIPPING INC.

By:	/s/ Alan S. Ginsberg
Alan S. Ginsberg
Chief Financial Officer
and Principal Accounting Officer
Date: August 5, 2011