Form 10-Q
period 2011-09-30
Eagle Bulk Shipping Inc.
filed 2011-11-09
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
YES☒             NO☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES☒             NO☐

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

YES☐         NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.01 per share, 62,663,821 shares outstanding as of November 9, 2011.

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements
EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2011 (unaudited)	December 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$27,273,994	$129,121,680
Accounts receivable	22,482,466	14,366,495
Prepaid expenses	3,658,581	3,459,721
Inventories	8,277,696	3,190,052
Fair value above contract value of time charters acquired	573,428	594,611
Total current assets	62,266,165	150,732,559
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $220,746,446 and $176,824,438, respectively	1,762,282,000	1,509,798,249

Advances for vessel construction	22,292,800	191,477,225
Other fixed assets, net of accumulated amortization of $274,224 and $153,375, respectively	642,287	420,204
Restricted cash	1,921,860	19,790,341
Deferred drydock costs	3,319,881	4,217,071
Deferred financing costs	12,928,468	16,458,496
Fair value above contract value of time charters acquired	3,182,070	3,608,812
Other assets and accounts receivable, net of allowance	4,160,020	70,001
Total noncurrent assets	1,810,729,386	1,745,840,399
Total assets	$1,872,995,551	$1,896,572,958

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,398,653	$6,089,273
Accrued interest	4,640,699	6,651,554
Other accrued liabilities	14,560,107	5,850,474
Deferred revenue and fair value below contract value of time charters acquired	6,009,310	5,705,326
Unearned revenue	5,857,686	6,091,332
Fair value of derivative instruments	505,647	127,758
Total current liabilities	40,972,102	30,515,717
Noncurrent liabilities:
Long-term debt	1,129,478,741	1,151,354,476
Deferred revenue and fair value below contract value of time charters acquired	18,914,504	23,480,740
Fair value of derivative instruments	13,444,552	22,135,507
Total noncurrent liabilities	1,161,837,797	1,196,970,723
Total liabilities	1,202,809,899	1,227,486,440
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 62,663,821 shares issued and outstanding	626,638	625,604
Additional paid-in capital	743,779,073	738,251,158
Retained earnings (net of accumulated dividends declared of $262,118,388 as of September 30, 2011 and December 31, 2010, respectively)	(60,775,507)	(47,654,737)
Accumulated other comprehensive loss	(13,444,552)	(22,135,507)
Total stockholders' equity	670,185,652	669,086,518
Total liabilities and stockholders' equity	$1,872,995,551	$1,896,572,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010

Revenues, net of commissions	$80,323,369	$72,825,583	$243,421,532	$192,682,148

Voyage expenses	11,995,164	1,438,521	35,941,960	1,438,521
Vessel expenses	22,000,678	19,075,233	62,763,849	50,605,567
Charter hire expenses	11,058,796	2,837,980	38,013,289	2,837,980
Depreciation and amortization	18,660,293	17,193,853	53,459,509	46,437,290
General and administrative expenses	8,283,432	10,993,761	30,218,614	30,845,907
Loss (gain) from sale of vessel	509,076	(291,011)	509,076	(291,011)
Total operating expenses	72,507,439	51,248,337	220,906,297	131,874,254

Operating income	7,815,930	21,577,246	22,515,235	60,807,894

Interest expense	12,390,455	13,432,885	35,399,362	37,217,625
Interest income	(35,796)	(81,792)	(122,930)	(221,440)

Other expense	1,333,482	—	359,573	—
Total other expense, net	13,688,141	13,351,093	35,636,005	36,996,185

Net income (loss)	$(5,872,211)	$8,226,153	$(13,120,770)	$23,811,709

Weighted average shares outstanding :

Basic	62,652,724	62,224,675	62,595,165	62,163,617
Diluted	62,652,724	62,442,046	62,595,165	62,392,441
Per share amounts:

Basic net income (loss)	$(0.09)	$0.13	$(0.21)	$0.38
Diluted net income (loss)	$(0.09)	$0.13	$(0.21)	$0.38

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

		Common	Additional			Other	Total
	Common	Shares	Paid-In		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Net Loss	Deficit	Income (Loss)	Equity

Balance at December 31, 2010	62,560,436	$625,604	$738,251,158	$—	$(47,654,737)	$(22,135,507)	$669,086,518
Comprehensive income :
Net loss	—	—	—	(13,120,770)	(13,120,770)	—	(13,120,770)
Net unrealized gain on derivatives	—	—	—	—	—	8,690,955	8,690,955
Comprehensive income	—	—	—	—	—	—	(4,429,815)
Issuance of common shares and shares withheld for employee tax	103,385	1,034	(1,431,016)	—	—	—	(1,429,982)
Non-cash compensation	—	—	6,958,931	—	—	—	6,958,931

Balance at September 30, 2011	62,663,821	$626,638	$743,779,073		$(60,775,507)	$(13,444,552)	$670,185,652

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(13,120,770)	$23,811,709
Adjustments to reconcile net income to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation	51,014,334	44,151,616
Amortization of deferred drydocking costs	2,445,175	2,285,674
Amortization of deferred financing costs	3,014,720	2,246,917
Amortization of fair value below contract value of time charter acquired	(3,833,571)	(3,424,205)
Loss (Gain) from sale of vessel	509,076	(291,011)
Unrealized gain from forward freight agreements, net	377,889	—
Allowance for accounts receivable	6,586,900	—
Non-cash compensation expense	6,958,931	11,694,957
Drydocking expenditures	(2,074,115)	(1,505,520)
Changes in operating assets and liabilities:
Accounts receivable	(16,264,471)	(4,028,033)
Other assets	(2,528,419)	(60,582)
Prepaid expenses	(198,860)	85,783
Inventories	(5,087,644)	(884,234)
Accounts payable	3,309,380	612,861
Accrued interest	(2,495,987)	(3,739,062)
Accrued expenses	8,709,633	11,630,204
Deferred revenue	19,244	(262,098)
Unearned revenue	(233,646)	3,473,602
Net cash provided by operating activities	37,107,799	85,798,578

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(155,686,543)	(266,422,482)
Purchase of other fixed assets	(342,932)	(188,993)
Proceeds from sale of vessel	22,511,226	21,055,784
Changes in restricted cash	(1,131,519)	—
Net cash used in investing activities	(134,649,768)	(245,555,691)

Cash flows from financing activities:
Bank borrowings	—	223,494,867
Repayment of bank debt	(21,875,735)	—
Changes in restricted cash	19,000,000	(5,500,000)
Cash used to settle net share equity awards	(1,429,982)	(445,230)
Net cash (used in) provided by financing activities	(4,305,717)	217,549,637

Net (decrease) increase in cash	(101,847,686)	57,792,524
Cash at beginning of period	129,121,680	71,344,773
Cash at end of period	$27,273,994	$129,137,297

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

As of September 30, 2011, the Company’s operating fleet consisted of 44 vessels. We completed our Supramax newbuilding program with the delivery of the last newbuilding vessel on October 19, 2011. The following tables present certain information concerning the Company’s fleet as of September 30, 2011:

No. of Vessels	Dwt	Vessel Type

Vessels in Operation
44 Vessels	2,393,450	42 Supramax
		2 Handymax
Vessel delivered in Q4/2011
1 Vessel	58,000	58,000 dwt series Supramax

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

% of Consolidated Time Charter Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Charterer
Charterer A	-	25%	-	23%
Charterer B	-	13%	-	14%
Charterer C	-	10%	-	-
Charterer D	10%	-	-	-

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

Risks and Uncertainties

Legal Proceedings

On January 25, 2011, Korea Line Corporation ("KLC"), one of our charterers, filed for protective receivership in Seoul, South Korea. On February 15, 2011, the Korean courts approved this request. As of September 30, 2011, the Company has temporarily taken back the employment of all affected chartered vessels and re-chartered them out on the spot and short-term time charter markets, pursuant to terms approved by the Korean court. Earnings during this interim period were used to offset the charter hire otherwise due from KLC.

On March 3, 2011, the Company reached a comprehensive agreement with the receivers of KLC regarding twelve time-chartered vessels impacted by KLC's decision to file for protective receivership, which was certified by the joint receivers on March 15, 2011. The main points of this agreement were:

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

●
For the next twelve months commencing March 15, 2011, the Company will be responsible to charter these ten vessels, while KLC will be responsible for any shortfall between the vessels' actual daily earnings and $17,000 per vessel per day. Any such shortfall shall be treated as a "claim for common benefit" under the Korean laws of corporate Rehabilitation, and is payable in full.

●
Time charter rates on two newbuildings still to be delivered to KLC at the time of the agreement were adjusted to $17,000 per vessel per day with the same profit-sharing arrangement as above. On May 20, 2011 and July 13, 2011 the Company took delivery of these two newbuilding vessels, and the Company has chartered them out on the spot and short-term time charter markets. KLC will be responsible for any shortfall between the vessels' actual daily earnings and $17,000 per vessel per day. Any such shortfall shall be treated as a "claim for common benefit" under the Korean laws of corporate Rehabilitation, payable in full.

●
The charter on one vessel was not impacted, subject to the continued performance of the vessel's sub-charterer. The daily time charter rate on this vessel was to remain at $18,300 until January 2014, after which the rate would be $18,000 per day plus 50% of any profits above this rate until the earliest completion of the charter in December 2018. In October, 2011, due to the failure of the sub-charterer to perform, KLC terminated the sub-charter and the Company took over the employment of this vessel which will be subject to the same charter rate and terms mentioned above for the other ten vessels.

On April 1, 2011, the Company filed a claim for all unpaid amounts in respect of the employment of the eleven vessels that were under charter to KLC for the period up to February 15, 2011, and agreement was reached with the KLC receivers as to the amount of the claim on September 20, 2011.

On October 14, 2011, following a vote by the interested creditors, the Korean court approved a Rehabilitation Plan which meant that 37% of the Company’s claim in respect of the period up to February 15, 2011 shall be paid in cash installments from 2012 through 2021.  The majority of the cash payment installments will be in the last 5 years, and the remaining 63% of the said claim will be converted to KLC stock.

We evaluated the KLC matter to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition and cash flows, and have recorded in the first quarter of 2011 $6,586,900 as an allowance for bad debt.

Long-Term Debt

On September 26, 2011, we entered into a Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007 which expires on April 30, 2012. Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until April 30, 2012 for accounting periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, and suspends compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant is reduced to $500,000 multiplied by the number of vessels owned and from March 31 until April 29, 2012 the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and at April 30, 2012 in the amount of $36,000,000. Until April 30, 2012, the calculation of Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of September 30, 2011 the undrawn amount is $21,875,735. The Sixth Amendment requires the Company to obtain the lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the lenders.

At the end of the Commercial Framework we will provide to our lender the compliance certificates for the deferred periods. As described in our Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility.  Among other things, the third amendatory agreement reduced the facility to $1.2 billion and changed the applicable interest rate to 2.5% over LIBOR.  In addition, among other changes, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods. Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated. We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010.  We have remained in compliance with the amended collateral covenants during the accounting periods ended March 31, 2011, June 30, 2011, and September 30, 2011, but would not have been in compliance for these periods under the agent's interpretation of the original collateral covenants. We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant was not valid, and that we remain in compliance with all covenants in effect at September 30, 2011.  However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011, June 30, 2011, and September 30, 2011, which could lead to a default under the facility agreement effective as of the Compliance Certificate Date for that period and would result in the classification as current of amounts due under the facility  agreement and could lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory terms or obtain a waiver from the agent.  Although there is no assurance that we will be successful in doing so, we continue to seek a satisfactory agreement with the agent.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We are in the process of evaluating the disclosure impact of this guidance.

Note 3.  Vessels

a. Vessel and Vessel Improvements

At September 30, 2011, the Company’s operating fleet consisted of 44 dry bulk vessels. In January, February, May, two in July, August and September, the Company took delivery of the Thrush, Nighthawk, Oriole, Owl, Petrel, Puffin and Roadrunner, respectively.

In May 2011, the Company decided to sell the Heron, a 2001-built Supramax, and reached an agreement to sell the vessel for $22,572,000, after brokerage commissions payable to a third party.  The Heron was not available for delivery until the third quarter. On July 26, 2011 the Company sold the vessel and realized a net loss of $509,076.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2010	$1,509,798,249
Purchase of Vessel Improvements	928,341
Delivery of Newbuild Vessels	324,943,067
Disposal of Vessel	(22,494,172)
Depreciation Expense	(50,893,485)
Vessels and Vessel Improvements, at September 30, 2011	$1,762,282,000

b. Advances for Vessel Construction

As of September 30, 2011, the Company took delivery of seven vessels, the Thrush, Nighthawk, Oriole, Owl, Petrel, Puffin, and Roadrunner and sold the Heron. In 2010 the Company took delivery of twelve newly constructed vessels, the last two Japanese-built vessels, the Golden Eagle and Imperial Eagle, in January and February 2010, respectively, and ten Chinese-built vessels including the Thrasher, Crane and Egret, in January 2010, the Avocet in February 2010, the Gannet Bulker, Grebe Bulker and Ibis Bulker in April, May and June, respectively, the Jay and Kingfisher in July and the Martin in August. In 2009 the Company took delivery of four newly constructed vessels. Two vessels from the Japanese shipyard, the Crested Eagle and Stellar Eagle, delivered in January and March 2009, respectively and two vessels from the Chinese shipyard, the Bittern and Canary, delivered in October and December 2009, respectively. In 2008 the Company took delivery of three vessels, the Wren and Woodstar were delivered by the Chinese shipyard in June and October 2008, respectively, and the Crowned Eagle, the first of the Company’s five Japanese built vessels, was delivered in November 2008.

As of September 30, 2011, the Company had its last Supramax vessel under construction at a shipyard in China. This vessel was delivered on October 19, 2011. The total cost of the construction was $36,650,000 of which the Company has advanced $14,660,000 in progress payments. The Company incurred additional costs relating to the construction, including capitalized interest, insurance, legal, and technical supervision costs.

Advances for Vessel Construction:

Advances for Vessel Construction, at December 31, 2010	$191,477,225
Progress Payments	143,387,165
Capitalized Interest	2,575,417
Legal and Technical Supervision Costs	9,796,060
Delivery of Newbuild Vessels	(324,943,067)
Advances for Vessel Construction, at September 30, 2011	$22,292,800

Note 4.  Long-Term Debt

At September 30, 2011, the Company’s debt consisted of $1,129,478,741 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $1,120,115,801 for the 44 vessels currently in operation and $9,362,940 to fund the Company’s newbuilding program.

On September 26, 2011, we entered into a Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007 which expires on April 30, 2012. Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until April 30, 2012 for accounting periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, and suspends compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant is reduced to $500,000 multiplied by the number of vessels owned and from March 31 until April 29, 2012 the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and at April 30, 2012 in the amount of $36,000,000. Until April 30, 2012, the calculation of Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of September 30, 2011 the undrawn amount is $21,875,735. The Sixth Amendment requires the Company to obtain the lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the lenders.

On August 4, 2010, the Company entered into a Fourth Amendatory Agreement to its revolving credit facility dated October 19, 2007, by and between the Company and The Royal Bank of Scotland plc, as mandated lead arranger, bookrunner, swap bank, agent and security trustee and certain other lenders (collectively the "Lenders"), pursuant to which the Lenders consented, among other things, for the Company to conduct a Trading Operation.

On August 4, 2009, the Company entered into a Third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, it reduced the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modified the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) will at all times be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA will at all times be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires that until the Company is in compliance with the original covenants (as mentioned below) for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including $48,645,524 from the equity raised in 2009.  These payments reduce the available amount of the credit facility to $1,151,354,476. On July 25, 2011, the Company paid $21,875,735 towards the credit facility. The Company facility bears interest at LIBOR plus 2.50%. Undrawn portions of the facility bear a commitment fee of 0.7%. The facility is available in full until July 2012 when availability will begin to decline in four semi-annual reductions of $53,969,741 with a full repayment at maturity.

Under the terms of the Third Amendatory Agreement of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. Under the sixth amendment of the revolving credit facility, among other things, the minimum liquidity covenant is suspended until January 30, 2012.

On December 17, 2008, the Company entered into a Second Amendatory Agreement to its $1,600,000,000 revolving credit facility, which among other things, amended the amount of the credit facility to $1,350,000,000. The agreement also amends the minimum security value of the credit facility to include the aggregate market value of the vessels in the Company's operating fleet and the deposits on its newbuilding contracts. The agreement amends the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%. The agreement reduces the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The agreement also amends the interest margin to 1.75% over LIBOR.

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

For the nine months ended September 30, 2011, interest rates on the outstanding debt ranged from 2.64% to 7.73%, including a margin of 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 4.01%. Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized until the vessels are delivered. Interest Expense, exclusive of capitalized interest, consists of:
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Loan Interest	$11,294,145	$12,518,711	$32,384,642	$34,970,708
Amortization of Deferred Financing Costs	1,096,310	914,174	3,014,720	2,246,917
Total Interest Expense	$12,390,455	$13,432,885	$35,399,362	$37,217,625

Interest paid, exclusive of capitalized interest, in the nine-month periods ended September 30, 2011 and 2010 amounted to $33,465,717 and $32,803,204, respectively.

Note  5.  Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of September 30, 2011 and December 31, 2010.

Notional Amount Outstanding – September 30, 2011	Notional Amount Outstanding – December 31, 2010	Fixed Rate	Maturity
$144,700,000	$144,700,000	3.580%	10/2011
9,162,500	9,162,500	3.515%	10/2011
3,405,174	3,405,174	3.550%	10/2011
17,050,000	17,050,000	3.160%	11/2011
25,048,118	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$402,417,830	$402,417,830

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $13,444,552 and $22,135,507 have been recorded in Fair value of derivative instruments in the Company’s balance sheets as of September 30, 2011 and December 31, 2010.

Forward freight agreements (FFAs), bunker swaps and freight derivatives

The Company trades FFAs, bunker swaps and freight derivative options, with the objective to utilize these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and or bunker costs. The Company’s FFAs, bunker swaps and freight derivative options have not qualified for hedge accounting treatment. As of September 30, 2011, net amount of $505,647 have been recorded in Fair value of derivative instruments as current liability in the accompanying balance sheet.

No portion of the cash flow hedges shown below was ineffective during the year. The effect of cash flow hedging relationships on the balance sheet as of September 30, 2011 and the statement of operations for the year ended December 31, 2010 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	September 30, 2011	December 31, 2010

Interest rate swaps	$(13,444,552)	$(22,135,507)

Total	$(13,444,552)	$(22,135,507)

The effect of non-designated derivative instruments on statements of operations:

Derivatives not designated as hedging instruments		Amount of loss		Amount of loss
		Three Months Ended		Nine Months Ended
	Location of Loss Recognized	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
FFAs, bunker swaps, freight and bunker derivatives	Other expense	$(1,333,482)	—	$(359,573)	—
Total		$(1,333,482)	—	$(359,573)	—

Cash collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted are defined in the terms of respective master agreement executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. At September 30, 2011, the Company’s collateral related to its FFAs, bunker swaps and freight derivative transactions was $1,645,804 which is recorded in Restricted cash in the accompanying balance sheet.  As of September 30, 2011, the Company had no outstanding amounts paid as collateral to derivative fair value positions.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3
Assets:
Forward freight agreements	$24,475	—
Bunker swaps	$1,000	—	—
Bunker derivative instruments	—	$420,360	—

Liabilities:
Interest rate swaps	—	$13,444,552	—
Forward freight agreements	$201,175	—	—
Freight derivative instruments	—	$92,987	—
Bunker swaps	$458,480	—	—
Bunker derivative instruments	—	$198,840	—

Note  6.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,655 and $9,578 per vessel during the nine months ended September 30, 2011 and 2010, respectively.

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

Shareholder Derivative Lawsuits

On June 13, 2011, a complaint against our board of directors and a former director was filed in the United States District Court for the Southern District of New York alleging that the directors breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company’s Management Agreement with Delphin Shipping LLC (“Delphin”) and the participation of the Company’s Chief Executive Officer and Chairman of the Board and his ownership interest in Delphin; and (iii) the adjournment of the Company’s 2011 Annual Meeting of Shareholders. The complaint seeks rescission of director and officer compensation for those years and the Management Agreement, as well as unspecified damages.  The Company believes the allegations in the complaint are without merit and has filed a motion to dismiss this action which remains before the court.

On August 23, and August 30, 2011, respectively, two additional lawsuits were brought in the Supreme Court of the State of New York against our board of directors and a former director alleging substantially similar breaches of fiduciary duties as those alleged in the lawsuit filed on June 13, 2011.  The Company believes that these actions are without merit and has filed a motion to stay these proceedings pending the outcome of the June 13, 2011 action.

On October 31, 2011, a complaint was filed in the United States District Court for the Southern District of New York by one of the plaintiffs in the June 13, 2011 action against us and our board of directors alleging deficiencies in the Company’s proxy statement in connection with its special meeting of shareholders to be held on November 17, 2011 and that the directors breached their fiduciary duties in connection with the adoption, subject to shareholder approval at the November 17, 2011 shareholder meeting, of a reverse stock split and 2011 Stock Incentive Plan.  The Company is reviewing the allegations in the complaint but believes them to be without merit and intends to defend the action vigorously.

Other

On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May and October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day. The Company has options to purchase the vessel starting at the end of the 5th year.

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

Pursuant to a management agreement the Company will provide commercial and technical management services to Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. The first vessel had commenced in December 2010. This agreement has an initial term of one year and shall thereafter be renewable for successive one year terms. Total management fees for the period ended September 30, 2011 amounted to $475,173. The balance due from Delphin as of September 30, 2011 amounted to $249,220. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 8.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net earnings per share as of September 30, 2011, does not include 1,947,938 restricted stock units and 1,313,483 stock options as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Income (loss)	$(5,872,211)	$8,226,153	$(13,120,770)	$23,811,709
Weighted Average Shares – Basic	62,652,724	62,224,675	62,595,165	62,163,617
Dilutive effect of stock options and restricted stock units	—	217,371	—	228,824
Weighted Average Shares – Diluted	62,652,724	62,442,046	62,595,165	62,392,441
Basic Earnings Per Share	$(0.09)	$0.13	$(0.21)	$0.38
Diluted Earnings Per Share	$(0.09)	$0.13	$(0.21)	$0.38

Note 9.  Capital Stock

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

The Company granted restricted stock units (“RSUs”) to members of its management which vest ratably between three to five years. As of September 30, 2011, RSUs covering a total of 1,757,833 of the Company’s shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the nine and three months ended September 30, 2011, the amortization charge was $6,441,170 and $2,019,794, respectively. The remaining expense for each of the years ending 2011, 2012, and 2013 will be $1,948,040, $7,748,116, and $3,371,425, respectively.

As of December 31, 2010, options covering 1,063,483 of the Company’s common shares were outstanding.  These options were awarded to members of its management and its independent non-employee directors. On February 2, 2011, the Company granted options to purchase 250,000 of the Company’s common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $4.34 per share and expire five years from the date of grant. For purposes of determining the non-cash compensation cost for the Company’s stock option plans using the fair value method of ASC 718 “Compensation-Stock Compensation”, the fair value of the options granted of $517,761 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2011 grant included a risk free interest rate of 0.9%, and an expected stock price volatility factor of 80%.  For the nine and three months ended September 30, 2011, the Company has recorded a non-cash compensation charge of $517,761 and $0, respectively. As of September 30, 2011, options covering 1,313,483 of the Company’s common shares are outstanding with exercise prices ranging from $4.34 to $21.88 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between five to ten years from the date of grant.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:
	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010
Stock Option Plans	$—	$—	$517,761	$722,167
Restricted Stock Grants	2,019,794	3,664,992	6,441,170	10,972,790
Total Non-cash compensation expense	$2,019,794	$3,664,992	$6,958,931	$11,694,957

As of September 30, 2011, Dividend Equivalent Rights Awards (“DERs”) equivalent to 574,000 of the Company’s common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. For the nine and three months ended September 30, 2011 and 2010, no compensation expenses were recorded.

Note 11. Subsequent Events

On October 12, 2011, the Company filed a Definitive Proxy Statement with respect to a special meeting of shareholders to be held on November 17, 2011 in order to approve an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company's issued and outstanding shares of common stock by a ratio of between one-for-three and one-for-ten inclusive, to be determined by the Company's Board of Directors in its discretion, and to authorize the Company's Board of Directors to implement the reverse stock split at any time prior to the Company's 2012 Annual General Meeting of Shareholders by filing such amendment with the Registrar of Corporations of the Republic of the Marshall Islands; and to approve the Company's 2011 Equity Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month and nine-month periods ended September 30, 2011 and 2010. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of the Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of September 30, 2011, we owned and operated a modern fleet of 44 Handymax segment dry bulk vessels, 42 of which are of the Supramax class. We completed our Supramax newbuilding program with the delivery of the last newbuilding vessel in China on October 19, 2011. Our total fleet will now consist of 45 vessels with a combined carrying capacity of approximately 2.45 million dwt.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 44 vessels in our operating fleet, with an aggregate carrying capacity of 2,393,450 deadweight tons, have an average age of less than five years compared to an average age for the world Handymax dry bulk fleet of approximately 13 years.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

On September 26, 2011, we successfully entered into a Sixth Amendatory and Commercial Framework Implementation Agreement, as discussed in Note 1 to the consolidated financial statements and in the “Liquidity and Capital Resources” section below.

In May 2011, the Company decided to sell the Heron, a 2001-built Supramax, and reached an agreement to sell the vessel for $22,572,000, after brokerage commissions payable to a third party.  The Heron was not available for delivery until the third quarter. On July 26, 2011 the Company sold the vessel and realized a net loss of $509,076.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. During the nine months ended September 30, 2011, we took delivery of seven newbuilding vessels, the Thrush, Nighthawk, Oriole, Owl, Petrel, Puffin, and Roadrunner, and sold the Heron. The following table represents certain information about the Company's revenue earning charters on its owned operating fleet:

Vessel	Year Built	Dwt	Time Charter Expiration (1)	Daily Time Charter Hire Rate
Avocet	2010	53,462	Dec 2018/Apr 2019	$17,000	(2)
Bittern	2009	57,809	Dec 2018/Apr 2019	$17,000	(2)
Canary	2009	57,809	Dec 2018/Apr 2019	$17,000	(2)
Cardinal	2004	55,362	Dec 2012 to Feb 2013	Index	(3)
Condor(4)	2001	50,296	Oct 2011	$14,500
Crane	2010	57,809	Dec 2018/Apr 2019	$17,000	(2)
Crested Eagle(4)	2009	55,989	Nov 2011 to Feb 2012	$13,300
Crowned Eagle	2008	55,940	Aug 2012 to Oct 2012	$14,000
Egret Bulker	2010	57,809	Oct 2012 to Feb 2013	$17,650	(5)
Falcon	2001	50,296	Dec 2011 to Mar 2012	$14,000
Gannet Bulker	2010	57,809	Jan 2013 to May 2013	$17,650	(5)
Golden Eagle	2010	55,989	Oct 2011 to Jan 2012	$15,750
Goldeneye(4)	2002	52,421	Oct 2011 to Dec 2011	$17,000
Grebe Bulker	2010	57,809	Feb 2013 to Jun 2013	$17,650	(5)
Harrier(4)	2001	50,296	Oct 2011	$12,500
Hawk I	2001	50,296	Oct 2011 to Jan 2012	$13,500
Ibis Bulker	2010	57,775	Mar 2013 to Jul 2013	$17,650	(5)
Imperial Eagle	2010	55,989	Nov 2012 to Feb 2013	Index	(3)
Jaeger	2004	52,248	Nov 2012 to Jan 2013	Index	(3)
Jay	2010	57,802	Dec 2018/Apr 2019	$17,000	(2)
Kestrel I	2004	50,326	Aug 2012 to Oct 2012	Index
Kingfisher	2010	57,776	Dec 2018/Apr 2019	$17,000	(2)
Kite	1997	47,195	Oct 2011 to Jan 2012	$12,000
Kittiwake(4)	2002	53,146	Jan 2012 to Mar2012	$14,950
Martin	2010	57,809	Dec 2018/Apr 2019	$17,000	(2)
Merlin	2001	50,296	Oct 2011	Voyage

Nighthawk	2011	57,809	Dec 2018/Apr 2019	$17,000	(2)
Oriole	2011	57,809	Dec 2018/Apr 2019	$17,000	(2)
Osprey I	2002	50,206	Dec 2011 to Mar 2012	$14,000
Owl	2011	57,809	Dec 2018/Apr 2019	$17,000	(2)
Petrel	2011	57,809	Jul 2014 to Nov 2014	$17,650	(5)
Puffin	2011	57,809	May 2014 to Sep 2014	$17,650	(5)
Peregrine	2001	50,913	Nov 2011 to Feb 2012	$12,650
Redwing(4)	2007	53,411	Oct 2011	$15,250
Roadrunner(7)	2011	57,809	Nov 2011	Voyage
Shrike	2003	53,343	Jan 2012 to Mar 2012	$14,500
Skua	2003	53,350	Dec 2011 to Feb 2012	$14,500
Sparrow	2000	48,225	Nov 2011 to Feb 2012	$13,500
Stellar Eagle(4)	2009	55,989	Oct 2011	$15,500
Tern	2003	50,200	Dec 2011	$14,000
Thrasher	2010	53,360	Dec 2018/Apr 2019	$17,000	(2)
Thrush	2011	53,297	Jan 2012 to Apr 2012	$15,500
Woodstar	2008	53,390	Dec 2018/Apr 2019	$17,000	(2)
Wren	2008	53,349	Dec 2018/Apr 2019	$17,000	(2)

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 6.25%, to third party ship brokers.

(2)	Up to December 2015 with 100% profit share between $17,000 to $21,000 and 50% profit share thereafter, from January 2016 to Dec 2018/Apr 2019 with 50% profit share above $17,000.
(3)	Index, an average of the trailing Baltic Supramax Index.
(4)	Upon conclusion of the previous time charter the vessel will commence a short term time charter for up to six months.
(5)	With a 50% profit share over $20,000 per day. The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.
(6)	Upon conclusion of the previous time charter the vessel will commence an index based for 11 to 14 months charter.
(7)
Upon conclusion of the previous time charter the vessel will commence into a long-term time charter with expiration in October 2014 to December 2014 at a daily charter rate of $17,650 with a 50% profit share over $20,000 per day. The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.

As of September 30, 2011, the following table represents certain information about the Company's newbuilding vessel being constructed and its expected employment upon delivery:

Vessel	Dwt	Year	Time Charter	Daily
		Built(1)	Employment	Time	Profit Share
			Expiration (2)	Charter
Hire Rate
(3)

Sandpiper (4)	58,000	2011	Jul 2014 to Nov 2014	$17,650	50% over $20,000

(1)	Vessel was delivered on October 19, 2011.
(2)	The date range represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter.
(3)	The time charter hire rate presented is the gross daily charter rate before brokerage commissions.
(4)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.

Fleet Management

The management of our fleet includes the following functions:
•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of fifty shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition; and

•	financial, accounting and information technology services.

Technical Management

The technical management of the majority of our fleet is provided by two unaffiliated third- party technical managers, V.Ships and Anglo Eastern International Ltd., which we believe are two of the world's largest providers of independent ship management and related services. We have also established in-house technical management capability, through which we provide technical management services to several of our vessels, in order to establish a vessel management bench-mark with the external technical managers. We review the performance of the managers on an annual basis and may add or change technical managers.

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

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the nine-month periods ended September 30, 2011 and 2010, the technical management fee averaged $9,655 and $9,578 per vessel per month, respectively. Management fees paid to our technical managers are recorded under Vessel Expenses.

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

Results of Operations for the three and nine month periods ended September 30, 2011 and 2010:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Ownership Days	3,938	3,510	11,168	9,462
Chartered-in under operating lease Days	582	140	2,240	140
Available Days	4,489	3,628	13,336	9,520
Operating Days	4,464	3,623	13,243	9,480
Fleet Utilization	99.4%	99.9%	99.3%	99.6%

●            Ownership days:   We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three month period ended September 30, 2011, increased 12% from the corresponding period in 2010 as we operated 44 vessels in the third quarter of 2011 compared to 38 vessels in the corresponding period in 2010.

●            Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels. We started to charter-in vessels on a spot basis during the third quarter of 2010.

●            Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine-month period ended September 30, 2011, the Company drydocked one vessel and five in the comparable period in 2010.

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

Gross revenues in the quarter ended September 30, 2011 were $83,987,828, an increase of 10% from $76,410,067 recorded in the comparable quarter in 2010. The increase in gross revenues is attributable to voyage charter revenues in the quarter ended September 30, 2011 of $19,218,936, compared to $3,738,973 in the comparable quarter in 2010, and operation of a larger fleet offset by lower charter rates. Gross revenues recorded in the quarter ended September 30, 2011 and 2010, include an amount of $1,267,242 and $1,388,101, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended September 30, 2011 and 2010 were $3,664,459 and $3,584,484, respectively. Net revenues during the quarter ended September 30, 2011, increased 10% to $80,323,369 from $72,825,583 in the comparable quarter in 2010.

Gross revenues for the nine-month period ended September 30, 2011 were $255,505,905, an increase of 26% from $202,834,935 recorded in the comparable period in 2010. The increase in gross revenues is attributable to voyage charter revenues in the nine-month period ended September 30, 2011 of $63,426,973, compared to $3,738,973 in the comparable nine-month period in 2010, and operation of a larger fleet offset by lower charter rates. Gross revenues recorded in the nine-month period ended September 30, 2011 and 2010, include an amount of $3,833,571 and $3,424,205, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the nine-month periods ended September 30, 2011 and 2010 were $12,084,373 and $10,152,787, respectively. Net revenues during the nine-month period ended September 30, 2011, increased 26% to $243,421,532 from $192,682,148 in the comparable period in 2010.

           Vessel Expenses

Vessel expenses for the three-month period ended September 30, 2011, were $22,000,678 compared to $19,075,233 in the comparable quarter in 2010. The increase in vessel expenses is attributable to a larger fleet size in operation and increases in vessel crew costs. Vessel expenses for the three-month period ended September 30, 2011, included $20,757,179 in vessel operating costs and $1,243,499 in technical management fees. Vessel expenses for the comparable period in 2010 included $18,216,366 in vessel operating costs and $858,867 in technical management fees.

Vessel expenses for the nine-month period ended September 30, 2011 were $62,763,849 compared to $50,605,567 in the comparable nine-month period ended September 30, 2010. The increase in vessel expense is attributable to a larger fleet size in operation for the nine-month period of 2011, increases in vessel crew cost and insurance costs. Vessel expenses for the nine-month period ended September 30, 2011 included $59,066,954, in vessel operating costs and $3,696,895 in technical management fees. Vessel expenses for the nine-month period ended September 30, 2010 included $48,130,823 in vessel operating costs and $2,474,744 in technical management fees.

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

Voyage expenses

Voyage expenses primarily consist of port, protective agent, survey fees, canal and fuel costs that are unique to a particular voyage, which would otherwise be paid by the charterer under a time charter contract. Voyage expenses for the three and nine month periods ended September 30, 2011, were $11,995,164 and $35,941,960, respectively, compared to $1,438,521 and $1,438,521, in the comparable periods in 2010 as the Company launched its trading Operation during the third quarter of 2010.

Charter hire expenses

Charter hire expenses for the three and nine month periods ended September 30, 2011, were $11,058,796 and $38,013,289, respectively, compared to $2,837,980 and $2,837,980, in the comparable periods in 2010 as the Company launched its trading Operation during the third quarter of 2010.

Depreciation and Amortization

For the three-month periods ended September 30, 2011 and 2010, total depreciation and amortization expense was $18,660,293 and $17,193,853, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2011 includes $17,958,636 of vessel depreciation and other assets amortization, and $701,657 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2010 were $16,344,878 of vessel depreciation and $848,975 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period in 2011 compared to 2010.

For the nine-month periods ended September 30, 2011 and 2010, total depreciation and amortization expense were $53,459,509 and $46,437,290, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2011 includes $51,014,334 of vessel depreciation and other assets amortization, and $2,445,175 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine-month period ended September 30, 2010 were $44,151,616 of vessel depreciation and $2,285,674 of amortization of deferred drydocking costs.

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

Amortization of deferred financing costs which relate to purchase vessels on the water is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended September 30, 2011 and 2010, the amortization of deferred financing costs allocated to the vessels on the water was $1,096,310 and $914,174, respectively. For the nine-month periods ended September 30, 2011 and 2010, the amortization of deferred financing costs allocated to the vessels on the water was $3,014,720 and $2,246,917, respectively.

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

General and administrative expenses for the three-month periods ended September 30, 2011 and 2010 were $8,283,432 and $10,993,761, respectively. These general and administrative expenses include a non-cash compensation component of $2,019,794 and $3,664,992, respectively. The decrease in general and administrative expenses for the three-month period ended September 30, 2011, is primarily attributable to lower accruals of compensation expense and amortization of restricted stock awards offset by higher administrative costs associated with operating a larger fleet.

General and administrative expenses for the nine-month periods ended September 30, 2011 and 2010 were $30,218,614 and $30,845,907, respectively. These general and administrative expenses include a non-cash compensation component of $6,958,931 and $11,694,957, respectively. The decrease in general and administrative expenses for the nine-month period ended September 30, 2011, is primarily attributable to lower accruals of compensation expense and amortization of restricted stock awards offset by allowance for bad debt of $6,586,900 related to amounts receivable from Korea Lines Corporation who have filed for protective receivership and have received South Korean court approval for rehabilitation.

Capitalized Interest

At September 30, 2011, we had one contract for the construction of a newbuilding vessel which was delivered on October 19, 2011. Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended September 30, 2011, capitalized interest amounted to $404,304 ($351,417 in interest and $52,887 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding three-month period in 2010, capitalized interest amounted to $2,071,261 ($1,737,058 in interest and $334,203 in amortization of deferred financing costs).

For the nine-month period ended September 30, 2011, capitalized interest amounted to $2,575,417 ($2,271,047 in interest and $304,370 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements. For the corresponding nine-month period in 2010, capitalized interest amounted to $10,346,700 ($9,165,366 in interest and $1,181,334 in amortization of deferred financing costs).

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Income (loss)	$(5,872,211)	$8,226,153	$(13,120,770)	$23,811,709
Interest Expense	12,390,455	13,432,885	35,399,362	37,217,625
Depreciation and Amortization	18,660,293	17,193,853	53,459,509	46,437,290
Amortization of fair value below contract value of time charter acquired	(1,267,242)	(1,388,101)	(3,833,571)	(3,424,205)
EBITDA	23,911,295	37,464,790	71,904,530	104,042,419
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	2,019,794	3,664,992	6,958,931	11,694,957
Credit Agreement EBITDA	$25,931,089	$41,129,782	$78,863,461	$115,737,376

(1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

        We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the nine-month periods ended September 30, 2011 and 2010, was $37,107,799 and $85,798,578, respectively. The decrease was primarily due to lower rates on charter renewals and increased operational costs.

Net cash used in investing activities during the nine-month period ended September 30, 2011, was $134,649,768, compared to $245,555,691 during the corresponding nine-month period ended September 30, 2010. Investing activities during the nine-month period ended September 30, 2011 and 2010 related primarily to making progress payments and incurring related vessel construction expenses for the newbuilding vessels, of which seven and twelve delivered during the first nine months of 2011 and 2010, respectively.

Net cash used in financing activities during the nine-month period ended September 30, 2011, was $4,305,717, compared to net cash provided by financing activities of $217,549,637 during the corresponding nine-month period ended September 30, 2010. Financing activities during the nine-month period ended September 30, 2010, primarily involved borrowings of $223,494,867 from our revolving credit facility.

As of September 30, 2011, our cash balance was $27,273,994, compared to a cash balance of $129,121,680 at December 31, 2010. In addition, our Restricted cash balance includes $276,056, for collateralizing letters of credit relating to our office leases and $1,645,804 which collateralize for our derivatives position as of September 30, 2011.

At September 30, 2011, the Company's debt consisted of $1,129,478,741 in net borrowings under the amended Revolving Credit Facility. These borrowings consisted of $1,120,115,801 for the 44 vessels currently in operation and $9,362,940 to fund the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007 (See section in the Company’s 2010 Annual Report on Form 10-K entitled “Revolving Credit Facility” for a description of the facility and its amendments). The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes.

On September 26, 2011, we entered into a Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007 which expires on April 30, 2012. Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until April 30, 2012 for accounting periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, and suspends compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant is reduced to $500,000 multiplied by the number of vessels owned and from March 31 until April 29, 2012 the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and at April 30, 2012 in the amount of $36,000,000. Until April 30, 2012, the calculation of Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of September 30, 2011 the undrawn amount is $21,875,735. The Sixth Amendment requires the Company to obtain the lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the lenders.

At the end of the Commercial Framework we will provide to our lender the compliance certificates for the deferred periods. As described in our Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility.  Among other things, the third amendatory agreement reduced the facility to $1.2 billion and changed the applicable interest rate to 2.5% over LIBOR.  In addition, among other changes, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods. Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated. We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010.  We have remained in compliance with the amended collateral covenants during the accounting periods ended March 31, 2011, June 30, 2011, and September 30, 2011, but would not have been in compliance for these periods under the agent's interpretation of the original collateral covenants. We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant was not valid, and that we remain in compliance with all covenants in effect at September 30, 2011.  However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011, June 30, 2011, and September 30, 2011, which could lead to a default under the facility agreement effective as of the Compliance Certificate Date for that period and would result in the classification as current of amounts due under the facility  agreement and could lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory terms or obtain a waiver from the agent.  Although there is no assurance that we will be successful in doing so, we continue to seek a satisfactory agreement with the agent.

We anticipate that our current financial resources, together with cash generated from operations will be sufficient to fund the operations of our fleet, including our working capital requirements, for the next twelve months. We will rely on operating cash flows and possible additional equity and debt financing alternatives to fund our long term capital requirements to implement future growth plans.

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

It is our intention to fund our future acquisition related capital requirements through borrowings under the amended revolving credit facility and to repay all or a portion of such borrowings from time to time with cash generated from operations and from net proceeds of issuances of securities. The Company has a shelf registration statement filed on Form S-3 in March 2, 2009, subsequently amended, which would enable the Company to issue such securities.

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2011:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Vessels (1)	$21,990	$—	$—	$—	$21,990
Bank Loans	32,094	161,909	935,476	—	1,129,479
Interest and borrowing fees (2)	44,184	75,846	—	—	120,030
Chartering agreement (3,4)	—	1,661	9,855	22,977	34,493
Office lease (5)	1,320	2,448	2,223	1,852	7,843

Total	$99,588	$241,864	$947,554	$24,829	$1,313,835

(1)	The balance of the contract price in US dollars for the 1 newbuilding vessels which was delivered on October 19, 2011.
(2)
The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $402,417,830. Interest and borrowing fees includes capitalized interest for the newbuilding vessel.

(3)	Does not include obligations for chartered-in vessels of less than one year.
(4)
On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May and October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day.

(5)	Remainder of the lease on the office space which we occupy.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

We make capital expenditures from time to time in connection with our vessel acquisitions. As of September 30, 2011, our fleet consists of 44 vessels which are currently operational and one newbuilding vessel which was contracted for construction and was delivered on October 19, 2011.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. One vessel was drydocked in the three months ended September 30, 2011. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
December 31, 2011	22	$0.55 million
March 31, 2012	22	$0.55 million
June 30, 2012	44	$1.10 million
September 30, 2012	-	-

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

PART II: OTHER INFORMATION
Item 1 - Legal Proceedings

On June 13, 2011, a complaint against our board of directors and a former director was filed in the United States District Court for the Southern District of New York alleging that the directors breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company’s Management Agreement with Delphin Shipping LLC (“Delphin”) and the participation of the Company’s Chief Executive Officer and Chairman of the Board and his ownership interest in Delphin; and (iii) the adjournment of the Company’s 2011 Annual Meeting of Shareholders. The complaint seeks rescission of director and officer compensation for those years and the Management Agreement, as well as unspecified damages.  The Company believes the allegations in the complaint are without merit and has filed a motion to dismiss this action which remains before the court.

On August 23, and August 30, 2011, respectively, two additional lawsuits were brought in the Supreme Court of the State of New York against our board of directors and a former director alleging substantially similar breaches of fiduciary duties as those alleged in the lawsuit filed on June 13, 2011.  The Company believes that these actions are without merit and has filed a motion to stay these proceedings pending the outcome of the June 13, 2011 action.

On October 31, 2011, a complaint was filed in the United States District Court for the Southern District of New York by one of the plaintiffs in the June 13, 2011 action against us and our board of directors alleging deficiencies in the Company’s proxy statement in connection with its special meeting of shareholders to be held on November 17, 2011 and that the directors breached their fiduciary duties in connection with the adoption, subject to shareholder approval at the November 17, 2011 shareholder meeting, of a reverse stock split and 2011 Stock Incentive Plan.  The Company is reviewing the allegations in the complaint but believes them to be without merit and intends to defend the action vigorously.

On January 25, 2011, Korea Line Corporation ("KLC"), one of our charterers, filed for protective receivership in Seoul, South Korea. On February 15, 2011, the Korean courts approved this request. For the period February 15, 2011 through March 15, 2011, the Company took over the employment of the majority of the affected chartered vessels and re-chartered out all affected vessels on the spot and short term time charter markets. Earnings during this interim period were used to offset the charter hire otherwise due from KLC. On March 15, 2011, the Company reached a comprehensive agreement with the receivers of KLC regarding the twelve time-chartered vessels impacted by KLC's decision to file for protective receivership earlier this year. On May 20, 2011 and July 13, 2011 the Company took delivery of two newbuilding vessels that were originally chartered to KLC. On October 14, 2011 the joint receivers certified KLC Rehabilitation plans.

Additional Information about legal proceedings described above is set forth in Note 1 and Note 6 to the Consolidated Financial Statements included in this Quarterly Report.

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

On September 26, 2011, we entered into a Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007 which expires on April 30, 2012. Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until April 30, 2012 for accounting periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, and suspends compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant is reduced to $500,000 multiplied by the number of vessels owned and from March 31 until April 29, 2012 the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and at April 30, 2012 in the amount of $36,000,000. Until April 30, 2012, the calculation of Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of September 30, 2011 the undrawn amount is $21,875,735. The Sixth Amendment requires the Company to obtain the lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the lenders.

At the end of the Commercial Framework we will provide to our lender the compliance certificates for the deferred periods. As described in our Annual Reports on Form 10-K for the years ended December 31, 2009, and December 31, 2010, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility.  Among other things, the third amendatory agreement reduced the facility to $1.2 billion and changed the applicable interest rate to 2.5% over LIBOR.  In addition, among other changes, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods. Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated. We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010.  We have remained in compliance with the amended collateral covenants during the accounting periods ended March 31, 2011, June 30, 2011, and September 30, 2011, but would not have been in compliance for these periods under the agent's interpretation of the original collateral covenants. We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant was not valid, and that we remain in compliance with all covenants in effect at September 30, 2011.  However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011, June 30, 2011, and September 30, 2011, which could lead to a default under the facility agreement effective as of the Compliance Certificate Date for that period and would result in the classification as current of amounts due under the facility  agreement and could lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory terms or obtain a waiver from the agent.  Although there is no assurance that we will be successful in doing so, we continue to seek a satisfactory agreement with the agent.

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
Date: November 9, 2011

By: /s/ Alan S. Ginsberg

Alan S. Ginsberg
Chief Financial Officer
and Principal Accounting Officer
Date: November 9, 2011