Form 10-K
period 2011-12-31
Eagle Bulk Shipping Inc.
filed 2012-03-15
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-33831

EAGLE BULK SHIPPING INC.

(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98–0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant's most recently completed second quarter, was $155,354,605 based on the closing price of $2.48 per share on the NASDAQ Global Select Market on that date. (For this purpose, all outstanding shares of Common Stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 15, 2012, 63,003,286 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the registrant within 120 days of December 31, 2011, the last day of the registrant’s fiscal year, in connection with its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding the outlook for dry cargo markets, and the Company's prospects. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for major and minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; the ability to attract and retain customers and the performance of our contract counterparties. This Form 10-K also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this annual report on Form 10-K (the “Annual Report”). The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission (the “SEC”).

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

As of December 31, 2011, we owned and operated a modern fleet of 45 oceangoing vessels, 43 Supramax and 2 Handymax, with a combined carrying capacity of 2,451,259 dwt and an average age of approximately five years. In 2011, we completed our Supramax vessel newbuilding program. During 2011, we took delivery of our last eight Chinese-built vessels and sold one vessel to an unaffiliated third party.

On September 26, 2011, we successfully entered into the Sixth Amendatory and Commercial Framework Implementation Agreement, as discussed in Note 1 to the consolidated financial statements included in this Annual Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” section below. We are currently in discussions with our lenders as part of the Sixth Amendment to either amend the facility's amortization schedule or the covenants then in effect. Although there is no assurance that we will be successful in doing so, we continue to seek a satisfactory agreement with our lenders.

In 2010, we launched a freight trading operation to capitalize on value creation strategies in spot trading, contracts of affreightment, time charter-in and -out and derivative instruments. These trading capabilities (the "Trading operation") will extend the Company's global presence, which includes a new office in Singapore.

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

Management of Our Fleet

Our New York City based management team, with in excess of 20 years of experience in the shipping industry primarily focused on the sub-Panamax dry bulk sectors, such as Supramax, Handymax and Handysize vessels, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is provided internally and by unaffiliated third party managers, V.Ships and Anglo Eastern International Ltd., which we believe are two of the world's largest providers of independent ship management and related services. We have also established in-house technical management capability, through which we provide technical management services to several of our vessels, in order to establish a vessel management bench-mark with the external technical managers. The management of our fleet includes the following functions:

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

Our Competitive Strengths and our Business Strategy

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

•
A fleet of Supramax dry bulk vessels. We specialize in the Supramax class of the Handymax sector of the dry bulk industry. Our operating fleet of 45 vessels at December 31, 2011 makes us one of the world's largest fleets of vessels in the sector. We view Handymax vessels, especially the Supramax class of vessels, as a highly attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

- reduced volatility in charter rates;
- increased operating flexibility;
- ability to access more ports;
- ability to carry a more diverse range of cargoes; and
- broader customer base.

•
A modern, high quality fleet. The 45 Handymax vessels in our operating fleet at December 31, 2011 had an average age of approximately five years compared to an average age for the world Handymax dry bulk fleet of over 12 years. In 2011, we completed our Supramax vessel newbuilding program and have taken delivery of 27 Supramax newbuilding vessels. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese and Chinese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., and Oshima Shipbuilding Co., Ltd. The newbuilding vessels were built at premier shipyards in Japan, IHI Marine United, and China, Yangzhou Dayang Shipbuilding Co. Ltd.

•
A fleet of sister and similar ships allows us to maintain low cost, highly efficient operations. Our current operating fleet of 45 vessels includes 8 identical sister ships built at the Mitsui shipyard based upon the same design specifications, two sets of 5 and 17 identical sister ships built at Dayang shipyard, 5 identical sister ships built at IHI Marine United shipyard, and 3 similar ships built at the Oshima shipyard that use many of the same parts and equipment. Operating sister and similar ships provides us with operational and scheduling flexibility, efficiencies in employee training and lower inventory and maintenance expenses. We believe that this should allow us both to increase revenue and lower operating costs. We intend to actively monitor and control vessel operating expenses while maintaining the high quality of our fleet through regular inspection and maintenance programs. We also intend to take advantage of savings that result from the economies of scale that the third party technical managers provide us through access to bulk purchasing of supplies, quality crew members and a global service network of engineers, naval architects and port captains.

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

•
Expand our fleet through selective acquisitions of dry bulk vessels. Depending on market conditions, we intend to acquire additional modern, high-quality vessels through timely and selective acquisitions in a manner that is accretive to our cash flows. We expect to focus primarily in the Handymax sector of the dry bulk shipping industry, and in particular on Supramax class vessels. We may also consider acquisitions of other sizes of dry bulk vessels, but not tankers.

Our Fleet

Our operating fleet of 45 vessels, which includes 27 newly constructed vessels. Our vessels are fitted with cargo cranes and cargo grabs that permit them to load and unload cargo in ports that do not have cargo handling infrastructure in place. Our vessels are flagged in the Marshall Islands. We own each of our vessels through a separate wholly owned Republic of Marshall Islands subsidiary. Our vessels are all employed on time and voyage charters, the following table represents certain information about the Company's operating fleet as of December 31, 2011:

Vessel	Year Built	Dwt	Charter Employment (expiry range)(1)

Avocet	2010	53,462	Jan 2012

Bittern	2009	57,809	Feb 2012

Canary	2009	57,809	Jan 2012

Cardinal	2004	55,362	Dec 2012 to Feb 2013

Condor	2001	50,296	Jan 2012 to Mar 2012

Crane	2010	57,809	Feb 2012

Crested Eagle	2009	55,989	Jan 2012

Crowned Eagle	2008	55,940	Aug 2012 to Oct2012

Egret Bulker	2010	57,809	Oct 2012 to Feb 2013

Falcon	2001	50,296	Jan 2012 to Mar 2012

Gannet Bulker	2010	57,809	Jan 2013 to Jul 2013

Golden Eagle	2010	55,989	Mar 2012

Goldeneye	2002	52,421	Oct 2012 to Jan2013

Grebe Bulker	2010	57,809	Feb 2013 to Jun 2013

Harrier	2001	50,296	Feb 2012

Hawk I	2001	50,296	Jan 2012 to Feb 2012

Ibis Bulker	2010	57,775	Mar 2013 to Jul 2013

Imperial Eagle	2010	55,989	Nov 2012 to Feb 2013

Jaeger	2004	52,248	Nov 2012 to Jan 2013

Jay	2010	57,802	Jan 2012

Kestrel I	2004	50,326	Aug 2012 to Oct 2012

Kingfisher	2010	57,776	Feb 2012

Kite	1997	47,195	Feb 2012 to May 2012

Kittiwake	2002	53,146	Jan 2012 to Mar 2012

Martin	2010	57,809	Jan 2012

Merlin	2001	50,296	Jan 2012 to Mar 2012

Nighthawk	2011	57,809	Jan 2012

Oriole	2011	57,809	Feb 2012

Osprey I	2002	50,206	Jan 2012 to Feb 2012

Owl	2011	57,809	Feb 2012 to Apr 2012

Peregrine	2001	50,913	Jan 2012

Petrel Bulker	2011	57,809	May 2014 to Sep 2014

Puffin Bulker	2011	57,809	May 2014 to Sep 2014

Redwing	2007	53,411	Jan 2012

Roadrunner Bulker	2011	57,809	Aug 2014 to Dec 2014

Sandpiper Bulker	2011	57,809	Aug 2014 to Dec 2014

Shrike	2003	53,343	Jan 2012 to Mar 2012

Skua	2003	53,350	Jan 2012 to Apr 2012

Sparrow	2000	48,225	Feb 2012

Stellar Eagle	2009	55,989	Feb 2012 to Apr 2012

Tern	2003	50,200	Feb 2012

Thrasher	2010	53,360	Mar 2012

Thrush	2011	53,297	Jan 2012 to Apr 2012

Woodstar	2008	53,390	Feb 2012

Wren	2008	53,349	Feb 2012

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the conclusion of the charter.

Newbuilding Acquisitions

In 2011 we completed our newbuilding program and took delivery of the last eight Chinese-built vessels, the Thrush, Nighthawk, Oriole, Owl, Petrel, Puffin, Roadrunner and Sandpiper.

Nature of Business

Our strategy is to balance between long-term time charters and revenues generated by short-term time charters and voyage charters to maximize our financial performance throughout shipping cycles. We have entered into time and voyage charter employment contracts for all the vessels in our operating fleet and a substantial portion of our newbuilding fleet. We charter some of our vessels pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index linked charters and voyage charters will provide us with the revenue upside when the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the relatively stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index linked or short-term time charters or voyage charters. All the charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates.

A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the service of the charterer. Under a typical time charter, the charterer periodically pays us a fixed or an index based daily charter hire rate and bears all voyage expenses, including the cost of fuel and port and canal charges. Once we have time chartered-out a vessel, trading of the vessel and the commercial risks shift to the customer. Subject to certain restrictions imposed by us in the contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging. In 2009 we set up own in-house technical management capability, through which we provide technical management services to several of our vessels. The Company has contracted the technical operations of a majority of our vessels to third party vessel managers, and oversee the technical operation and navigation of the vessel at all times, including monitoring vessel operating expenses, such as the cost of crewing, insuring, repairing and maintaining the vessel, costs of spare parts and supplies, tonnage taxes and other miscellaneous expenses.

In connection with the charters of each of our vessels, we pay commissions ranging from 0.625% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers and to in-house ship brokers associated with the charterers, depending on the number of brokers involved with arranging the relevant charter.

Our vessels operate worldwide within the trading limits imposed by our insurance terms and do not operate in areas where United States and or United Nations sanctions have been imposed.

Our Customers

Our customers include international companies such as Allied Maritime Inc, AMN Bulk Carriers Inc., Bunge S.A., Cargill International S.A., Clipper Bulk Shipping, Deiuleumar Compagnia, Global Maritime Investments Ltd, Korea Line Corporation, Lauritzen Bulker A/S, Mansel Oil, Norden A/S, NYK Global bulk corp, Oldendorff Carriers GmbH &Co.KG, Pacific Basin Shipping Ltd, STX Pan Ocean Co Ltd, Torm A/S, Trafigura Beheer B.V. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of two independent credit risk consultants. In 2011, one customer individually accounted for more than 10% of our time charter revenue.

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
●
For the twelve months commencing on March 15, 2011, the Company will be responsible to charter these ten vessels, while KLC will be responsible for any shortfall between the vessels' actual daily earnings and $17,000 per vessel per day. Any such shortfall shall be treated as a "claim for common benefit" under the Korean laws of corporate Rehabilitation, and is payable in full.

●
Time charter rates on two newbuildings still to be delivered to KLC at the time of the agreement were adjusted to $17,000 per vessel per day with the same profit-sharing arrangement as above. On May 20, 2011 and July 13, 2011, respectively, the Company took delivery of these two newbuilding vessels, and the Company has chartered them out on the spot and short-term time charter markets. KLC will be responsible for any shortfall between the vessels' actual daily earnings and $17,000 per vessel per day. Any such shortfall shall be treated as a "claim for common benefit" under the Korean laws of corporate Rehabilitation, payable in full.

●
At the time of the agreement one vessel was not impacted, subject to the continued performance of the vessel's sub-charterer. The daily time charter rate on this vessel was to remain at $18,300 until January 2014, after which the rate would be $18,000 per day plus 50% of any profits above this rate until the earliest completion of the charter in December 2018. In October, 2011, due to the failure of the sub-charterer to perform, KLC terminated the sub-charter and the Company took over the employment of this vessel at the same charter rate and terms mentioned above for the other ten vessels.

On April 1, 2011, the Company filed a claim for all unpaid amounts in respect of the employment of the eleven vessels that were under charter to KLC for the period up to February 15, 2011, and agreement was reached with the KLC receivers as to the amount of the claim on September 20, 2011.

On October 14, 2011, following a vote by the interested creditors, the Korean court approved a Rehabilitation Plan, pursuant to which 37% of the Company’s claim in respect of the period up to February 15, 2011 will be paid in cash installments from 2012 through 2021. The majority of the cash payment installments will be paid in the last five years, and the remaining 63% of the said claim will be converted to KLC stock. The KLC stock certificates were issued on November 24, 2011 and are now being secured at the Korean Securities Depository for 6 months from the issuance date until May 24, 2012, the date at which the Company will be able to take possession of the share certificates. The KLC stock is designated as Available For Sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. At November 24, 2011 and December 31, 2011, the fair value of KLC stock was $955,093 and $988,196, respectively.

We evaluated the KLC matter to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition and cash flows, and recorded an initial allowance for bad debt in the first quarter of 2011 of $6,586,900, which was updated in the fourth quarter of 2011 to reflect the settlement on November 24, 2011. Accordingly, we adjusted the allowance to $1,811,320, which reflects a recovery of $1,269,070 and a write off of $3,506,510. As of December 31, 2011, KLC is not performing in accordance with the $17,000 per vessel per day shortfall arrangement and KLC owes us approximately $4.9 million relating to fourth quarter activities. That revenue does not meet our revenue recognition policy and is not included in our financial statements. We will recognize that revenue and any future revenue from KLC when collectability is assured.

Operations

There are two central aspects to the operation of our fleet:

•	Commercial Operations, which involve chartering and operating a vessel; and

•	Technical Operations, which involve maintaining, crewing and insuring a vessel.

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

We currently have 53 shore based personnel in our principal executive and our Singapore offices.

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

In accordance with our strategy, we have entered into time and voyage charters for all 45 of our vessels currently in the operating fleet. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve higher utilization rates. Vessels coming off long term employment are being employed on the short to long term voyage charters or on the spot market.

During the third quarter of 2010 the Company launched a freight trading operation to capitalize on value creation strategies in spot trading, contracts of affreightment, time charter-in and -out and derivative instruments. These trading capabilities (the “Trading operation”) will extend the Company’s global presence, which includes a new office in Singapore.

We regularly monitor the dry bulk shipping market and, based on market conditions, when a time charter ends, we may consider taking advantage of short-term charter rates. In such cases we will generally arrange voyage charters for those vessels that we will operate in the spot market. Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. All operating costs are borne by the owner of the vessel. A single voyage charter is often referred to as a "spot market" charter, which generally lasts from two to ten weeks. Operating vessels in the spot market may afford greater opportunity to capitalize on fluctuations in the spot market; when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control. If the markets are especially weak for protracted periods, there is a risk that vessels in the spot market may spend time idle waiting for business, or may have to be "laid up".

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

•
Supervising our third party technical managers. We regularly monitor the expenditures, crewing, and maintenance of our vessels by our technical managers, V.Ships and Anglo Eastern International Ltd. We set up our own in-house technical management capability in order to establish a vessel management bench-mark with our external technical managers. Our management team has direct experience with vessel operations, repairs, drydockings and vessel construction.

Technical Management

The technical management of a portion of our fleet is provided by our unaffiliated third party technical managers, V.Ships and Anglo Eastern International Ltd., that we believe are two of the world's largest providers of independent ship management and related services. We have also set up our own in-house technical management capability, through which we provide technical management services to several of our vessels, in order to establish a vessel management bench-mark with the external technical managers. We review the performance of the managers on an annual basis and may add or change technical managers.

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

We currently crew our vessels primarily with officers and seamen from India, Ukraine, Russia and East European who are supplied by our managers. As of December 31, 2011, we employed a total of approximately 950 officers and seamen on the 45 vessels in our operating fleet. Each technical manager handles each seaman's training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with current international regulations and shipping conventions. Additionally, our seafaring employees perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. All international collective bargaining agreements to which we are a party are renewed for two years, prior to their expiry.

We pay our unaffiliated technical managers a monthly fee per vessel plus actual costs incurred by our vessels. These monthly fees averaged $9,705 per vessel in 2011, $9,562 per vessel in 2010 and $9,233 per vessel in 2009.

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

International Maritime Organization

The United Nations’ International Maritime Organization (the “IMO”) has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”).  MARPOL entered into force on October 2, 1983.  It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.  MARPOL sets forth pollution-prevention requirements applicable to drybulk carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution.  Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions.  Annex VI was separately adopted by the IMO in September of 1997.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution.  Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000.  It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons.  “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ship’s repair and maintenance.  Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited.  Annex VI also includes a global cap on the sulfur content of fuel oil (see below).

The IMO’s Maritime Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used on board ships.  By January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur (from the current cap of 4.50%).  By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”).  By July 1, 2010, ships operating within an ECA may not use fuel with sulfur content in excess of 1.0% (from 1.50%), which is further reduced to 0.10% on January 1, 2015.  Amended Annex VI establishes procedures for designating new ECAs.  Currently, the Baltic Sea and the North Sea have been so designated.  Effective August 1, 2012, certain coastal areas of North America will also be designated ECAs, as will (effective January 1, 2014), the United States Caribbean Sea.  Ocean-going vessels in these areas will be subject to stringent emissions controls and may cause us to incur additional costs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.  The U.S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS, and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS and LL Convention standards.

The operation of our ships is also affected by the requirements set forth in Chapter IX of SOLAS, which sets forth the IMO's International Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, all of the vessels in our operating fleet are ISM code-certified.

The ISM Code requires that vessel operators obtain a safety management certificate, or SMC, for each vessel they operate. This certificate evidences compliance by a vessel’s operators with the ISM Code requirements for a safety management system, or SMS. No vessel can obtain an SMC under the ISM Code unless its manager has been awarded a document of compliance, or DOC, issued in most instances by the vessel's flag state. Our appointed ship managers have obtained documents of compliance for their offices and safety management certificates for all of our vessels for which the certificates are required by the IMO, which are renewed as required.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions.  For example, the IMO adopted the International Convention for the Control and Management of Ships' Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not enter into force until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping tonnage. To date, there has not been sufficient adoption of this standard for it to take force. However, Panama may adopt this standard in the relatively near future, which would be sufficient for it to take force. Upon entry into force of the BWM Convention, mid-ocean ballast exchange would be mandatory for our vessels.  In addition, our vessels would be required to be equipped with a ballast water treatment system that meets mandatory concentration limits not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2014, for vessels with ballast water capacity of 1500-5000 cubic meters, or after such date in 2016, for vessels with ballast water capacity of greater than 5000 cubic meters.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

In March 2006, the IMO amended Annex I to MARPOL, including a new regulation relating to oil fuel tank protection, which became effective August 1, 2007. The new regulation applies to various ships delivered on or after August 1, 2010. It includes requirements for the protected location of the fuel tanks, performance standards for accidental oil fuel outflow, a tank capacity limit and certain other maintenance, inspection and engineering standards.

IMO regulations also require owners and operators of certain vessels to adopt Ship Oil Pollution Emergency Plans. Periodic training and drills for response personnel and for vessels and their crews are required.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the Anti-fouling Convention.  The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels.  Vessels of over 400 gross tons engaged in international voyages will be required to undergo an initial survey before the vessel is put into service or before an International Anti-fouling System Certificate is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

Compliance Enforcement

The flag state, as defined by the United Nations Convention on the Law of the Sea, is responsible for implementing and enforcing a broad range of international maritime regulations with respect to all ships granted the right to fly its flag.  The “Shipping Industry Guidelines on Flag State Performance” evaluates and reports on flag states based on factors such as sufficiency of infrastructure, ratification, implementation, and enforcement of principal international maritime treaties, supervision of statutory ship surveys, casualty investigations, and participation at IMO and ILO meetings.  Our vessels are flagged in the Marshall Islands. Marshall Islands-flagged vessels have historically received a good assessment in the shipping industry.  We recognize the importance of a credible flag state and do not intend to use flags of convenience or flag states with poor performance indicators.

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in, some ports.  As of the date of this report, each of our vessels is ISM Code certified.  However, there can be no assurance that such certificates will be maintained in the future.

The IMO continues to introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade with the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea.  OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel.  Both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

(i)	injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

(ii)	injury to, or economic losses resulting from, the destruction of real and personal property;

(iii)	net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

(iv)	loss of subsistence use of natural resources that are injured, destroyed or lost;

(v)	lost profits or impairment of earning capacity due to injury, destruction or loss of real orpersonal property or natural resources; and

(vi)
net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective July 31, 2009, the U.S. Coast Guard adjusted the limits of OPA liability for non-tank vessels (e.g. drybulk) to the greater of $1,000 per gross ton or $854,400 (subject to periodic adjustment for inflation).  These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct.  The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damage for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations.  The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We have complied with the U.S. Coast Guard regulations by providing a certificate of responsibility from third party entities that are acceptable to the U.S. Coast Guard evidencing sufficient self-insurance.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA.  Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes.  Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.

We currently maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage it could have an adverse effect on our business and results of operation.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA and some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states which have enacted such legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call. We believe that we are in substantial compliance with all applicable existing state requirements. In addition, we intend to comply with all future applicable state regulations in the ports where our vessels call.

Other Environmental Initiatives

The CWA prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.

The EPA regulates the discharge of ballast water and other substances in U.S. waters under the CWA.  EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of vessels.  The Vessel General Permit imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met.   The EPA has proposed a draft 2013 Vessel General Permit to replace the current Vessel General Permit upon its expiration on December 19, 2013, authorizing discharges incidental to operations of commercial vessels. The draft permit also contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in US waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.

In addition, under §401 of the CWA, the VGP must be certified by the state where the discharge is to take place. Certain states have enacted additional discharge standards as conditions to their certification of the VGP. These local standards bring the VGP into compliance with more stringent state requirements, such as those further restricting ballast water discharges and preventing the introduction of non-indigenous species considered to be invasive. The VGP and its state-specific regulations and any similar restrictions enacted in the future will increase the costs of operating in the relevant waters.

U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters.  In 2009 the Coast Guard proposed new ballast water management standards and practices, including limits regarding ballast water releases.  As of November 2011, the Office of Management and Budget continues to review this proposed rule.  Compliance with the EPA and the U.S. Coast Guard regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

The U.S. Clean Air Act of 1970 (including its amendments of 1977 and 1990) (the "CAA") requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Our vessels that operate in such port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these requirements. The CAA also requires states to draft State Implementation Plans ("SIPs") designed to attain national health-based air quality standards in each state.  Although state-specific, SIPs may include regulations concerning emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. As indicated above, our vessels operating in covered port areas are already equipped with vapor recovery systems that satisfy these existing requirements.

As referenced above, the amended Annex VI to the IMO's MARPOL Convention, which addresses air pollution from ships, was ratified by the United States on October 9, 2008 and entered into force domestically on January 8, 2009. The EPA and the state of California, however, have each proposed more stringent regulations of air emissions from ocean-going vessels. On July 24, 2008, the California Air Resources Board of the State of California, or CARB, approved clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline. The new CARB regulations require such vessels to use low sulfur marine fuels rather than bunker fuel. By July 1, 2009, such vessels are required to switch either to marine gas oil with a sulfur content of no more than 1.5% or marine diesel oil with a sulfur content of no more than 0.5%. By August 1, 2012, only marine gas oil with a sulfur content of no more than 1% or marine diesel oil with a sulfur content of no more than .5% will be allowed.  By January 1, 2014, only marine gas oil and marine diesel oil fuels with 0.1% sulfur will be allowed. These new regulations may require significant expenditures on low-sulfur fuel and would increase our operating costs.

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act, or RCRA, or comparable state, local or foreign requirements.  The RCRA imposes significant recordkeeping and reporting requirements on transporters of hazardous waste In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may still be held liable for cleanup costs under applicable laws.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties.  Member States were required to enact laws or regulations to comply with the directive by the end of 2010.  Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.  The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. However, in July 2011 the MEPC adopted two new sets of mandatory requirements to address greenhouse gas emissions from ships that will enter into force in January 2013. Currently operating ships will be required to develop Ship Energy Efficiency Management Plans, and minimum energy efficiency levels per capacity mile will apply to new ships. These requirements could cause us to incur additional compliance costs. The IMO is also considering the development of market-based mechanisms to reduce greenhouse gas emissions from ships. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC 2006). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 will enter into force one year after 30 countries with a minimum of 33% of the world's tonnage have ratified it. The MLC 2006 has not yet been ratified, but its ratification would require us to develop new procedures to ensure full compliance with its requirements.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security such as the Maritime Transportation Security Act of 2002, or MTSA.  To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  The regulations also impose requirements on certain ports and facilities, some of which are regulated by the U.S. Environmental Protection Agency (EPA).

Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new Chapter V became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code, or the ISPS Code.  The ISPS Code is designed to enhance the security of ports and ships against terrorism.  To trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

●
on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

●	on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;

●	the development of vessel security plans;

●	ship identification number to be permanently marked on a vessel’s hull;

●
a continuous synopsis record kept onboard showing a vessel’s history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

●	compliance with flag state security certification requirements.

Ships operating without a valid certificate may be detained at port until it obtains an ISSC, or it may be expelled from port, or refused entry at port.

Furthermore, additional security measures could be required in the future which could have a significant financial impact on us. The U.S. Coast Guard regulations, intended to be aligned with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel's compliance with SOLAS security requirements and the ISPS Code.  We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

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

Annual Surveys. For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant, and where applicable for special equipment classed, within three months before or after each anniversary date of the date of commencement of the class period indicated in the certificate.

Intermediate Surveys. Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal.  Intermediate surveys are to be carried out at or between the occasion of the second or third annual survey.

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

Risk of Loss and Liability Insurance

General

The operation of any dry bulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills (e.g. fuel oil) and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the U.S. market.

While we maintain hull and machinery insurance, war risks insurance, protection and indemnity cover and freight, demurrage and defense cover for our operating fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel's useful life. Furthermore, while we believe that our current insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

Hull & Machinery and War Risks Insurance

We maintain marine hull and machinery, war risks insurances, which cover the risk of actual or constructive total loss for all of our vessels. Our vessels are each covered up to at least their fair market value with a deductible of $75,000 per vessel per incident.

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

Competition

We compete with a large number of international dry bulk fleets. The international shipping industry is highly competitive and fragmented with many market participants. As of January 31, 2012 there are approximately 8,997 dry bulk carriers aggregating approximately 621 million dwt, and the ownership of the world dry bulk fleet remains very fragmented with no single owner accounting for more than 4% of any one sector. We primarily compete with other owners of dry bulk vessels in the Handymax class that are mainly privately owned fleets.

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

Seasonality

Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in charter rates. This seasonality may result in quarter-to-quarter volatility in our operating results for our vessels trading in the spot market and our vessels operating under time index-based time charters. The dry bulk carrier market is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. To the extent that we must enter into a new charter or renew an existing charter for a vessel in our fleet during a time when seasonal variations have reduced prevailing charter rates, our operating results may be adversely affected.

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

Unless exempt from United States federal income taxation under the rules of Section 883 of the Code Section “883”, as discussed below, a foreign corporation such as ourselves will be subject to United States federal income taxation on its ''shipping income'' that is treated as derived from sources within the United States, to which we refer as ''United States source shipping income.'' For tax purposes, ''United States source shipping income'' includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

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

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $1,300,000, $1,200,000, and $900,000 for the years ended December 31, 2011, 2010 and 2009, respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

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

As discussed more fully below, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat the Company as a ''Qualified Electing Fund,'' which election we refer to as a ''QEF election.'' As an alternative to making a QEF election, a United States Holder should be able to make a ''mark-to-market'' election with respect to the Company's common stock, as discussed below. In addition, if we were to be treated as a passive foreign investment company for any taxable year after 2010, a U.S. holder would be required to file an annual report with the Internal Revenue Services for that year with respect to such holder’s common stock.

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

Pursuant to recently enacted legislation, individuals who are United States Holders (and to the extent specified in applicable Treasury regulations, certain United States entities and Non-United States Holders) who hold “specified foreign financial assets” (as defined in Section 6038D of the Code) are required to file IRS Form 8938 with information relating to the asset for each taxable year in which the aggregate value of all such assets exceeds $75,000 at any time during the taxable year or $50,000 on the last day of the taxable year (or such higher dollar amount as prescribed by applicable Treasury regulations).  Specified foreign financial assets would include, among other assets, our common shares, unless the shares are held through an account maintained with a United States financial institution. Substantial penalties apply to any failure to timely file IRS Form 8938, unless the failure is shown to be due to reasonable cause and not due to willful neglect. Additionally, in the event an individual United States Holder (and to the extent specified in applicable Treasury regulations, a United States entity and Non-United States Holders) that is required to file IRS Form 8938 does not file such form, the statute of limitations on the assessment and collection of United States federal income taxes of such holder for the related tax year may not close until three years after the date that the required information is filed.  United States Holders (including United States entities) and Non-United States Holders are encouraged consult their own tax advisors regarding their reporting obligations under this legislation.

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

Available Information

The Company makes available free of charge through its internet website, www.eagleships.com its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. You may read and copy any document we file with the SEC at the SEC's public reference facilities maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities. Our SEC filings are also available to the public at the SEC's web site at http://www.sec.gov. The information on our website is not incorporated by reference into this report.

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

Industry Specific Risk Factors

Charter hire rates for dry bulk vessels are volatile and have declined significantly since their historic highs and may continue to decrease in the future, which may adversely affect our earnings.

The dry bulk shipping industry is cyclical with high volatility in charterhire rates and profitability. The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely; however, the continued downturn in the drybulk charter market has severely affected the entire dry bulk shipping industry and charter hire rates for dry bulk vessels have declined significantly from historically high levels. The Baltic Dry Index, or BDI, which is published daily by the Baltic Exchange Limited, a London-based membership organization that provides daily shipping market information to the global investing community, is a daily average of charter rates in selected shipping routes measured on a time charter and voyage basis covering Handysize, Supramax, Panamax and Capesize dry bulk carriers.  The BDI has long been viewed as the main benchmark to monitor the movements of the dry bulk vessel charter market and the performance of the entire dry bulk shipping market.  The BDI declined 94% in 2008 from a peak of 11,793 in May 2008 to a low of 663 in December 2008 and remained volatile during 2009, ranging from a low of 772 in January 2009 to a high of 4,661 in November 2009. The BDI continued its volatility in 2010, reaching a high of 4,209 in May 2010 and a low of 1,700 in July 2010, and 2011, ranging from a low of approximately 1,043 in February 2011 and a high of approximately 2,173 in October 2011. As of February 28, 2012, the BDI had decrease as low as 738. Fluctuations in charter rates result from changes in the supply and demand for vessel capacity and changes in the supply and demand for the major commodities carried by water internationally. Because the factors affecting the supply and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. If charter rates in the dry bulk market continue to decline and remain at low levels for any significant period in 2012, this will have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

Factors that influence demand for dry bulk vessel capacity include:

•	supply and demand for energy resources, commodities and industrial products;

•	changes in the exploration or production of energy resources, commodities, consumer and industrial products;

•	the location of regional and global exploration, production and manufacturing facilities;

•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the globalization of production and manufacturing;

•	global and regional economic and political conditions, including armed conflicts and terrorist activities; embargoes and strikes;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•	environmental and other regulatory developments;

•	currency exchange rates; and

•	weather.

Factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping of older vessels;

•	vessel casualties; and

•	the number of vessels that are out of service, namely those that are laid-up, drydocked, awaiting repairs or otherwise not available for hire.

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

While we generally charter our vessels for medium-to long-term time charters, we currently have 5 vessels that are on charter whose revenues are linked to the performance of the Baltic Supramax Index with a duration of one year or less. We cannot assure you that we will be able to successfully charter our vessels in the future or renew existing charters at rates sufficient to allow us to meet our obligations. Our ability to recharter our dry bulk vessels upon the expiration or termination of their current time charters and charter new vessels as they are delivered to us, and the charter rates payable under any renewal or replacement charters will depend upon, among other things, the current state of the dry bulk shipping market. If the dry bulk shipping market is in a period of depression when our vessels' charters expire, we may be forced to re-charter them at reduced rates or even possibly at a rate whereby we incur a loss, which may reduce our earnings or make our earnings volatile.

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

In the current global economy, operating businesses have recently faced tightening credit, weakening demand for goods and services, weak international liquidity conditions, and declining markets. Lower demand for dry bulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for dry bulk carriers, creating downward pressure on charter rates and vessel values.  The recent economic downturn has had and may continue to have during 2012 a number of adverse consequences for dry bulk and other shipping sectors, including, among other things:

•	an absence of financing for vessels;

•	a further decrease in the market value of our vessels and no active second-hand market for the sale of vessels;

•	low charter rates, particularly for vessels employed in the spot market;

•	widespread loan covenant defaults; and

•	declaration of bankruptcy by some operators and shipowners, as well as charterers.

The occurrence of one or more of these events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The instability of the euro or the inability of countries to refinance their debts could have a material adverse effect on our revenue, profitability and financial position.

As a result of the credit crisis in Europe, in particular in Greece, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility, or the EFSF, and the European Financial Stability Mechanism, or the EFSM, to provide funding to Eurozone countries in financial difficulties that seek such support. In March 2011, the European Council agreed on the need for Eurozone countries to establish a permanent stability mechanism, the European Stability Mechanism, or the ESM, which will be activated by mutual agreement, to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations and the overall stability of the euro. An extended period of adverse development in the outlook for European countries could reduce the overall demand for oil and gas and for our services. These potential developments, or market perceptions concerning these and related issues, could affect our financial position, results of operations and cash flow.

The dry bulk carrier charter market remains significantly below historical highs in 2008, which has had and may continue to have an adverse effect on our revenues, earning and profitability and our ability to comply with our loan covenants.

The abrupt and dramatic downturn in the dry bulk charter market, from which we derive substantially all of our revenues, has severely affected the dry bulk shipping industry and has adversely affected our business. The BDI declined from a high of 11,793 in May 2008 to a low of 647 in February 2012, which represents a decline of 95%. As of February 28, 2012, the BDI was 738. The decline and volatility in charter rates is due to various factors, including the lack of trade financing for purchases of commodities carried by sea, which has resulted in a significant decline in cargo shipments, and the excess supply of iron ore in China, which has resulted in falling iron ore prices and increased stockpiles in Chinese ports. The decline and volatility in charter rates in the dry bulk market also affects the value of our dry bulk vessels, which follows the trends of dry bulk charter rates, and earnings on our charters, and similarly, affects our cash flows, liquidity and compliance with the covenants contained in our loan agreements.

In addition, some of our vessels are employed on charter whose revenues are directly tied to the Baltic Supramax Index. Although our vessels are employed predominately on medium and long-term time charters, 37 of our time charters are scheduled to expire in the next 12 months, at which time we will have to negotiate new employment for these vessels.  If the very low charter rates in the dry bulk market continue to exist when we are required to renew these charters or in the future when our other charters must be renewed, this will have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

We anticipate that we will not be able to meet our covenants requirements commencing in January 2013.  We are in discussions with our lenders as part of the Sixth Amendment to either amend the facility's amortization schedule or the covenants then in effect. Although there is no assurance that we will be successful in doing so, we continue to seek a satisfactory agreement with our lenders.

Changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on our business, financial condition and results of operations.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, rate of inflation and balance of payments position. Prior to 1978, the Chinese economy was a planned economy. Since 1978, increasing emphasis has been placed on the utilization of market forces in the development of the Chinese economy. Annual and five year State Plans are adopted by the Chinese government in connection with the development of the economy. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through State Plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a "market economy" and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform, the level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions, all of which could, adversely affect our business, operating results and financial condition.

The market values of our vessels have declined and may further decrease, which could limit the amount of funds that we can borrow or trigger certain financial covenants under our current or future credit facilities and/or we may incur a loss if we sell vessels following a decline in their market value.

The fair market values of our vessels have generally experienced high volatility and have recently declined significantly.  The market prices for secondhand Handymax and Supramax dry bulk carriers have recently decreased sharply from their historically high levels.  The fair market value of our vessels may continue to fluctuate depending on a number of factors, including:

•	prevailing level of charter rates;

•	general economic and market conditions affecting the shipping industry;

•	types, sizes and ages of vessels;

•	supply of and demand for vessels;

•	other modes of transportation;

•	cost of newbuildings;

•	governmental or other regulations;

•	the need to upgrade secondhand and previously owned vessels as a result of charterer requirements, technological advances in vessel design or equipment or otherwise; and

•	technological advances.

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

While we generally do not bear the cost of fuel, or bunkers, for vessels operating on time charters, fuel is a significant factor in negotiating charter rates. As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability at the time of charter negotiation. Fuel is also a significant, if not the largest, expense in our shipping operations when vessels are under voyage charter. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business versus other forms of transportation, such as truck or rail.

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

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle under which the machinery would be surveyed periodically over a five-year period. Every vessel is also required to be drydocked every two and a half to five years for inspection of its underwater parts.

Compliance with the above requirements may result in significant expense. If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and will be unemployable, which could negatively impact our results of operations and financial condition.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels operate or are registered, which can significantly affect the ownership and operation of our vessels. These regulations include, but are not limited to, OPA, CERCLA, the U.S. Clean Air Act, U.S. Clean Water Act and the MTSA, and regulations of the IMO, including the International Convention for the Prevention of Pollution from Ships of 1975, the International Convention for the Prevention of Marine Pollution of 1973, the IMO International Convention for the Safety of Life at Sea of 1974 and the International Convention on Load Lines of 1966. Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of our vessels. We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents. These costs could have a material adverse effect on our business, results of operations, cash flows and financial condition. A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA, for example, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. Furthermore, the 2010 explosion of the Deepwater Horizon and the subsequent release of oil into the Gulf of Mexico, or other events, may result in further regulation of the shipping industry, and modifications to statutory liability schemes, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. An oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages under other federal, state and local laws, as well as third-party damages. We are required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. Although we have arranged insurance to cover certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay dividends, if any, in the future.

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

The market supply of dry bulk carriers has been increasing, and the number of dry bulk carriers on order is near historic highs. These newbuildings were delivered in significant numbers starting at the beginning of 2006 and continued to be delivered in significant numbers through 2011. As of February, 2012, newbuilding orders had been placed for an aggregate of more than 30.0% of the existing global dry bulk fleet, with deliveries expected during the next three years. An over-supply of dry bulk carrier capacity, particularly in conjunction with the currently reduced level of demand, may result in a further reduction of charter hire rates. If the current low dry bulk carrier charter rate environment persists and the dry bulk global fleet capacity increases due to the delivery of newbuildings or further redeployment of previously idle dry bulk carriers, we may only be able to re-charter our vessels upon the expiration or termination of our their current charters, 37 of which are scheduled to expire in 2012, or charter any new vessels we acquire, at reduced or unprofitable rates or we may not be able to charter these vessels at all.

A decrease in the level of China’s export of goods or an increase in trade protectionism could have a material adverse impact on our charterers’ business and, in turn, could cause a material adverse impact on our results of operations, financial condition and cash flows.

China exports considerably more goods than it imports. Our vessels may be deployed on routes involving trade in and out of emerging markets, and our charterers’ shipping and business revenue may be derived from the shipment of goods from the Asia Pacific region to various overseas export markets including the United States and Europe. Any reduction in or hindrance to the output of China-based exporters could have a material adverse effect on the growth rate of China’s exports and on our charterers’ business. For instance, the government of China has recently implemented economic policies aimed at increasing domestic consumption of Chinese-made goods. This may have the effect of reducing the supply of goods available for export and may, in turn, result in a decrease of demand for container shipping. Additionally, though in China there is an increasing level of autonomy and a gradual shift in emphasis to a “market economy” and enterprise reform, many of the reforms, particularly some limited price reforms that result in the prices for certain commodities being principally determined by market forces, are unprecedented or experimental and may be subject to revision, change or abolition. The level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government.

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

Any increased trade barriers or restrictions on trade, especially trade with China, would have an adverse impact on our charterers’ business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us and to renew and increase the number of their time charters with us. This could have a material adverse effect on our business, results of operations and financial condition and our ability to pay dividends to our shareholders.

World events could affect our results of operations and financial condition.

Terrorist attacks such as those in New York on September 11, 2001, in London on July 7, 2005, and in Mumbai on November 26, 2008, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including Egypt, and North Africa, and the presence of U.S. and other armed forces in the Middle East, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Acts of piracy on ocean-going vessels have recently increased in frequency, which could adversely affect our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia. Although sea piracy worldwide decreased slightly in 2011 for the first time in five years, throughout 2008, 2009 and 2010, the frequency of piracy incidents increased significantly, particularly in the Gulf of Aden off the coast of Somalia, with dry bulk vessels and tankers particularly vulnerable to such attacks. If these piracy attacks result in regions in which our vessels are deployed being characterized as “war risk” zones by insurers, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including due to employing onboard security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

If our vessels call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect our reputation and the market for our common stock.

From time to time on charterers’ instructions, our vessels may call on ports located in countries subject to sanctions and embargoes imposed by the United States government and countries identified by the U.S. government as state sponsors of terrorism, including Cuba, Iran, Sudan and Syria. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act, or CISADA, which expanded the scope of the former Iran Sanctions Act. Among other things, CISADA expands the application of the prohibitions to non-U.S. companies and introduces limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. In addition, the U.S. Congress is currently considering the enactment of the Iran, North Korea, and Syria Nonproliferation Reform and Modernization Act of 2011, which would, among other things, provide for the imposition of sanctions, including a 180-day prohibition on calling on U.S. ports and enhanced vessel inspections, on companies or persons that provide certain shipping services to or from Iran, North Korea or Syria.

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

If economic conditions throughout the world do not improve, it will impede our results of operations, financial condition and cash flows, and could cause the market price of our common shares to further decline.

Negative trends in the global economy that emerged in 2008 continue to adversely affect global economic conditions. In addition, the world economy is currently facing a number of new challenges, including uncertainty related to the continuing discussions in the United States regarding the federal debt ceiling and recent turmoil and hostilities in the Middle East, North Africa and other geographic areas and countries. The deterioration in the global economy has caused, and may continue to cause, a decrease in worldwide demand for certain goods and, thus, shipping. Continuing economic instability could have a material adverse effect on our ability to implement our business strategy.

The United States, the European Union and other parts of the world have recently been or are currently in a recession and continue to exhibit weak economic trends. The credit markets in the United States and Europe have experienced significant contraction, deleveraging and reduced liquidity, and the U.S. federal and state governments and European authorities have implemented and are considering a broad variety of governmental action and/or new regulation of the financial markets and may implement additional regulations in the future. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. The Commission, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies, and may effect changes in law or interpretations of existing laws. Global financial markets and economic conditions have been, and continue to be, severely disrupted and volatile. Credit markets and the debt and equity capital markets have been exceedingly distressed and the uncertainty surrounding the future of the credit markets in the United States and the rest of the world has resulted in reduced access to credit worldwide.

We face risks attendant to changes in economic environments, changes in interest rates, and instability in the banking and securities markets around the world, among other factors. Major market disruptions and the current adverse changes in market conditions and regulatory climate in the United States and worldwide may adversely affect our business or impair our ability to borrow amounts under our credit facilities or any future financial arrangements. We cannot predict how long the current market conditions will last. However, these recent and developing economic and governmental factors, together with the concurrent decline in charter rates and vessel values, may have a material adverse effect on our results of operations, financial condition or cash flows, have caused the trading price of our common shares on the NASDAQ Global Select Market to decline and could cause the price of our common shares to continue to decline.

Continued economic slowdown in any Asia Pacific country, particularly in China, may exacerbate the effect on us, as we anticipate a significant number of the port calls made by our vessels will continue to involve the loading or discharging of dry bulk commodities in ports in the Asia Pacific region. Before the global economic financial crisis that began in 2008, China had one of the world’s fastest growing economies in terms of gross domestic product, or GDP, which had a significant impact on shipping demand. The growth rate of China’s GDP decreased to approximately 9.5% for the year ended December 31, 2011, as compared to approximately 10.3% for the year ended December 31, 2010, and continues to remain below pre-2008 levels. China has recently imposed measures to restrain lending, which may further contribute to a slowdown in its economic growth. It is possible that China and other countries in the Asia Pacific region will continue to experience slowed or even negative economic growth in the near future. Moreover, the current economic slowdown in the economies of the United States, the European Union and other Asian countries may further adversely affect economic growth in China and elsewhere. Our business, financial condition and results of operations, ability to pay dividends as well as our future prospects, will likely be materially and adversely affected by a further economic downturn in any of these countries.

Our operating results will be subject to seasonal fluctuations, which could affect our operating results.

We operate our vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter hire rates. This seasonality may result in volatility in our operating results to the extent that we enter into new charter agreements or renew existing agreements during a time when charter rates are weaker or we operate our vessels on the spot market or index based time charters, which may result in quarter-to-quarter volatility in our operating results. The dry bulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. As a result, our revenues from our dry bulk carriers may be weaker during the fiscal quarters ended June 30 and September 30, and, conversely, our revenues from our dry bulk carriers may be stronger in fiscal quarters ended December 31 and March 31.

We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

The operation of our vessels is affected by the requirements set forth in the ISM Code.  The ISM Code requires ship owners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.  Each of the vessels that has been delivered to us is ISM Code-certified and we expect that each other vessel that we have agreed to purchase will be ISM Code-certified when delivered to us. However, if we are subject to increased liability for non-compliance or if our insurance coverage is adversely impacted as a result of non-compliance, it may negatively affect our ability to pay dividends, if any, in the future. If any of our vessels are denied access to, or are detained in, certain ports, our revenues may be adversely impacted.

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

The operation of our has certain unique risks. With a dry bulk carrier, the cargo itself and its interaction with the vessel can be an operational risk. By their nature, dry bulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, dry bulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea. Hull breaches in dry bulk carriers may lead to the flooding of the vessels’ holds. If a dry bulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads leading to the loss of a vessel. If we are unable to adequately maintain our vessels we may be unable to prevent these events. Any of these circumstances or events could negatively impact our business, financial condition, results of operations and ability to pay dividends, if any, in the future. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

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

A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of our vessels may negatively impact our revenues.

Failure to comply with the U.S. Foreign Corrupt Practices Act could result in fines, criminal penalties, drilling contract terminations and an adverse effect on our business.

We may operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of business conduct and ethics which is consistent and in full compliance with the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take actions determined to be in violation of such anti-corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Company Specific Risk Factors

The failure of our charterers to meet their obligations under our time charter agreements, on which we depend for substantially all of our revenues, could cause us to suffer losses or otherwise adversely affect our business and ability to comply with covenants in our credit facilities.

The ability and willingness of each of our counterparties to perform its obligations under a time charter agreement with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the dry bulk shipping industry and the overall financial condition of the counterparties. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities, such as iron ore, coal, grain, and other minor bulks. In addition, in depressed market conditions, there have been reports of charterers, including some of our charter counterparties, defaulting on their obligations under charters, and our customers may fail to pay charter hire. Consistent with dry bulk shipping industry practice, we have not independently analyzed the creditworthiness of the charterers.  In addition, given the depressed market conditions, our charterers may no longer need a vessel that is currently under charter or may be able to obtain a comparable vessel at lower rates.  As a result, charterers may seek to renegotiate the terms of their existing charter parties or avoid their obligations under those contracts.

On January 25, 2011, Korea Line Corporation ("KLC"), the charterer for ten of our vessels and two of our newbuilding vessels, which were delivered to us in May 2011 and July 2011, respectively, filed for protective receivership in Seoul, South Korea. We have temporarily taken back the employment of all affected chartered vessels and re-chartered them out on the spot and short-term time charter markets, pursuant to terms approved by the Korean court. Earnings during this interim period were used to offset the charter hire otherwise due from KLC. On March 3, 2011, we reached a comprehensive agreement with the receivers of KLC regarding twelve time-chartered vessels impacted by KLC's decision to file for protective receivership, which was certified by the joint receivers on March 15, 2011. As of December 31, 2011, we are owed approximately $4.9 million from KLC in connection with our fourth quarter 2011 activities relating to the shortfall between the vessels' actual daily earnings and the $17,000 per vessel per day that KLC is responsible under the comprehensive agreement noted above. For more details on our charter agreements with KLC, please see “Item 1. Business – Our Customers.”

In addition, the time charters on which we deploy a number of our vessels provide for charter rates that are significantly above market rates as of March 15, 2012. Should a counterparty fail to honor its obligations under its charter with us, it may be difficult to secure substitute employment for such vessel, and any new charter arrangements we secure in the spot market or on time charters would be at lower rates given currently decreased dry bulk carrier charter rate levels. If our charterers fail to meet their obligations to us or attempt to renegotiate our charter agreements, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows, if any, in the future, and compliance with covenants in our credit facilities, certain of which specifically require the maintenance of minimum charter rate levels.

If we cannot resolve our disagreement with our lender, we may be in default under our revolving credit facility.

On September 26, 2011, we entered into the  Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, most of the provisions of this Sixth Amendment, unless amended, expire on April 30, 2012. Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until April 30, 2012 for accounting periods ended March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, and suspends compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant is reduced to $500,000 multiplied by the number of vessels owned and from March 31 until April 29, 2012 the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and at April 30, 2012 in the amount of $36,000,000. Until April 30, 2012, the calculation of Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of December 31, 2011 the undrawn amount is $21,875,735. In addition to the Minimum Liquidity covenant, the Sixth Amendment requires the Company to obtain the lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the lenders.  The Company was in compliance with all of the covenants related to this Sixth Amendment as of December 31, 2011 and expects to be in compliance through all covenants in effect in 2012 through the April 30, 2012 expiration of the Sixth Amendment.

At the end of the commercial framework period we will provide to our lenders the compliance certificates for the deferred periods. As described in note 6, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility. Among other things, the third amendatory agreement reduced the facility to $1.2 billion and changed the applicable interest rate to 2.5% over LIBOR. In addition, among other changes, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods. Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated. We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010. We have remained in compliance with the amended collateral covenants during the accounting periods ended March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, but would not have been in compliance for these periods under the agent's interpretation of the original collateral covenants. We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant has not occurred, and that we remain in compliance with all covenants in effect at December 31, 2011. However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, which would constitute a default under the facility agreement and would result in the classification as current of the amounts due under the facility agreement and would lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory alternative terms or obtain a waiver from the lenders.

We cannot assure you that we will be able to borrow amounts under our credit facility and restrictive covenants in our credit facility may impose financial and other restrictions on us.

We entered into a senior secured revolving credit facility in July 2005. We used borrowings under the revolving credit facility to refinance a portion of our outstanding indebtedness at the time of our initial public offering in June 2005 and to fund vessel acquisitions. Since then, we have amended and restated our credit facility to accommodate our newbuilding program of 27 vessels, of which we have taken delivery of all 27 vessels. Our credit facility, which is secured by mortgages on the vessels in our fleet, requires us to maintain a minimum required security cover that ensures that the market value of our fleet does not fall below a certain percentage of the outstanding amount of the loan, a minimum adjusted net worth, a minimum interest coverage ratio and minimum liquidity. A violation of these covenants constitutes an event of default under our credit facility and, if not cured within the applicable grace period set forth under the facility, provides our lenders with the right to require us to pay down our indebtedness to a level where we are in compliance with our loan covenants or provide additional security, sell vessels in our fleet, reclassify the amount outstanding under the facility as a current liability and accelerate the loan and foreclose their liens on our vessels, which would impair our ability to continue to conduct our business.

In December 2008, we entered into an amendment to the credit facility to, among other changes, reduce the required minimum security value of our fleet, reduce the required minimum net worth and amended the applicable interest margin to 1.75% over LIBOR. In August 2009, we entered into a further amendment to the credit facility, which, among other things, amended the applicable interest margin to 2.5% over LIBOR and, until we are in compliance with the original covenants for two consecutive accounting periods, amended the security cover ratio from market value to book value and reduced the required minimum interest coverage ratio. In September 2011, we entered into the Sixth Amendment, which expires on April 30, 2012 and suspends (i) our compliance with the minimum adjusted net worth covenant until April 30, 2012 for the accounting periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011 and (ii) our compliance with the minimum liquidity covenant until January 30, 2012. The Sixth Amendment also requires us to obtain the lenders' consent for additional vessel dispositions during the commercial framework period and to make reasonable efforts to meet certain reporting requirements to the lenders.

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

We are dependent on spot charters and any decrease in spot charter rates in the future may adversely affect our earnings and our ability to pay dividends

We currently operate a fleet of 45 owned vessels, of which 37 vessels were employed for less than one year as of December 31, 2011, exposing us to fluctuations in spot market charter rates. Historically, the dry bulk market has been volatile as a result of the many conditions and factors that can affect the price, supply and demand for dry bulk capacity. The recent global economic crisis may further reduce demand for transportation of dry bulk cargoes over longer distances and supply of dry bulk vessels to carry such dry bulk cargoes, which may materially affect our revenues, profitability and cash flows. The spot charter market may fluctuate significantly based upon supply of and demand for vessels and cargoes. The successful operation of our vessels in the competitive spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, then we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or to pay dividends, if any, in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

Our ability to renew the charters on our vessels on the expiration or termination of our current charters,  including the 37 charters scheduled to expire in 2012 and the charter rates payable under any such replacement charters will depend upon, among other things, economic conditions in the sectors in which our vessels operate at that time, changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the seaborne transportation of energy resources.

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

The acquisition and management of the 45 vessels in our operating fleet have imposed, and additional dry bulk vessels that we may acquire in the future will impose, significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. Further, we have recently commenced providing technical management services to certain of our vessels in house and expect to provide these services to additional vessels in our fleet.  We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing time charters.

We intend to continue to grow our business. Our future growth will primarily depend on:

•	locating and acquiring suitable vessels;

•	obtaining required financing on acceptable terms;

•	identifying and consummating acquisitions or joint ventures;

•	enhancing our customer base; and

•	managing our expansion.

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

We have entered into and may enter into in the future, among other things, charter parties with our customers, credit facilities with banks and interest rate swap agreements. Such agreements subject us to counterparty risks. The ability of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime industry, the overall financial condition of the counterparty, charter rates received for specific types of vessels, the supply and demand for commodities such as iron ore, coal, grain, and other minor bulks and various expenses. Should a counterparty fail to honor its obligations under agreements with us, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend upon a few significant customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.

We derive a significant part of our revenues from a small number of charterers. In 2011, one customer individually accounted for more than 10% of our time charter revenue. The charterers' payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the dry bulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our shareholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers.

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

These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, delay or rerouting. If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and may be substantial. We may not have insurance that is sufficient to cover these costs or losses and may have to pay drydocking costs not covered by our insurance. The loss of earnings while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, would decrease our earnings and reduce the amount of cash that we have available for dividends. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located to our vessels’ positions. Any of these circumstances or events could increase our costs or lower our revenues. The involvement of our vessels in an environmental disaster may harm our reputation as a safe and reliable vessel owner and operator.

The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 45 dry bulk vessels in our operating fleet as of December 31, 2011 is approximately five years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

We may be subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

We may be, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, and other litigation that arises in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and the ultimate outcome of any litigation or the potential costs to resolve them may have a material adverse effect on us. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent which may have a material adverse effect on our financial condition.

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

Based on the current operation of our vessels, if we were subject to this tax, our United States federal income tax liability would be approximately $1,300,000, $1,200,000 and $900,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Because the operations of our vessels are under the control of third party charterers, we can give no assurance that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

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

Investment in derivative instruments, such as forward freight and swap agreements, could result in losses.

From time to time, we may take positions in derivative instruments, including freight forward agreements, or FFAs. FFAs and other derivative instruments may be used to hedge a vessel owner's exposure to the charter market by providing for the sale of a contracted charter rate along a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs or other derivative instruments and do not correctly anticipate charter rate movements over the specified route and time period, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows.

In addition, we have entered into interest rate swaps effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements. Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2011, the fair value of our interest rate swaps was a liability of $9.5 million.

Risks Relating to Our Common Stock

 We are incorporated in the Marshall Islands, which does not have a well-developed body of corporate law.

Our corporate affairs are governed by our amended and restated articles of incorporation and bylaws and by the Marshall Islands Business Corporations Act, or the BCA. The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the laws of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in the United States. The rights of stockholders of companies incorporated in the Marshall Islands may differ from the rights of stockholders of companies incorporated in the United States. While the BCA provides that it is to be interpreted according to the laws of the State of Delaware and other states with substantially similar legislative provisions, there have been few, if any, court cases interpreting the BCA in the Marshall Islands and we can’t predict whether Marshall Islands courts would reach the same conclusions as United States courts. Thus, you may have more difficulty in protecting your interests in the face of actions by the management, directors or controlling stockholders than would stockholders of a corporation incorporated in a United States jurisdiction which has developed a relatively more substantial body of case law.

The market price of our common shares has fluctuated widely and may continue to  fluctuate in the future.

The market price of our common shares has fluctuated widely since we became a public company in June 2005 and may continue to do so as a result of many factors, including our actual results of operations and perceived prospects, the prospects of our competition and of the shipping industry in general and in particular the dry bulk sector, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, changes in general valuations for companies in the shipping industry, particularly the dry bulk sector, changes in general economic or market conditions and broad market fluctuations.

The price of our common stock has dropped below $5.00 per share, and the last reported closing price on the NASDAQ Global Select Market on March 13, 2012 was $1.54 per share. As long as the market price of our common shares remains below $5.00 per share, under stock exchange rules, our shareholders will not be able to use such shares as collateral for borrowing in margin accounts. This inability to use our common shares as collateral may depress demand as certain institutional investors are restricted from investing in shares priced below $5.00 and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common shares.

The public market for our common shares may not continue to be active and liquid enough for you to resell our common shares in the future.

We cannot assure you that an active or liquid public market for our common stock will continue.  Since 2008, the stock market has experienced extreme price and volume fluctuations.  If the volatility in the market continues or worsens, it could continue to have an adverse effect on the market price of our common shares and could impact a potential sale price if holders of our common stock decide to sell their shares.

The seaborne transportation industry has been highly unpredictable and volatile. The market for common shares in this industry may be equally volatile. The market price of our common shares may be influenced by many factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

•	mergers and strategic alliances in the shipping industry;

•	terrorist acts;

•	future sales of our common shares or other securities;

•	market conditions in the shipping industry;

•	economic and regulatory trends;

•	shortfalls in our operating results from levels forecast by securities analysts;

•	announcements concerning us or our competitors;

•	the general state of the securities market; and

•	investors’ perception of us and the dry bulk shipping industry.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above the price they paid for such shares. These broad market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance.

Future sales of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. Our amended and restated articles of incorporation authorize us to issue 100 million shares of common stock of which 63,003,286 shares were issued and outstanding as of December 31, 2011. We intend to issue additional shares of our common stock in the future. Our shareholders may incur dilution from any future equity offering and upon the issuance of additional shares of our common stock upon the exercise of options we have granted to certain of our executive officers or upon the issuance of additional shares of common stock pursuant to our equity incentive plan.

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

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease office space at 477 Madison Avenue, New York, New York 10022.

ITEM 3. LEGAL PROCEEDINGS

On June 13, 2011, a complaint against our board of directors, a former director and certain officers was filed in the United States District Court for the Southern District of New York alleging that the directors amd officers breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company’s Management Agreement with Delphin Shipping LLC (“Delphin”) and the participation of the Company’s Chief Executive Officer and Chairman of the Board and his ownership interest in Delphin; and (iii) the adjournment of the Company’s 2011 Annual Meeting of Shareholders. The complaint seeks rescission of director and officer compensation for those years and the Management Agreement, as well as unspecified damages. Discovery is proceeding in the action.

On August 23, and August 30, 2011, respectively, two additional lawsuits were brought in the Supreme Court of the State of New York against our board of directors and a former director alleging substantially similar breaches of fiduciary duties as those alleged in the lawsuit filed on June 13, 2011.  The Company’s motion to stay these proceedings pending the outcome of the June 13, 2011 action was granted on January 11, 2012.

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

Additional Information about legal proceedings described above is set forth in Note 1 and Note 8 to the Consolidated Financial Statements included in this Annual Report.

 From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The trading market for shares of our common stock is the Nasdaq Stock Market, on which our shares are quoted under the symbol "EGLE." As of March 15, 2011, the number of stockholders of record of the Company's common stock was approximately 63,003,286. The following table sets forth the high and low closing prices for shares of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market:

For the period:	High	Low

January 1, 2011 to March 31, 2011	$5.06	$3.62
April 1, 2011 to June 30, 2011	$3.80	$2.30
July 1, 2011 to September 30, 2011	$2.72	$1.57
October 1, 2011 to December 31, 2011	$1.70	$0.89

January 1, 2010 to March 31, 2010	$5.99	$4.76
April 1, 2010 to June 30, 2010	$5.91	$4.22
July 1, 2010 to September 30, 2010	$5.28	$3.96
October 1, 2010 to December 31, 2010	$5.71	$4.86

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan

2011 Equity Incentive plan.  In November 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of affording an incentive to eligible persons. The 2011 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2011 Plan is administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2011 Plan.  The shares reserved for issuance under the 2011 Plan are not subject to adjustment in the event of a stock split commenced prior to the Company’s 2012 Annual General Meeting.  However, the 2011 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2011 Plan that no options granted under the plan would , in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable and that the vesting of any options awarded under the 2011 Plan would be conditional on the Company refinancing or restructuring its credit facility and that the Company would not grant any additional awards under the 2011 Plan.

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

ITEM 6. SELECTED FINANCIAL DATA

We were incorporated on March 23, 2005 and our predecessor, Eagle Holdings LLC, was formed on January 26, 2005. The following table sets forth selected financial data for each of the five years in the period ended December 31, 2011. Certain information in the table has been derived from the Company's audited financial statements and notes thereto. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In accordance with standard shipping industry practice, we did not obtain from the sellers historical operating data for the vessels that we acquired, as that data was not material to our decision to purchase the vessels. Accordingly, we have not included any historical financial data relating to the results of operations of our vessels from the period before our acquisition of them. Please see the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Lack of Historical Operating Data for Vessels Before their Acquisition."

(Dollar amounts in thousands except Per Share amounts and Fleet Data)	2011	2010	2009	2008	2007
Income Statement Data
Revenues, net of commissions	$313,432	$265,036	$192,574	$185,425	$124,815
Voyage expenses	44,346	3,727	—	—	—
Vessel expenses	85,050	72,984	50,161	36,270	27,144
Charter hire expenses	41,216	9,983	—	—	—
Depreciation and Amortization	73,084	62,945	44,329	33,949	26,436
General and Administrative Expenses	37,559	40,029	32,714	34,567	11,776
Loss (gain) on Sale of Vessel	509	(291)	—	—	(873)
Write-off of advances for vessel construction	—	—	—	3,883	—
Total Operating Expenses	281,764	189,377	127,204	108,669	64,483
Interest Expense, Net	46,640	48,516	28,700	13,033	8,088
Write-off of deferred financing costs	—	—	3,383	2,090	—
Other expenses (income)	(152)	298	—	—	—
Net Income (loss)	$(14,820)	$26,845	$33,287	$61,633	$52,244

Share and Per Share Data
Basic Income (loss) per share	$(0.24)	$0.43	$0.60	$1.32	$1.24
Diluted Income (loss) per share	(0.24)	0.43	0.60	1.31	1.24
Weighted Average Shares Outstanding - Diluted	62,621,771	62,417,247	55,923,308	46,888,788	42,195,561
Cash Dividends Declared per share	$—	$—	$—	$2.00	$1.98

Consolidated Cash Flow Data
Net cash from operating activities	$58,296	$94,340	$90,525	$109,536	$82,889
Net cash used in investing activities	(157,786)	(280,996)	(228,624)	(336,658)	(446,251)
Net cash (used in)/from financing activities	(4,556)	244,433	200,235	83,427	493,989

Consolidated Balance Sheet Data	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Current Assets	$55,891	$150,733	$84,205	$16,864	$157,454
Total Assets	1,867,257	1,896,573	1,608, 203	1,362,176	1,136,008
Total Liabilities	1,193,081	1,227,486	988,474	890,749	621,037
Long-term Debt	1,097,385	1,151,354	900,171	789,601	597,243
Stockholders' Equity	674,176	669,087	619,729	471,427	514,971

Other Data
EBITDA (a)	$108,853	$148,663	$121, 239	$127,683	$99,418
Capital Expenditures :
Vessels	$179,106	$301,796	$228,530	$336,438	$458,262
Payments for Drydockings	$2,809	$2,828	$4,477	$2,389	$3,625
Ratio of Total Debt to Total Capitalization (b)	63.6%	63.2%	59.2%	62.6%	53.7%

Fleet Data
Number of Vessels in operating fleet	45	38	27	23	18
Average Age of Fleet (in dwt weighted years)	5	5	6	6	6
Fleet Ownership Days	15,290	12,958	9,106	7,229	6,166
Chartered-in under operating lease Days	2,421	476	—	—	—
Fleet Available Days	17,619	13,323	8,999	7,172	6,073
Fleet Operating Days	17,514	13,274	8,966	7,139	6,039
Fleet Utilization Days	99.4%	99.6%	99.6%	99.5%	99.4%

(a)
Our revolving credit facility permits us to pay dividends in amounts up to cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The Company's computation of EBITDA may not be comparable to similar titled measures of other companies. Following an amendment to the revolving credit facility in December 2008, payment of dividend has been suspended until certain covenants requirements have been met and our board of directors determines in its discretion to declare and pay future dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

(b)	Ratioof Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

	2011	2010	2009	2008	2007
Net Income/(Loss)	$(14,819,749)	$26,844,650	$33,287,271	$61,632,809	$52,243,981
Interest Expense	46,769,965	48,885,674	28,904,610	15,816,573	12,741,106
Depreciation and Amortization	73,084,105	62,945,478	44,329,258	33,948,840	26,435,646
Amortization of fair value (below) above market of time charter acquired	(5,088,268)	(4,754,407)	(2,643,820)	(799,540)	3,740,000
EBITDA	99,946,053	133,921,395	103,877,319	110,598,682	95,160,733
Adjustments for Exceptional Items:
Write-off of Advances for Vessel Construction (1)	—	—	—	3,882,888	—
Write-off of Financing Fees (1)	—	—	3,383,289	2,089,701	—

Non-cash Compensation Expense (2)	8,907,089	14,741,813	13,977,974	11,111,885	4,256,777
Credit Agreement EBITDA	$108,853,142	$148,663,208	$121,238,582	$127,683,156	$99,417,510

(1)	One time charge (see Notes to the financial statements).
(2)	Stock based compensation related to stock options and restricted stock units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the years ended December 31, 2011, 2010 and 2009. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections.  These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) the outcome of our discussions with the agent of our revolving credit facility regarding the calculation of collateral covenants, (xi) the outcome of legal proceeding in which we are involved; and (xii) and other factors listed from time to time in our filings with the SEC. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this quarterly report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk are Handymax vessels ranging in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2011, we owned and operated a modern fleet of 45 Handymax segment dry bulk vessels, 43 of which are of the Supramax class.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 45 vessels in our operating fleet, with an aggregate carrying capacity of 2,451,259 deadweight tons, have an average age of only five years compared to an average age for the world Handymax dry bulk fleet of approximately 12 years.

On September 26, 2011, we successfully entered into a Sixth Amendatory and Commercial Framework Implementation Agreement, as discussed in Note 1 to the consolidated financial statements and in the “Liquidity and Capital Resources” section below.

In May 2011, the Company decided to sell the Heron, a 2001-built Supramax, and reached an agreement to sell the vessel for $22,511,226, after brokerage commissions payable to a third party.  The Heron was not available for delivery until the third quarter. On July 26, 2011 the Company sold the vessel and realized a net loss of $509,076.

During the third quarter of 2010, the Company launched a freight trading operation to capitalize on value creation strategies in spot trading which include contracts of affreightment, time charter-in and -out and derivative instruments. These trading capabilities will extend the Company's global presence, which includes a new office in Singapore.

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages (over Panamax and Capesize vessels),

(2)
our strategy is to balance between long-term time charters and revenues generated by short-term time charters and voyage charters to maximize our financial performance throughout shipping cycles. We have entered into time and voyage charter employment contracts for all the vessels in our operating fleet. We charter some of our vessels pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. Several of the newly constructed vessels are on long term charters with an average duration of eight years. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index linked charters and voyage charters will provide us with the revenue upside as the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index linked or short-term time charters or voyage charters when the dry bulk carter market improves. All the charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates,

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

The following are several significant events that occurred during 2011:

•	In January 2011, we took delivery of our fifteenth vessel from China, Thrush.

•	In February 2011, we took delivery of our sixteenth vessel from China, Nighthawk.

•	In May 2011, we took delivery of our seventeenth vessel from China, Oriole.

•	In July 2011, we sold the Heron, a 2001-built Supramax and we realized a net loss of $509,076 and received net proceeds of $22,511,226.

•	In July 2011, we took delivery of our eighteenth and nineteenth vessels from China, Owl and Petrel bulker.

•	In August 2011, we took delivery of our twentieth vessel from China, Puffin bulker.

•	In September 2011, we took delivery of our twenty first vessel from China, Roadrunner bulker.

•	In September 2011, we successfully entered into a Sixth Amendatory and Commercial Framework Implementation Agreement.

•	In October 2011, we took delivery of our twenty second vessel from China, Sandpiper bulker, the last of our newbuilding vessels to be delivered.

The following are several significant events that occurred during 2010:

•	In January 2010, we took delivery of four newbuilding vessels, Thrasher, Crane, Egret bulker and Golden Eagle (This vessel is the fourth of the series of five vessels being built in Japan).

•	In February 2010, we took delivery of two newbuilding vessels, Avocet and Imperial Eagle (The last vessel of the series of five vessels being built in Japan).

•	In April 2010, we took delivery of our ninth newbuilding vessel from China, Gannet Bulker.

•	In May 2010, we took delivery of our tenth newbuilding vessel from China, Grebe Bulker.

•	In June 2010, we took delivery of our eleventh newbuilding vessel from China, Ibis Bulker.

•	In July 2010, we took delivery of our twelfth and thirteenth newbuilding vessel from China, Jay and Kingfisher.

•	In August 2010, we took delivery of our fourteenth newbuilding vessel from China, Martin.

•	In September 2010, we launched our freight trading operation. The trading operation has extended the Company’s global presence, which includes a new office in Singapore.

•	In September 2010, we sold the oldest and the smallest vessel in its fleet, the Griffon a 1995-built Handymax and we realized a net gain of $291,011 and received net proceeds of $21,055,784.

The following are several significant events that occurred during 2009:

•	In January 2009, we took delivery of a newbuilding vessel, Crested Eagle. This vessel is the second of the series of five vessels being built in Japan.

•	In March 2009, we took delivery of a newbuilding vessel, Stellar Eagle. This vessel is the third of the series of five vessels being built in Japan.

•	In May - June 2009, we raised $100 million by issuing shares of our common stock.

•	In August 2009, we amended and reduced our revolving credit facility to $1,200,000,000.

•	In September 2009, we set up our own in-house technical management operation.

•	We took delivery of our third newbuilding vessel from China, Bittern, in October 2009.

•	We took delivery of our fourth newbuilding vessel from China, Canary, in December 2009.

We have employed all of our vessels on time and voyage charters. The following table represents certain information about the Company's owned vessel revenue earning charters:

The following table represents certain information about our revenue earning charters on our operating fleet as of December 31, 2011:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet (2)	2010	53,462	Jan 2012	$8,050(3)

Bittern (2)	2009	57,809	Feb 2012	$13,500(3)

Canary (2)	2009	57,809	Jan 2012	$15,500(3)

Cardinal	2004	55,362	Dec 2012 to Feb 2013	Index (4)

Condor	2001	50,296	Jan 2012 to Mar 2012	$15,250

Crane (2)	2010	57,809	Feb 2012	Voyage(3)

Crested Eagle	2009	55,989	Jan 2012	$13,300(3)

Crowned Eagle	2008	55,940	Aug 2012 to Oct 2012	$14,000

Egret Bulker	2010	57,809	Oct 2012 to Feb 2013	$17,650(5) (with 50% profit share over $20,000)

Falcon	2001	50,296	Jan 2012 to Mar 2012	$14,000

Gannet Bulker	2010	57,809	Jan 2013 to May 2013	$17,650(5) (with 50% profit share over $20,000)

Golden Eagle	2010	55,989	Mar 2012	$15,750

Goldeneye	2002	52,421	Oct 2012 to Jan 2013	Index(4)

Grebe Bulker	2010	57,809	Feb 2013 to Jun 2013	$17,650(5) (with 50% profit share over $20,000)

Harrier	2001	50,296	Feb 2012	$15,000(3)

Hawk I	2001	50,296	Jan 2012 to Feb 2012	$13,500(3)

Ibis Bulker	2010	57,775	Mar 2013 to Jul 2013	$17,650(5) (with 50% profit share over $20,000)

Imperial Eagle	2010	55,989	Nov 2012 to Feb 2013	Index(4)

Jaeger	2004	52,248	Nov 2012 to Jan 2013	Index(4)

Jay(2)	2010	57,802	Jan 2012	Spot(3)

Kestrel I	2004	50,326	Aug 2012 to Oct 2012	Index(4)

Kingfisher (2)	2010	57,776	Feb 2012	Voyage

Kite	1997	47,195	Feb 2012 to May 2012	$10,000

Kittiwake	2002	53,146	Jan 2012 to Mar 2012	$14,950(3)

Martin(2)	2010	57,809	Jan 2012	Voyage(3)

Merlin	2001	50,296	Jan 2012 to Mar 2012	$15,625

Nighthawk(2)	2011	57,809	Jan 2012	Voyage(3)

Oriole(2)	2011	57,809	Feb 2012	$26,750(3)

Osprey I	2002	50,206	Jan 2012 to Feb 2012	$14,000(3)

Owl(2)	2011	50,809	Feb 2012 to Apr 2012	Voyage(3)

Peregrine	2001	50,913	Jan 2012	$12,750(3)

Petrel Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(5) (with 50% profit share over $20,000)

Puffin Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(5) (with 50% profit share over $20,000)

Redwing	2007	53,411	Jan 2012	Voyage(3)

Roadrunner Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(5) (with 50% profit share over $20,000)

Sandpiper Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(5) (with 50% profit share over $20,000)

Shrike	2003	53,343	Jan 2012 to Mar 2012	$14,500

Skua	2003	53,350	Jan 2012 to Apr 2012	$14,500

Sparrow	2000	48,225	Feb 2012	Spot(3)

Stellar Eagle	2009	55,989	Feb 2012 to Apr 2012	$15,100

Tern	2003	50,200	Feb 2012	Spot(3)

Thrasher (2)	2010	53,360	Mar 2012	$13,250(3)

Thrush	2011	53,297	Jan 2012 to Apr 2012	$15,500

Woodstar (2)	2008	53,390	Feb 2012	$15,000(3)

Wren (2)	2008	53,349	Feb 2012	Spot(3)

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 0.625% to 5.00%, to third party ship brokers.

(2)
The charter rate does not include any shortfall between the vessels’ actual daily earnings and the $17,000 per day that KLC is responsible for. Revenue from KLC will be recognized when collectability is assured. In addition, up to December 2015 Eagle is entitled to 100% profit share is between $17,000 to $21,000 and 50% profit share thereafter, from January 2016 to Dec 2018/Apr 2019 with 50% profit share above $17,000.

(3)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months.

(4)	Index, an average of the trailing Baltic Supramax Index.

(5)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.

Market Overview

The international shipping industry is highly competitive and fragmented with many market participants as of January 31, 2011. There are approximately 8,997 dry bulk carriers (over 10,000 dwt) totaling 624 million dwt.  The world dry bulk fleet remains very fragmented with no single owner accounting for more than 4% in any particular sub-sector.  We compete with other (primarily private) owners of dry bulk vessels in the Handysize, Handymax, and Panamax asset classes.

Competition in drybulk trade is intense.  Demand is a function of world economic conditions and the consequent requirement for commodities, production and consumption patterns, as well as events which interrupt production, trade routes, and consumption. We compete for charters on the basis of price, vessel location, size, age, and condition, as well as on our reputation as an owner and operator. Customers, or charterers, tend to prefer modern vessels (over older ships) due to their greater operational reliability, lower fuel consumption, and improved built-designs complying with more recent regulation standards.  Consequently, owners of large modern fleets tend to have a competitive advantage over owners operating older ships.

Our strategy is to concentrate in one vessel category within the dry bulk segment- the Handymax sector.  Handymax dry bulk vessels range in size from 35,000 to 64,999 dwt.  Within the Handymax sector, the industry has migrated to a larger size vessel class called the Supramax which ranges in size from 50,000 to 64,999 dwt. These vessels have the cargo loading and unloading flexibility offered by its on-board cranes while its cargo carrying capacity approaches that of Panamax class vessels, which ranges in size between 65,000 and 100,000 dwt and requires onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers.  Forty-three of the 45 vessels in our operating fleet as of December 31, 2011 are classified as Supramax vessels.

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet. As of January 2012, 18% of the world Handymax fleet is 20 years or older. The 45 Handymax vessels in our operating fleet have an average age of approximately 5 years as of December 31, 2011, compared to an average age for the world Handymax dry bulk fleet of over 12 years. The Handymax newbuilding orderbook currently stands at 32% of the world Handymax fleet.

The Handymax Market

Drybulk shipping experienced a challenging year in 2011 as net supply growth exceeded demand.  2011 was a record year for scrapping, but it was not enough to absorb peak orderbook deliveries. As a result, net supply grew by over 14%.  Global trade demand grew by a respectable 5% thanks to a continued appetite for commodities, including coal, grain, iron ore, and other minor bulks.  Rates weakened across all asset classes in 2011: Handymax rates decreased 35% to an average $14,400 per day, Panamax rates decreased 44% to an average $14,000 per day, and Capesize rates decreased 53% to average $15,600 per day.  Supramax segments outperformance can be attributed to better supply-demand fundamentals and to its ability to carry a diversified cargo mix as compared to the larger vessels.

Industry research indicates estimated dry bulk vessel deliveries for 2012 and 2013 will be 122 million dwt and 54m dwt, respectively.  It is widely believed that a material amount of these scheduled deliveries will not materialize due to a variety of reasons, including: inflated orderbook figures, owner and yard-related financing issues, and increasing labor cost and appreciating currency issues for yards.  Demand for dry bulk is expected to remain strong in 2012 with growth expected to reach over 5%.

In the Capesize sector, over 400 vessels are on order which is equivalent to approximately 32% of existing fleet. The Panamax sector has about 34% of its existing fleet on order. The Handymax sector has about 32% of its existing fleet on order with the bulk of deliveries occurring in 2012. However, the sub-Panamax fleet is older with a considerable proportion of the trading fleet over 25 years of age allowing for another potential record year for scrapping.

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

Revenue Recognition

Revenues are generated from time charters and voyage charters. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the completion of discharge of the previous charterer’s cargo and is deemed to end upon the completion of discharge of the current cargo, provided an agreed non-cancelable charter between the Company, charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Revenue under voyage charters will not be recognized until a charter has been agreed even if the vessel has discharged its previous cargo and is proceeding to an anticipated port of loading.

Revenues generated from time charters linked to the Baltic Supramax index and/or revenues generated from profit sharing arrangements are recognized over the term of the respective time charter agreements as service is provided and the profit sharing is fixed and determinable.

Vessel Lives and Impairment

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased less depreciation. We depreciate our dry bulk vessels on a straight-line basis over their estimated useful lives, estimated to be 28 years from date of initial delivery from the shipyard to the original owner. Depreciation is based on cost less the estimated residual salvage value. Salvage, or scrap, value is based upon a vessel's lightweight tonnage ("lwt") multiplied by a scrap rate. We use a scrap rate of $150 per lwt, to compute each vessel's salvage value. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, the vessel's useful life is adjusted to end at the date such regulations become effective. An increase in the useful life of a dry bulk vessel or in its salvage value would have the effect of decreasing the annual depreciation charge and extending it into later periods. A decrease in the useful life of a dry bulk vessel or in its salvage value would have the effect of increasing the annual depreciation charge.

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

During the past few years, the market values of vessels have experienced particular volatility, with substantial declines in many vessel classes.  As a result, the charter-free market value, or basic market value, of certain of our vessels may have declined below those vessels’ carrying value. When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value. We also experienced a significant decline in our market capitalization which is below our equity book value.  We concluded at December 31, 2011 that the future income streams expected to be earned by our vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that accordingly, our vessels were not impaired under U.S. GAAP. Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin. Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

We determine undiscounted projected net operating cash flow for each vessel and compare it to the vessel carrying value. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. In developing estimates of future cash flows, the Company must make assumptions about future charter rates, ship operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing. For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the last twenty years of historical average of one to three years time charter. Actual equivalent drybulk shipping rates are currently lower than the estimated rate. We believe current rates have been driven by short term disruptions in demand and a slowdown in the availability of global credit. The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 28 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective. There can be no assurance as to how long charter rates and vessel values will remain at their currently low levels or whether they will improve by any significant degree. Charter rates may remain at depressed levels for some time, which could adversely affect our revenue and profitability, and future assessments of vessel impairment. In the event that an impairment were to occur, we would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. We estimate fair value primarily through the use of third party valuations performed on an individual vessel basis. Such valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.

The table set forth below indicates the carrying value of each of our vessels as of December 31, 2011, where we believe has a basic market value below its carrying value, and the aggregate difference between carrying value and basic market value represented by such vessels.  This aggregate difference represents the approximate analysis of the amount by which we believe we would have to reduce our net income if we sold all of such vessels in the current environment, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy.

	Dwt	Year Purchased	Carrying Value
Drybulk Vessels
AVOCET	53,462	2010	$47.1 million*
BITTERN	57,809	2009	$47.5 million*
CANARY	57,809	2009	$47.5 million*
CARDINAL	55,362	2005	$34.2 million*
CONDOR	50,296	2005	$25.0 million*
CRANE	57,809	2010	$48.4 million*
CRESTED EAGLE	55,989	2009	$34.6 million*
CROWNED EAGLE	55,940	2008	$33.8 million*
EGRET BULKER	57,809	2010	$46.5 million*
FALCON	50,296	2005	$25.3 million*
GANNET BULKER	57,809	2010	$47.6 million*
GOLDEN EAGLE	55,989	2010	$35.9 million*
GOLDENEYE	52,421	2008	$58.7 million*
GREBE BULKER	57,809	2010	$46.9 million*
HARRIER	50,296	2005	$25.2 million*
HAWK I	50,296	2005	$24.9 million*
IBIS BULKER	57,775	2010	$46.9 million*
IMPERIAL EAGLE	55,989	2010	$37.4 million*
JAEGER	52,248	2006	$28.8 million*
JAY	57,802	2010	$48.1 million*
KESTREL	50,326	2006	$28.6 million*
KINGFISHER	57,776	2010	$48.2 million*
KITE	47,195	2005	$21.7 million*
KITTIWAKE	53,146	2007	$34.8 million*
MARTIN	57,809	2010	$47.8 million*
MERLIN	50,296	2005	$23.9 million*
NIGHTHAWK	57,809	2011	$43.0 million*
ORIOLE	57,809	2011	$43.5 million*
OSPREY I	50,206	2005	$27.1 million*

OWL	57,809	2011	$44.2 million*
PEREGRINE	50,913	2005	$28.6 million*
PETREL BULKER	57,809	2011	$43.8 million*
PUFFIN BULKER	57,809	2011	$43.6 million*
REDWING	53,411	2008	$67.3 million*
ROADRUNNER BULKER	57,809	2011	$43.8 million*
SANDPIPER BULKER	57,809	2011	$43.6 million*
SHRIKE	53,343	2007	$38.8 million*
SKUA	53,350	2007	$38.8 million*
SPARROW	48,225	2005	$25.4 million*
STELLAR EAGLE	55,989	2009	$33.7 million*
TERN	50,200	2006	$25.9 million*
THRASHER	53,360	2010	$47.6 million*
THRUSH	53,297	2011	$50.5 million*
WOODSTAR	53,390	2008	$52.7 million*
WREN	53,349	2008	$52.1 million*

Total DWT	2,451,259

____________________________________

*Indicates drybulk carriers for which we believe, as of December 31, 2011, the basic charter-free market value is lower than the vessel’s carrying value.  We believe that the aggregate carrying value of these vessels exceeds their aggregate basic charter-free market value by approximately $667 million.

We note that 8 of our drybulk vessels are currently employed under long-term, above-market time charters.  We believe that if the vessels were sold with those charters attached, we would receive a premium for those vessels over their basic market value.

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

Costs capitalized as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels’ sale.

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

Results of Operations for the years ended December 31, 2011, 2010 and 2009

Factors Affecting Our Results of Operations

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	2011	2010	2009
Ownership Days	15,290	12,958	9,106
Chartered-in under operating lease Days	2,421	476	—
Total	17,711	13,434	9,106
Available Days	17,619	13,323	8,999
Operating Days	17,514	13,274	8,966
Fleet Utilization	99.4%	99.6%	99.6%

•
Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. There were twenty three vessels in the fleet at the beginning of 2009. During 2009, we took delivery of four newbuilding vessels in January, March, October, and December 2009. Ownership days in 2010 increased due to the delivery of twelve newbuilding vessels, reduced by the sale of one vessel in September 2010. Ownership days in 2011 increased due to the delivery of eight newbuilding vessels, reduced by the sale of one vessel in May 2011.

•
Chartered-in under operating lease days: The Company defines chartered-in under operating lease days as the aggregate number of days in a period during which the Company chartered-in vessels. The Company started to charter-in vessels on a spot basis during the fourth quarter of 2010.

•
Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and drydockings, and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked eight vessels in 2009, five vessels in 2010 and four vessels in 2011.

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

Our revenues for the year ended December 31, 2011 and 2010 were earned from time charters and voyage charters. All our revenues for the year ended December 31, 2009 was earned from time charters. As is common in the shipping industry, we pay commissions ranging from 0.625% to 5% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2011 were $313,432,431 which is comprised of billed time charter revenues and voyage revenues of $322,121,795, amortization of fair value below contract value of time charters acquired of $5,088,268, and deductions for brokerage commissions of $13,777,632. Net revenues for the year ended December 31, 2011 were 18% greater than net revenues for the year ended December 31, 2010, primarily due to the operation of a larger fleet as reflected by the increased operating days, offset by lower charter rates earned by the fleet.

Net revenues for the year ended December 31, 2010 were $265,036,066 which is comprised of billed time charter revenues and voyage revenues of $273,722,177, amortization of fair value below contract value of time charters acquired of $4,754,407, and deductions for brokerage commissions of $13,440,518. Net revenues for the year ended December 31, 2010 were 38% greater than net revenues for the year ended December 31, 2009, primarily due to the operation of a larger fleet as reflected by the increased operating days, and an increase in daily time charter rates.

Net revenues for the year ended December 31, 2009 of $192,574,826 which is comprised of billed time charter revenues of $199,851,763, amortization of fair value below contract value of time charters acquired of $2,643,820, and deductions for brokerage commissions of $9,920,757. While, net revenues for the year ended December 31, 2009 were 4% greater than net revenues for the year ended December 31, 2008, the positive impact of a larger fleet size, offset by a lower time charter rates earned by the fleet.

Voyage Expenses

To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessels.

Vessel Expenses

Vessel expenses for the years ended December 31, 2011, 2010 and 2009 were $85,049,671, $72,983,630, and $50,161,091, respectively. Vessel expenses increase due to increases in the fleet size from 27 vessels in 2009, to 38 vessels in 2010, and to 45 vessels in 2011. Vessel expenses in 2011 included $80,029,369 in vessel operating costs and $5,020,302 in technical management fees. Vessel expenses in 2010 included $69,645,197 in vessel operating costs and $3,338,433 in technical management fees. Vessel expenses in 2009 included $47,466,300 in vessel operating costs and $2,694,791 in technical management fees.

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

With regard to vessel operating expenses, we have entered into technical management agreements for some of our vessels with our independent technical managers, V. Ships and Anglo Eastern International Ltd. In conjunction with our management, our managers have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. Included in Vessel Expenses is a daily fixed management fee for each vessel in our operating fleet paid to our independent technical managers. In 2009, we set up our own in-house technical management department for a portion of our fleet in order to establish a vessel management bench-mark with our external technical managers. For the years ended December 31, 2011, 2010, and 2009, the technical management fees averaged $9,705, $9,562, and $9,233 per month per vessel, respectively.

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

Depreciation and Amortization

For the years ended December 31, 2011, 2010 and 2009, total depreciation and amortization expense was $73,084,105, $62,945,478, and $44,329,258, respectively. Total depreciation and amortization expense for the year ended December 31, 2011 includes $69,887,121 of vessel depreciation and $3,196,984 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2010 includes $59,503,895 of vessel depreciation and $3,441,583 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2009 includes $41,380,917 of vessel depreciation and $2,948,341 of amortization of deferred drydocking costs.

The cost of our vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton. Our depreciation charges will increase as our fleet expands. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels are to be drydocked every two and a half years and, accordingly, these expenses are deferred and amortized over that period.

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

General and administrative expenses for the years ended December 31, 2011, 2010 and 2009 were $37,559,639, $40,029,261, and $32,713,917, respectively.  The General and administrative expenses decrease in 2011 were impacted primarily attributable to lower compensation expense and amortization of restricted stock awards offset by an increase in number of office staff, by an increase in consultant fees, and by allowance for bad debt of $1,811,320 and write offs of $3,506,510 related to amounts receivable from Korea Lines Corporation, who have filed for protective receivership and have received South Korean court approval for rehabilitation during 2011.

The General and administrative expenses increase in 2010 were impacted primarily by opening a new office in Singapore in September 2010, by an increase in the number of office staff, by an increase in consultant fees and cash and non-cash compensation (performance-based compensation and amortization of restricted stock awards) to our executive officers and office staff, and by administrative costs associated with operating a larger fleet, including the extensive newbuilding program.

General and administrative expenses include non-cash compensation charges of $8,907,089, $14,741,813, and $13,977,974, respectively in 2011, 2010, and 2009. These non-cash compensation charges relate to the stock options and restricted stock units granted to members of management and certain directors of the Company under the Stock Incentive Plans (see Note 11).

Interest and Finance Costs

Interest expense, exclusive of capitalized interest, consists of:

	2011	2010	2009

Loan Interest and Commitment Fees	$42,597,361	$45,683,219	$27,530,612
Amortization of Deferred Financing Costs	4,172,604	3,202,455	1,373,998
Write-off of Deferred Financing Costs	—	—	3,383,289

Total Interest Expense	$46,769,965	$48,885,674	$32,287,899

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

For 2011, interest rates on our outstanding debt ranged from 2.63% to 7.73%, including a margin over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 3.97%.

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

Commitment fees of 0.70% incurred on the undrawn portion of the facility.

Cash interest paid during 2011, 2010, and 2009, exclusive of capitalized interest, amounted to $45,297,803, $43,754,242, and $26,116,825, respectively.

Interest costs on borrowings made for the construction of our newbuilding vessels were capitalized until the vessels were delivered (see below).

Write-off of Deferred Financing Costs

In August 2009, we entered into a third Amendatory Agreement to our original $1,600,000,000 revolving credit facility. Among other things, the credit facility was amended to $1,200,000,000. In connection with this amendment and the debt repayment of $48,645,523 we recorded a one-time non-cash charge of $3,383,289, which is a write-off of the portion of deferred finance costs associated with the reduction of the credit facility.

Capitalized Interest

We have contracted for the construction of 27 newbuilding vessels of which 27 vessels have been constructed and delivered in 2008 to 2011. We made periodic progress payments for the construction. Interest costs on related borrowings are capitalized until the vessels were delivered.

Capitalized interest in 2011 amounted to $2,582,127, which includes $2,273,952 in interest and commitment fees, and $308,175 in amortization of financing costs. Capitalized interest in 2010 amounted to $12,020,462, which includes $10,637,033 in interest and commitment fees, and $1,383,429 in amortization of financing costs. Capitalized interest in 2009 amounted to $28,485,470, which includes $26,345,204 in interest and commitment fees, and $2,140,266 in amortization of financing costs. The decrease in capitalized interest is substantially due to the completion of the newbuilding vessels. Cash paid for capitalized interest during 2011, 2010, and 2009 amounted to $3,200,486, $13,725,858, and $26,643,519, respectively.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.

As of December 31, 2011, the following swap contracts were outstanding:

Notional Amount Outstanding – December 31, 2011	Fixed Rate	Maturity
36,752,038	5.225%	08/2012
81,500,000	3.895%	01/2013
84,800,000	3.900%	09/2013
$203,052,038

We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $9,486,116, $22,135,507, and $35,408,049, have been recorded in Fair value of derivative instruments (liabilities) in the Company's balance sheets as of December 31, 2011, 2010 and 2009, respectively.

Gain (loss) on Sale of Vessel

In May 2011, the Company decided to sell the Heron, a 2001-built Supramax, and reached an agreement to sell the vessel for $22,511,226, after brokerage commissions payable to a third party. The Heron was not available for delivery until the third quarter. On July 26, 2011 the Company sold the vessel and realized a net loss of $509,076.

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

	2011	2010	2009
Net Income/(Loss)	$(14,819,749)	$26,844,650	$33,287,271
Interest Expense	46,769,965	48,885,674	28,904,610
Depreciation and Amortization	73,084,105	62,945,478	44,329,258
Amortization of fair value (below) above market of time charter acquired	(5,088,268)	(4,754,407)	(2,643,820)
EBITDA	99,946,053	133,921,395	103,877,319
Adjustments for Exceptional Items:
Write-off of Financing Fees (1)	—	—	3,383,289

Non-cash Compensation Expense (2)	8,907,089	14,741,813	13,977,974
Credit Agreement EBITDA	$108,853,142	$148,663,208	$121,238,582

(1)	One time charge (see Notes to the financial statements).
(2)	Stock based compensation related to stock options, restricted stock units (see Notes to the financial statements).

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the years ended December 31, 2011, 2010 and 2009 was $58,296,117, $94,339,830, and $90,524,861, respectively. The change in 2011, 2010 and 2009 was primarily due to lower rates on time charter renewals offset by cash generated from operation of the fleet for 17,514 days in 2011, compared to 13,274 operating days in 2010, compared to 8,966 operating days in 2009.

Net cash used in investing activities during 2011 was $157,786,210, compared to $280,995,791 in 2010, compared to $228,624,263 in 2009.

Investing activities in 2011 reflected the purchase of the last eight newly constructed vessels, the Thrush, Nighthawk, Oriole, Owl, Petrel bulker, Puffin bulker, Roadrunner bulker and Sandpiper bulker, respectively. In July 2011, the Company sold, the Heron, for proceeds of $22,511,226, after brokerage commissions payable to a third party. In November 2011, the Korea Line Corporation issued stock to Eagle at a fair value of $955,093, as part of our settlement with KLC. Investing activities in 2010 reflected the purchase of twelve newly constructed vessels, the last two Japanese-built vessels, the Golden Eagle and Imperial Eagle, and ten Chinese-built vessels the Thrasher, Crane, Egret bulker, Avocet, Gannet Bulker, Grebe Bulker, Ibis Bulker, Jay, Kingfisher, Martin, and advances for the newbuilding vessel construction program. In September 2010, the Company sold, the Griffon, for proceeds of $21,055,784, after brokerage commissions payable to a third party. Investing activities during 2009 reflected the purchase of the Crested Eagle, Stellar Eagle, Bittern and Canary, which were delivered in the January, March, October and December of 2009, respectively, and advances for the newbuilding vessel construction program.

Net cash used in by financing activities in 2011 was $4,556,384, compared to net cash provided by of $244,432,868 in 2010, compared to net cash provided by $200,235,313 in 2009. In 2011, we repaid $21,875,735 toward our revolving facility, and as part of our sixth amendatory and commercial framework agreement with our lenders we reduced our restricted cash by $19,000,000. In 2010 we borrowed $251,183,596 from our revolving credit facility which was used to partly fund advances for construction of newbuilding vessels, twelve of which, Golden Eagle, Imperial Eagle, Thrasher, Crane, Egret Bulker, Avocet, Gannet Bulker, Grebe Bulker, Ibis Bulker, Jay, Kingfisher and Martin delivered during the year. In 2009 we received 97,291,046 in net proceeds from distribution of common shares of the Company, borrowed $159,215,000 from our revolving credit facility which was used to partly fund advances for construction of newbuilding vessels, four of which, Crested Eagle, Stellar Eagle, Bittern and Canary delivered during the year, repaid $48,645,523 to our lenders under the terms of the amended debt agreement, and incurred $4,515,623 in financing costs related to our debt agreements.

As of December 31, 2011, our cash balance was $25,075,203 compared to a cash balance of $129,121,680 at December 31, 2010. In addition, our Restricted cash balance includes $276,056, for collateralizing letters of credit relating to our office leases and $394,362 which collateralize our derivatives positions as of December 31, 2011.

At December 31, 2011, the Company's debt consisted of $1,129,478,741 in net borrowings under the amended Revolving Credit Facility, which funded the Company's newbuilding program.

On August 4, 2009, the Company entered into a third Amendatory Agreement to its revolving credit facility dated October 19, 2007 (See section entitled "Revolving Credit Facility" for a description of the facility and its amendments). The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes.

On September 26, 2011, we entered into the  Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, most of the provisions of this Sixth Amendment, unless amended, expire on April 30, 2012. Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until April 30, 2012 for accounting periods ended March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, and suspends compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant is reduced to $500,000 multiplied by the number of vessels owned and from March 31 until April 29, 2012 the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and at April 30, 2012 in the amount of $36,000,000. Until April 30, 2012, the calculation of Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of December 31, 2011 the undrawn amount is $21,875,735. In addition to the Minimum Liquidity covenant, the Sixth Amendment requires the Company to obtain the lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the lenders.  The Company was in compliance with all of the covenants related to this Sixth Amendment as of December 31, 2011 and expects to be in compliance through all covenants in effect in 2012 through the April 30, 2012 expiration of the Sixth Amendment.

At the end of the commercial framework period we will provide to our lenders the compliance certificates for the deferred periods. As described in note 6, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility. Among other things, the third amendatory agreement reduced the facility to $1.2 billion and changed the applicable interest rate to 2.5% over LIBOR. In addition, among other changes, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods. Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated. We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010. We have remained in compliance with the amended collateral covenants during the accounting periods ended March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, but would not have been in compliance for these periods under the agent's interpretation of the original collateral covenants. We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant has not occurred, and that we remain in compliance with all covenants in effect at December 31, 2011. However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, which would constitute a default under the facility agreement and would result in the classification as current of the amounts due under the facility agreement and would lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory alternative terms or obtain a waiver from the lenders.

We anticipate that our current financial resources, together with cash generated from operations will be sufficient to fund the operations of our fleet, including our working capital and facility amortization requirements, throughout 2012.  We anticipate that we will not be able to meet our covenants requirements in January 2013.  We are in discussions with our lenders as part of the Sixth Amendment to either amend the facility's amortization schedule or the covenants then in effect. Although there is no assurance that we will be successful in doing so, we continue to seek a satisfactory agreement with our lenders. We are also evaluating a possible asset sales and equity and debt financing alternatives that, if we are successful in executing, could raise incremental cash.

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

The Company has a shelf registration statement filed on Form S-3 on March 2, 2009, subsequently amended, which would enable the Company to issue securities. The shelf is expired on August 28, 2012.

Dividends

The Company did not make any dividend payments in 2011, 2010 and 2009. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Sale of Common Stock

On June 30, 2009, the Company completed its offering under an Equity Distribution Agreement of $100,000,000.  From May through June 2009, the Company sold 14,847,493 common shares. The net proceeds, after underwriting commission of 2.5% and other issuance fees, amounted to $97,291,046. We have incurred fees and expenses aggregating $2,708,951 for the share sales in 2009.

On October 12, 2011, the Company filed a Definitive Proxy Statement with respect to a special meeting of shareholders which was held on November 17, 2011, to approve an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company's issued and outstanding shares of common stock by a ratio of between one-for-three and one-for-ten inclusive, to be determined by the Company's Board of Directors in its discretion, and to authorize the Company's Board of Directors to implement the reverse stock split at any time prior to the Company's 2012 Annual General Meeting of Shareholders by filing such amendment with the Registrar of Corporations of the Republic of the Marshall Islands.

Revolving Credit Facility

On September 26, 2011, we entered into a Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007 which expires on April 30, 2012. Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until April 30, 2012 for accounting periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, and suspends compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant is reduced to $500,000 multiplied by the number of vessels owned and from March 31 until April 29, 2012 the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and at April 30, 2012 in the amount of $36,000,000. Until April 30, 2012, the calculation of Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of December 31, 2011 the undrawn amount is $21,875,735. The Sixth Amendment requires the Company to obtain the lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the lenders.

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

On December 17, 2008, the Company entered into a Second Amendatory Agreement to its $1,600,000,000 revolving credit facility, which among other things, amended the amount of the credit facility to $1,350,000,000. The agreement also amends the minimum security value of the credit facility to include the aggregate market value of the vessels in the Company's operating fleet and the deposits on its newbuilding contracts. The agreement amends the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%. The agreement reduced the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The agreement also amends the interest margin to 1.75% over LIBOR.

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

At December 31, 2011, the Company’s debt consisted of $1,129,478,741, in net borrowings under the amended Revolving Credit Facility, to fund the 45 vessels currently in operation. In connection with the arrangement of the revolving credit facility and its various amendments the Company has recorded deferred financing costs aggregating $3,671,873 in 2009. We will also pay the lender an annual agency fee of $65,000.

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

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2011:

(in thousands of U.S. dollars)	Within One Year(4)	One to Three Years	Three to Five Years	More than Five Years	Total

Bank Loans	$32,094	$1,097,385	$—	$—	$1,129,479
Interest and borrowing fees (1)	44,384	64,442	—	—	108,826
Chartering agreement (2,3)		2,903	9,855	21,735	34,493
Office lease (4)	1,321	2,397	2,223	1,574	7,515

Total	$77,799	$1,167,127	$12,078	$23,309	$1,280,313

(1)
The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $203,052,038. Interest and borrowing fees includes capitalized interest for the newbuilding vessels.

(2)	Not includes obligation of charter in vessels less than one year.
(3)
On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May and October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day.

(4)	Remainder of the lease on the office space which we occupy.

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

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2011, four of our vessels were drydocked and we incurred $2,809,406 in drydocking related costs. In 2010, five of our vessels were drydocked and we incurred $2,827,534 in drydocking related costs. In 2009, eight of our vessels were drydocked and we incurred $4,477,244 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2012	30	$0.75 million
June 30, 2012	-	-
September 30, 2012	15	$0.35 million
December 31, 2012	22	$0.55 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

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
Other Contingencies

We refer you to Note 8 “Legal Proceedings” to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

As of December 31, 2011, the Company's debt consisted of $1,129,478,741 in loans under the revolving credit facility at a margin plus variable rates above the LIBOR. During the year ended December 31, 2011, interest rates on the outstanding debt ranged from 2.63% to 7.73% (including margins). The weighted average effective interest rate was 3.97%.

The Company entered into interest rate swaps to effectively convert a substantial portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of December 31, 2011, the Company had the following swap contracts outstanding:

Notional Amount Outstanding – December 31, 2011	Fixed Rate	Maturity
36,752,038	5.225%	08/2012
81,500,000	3.895%	01/2013
84,800,000	3.900%	09/2013
$203,052,038

The Company records the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $9,486,116 and $22,135,507 has been recorded in Fair value of derivative instruments (liabilities) in the Company's balance sheets as of December 31, 2011 and 2010, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, as amended. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2011 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders (our "2012 Proxy Statement").

Executive Officers

The information concerning our Executive Officers required under this Item is incorporated herein by reference from our 2012 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2012 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2012 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2012 Proxy Statement.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference from our 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference from our 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference from our 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information about the fees for 2011 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2012 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2012 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)   Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule: Financial statement schedules are omitted due to the absence of conditions under which they are required

(b) Exhibits
3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Amended and Restated Bylaws of the Company (1)
3.2.1	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
4.1	Form of Share Certificate of the Company (1)
4.2	Form of Senior Indenture (3)
4.3	Form of Subordinated Indenture (3)
4.4	Rights Agreement (4)
10.1	Form of Registration Rights Agreement (1)
10.2	Form of Management Agreement (1)
10.3	Form of Restricted Stock Unit Award Agreement (5)
10.4	Form of Third Amended and Restated Credit Agreement (7)
10.5	Second Amendatory Agreement of Third Amended and Restated Credit Agreement (8)
10.6	Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan (1)
10.7	Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas (9)
10.8	Eagle Bulk Shipping Inc. 2009 Stock Incentive Plan (10)
10.8
Fourth Amendatory Agreement, dated as of August 4, 2010, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger (11)

10.9	Delphin Management Agreement(13)
10.10
Sixth Amendatory Agreement and Commercial Framework Implementation Agreement, dated as of September 26, 2011, as supplemented, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger

10.11	Eagle Bulk Shipping Inc. 2011 Stock Incentive Plan. (14)
14.1	Code of Ethics (12)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Seward & Kissel LLP
23.3	Consent of PricewaterhouseCoopers LLP
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO
101.
The following materials from Eagle Bulk Shipping Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) the Notes to Consolidated Financial Statements

(1)	Incorporated by reference to the Registration Statement on Form S-1/A, Registration No. 333-123817 filed on June 20, 2005.
(2)	Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 8-A dated November 13, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-3 filed on December 29, 2006.
(4)	Incorporated by reference to the Company's Report on Form 8-K filed on November 13, 2007.
(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2007, filed on November 9, 2007.
(6)	Incorporated by reference to the Company's Report on Form 8-K filed on June 23, 2006.
(7)	Incorporated by reference to the Company's Report on Form 8-K filed on October 25, 2007.
(8)	Incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-3POSASR, Registration No. 333-148417 filed on March 2, 2009.
(9)	Incorporated by reference to the Company's Report on Form 8-K filed on June 20, 2008.
(10)	Incorporated in Appendix A to the proxy statement pursuant to Schedule 14A filed on April 10, 2009.

(11)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2010, filed on November 9, 2010.
(12)	Incorporated by reference to the Company's to be filed 2011 Proxy Statement.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010,
(14)	Incorporated by reference to the Company’s report on Form 8-K filed with the SEC on November 17, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles Zoullas
Name: Sophocles Zoullas
Title: Chief Executive Officer

March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

Signature	Title
/s/ Sophocles Zoullas ___________________________________ Sophocles Zoullas	Chief Executive Officer and Director
/s/ David B. Hiley ___________________________________ David B. Hiley	Director
/s/ Douglas P. Haensel ___________________________________ Douglas P. Haensel	Director
/s/ Joseph Cianciolo ___________________________________ Joseph Cianciolo	Director
/s/ Thomas Winmill ___________________________________ Thomas Winmill	Director
/s/ Alexis P. Zoullas ___________________________________ Alexis P. Zoullas	Director
/s/ Jon Tomasson ___________________________________ Jon Tomasson	Director
/s/ Alan Ginsberg ___________________________________ Alan Ginsberg	Chief Financial Officer and Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Eagle Bulk Shipping Inc. and its subsidiaries at December 31, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company is negotiating with its lenders under an agreement expiring April 30, 2012 to resolve a disagreement over an interpretation of a loan covenant calculation and to address a forecasted covenant breach beginning in the first quarter of 2013.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited the accompanying consolidated balance sheet of Eagle Bulk Shipping Inc. as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Bulk Shipping Inc. at December 31, 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 4, 2011

EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$25,075,203	$129,121,680
Accounts receivable	13,960,777	14,366,495
Prepaid expenses	3,969,905	3,459,721
Inventories	11,083,331	3,190,052
Investment	988,196	—
Fair value above contract value of time charters acquired	567,315	594,611
Fair value of derivative instruments	246,110	—

Total current assets	55,890,837	150,732,559
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $239,568,767 and $176,824,438, respectively	1,789,381,046	1,509,798,249
Advances for vessel construction	—	191,477,225
Other fixed assets, net of accumulated amortization of $324,691and $153,375, respectively	605,519	420,204
Restricted cash	670,418	19,790,341
Deferred drydock costs	3,303,363	4,217,071
Deferred financing costs	11,766,779	16,458,496
Fair value above contract value of time charters acquired	3,041,496	3,608,812
Other assets, net	2,597,270	70,001
Total noncurrent assets	1,811,365,891	1,745,840,399

Total assets	$1,867,256,728	$1,896,572,958

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,642,831	$6,089,273
Accrued interest	2,815,665	6,651,554
Other accrued liabilities	11,822,582	5,850,474
Current portion of long-term debt	32,094,006	—
Deferred revenue and fair value below contract value of time charters Acquired	5,966,698	5,705,326
Unearned charter hire revenue	5,779,928	6,091,332
Fair value of derivative instruments	—	127,758

Total current liabilities	69,121,710	30,515,717
Noncurrent liabilities:
Long-term debt	1,097,384,735	1,151,354,476
Deferred revenue and fair value below contract value of time charters Acquired	17,088,464	23,480,740
Fair value of derivative instruments	9,486,116	22,135,507

Total noncurrent liabilities	1,123,959,315	1,196,970,723
Total liabilities	1,193,081,025	1,227,486,440
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 63,003,286 and 62,126,665 shares issued and outstanding, respectively	630,033	625,604
Additional paid-in capital	745,473,169	738,251,158
Retained earnings (net of dividends declared of $262,118,388 as of December 31, 2011 and 2010, respectively)	(62,474,486)	(47,654,737)
Accumulated other comprehensive loss	(9,453,013)	(22,135,507)

Total stockholders' equity	674,175,703	669,086,518

Total liabilities and stockholders' equity	$1,867,256,728	$1,896,572,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Revenues, net of commissions	$313,432,431	$265,036,066	$192,574,826

Voyage expenses	44,345,774	3,726,847	—
Vessel expenses	85,049,671	72,983,630	50,161,091
Charter hire expenses	41,215,875	9,982,677	—
Depreciation and amortization	73,084,105	62,945,478	44,329,258
General and administrative expenses	37,559,639	40,029,261	32,713,917
Loss (gain) on sale of vessel	509,076	(291,011)	—

Total operating expenses	281,764,140	189,376,882	127,204,266

Operating Income	31,668,291	75,659,184	65,370,560

Interest expense	46,769,965	48,885,674	28,904,610
Interest income	(130,007)	(369,558)	(204,610)
Write-off of deferred financing costs	—	—	3,383,289
Other expenses (income)	(151,918)	298,418	—

Total other expense, net	46,488,040	48,814,534	32,083,289

Net income (loss)	$(14,819,749)	$26,844,650	$33,287,271
Weighted average shares outstanding:
Basic	62,621,771	62,204,443	55,897,946
Diluted	62,621,771	62,417,247	55,923,308
Per share amounts:
Basic net income (loss)	$(0.24)	$0.43	$0.60
Diluted net income (loss)	$(0.24)	$0.43	$0.60

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional	Retained Earnings			Other	Total
	Shares	Common Shares	Paid-In Capital	Net Income	Cash Dividends	Accumulated Deficit	Comprehensive (Loss)Income	Stockholders’ Equity

Balance at January 1, 2009	47,031,300	$470, 313	$614,241,646			$(107,786,658)	$(35,498,525)	$471,426,776
Comprehensive income :
Net income	—	—	—	33,287,271	—	33,287,271	—	33,287,271
Net unrealized gain on derivatives	—	—	—	—	—	—	4,855,592	4,855,592
Comprehensive income	—	—	—	—	—	—	—	38,142,863
Vesting of restricted shares, net of shares withheld for employee tax	247,872	2,479	(1,112,066)	—	—	—	—	(1,109,587)
Issuance of common shares, net of issuance costs	14,847,493	148,475	97,142,571	—	—	—	—	97,291,046
Non-cash compensation	—	—	13,977,974	—	—	—	—	13,977,974
Balance at December 31, 2009	62,126,665	$621, 267	$724,250,125			$(74,499,387)	$(30,642,933)	$619,729,072
Comprehensive income :
Net income	—	—	—	26,844,650	—	26,844,650	—	26,844,650
Net unrealized gain on derivatives	—	—	—	—	—	—	8,507,426	8,507,426
Comprehensive income	—	—	—	—	—	—	—	35,352,076
Vesting of restricted shares, net of shares withheld for employee tax	433,771	4,337	(740,780)	—	—	—	—	(736,443)
Non-cash compensation	—	—	14,741,813	—	—	—	—	14,741,813
Balance at December 31, 2010	62,560,436	$625, 604	$738,251,158			$(47,654,737)	$(22,135,507)	$669,086,518
Comprehensive income :
Net income/(loss)	—	—	—	(14,819,749)	—	(14,819,749)	—	(14,819,749)
Change in unrealized gain on investments	—	—	—	—	—	—	33,103	33,103
Net unrealized gain onderivatives	—	—	—	—	—	—	12,649,391	12,649,391
Comprehensive income	—	—	—	—	—	—	—	(2,137,255)
Vesting of restricted shares, net of shares withheld for employee tax	442,850	4,429	(1,685,078)	—	—	—	—	(1,680,649)
Non-cash compensation	—	—	8,907,089	—	—	—	—	8,907,089
Balance at December 31, 2011	63,003,286	$630, 033	$745,473,169			$(62,474,486)	$(9,453,013)	$674,175,703

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(14,819,749)	$26,844,650	$33,287,271
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation and amortization	69,887,121	59,503,895	41,380,917
Amortization of deferred drydocking costs	3,196,984	3,441,583	2,948,341
Amortization of deferred financing costs	4,172,604	3,202,455	1,373,998
Write-off of deferred financing costs	—	—	3,383,289
Amortization of fair value (below) above contract value of time charter acquired	(5,088,268)	(4,754,407)	(2,643,820)
Loss (gain) on sale of vessel	509,076	(291,011)	—
Unrealized (gain) loss on derivatives, net	(373,868)	127,758	—
Allowance for accounts receivable	1,811,320	—	—
Non-cash compensation expense	8,907,089	14,741,813	13,977,974
Changes in operating assets and liabilities:
Accounts receivable	(1,405,602)	(6,923,045)	(3,085,613)
Prepaid expenses	(510,184)	1,529,725	(1,691,645)
Inventories	(7,893,279)	(3,190,052)	—
Other assets	(2,527,269)	(70,001)	—
Accounts payable	4,553,558	3,799,940	252,273
Accrued interest	(4,526,690)	(4,211,361)	1,429,939
Accrued expenses	5,972,108	2,022,756	805,743
Drydocking expenditures	(2,809,406)	(2,827,534)	(4,477,244)
Deferred revenue	(448,024)	159,467	4,684,138
Unearned charter hire revenue	(311,404)	1,233,199	(1,100,700)

Net cash provided by operating activities	58,296,117	94,339,830	90,524,861
Cash flows from investing activities:
Vessels and vessel improvements and Advances for vessel construction	(179,105,635)	(301,795,862)	(228,530,198)
Purchase of other fixed assets	(356,631)	(255,713)	(94,065)
Proceeds from sale of vessel	22,511,226	21,055,784	—
Investment	(955,093)	—	—
Changes in restricted cash	119,923	—	—

Net cash used in investing activities	(157,786,210)	(280,995,791)	(228,624,263)
Cash flows from financing activities
Issuance of common stock	—	—	99,999,997
Equity issuance costs	—	—	(2,708,951)
Bank borrowings	—	251,183,596	159,215,000
Repayment of debt	(21,875,735)	—	(48,645,523)
Changes in restricted cash	19,000,000	(6,014,285)	(2,000,000)
Deferred financing costs	—	—	(4,515,623)
Cash used to settle net share equity awards	(1,680,649)	(736,443)	(1,109,587)

Net cash provided by (used in) financing activities	(4,556,384)	244,432,868	200,235,313
Net increase/(decrease) in Cash	(104,046,477)	57,776,907	62,135,911
Cash at beginning of period	129,121,680	71,344,773	9,208,862

Cash at end of period	$25,075,203	$129,121,680	$71,344,773

Supplemental cash flow information:
Cash paid during the period for Interest (including capitalized interest and commitment fees of $3,200,486, $13,725,858 and $26,643,519 in 2011, 2010 and 2009, respectively)	$48,498,289	$57,480,100	$52,760,344

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

As of December 31, 2011, the Company's operating fleet consists of 45 vessels. The following tables present certain information concerning the Company's fleet as of December 31, 2011:

No. of Vessels	Dwt	Vessel Type

Vessels in Operation
45 Vessels	2,451,259	43 Supramax
		2 Handymax

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

Charterer	% of Consolidated Charter Revenue
	2011	2010	2009

Charterer A	—	23.2%	16.2%
Charterer B	—	—	13.7%
Charterer C	—	—	12.3%
Charterer D	—	—	18.2%
Charterer E	—	11.0%	—
Charterer F	10.0%	—	—

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

●
At the time of the agreement one vessel was not impacted, subject to the continued performance of the vessel's sub-charterer. The daily time charter rate on this vessel was to remain at $18,300 until January 2014, after which the rate would be $18,000 per day plus 50% of any profits above this rate until the earliest completion of the charter in December 2018. In October, 2011, due to the failure of the sub-charterer to perform, KLC terminated the sub-charter and the Company took over the employment of this vessel at to the same charter rate and terms mentioned above for the other ten vessels.

On April 1, 2011, the Company filed a claim for all unpaid amounts in respect of the employment of the eleven vessels that were under charter to KLC for the period up to February 15, 2011, and agreement was reached with the KLC receivers as to the amount of the claim on September 20, 2011.

On October 14, 2011, following a vote by the interested creditors, the Korean court approved a Rehabilitation Plan, pursuant to which 37% of the Company’s claim in respect of the period up to February 15, 2011 will be paid in cash installments from 2012 through 2021. The majority of the cash payment installments will be paid in the last five years, and the remaining 63% of the said claim will be converted to KLC stock. The KLC stock certificates were issued on November 24, 2011 and are now being secured at the Korean Securities Depository for 6 months from the issuance date until May 24, 2012, the date at which the Company will be able to take possession of the share certificates. The KLC stock is designated as Available For Sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. At November 24, 2011 and December 31, 2011 the KLC stock fair value were $955,093 and $988,196, respectively.

We evaluated the KLC matter to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition and cash flows, and recorded an initial allowance for bad debt in the first quarter of 2011 of $6,586,900, which was updated in the fourth quarter of 2011 to reflect the settlement on November 24, 2011. Accordingly, we adjusted the allowance to $1,811,320, which reflects our recovery of $1,269,070 and write off of $3,506,510. As of December 31, 2011, KLC is not performing in accordance with the $17,000 per vessel per day shortfall arrangement and KLC owes us approximately $4.9 million relating to fourth quarter activities. That revenue does not meet our revenue recognition policy and is not included in our financial statements. We will recognize that revenue and any future revenue from KLC when collectability is assured.

Long-Term Debt and Liquidity

On September 26, 2011, we entered into the  Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, most of the provisions of this Sixth Amendment, unless amended, expire on April 30, 2012. Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until April 30, 2012 for accounting periods ended March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, and suspends compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant is reduced to $500,000 multiplied by the number of vessels owned and from March 31 until April 29, 2012 the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and at April 30, 2012 in the amount of $36,000,000. Until April 30, 2012, the calculation of Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of December 31, 2011 the undrawn amount is $21,875,735. In addition to the Minimum Liquidity covenant, the Sixth Amendment requires the Company to obtain the lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the lenders.  The Company was in compliance with all of the covenants related to this Sixth Amendment as of December 31, 2011 and expects to be in compliance through all covenants in effect in 2012 through the April 30, 2012 expiration of the Sixth Amendment.

At the end of the commercial framework period we will provide to our lenders the compliance certificates for the deferred periods. As described in note 6, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility. Among other things, the third amendatory agreement reduced the facility to $1.2 billion and changed the applicable interest rate to 2.5% over LIBOR. In addition, among other changes, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods. Based on information which we provided in 2010 to the lenders under the revolving credit facility, the agent for the lenders notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated. We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010. We have remained in compliance with the amended collateral covenants during the accounting periods ended March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, but would not have been in compliance for these periods under the agent's interpretation of the original collateral covenants. We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant has not occurred, and that we remain in compliance with all covenants in effect at December 31, 2011. However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, which would constitute a default under the facility agreement and would result in the classification as current of the amounts due under the facility agreement and would lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory alternative terms or obtain a waiver from the lenders.

We anticipate that our current financial resources, together with cash generated from operations will be sufficient to fund the operations of our fleet, including our working capital and facility amortization requirements, throughout 2012.  We anticipate that we will not be able to meet our covenants requirements commencing in January 2013.  We are in discussions with our lenders as part of the Sixth Amendment to either amend the facility's amortization schedule or the covenants then in effect. Although there is no assurance that we will be successful in doing so, we continue to seek a satisfactory agreement with our lenders. We are also evaluating a possible asset sales and equity and debt financing alternatives that, if we are successful in executing, could raise incremental cash.

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

(d)
Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes, an amount of $276,056 which is collateralizing a letter of credit and an amount of $394,362 which collateralizes our derivative position as of December 31, 2011.

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

(h)
Investments: The Company holds an investment in the capital stock of KLC. This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date.  Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If a decline in the value of an investment below cost is deemed other than temporary, the cost of the investment is written down to fair value, with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the relative amount of the decline, our ability and intent to hold the investment until the fair value recovers and the length of time that fair value has been less than cost.

(i)
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

(l)
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

(m)
Accounting for Dry-Docking Costs: The Company follows the deferral method of accounting for dry-docking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next dry-docking is required to become due, generally 30 months. Costs capitalized as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels’ sale.

(n)
Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made.

(o)
Other fixed assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over 3-10 years.

(p)
Accounting for Revenues and Expenses: Revenues are generated from time charters and voyage charters. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the completion of discharge of the previous charterer’s cargo and is deemed to end upon the completion of discharge of the current cargo, provided an agreed non-cancelable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable and collectability is reasonably assured. Revenue under voyage charters will not be recognized until a charter has been agreed even if the vessel has discharged its previous cargo and is proceeding to an anticipated port of loading.

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

(q)
Deferred Revenue: Deferred revenue includes cash received prior to the balance sheet date for which all criteria to recognize as revenue have not been met, including any deferred revenue resulting from charter agreements providing for varying annual rates, which are accounted for on a straight line basis.

(r)
Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.

(s)	Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred and are recorded in Vessel Expenses.

(t)
Protection and Indemnity Insurance: The Vessel's Protection and Indemnity Insurance is subject to additional premiums referred to as "back calls" or "supplemental calls" which are accounted for on an accrual basis and is recorded in Vessel Expenses.

(u)
Derivatives: Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. Starting in November, 2010, the Company entered into certain derivative instruments, including dry bulk shipping Forward Freight Agreements (‘FFAs’) as economic hedges relating to identifiable ship and or cargo positions and as economic hedges of transactions the Company expects to carry out in the normal course of its shipping business.  Changes in the fair value of derivative instruments that have not been designated as hedging instruments are reported in current period earnings.

(v)
Earnings Per Share: Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options and restricted stock unless their impact is antidilutive.

(w)
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

(x)
Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

(y)
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

In September 2011, the FASB issued amended guidance on intangibles - goodwill and other, to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill tests performed for years beginning after December 15, 2011. Early adoption is permitted. We do not expect a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

In December 2011, the FASB issued Accounting Standards Update for comprehensive income, which indefinitely deferred certain provisions, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company's adoption of this accounting standard will not have a material impact on its consolidated results of operations or financial condition.

In December 2011, the FASB issued Accounting Standards Update for balance sheet, which contains new disclosure requirements regarding the nature of an entity's rights of set off and related arrangements associated with its financial instruments and derivative instruments. Under U.S. GAAP, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. The new disclosure requirement will provide financial statement users information regarding both gross and net exposures. This guidance is effective for annual and interim financial statements beginning on or after January 1, 2013. Retrospective application is required. We do not expect a material impact on our consolidated financial statements as a result of the adoption of this standard.

Note 3.  Vessels

a. Vessel and vessel improvements

At December 31, 2011, the Company's operating fleet consisted of 45 dry bulk vessels. In 2011 the Company took delivery of 8 newly constructed vessels. In January, February, May, two in July, August, September and October, the Company took delivery of the Thrush, Nighthawk, Oriole, Owl, Petrel, Puffin, Roadrunner and Sandpiper, respectively.  In May 2011, the Company decided to sell the Heron, a 2001-built Supramax, and reached an agreement to sell the vessel for $22,511,226, after brokerage commissions payable to a third party. The Heron was not available for delivery until the third quarter. On July 26, 2011 the Company sold the vessel and realized a net loss of $509,076.

The Company took delivery of 12 newly constructed vessels, in 2010. In April 2010, the Company decided to sell the oldest and smallest vessel in its fleet, the Griffon a 1995-built Handymax.  The Company sold the Griffon for $21,070,000, after brokerage commission payable to a third party and realized a net gain of $291,011. The Company took delivery of 4 vessels in 2009, acquired 5 vessels in 2008, 3 vessels in 2007, 3 vessels in 2006, 13 vessels in 2005 and sold a vessel in 2007.

Vessel and vessel improvements consist of the following:

Balance vessels and vessel improvements, at December 31, 2009	$1,010,609,956
Vessel improvements	5,836,843
Delivery of newbuild vessels	573,091,093
Disposal of vessel	(20,329,604)
Depreciation expense	(59,410,039)
Balance vessels and vessel improvements, at December 31, 2010	$1,509,798,249
Vessel improvements	2,991,995
Delivery of newbuild vessels	368,800,779
Disposal of vessel	(22,494,172)
Depreciation expense	(69,715,805)
Balance vessels and vessel improvements, at December 31, 2011	$1,789,381,046

b. Advances for vessel construction

In 2011 the Company completed its newbuilding program and took delivery of the last eight Chinese-built vessels, the Thrush, Nighthawk, Oriole, Owl, Petrel, Puffin, Roadrunner and Sandpiper. In 2010 the Company took delivery of twelve newly constructed vessels, the last two Japanese-built vessels, the Golden Eagle and Imperial Eagle, and ten Chinese-built vessels the Thrasher, Crane, Egret, Avocet, Gannet Bulker, Grebe Bulker, Ibis Bulker, Jay, Kingfisher, and Martin. In 2009 the Company took delivery of four newly constructed vessels, Crested Eagle and Stellar Eagle from the Japanese shipyard, and Bittern and Canary from the Chinese shipyard. In 2008 the Company took delivery of three vessels, Wren and Woodstar from the Chinese shipyard, and Crowned Eagle, the first of our five Japanese newbuilding vessels.

In 2007, the Company acquired the rights to the construction of the newbuilding vessels in China from Kyrini Shipping Inc., an unrelated privately held Greek shipping company. The acquisition comprised of purchase contracts for the construction of Supramax vessels and time charter employment contracts. The charter rates on the employment contracts acquired were either below or above market rates for equivalent time charters prevailing at the time the foregoing vessel contracts were acquired.  The present values of the above and below market charters at the date of acquisition were estimated by the Company at $4,531,115 and $32,867,920, respectively, and were recorded as assets and liabilities in the consolidated balance sheets. These amounts are amortized to revenue over the remaining life of the time charters assumed on these vessels. For the years ended December 31, 2011, 2010 and 2009, net revenues included $5,088,268, $4,754,407, and $2,643,820, respectively, as amortization of the below and above market rate charters.  As of December 31, 2011, the unamortized above and below market rate charters was $3,608,811and $18,659,582, respectively.  These balances will be amortized to revenue over a weighted average period of 4.7 years.

Advances for Vessel Construction consist of the following:

Advances for Vessel Construction at December 31, 2009	$464,173,887
Progress Payments	271,994,699
Capitalized Interest	12,020,462
Legal and Technical Supervision Costs	16,379,270
Delivery of Newbuild Vessels	(573,091,093)
Advances for Vessel Construction at December 31, 2010	$191,477,225
Progress Payments	164,247,964
Capitalized Interest	2,582,127
Legal and Technical Supervision Costs	10,493,463
Delivery of Newbuild Vessels	(368,800,779)
Advances for Vessel Construction at December 31, 2011	$—

Note 4.  Deferred drydock costs

Drydocking activity for the three years ended December 31, 2011 is summarized as follows:

	2011	2010	2009

Balance at January 1	$4,217,071	$5,266,289	$3,737,386
Payments for drydocking	2,809,406	2,827,534	4,477,244
Drydock amortization	(3,196,984)	(3,441,583)	(2,948,341)
Amount expensed upon sale of vessel	(526,130)	(435,169)	—

Balance at December 31	$3,303,363	$4,217,071	$5,266,289

Note 5.  Other Accrued Liabilities

Other accrued liabilities consist of:
	December 31, 2011	December 31, 2010

Vessel Expenses	$8,045,357	$4,392,448
Other Expenses	3,777,225	1,458,026

Balance	$11,822,582	$5,850,474

Note 6.  Debt

Debt consists of the following:
	December 31, 2011	December 31, 2010

Credit Facility	$1,129,478,741	$1,151,354,476
Less: Current portion	(32,094,006)	—
Long-term debt	$1,097,384,735	$1,151,354,476

At December 31, 2011, the Company’s debt consisted of $1,129,478,741, in net borrowings under the amended Revolving Credit Facility, to fund the 45 vessels currently in operation.

On September 26, 2011, we entered into a Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007 which expires on April 30, 2012. Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until April 30, 2012 for accounting periods ending March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011, and suspends compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant is reduced to $500,000 multiplied by the number of vessels owned and from March 31 until April 29, 2012 the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and at April 30, 2012 in the amount of $36,000,000. Until April 30, 2012, the calculation of Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of December 31, 2011 the undrawn amount is $21,875,735. The Sixth Amendment requires the Company to obtain the lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the lenders.

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

On December 17, 2008, the Company entered into a Second Amendatory Agreement to its $1,600,000,000 revolving credit facility, which among other things, amended the amount of the credit facility to $1,350,000,000. The agreement also amends the minimum security value of the credit facility to include the aggregate market value of the vessels in the Company's operating fleet and the deposits on its newbuilding contracts. The agreement amends the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%. The agreement reduced the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The agreement also amends the interest margin to 1.75% over LIBOR.

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

For the twelve months ended December 31, 2011, interest rates on the outstanding debt ranged from 2.63% to 7.73%, including a margin of 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 3.97%. The Company incurred a commitment fee of 0.70% on the undrawn portion of the revolving credit facility. Interest costs on borrowings used to fund the Company's newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:
	2011	2010	2009

Loan Interest	$42,597,361	$45,683,219	$27,530,612
Amortization of Deferred Financing Costs	4,172,604	3,202,455	1,373,998
Write-off of Deferred Financing Costs	—	—	3,383,289

Total Interest Expense	$46,769,965	$48,885,674	$32,287,899

Interest paid, excluding capitalized interest, amounted to $45,297,803 in 2011, $43,754,242 in 2010 and $26,116,825 in 2009.

Note 7.  Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of December 31, 2011, and 2010.

Notional Amount Outstanding December 31, 2011	Notional Amount Outstanding December 31, 2010	Fixed Rate	Maturity
$—	$144,700,000	3.580%	10/2011
—	9,162,500	3.515%	10/2011
—	3,405,174	3.550%	10/2011
—	17,050,000	3.160%	11/2011
—	25,048,118	4.740%	12/2011
36,752,038	36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$203,052,038	$402,417,830

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Fair value of derivative instruments in the accompanying balance sheets. Accordingly, liabilities of $9,486,116 and $22,135,507 have been recorded in the Company's balance sheets as of December 31, 2011, and 2010, respectively.

Forward freight agreements (FFAs) swaps and freight derivatives

The Company trades FFAs, bunker swaps, freight and bunker derivative instruments, with the objective to utilize these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market or bunker costs. The Company’s FFAs, bunker swaps, freight and bunker derivative instruments have not qualified for hedge accounting treatment. As of December 31, 2011, net amount of $246,110 been recorded in Fair value of derivative instruments as a current asset in the accompanying balance sheet.

No portion of the cash flow hedges shown below was ineffective during the year. The effect of cash flow hedging relationships on the balance sheets as of December 31, 2011 and 2010, and the statement of operations for the years ended December 31, 2011 and 2010 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	Year Ended December 31, 2011	Year Ended December 31, 2010

Interest rate swaps	(9,486,116)	(22,135,507)
Total	$(9,486,116)	$(22,135,507)

The Effect of not designated derivative instruments on statements of operations:

		Amount of Gain/(Loss)
Derivatives not designated as hedging instruments	Location of Loss Recognized	Year Ended December 31, 2011	Year Ended December 31, 2010
Forward freight agreements	Other income (expenses)	$151,918	$(298,418)
Total		$151,918	$(298,418)

Cash collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted are defined in the terms of respective master agreement executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded.  At December 31, 2011, the Company’s collateral related to its FFAs and freight derivative transactions was $394,362 which is recorded in Restricted cash in the accompanying balance sheet.  As of December 31, 2011, the Company had no outstanding amounts paid as collateral to derivative fair value positions.

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

The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurements.  The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities
Level 2 –	Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 –	Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3
Assets:
Bunker swaps	$142,750	—	—
Bunker derivative instruments	—	$261,000	—
Liabilities:
Interest rate swaps	—	$9,486,116	—
Bunker swaps	$53,000	—	—
Bunker derivative instruments	—	$104,640	—

Note 8.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for some of its vessels with independent technical managers. The Company paid average monthly technical management fees of $9,705 per vessel in 2011, $9,562 in 2010 and $9,233 in 2009.

Operating Lease

In December 2005, the Company entered into a lease for office space. The lease is secured by a letter of credit backed by cash collateral of $276,056 which amount is recorded as restricted cash in the accompanying balance sheets, the lease expires in 2018. In November 2010, the Company entered into a lease office agreement in Singapore, the lease expires in 2013. Our rental expenses in 2011, 2010 and 2009 were $1,185,843, $744,875 and $680,333, respectively.

The future minimum commitments under the leases for office space as of December 31, 2011 are as follows:

2012	$1,320,895
2013	1,285,974
2014	1,111,374
2015	1,111,374
Thereafter	2,685,821
Total	$7,515,438

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

Korea Line Corporation

We have asserted a claim against one of our charterers, KLC, as discussed in Note 1 above. We evaluated the KLC matter to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition and cash flows, and have initially recorded in the first quarter of 2011 $6,586,900 as an allowance for bad debt, which were updated in the fourth quarter of 2011 to reflect the settlement on November 24, 2011, and we adjusted the allowance to $1,811,320, which reflects our recovery of $1,269,070 and write off of $3,506,510.

Shareholder Derivative Lawsuits

On June 13, 2011, a complaint against our board of directors and a former director was filed in the United States District Court for the Southern District of New York alleging, among other things, that the directors breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company’s Management Agreement with Delphin Shipping LLC (“Delphin”) (specifically, according to the complaint, alleged conflicts of interest between the Company’s Chief Executive Officer, Delphin and the Company); and (iii) the adjournment of the Company’s 2011 Annual Meeting of Shareholders. The complaint seeks rescission of director and officer compensation for those years as well as the Management Agreement, and seeks unspecified damages. The matter is currently in discovery.

On August 23, and August 30, 2011, respectively, two additional lawsuits were brought in the Supreme Court of the State of New York (New York County) against our board of directors and a former director alleging substantially similar breaches of fiduciary duties as those alleged in the lawsuit filed on June 13, 2011. The Company filed a motion to stay these proceedings pending the outcome of the June 13, 2011 federal action, which motion was granted on January 10, 2012, staying both state court proceedings.

On October 31, 2011, a complaint was filed in the United States District Court for the Southern District of New York by one of the plaintiffs in the June 13, 2011 federal action against us and our board of directors alleging deficiencies in the Company’s proxy statement in connection with its special meeting of shareholders that was held on November 17, 2011. A preliminary injunction seeking to prevent the meeting was brought on November 3, 2011, but the company revised its proxy statement and the motion was subsequently withdrawn, allowing the meeting to proceed as planned. The Company must respond to the complaint by March 19, 2012.

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

Note 9. Related Party Transactions

On August 4, 2009, the Company entered into a management agreement (the "Management Agreement") with Delphin Shipping LLC ("Delphin"), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, and KEP VI, LLC and the Company's Chief Executive Officer, Sophocles Zoullas.  Delphin was formed for the purpose of acquiring and operating dry bulk and other vessels. Under the terms of the Management Agreement, the Company will provide commercial and technical supervisory vessel management services to dry bulk vessels acquired by Delphin for a fixed monthly management fee based on a sliding scale. Pursuant to the terms of the Management Agreement the Company has been granted an opportunity to acquire for its own account any dry bulk vessel that Delphin proposes to acquire.  The Company has also been granted a right of first refusal on any dry bulk charter opportunity, other than a renewal of an existing charter for a Delphin owned vessel, that the Company reasonably deems suitable for a Company owned vessel.  The Management Agreement also provides the Company a right of first offer on the sale of any dry bulk vessel by Delphin. The term of the Management Agreement is one year and is renewable for successive one year terms at the option of Delphin.

Pursuant to the Management Agreement Eagle provided commercial and technical supervisory management services to Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel was commenced in December 2010. This monthly fee covers the vessels’ commercial and technical management supervisory. Total management fees for the year ended December 31, 2011 and 2010 amounted to $918,094 and $12,259, respectively. The total reimbursable expenses amount to $15,173 and $2,194, respectively. The balance due from Delphin as of December 31, 2011 amounted to $12,811. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 10.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted earnings per share as of December 31, 2011, does not include 1,922,457 restricted stock units and 1,313,483 stock options as their effect was anti-dilutive. Diluted net income per share as of December 31, 2010, does not include 874,100 restricted stock units and 790,668 stock options as their effect was anti-dilutive.

	2011	2010	2009

Net Income (loss)	$(14,819,749)	$26,844,650	$33,287,271
Weighted Average Shares - Basic	62,621,771	62,204,433	55,897,946
Dilutive effect of stock options and restricted stock units	—	212,814	25,362
Weighted Average Shares - Diluted	62,621,771	62,417,247	55,923,308
Basic Earnings Per Share	$(0.24)	$0.43	$0.60
Diluted Earnings Per Share	$(0.24)	$0.43	$0.60

Note 11. Stock Incentive Plans

2011 Equity Incentive plan.  In November 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of affording an incentive to eligible persons. The 2011 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2011 Plan is administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2011 Plan.  The shares reserved for issuance under the 2011 Plan are not subject to adjustment in the event of a stock split commenced prior to the Company’s 2012 Annual General Meeting.  However, the 2011 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2011 Plan that no options granted under the plan would, in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable and that the vesting of any options awarded under the 2011 Plan would be conditional on the Company refinancing or restructuring its credit facility.

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

The Company permits the employees to use vested shares to satisfy the grantee’s U.S. federal income tax liability resulting from issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amounts related to shares used for such tax withholding obligations were $1,680,649, $736,443 and $1,109,587 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

On January 23, 2009, the Company granted options to purchase 222,815 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $5.00 per share and expire six years from the date of grant. For purposes of determining the non-cash compensation cost for the Company’s stock option plans using the fair value method of ASC 718 “Compensation-Stock Compensation”, the fair value of the options granted of $852,328 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2009 grant included a risk free interest rate of 2.2%, and an expected stock price volatility factor of 74%.

On March 8, 2010 and May 20, 2010, the Company granted options to purchase 200,000 and 50,000, respectively, of the Company’s common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $5.91 and $4.59, respectively, per share and expire five years from the date of grant. For purposes of determining the non-cash compensation cost for the Company’s stock option plans using the fair value method of ASC 718 “Compensation-Stock Compensation”, the fair value of the options granted of $722,167 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the 2011 grant included a risk free interest rate of 1.1%, and an expected stock price volatility factor of 85%.

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

The Company has recorded non-cash compensation charges of $517,761, $722,167 and $852,328 relating to the fair value of these stock options in 2011, 2010 and 2009, respectively.

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

In June 2008, the Company granted 833,333 RSUs, vesting ratably over five years, to its Chief Executive Officer as part of an employment agreement. In August 2008, the Company granted 105,000 RSUs, vesting ratably over three years, to a new member of management. The fair value of the non-vested RSUs at the grant date, equivalent to the market value at the date of grants, was $27,089,190. During the years ended December 31, 2011, 2010 and 2009, 103,385, 107,993 and 107,984 RSUs were vested and 98,281, 93,674 and 93,683 were forfeited, respectively. Amortization of this charge, which is included in non-cash compensation expense, for the years ended December 31, 2011, 2010 and 2009, were $5,450,402, $5,796,398 and $5,796,398, respectively. The remaining expense for the years ended 2012 and 2013 will be $4,849,998 and $2,276,805, respectively.

In December 2009 the Company granted 1,150,000 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. During the years ended December 31, 2011, 2010 and 2009, 208,395, 199,464 and 0 RSUs were vested and 165,771, 206,536 and 6,000 were forfeited, respectively. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $5,628,480. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2011, 2010 and 2009, were 1,789,815, $1,819,052 and $45,391, respectively. The remaining expense for the year ended 2012 will be $1,742,873.

In December 2010 the Company granted 768,500 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. During the year ended December 31, 2011, 131,070 RSUs were vested and 179,763 were forfeited. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $3,781,020. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2011 and 2010, were $1,135,884 and $30,492, respectively. The remaining expense for the years ended December 31, 2012 and 2013 will be $1,125,860 and $1,098,621.

In December 2011 the Company granted 1,663,000 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $1,646,370. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2011, was $13,227. The remaining expense for the years ended December 31, 2012, 2013 and 2014 will be $548,790, $548,790 and $535,513.

As of December 31, 2011, RSUs covering a total of 2,817,834 of the Company's shares are outstanding. The Restricted Stock Unit also entitles the participant to receive a Dividend Equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company's stockholders.

Note 12.  Non-cash Compensation

Non-cash compensation charges relate to the stock options and restricted stock units granted to certain directors of the Company, members of management and certain employees under the 2005 and 2009 Stock Incentive Plan (see Note 11).

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	2011	2010	2009

Stock Option Plans	$517,761	$722,167	$852,328
Restricted Stock Grants	8,389,328	14,019,646	13,125,646

Total Non-cash compensation expense	$8,907,089	$14,741,813	$13,977,974

Note 13 — Employee Benefit Plan

In October 2010, the Company established a safe harbor 401(k) plan which is available to full-time office employees who meet the plan’s eligibility requirements. The plan allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Company is matching 100% of the first 3% and 50% of the next 2% of each employee’s salary.  The matching contribution vests immediately.

               The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contribution based on the Company’s annual operating performance.  For the years ended December 31, 2011 and 2010, the Company did not pay profit sharing contribution.

Note 14.  Capital Stock

Common  Stock

On June 30, 2009, the Company completed its offering under an Equity Distribution Agreement of $100,000,000.  From May through June 2009, the Company sold 14,847,493 common shares. The net proceeds, after underwriting commission of 2.5% and other issuance fees, amounted to $97,291,046.

On October 12, 2011, the Company filed a Definitive Proxy Statement with respect to a special meeting of shareholders which was held on November 17, 2011, to approve an amendment to our Amended and Restated Articles of Incorporation to authorize a reverse stock split of the Company's issued and outstanding shares of common stock by a ratio of between one-for-three and one-for-ten inclusive, to be determined by the Company's Board of Directors in its discretion, and to authorize the Company's Board of Directors to implement the reverse stock split at any time prior to the Company's 2012 Annual General Meeting of Shareholders by filing such amendment with the Registrar of Corporations of the Republic of the Marshall Islands; and to approve the Company's 2011 Equity Incentive Plan.

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

Note 16.  2011, 2010 and 2009 Quarterly Results of Operations (Unaudited)

Consolidated Statement of Operations (Unaudited)	Three Months ended March 31,	Three Months ended June 30,	Three Months ended September 30,	Three Months ended December 31,
2011

Revenues, net of commissions	$86,692,775	$76,405,388	$80,323,369	$70,010,899
Total Operating Expenses	82,274,862	66,123,996	72,507,439	60,857,843
Operating Income	4,417,913	10,281,392	7,815,930	9,153,056
Net Loss	(5,810,281)	(1,438,278)	(5,872,211)	(1,698,979)

Basic Net Loss Per Share	(0.09)	(0.02)	(0.09)	(0.03)
Diluted Net Loss Per Share	(0.09)	(0.02)	(0.09)	(0.03)

2010

Revenues, net of commissions	$54,243,725	$65,612,840	$72,825,583	$72,353,918
Total Operating Expenses	38,556,526	42,069,392	51,248,337	57,502,627
Operating Income	15,687,199	23,543,448	21,577,246	14,851,291
Net Income	4,573,634	11,011,921	8,226,153	3,032,942

Basic Net Income Per Share	0.07	0.18	0.13	0.05
Diluted Net Income Per Share	0.07	0.18	0.13	0.05

2009

Revenues, net of commissions	$55,977,666	$53,021,338	$41,551,805	$42,024,017
Total Operating Expenses	32,265,141	32,918,240	30,428,069	31,592,816
Operating Income	23,712,525	20,103,098	11,123,736	10,431,201
Net Income	17,236,781	13,347,535	512,261	2,190,694

Basic Net Income Per Share	0.37	0.26	0.01	0.04
Diluted Net Income Per Share	0.37	0.26	0.01	0.04