Form 10-K/A
period 2011-12-31
Eagle Bulk Shipping Inc.
filed 2012-03-16
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

1

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

Explanatory Note

Eagle Bulk Shipping Inc. is filing this Amendment No.1 on Form 10-K/A ("Amendment No. 1") to the Company's Annual Report on Form 10-K (the "Original 10-K") for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 15, 2012, solely for the purpose of including Exhibit 10.10, which was not included as an exhibit to the Original 10-K due to a transmission error.  This Amendment does not affect any other parts of, or exhibits to, the Original 10-K, and those unaffected parts or exhibits are not included in this Amendment No. 1.  This Amendment No. 1 continues to speak as of the date of the original filing, and the Company has not updated the disclosure contained in this Amendment No. 1 to reflect events that have occurred since the filing of the Original 10-K, if any.

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

10.11	Eagle Bulk Shipping Inc. 2011 Stock Incentive Plan. (14)
14.1	Code of Ethics (12)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
23.2	Consent of Seward & Kissel LLP*
23.3	Consent of PricewaterhouseCoopers LLP*
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO*
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO*
32.1	Section 1350 Certification of CEO*
32.2	Section 1350 Certification of CFO*
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

*	Previously filed.

(1)	Incorporated by reference to the Registration Statement on Form S-1/A, Registration No. 333-123817 filed on June 20, 2005.
(2)	Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 8-A dated November 13, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-3 filed on December 29, 2006.
(4)	Incorporated by reference to the Company's Report on Form 8-K filed on November 13, 2007.
(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2007, filed on November 9, 2007.
(6)	Incorporated by reference to the Company's Report on Form 8-K filed on June 23, 2006.
(7)	Incorporated by reference to the Company's Report on Form 8-K filed on October 25, 2007.
(8)	Incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-3POSASR, Registration No. 333-148417 filed on March 2, 2009.
(9)	Incorporated by reference to the Company's Report on Form 8-K filed on June 20, 2008.
(10)	Incorporated in Appendix A to the proxy statement pursuant to Schedule 14A filed on April 10, 2009.
(11)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2010, filed on November 9, 2010.
(12)	Incorporated by reference to the Company's to be filed 2011 Proxy Statement.
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