Form 10-Q
period 2012-03-31
Eagle Bulk Shipping Inc.
filed 2012-05-10
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Common Stock, par value $0.01 per share, 63,003,286 shares outstanding as of May 10, 2012.

TableofContents

Part 1 : FINANCIAL INFORMATION
Item 1 : Financial Statements
EAGLE BULK SHIPPING INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$28,067,016	$25,075,203
Accounts receivable, net	12,967,279	13,960,777
Prepaid expenses	3,404,559	3,969,905
Inventories	11,617,193	11,083,331
Investment	741,862	988,196
Fair value above contract value of time charters acquired	561,825	567,315
Fair value of derivative instruments	388,670	246,110
Total current assets	57,748,404	55,890,837
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $258,249,266 and $239,568,767, respectively	1,770,755,206	1,789,381,046
Other fixed assets, net of accumulated amortization of $373,099 and $324,691, respectively	558,414	605,519
Restricted cash	276,056	670,418
Deferred drydock costs	3,126,378	3,303,363
Deferred financing costs	10,631,288	11,766,779
Fair value above contract value of time charters acquired	2,903,898	3,041,496
Other assets	2,160,815	2,597,270
Total noncurrent assets	1,790,412,055	1,811,365,891
Total assets	$1,848,160,459	$1,867,256,728

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,504,362	$10,642,831
Accrued interest	2,235,525	2,815,665
Other accrued liabilities	12,725,220	11,822,582
Current portion of long-term debt	86,063,747	32,094,006
Deferred revenue and fair value below contract value of time charters acquired	5,587,047	5,966,698
Unearned charter hire revenue	3,593,868	5,779,928
Total current liabilities	120,709,769	69,121,710
Noncurrent liabilities:
Long-term debt	1,043,414,994	1,097,384,735
Deferred revenue and fair value below contract value of time charters acquired	15,971,715	17,088,464
Fair value of derivative instruments	8,045,786	9,486,116
Total noncurrent liabilities	1,067,432,495	1,123,959,315
Total liabilities	1,188,142,264	1,193,081,025
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 63,003,286 shares issued and outstanding	630,033	630,033
Additional paid-in capital	747,555,194	745,473,169
Retained earnings (net of dividends declared of $262,118,388 as of March 31, 2012 and December 31, 2011, respectively)	(79,908,015)	(62,474,486)
Accumulated other comprehensive loss	(8,259,017)	(9,453,013)
Total stockholders' equity	660,018,195	674,175,703
Total liabilities and stockholders' equity	$1,848,160,459	$1,867,256,728

The accompanying notes are an integral part of these Consolidated Financial Statements.

TableofContents

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended

	March 31, 2012	March 31, 2011

Revenues, net of commissions	$52,616,400	$86,692,775

Voyage expenses	7,017,793	15,821,512
Vessel expenses	22,442,062	19,473,399
Charter hire expenses	590,484	15,924,682
Depreciation and amortization	19,433,357	17,158,844
General and administrative expenses	10,634,660	13,896,425
Total operating expenses	60,118,356	82,274,862

Operating income (loss)	(7,501,956)	4,417,913

Interest expense	10,960,910	11,336,479
Interest income	(8,038)	(57,670)
Other income	(1,021,299)	(1,050,615)
Total other expense, net	9,931,573	10,228,194
Net loss	$(17,433,529)	$(5,810,281)

Weighted average shares outstanding :
Basic	63,003,286	62,560,436
Diluted	63,003,286	62,560,436
Per share amounts:
Basic net loss	$(0.28)	$(0.09)
Diluted net loss	$(0.28)	$(0.09)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TableofContents

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended

	March 31, 2012	March 31, 2011

Net loss	$(17,433,529)	$(5,810,281)

Other comprehensive income:
Change in unrealized loss on investment	(246,334)	—
Net unrealized gain on derivatives	1,440,330	3,498,273
Total other comprehensive income	1,193,996	3,498,273
Comprehensive loss	$(16,239,533)	$(2,312,008)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TableofContents

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Common Shares	Common Shares Amount	Additional Paid-In Capital	Net Loss	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2011	63,003,286	$630, 033	$745,473,169		$(62,474,486)	$(9,453,013)	$674,175,703
Net loss	—	—	—	$(17,433,529)	(17,433,529)	—	(17,433,529)
Change in unrealized loss on investment	—	—	—	—	—	(246,334)	(246,334)
Net unrealized gain on derivatives	—	—	—	—	—	1,440,330	1,440,330
Non-cash compensation	—	—	2,082,025	—	—	—	2,082,025

Balance at March 31, 2012	63,003,286	$630,033	$747,555,194		$(79,908,015)	$(8,259,017)	$660,018,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

TableofContents

EAGLE BULK SHIPPING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(17,433,529)	$(5,810,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Items included in net loss not affecting cash flows:
Depreciation	18,728,907	16,236,473
Amortization of deferred drydocking costs	704,450	922,371
Amortization of deferred financing costs	1,135,491	993,727
Amortization of fair value below contract value of time charter acquired	(1,228,764)	(1,294,519)
Unrealized gain from forward freight agreements, net	(142,560)	(423,087)
Allowance for accounts receivable	3,438,145	6,586,900
Non-cash compensation expense	2,082,025	2,737,046
Drydocking expenditures	(527,465)	(217,116)
Changes in operating assets and liabilities:
Accounts receivable	(2,444,647)	(11,346,879)
Other assets	436,455	(628,658)
Prepaid expenses	565,346	(1,565,372)
Inventories	(533,862)	(2,152,397)
Accounts payable	(138,469)	2,929,975
Accrued interest	(580,140)	(1,262,367)
Accrued expenses	902,638	4,805,107
Deferred revenue	(124,548)	(13,408)
Unearned charter hire revenue	(2,186,060)	3,295,003
Net cash provided by operating activities	2,653,413	13,792,518

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(54,659)	(42,807,522)
Purchase of other fixed assets	(1,303)	(57,910)
Changes in restricted cash	394,362	—
Net cash provided by (used in) investing activities	338,400	(42,865,432)

Cash flows from financing activities:
Changes in restricted cash	—	(1,123,258)
Cash used to settle net share equity awards	—	(1,210,177)
Net cash used in financing activities	—	(2,333,435)

Net increase (decrease) in cash	2,991,813	(31,406,349)
Cash at beginning of period	25,075,203	129,121,680
Cash at end of period	$28,067,016	$97,715,331

The accompanying notes are an integral part of these Consolidated Financial Statements.

TableofContents

EAGLE BULK SHIPPING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   Basis of Presentation and General Information

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company", “we” or “our”). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, charter and operation of dry bulk vessels. The Company's fleet is comprised of Supramax and Handymax drybulk carriers and the Company operates its business in one business segment.

The Company is a holding company incorporated in 2005 under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of its subsidiaries, which are incorporated in the Republic of the Marshall Islands. The primary activity of each of the subsidiaries is the ownership of a vessel. The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company.

As of March 31, 2012, we owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately five years. In 2011, we completed our Supramax vessel newbuilding program.

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

Charterer	% of Consolidated charter revenue
	Three Months Ended March 31,
	2012	2011

Charterer A	-	14.1%
Charterer B	24.8%	-
Charterer C	11.0%	-

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, and the rules and regulations of the Securities and Exchange Commission (“SEC”) which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair statement of its consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

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

TableofContents

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

●
At the time the agreement was reached, one vessel was not impacted, subject to the continued performance of the vessel's sub-charterer. The daily time charter rate on this vessel was to remain at $18,300 until January 2014, after which the rate would be $18,000 per day plus 50% of any profits above this rate until the earliest completion of the charter in December 2018. In October, 2011, due to the failure of the sub-charterer to perform, KLC terminated the sub-charter and the Company took over the employment of this vessel at the same charter rate and terms mentioned above for the other ten vessels.

On April 1, 2011, the Company filed a claim for all unpaid amounts in respect of the employment of the eleven vessels that were under charter to KLC for the period up to February 15, 2011, and an agreement was reached with the KLC receivers on September 20, 2011 as to the amount of the claim.

On October 14, 2011, following a vote by the interested creditors, the Korean court approved a Rehabilitation Plan, pursuant to which 37% of the Company’s claim in respect of the period up to February 15, 2011 will be paid in cash installments from 2012 through 2021. The majority of the cash payment installments will be paid in the last five years, and the remaining 63% of the claim will be converted to KLC stock. The KLC stock certificates were issued on November 24, 2011 and are now being secured at the Korean Securities Depository for 6 months from the issuance date until May 24, 2012, the date on which the Company will be able to take possession of the share certificates. The KLC stock is designated as Available for Sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. On March 31, 2012, the fair value of  KLC’s stock was $741,862.

We evaluated the KLC matter to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition and cash flows, and recorded an initial allowance for bad debt in the first quarter of 2011 of $6,586,900, which was updated in the fourth quarter of 2011 to reflect the settlement on November 24, 2011. Accordingly, in the fourth quarter of 2011 we adjusted the allowance to $1,811,320, which reflects our recovery of $1,269,070 and write off of $3,506,510. As of March 31, 2012, KLC is not performing in accordance with the $17,000 per vessel per day shortfall arrangement. That revenue does not meet our revenue recognition policy and approximately $12.4 million is not included in our financial statements. We will recognize that revenue and any future revenue from KLC when collectability is assured.

Long-Term Debt and Liquidity

On September 26, 2011, we entered into the  Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007 with The Royal Bank of Scotland plc, as mandated lead arranger, bookrunner, swap bank, agent and security trustee and certain other lenders (collectively the "Lenders"), also referred to herein as the revolving credit facility, credit facility or facility.  Most of the provisions of this Sixth Amendment, unless amended, originally expired on April 30, 2012. On April 27, 2012, the Company and the Lenders extended the expiration date of the Sixth Amendment to May 31, 2012.  Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until May 31, 2012 for the accounting periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012, and suspended compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant was reduced to $500,000 multiplied by the number of vessels owned, and from March 31 until April 29, 2012 and from April 30, 2012 to May 31, 2012, the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and $36,000,000, respectively. Until May 31, 2012, the calculation of the Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of March 31, 2012 the undrawn amount under the facility was $21,875,735. The Sixth Amendment also requires the Company to obtain the Lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the Lenders.

TableofContents

The Company was in compliance with all of the covenants related to this Sixth Amendment as of March 31, 2012 and expects to be in compliance with all such covenants in effect through the expiration of the Sixth Amendment on May 31, 2012.

At the end of the commercial framework period we will provide to our Lenders the compliance certificates for the deferred periods. As described in note 4, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility. Among other things, the third amendatory agreement reduced the facility to $1.2 billion and changed the applicable interest rate to 2.5% over LIBOR. In addition, among other changes, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods. Based on information which we provided in 2010 to the Lenders under the revolving credit facility, the agent for the Lenders notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated. We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010. We have remained in compliance with the amended collateral covenants during the accounting periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, but would not have been in compliance with the covenants for these periods under the agent's interpretation of the original collateral covenants. We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant has not occurred, and that we remain in compliance with all covenants in effect at March 31, 2012. However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, which would constitute a default under the facility agreement and would result in the classification as current of the amounts due under the facility agreement and would lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory alternative terms or obtain a waiver from the Lenders.

We anticipate that our current financial resources, together with cash generated from operations, will be sufficient to fund the operations of our fleet, including our working capital and facility amortization requirements, throughout 2012.  We anticipate that we will not be able to meet the covenant requirements under our facility commencing in January 2013.  We are in discussions with our Lenders as part of the Sixth Amendment to amend the facility's amortization schedule or the covenants then in effect. Although there is no assurance that we will be successful in doing so, we continue to seek a satisfactory agreement with our Lenders. We are also evaluating possible asset sales and equity and debt financing alternatives that, if we are successful in executing, could raise incremental cash.

Note 2.  New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The adoption of this amendment in 2012 did not have a material effect on the presentation of our consolidated financial statements.

In June and December 2011, the FASB issued two Accounting Standard Updates (“ASUs”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted these ASUs using two consecutive statements in the first quarter of 2012 for all periods presented.

TableofContents

In December 2011, the FASB issued an ASU for balance sheets, which contains new disclosure requirements regarding the nature of an entity's rights of set off and related arrangements associated with its financial instruments and derivative instruments. Under generally accepted accounting principles in the United States, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. The new disclosure requirement will provide financial statement users information regarding both gross and net exposures. This guidance is effective for annual and interim financial statements beginning on or after January 1, 2013. Retrospective application is required. We do not expect a material impact on our consolidated financial statements as a result of the adoption of this ASU.

Note 3.  Vessels

Vessel and Vessel Improvements

At March 31, 2012, the Company’s operating fleet consisted of 45 dry bulk vessels. The Company has completed its newbuilding program in the fourth quarter of 2011.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2011	$1,789,381,046
Purchase of Vessel Improvements	54,659
Depreciation Expense	(18,680,499)
Vessels and Vessel Improvements, at March 31, 2012	$1,770,755,206

Note 4.  Debt

Debt consists of the following:

	March 31, 2012	December 31, 2011

Credit Facility	$1,129,478,741	$1,129,478,741
Less: Current portion	(86,063,747)	(32,094,006)
Long-term debt	$1,043,414,994	$1,097,384,735

At March 31, 2012, the Company’s debt consisted of $1,129,478,741 in borrowings under the amended revolving credit facility.

On September 26, 2011, we entered into a Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, which originally expired on April 30, 2012. On April 27, 2012, the Company and the Lenders extended the expiration date of the Sixth Amendment to May 31, 2012. Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until May 31, 2012 for the accounting periods ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, and suspended compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant was reduced to $500,000 multiplied by the number of vessels owned, and from March 31 until April 29, 2012 and from April 30, 2012 to May 31, 2012, the Company is required to maintain cash and cash equivalents in the amount of $27,000,000 and $36,000,000, respectively. Until May 31, 2012, the calculation of the Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of March 31, 2011, the undrawn amount under the facility was $21,875,735. The Sixth Amendment requires the Company to obtain the Lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the Lenders.

On August 4, 2010, the Company entered into a Fourth Amendatory Agreement to its revolving credit facility dated October 19, 2007, pursuant to which the Lenders consented, among other things, for the Company to conduct a Trading Operation.

TableofContents

On August 4, 2009, the Company entered into a Third Amendatory Agreement to its revolving credit facility dated October 19, 2007. Among other things, the Third Amendatory Agreement reduced the amount of the credit facility to $1,200,000,000 with maturity in July 2014. The agreement also modified the minimum security covenant, the minimum net worth covenant, and the minimum interest coverage ratio covenant, until such time as the Company can comply with the original covenants for two consecutive accounting periods. In the interim, the measurement of the three covenants at the end of each accounting period has been amended as follows: (a) The minimum security covenant has been suspended, (b) the minimum net worth covenant has been amended to a threshold minimum of $400 million plus an amount equal to fifty percent of any equity received by the Company, with the determination of net worth to utilize book value of vessel assets as stated in the financial statements rather than the market value, and (c) until reinstatement of the original minimum security and net worth covenants, for 24 months from July 1, 2009 to June 30, 2011, at each accounting period, the Company's cumulative EBITDA (EBITDA as defined in the credit agreement) was at all times required to be not less than 120% of the cumulative loan interest incurred on a trailing four quarter basis, and for each accounting period after June 30, 2011, the Company's cumulative EBITDA is at all times required to be not less than 130% of the cumulative loan interest incurred on a trailing four quarter basis. The amendment also requires that until the Company is in compliance with the original covenants (as mentioned below) for two consecutive accounting periods, the Company will use half the net proceeds from any equity issuance to reduce the facility, including $48,645,523 from the equity raised in 2009. These payments reduced the available amount of the credit facility to $1,151,354,476. On July 25, 2011, the Company paid $21,875,735 towards the credit facility. The facility bears interest at LIBOR plus 2.50%. Undrawn portions of the facility bear a commitment fee of 0.7%. The facility is available in full until July 2012, when availability will begin to decline in four semi-annual reductions of $53,969,741 with a full repayment at maturity.

Under the terms of the Third Amendatory Agreement of the revolving credit facility, among other things, we will maintain with the lender an amount not less than the greater of $500,000 per delivered vessel or an amount equal to any reductions in the total commitments scheduled to be effected within the next six months less the amount of the then unutilized facility. Under the Sixth Amendment, among other things, the minimum liquidity covenant was suspended until January 30, 2012.

On December 17, 2008, the Company entered into a Second Amendatory Agreement to its $1,600,000,000 revolving credit facility, which among other things, amended the amount of the credit facility to $1,350,000,000. The agreement also amends the minimum security value of the credit facility to include the aggregate market value of the vessels in the Company's operating fleet and the deposits on its newbuilding contracts. The agreement amends the minimum security value clause of the credit facility from 130% to 100% of the aggregate principal amount of debt outstanding under the credit facility. The agreement also provides that future dividend payments will be based on maintaining a minimum security value of 130%. The agreement reduced the minimum net worth clause of the credit facility from $300,000,000 to $75,000,000 for 2009, subject to annual review thereafter. The agreement also amended the interest margin to 1.75% over LIBOR.

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

For the three months ended March 31, 2012, interest rates on the outstanding debt ranged from 2.71% to 7.73%, including a margin of 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 3.43%. Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized until the vessels are delivered.

Interest Expense, exclusive of capitalized interest, consists of:
	Three Months Ended
	March 31, 2012	March 31, 2011
Loan Interest	$9,825,419	$10,342,752
Amortization of Deferred Financing Costs	1,135,491	993,727
Total Interest Expense	$10,960,910	$11,336,479

Interest paid, exclusive of capitalized interest, in the three-month periods ended March 31, 2012 and 2011 amounted to $10,405,559 and $10,997,881, respectively.

TableofContents

Note  5.  Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of March 31, 2012 and December 31, 2011.

Notional Amount Outstanding – March 31, 2012	Notional Amount Outstanding – December 31, 2011	Fixed Rate	Maturity
$36,752,038	$36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$203,052,038	$203,052,038

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, liabilities of $8,045,786 and $9,486,116 have been recorded in Fair value of derivative instruments in the Company’s balance sheets as of March 31, 2012 and December 31, 2011.

Forward freight agreements (“FFAs”), bunker swaps and freight derivatives

The Company trades in the FFAs, bunker swaps and freight derivatives markets, with the objective to utilize these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of March 31, 2012, the net amount of $388,670 has been recorded in the Fair value of derivative instruments as a current asset in the accompanying balance sheet.

No portion of the cash flow hedges shown below was ineffective during the period ended March 31, 2012. The effect of cash flow hedging relationships on the balance sheets as of March 31, 2012 and December 31, 2011, and the statement of operations for the periods ended March 31, 2012 and 2011 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	March 31, 2012	December 31, 2011
Interest rate swaps	$(8,045,786)	$(9,486,116)
Total	$(8,045,786)	$(9,486,116)

The effect of non-designated derivative instruments on the statements of operations:

		Amount of Gain
Derivatives not designated as hedging instruments	Location of Gain Recognized	Period Ended March 31, 2012	Period Ended March 31, 2011
FFAs, bunker swaps and freight derivatives	Other income	$1,021,299	$1,050,615
Total		$1,021,299	$1,050,615

TableofContents

Cash collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of the respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. At March 31, 2012, the Company’s had no collateral requirement related to its FFAs, bunker swaps and freight derivative transactions.  As of March 31, 2012, the Company had no outstanding amounts paid as collateral to derivative fair value positions.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivative include cash, money-market account and restricted cash account.
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivative include our credit facility account.
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fell.

	March 31, 2012			December 31,2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Bunker swaps	$389,145	—	—	$142,750	—	—
Bunker derivative instruments	—	—	—	—	$261,000	—
Liabilities:
Interest rate swaps	—	$8,045,786	—	—	$9,486,116	—
Bunker swaps	$475	—	—	$53,000	—	—
Bunker derivative instruments	—	—	—	—	$104,640	—

TableofContents

Note  6.  Commitments and Contingencies

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

On October 31, 2011, a complaint was filed in the United States District Court for the Southern District of New York by one of the plaintiffs in the June 13, 2011 federal action against us and our board of directors alleging deficiencies in the Company’s proxy statement in connection with its special meeting of shareholders that was held on November 17, 2011. A preliminary injunction seeking to prevent the meeting was brought on November 3, 2011, but the company revised its proxy statement and the motion was subsequently withdrawn, allowing the meeting to proceed as planned. The Company served an answer to the complaint on March 19, 2012.

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $10,194 and $9,966 per vessel during the three months ended March 31, 2012 and 2011, respectively.

Other

On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May and October 2014 for seven years with an option for an additional one year. The hire rate for the first to seventh year is $13,500 per day and $13,750 per day for the eighth year option. The Company has options to purchase the vessel starting at the end of the fifth year.

Note 7.  Related Party Transactions

On August 4, 2009, the Company entered into a management agreement (the "Management Agreement") with Delphin Shipping LLC ("Delphin"), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, KEP VI, LLC and the Company's Chief Executive Officer, Sophocles Zoullas.  Delphin was formed for the purpose of acquiring and operating dry bulk and other vessels. Under the terms of the Management Agreement, the Company provides commercial and technical supervisory vessel management services to dry bulk vessels acquired by Delphin for a fixed monthly management fee based on a sliding scale. Pursuant to the terms of the Management Agreement, the Company has been granted an opportunity to acquire for its own account any dry bulk vessel that Delphin proposes to acquire.  The Company has also been granted a right of first refusal on any dry bulk charter opportunity, other than a renewal of an existing charter for a Delphin-owned vessel, that the Company reasonably deems suitable for a Company-owned vessel.  The Management Agreement also provides the Company a right of first offer on the sale of any dry bulk vessel by Delphin. The term of the Management Agreement is one year and is renewable for successive oneyear terms at the option of Delphin.

TableofContents

Pursuant to the Management Agreement Eagle provided commercial and technical supervisory management services to Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel was commenced in December 2010. This monthly fee covers the vessels’ commercial and technical management supervision. Total management fees for the period ended March 31, 2012 and 2011 amounted to $545,022 and $79,700, respectively. The total reimbursable expenses during these periods amounted to $6,050 and $2,062, respectively. The balance due from Delphin as of March 31, 2012 amounted to $97,197. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 8.  Earnings Per Common Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of March 31, 2012, does not include 2,817,834 restricted stock units and 1,313,483 stock options as their effect was anti-dilutive.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net loss	$(17,433,529)	$(5,810,281)
Weighted Average Shares – Basic	63,003,286	62,560,436
Dilutive effect of stock options and restricted stock units	—	—
Weighted Average Shares – Diluted	63,003,286	62,560,436
Basic Earnings Per Share	$(0.28)	$(0.09)
Diluted Earnings Per Share	$(0.28)	$(0.09)

Note 9.  Capital Stock

Dividends

Payment of dividends is in the discretion of the Company’s board of directors and is limited by the terms of certain agreements to which the Company and its subsidiaries are parties to and provisions of Marshall Islands law. The Company's revolving credit facility permits it to pay quarterly dividends in amounts up to its cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking for the period, provided that the Company is in compliance with its loan covenants. Depending on market conditions in the dry bulk shipping industry and acquisition opportunities that may arise, the Company may be required to obtain additional debt or equity financing which could affect its dividend policy. In this connection, the dry bulk market has recently declined substantially. In December 2008, the Company's board of directors suspended the payment of dividends to stockholders in order to increase cash flow, optimize financial flexibility and enhance internal growth.  In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

TableofContents

Note 10.  Stock Incentive Plans

2011 Equity Incentive Plan.  In November 2011, our shareholders approved the Eagle Bulk Shipping Inc. 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of affording incentive compensation to persons eligible for awards under the 2011 Plan. The 2011 Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity-based or equity-related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants of the Company or any of its subsidiaries. The 2011 Plan is administered by the Compensation Committee of the Company’s board of directors or such other committee of the Company's board of directors that the board of directors shall designate. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2011 Plan.  The shares reserved for issuance under the 2011 Plan are not subject to adjustment in the event of a reverse stock split commenced prior to the Company’s 2012 Annual General Meeting of Shareholders. The 2011 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2011 Plan that no options granted under the plan would, in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable and that any awards under the 2011 Plan would be conditioned upon the successful negotiation of the refinancing or restructuring the Company’s credit facility.

2009 Equity Incentive Plan. In May 2009, our shareholders approved the Eagle Bulk Shipping Inc. 2009 Equity Incentive Plan (the “2009 Plan”) for the purpose of affording incentive compensation to eligible persons. The 2009 Plan provides for the grant of equity-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity-based or equity-related awards, and/or performance compensation awards based on or relating to the Company’s common shares to eligible non-employee directors, officers, employees or consultants of the Company or any of its subsidiaries. The 2009 Plan is administered by the Compensation Committee of the Company’s board of directors or such other committee of the Company’s board of directors that the board of directors shall determine. A maximum of 4.2 million of the Company’s common shares have been authorized for issuance under the 2009 Plan.

The Company granted restricted stock units (“RSUs”) to members of its management which vest ratably between three to five years. As of March 31, 2012, RSUs covering a total of 2,817,834 of the Company’s shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three months ended March 31, 2012 and 2011, the amortization charge was $2,082,025 and $2,219,285, respectively. The remaining expense for each of the years ending 2012, 2013, and 2014 will be $6,202,033, $3,907,678, and $535,513 respectively.

As of March 31, 2012 and December 31, 2011, options covering 1,313,483 of the Company’s common shares are outstanding with exercise prices ranging from $4.34 to $21.88 per share (the market prices at dates of grants). The options granted to the Company’s independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of the Company’s management vest and become exercisable over three years. All options expire between five to ten years from the date of grant.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended March 31,
	2012	2011
Stock Option Plans	$—	$517,761
Restricted Stock Grants	2,082,025	2,219,285
Total Non-cash compensation expense	$2,082,025	$2,737,046

As of March 31, 2012, Dividend Equivalent Rights Awards (“DERs”) equivalent to 574,000 of the Company’s common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. For the three months ended March 31, 2012 and 2011, no compensation expenses were recorded.

TableofContents

Note 11.  Subsequent event

On November 17, 2011, Eagle Bulk shareholders granted authority for the Company’s Board of Directors to effect a reverse stock split of the Company’s issued and outstanding common stock.  On May 9, 2012, the Company's Board of Directors approved a one-for-four reverse stock split, expected to be effective on May 22, 2012. Eagle Bulk's common stock is expected to begin trading on NASDAQ on a split-adjusted basis when the market opens on May 23, 2012. The number of issued and outstanding shares of Eagle Bulk common stock will reduce from approximately 63.00 million to approximately 15.75 million. The number of authorized shares of common stock will not change. The change in the number of shares will be applied retroactively in consolidated financial statements following the effective date. All common share and per-share amounts herein have not been adjusted for the effects of the Reverse Stock Split, other than below.

	Three Months Ended

	March 31, 2012	March 31, 2011

Net loss	$(17,433,529)	$(5,810,281)
Pre-split:
Weighted average shares outstanding - Basic and Diluted:	63,003,286	62,560,436
Per share net loss - Basic and Diluted:	$(0.28)	$(0.09)
Post-split:
Weighted average shares outstanding - Basic and Diluted:	15,750,821	15,640,109
Per share net loss - Basic and Diluted:	$(1.11)	$(0.37)

TableofContents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended March 31, 2012 and 2011. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

TableofContents

As of March 31, 2012, we owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately five years. In 2011, we completed our Supramax vessel newbuilding program.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

On September 26, 2011, we successfully entered into the Sixth Amendatory and Commercial Framework Implementation Agreement, as discussed in Note 1 to the consolidated financial statements included in this Quarterly Report and the section entitled “Liquidity and Capital Resources” below. We are currently in discussions with our Lenders as part of the Sixth Amendment to either amend the facility's amortization schedule or the covenants then in effect. Although there is no assurance that we will be successful in doing so, we continue to seek a satisfactory agreement with our Lenders.

On May 9, 2012, our Board of Directors approved a one-for-four reverse stock split, expected to be effective on May 22, 2012. Our common stock is expected to begin trading on NASDAQ on a split-adjusted basis when the market opens on May 23, 2012. Our shareholders previously granted authority to our Board of Directors to effect the reverse stock split at our special meeting of shareholders held on November 17, 2011. The number of issued and outstanding shares of our common stock will reduce from approximately 63.0 million to approximately 15.75 million as a result of the reverse stock split. The number of authorized shares of our common stock will not change as a result of the reverse stock split. The change in the number of our outstanding common shares will be applied retroactively in our consolidated financial statements following the effective date. All common share and per-share amounts herein have not been adjusted for the effects of the reverse stock split, other than as described in Note 11 to the consolidated financial statements included in this Quarterly Report.

We maintain our principal executive offices at 477 Madison Avenue, New York, New York 10022. Our telephone number at that address is (212) 785-2500. Our website address is www.eagleships.com. Information contained on our website does not constitute part of this quarterly report.

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over Panamax and Capesize drybulk vessels,

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

TableofContents

We have employed all of our vessels in our operating fleet on time and voyage charters, the following table represents certain information about our revenue earning charters with respect to our operating fleet as of March 31, 2012:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet (2)	2010	53,462	Jun 2012	Voyage(3)

Bittern (2)	2009	57,809	Jun 2012 to Sep 2012	$11,990(3)

Canary (2)	2009	57,809	Apr 2012	$7,750

Cardinal	2004	55,362	Dec 2012 to Feb 2013	Index(4)

Condor	2001	50,296	May 2012	$9,750

Crane (2)	2010	57,809	Apr 2012	Voyage(3)

Crested Eagle	2009	55,989	Apr 2012	$7,250(3)

Crowned Eagle	2008	55,940	Aug 2012 to Oct 2012	$14,000

Egret Bulker	2010	57,809	Oct 2012 to Feb 2013	$17,650(5) (with 50% profit share over $20,000)

Falcon	2001	50,296	Mar 2012	Spot(3)

Gannet Bulker	2010	57,809	Jan 2013 to May 2013	$17,650(5) (with 50% profit share over $20,000)

Golden Eagle	2010	55,989	Apr 2012	$15,750

Goldeneye	2002	52,421	Oct 2012 to Jan 2013	Index(4)

Grebe Bulker	2010	57,809	Feb 2013 to Jun 2013	$17,650(5) (with 50% profit share over $20,000)

Harrier	2001	50,296	May 2012	$10,500(3)

Hawk I	2001	50,296	Apr 2012	$15,250(3)

Ibis Bulker	2010	57,775	Mar 2013 to Jul 2013	$17,650(5) (with 50% profit share over $20,000)

Imperial Eagle	2010	55,989	Nov 2012 to Feb 2013	Index(4)

Jaeger	2004	52,248	Nov 2012 to Jan 2013	Index(4)

Jay(2)	2010	57,802	Mar 2012	Spot(3)

Kestrel I	2004	50,326	Aug 2012 to Oct 2012	Index(4)

Kingfisher (2)	2010	57,776	Apr 2012	$10,000

Kite	1997	47,195	Apr 2012	$10,000

Kittiwake	2002	53,146	Mar2012	Spot(3)

Martin(2)	2010	57,809	Jun 2012 to Sep 2012	$10,500(3)

Merlin	2001	50,296	Mar 2012	Spot(3)

Nighthawk(2)	2011	57,809	May 2012	$11,250(3)

Oriole(2)	2011	57,809	Jun 2012	Voyage(3)

Osprey I	2002	50,206	Jul 2012 to Oct 2012	$10,000(3)

Owl(2)	2011	50,809	Jun 2012	Voyage(3)

Peregrine	2001	50,913	Apr 2012	$13,000(3)

TableofContents

Petrel Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(5) (with 50% profit share over $20,000)

Puffin Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(5) (with 50% profit share over $20,000)

Redwing	2007	53,411	Apr 2012	$10,000(3)

Roadrunner Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(5) (with 50% profit share over $20,000)

Sandpiper Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(5) (with 50% profit share over $20,000)

Shrike	2003	53,343	Dec 2012 to Mar 2013	$11,300(3)

Skua	2003	53,350	May 2012 to Sep 2012	$10,500(3)

Sparrow	2000	48,225	May 2012 to Aug 2012	$10,000(3)

Stellar Eagle	2009	55,989	Apr 2012	$8,300

Tern	2003	50,200	Jul 2012 to Oct 2012	$10,000(3)

Thrasher (2)	2010	53,360	Jun 2012 to Aug 2012	$10,000(3)

Thrush	2011	53,297	Mar 2012	Spot(3)

Woodstar (2)	2008	53,390	Apr 2012	$6,000(3)

Wren (2)	2008	53,349	May 2012	$7,800(3)

(1)
The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 0.625% to 5.00%, to third party ship brokers.

(2)
The charter rate does not include any shortfall between the vessels’ actual daily earnings and the $17,000 per day for which KLC is responsible. Revenue from KLC will be recognized when collectability is assured. In addition, through December 2015, we are entitled to100% of the profits on earnings between $17,000 to $21,000 per day and a 50% profit share on earnings above $17,000 per day from January 2016 to December 2018.

(3)	Upon conclusion of the previous charter. The vessel will commence a short-term charter for up to six months.
(4)	Index, an average of the trailing Baltic Supramax Index.
(5)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.

Fleet Management

The management of our fleet includes the following functions:
•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

TableofContents

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and through Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of fifty-three shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

●	commercial operations and technical supervision;
●	safety monitoring;
●	vessel acquisition; and
●	financial, accounting and information technology services.

Technical Management

The technical management of a portion of our fleet is provided by our unaffiliated third party technical managers, V.Ships and Anglo Eastern International Ltd., which we believe are two of the world's largest providers of independent ship management and related services. We have also established our own in-house technical management capability, through which we provide technical management services to several of our vessels, in order to establish a vessel management bench-mark with the external technical managers. We review the performance of the managers on an annual basis and may add or change technical managers.

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

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended March 31, 2012 and 2011, the technical management fee averaged $10,194 and $9,966 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded under Vessel Expenses.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

TableofContents

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

Results of Operations for the three-month periods ended March 31, 2012 and 2011:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended
	March 31, 2012	March 31, 2011

Ownership Days	4,095	3,548
Chartered-in under operating lease Days	32	1,029
Available Days	4,094	4,556
Operating Days	4,041	4,511
Fleet Utilization	98.7%	99.0%

●               Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three-month period ended March 31, 2012, increased 15% from the corresponding period in 2011 as we operated 45 vessels in the first quarter of 2012 compared to 40 vessels in the corresponding period in 2011.

●               Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

●               Available days:  We define available days as the number of our ownership and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three-month period ended March 31, 2012 and 2011 the Company drydocked two vessels.

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

TableofContents

Revenues

Our revenues were earned from time charters and voyage charters. As is common in the shipping industry, we pay commissions ranging from 0.625% to 5% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Gross time and voyage charter revenues in the quarter ended March 31, 2012 were $54,823,130, compared with $90,382,988 recorded in the comparable quarter in 2011. The decrease in gross revenues is attributable to voyage charter revenues in the quarter ended March 31, 2012 of $8,835,738, compared to $28,842,309 in the comparable quarter in 2011, and lower charter rates offset by operation of a larger fleet. Gross revenues recorded in the quarters ended March 31, 2012 and 2011 include an amount of $1,228,764 and $1,294,519, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended March 31, 2012 and 2011 were $2,206,730 and $3,690,213, respectively. Net revenues during the quarter ended March 31, 2012 and 2011, were $52,616,400 and $86,692,775, respectively.

Voyage expenses

Voyage expenses for the three-month period ended March 31, 2012, were $7,017,793, compared to $15,821,512 in the comparable period in 2011. The decrease in voyage expenses is attributable to reduction in voyage charter revenues and in port charges in the quarter ended March 31, 2012.

Vessel Expenses

Vessel expenses for the three-month period ended March 31, 2012, were $22,442,062 compared to $19,473,399 in the comparable period in 2011. The increase in vessel expense is attributable to a larger size operating fleet. Vessel expenses for the three-month period ended March 31, 2012, included $21,076,357 in vessel operating costs and $1,365,705 in technical management fees. Vessel expenses for the comparable period in 2011 included $18,307,189 in vessel operating costs and $1,166,210 in technical management fees.

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

Charter hire expenses

Charter hire expenses for the three-month period ended March 31, 2012, were $590,484 compared to $15,924,682 in the comparable period in 2011. The decrease in Charter hire expenses is attributable to reduction in chartered-in days for the quarter ended March 31, 2012 of 32 days, compared to 1,029 days in the comparable quarter in 2011.

Depreciation and Amortization

For the three-month periods ended March 31, 2012 and 2011, total depreciation and amortization expense was $19,433,357 and $17,158,844, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2012 includes $18,728,907 of vessel depreciation and other fixed assets amortization, and $704,450 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended March 31, 2010 were $16,236,473 of vessel depreciation and $922,371 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period in 2012.

TableofContents

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

Amortization of deferred financing costs which relate to the vessels on the water is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. For the three-month periods ended March 31, 2012 and 2011, the amortization of deferred financing costs allocated to the vessels on the water was $1,135,491 and $993,727, respectively.

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

General and administrative expenses for the three-month periods ended March 31, 2012 and 2011 were $10,634,660 and $13,896,425, respectively. These general and administrative expenses include a non-cash compensation component of $2,082,025 and $2,737,046, respectively. The decrease in general and administrative expenses for the three-month period ended March 31, 2012, is primarily attributable to a reduction in the allowance for bad debt of $6,586,900 in the quarter ended March 31, 2011, related to amounts receivable from KLC, which has filed for protective receivership and have received South Korean court approval for rehabilitation, compared to allowance for bad debt of $3,438,145 in the quarter ended March 31, 2012.

Capitalized Interest

At March 31, 2011, we had contracts for the construction of 6 newbuilding vessels, all of which delivered in 2011. Interest costs on borrowings used to fund the Company’s newbuilding program are capitalized as part of the cost of the newbuilding vessels until the vessels are delivered.

For the three-month period ended March 31, 2011, capitalized interest amounted to $1,195,764 ($1,057,026 in interest and $138,738 in amortization of deferred financing costs) and this amount has been recorded and included in Advances for Vessel Construction in the financial statements compared to none at March 31, 2012.

EBITDA

EBITDA represents operating earnings before extraordinary items, depreciation and amortization, interest expense, and income taxes, if any. EBITDA is included because it is used by certain investors to measure a company's financial performance. EBITDA is not an item recognized by generally accepted accounting principles in the United Statesand should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy its obligations including debt service, capital expenditures, and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, the definition of EBITDA used here may not be comparable to that used by other companies due to differences in methods of calculation.

TableofContents

Our revolving credit facility permits us to pay dividends in amounts up to our cumulative free cash flows, which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (Credit Agreement EBITDA), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-U.S. GAAP measure is important for our investors as it reflects our ability to pay dividends. The following table is a reconciliation of net income, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net loss	$(17,433,529)	$(5,810,281)
Interest Expense	10,960,910	11,336,479
Depreciation and Amortization	19,433,357	17,158,844
Amortization of fair value (below) and above market of time charter acquired	(1,228,764)	(1,294,519)
EBITDA	11,731,974	21,390,523
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	2,082,025	2,737,046
Credit Agreement EBITDA	$13,813,999	$24,127,569

(1) Stock based compensation related to stock options and restricted stock units (see Notes to our financial statements).

Effects of Inflation

           We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the three-month periods ended March 31, 2012 and 2011 was $2,653,413 and $13,792,518, respectively. The decrease was primarily due to lower rates on charter renewals offset by operation of a larger fleet.

Net cash provided by investing activities during the three-month period ended March 31, 2012 was $338,400, compared to net cash used in by investing activities of $42,865,432 during the corresponding three-month period ended March 31, 2011. Investing activities during the three-month period ended March 31, 2011 related primarily to making progress payments and incurring related vessel construction expenses for the newbuilding vessels.

Net cash used by financing activities during the three-month period ended March 31, 2012, was none, compared to $2,333,435 during the corresponding three-month period ended March 31, 2011.

As of March 31, 2012, our cash balance was $28,067,016, compared to a cash balance of $25,075,203 at December 31, 2011. Also recorded in Restricted Cash is an amount of $276,056, which is collateralizing letters of credit relating to our office leases.

At March 31, 2012, the Company's debt consisted of $1,129,478,741 in borrowings under the amended Revolving Credit Facility.

On August 4, 2009, the Company entered into a Third Amendatory Agreement to its revolving credit facility dated October 19, 2007. See the section in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on March 15, 2012 entitled “Revolving Credit Facility” for a description of the facility and its amendments. The facility also provides us with the ability to borrow up to $20,000,000 for working capital purposes.

TableofContents

On September 26, 2011, we entered into the Sixth Amendment to the Third Amended and Restated Credit Agreement dated October 19, 2007; most of the provisions of which, unless amended, originally expired on April 30, 2012. On April 27, 2012, the Company and the Lenders extended the expiration date of the Sixth Amendment to May 31, 2012.  Among other provisions, the Sixth Amendment suspends the Company's compliance with the Minimum Adjusted Net Worth covenant until May 31, 2012 for the accounting periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, and suspended compliance with the Minimum Liquidity covenant until January 30, 2012. From January 31, 2012 until March 30, 2012, the Minimum Liquidity covenant was reduced to $500,000 multiplied by the number of vessels owned by the Company, from March 31 until April 29, 2012, the Company was required to maintain cash and cash equivalents in the amount of $27,000,000 and from April 30, 2012 until May 31, 2012, the Company is required to maintain cash and cash equivalents in the amount of $36,000,000. Until May 31, 2012, the calculation of the Minimum Liquidity covenant includes undrawn facility amounts as cash and cash equivalents. As of March 31, 2012 the undrawn amount under the facility was $21,875,735. The Sixth Amendment also requires the Company to obtain the Lenders' consent for additional vessel dispositions during the commercial framework period, and to make reasonable efforts to meet certain reporting requirements to the Lenders. The Company was in compliance with all of the covenants related to this Sixth Amendment as of March 31, 2012 and expects to be in compliance with all covenants in effect through the expiration of the Sixth Amendment on May 31, 2012.

At the expiration of the Sixth Amendment, end of the commercial framework period we will provide to our Lenders with the compliance certificates for the deferred periods. As described in Note 4 to our consolidated financial statements in included in Item 1 to this Quarterly Report, on August 4, 2009, we entered into a third amendatory agreement to our revolving credit facility. Among other things, the third amendatory agreement reduced the facility to $1.2 billion and changed the applicable interest rate to 2.5% over LIBOR. In addition, among other changes, the third amendatory agreement amended the facility's net worth covenant from a market value to book value measurement with respect to the value of our fleet and reduced the facility's EBITDA to interest coverage ratio, with these changes to stay in effect until we were in compliance with the facility's original covenants for two consecutive accounting periods. Based on information which we provided in 2010 to the Lenders under the revolving credit facility, the agent for the Lenders notified us that according to its interpretation we were in compliance with the original covenants for the second and third quarters during 2010, and, therefore, our original collateral covenants have been reinstated. We disagree with the interpretation of the original covenant calculation being used by the agent and have advised the agent that we were not in compliance with the original covenants for these two consecutive quarters, and, therefore, the amended collateral covenants should remain in place. Under the agent's interpretation of the covenant, we were in compliance both with the original collateral covenants and the amended collateral covenants during the accounting period ended December 31, 2010. We have remained in compliance with the amended collateral covenants during the accounting periods ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, but would not have been in compliance with the covenants for these periods under the agent's interpretation of the original collateral covenants. We believe that our interpretation of the facility agreement's covenant calculation is correct, that the reinstatement of the original loan covenant has not occurred, and that we remain in compliance with all covenants in effect at March 31, 2012. However, if the agent's interpretation is determined to be correct, we would not be in compliance with the original covenants for the periods ending March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2012, which would constitute a default under the facility agreement and would result in the classification as current of the amounts due under the facility agreement and would lead to substantial doubt about our ability to continue as a going concern, if we are unable to agree on satisfactory alternative terms or obtain a waiver from the Lenders.

We anticipate that our current financial resources, together with cash generated from operations, will be sufficient to fund the operations of our fleet, including our working capital and facility amortization requirements, throughout 2012.  We anticipate that we will not be able to meet our covenants requirements commencing in January 2013.  We are in discussions with our Lenders as part of the Sixth Amendment to either amend the facility's amortization schedule or the covenants then in effect. Although there is no assurance that we will be successful in doing so, we continue to seek a satisfactory agreement with our lenders. We are also evaluating possible asset sales and equity and debt financing alternatives that, if we are successful in executing, could raise incremental cash.

TableofContents

Our credit facility is secured by liens on our vessels and contains various financial covenants. The covenants relate to our financial position, operating performance and liquidity. The market value of dry bulk vessels is sensitive, among other things, to changes in the dry bulk charter market. The recent general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. The decline in charter rates in the dry bulk market coupled with the prevailing difficulty in obtaining financing for vessel purchases have adversely affected dry bulk vessel values. A continuation of these conditions, could lead to a significant decline in the fair market values of our vessels, which could impact our compliance with these loan covenants. The recent developments in the credit markets and related impact on the dry bulk charter market and have also resulted in additional risks. The occurrence of one or more of these risk factors could adversely affect our results of operations or financial condition. Please refer to the section entitled “Risk Factors” in Part II of this Quarterly Report, which should be read in conjunction with the risk factors included in our 2011 Annual Report on Form 10-K filed with the SEC on March 15, 2012.

The Company has a shelf registration statement filed on Form S-3 on March 2, 2009, subsequently amended, which would enable the Company to issue securities. The shelf registration statement will expire on August 28, 2012.

Dividends

The Company did not make any dividend payments in 2012 and 2011. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2012:

(in thousands of U.S. dollars)	Within One Year(4)	One to Three Years	Three to Five Years	More than Five Years	Total
Bank Loans	$86,064	$1,043,415	$—	$—	$1,129,479
Interest and borrowing fees (1)	44,544	53,626	—	—	98,160
Chartering agreement (2,3)	—	4,118	9,855	20,520	34,493
Office lease (4)	1,328	2,403	2,223	1,297	7,251

Total	$131,926	$1,103,562	$12,078	$21,817	$1,269,383

(1)	The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $203,052,038.
(2)	Does not include the Company’s obligations of charter- in vessels for a periods of less than one year.
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

TableofContents

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. Two vessels were drydocked in the three months ended March 31, 2012. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2012	22	$0.55 million
September 30, 2012	-	-
December 31, 2012	15	$0.35 million
March 31, 2013	22	$0.55 million

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

TableofContents
Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the market risk disclosures set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.

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

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and is incorporated by reference herein.

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Form 10-K for the year ended December 31, 2011.

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

TableofContents

10.8
Fourth Amendatory Agreement, dated as of August 4, 2010, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger(11)

10.9	Delphin Management Agreement(12)
10.10
Sixth Amendatory Agreement and Commercial Framework Implementation Agreement, dated as of September 26, 2011, as supplemented, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger (13)

10.11	Eagle Bulk Shipping Inc. 2011 Stock Incentive Plan. (14)
14.1	Code of Ethics (15)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Seward & Kissel LLP
23.3	Consent of PricewaterhouseCoopers LLP
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO
101
The following materials from Eagle Bulk Shipping Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements (unaudited).

(1)	Incorporated by reference to the Registration Statement on Form S-1/A, Registration No. 333-123817 filed on June 20, 2005.
(2)	Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form 8-A dated November 13, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-3 filed on December 29, 2006.
(4)	Incorporated by reference to the Company's Report on Form 8-K filed on November 13, 2007.
(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2007, filed on November 9, 2007.
(6)	Incorporated by reference to the Company's Report on Form 8-K filed on June 23, 2006.
(7)	Incorporated by reference to the Company's Report on Form 8-K filed on October 25, 2007.
(8)	Incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-3POSASR, Registration No. 333-148417 filed on March 2, 2009.
(9)	Incorporated by reference to the Company's Report on Form 8-K filed on June 20, 2008.
(10)	Incorporated in Appendix A to the proxy statement pursuant to Schedule 14A filed on April 10, 2009.
(11)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2010, filed on November 9, 2010.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, filed with the SEC on March 16, 2012.
(14)	Incorporated by reference to the Company’s report on Form 8-K filed with the SEC on November 17, 2011.
(15)	Incorporated by reference to the Company's to be filed 2011 Proxy Statement.

TableofContents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles N. Zoullas
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer
Date: May 10, 2012

By:	/s/ Alan S. Ginsberg
Alan S. Ginsberg
Chief Financial Officer
and Principal Accounting Officer
Date: May 10, 2012