Form 10-Q
period 2012-06-30
Eagle Bulk Shipping Inc.
filed 2012-08-09
CIK 1322439

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common Stock, par value $0.01 per share, 15,771,496 shares outstanding as of August 9, 2012.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$17,148,510	$25,075,203
Accounts receivable, net	10,250,226	13,960,777
Prepaid expenses	5,048,180	3,969,905
Inventories	12,581,899	11,083,331
Investment	227,354	988,196
Fair value above contract value of time charters acquired	557,881	567,315
Fair value of derivative instruments	—	246,110
Total current assets	45,814,050	55,890,837
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $276,929,765 and $239,568,767, respectively	1,752,078,568	1,789,381,046
Other fixed assets, net of accumulated amortization of $420,668 and $324,691, respectively	519,683	605,519
Restricted cash	291,891	670,418
Deferred drydock costs	3,067,188	3,303,363
Deferred financing costs	28,321,603	11,766,779
Fair value above contract value of time charters acquired	2,766,769	3,041,496
Other assets	2,292,075	2,597,270
Total noncurrent assets	1,789,337,777	1,811,365,891
Total assets	$1,835,151,827	$1,867,256,728

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,629,148	$10,642,831
Accrued interest	3,067,461	2,815,665
Other accrued liabilities	17,652,035	11,822,582
Current portion of long-term debt	—	32,094,006
Deferred revenue and fair value below contract value of time charters acquired	4,637,875	5,966,698
Unearned charter hire revenue	4,086,738	5,779,928
Total current liabilities	36,073,257	69,121,710
Noncurrent liabilities:
Long-term debt	1,130,186,429	1,097,384,735
Deferred revenue and fair value below contract value of time charters acquired	15,386,221	17,088,464
Fair value of derivative instruments	6,223,622	9,486,116
Total noncurrent liabilities	1,151,796,272	1,123,959,315
Total liabilities	1,187,869,529	1,193,081,025
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 15,771,496 shares issued and outstanding*	157,715	157,508
Additional paid-in capital*	757,090,198	745,945,694
Retained earnings (net of dividends declared of $262,118,388 as of June 30, 2012 and December 31, 2011, respectively)	(103,014,254)	(62,474,486)
Accumulated other comprehensive loss	(6,951,361)	(9,453,013)
Total stockholders' equity	647,282,298	674,175,703
Total liabilities and stockholders' equity	$1,835,151,827	$1,867,256,728

*Adjusted to give effect to the 1 for 4 reverse stock split that become effective on May 22, 2012, see Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues, net of commissions	$48,537,233	$76,405,388	$101,153,633	$163,098,163

Voyage expenses	6,888,920	8,125,284	13,890,624	23,946,796
Vessel expenses	23,869,262	21,289,772	46,311,324	40,763,171
Charter hire expenses	—	11,029,811	606,573	26,954,493
Depreciation and amortization	19,427,957	17,640,372	38,861,314	34,799,216
General and administrative expenses	9,419,220	8,038,757	20,053,880	21,935,182
Total operating expenses	59,605,359	66,123,996	119,723,715	148,398,858

Operating income (loss)	(11,068,126)	10,281,392	(18,570,082)	14,699,305

Interest expense	12,053,342	11,672,428	23,014,252	23,008,907
Interest income	(8,153)	(29,464)	(16,191)	(87,134)

Other (Income) expense	(7,076)	76,706	(1,028,375)	(973,909)
Total other expense, net	12,038,113	11,719,670	21,969,686	21,947,864

Net loss	$(23,106,239)	$(1,438,278)	$(40,539,768)	$(7,248,559)

Weighted average shares outstanding* :
Basic	15,880,392	15,642,830	15,815,594	15,641,477
Diluted	15,880,392	15,642,830	15,815,594	15,641,477
Per share amounts:
Basic net loss	$(1.46)	$(0.09)	$(2.56)	$(0.46)
Diluted net loss	$(1.46)	$(0.09)	$(2.56)	$(0.46)

*Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net loss	$(23,106,239)	$(1,438,278)	$(40,539,768)	$(7,248,559)

Other comprehensive income:
Change in unrealized loss on investment	(514,508)	—	(760,842)	—
Net unrealized gain on derivatives	1,822,164	1,933,667	3,262,494	5,431,940
Total other comprehensive income	1,307,656	1,933,667	2,501,652	5,431,940

Comprehensive (loss) income	$(21,798,583)	$495,389	$(38,038,116)	$(1,816,619)

 The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Common Shares*	Common Shares Amount*	Additional Paid-In Capital	Net Loss	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2011	15,750,796	$157,508	$745,945,694		$(62,474,486)	$(9,453,013)	$674,175,703
Net loss	—	—	—	$(40,539,768)	$(40,539,768)	—	$(40,539,768)
Change in unrealized loss on investment	—	—	—	—	—	(760,842)	(760,842)
Net unrealized gain on derivatives	—	—	—	—	—	3,262,494	3,262,494
Issuance of common shares	20,700	207	(207)	—	—	—	—
Issuance of warrants……………	—	—	6,262,787	—	—	—	6,262,787
Non-cash compensation	—	—	4,881,924	—	—	—	4,881,924

Balance at June 30, 2012	15,771,496	$157,715	$757,090,198		$(103,014,254)	$(6,951,361)	$647,282,298

*Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(40,539,768)	$(7,248,559)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Items included in net loss not affecting cash flows:
Depreciation	37,456,975	33,055,698
Amortization of deferred drydocking costs	1,404,339	1,743,518
Amortization of deferred financing costs	2,332,293	1,918,410
Amortization of fair value below contract value of time charter acquired	(2,434,040)	(2,566,329)
Payment-in-kind interest on debt	707,688	—
Unrealized gain from forward freight agreements, net	246,110	308,578
Allowance for accounts receivable	5,339,080	6,586,900
Non-cash compensation expense	4,881,924	4,939,137
Drydocking expenditures	(1,168,164)	(1,284,121)
Changes in operating assets and liabilities:
Accounts receivable	(1,628,529)	(11,473,011)
Other assets	305,195	(635,571)
Prepaid expenses	(1,078,275)	931,577
Inventories	(1,498,568)	(5,339,055)
Accounts payable	(4,013,683)	2,373,987
Accrued interest	251,796	(2,339,449)
Accrued expenses	(21,678)	4,433,934
Deferred revenue	(312,865)	138,722
Unearned revenue	(1,693,190)	901,124
Net cash (used in) provided by operating activities	(1,463,360)	26,445,490

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(58,520)	(100,369,716)
Purchase of other fixed assets	(10,141)	(198,732)
Changes in restricted cash	378,527	(1,157,481)
Net cash provided by (used in) investing activities	309,866	(101,725,929)

Cash flows from financing activities:
Changes in restricted cash	—	(1,500,000)
Deferred financing costs	(6,773,199)	—
Cash used to settle net share equity awards	—	(1,210,177)
Net cash used in financing activities	(6,773,199)	(2,710,177)

Net decrease in cash	(7,926,693)	(77,990,616)
Cash at beginning of period	25,075,203	129,121,680
Cash at end of period	$17,148,510	$51,131,064

 The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation and General Information

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

The Company is a holding company incorporated in 2005 under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of its subsidiaries, which are incorporated in the Republic of the Marshall Islands. The primary activity of each of the subsidiaries, other than the Company’s management subsidiaries, is the ownership of a vessel. The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company.

As of June 30, 2012, the Company owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately five years. In 2011, the Company completed its Supramax vessel newbuilding program.

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

% of Consolidated Time Charter Revenue
	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Charterer
Charterer A	-	-	-	11%
Charterer B	-	12%	-	-
Charterer C	10%	-	-	-
Charterer D	27%	-	26%	-
Charterer E	11%	-	11%	-

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission (“SEC”) which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 15, 2012.

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

Effective as of the open of trading on May 22, 2012, the Company completed a 1 for 4 reverse stock split as previously approved by the Company's shareholders. Proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as shareholders who would otherwise hold a fractional share of common stock received a cash payment in lieu of that fractional share. All references herein to common stock and per share data for all periods presented in these consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the reverse stock split.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are stock-based compensation, the useful lives of fixed assets and intangibles, depreciation and amortization, the allowances for bad debt, and the fair value of derivative and warrants.

Note 2.	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The adoption of this amendment in 2012 did not have a material effect on the presentation of the Company’s consolidated financial statements.

In June and December 2011, FASB issued two Accounting Standard Updates, which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these ASUs using two consecutive statements beginning January 1, 2012, for all periods presented.

In December 2011, FASB issued an Accounting Standards Update for balance sheet, which contains new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. Under U.S. GAAP, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. The new disclosure requirement will provide financial statement users information regarding both gross and net exposures. This guidance is effective for annual and interim financial statements beginning on or after January 1, 2013. Retrospective application is required. The Company does not expect a material impact on the Company’s consolidated financial statements as a result of the adoption of this standard.

Note 3.	Vessels

Vessel and Vessel Improvements

At June 30, 2012, the Company’s operating fleet consisted of 45 dry bulk vessels. The Company completed its newbuilding program in the fourth quarter of 2011.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2011	$1,789,381,046
Purchase of Vessel Improvements	58,520
Depreciation Expense	(37,360,998)
Vessels and Vessel Improvements, at June 30, 2012	$1,752,078,568

Note 4. Debt

Debt consists of the following:

	June 30, 2012	December 31, 2011

Credit Facility	$—	$1,129,478,741

Term loan	1,129,478,741	—
Payment-in-kind loan	707,688	—
Less: Current portion	—	(32,094,006)
Long-term debt	$1,130,186,429	$1,097,384,735

The Fourth Amended and Restated Credit Agreement

On June 20, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement to its credit facility agreement, dated as of October 19, 2007, as amended up to the date thereof (the “Fourth Amended and Restated Credit Agreement”), which, among other things, (i) permanently waives any purported defaults or events of defaults that were the subject of a temporary waiver under the Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, including any alleged events of default arising from any purported breach of the minimum adjusted net worth covenant that occurred as a result of any failure to maintain the required adjusted net worth; (ii) converts the $1,129,478,741 outstanding under the revolving credit facility into a term loan; (iii) sets the maturity date as December 31, 2015, and, subject to the Company's satisfaction of certain conditions including a collateral coverage ratio at December 31, 2015 of less than 80%, provides an option to the Company to further extend the maturity date by an additional 18 months to June 30, 2017 (the "Termination Date"); (iv) requires no mandatory repayments of principal until the Termination Date, other than a quarterly sweep of cash on hand in excess of $20,000,000 and upon the sale of vessels, additional financings or future equity raises by the Company. All amounts outstanding under the term loan will bear interest at LIBOR plus a margin that will include a payment-in-kind ("PIK") component.  The initial cash margin of 3.50% and PIK margin of 2.50% can be reduced on the basis of reduced leverage and proceeds from future equity raises by the Company.

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of June 30, 2012 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $707,688 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,624,330 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees, of which 50% of the amendment fees were paid upon signing the Fourth Amended and Restated Credit Agreement and the remaining 50% is payable in equal amounts during the third and fourth quarters of 2012.

In addition, the Fourth Amended and Restated Credit Agreement replaces the previously existing financial covenants and substitutes them with new covenants, which shall require the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement), on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013 of 13.9:1, declining in intervals to 7.3:1 for the quarterly period ending December 31, 2015 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017, (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013 of 130%, escalating in intervals to 220% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017, (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes and (iv) maintain a maximum collateral coverage ratio commencing in the quarterly period ending September 30, 2014 of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017.

In connection with the Fourth Amended and Restated Credit Agreement, the Company entered into a Warrant Agreement, dated June 20, 2012, pursuant to which the Company issued 3,148,584 warrants convertible on a cashless basis into shares of the Company's common stock, par value $0.01 (the "Warrant Shares"), at a strike price of $0.01 per share of common stock. One-third of the warrants are exercisable immediately, the next third of the warrants are exercisable when the price of the Company's common stock reaches $10.00 per share and the last third of the warrants are exercisable when the price of the Company's common stock reaches $12.00 per share. Unexercised warrants will expire on June 20, 2022. The Company determined the relative fair value of the Warrant Shares at $6.3 million using the Monte Carlo simulation which was performed, and the mean value was selected. The assumptions used in the Monte Carlo simulation were the underlying stock price of $2.98, risk-free rate of 1.64%, expected volatility of 79.3%, expected term of 10 years and expected dividend yield of 0%. The fair value of the warrants was recorded as deferred financing cost and amortized over the life of the term loan agreement.

  Our obligations under the Fourth Amended and Restated Credit Agreement are secured by a first priority mortgage on each of the vessels in our fleet, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to our vessels. The Fourth Amended and Restated Credit Agreement also limits our ability to create liens on our assets in favor of other parties.

Sixth Amendatory and Commercial Framework Implementation Agreement

On September 26, 2011, we entered into the Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, which has since been amended and restated in its entirety by the Fourth Amended and Restated Credit Agreement. Among other provisions, the Sixth Amendment had suspended the Company's compliance with certain covenants requirements until June 20, 2012.

For the six months ended June 30, 2012, interest rates on the outstanding debt ranged from 2.71% to 7.73%, including a margin of 2.50% over LIBOR applicable under the terms of the amended revolving credit facility. The weighted average effective interest rate was 3.48%.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Loan Interest	$10,856,540	$10,747,745	$20,681,959	$21,090,497
Amortization of Deferred Financing Costs	1,196,802	924,683	2,332,293	1,918,410
Total Interest Expense	$12,053,342	$11,672,428	$23,014,252	$23,008,907

Interest paid, exclusive of capitalized interest, in the six-month periods ended June 30, 2012 and 2011 amounted to $19,722,475 and $22,470,387, respectively.

Note 5.	Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of June 30, 2012 and December 31, 2011.

Notional Amount Outstanding – June 30, 2012	Notional Amount Outstanding – December 31, 2011	Fixed Rate	Maturity
$36,752,038	$36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$203,052,038	$203,052,038

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. No portion of the cash flow hedges was ineffective during the period ended June 30, 2012. Accordingly, liabilities of $6,223,622 and $9,486,116 have been recorded in Fair value of derivative instruments in the Company’s balance sheets as of June 30, 2012 and December 31, 2011, respectively.

Forward freight agreements (FFAs), bunker swaps and freight derivatives

The Company trades in the FFAs, bunker swaps and freight derivatives markets, with objective to utilize these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment.

The effect of cash flow hedging relationships on the balance sheets as of June 30, 2012 and December 31, 2011, and the statement of operations for the periods ended June 30, 2012 and 2011 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	June 30, 2012	December 31, 2011

Interest rate swaps	$(6,223,622)	$(9,486,116)

Total	$(6,223,622)	$(9,486,116)

The effect of non-designated derivative instruments on statements of operations:

Derivatives not designated		Amount of Gain (Loss)		Amount of Gain
as hedging instruments		Three Months Ended		Six Months Ended
	Location of Gain	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Loss) Recognized
FFAs, bunker swaps, freight and bunker derivatives	Other income	$7,076	$(76,706)	$1,028,375	$973,909
Total		$7,076	$(76,706)	$1,028,375	$973,909

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined by the terms of the respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. At June 30, 2012, the Company’s collateral related to its FFAs, bunker swaps and freight derivative transactions was $15,835. As of June 30, 2012, the Company had no outstanding amounts paid as collateral to derivative fair value positions.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivative include our term loan account.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fell.

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Bunker swaps	—	—	—	$142,750	—	—
Bunker derivative instruments	—	—	—	—	$261,000	—
Liabilities:
Interest rate swaps	—	$6,223,622	—	—	$9,486,116	—
Bunker swaps	—	—	—	$53,000	—	—
Bunker derivative instruments	—	—	—	—	$104,640	—

Note  6. Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows. The Company currently is party to the legal proceedings described below.

Shareholder Derivative Lawsuit

On June 13, 2011, a complaint against the Company’s board of directors and a former director was filed in the United States District Court for the Southern District of New York alleging, among other things, that the directors breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company’s Management Agreement with Delphin Shipping LLC (“Delphin”) (specifically, according to the complaint, alleged conflicts of interest between the Company’s Chief Executive Officer, Delphin and the Company); and (iii) the adjournment of the Company’s 2011 Annual Meeting of Shareholders. The complaint seeks rescission of director and officer compensation for those years as well as the Management Agreement, and seeks unspecified damages. The matter is currently in discovery.

On August 23, and August 30, 2011, respectively, two additional lawsuits were brought in the Supreme Court of the State of New York (New York County) against the Company’s board of directors and a former director alleging substantially similar breaches of fiduciary duties as those alleged in the lawsuit filed on June 13, 2011. The Company filed a motion to stay these proceedings pending the outcome of the June 13, 2011 federal action, which motion was granted on January 10, 2012, staying both state court proceedings.

On October 31, 2011, a complaint was filed in the United States District Court for the Southern District of New York by one of the plaintiffs in the June 13, 2011 federal action against the Company’s and its board of directors alleging deficiencies in the Company’s proxy statement in connection with its special meeting of shareholders that was held on November 17, 2011. A preliminary injunction seeking to prevent the meeting was brought on November 3, 2011, but the company revised its proxy statement and the motion was subsequently withdrawn, allowing the meeting to proceed as planned. The Company served an answer to the complaint on March 19, 2012.

Korea Line Corporation

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

On March 3, 2011, the Company reached a comprehensive agreement with the receivers of KLC regarding twelve time-chartered vessels impacted by KLC's decision to file for protective receivership, which was certified by the joint receivers on March 15, 2011. The main points of this agreement were:

●	Charter rates on ten vessels have been adjusted to $17,000 per vessel per day. Additionally, through December 31, 2015, the Company will receive all profits between $17,000 and $21,000 per vessel per day. During this period any additional profits above $21,000 per vessel per day are to be split equally between the Company and KLC.
●	After December 31, 2015, all profits above $17,000 per vessel per day are to be split equally until the conclusion of the charters which expire at the earliest on December 31, 2018.

●	For the twelve months commencing March 15, 2011, the Company was responsible for the chartering of these ten vessels, while KLC was responsible for any shortfall between the vessels' actual daily earnings and $17,000 per vessel per day. Any such shortfall was treated as a "claim for common benefit" under the Korean laws of corporate Rehabilitation, and is payable in full.
●	Time charter rates on two newbuildings still to be delivered to KLC at the time of the agreement were adjusted to $17,000 per vessel per day with the same profit-sharing arrangement as above. On May 20, 2011 and July 13, 2011 the Company took delivery of these two newbuilding vessels, and the Company has chartered them out on the spot and short-term time charter markets. KLC will be responsible for any shortfall between the vessels' actual daily earnings and $17,000 per vessel per day. Any such shortfall shall be treated as a "claim for common benefit" under the Korean laws of corporate Rehabilitation, payable in full.

●	At the time of the agreement one vessel was not impacted, subject to the continued performance of the vessel's sub-charterer. The daily time charter rate on this vessel was to remain at $18,300 until January 2014, after which the rate would be $18,000 per day plus 50% of any profits above this rate until the earliest completion of the charter in December 2018. In October, 2011, due to the failure of the sub-charterer to perform, KLC terminated the sub-charter and the Company took over the employment of this vessel at to the same charter rate and terms mentioned above for the other ten vessels.

On April 1, 2011, the Company filed a claim for all unpaid amounts in respect of the employment of the eleven vessels that were under charter to KLC for the period up to February 15, 2011, and agreement was reached with the KLC receivers as to the amount of the claim on September 20, 2011.

On October 14, 2011, following a vote by the interested creditors, the Korean court approved a Rehabilitation Plan, pursuant to which 37% of the Company’s claim in respect of the period up to February 15, 2011 will be paid in cash installments from 2012 through 2021. The majority of the cash payment installments will be paid in the last five years, and the remaining 63% of the said claim will be converted to KLC stock. On July 2, 2012 the Company took possession of the KLC stock. The KLC stock is designated as Available for sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. On June 30, 2012 KLC stock fair value was $227,354.

The Company evaluated the KLC matter to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition and cash flows, and recorded an initial allowance for bad debt in the first quarter of 2011 of $6,586,900, which was updated in the fourth quarter of 2011 to reflect the settlement on November 24, 2011. Accordingly, in the fourth quarter of 2011, the Company adjusted the allowance to $1,811,320, which reflects our recovery of $1,269,070 and write off of $3,506,510. As of June 30, 2012, KLC is not performing in accordance with the $17,000 per vessel per day shortfall arrangement and KLC owes the Company approximately $21.9 million. That revenue does not meet the Company’s revenue recognition policy and is not included in the Company’s financial statements. The Company will recognize that revenue and any future revenue from KLC when collectability is assured.

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $10,367 and $9,698 per vessel during the six months ended June 30, 2012 and 2011, respectively.

Other commitments

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

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. Total management fees for the period ended June 30, 2012 and 2011 amounted to $1,090,044 and $234,088, respectively. The advanced balance received from Delphin on account of the management of its vessels as of June 30, 2012 amounted to $29,399. The total reimbursable expenses for the periods ended June 30, 2012 and 2011 amounted to $195,836 and $234,088, respectively. The balance due from Delphin as of June 30, 2012 amounted to $96,694. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 8.	Earnings Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the period ended June 30, 2012, includes the weighted average underlying Warrant Shares issuable upon exercise of the 1,049,528 warrants at the exercise price of $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of June 30, 2012 does not include 657,962 restricted stock units and 350,210 stock options as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Income (loss)	$(23,106,239)	$(1,438,278)	$(40,539,768)	$(7,248,559)
Weighted Average Shares – Basic*	15,880,392	15,642,830	15,815,594	15,641,477
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted Average Shares – Diluted*	15,880,392	15,642,830	15,815,594	15,641,477
Basic loss Per Share*	$(1.46)	$(0.09)	$(2.56)	$(0.46)
Diluted loss Per Share*	$(1.46)	$(0.09)	$(2.56)	$(0.46)

*Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 1.

Note 9.	Stock Incentive Plans

Effective as of the opening of trading on May 22, 2012, the Company completed a 1 for 4 reverse stock split as previously approved by the Company's shareholders. Proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as shareholders who would otherwise hold a fractional share of common stock received a cash payment in lieu of that fractional share. All references herein to common stock and per share data have been retrospectively adjusted to reflect the reverse stock split.

2011 Equity Incentive Plan. In November 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of affording an incentive to eligible persons. The 2011 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2011 Plan is administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2011 Plan. The shares reserved for issuance under the 2011 Plan are not subject to adjustment in the event of a stock split commenced prior to the Company’s 2012 Annual General Meeting. However, the 2011 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2011 Plan that no options granted under the plan would, in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable.

2009 Equity Incentive Plan. In May 2009, our shareholders approved the 2009 Equity Incentive Plan (the “2009 Plan”) for the purpose of affording an incentive to eligible persons. The 2009 Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company’s common shares to eligible non-employee directors, officers, employees or consultants. The 2009 Plan is administered by a compensation committee or such other committee of the Company’s board of directors. A maximum of 1.05 million of the Company’s common shares have been authorized for issuance under the 2009 Plan, which have been adjusted in accordance with the one-for-four reverse stock split effective on May 22, 2012.

The Company granted restricted stock units (“RSUs”) to members of its management which vest ratably between three to five years. As of June 30, 2012, RSUs covering a total of 660,708 of the Company’s shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSU are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three months ended June 30, 2012 and 2011, the amortization charge was $2,051,947 and $2,202,091, respectively. For the six months ended June 30, 2012 and 2011, the amortization charge was $4,133,972and $4,421,376, respectively. The remaining expense for each of the years ending 2012, 2013, and 2014 will be $4,116,245, $3,917,562, and $534,193 respectively.

On June 26, 2012, upon the Company’s refinancing of its credit facility, the Company granted options, under the 2011 Plan, to certain members of the Company’s senior management to purchase an aggregate of 1,580,000 of the Company's common shares. The options have an exercise price of $3.34 per share, vest in four equal annual installments beginning on the grant date, and expire ten years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the options granted of $2,973,141 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 0.75%, and an expected stock price volatility factor of 80%. For the six months ended June 30, 2012 and 2011, the Company has recorded a non-cash compensation charge of $747,952 and $517,761, respectively. The remaining expense for each of the years ending 2012, 2013, 2014 and 2015 will be $681,345, $988,502, $432,310 and $123,032 respectively. As of June 30, 2012 and December 31, 2011, options covering 1,908,371 and 328,371, respectively, of the Company’s common shares are outstanding with exercise prices ranging from $3.34 to $87.52 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between five to ten years from the date of grant.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Stock Option Plans	$747,952	$—	$747,952	$517,761

Restricted Stock Grants	2,051,947	2,202,091	4,133,972	4,421,376
Total Non-cash compensation expense	$2,799,899	$2,202,091	$4,881,924	$4,939,137

As of June 30, 2012, Dividend Equivalent Rights Awards (“DERs”) equivalent to 143,500 of the Company’s common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. For the six and three months ended June 30, 2012 and 2011, no compensation expenses were recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month and six-month periods ended June 30, 2012 and 2011. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) the outcome of our discussions with the agent of our revolving credit facility regarding the calculation of collateral covenants, (xi) the outcome of legal proceeding in which we are involved; and (xii) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

As of June 30, 2012, we owned and operated a modern fleet of 45 oceangoing vessels, 43 Supramax and 2 Handymax, with a combined carrying capacity of 2,451,259 dwt and an average age of approximately five years. In 2011, we completed our Supramax vessel newbuilding program.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

On June 20, 2012, we entered into a Fourth Amended and Restated Credit Agreement, as discussed in Note 1 to the consolidated financial statements included in this Quarterly Report and the section entitled “Liquidity and Capital Resources” below.

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

We have employed all of our vessels in our operating fleet on time and voyage charters, the following table represents certain information about our revenue earning charters with respect to our operating fleet as of June 30, 2012:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet (2)	2010	53,462	Jul 2012	Voyage	(3)

Bittern (2)	2009	57,809	Jul 2012	$11,990	(3)

Canary (2)	2009	57,809	Aug 2012 to Nov 2012	$12,000

Cardinal	2004	55,362	Nov 2012 to Feb 2013	Index	(4)

Condor	2001	50,296	Jul 2012	$7,000	(3)

Crane (2)	2010	57,809	Jul 2012	$7,000	(3)

Crested Eagle	2009	55,989	Aug 2012 to Oct 2012	$12,000	(3)

Crowned Eagle	2008	55,940	Aug 2012 to Oct 2012	$14,000

Egret Bulker	2010	57,809	Oct 2012 to Feb 2013	$17,650(5) (with 50%
				profit share over $20,000)

Falcon	2001	50,296	Aug 2012	$10,550	(3)

Gannet Bulker	2010	57,809	Jan 2013 to May 2013	$17,650(5) (with 50%
				profit share over $20,000)

Golden Eagle	2010	55,989	Jul 2012	$7,500

Goldeneye	2002	52,421	Oct 2012 to Jan 2013	Index	(4)

Grebe Bulker	2010	57,809	Feb 2013 to Jun 2013	$17,650(5) (with 50%
				profit share over $20,000)

Harrier	2001	50,296	Jul 2012	$6,500	(3)

Hawk I	2001	50,296	Jul 2012	Spot	(3)

Ibis Bulker	2010	57,775	Mar 2013 to Jul 2013	$17,650(5) (with 50%
				profit share over $20,000)

Imperial Eagle	2010	55,989	Nov 2012 to Feb 2013	Index	(4)

Jaeger	2004	52,248	Nov 2012 to Jan 2013	Index	(4)

Jay(2)	2010	57,802	Jul 2012	$6,750	(3)

Kestrel I	2004	50,326	Jul 2012 to Aug 2012	Index	(4)

Kingfisher (2)	2010	57,776	Aug 2012 to Nov 2012	$12,500

Kite	1997	47,195	Aug 2012 to Nov 2012	$7,250

Kittiwake	2002	53,146	Jul 2012	Spot	(3)

Martin(2)	2010	57,809	Jul 2012	$10,500	(3)

Merlin	2001	50,296	Jul 2012 to Aug 2012	Voyage	(3)

Nighthawk(2)	2011	57,809	Aug 2012	$10,000	(3)

Oriole(2)	2011	57,809	Jul 2012	$12,250	(3)

Osprey I	2002	50,206	Jul 2012 to Aug 2012	$10,000	(3)

Owl(2)	2011	50,809	Jul 2012	Voyage	(3)

Peregrine	2001	50,913	Jul 2012	$7,000	(3)

Petrel Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(5) (with 50%
				profit share over $20,000)

Puffin Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(5) (with 50%
				profit share over $20,000)

Redwing	2007	53,411	Aug 2012	$5,000	(3)

Roadrunner Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(5) (with 50%
				profit share over $20,000)

Sandpiper Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(5) (with 50%
				profit share over $20,000)

Shrike	2003	53,343	Dec 2012 to Mar 2013	$11,300	(3)

Skua	2003	53,350	Aug 2012	$10,500	(3)

Sparrow	2000	48,225	Jul 2012	$10,000	(3)

Stellar Eagle	2009	55,989	Mar 2013 to Jun 2013	Index	(4)

Tern	2003	50,200	Jul 2012 to Oct 2012	$10,000	(3)

Thrasher (2)	2010	53,360	Jul 2012 to Aug 2012	$10,000	(3)

Thrush	2011	53,297	Jul 2012	$7,000	(3)

Woodstar (2)	2008	53,390	Jul 2012	$8,000	(3)

Wren (2)	2008	53,349	Jul 2012	$7,000	(3)

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 0.625% to 6.25%, to third party ship brokers.
(2)	The charter rate does not include any shortfall between the vessels’ actual daily earnings and the $17,000 per day for which KLC is responsible.

Revenue from KLC will be recognized when collectability is assured. In addition, through December 2015, we are entitled to100% of the profits on earnings between $17,000 to $21,000 per day and a 50% profit share on earnings above $17,000 per day from January 2016 to December 2018.

(3)	Upon conclusion of the previous charter, the vessel will commence a short-term charter for up to six months.
(4)	Index, an average of the trailing Baltic Supramax Index.
(5)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.

Fleet Management

The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of fifty three shore based personnel, including our senior management team and our office staff, who either directly or through this subsidiary, provides the following services:

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

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended June 30, 2012 and 2011, the technical management fee averaged $10,367 and $9,698 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded under Vessel Expenses.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and the rules and regulations of the SEC which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and fair value of derivative and warrants and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are stock-based compensation, the useful lives of fixed assets and intangibles, depreciation and amortization, the allowances for bad debt, and the fair value of derivative and warrants.

Results of Operations for the three and six month periods ended June 30, 2012 and 2011:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Ownership Days	4,095	3,682	8,190	7,230
Chartered-in under operating lease Days	-	629	32	1,658
Available Days	4,081	4,290	8,175	8,847
Operating Days	4,062	4,268	8,103	8,779
Fleet Utilization	99.5%	99.5%	99.1%	99.2%

•            Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three month period ended June 30, 2012, increased 11% from the corresponding period in 2011 as we operated 45 vessels in the second quarter of 2012 compared to 41 vessels in the corresponding period in 2011.

•            Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

•            Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six-month period ended June 30, 2012, the Company drydocked three vessels as compared to two in the comparable period in 2011.

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

Revenues

Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 0.625% to 6.25% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Gross time and voyage charter revenues in the quarter ended June 30, 2012 were $50,537,281, compared with $81,135,090 recorded in the comparable quarter in 2011. The decrease in gross revenues is attributable primarily to lower charter rates and a decrease in voyage charter revenues in the quarter ended June 30, 2012 of $7,383,790, compared to $15,365,728 in the comparable quarter in 2011. Gross revenues recorded in the quarter ended June 30, 2012 and 2011, include an amount of $1,205,276 and $1,271,810, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended June 30, 2012 and 2011 were $2,000,048 and $4,729,702, respectively. Net revenues during the quarter ended June 30, 2012 and 2011, were $48,537,233 and $76,405,388, respectively.

Gross time and voyage charter revenues in the six-month period ended June 30, 2012 were $105,360,411, compared with $171,518,078 recorded in the comparable quarter in 2011. The decrease in gross revenues is attributable primarily to lower charter rates and a decrease in voyage charter revenues in the six-month period ended June 30, 2012 of $16,219,529, compared to $44,208,037 in the comparable six-month period in 2011. Gross revenues recorded in the six-month period ended June 30, 2012 and 2011, include an amount of $2,434,040 and $2,566,329, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the six-month period ended June 30, 2012 and 2011 were $4,206,778 and $8,419,915, respectively. Net revenues during the six-month period ended June 30, 2012 and 2011, were $101,153,633 and $163,098,163, respectively.

Voyage expenses

Voyage expenses for the three-month period ended June 30, 2012 were $6,888,920, compared to $8,125,284 in the comparable quarter in 2011. The decrease in voyage expenses is attributable to reduction in voyage charter revenues and in port charges in the quarter ended June 30, 2012.

Voyage expenses for the six-month period ended June 30, 2012 were $13,890,624, compared to $23,946,796 in the comparable period in 2011. The decrease in voyage expenses is attributable to reduction in voyage charter revenues and in port charges in the quarter ended June 30, 2012.

Vessel Expenses

Vessel expenses for the three-month period ended June 30, 2012 were $23,869,262, compared to $21,289,772 in the comparable quarter in 2011. The increase in vessel expenses is attributable to a larger fleet size in operation and increases in vessel crew costs. Vessel expenses for the three-month period ended June 30, 2012 included $22,463,768 in vessel operating costs and $1,405,494 in technical management fees. Vessel expenses for the comparable period in 2011 included $20,002,586 in vessel operating costs and $1,287,186 in technical management fees.

Vessel expenses for the six-month period ended June 30, 2012 were $46,311,324 compared to $40,763,171 in the comparable six-month period ended June 30, 2011. The increase in vessel expense is attributable to a larger fleet size in operation for the six-month period of 2012, increases in vessel crew cost and insurance costs. Vessel expenses for the six-month period ended June 30, 2012 included $43,540,125 in vessel operating costs and $2,771,199 in technical management fees. Vessel expenses for the six-month period ended June 30, 2011 included $38,309,775 in vessel operating costs and $2,453,396 in technical management fees.

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

Charter hire expenses

Charter hire expenses for the three-month period ended June 30, 2012, were zero compared to $11,029,811 in the comparable period in 2011. The decrease in Charter hire expenses is attributable to reduction in chartered-in days for the quarter ended June 30, 2012 of zero days, compared to 629 days in the comparable quarter in 2011.

Charter hire expenses for the six-month period ended June 30, 2012, were $606,573 compared to $26,954,493 in the comparable period in 2011. The decrease in Charter hire expenses is attributable to reduction in chartered-in days for the six-month period ended June 30, 2012 of 32 days, compared to 1,658 days in the comparable quarter in 2011.

Depreciation and Amortization

For the three-month periods ended June 30, 2012 and 2011, total depreciation and amortization expense were $19,427,957 and $17,640,372, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2012 includes $18,728,068 of vessel and other fixed assets depreciation, and $699,889 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended June 30, 2011 were $16,819,224 of vessel and other fixed assets depreciation and $821,148 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period ended June 30, 2012 compared to 2011.

For the six-month periods ended June 30, 2012 and 2011, total depreciation and amortization expense were $38,861,314 and $34,799,216, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2012 includes $37,456,975 of vessel and other fixed assets depreciation, and $1,404,339 relating to the amortization of deferred drydocking costs. Comparable amounts for the six-month period ended June 30, 2011 were $33,055,698 of vessel and other fixed assets depreciation and $1,743,518 of amortization of deferred drydocking costs.

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

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our revolving credit facility and these are amortized over the life of the facility. In connection with the Fourth Amended and Restated Credit Facility, the Company recorded $12,624,330 in deferred financing costs and $6,262,787 fair value of the Warrant Shares that amortize over the life the term credit agreement. For the three-month periods ended June 30, 2012 and 2011, the amortization of deferred financing costs allocated to the vessels in operation was $1,196,802 and $924,683, respectively. For the six-month periods ended June 30, 2012, and 2011, the amortization of deferred financing costs allocated to the vessels in operation was $2,332,293 and $1,918,410, respectively.

General and Administrative Expenses

Our general and administrative expenses include onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors’ fees, and directors and officers insurance. General and administrative expenses also include non-cash compensation expenses.

General and administrative expenses for the three-month periods ended June 30, 2012, and 2011, were $9,419,220 and $8,038,757, respectively. These general and administrative expenses include a non-cash compensation component of $2,799,899 and $2,202,091, respectively. The increase in general and administrative expenses for the three-month period ended June 30, 2012, is primarily attributable to an increase in the allowance for bad debt of $1,900,935 recorded in the quarter ended June 30, 2012, related to amounts receivable from one of our customers compare to none for the quarter ended June 30, 2011.

General and administrative expenses for the six-month periods ended June 30, 2012, and 2011, were $20,053,880 and $21,935,182, respectively. These general and administrative expenses include a non-cash compensation component of $4,881,924 and $4,939,137, respectively. The decrease in general and administrative expenses for the six-month period ended June 30, 2012 is primarily attributable to the allowance for bad debt of $5,339,080 in the quarter ended June 30, 2012 related to amounts receivable from one of our customers, compared with allowance for bad debt of $6,586,900 in the six-month period ended June 30, 2011 related to amounts receivable from KLC which filed for protective receivership and received South Korean court approval for rehabilitation.

Capitalized Interest

At June 30, 2011, we had contracts for the construction of five newbuilding vessels, all of which were delivered in 2011. Interest costs on borrowings used to fund the Company’s newbuilding program were capitalized as part of the cost of the newbuilding vessels until such time that the vessels were delivered.

For the three-month period ended June 30, 2011, capitalized interest amounted to $975,350 ($862,605 in interest and $112,745 in amortization of deferred financing costs). This amount was recorded and included in Advances for Vessel Construction in the three-month period ended June 30, 2011, as compared to nil for the for the three-month period ended June 30, 2012.

For the six-month period ended June 30, 2011, capitalized interest amounted to $2,171,114 ($1,919,630 in interest and $251,484 in amortization of deferred financing costs). This amount was recorded and included in Advances for Vessel Construction in the financial statements prepared for the six-month period ended June 30, 2011, as compared to nil for the six-month period ended June 30, 2012.

EBITDA

EBITDA represents operating earnings before extraordinary items, depreciation and amortization, interest expense, and income taxes, if any. EBITDA is included because it is used by certain investors to measure a company's financial performance. EBITDA is not an item recognized by U.S. GAAP and should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy its obligations including debt service, capital expenditures, and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, the definition of EBITDA used here may not be comparable to that used by other companies due to differences in methods of calculation.

Our term loan agreement require us to comply with financial covenants based on debt and interest ratio with extraordinary or exceptional items, interest, taxes, non-cash compensation, depreciation and amortization (Credit Agreement EBITDA). Therefore, we believe that this non-U.S. GAAP measure is important for our investors as it reflects our ability to meet our covenants. The following table is a reconciliation of net loss, as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net loss	$(23,106,239)	$(1,438,278)	$(40,539,768)	$(7,248,559)
Interest Expense	12,053,342	11,672,428	23,014,252	23,008,907
Depreciation and Amortization	19,427,957	17,640,372	38,861,314	34,799,216
Amortization of fair value below contract value of time charter acquired	(1,205,276)	(1,271,810)	(2,434,040)	(2,566,329)
EBITDA	7,169,784	26,602,712	18,901,758	47,993,235
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	2,799,899	2,202,091	4,881,924	4,939,137
Credit Agreement EBITDA	$9,969,683	$28,804,803	$23,783,682	$52,932,372

(1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities during the six-month period ended June 30, 2012, was $1,463,360, compared with net cash provided by operating activities of $26,445,490 during the corresponding six-month period ended June 30, 2011. The decrease was primarily due to lower rates on charter renewals and from the operation of a larger fleet offset by a reduction in charter hire expenses and related voyages expenses.

Net cash provided by investing activities during the six-month period ended 2012, was $309,866, compared with net cash used in investing activities of $101,725,929 during the corresponding six-month period ended June 30, 2011. Investing activities during the six-month period ended June 30, 2011, related primarily to making progress payments and incurring related vessel construction expenses for the newbuilding vessels.

Net cash used in financing activities during the six-month period ended June 30, 2012 and 2011 was $6,773,199 and $2,710,177, respectively. The increase was primarily due to additional expenses incurred related to the amendment and restatement of the Company’s credit agreement.

As of June 30, 2012, our cash balance was $17,148,510, compared to a cash balance of $25,075,203 at December 31, 2011. Also recorded in Restricted Cash is an amount of $291,891 of which $276,056 collateralizes letters of credit relating to our office leases.

On June 20, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement to its credit facility agreement, dated as of October 19, 2007, as amended up to the date thereof (the “Fourth Amended and Restated Credit Agreement”), which, among other things, (i) permanently waives any purported defaults or events of defaults that were the subject of a temporary waiver under the Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, including any alleged events of default arising from any purported breach of the minimum adjusted net worth covenant that occurred as a result of any failure to maintain the required adjusted net worth; (ii) converts the $1,129,478,741 outstanding under the revolving credit facility into a term loan; (iii) sets the maturity date as December 31, 2015, and, subject to the Company's satisfaction of certain conditions including a collateral coverage ratio at December 31, 2015 of less than 80%, provides an option to the Company to further extend the maturity date by an additional 18 months to June 30, 2017 (the "Termination Date"); (iv) requires no mandatory repayments of principal until the Termination Date, other than a quarterly sweep of cash on hand in excess of $20,000,000 and upon the sale of vessels, additional financings or future equity raises by the Company. All amounts outstanding under the term loan will bear interest at LIBOR plus a margin that will include a payment-in-kind ("PIK") component.  The initial cash margin of 3.50% and PIK margin of 2.50% can be reduced on the basis of reduced leverage and proceeds from future equity raises by the Company.

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of June 30, 2012 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $707,688 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,624,330 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees, of which 50% of the amendment fees were paid upon signing the Fourth Amended and Restated Credit Agreement and the remaining 50% is payable in equal amounts during the third and fourth quarters of 2012.

In addition, the Fourth Amended and Restated Credit Agreement replaces the previously existing financial covenants and substitutes them with new covenants, which shall require the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement) commencing in the quarterly period ending September 30, 2013 of 13.9:1, declining in intervals to 7.3:1 for the quarterly period ending December 31, 2015 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017, (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013 of 130%, escalating in intervals to 220% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017, (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes and (iv) maintain a maximum collateral coverage ratio commencing in the quarterly period ending September 30, 2014 of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017.

In connection with the Fourth Amended and Restated Credit Agreement, the Company entered into a Warrant Agreement, dated June 20, 2012, pursuant to which the Company issued 3,148,584 warrants convertible on a cashless basis into shares of the Company's common stock, par value $0.01 (the "Warrant Shares"), at a strike price of $0.01 per share of common stock. One-third of the warrants are exercisable immediately, the next third of the warrants are exercisable when the price of the Company's common stock reaches $10.00 per share and the last third of the warrants are exercisable when the price of the Company's common stock reaches $12.00 per share. Unexercised warrants will expire on June 20, 2022. The Company determined the relative fair value of the Warrant Shares at $6.3 million using the Monte Carlo simulation which was performed, and the mean value was selected. The assumptions used in the Monte Carlo simulation were the underlying stock price of $2.98, risk-free rate of 1.64%, expected volatility of 79.3%, expected term of 10 years and expected dividend yield of 0%. The fair value of the warrants was recorded as deferred financing cost and amortized over the life of the term loan agreement.

  Our obligations under the Fourth Amended and Restated Credit Agreement are secured by a first priority mortgage on each of the vessels in our fleet, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to our vessels. The Fourth Amended and Restated Credit Agreement also limits our ability to create liens on our assets in favor of other parties.

The covenants contained in our Fourth Amended and Restated Credit Facility relate to our financial position, operating performance and liquidity. The market value of dry bulk vessels is sensitive, among other things, to changes in the dry bulk charter market. The general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. The decline in charter rates in the dry bulk market coupled with the prevailing difficulty in obtaining financing for vessel purchases have adversely affected dry bulk vessel values. A continuation of these conditions, could lead to a significant decline in our EBITDA and fair market values of our vessels, which could impact our compliance with these loan covenants, once they are due. The developments in the credit markets and related impact on the dry bulk charter market and have also resulted in additional risks. The occurrence of one or more of these risk factors could adversely affect our results of operations or financial condition. Please refer to the section entitled “Risk Factors” in Part II of this document which should be read in conjunction with the risk factors included in the Company’s 2011 Annual Report on Form 10-K.

The Company has a shelf registration statement in effect. This registration statement expires in August 2012.

In addition, in connection with the Fourth Amended and Restated Credit Agreement discussed above, the Company entered into a Registration Rights Agreement (the " Registration Rights Agreement"), dated June 20, 2012, with its lenders pursuant to which the Company agreed to register the Warrant Shares for resale under the Securities Act. Under the terms of the Registration Rights Agreement, the Company filed a shelf registration statement on Form S-3 on June 26, 2012 relating to the Warrant Shares and is required to use its reasonable best efforts to have such registration statement declared effective as soon as practicable after filing and in any event prior the 90th day after filing. Pursuant to the Registration Rights Agreement, the Company also agreed to keep the registration statement effective and file all information required to be filed under Rule 144 or the Securities Exchange Act of 1934, as amended, until the Warrant Shares are otherwise freely tradable without restriction under Rule 144 under the Securities Act.

Dividends

The Company did not make any dividend payments in 2012 and 2011.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2012:

(in thousands of U.S. dollars)	Within One Year(4)	One to Three Years	Three to Five Years	More than Five years	Total

Bank Loans	$—	$—	$1,129,479	$—	$1,129,479
PIK loan	—	—	97,434	—	97,434
Interest and borrowing fees (1)	48,208	93,926	22,367	—	164,501
Chartering agreement (2,3)	—	5,346	9,855	19,292	34,493
Office lease (4)	1,327	2,294	2,223	1,019	6,863

Total	$49,535	$101,566	$1,261,358	$20,311	$1,432,770

(1)	The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $203,052,038.
(2)	Does not include the Company’s obligations of charter- in vessels for periods of less than one year.
(3)	On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May and October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day.
(4)	Remainder of the lease on the office space which we occupy.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. One vessel was drydocked in the three months ended June 30, 2012. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
September 30, 2012	-	-
December 31, 2012	-	-
March 31, 2013	22	$0.60 million
June 30, 2013	22	$0.60 million

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.

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

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company(14)
3.3	Amended and Restated Bylaws of the Company (1)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
4.1	Form of Share Certificate of the Company (1)
4.2	Form of Senior Indenture (3)
4.3	Form of Subordinated Indenture (3)
4.4	Rights Agreement (4)
4.5	Amended and Restated Rights Agreement, dated June 20, 2012, between the Company and the Rights Agent(15)
10.1	Form of Registration Rights Agreement (1)
10.2	Form of Management Agreement (1)
10.3	Form of Restricted Stock Unit Award Agreement (5)
10.4	Form of Third Amended and Restated Credit Agreement (6)

10.5	Second Amendatory Agreement of Third Amended and Restated Credit Agreement (7)
10.6	Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan (1)
10.7	Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas (8)
10.8	Eagle Bulk Shipping Inc. 2009 Stock Incentive Plan (9)
10.8	Fourth Amendatory Agreement, dated as of August 4, 2010, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger(10)
10.9	Delphin Management Agreement(11)
10.10	Sixth Amendatory Agreement and Commercial Framework Implementation Agreement, dated as of September 26, 2011, as supplemented, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger (12)
10.11	Eagle Bulk Shipping Inc. 2011 Stock Incentive Plan. (13)
10.12	Fourth Amended and Restated Credit Agreement, dated as of June 20, 2012, for the Company arranged by The Royal Bank of Scotland plc and with The Royal Bank of Scotland plc acting as Agent and Security Trustee
10.13	Warrant Agreement, dated June 20, 2012, by and between the Company, as the Issuer, and the Lender Holders, as Holders
10.14	Warrant Shares Registration Rights Agreement, dated June 20, by and among the Company and the Lender Holders

31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO
101.	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements (unaudited).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-123817, filed with the SEC on June 20, 2005.
(2)	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A, filed with the SEC on November 13, 2007.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-182335, filed with the SEC on December 29, 2006.
(4)	Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the SEC on November 13, 2007.
(5)	Incorporated by reference to the Company’s to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2007, filed with the SECon November 9, 2007.
(6)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 25, 2007.
(7)	Incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-3POSASR, Registration No. 333-148417, filed with the SEC on March 2, 2009.
(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2008.
(9)	Incorporated in Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 10, 2009.
(10)	Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2010, filed with the SEC on November 9, 2010.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010.
(12)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, filed with the SEC on March 16, 2012.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2011.

(14)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2012.
(15)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles N. Zoullas
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer
Date: August 09, 2012

By:	/s/ Adir Katzav
Adir Katzav
Chief Financial Officer
and Principal Accounting Officer
Date: August 09, 2012

