Form 10-Q/A
period 2012-06-30
Eagle Bulk Shipping Inc.
filed 2012-08-14
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") amends the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc. (the “Company”) for the period ended June 30, 2012, originally filed with the Securities and Exchange Commission (the “Commission”) on August 9, 2012 ("Original Filing"). This Amendment No. 1 is being filed solely to furnish a corrected Exhibit 101 that amends certain discrepancies contained in the Interactive Data Files furnished as Exhibit 101 to the Original Filing.

No other changes have been made in this Amendment No. 1 to the Original Filing. This Amendment No. 1 speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing date and does not, and does not purport to, amend, modify, update or restate in any way the information contained in the Original Filing.

Pursuant to Rule 406T of Regulation S–T, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

2

Item 6 – Exhibits

EXHIBIT INDEX

31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO*
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO*
32.1	Section 1350 Certification of CEO*
32.2	Section 1350 Certification of CFO*
101.	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements (unaudited)**

*	Previously filed.

**	Furnished herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By: /s/ Sophocles N. Zoullas
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer
Date: August 14, 2012

By: /s/ Adir Katzav
Adir Katzav
Chief Financial Officer
and Principal Accounting Officer
Date: August 14, 2012

4