Form 10-Q
period 2012-09-30
Eagle Bulk Shipping Inc.
filed 2012-11-09
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock, par value $0.01 per share, 15,771,496 shares outstanding as of November 9, 2012.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$18,559,137	$25,075,203
Accounts receivable, net	13,794,508	13,960,777
Prepaid expenses	3,261,234	3,969,905
Inventories	10,813,659	11,083,331
Investment	135,886	988,196
Fair value above contract value of time charters acquired	553,894	567,315
Fair value of derivative instruments	-	246,110
Total current assets	47,118,318	55,890,837
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $295,815,545 and $239,568,767, respectively	1,733,192,789	1,789,381,046
Other fixed assets, net of accumulated amortization of $466,074 and $324,691, respectively	512,633	605,519
Restricted cash	276,056	670,418
Deferred drydock costs	2,526,709	3,303,363
Deferred financing costs	27,204,280	11,766,779
Fair value above contract value of time charters acquired	2,628,175	3,041,496
Other assets	507,637	2,597,270
Total noncurrent assets	1,766,848,279	1,811,365,891

Total assets	$1,813,966,597	$1,867,256,728

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,473,153	$10,642,831
Accrued interest	1,953,730	2,815,665
Other accrued liabilities	15,570,073	11,822,582
Current portion of long-term debt	—	32,094,006
Deferred revenue and fair value below contract value of time charters acquired	3,969,335	5,966,698
Unearned charter hire revenue	4,183,856	5,779,928

Total current liabilities	35,150,147	69,121,710
Noncurrent liabilities:
Long-term debt	1,137,580,694	1,097,384,735
Deferred revenue and fair value below contract value of time charters acquired	14,614,056	17,088,464
Fair value of derivative instruments	4,498,027	9,486,116

Total noncurrent liabilities	1,156,692,777	1,123,959,315
Total liabilities	1,191,842,924	1,193,081,025
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 15,771,496* shares issued and outstanding	157,715	157,508
Additional paid-in capital	760,134,806	745,945,694
Retained earnings (net of dividends declared of $262,118,388 as of September 30, 2012 and December 31, 2011, respectively)	(132,851,614)	(62,474,486)
Accumulated other comprehensive loss	(5,317,234)	(9,453,013)
Total stockholders' equity	622,123,673	674,175,703
Total liabilities and stockholders' equity	$1,813,966,597	$1,867,256,728

* Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues, net of commissions	$46,854,671	$80,323,369	$148,008,304	$243,421,532

Voyage expenses	6,480,233	11,995,164	20,370,857	35,941,960
Vessel expenses	21,246,653	22,000,678	67,557,977	62,763,849
Charter hire expenses	1,104,571	11,058,796	1,711,144	38,013,289
Depreciation and amortization	19,389,042	18,660,293	58,250,356	53,459,509
General and administrative expenses	6,497,598	8,283,432	26,551,478	30,218,614
Loss (gain) from sale of vessel	—	509,076	—	509,076
Total operating expenses	54,718,097	72,507,439	174,441,812	220,906,297

Operating income (loss)	(7,863,426)	7,815,930	(26,433,508)	22,515,235

Interest expense	21,981,186	12,390,455	44,995,438	35,399,362
Interest income	(7,252)	(35,796)	(23,443)	(122,930)
Other (Income) expense	—	1,333,482	(1,028,375)	359,573
Total other expense, net	21,973,934	13,688,141	43,943,620	35,636,005

Net loss	$(29,837,360)	$(5,872,211)	$(70,377,128)	$(13,120,770)

Weighted average shares outstanding*:
Basic	16,821,024	15,663,181	16,153,184	15,648,791
Diluted	16,821,024	15,663,181	16,153,184	15,648,791

Per share amounts:
Basic net loss	$(1.77)	$(0.37)	$(4.36)	$(0.84)
Diluted net loss	$(1.77)	$(0.37)	$(4.36)	$(0.84)

* Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net loss	$(29,837,360)	$(5,872,211)	$(70,377,128)	$(13,120,770)

Other comprehensive income:
Change in unrealized loss on investment	(91,468)	—	(852,310)	—
Net unrealized gain on derivatives	1,725,595	3,259,015	4,988,089	8,690,955
Total other comprehensive income	1,634,127	3,259,015	4,135,779	8,690,955

Comprehensive loss	$(28,203,233)	$(2,613,196)	$(66,241,349)	$(4,429,815)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Common Shares		Common Shares Amount		Additional Paid-In Capital		Net Loss	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2011	15,750,796	*	$157,508	*	$745,945,694	*	—	$(62,474,486)	$(9,453,013)	$674,175,703
Net loss	—		—		—		(70,377,128)	(70,377,128)	—	(70,377,128)
Change in unrealized loss on investment	—		—		—		—	—	(852,310)	(852,310)
Net unrealized gain on derivatives	—		—		—		—	—	4,988,089	4,988,089
Vesting of restricted shares, net of shares withheld for employee tax	20,700		207		(65,345)		—	—	—	(65,138)
Issuance of warrants	—		—		7,241,743		—	—	—	7,241,743
Non-cash compensation	—		—		7,012,714		—	—	—	7,012,714

Balance at September 30, 2012	15,771,496		$157,715		$760,134,806			$(132,851,614)	$(5,317,234)	$622,123,673

* Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(70,377,128)	$(13,120,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Items included in net loss not affecting cash flows:
Depreciation	56,388,161	51,014,334
Amortization of deferred drydocking costs	1,862,195	2,445,175
Amortization of deferred financing costs	4,428,572	3,014,720
Amortization of fair value below contract value of time charter acquired	(3,574,012)	(3,833,571)
Loss from sale of vessel	—	509,076
Payment-in-kind interest on debt	8,101,953	—
Unrealized gain from forward freight agreements, net	246,110	377,889
Allowance for accounts receivable	5,351,609	6,586,900
Non-cash compensation expense	7,012,714	6,958,931
Drydocking expenditures	(1,085,541)	(2,074,115)
Changes in operating assets and liabilities:
Accounts receivable	(5,185,340)	(16,264,471)
Other assets	2,089,633	(2,528,419)
Prepaid expenses	708,671	(198,860)
Inventories	269,672	(5,087,644)
Accounts payable	(1,169,678)	3,309,380
Accrued interest	(861,935)	(2,495,987)
Accrued expenses	505,953	8,709,633
Deferred revenue	(471,017)	19,244
Unearned revenue	(1,596,072)	(233,646)
Net cash provided by operating activities	2,644,520	37,107,799

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(58,521)	(155,686,543)
Purchase of other fixed assets	(48,497)	(342,932)
Proceeds from sale of vessel	—	22,511,226
Changes in restricted cash	394,362	(1,131,519)
Net cash provided by (used in) investing activities	287,344	(134,649,768)

Cash flows from financing activities:
Repayment of bank debt	—	(21,875,735)
Changes in restricted cash	—	19,000,000
Deferred financing costs	(9,382,792)	—
Cash used to settle net share equity awards	(65,138)	(1,429,982)
Net cash used in financing activities	(9,447,930)	(4,305,717)

Net decrease in cash	(6,516,066)	(101,847,686)
Cash at beginning of period	25,075,203	129,121,680
Cash at end of period	$18,559,137	$27,273,994

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation and General Information

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company", “we” or “our”). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, chartering and operation of dry bulk vessels. The Company's fleet is comprised of Supramax and Handymax drybulk carriers and the Company operates its business in one business segment.

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

As of September 30, 2012, the Company owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately five years. In 2011, the Company completed its Supramax vessel newbuilding program.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

% of Consolidated Time Charter Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Charterer
Charterer A	28%	-	26%	-
Charterer B	-	10%	-	-

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission (“SEC”) which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on March 15, 2012.

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

Effective as of the open of trading on May 22, 2012, the Company completed a 1 for 4 reverse stock split as previously approved by the Company's shareholders. Proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as shareholders who would have otherwise held a fractional share of common stock received a cash payment in lieu of that fractional share. All references herein to common stock and per share data for all periods presented in these consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the reverse stock split.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are stock-based compensation, the useful lives of fixed assets and intangibles, depreciation and amortization, the allowances for bad debt, and the fair value of derivatives and warrants.

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

In June 2011 and December 2011, FASB issued two Accounting Standard Updates (“ASUs”), which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity has been eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these ASUs using two consecutive statements beginning January 1, 2012, for all periods presented.

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

In July 2012, the FASB released an Accounting Standards Update for Intangibles-Goodwill and Other, Testing Indefinite-Lived Intangible Assets for Impairment. The ASU gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. We have elected not to early adopt the provisions, but when adopted, we do not expect a material impact on the Company’s consolidated financial statements.

Note 3. Vessels

Vessel and Vessel Improvements

At September 30, 2012, the Company’s operating fleet consisted of 45 dry bulk vessels. The Company completed its newbuilding program in the fourth quarter of 2011.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2011	$1,789,381,046
Purchase of Vessel Improvements	58,521
Depreciation Expense	(56,246,778)

Vessels and Vessel Improvements, at September 30, 2012	$1,733,192,789

Note 4. Debt

Debt consists of the following:

	September 30, 2012	December 31, 2011

Credit Facility	$—	$1,129,478,741

Term loan	1,129,478,741	—
Payment-in-kind loan	8,101,953	—
Less: Current portion	—	(32,094,006)
Long-term debt	$1,137,580,694	$1,097,384,735

The Fourth Amended and Restated Credit Agreement

On June 20, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement to its credit facility agreement, dated as of October 19, 2007, as amended up to the date thereof (the “Fourth Amended and Restated Credit Agreement”), which, among other things, (i) permanently waives any purported defaults or events of defaults that were the subject of a temporary waiver under the Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, including any alleged events of default arising from any purported breach of the minimum adjusted net worth covenant that occurred as a result of any failure to maintain the required adjusted net worth; (ii) converts the $1,129,478,741 outstanding under the revolving credit facility into a term loan; (iii) sets the maturity date as December 31, 2015, and, subject to the Company's satisfaction of certain conditions, including a collateral coverage ratio at December 31, 2015 of less than 80%, provides an option to the Company to further extend the maturity date by an additional 18 months to June 30, 2017 (the "Termination Date"); (iv) requires no mandatory repayments of principal until the Termination Date, other than a quarterly sweep of cash on hand in excess of $20,000,000 and upon the sale of vessels, additional financings or future equity raises by the Company. All amounts outstanding under the term loan will bear interest at LIBOR plus a margin that will include a payment-in-kind ("PIK") component.  The initial cash margin of 3.50% and PIK margin of 2.50% can be reduced on the basis of reduced leverage and proceeds from future equity raises by the Company.

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of September 30, 2012 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $8,101,953 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,624,330 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees, of which 50% of the amendment fees were paid upon signing the Fourth Amended and Restated Credit Agreement, 25% of the amendment fees were paid during third quarter and the remaining 25% of the amendment fees is payable during the fourth quarter of 2012.

In addition, the Fourth Amended and Restated Credit Agreement replaces the previously existing financial covenants and substitutes them with new covenants, which shall require the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement) on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013, of 13.9:1, declining in intervals to 7.3:1 for the quarterly period ending December 31, 2015 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017; (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013, of 130%, escalating in intervals to 220% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017; (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes; and (iv) maintain a maximum collateral coverage ratio, commencing in the quarterly period ending September 30, 2014, of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017. The general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. A continuation of these conditions, could impact our compliance with these loan covenants, once they are due.

In connection with the Fourth Amended and Restated Credit Agreement, the Company entered into a Warrant Agreement, dated June 20, 2012, pursuant to which the Company issued 3,148,584 warrants convertible on a cashless basis into shares of the Company's common stock, par value $0.01 (the "Warrant Shares"), at a strike price of $0.01 per share of common stock. One-third of the warrants are exercisable immediately, the next third of the warrants are exercisable when the price of the Company's common stock reaches $10.00 per share and the last third of the warrants are exercisable when the price of the Company's common stock reaches $12.00 per share. Unexercised warrants will expire on June 20, 2022. The Company determined the relative fair value of the Warrant Shares at $7.2 million using the Monte Carlo simulation which was performed, and the mean value was selected. The assumptions used in the Monte Carlo simulation were the underlying stock price of $2.98, risk-free rate of 1.64%, expected volatility of 79.3%, expected term of 10 years and expected dividend yield of 0%. The fair value of the warrants was recorded as deferred financing cost and amortized over of the life the term loan agreement.

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

For the nine months ended September 30, 2012, interest rates on the outstanding debt ranged from 2.72% to 8.73%, including a margin of 2.50% over LIBOR for the period up to June 19, 2012 and a margin of 3.50% over LIBOR thereafter. The weighted average effective interest rate was 3.78%.

Interest Expense, exclusive of capitalized interest, consists of:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Loan Interest	$19,884,907	$11,294,145	$40,566,866	$32,384,642
Amortization of Deferred Financing Costs	2,096,279	1,096,310	4,428,572	3,014,720
Total Interest Expense	$21,981,186	$12,390,455	$44,995,438	$35,399,362

Interest paid, exclusive of capitalized interest, in the nine-month periods ended September 30, 2012 and 2011 amounted to $33,326,847 and $33,465,717, respectively.

Note 5. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of September 30, 2012 and December 31, 2011.

Notional Amount Outstanding – September 30, 2012	Notional Amount Outstanding – December 31, 2011	Fixed Rate	Maturity
$—	$36,752,038	5.225%	08/2012
81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$166,300,000	$203,052,038

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. No portion of the cash flow hedges was ineffective during the period ended September 30, 2012. Accordingly, liabilities of $4,498,027 and $9,486,116 have been recorded in Fair value of derivative instruments in the Company’s balance sheets as of September 30, 2012 and December 31, 2011, respectively.

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”), bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and/or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment.

The effect of cash flow hedging relationships on the balance sheets as of September 30, 2012 and December 31, 2011, and the statement of operations for the periods ended September 30, 2012 and 2011 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	September 30, 2012	December 31, 2011

Interest rate swaps	$(4,498,027)	$(9,486,116)

Total	$(4,498,027)	$(9,486,116)

The effect of non-designated derivative instruments on statements of operations:

Derivatives not designated as hedging instruments		Amount of Gain /(Loss)		Amount of Gain/(Loss)
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
FFAs, bunker swaps, freight and bunker derivatives	Other income	$—	$(1,333,482)	$1,028,375	$(359,573)
Total		$—	$(1,333,482)	$1,028,375	$(359,573)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined by the terms of the respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. At September 30, 2012, the Company’s collateral related to its FFAs, bunker swaps and freight derivative transactions was zero. As of September 30, 2012, the Company had no outstanding amounts paid as collateral to derivative fair value positions.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts and restricted cash accounts.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our term loan account.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fell:

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Bunker swaps	—	—	—	$142,750	—	—
Bunker derivative instruments	—	—	—	—	$261,000	—
Liabilities:
Interest rate swaps	—	$4,498,027	—	—	$9,486,116	—
Bunker swaps	—	—	—	$53,000	—	—
Bunker derivative instruments	—	—	—	—	$104,640	—

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

Shareholder Derivative Lawsuits

On June 13, 2011, a complaint against the Company's board of directors and a former director was filed in the United States District Court for the Southern District of New York alleging, among other things, that the directors breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company's Management Agreement with Delphin Shipping LLC ("Delphin") (specifically, according to the complaint, alleging conflicts of interest between the Company's Chief Executive Officer, Delphin and the Company); and (iii) the adjournment of the Company's 2011 Annual Meeting of Shareholders. The complaint seeks rescission of director and officer compensation for those years as well as rescission of the Management Agreement, and seeks unspecified damages. This action is currently in discovery.

On August 23, and August 30, 2011, respectively, two additional complaints were filed in the Supreme Court of the State of New York (New York County) against the Company's board of directors and a former director alleging substantially similar breaches of fiduciary duties as those alleged in the lawsuit filed on June 13, 2011. On January 10, 2012, a motion by the Company was granted, which stays these state court actions pending the outcome of the June 13, 2011 federal action.

On October 31, 2011, a complaint was filed in the United States District Court for the Southern District of New York by one of the plaintiffs in the June 13, 2011 federal action against the Company and its board of directors alleging deficiencies in the Company's proxy statement in connection with its special meeting of shareholders that was held on November 17, 2011. The Company revised its proxy statement prior to the meeting, causing plaintiffs to withdraw a request for injunctive relief in connection with their complaint. The Company served an answer in this action on March 19, 2012.

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

On April 1, 2011, the Company filed a claim for all unpaid amounts in respect of the employment of the eleven vessels that were under charter to KLC for the period up to February 15, 2011, and an agreement was reached with the KLC receivers as to the amount of the claim on September 20, 2011.

On October 14, 2011, following a vote by the interested creditors, the Korean court approved a Rehabilitation Plan, pursuant to which 37% of the Company’s claim in respect of the period up to February 15, 2011 will be paid in cash installments from 2012 through 2021. The majority of the cash payment installments will be paid in the last five years, and the remaining 63% of the said claim will be converted to KLC stock. On July 2, 2012 the Company took possession of the KLC stock. The KLC stock is designated as Available for sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. On September 30, 2012, KLC stock fair value was $135,886.

The Company evaluated the KLC matter to make a determination as to the impact, if any, on our business, liquidity, results of operations, financial condition and cash flows, and recorded an initial allowance for bad debt in the first quarter of 2011 of $6,586,900, which was updated in the fourth quarter of 2011 to reflect the settlement on November 24, 2011. Accordingly, in the fourth quarter of 2011, the Company adjusted the allowance to $1,811,320, which reflects our recovery of $1,269,070 and write off of $3,506,510. As of September 30, 2012, KLC is not performing in accordance with the $17,000 per vessel per day shortfall arrangement and KLC owes the Company approximately $30.2 million. That revenue does not meet the Company’s revenue recognition policy and is not included in the Company’s financial statements. The Company will recognize that revenue and any future revenue from KLC when collectability is assured.

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $10,312 and $9,655 per vessel during the nine months ended September 30, 2012 and 2011, respectively.

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

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. Total management fees for the period ended September 30, 2012 and 2011 amounted to $1,635,066 and $475,173 respectively. The advanced balance received from Delphin on account for the management of its vessels as of September 30, 2012 amounted to $133,929. The total reimbursable expenses for the periods ended September 30, 2012 and 2011 amounted to $267,410 and $475,173, respectively. The balance due from Delphin as of September 30, 2012 amounted to $23,115. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 8. Earnings Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the period ended September 30, 2012, includes the weighted average underlying Warrant Shares issuable upon exercise of the 1,049,528 warrants at the exercise price of $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of September 30, 2012 does not include 614,458 restricted stock units and 1,908,371 stock options as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net loss	$(29,837,360)	$(5,872,211)	$(70,377,128)	$(13,120,770)
Weighted Average Shares – Basic*	16,821,024	15,663,181	16,153,184	15,648,791
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted Average Shares – Diluted*	16,821,024	15,663,181	16,153,184	15,648,791
Basic loss Per Share*	$(1.77)	$(0.37)	$(4.36)	$(0.84)
Diluted loss Per Share*	$(1.77)	$(0.37)	$(4.36)	$(0.84)

*Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 1.

Note 9. Stock Incentive Plans

Effective as of the opening of trading on May 22, 2012, the Company completed a 1 for 4 reverse stock split as previously approved by the Company's shareholders. Proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as shareholders who would have otherwise held a fractional share of common stock received a cash payment in lieu of that fractional share. All references herein to common stock and per share data have been retrospectively adjusted to reflect the reverse stock split.

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

The Company granted restricted stock units (“RSUs”) to members of its management which vest ratably between three to five years. As of September 30, 2012, RSUs covering a total of 614,458 of the Company’s shares are outstanding. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSUs are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three months ended September 30, 2012 and 2011, the amortization charge was $1,790,119 and $2,019,794, respectively. For the nine months ended September 30, 2012 and 2011, the amortization charge was $5,924,091 and $6,441,170, respectively. The remaining expense for each of the years ending 2012, 2013, and 2014 will be $2,020,389, $3,884,236, and $532,905, respectively.

On June 26, 2012, upon the Company’s refinancing of its credit facility, the Company granted options, under the 2011 Plan, to certain members of the Company’s senior management to purchase an aggregate of 1,580,000 of the Company's common shares. The options have an exercise price of $3.34 per share, vest in four equal annual installments beginning on the grant date, and expire ten years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the options granted of $2,973,141 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 0.75%, and an expected stock price volatility factor of 80%. For the nine months ended September 30, 2012 and 2011, the Company has recorded a non-cash compensation charge of $1,088,623 and $517,761, respectively. The remaining expense for each of the years ending 2012, 2013, 2014 and 2015 will be $340,672, $988,502, $432,310 and $123,032 respectively. As of September 30, 2012 and December 31, 2011, options covering 1,908,371 and 328,371, respectively, of the Company’s common shares are outstanding with exercise prices ranging from $3.34 to $87.52 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management vest and become exercisable over three years. All options expire between five to ten years from the date of grant.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stock Option Plans	$340,671	$—	$1,088,623	$517,761
Restricted Stock Grants	1,790,119	2,019,794	5,924,091	6,441,170
Total Non-cash compensation expense	$2,130,790	$2,019,794	$7,012,714	$6,958,931

As of September 30, 2012, Dividend Equivalent Rights Awards (“DERs”) equivalent to 143,500 of the Company’s common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. For the nine and three months ended September 30, 2012 and 2011, no compensation expenses were recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month and nine-month periods ended September 30, 2012 and 2011. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel newbuilding orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) the outcome of our discussions with the agent of our revolving credit facility regarding the calculation of collateral covenants, (xi) the outcome of legal proceeding in which we are involved; and (xii) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

As of September 30, 2012, we owned and operated a modern fleet of 45 oceangoing vessels, 43 Supramax and 2 Handymax, with a combined carrying capacity of 2,451,259 dwt and an average age of approximately five years. In 2011, we completed our Supramax vessel newbuilding program.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

On June 20, 2012, we entered into a Fourth Amended and Restated Credit Agreement, as discussed in Note 4 to the consolidated financial statements included in this Quarterly Report and the section entitled “Liquidity and Capital Resources” below.

We maintain our principal executive offices at 477 Madison Avenue, New York, New York 10022. Our telephone number at that address is (212) 785-2500. Our website address is www.eagleships.com. Information contained on our website does not constitute part of this Quarterly Report.

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over Panamax and Capesize vessels;

(2)	our strategy is to balance between long-term time charters and revenues generated by short-term time charters and voyage charters to maximize our financial performance throughout shipping cycles. We have entered into time and voyage charter employment contracts for all the vessels in our operating fleet. We charter some of our vessels pursuant to one- to three-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium to long-term time charters. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index linked charters and voyage charters will provide us with the revenue upside when the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the relatively stable cash flows and high utilization rates that are associated with medium- to long-term time charters, while at the same time providing us with the revenue upside potential from the index linked or short-term time charters or voyage charters. All the charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of short-term charter rates;

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures; and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of September 30, 2012:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet (2)	2010	53,462	Oct 2012	$9,000

Bittern (2)	2009	57,809	Oct 2012	$7,800

Canary (2)	2009	57,809	Oct 2012	$11,000

Cardinal	2004	55,362	Nov 2012 to Feb 2013	Index(4)

Condor	2001	50,296	Nov 2012 to Jan 2013	$11,000

Crane (2)	2010	57,809	Oct 2012	$11,500

Crested Eagle	2009	55,989	Oct 2012	$10,500

Crowned Eagle	2008	55,940	Oct 2012	Voyage(3)

Egret Bulker	2010	57,809	Oct 2012 to Feb 2013	$17,650(5) (with 50% profit share over $20,000)

Falcon	2001	50,296	Dec 2012 to Feb 2013	$8,000

Gannet Bulker	2010	57,809	Jan 2013 to May 2013	$17,650(5) (with 50% profit share over $20,000)

Golden Eagle	2010	55,989	Oct 2012 to Dec 2012	$10,500

Goldeneye	2002	52,421	Oct 2012 to Jan 2013	Index(4)

Grebe Bulker	2010	57,809	Feb 2013 to Jun 2013	$17,650(5) (with 50% profit share over $20,000)

Harrier	2001	50,296	Oct 2012 to Nov 2012	$5,000

Hawk I	2001	50,296	Nov 2012	$7,250

Ibis Bulker	2010	57,775	Mar 2013 to Jul 2013	$17,650(5) (with 50% profit share over $20,000)

Imperial Eagle	2010	55,989	Nov 2012 to Feb 2013	Index(4)

Jaeger	2004	52,248	Nov 2012 to Jan 2013	Index(4)

Jay(2)	2010	57,802	-	Spot

Kestrel I	2004	50,326	Mar 2013 to May 2013	$9,500

Kingfisher (2)	2010	57,776	Nov 2012 to Feb 2013	$8,900

Kite	1997	47,195	Oct 2012 to Nov 2012	$7,250

Kittiwake	2002	53,146	Oct 2012 to Jan 2013	$10,500

Martin(2)	2010	57,809	Nov 2012 to Feb 2013	$8,300

Merlin	2001	50,296	Nov 2012	Voyage(3)

Nighthawk(2)	2011	57,809	Nov 2012	$12,500

Oriole(2)	2011	57,809	Oct 2012	$8,400

Osprey I	2002	50,206	Oct 2012	Voyage(3)

Owl(2)	2011	57,809	Oct 2012	$8,500

Peregrine	2001	50,913	Dec 2012 to Mar 2013	$8,250

Petrel Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(5) (with 50% profit share over $20,000)

Puffin Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(5) (with 50% profit share over $20,000)

Redwing	2007	53,411	Oct 2012	$10,000

Roadrunner Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(5) (with 50% profit share over $20,000)

Sandpiper Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(5) (with 50% profit share over $20,000)

Shrike	2003	53,343	Dec 2012 to Mar 2013	$11,300

Skua	2003	53,350	Oct 2012	$8,250

Sparrow	2000	48,225	Oct 2012	$8,500

Stellar Eagle	2009	55,989	Mar 2013 to Jun 2013	Index(4)

Tern	2003	50,200	Oct 2012	$5,750(3)

Thrasher (2)	2010	53,360	Oct 2012	$10,000(3)

Thrush	2011	53,297	Oct 2012	$9,000(3)

Woodstar (2)	2008	53,390	Nov 2012	$7,200

Wren (2)	2008	53,349	Oct 2012 to Nov 2012	$13,000

20

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

Revenue from KLC will be recognized when collectability is assured. In addition, through December 2015, we are entitled to 100% of the profits on earnings between $17,000 to $21,000 per day and a 50% profit share on earnings above $17,000 per day from January 2016 to December 2018.

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

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of fifty-three shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provides the following services:

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

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended September 30, 2012 and 2011, the technical management fee averaged $10,203 and $9,655 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded under Vessel Expenses.

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

Results of Operations for the three and nine month periods ended September 30, 2012 and 2011:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Ownership Days	4,140	3,938	12,330	11,168
Chartered-in under operating lease Days	58	582	90	2,240
Available Days	4,198	4,489	12,372	13,336
Operating Days	4,172	4,464	12,275	13,243
Fleet Utilization	99.4%	99.4%	99.2%	99.3%

•          Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three month period ended September 30, 2012, increased 5% from the corresponding period in 2011 as we operated 45 vessels in the third quarter of 2012 compared to 44 vessels in the corresponding period in 2011.

•          Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

•          Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine-month period ended September 30, 2012, the Company drydocked three vessels as compared to one in the comparable period in 2011.

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

Revenues

Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 0.625% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Gross time and voyage charter revenues in the quarter ended September 30, 2012 were $48,895,357 compared with $83,987,828 recorded in the comparable quarter in 2011. The decrease in gross revenues is attributable primarily to lower charter rates and a decrease in voyage charter revenues in the quarter ended September 30, 2012 of $5,148,210 compared to $19,218,936 in the comparable quarter in 2011. Gross revenues recorded in the quarter ended September 30, 2012 and 2011, include an amount of $1,139,972 and $1,267,242, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended September 30, 2012 and 2011 were $2,040,686 and $3,664,459, respectively. Net revenues during the quarter ended September 30, 2012 and 2011, were $46,854,671 and $80,323,369, respectively.

Gross time and voyage charter revenues in the nine-month period ended September 30, 2012 were $154,255,768 compared with $255,505,905 recorded in the comparable period in 2011. The decrease in gross revenues is attributable primarily to lower charter rates and a decrease in voyage charter revenues in the nine-month period ended September 30, 2012 of $21,367,738, compared to $63,426,973 in the comparable nine-month period in 2011. Gross revenues recorded in the nine-month period ended September 30, 2012 and 2011, include an amount of $3,574,012 and $3,833,571, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired. Brokerage commissions incurred on revenues earned in the nine-month period ended September 30, 2012 and 2011 were $6,247,464 and $12,084,373, respectively. Net revenues during the nine-month period ended September 30, 2012 and 2011, were $148,008,304 and $243,421,532, respectively.

Voyage expenses

Voyage expenses for the three-month period ended September 30, 2012 were $6,480,233 compared to $11,995,164 in the comparable quarter in 2011. The decrease in voyage expenses is attributable to reduction in voyage charter revenues and in port charges in the quarter ended September 30, 2012.

Voyage expenses for the nine-month period ended September 30, 2012 were $20,370,857 compared to $35,941,960 in the comparable period in 2011. The decrease in voyage expenses is attributable to reduction in voyage charter revenues and in port charges for the nine-month period ended September 30, 2012.

Vessel Expenses

Vessel expenses for the three-month period ended September 30, 2012 were $21,246,653 compared to $22,000,678 in the comparable quarter in 2011. Vessel expenses for the three-month period ended September 30, 2012 included $19,875,688 in vessel operating costs and $1,370,966 in technical management fees. Vessel expenses for the comparable period in 2011 included $20,757,179, in vessel operating costs and $1,243,499 in technical management fees.

Vessel expenses for the nine-month period ended September 30, 2012 were $67,557,977 compared to $62,763,849 in the comparable nine-month period ended September 30, 2011. The increase in vessel expense is attributable to a larger fleet size in operation for the nine-month period of 2012, increases in vessel crew cost and insurance costs. Vessel expenses for the nine-month period ended September 30, 2012 included $63,415,812 in vessel operating costs and $4,142,165 in technical management fees. Vessel expenses for the nine-month period ended September 30, 2011 included $59,066,954 in vessel operating costs and $3,696,895 in technical management fees.

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

Charter hire expenses

Charter hire expenses for the three-month period ended September 30, 2012, were $1,104,571 compared to $11,058,796 in the comparable period in 2011. The decrease in Charter hire expenses is attributable to reduction in chartered-in days for the quarter ended September 30, 2012 of 58 days, compared to 582 days in the comparable quarter in 2011.

Charter hire expenses for the nine-month period ended September 30, 2012, were $1,711,144 compared to $38,013,289 in the comparable period in 2011. The decrease in Charter hire expenses is attributable to reduction in chartered-in days for the nine-month period ended September 30, 2012 of 90 days, compared to 2,240 days in the comparable period in 2011.

Depreciation and Amortization

For the three-month periods ended September 30, 2012 and 2011, total depreciation and amortization expense were $19,389,042 and $18,660,293, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2012 includes $18,931,186 of vessel and other fixed assets depreciation, and $457,856 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2011 were $17,958,636 of vessel and other fixed assets depreciation and $701,657 of amortization of deferred drydocking costs. The increase in depreciation expense is attributable to a larger fleet size in operation during the three-month period ended September 30, 2012 compared to 2011.

For the nine-month periods ended September 30, 2012 and 2011, total depreciation and amortization expense were $58,250,356 and $53,459,509, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2012 includes $56,388,161 of vessel and other fixed assets depreciation, and $1,862,195 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine-month period ended September 30, 2011 were $51,014,334 of vessel and other fixed assets depreciation and $2,445,175 of amortization of deferred drydocking costs.

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

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our debt agreement and are amortized over the life of the facility. In connection with the Fourth Amended and Restated Credit Facility, the Company recorded $12,624,330 in deferred financing costs and a fair value of the Warrant Shares of $7,241,743 that amortize over the life the term credit agreement. For the three-month periods ended September 30, 2012 and 2011, the amortization of deferred financing costs allocated to the vessels in operation was $2,096,279 and $1,096,310, respectively. For the nine-month periods ended September 30, 2012, and 2011, the amortization of deferred financing costs allocated to the vessels in operation was $4,428,572 and $3,014,720, respectively.

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

General and administrative expenses for the three-month periods ended September 30, 2012, and 2011, were $6,497,598 and $8,283,432, respectively. These general and administrative expenses include a non-cash compensation component of $2,130,790 and $2,019,794, respectively. The decrease in general and administrative expenses for the three-month period ended September 30, 2012, is primarily attributable to a lower professional fee costs.

General and administrative expenses for the nine-month periods ended September 30, 2012, and 2011, were $26,551,478 and $30,218,614, respectively. These general and administrative expenses include a non-cash compensation component of $7,012,714 and $6,958,931, respectively. The decrease in general and administrative expenses for the nine-month period ended September 30, 2012 is primarily attributable to a lower professional fee costs and lower bad debt allowance of $5,351,609 in the period ended September 30, 2012 related to amounts receivable from one of our customers, compared with $6,586,900 in the nine-month period ended September 30, 2011 related to amounts receivable from KLC which filed for protective receivership and received South Korean court approval for rehabilitation.

Capitalized Interest

At September 30, 2011, we had one contract for the construction of a newbuilding vessel, which was delivered on October 19, 2011. Interest costs on borrowings used to fund the Company’s newbuilding program were capitalized as part of the cost of the newbuilding vessels until such time that the vessels were delivered.

For the three-month period ended September 30, 2011, capitalized interest amounted to $404,304 ($351,417 in interest and $52,887 in amortization of deferred financing costs). This amount was recorded and included in Advances for Vessel Construction in the three-month period ended September 30, 2011, as compared to nil for the for the three-month period ended September 30, 2012.

For the nine-month period ended September 30, 2011, capitalized interest amounted to $2,575,417 ($2,271,047 in interest and $304,370 in amortization of deferred financing costs). This amount was recorded and included in Advances for Vessel Construction in the financial statements prepared for the nine-month period ended September 30, 2011, as compared to nil for the nine-month period ended September 30, 2012.

EBITDA

EBITDA represents operating earnings before extraordinary items, depreciation and amortization, interest expense, and income taxes, if any. EBITDA is included because it is used by certain investors to measure a company's financial performance. EBITDA is not an item recognized by U.S. GAAP and should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy its obligations including debt service, capital expenditures, and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, the definition of EBITDA used herein may not be comparable to that used by other companies due to differences in methods of calculation.

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net loss	$(29,837,360)	$(5,872,211)	$(70,377,128)	$(13,120,770)
Interest Expense	21,981,186	12,390,455	44,995,438	35,399,362
Depreciation and Amortization	19,389,042	18,660,293	58,250,356	53,459,509
Amortization of fair value below contract value of time charter acquired	(1,139,972)	(1,267,242)	(3,574,012)	(3,833,571)
EBITDA	10,392,896	23,911,295	29,294,654	71,904,530
Adjustments for Exceptional Items:
Non-cash Compensation Expense (1)	2,130,790	2,019,794	7,012,714	6,958,931
Credit Agreement EBITDA	$12,523,686	$25,931,089	$36,307,368	$78,863,461

(1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the nine-month period ended September 30, 2012, was $2,644,520, compared with net cash provided by operating activities of $37,107,799 during the corresponding nine-month period ended September 30, 2011. The decrease was primarily due to lower rates on charter renewals.

Net cash provided by investing activities during the nine-month period ended 2012, was $287,344, compared with net cash used in investing activities of $134,649,768 during the corresponding nine-month period ended September 30, 2011. Investing activities during the nine-month period ended September 30, 2011, related primarily to making progress payments and incurring related vessel construction expenses for the newbuilding vessels.

Net cash used in financing activities during the nine-month period ended September 30, 2012 and 2011 was $9,447,930 and $4,305,717, respectively. Financing activities during the nine-month period ended September 30, 2012, related primarily to expenses incurred for the Company’s amendment credit agreement.

As of September 30, 2012, our cash balance was $18,559,137, compared to a cash balance of $25,075,203 at December 31, 2011. Also recorded in Restricted Cash is an amount of $276,056 which collateralizes letters of credit relating to our office leases.

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of September 30, 2012 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $8,101,953 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,624,330 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees, of which 50% of the amendment fees were paid upon signing the Fourth Amended and Restated Credit Agreement, 25% of the amendment fees were paid during the third quarter of 2012 and 25% of the amendment fees is payable during the fourth quarter of 2012.

In addition, the Fourth Amended and Restated Credit Agreement replaces the previously existing financial covenants and substitutes them with new covenants, which shall require the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement) commencing in the quarterly period ending September 30, 2013 of 13.9:1, declining in intervals to 7.3:1 for the quarterly period ending December 31, 2015 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017, (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013 of 130%, escalating in intervals to 220% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017, (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes and (iv) maintain a maximum collateral coverage ratio commencing in the quarterly period ending September 30, 2014 of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017. The general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. A continuation of these conditions, could impact our compliance with these loan covenants, once they are due.

In connection with the Fourth Amended and Restated Credit Agreement, the Company entered into a Warrant Agreement, dated June 20, 2012, pursuant to which the Company issued 3,148,584 warrants convertible on a cashless basis into shares of the Company's common stock, par value $0.01 (the "Warrant Shares"), at a strike price of $0.01 per share of common stock. One-third of the warrants are exercisable immediately, the next third of the warrants are exercisable when the price of the Company's common stock reaches $10.00 per share and the last third of the warrants are exercisable when the price of the Company's common stock reaches $12.00 per share. Unexercised warrants will expire on June 20, 2022. The Company determined the relative fair value of the Warrant Shares at $7.2 million using the Monte Carlo simulation which was performed, and the mean value was selected. The assumptions used in the Monte Carlo simulation were the underlying stock price of $2.98, risk-free rate of 1.64%, expected volatility of 79.3%, expected term of 10 years and expected dividend yield of 0%. The fair value of the warrants was recorded as deferred financing cost and amortized over the life of the term loan agreement.

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

The covenants contained in our Fourth Amended and Restated Credit Facility relate to our financial position, operating performance and liquidity. The market value of dry bulk vessels is sensitive, among other things, to changes in the dry bulk charter market. The general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. The decline in charter rates in the dry bulk market coupled with the prevailing difficulty in obtaining financing for vessel purchases have adversely affected dry bulk vessel values. A continuation of these conditions, could lead to a significant decline in our EBITDA and fair market values of our vessels, which could impact our compliance with these loan covenants, once they are due. The developments in the credit markets and related impact on the dry bulk charter market and have also resulted in additional risks. The occurrence of one or more of these risk factors could adversely affect our results of operations or financial condition. We believe that our current financial resources, together with cash generated from operations will be sufficient to meet our current business needs. Please refer to the section entitled “Risk Factors” in Part II of this document which should be read in conjunction with the risk factors included in the Company’s 2011 Annual Report on Form 10-K.

In August 2012, the Company filed a new shelf registration statement, which became effective on October 1, 2012, to replace its previous shelf registration statement that expired in August 2012. Under the new shelf registration statement, the Company may issue up to an aggregate of $500,000,000 of securities, including common shares, preferred shares, debt securities (which may be guaranteed by certain of the Company’s subsidiaries), warrants, purchase contracts, rights and units comprised of any of the aforementioned securities.

In addition, in connection with the Fourth Amended and Restated Credit Agreement discussed above, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement"), dated June 20, 2012, with its lenders pursuant to which the Company agreed to register the Warrant Shares for resale under the Securities Act. Under the terms of the Registration Rights Agreement, the Company filed a shelf registration statement on Form S-3 on June 26, 2012 relating to the Warrant Shares, which became effective on September 17, 2012. Pursuant to the Registration Rights Agreement, the Company has agreed to keep the registration statement effective and file all information required to be filed under Rule 144 or the Exchange Act until the Warrant Shares are otherwise freely tradable without restriction under Rule 144 under the Securities Act.

Dividends

The Company did not make any dividend payments in 2012 or 2011.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2012:

(in thousands of U.S. dollars)	Within One Year(4)	One to Three Years	Three to Five Years	More than Five years	Total

Bank Loans	$-	$-	$1,129,479	$-	$1,129,479
PIK loan	-	-	98,022	-	98,022
Interest and borrowing fees (1)	46,683	89,240	10,382	-	146,305
Chartering agreement (2,3)	-	5,346	9,855	19,292	34,493
Office lease (4)	1,333	2,241	2,223	741	6,538

Total	$48,016	$96,827	$1,249,961	$20,033	$1,414,837

(1)	The Company is a party to floating-to-fixed interest rate swaps covering an aggregate notional amount of $166,300,000.
(2)	Does not include the Company’s obligations of charter- in vessels for periods of less than one year.
(3)	On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May and October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day.
(4)	Remainder of the lease on the office space which we occupy.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date the next drydocking for those vessels are scheduled to occur. No vessel drydocked in the three months ended September 30, 2012. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
December 31, 2012	-	-
March 31, 2013	22	$0.60 million
June 30, 2013	44	$1.20 million
September 30, 2013	22	$0.60 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company (1)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company(14)
3.3	Amended and Restated Bylaws of the Company (1)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (2)
4.1	Form of Share Certificate of the Company (1)
4.2	Form of Senior Indenture (3)
4.3	Form of Subordinated Indenture (3)
4.4	Rights Agreement (4)
4.5	Amended and Restated Rights Agreement, dated June 20, 2012, between the Company and the Rights Agent (15)
10.1	Form of Registration Rights Agreement (1)
10.2	Form of Management Agreement (1)
10.3	Form of Restricted Stock Unit Award Agreement (5)
10.4	Form of Third Amended and Restated Credit Agreement (6)
10.5	Second Amendatory Agreement of Third Amended and Restated Credit Agreement (7)
10.6	Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan (1)
10.7	Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas (8)
10.8	Eagle Bulk Shipping Inc. 2009 Stock Incentive Plan (9)
10.8	Fourth Amendatory Agreement, dated as of August 4, 2010, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger(10)
10.9	Delphin Management Agreement (11)
10.10	Sixth Amendatory Agreement and Commercial Framework Implementation Agreement, dated as of September 26, 2011, as supplemented, among the Company and certain of its subsidiaries and the banks and financial institutions party thereto and the Royal Bank of Scotland plc, as mandated lead arranger (12)
10.11	Eagle Bulk Shipping Inc. 2011 Stock Incentive Plan. (13)
10.12	Fourth Amended and Restated Credit Agreement, dated as of June 20, 2012, for the Company arranged by The Royal Bank of Scotland plc and with The Royal Bank of Scotland plc acting as Agent and Security Trustee (16)
10.13	Warrant Agreement, dated June 20, 2012, by and between the Company, as the Issuer, and the Lender Holders, as Holders (17)
10.14	Warrant Shares Registration Rights Agreement, dated June 20, by and among the Company and the Lender Holders (18)
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of CEO
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO
101.	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (unaudited) for the nine months ended September, 2012 and 2011, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the nine months ended September, 2012 and 2011, (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements (unaudited).

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, Registration No. 333-123817, filed with the SEC on June 20, 2005.
(2)	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A, filed with the SEC on November 13, 2007.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-182335, filed with the SEC on December 29, 2006.
(4)	Incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the SEC on November 13, 2007.
(5)	Incorporated by reference to the Company’s to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 9, 2007.
(6)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 25, 2007.
(7)	Incorporated by reference to Exhibit 4.9 to the Company's registration statement on Form S-3POSASR, Registration No. 333-148417, filed with the SEC on March 2, 2009.

(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 20, 2008.
(9)	Incorporated in Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 10, 2009.
(10)	Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the SEC on November 9, 2010.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010.
(12)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, filed with the SEC on March 16, 2012.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2011.
(14)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2012.
(15)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2012.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 9, 2012.
(17)	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 9, 2012.
(18)	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By: /s/ Sophocles N. Zoullas
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer
Date: November 9, 2012

By: /s/ Adir Katzav
Adir Katzav
Chief Financial Officer
and Principal Accounting Officer
Date: November 9, 2012

