Form 10-K
period 2012-12-31
Eagle Bulk Shipping Inc.
filed 2013-04-01
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant's most recently completed second quarter, was $48,527,068 based on the closing price of $3.16 per share on the Nasdaq Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of April 1, 2013, 16,638,092 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the registrant within 120 days of December 31, 2012, the last day of the registrant’s fiscal year, in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding the outlook for dry cargo markets, and the Company's prospects. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for major and minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; the ability to attract and retain customers; and the performance of our contract counterparties. This Form 10-K also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this annual report on Form 10-K (the “Annual Report”). The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission (the “SEC”).

PART I

ITEM 1. BUSINESS

Overview

Eagle Bulk Shipping Inc., incorporated under the laws of the Republic of the Marshall Islands (the "Marshall Islands") on March 23, 2005 and headquartered in New York City, is engaged primarily in the ocean transportation of a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. We operate in the Handymax sector of the dry bulk industry, with particular emphasis on the Supramax class of vessels. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from 50,000 to 60,000 deadweight tons, or dwt. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and must rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to charterers.

As of December 31, 2012, we owned and operated a modern fleet of 45 oceangoing vessels, 43 Supramax and 2 Handymax, with a combined carrying capacity of 2,451,259 dwt and an average age of approximately six years. In 2011, we completed our Supramax vessel newbuilding program.

On June 20, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement with The Royal Bank of Scotland plc, as agent, to its credit facility agreement, dated as of October 19, 2007, as amended up to the date thereof (the “Fourth Amended and Restated Credit Agreement”), as discussed in Note 6 to the consolidated financial statements included in this Annual Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” below.

On May 22, 2012, the Company completed a one-for-four reverse stock split of its issued and outstanding common stock, as previously approved by the Company's shareholders at the Company’s special meeting of shareholders held in November 2011. Proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split. All references in this Annual Report, including the consolidated financial statements and notes thereto included herein, to common stock and per share data for all periods presented in the consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the reverse stock split.

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

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report on Form 10-K begins on page 28. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

References in this Annual report to “we,” “us,” “our,” “Eagle Bulk” and the “Company” all refer to Eagle Bulk Shipping Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires.

Management of Our Fleet

Our New York City-based management team, with in excess of 20 years of experience in the shipping industry primarily focused on the sub-Panamax dry bulk sectors, such as Supramax, Handymax and Handysize vessels, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is provided internally and by unaffiliated third party managers, V.Ships Limited and Anglo Eastern International Ltd., which we believe are two of the world's largest providers of independent ship management and related services. We have also established in-house technical management capability, through which we provide technical management services to several of our vessels, in order to establish a vessel management bench-mark with the external technical managers. The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell, vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. Our unaffiliated technical managers or our in-house technical manager perform day-to-day operations and maintenance of our vessels.

Our Competitive Strengths and our Business Strategy

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

•	A fleet of Supramax dry bulk vessels. We specialize in the Supramax class of the Handymax sector of the dry bulk industry. Our operating fleet of 45 vessels at December 31, 2012 makes us one of the world's largest fleets of vessels in the sector. We view Handymax vessels, especially the Supramax class of vessels, as a highly attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

- reduced volatility in charter rates;

- increased operating flexibility;

- ability to access more ports;

- ability to carry a more diverse range of cargoes; and

- broader customer base.

•	A modern, high quality fleet. The 45 Handymax vessels in our operating fleet at December 31, 2012 had an average age of approximately six years compared to an average age for the world Handymax dry bulk fleet of approximately ten years. In 2011, we completed our Supramax vessel newbuilding program, pursuant to which we took delivery of 27 Supramax newbuilding vessels from 2008 to 2011. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese and Chinese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., and Oshima Shipbuilding Co., Ltd. The newbuilding vessels were built at premier shipyards in Japan, IHI Marine United, and China, Yangzhou Dayang Shipbuilding Co. Ltd.

•	A fleet of sister and similar ships allows us to maintain low cost, highly efficient operations. Our current operating fleet of 45 vessels includes 8 identical sister ships built at the Mitsui shipyard based upon the same design specifications, two sets of 5 and 17 identical sister ships built at Dayang shipyard, 5 identical sister ships built at IHI Marine United shipyard, and 3 similar ships built at the Oshima shipyard that use many of the same parts and equipment. Operating sister and similar ships provides us with operational and scheduling flexibility, efficiencies in employee training and lower inventory and maintenance expenses. We believe that this should allow us both to increase revenue and lower operating costs. We intend to actively monitor and control vessel operating expenses while maintaining the high quality of our fleet through regular inspection and maintenance programs. We also intend to take advantage of savings that result from the economies of scale that the third party technical managers provide us through access to bulk purchasing of supplies, quality crew members and a global service network of engineers, naval architects and port captains.

•	Balanced charter program. Our strategy is to balance between mid-term time charters and revenues generated by short-term time charters and voyage charters to maximize our financial performance throughout shipping cycles. We have entered into time and voyage charter employment contracts for all the vessels in our operating fleet. We charter some of our vessels pursuant to one- to two-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium-term time charters. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters and voyage charters provide us with the revenue upside as the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium-term time charters, while at the same time providing us with the revenue upside potential from the index linked or short-term time charters or voyage charters. All the charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates.

•	Expand our fleet through selective acquisitions of dry bulk vessels. Depending on market conditions, we intend to acquire additional modern, high-quality vessels through timely and selective acquisitions in a manner that is accretive to our cash flows. We expect to focus primarily in the Handymax sector of the dry bulk shipping industry, and in particular on Supramax class vessels. We may also consider acquisitions of other sizes of dry bulk vessels, but not tankers.

Our Fleet

Our operating fleet of 45 vessels are fitted with cargo cranes and cargo grabs that permit them to load and unload cargo in ports that do not have cargo handling infrastructure in place. Our vessels are flagged in the Marshall Islands. We own each of our vessels through a separate wholly-owned Marshall Islands subsidiary. Our vessels are all employed on time and voyage charters. The following table represents certain information about our operating fleet as of December 31, 2012:

Vessel	Class	Dwt	Year Built

Avocet	Supramax	53,462	2010

Bittern	Supramax	57,809	2009

Canary	Supramax	57,809	2009

Cardinal	Supramax	55,362	2004

Condor	Supramax	50,296	2001

Crane	Supramax	57,809	2010

Crested Eagle	Supramax	55,989	2009

Crowned Eagle	Supramax	55,940	2008

Egret Bulker	Supramax	57,809	2010

Falcon	Supramax	50,296	2001

Gannet Bulker	Supramax	57,809	2010

Golden Eagle	Supramax	55,989	2010

Goldeneye	Supramax	52,421	2002

Grebe Bulker	Supramax	57,809	2010

Harrier	Supramax	50,296	2001

Hawk I	Supramax	50,296	2001

Ibis Bulker	Supramax	57,775	2010

Imperial Eagle	Supramax	55,989	2010

Jaeger	Supramax	52,248	2004

Jay	Supramax	57,802	2010

Kestrel I	Supramax	50,326	2004

Kingfisher	Supramax	57,776	2010

Kite	Handymax	47,195	1997

Kittiwake	Supramax	53,146	2002

Martin	Supramax	57,809	2010

Merlin	Supramax	50,296	2001

Nighthawk	Supramax	57,809	2011

Oriole	Supramax	57,809	2011

Osprey I	Supramax	50,206	2002

Owl	Supramax	57,809	2011

Peregrine	Supramax	50,913	2001

Petrel Bulker	Supramax	57,809	2011

Puffin Bulker	Supramax	57,809	2011

Redwing	Supramax	53,411	2007

Roadrunner Bulker	Supramax	57,809	2011

Sandpiper Bulker	Supramax	57,809	2011

Shrike	Supramax	53,343	2003

Skua	Supramax	53,350	2003

Sparrow	Handymax	48,225	2000

Stellar Eagle	Supramax	55,989	2009

Tern	Supramax	50,200	2003

Thrasher	Supramax	53,360	2010

Thrush	Supramax	53,297	2011

Woodstar	Supramax	53,390	2008

Wren	Supramax	53,349	2008

Nature of Business+

Our strategy is to balance between mid-term time charters and revenues generated by short-term time charters and voyage charters to maximize our financial performance throughout shipping cycles. We have entered into time and voyage charter employment contracts for all the vessels in our operating fleet. We charter some of our vessels pursuant to one- to two-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium- to long-term time charters. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters and voyage charters will provide us with the revenue upside once the dry bulk market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the relatively stable cash flows and high utilization rates that are associated with medium-term time charters, while at the same time providing us with the revenue upside potential from the index-linked or short-term time charters or voyage charters. All the charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates.

A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the service of the charterer. Under a typical time charter, the charterer periodically pays us a fixed or an index-based daily charter hire rate and bears all voyage expenses, including the cost of fuel and port and canal charges. Once we have time chartered-out a vessel, trading of the vessel and the commercial risks shift to the customer. Subject to certain restrictions imposed by us in the contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging. We have established our own in-house technical management capability, through which we provide technical management services to several of our and third-party vessels. We have contracted the technical operations of a portion of our vessels to third-party vessel managers, and oversee the technical operation and navigation of the vessel at all times, including monitoring vessel operating expenses, such as the cost of crewing, insuring, repairing and maintaining the vessel, costs of spare parts and supplies, tonnage taxes and other miscellaneous expenses.

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

Our Customers

Our customers include international companies such as Lauritzen Bulkers A/S, Norden A/S, Samsung C & T Corporation, Global Maritime Investments Ltd, Olam International,Trafigura Beheer B.V., Electroandina S.A., STX Pan Ocean Co Ltd, Clipper Bulk Shipping, Korean Line Corporation, Steel Authority of India Ltd, Hyundai Merchant Marine Co Ltd, Torm A/S, Seatrek Trans PTE ltd, and DHL Project & Chartering (China) Ltd. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of two independent credit risk consultants. In 2012, two customers individually accounted for more than 10% of our time and voyage charter revenue, accounting for approximately 26.5% and 11.9% of our time and voyage charter revenue, respectively. In 2011,one customer accounted for more than 10% of our time and voyage charter revenue, accounting for approximately 10.0% of our time and voyage charter revenue. In 2010, two customers individually accounted for more than 10% of our time charter revenue, accounting for approximately 23.2% and 11.0% of our time charter revenue, respectively.

On January 25, 2011, Korea Line Corporation ("KLC"), the charterer for 13 of our vessels filed for protective receivership in Seoul, South Korea. We have temporarily taken back the employment of all affected chartered vessels and re-chartered them out on the spot and short-term time charter markets, pursuant to terms approved by the Korean court. Earnings during this interim period were used to offset the charter hire otherwise due from KLC.

On January 3, 2013, a comprehensive termination agreement between the Company and KLC became effective, pursuant to which we agreed to accept $63.7million on an installment note and 1,224,094 common shares of KLC stock as compensation for the early termination of the 13 charters with KLC. Under the termination agreement, a payment of approximately $10.0 million of the cash settlement was paid in the first quarter of 2013, and the balance of $53.7million would have been paid in cash installments through 2021, with the majority of the payments to be paid in the last five years. The KLC stock certificates were issued on February 7, 2013 and are now being secured at the Korean Securities Depository until August 7, 2013, the date on which we would have been able to take possession of the share certificates. On March 28, 2013, the Korean court approved an amendment to KLC rehabilitation plan after receiving a favorable vote from the concerned parties. The amendment reduced our long term receivable from KLC to $5.5million to be paid in cash installments through 2021; discounted our existing shares by a 1 to 15 ratio; and converted the remainder of the long term receivable to shares that bring our holding of KLC shares after the amendment to approximately 5%. We are evaluating what is the fair value of the common shares and the long term note receivable from KLC and what the resulting settlement gain should be. We have determined that the combined KLC transactions will have a positive impact on our EBITDA and have assessed a preliminary value of approximately $32 million.

Operations

There are two central aspects to the operation of our fleet:

•	Commercial operations, which involve chartering and operating a vessel; and

•	Technical operations, which involve maintaining, crewing and insuring a vessel.

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company that was formed in January 2005 and maintains its principle executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. Our office staff, either directly or through these subsidiaries, provides the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition; and

•	financial, accounting and information technology services.

We currently have an aggregate of 55 shore-based personnel in our principal executive and Singapore offices.

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

In accordance with our strategy, we have entered into time and voyage charters for all 45 of our vessels currently in the operating fleet. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve higher utilization rates. Vessels coming off long term employment are being employed on the short to mid-term voyage charters or on the spot market.

The Company launched a freight trading operation to capitalize on value creation strategies in spot trading, contracts of affreightment, time charter-in and -out and derivative instruments. These trading capabilities extend the Company’s global presence, which includes an office in Singapore.

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

•	Identifying, purchasing, and selling vessels. We believe that our commercial management team has longstanding relationships in the dry bulk industry, which provides us access to an extensive network of ship brokers and vessel owners that we believe will provide us with an advantage in future transactions.

•	Obtaining insurance coverage for our vessels. We have well-established relationships with reputable marine underwriters in all the major insurance markets around the world that helps insure our fleet with insurance at competitive rates.

•	Supervising our third party technical managers. We regularly monitor the expenditures, crewing, and maintenance of our vessels by our technical managers, V.Ships Limited and Anglo Eastern International Ltd. We set up our own in-house technical management capability in order to establish a vessel management bench-mark with our external technical managers. Our management team has direct experience with vessel operations, repairs, drydockings and vessel construction.

Technical Management

The technical management of a portion of our fleet is provided by our unaffiliated third party technical managers, V.Ships Limited and Anglo Eastern International Ltd., that we believe are two of the world's largest providers of independent ship management and related services. We have also set up our own in-house technical management capability, through which we provide technical management services to several of our vessels, in order to establish a vessel management bench-mark with the external technical managers. We review the performance of the managers on an annual basis and may add or change technical managers.

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

We currently crew our vessels primarily with officers and seamen from India, Ukraine, Russia, Myanmar and East European who are supplied by our managers. As of December 31, 2012, we employed a total of approximately 900 officers and seamen on the 45 vessels in our operating fleet. Each technical manager handles each seaman's training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with current international regulations and shipping conventions. Additionally, our seafaring employees perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. All international collective bargaining agreements to which we are a party are renewed for two years, prior to their expiry.

We pay our unaffiliated technical managers a monthly fee per vessel plus actual costs incurred by our vessels. These monthly fees averaged $10,194 per vessel in 2012, $9,705 per vessel in 2011 and $9,562 per vessel in 2010.

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

International Maritime Organization

The United Nations’ International Maritime Organization (the “IMO”) has adopted several international conventions, including the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”).  MARPOL entered into force on October 2, 1983.  It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.  MARPOL sets forth pollution-prevention requirements applicable to drybulk carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution.  Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions.  Annex VI was separately adopted by the IMO in September of 1997, and relates to air emissions.

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

The IMO’s Maritime Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used on board ships.  As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur (from the current cap of 4.50%).  By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain “Emission Control Areas” (“ECAs”).  As of July 1, 2010, ships operating within an ECA may not use fuel with sulfur content in excess of 1.0% (from 1.50%), which is further reduced to 0.10% on January 1, 2015.  Amended Annex VI establishes procedures for designating new ECAs.  Currently, the Baltic Sea and the North Sea have been so designated.  Effective August 1, 2012, certain coastal areas of North America will also be designated ECAs, as will (effective January 1, 2014), the United States Caribbean Sea.  Ocean-going vessels in these areas will be subject to stringent emissions controls and may cause us to incur additional costs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.  The U.S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

As of January 1, 2010, the Directive 2005/33/EC of the European Parliament and of the Council of July 6, 2005, amending Directive 1999/32/EC, came into force. The objective of the directive is to reduce emission of sulfur dioxide and particulate matter caused by the combustion of certain petroleum derived fuels. The directive imposes limits on the sulfur content of such fuels as a condition of their use within a Member State territory. The maximum sulfur content for marine fuels used by inland waterway vessels and ships at berth in ports in EU countries after January 1, 2010, is 0.10% by mass. On July 15, 2011, the European Commission also adopted a proposal for an amendment of Directive 1999/32/EC which would align requirements with those imposed by the revised MARPOL Annex VI which introduced stricter sulphur limits.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS, and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS and LL Convention standards. The Convention on Limitation of Liability for Maritime Claims (LLMC) was recently amended and the amendments are expected to go into effect on June 8, 2015. The amendments alter the limits of liability for loss of life or personal injury claim and property claims against ship-owners.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions.  For example, the IMO adopted the International Convention for the Control and Management of Ships' Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not enter into force until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping tonnage. To date, there has not been sufficient adoption of this standard for it to take force. However, Panama may adopt this standard in the relatively near future, which would be sufficient for it to take force. Upon entry into force of the BWM Convention, mid-ocean ballast exchange would be mandatory for our vessels.  In addition, our vessels would be required to be equipped with a ballast water treatment system that meets mandatory concentration limits not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2014, for vessels with ballast water capacity of 1500-5000 cubic meters, or after such date in 2016, for vessels with ballast water capacity of greater than 5000 cubic meters. On March 23, 2012, the U.S. Coast Guard issued amended regulations relating to ballast water management for vessels operating in U.S. waters, with the same phased introduction as the BMW Convention for existing vessels, and mandatory for new ships from December 1, 2013. The costs of compliance with ballast water treatment regulations may be material.

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

The IMO continues to review and introduce new regulations. For example, in July 2011 MARPOL adopted amendments for the prevention of air pollution, which designate certain waters near the coasts of Puerto Rico and the U.S. Virgin Islands ECAs for emissions of nitrogen oxides, sulphur oxides, and particulate matter. The new ECA designation will enter into force on January 1, 2014. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

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

(v)	lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

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

Other Environmental Initiatives

The U.S. Clean Water Act (the “CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. Furthermore, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

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

U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters. On March 23, 2012, the U.S> Coast Guard announced that it is amending its regulations on ballast water management. As of June 21, 2012, the U.S. Coast Guard implemented revised regulations on ballast water management by establishing standards on the allowable concentration of living organisms in ballast water discharged from ships in U.S. waters. Compliance with the EPA and the U.S. Coast Guard regulations could require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

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

As referenced above, the amended Annex VI to the IMO's MARPOL Convention, which addresses air pollution from ships, was ratified by the United States on October 9, 2008 and entered into force on January 1, 2010. The EPA and the state of California, however, have each proposed more stringent regulations of air emissions from ocean-going vessels. On July 24, 2008, the California Air Resources Board of the State of California, or CARB, approved clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline. The new CARB regulations require such vessels to use low sulfur marine fuels rather than bunker fuel. As of July 1, 2009, such vessels were required to switch either to marine gas oil with a sulfur content of no more than 1.5% or marine diesel oil with a sulfur content of no more than 0.5%. As of August 1, 2012, only marine gas oil with a sulfur content of no more than 1% or marine diesel oil with a sulfur content of no more than .5% is allowed.  By January 1, 2014, only marine gas oil and marine diesel oil fuels with 0.1% sulfur will be allowed. These new regulations may require significant expenditures on low-sulfur fuel and would increase our operating costs.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. As of January 1, 2013, all ships must comply with mandatory requirements adopted by the MEPC in July 2011 relating to greenhouse gas emissions. All ships are required to follow the Ship Energy Efficiency Management Plans. Now the minimum energy efficiency levels per capacity mile, outlined in the Energy Efficiency Design Index, applies to all new ships. These requirements could cause us to incur additional compliance costs. The IMO is planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC 2006). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 will enter into force one year after 30 countries with a minimum of 33% of the world's tonnage have ratified it. On August 20, 2012, the required number of countries met and MLC 2006 is expected to come into force on August 20, 2013. The ratification of MLC 2006 will require us to develop new procedures to ensure full compliance with these results.

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

Competition

We compete with a large number of international dry bulk fleets. The international shipping industry is highly competitive and fragmented with many market participants. As of January 31, 2013 there are approximately 9,527 dry bulk carriers aggregating approximately 685 million dwt, and the ownership of the world dry bulk fleet remains very fragmented with no single owner accounting for more than 4% of any one sector. We primarily compete with other owners of dry bulk vessels in the Handymax class that are mainly privately owned fleets.

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

For purposes of being able to determine the persons who actually or constructively own 5% or more of the vote and value of the Company's common stock, or ''5% Shareholders,'' the regulations permit the Company to rely on those persons that are identified on Schedule 13G and Schedule 13D filings with the SEC, as owning 5% or more of the Company's common stock. The regulations further provide that an investment company which is registered under the Investment Company Act of 1940, as amended, will not be treated as a 5% Shareholder for such purposes.

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

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $600,000, $1,300,000, and $1,200,000 for the years ended December 31, 2012, 2011 and 2010, respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

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

Dividends paid on the Company's common stock to a United States Holder who is an individual, trust or estate (a ''United States Non-Corporate Holder'') will generally be treated as ''qualified dividend income'' that is taxable to such United States Non-Corporate Holder at preferential tax rates provided that (1) the common stock is readily tradable on an established securities market in the United States (such as the Nasdaq Global Select Market on which the Company's common stock is traded); (2) the Company is not a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year (which we do not believe we have been, are or will be); (3) the United States Non-Corporate Holder has owned the common stock for more than 60 days in the 121-day period beginning 60 days before the date on which the common stock becomes ex-dividend; and (4) the United States Non-Corporate Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property.

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

As discussed more fully below, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat the Company as a ''Qualified Electing Fund,'' which election we refer to as a ''QEF election.'' As an alternative to making a QEF election, a United States Holder should be able to make a ''mark-to-market'' election with respect to the Company's common stock, as discussed below. In addition, if we were to be treated as a passive foreign investment company for any taxable year after 2010, a U.S. holder would be required to file an annual report with the Internal Revenue Service for that year with respect to such holder’s common stock.

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

GLOSSARY OF SHIPPING TERMS

The following are definitions of shipping terms used in this Form 10-K.

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

Ton —A metric ton.

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

Available Information

The Company makes available free of charge through its internet website, www.eagleships.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. You may read and copy any document we file with the SEC at the SEC's public reference facilities maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities. Our SEC filings are also available to the public at the SEC's web site at http://www.sec.gov. The information on our website is not incorporated by reference into this Annual Report.

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

Industry Specific Risk Factors

Charter hire rates for dry bulk vessels are volatile and have declined significantly since their historic highs and may continue to decrease in the future, which may adversely affect our earnings, revenue and profitability and our ability to comply with our loan covenants.

The dry bulk shipping industry is cyclical with high volatility in charter hire rates and profitability. The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely; however, the continued downturn in the drybulk charter market has severely affected the entire dry bulk shipping industry and charter hire rates for dry bulk vessels have declined significantly from historically high levels. The Baltic Dry Index (the “BDI”), a daily average of charter rates for key dry bulk routes published by the Baltic Exchange Limited, which has long been viewed as the main benchmark to monitor the movements of the dry bulk vessel charter market and the performance of the entire dry bulk shipping market, declined 94% in 2008 from a peak of 11,793 in May 2008 to a low of 663 in December 2008 and has remained volatile since then. The BDI recorded a record low of 647 in 2012. While the BDI since increased to $10,217 as of March 26, 2013, there can be no assurance that the drybulk charter market will increase further, and the market could decline.

Fluctuations in charter rates result from changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the major commodities carried by water internationally. Because the factors affecting the supply of and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. If charter rates in the dry bulk market continue to decline and remain at low levels for any significant period in 2013, this will have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

Factors that influence demand for dry bulk vessel capacity include:

•	supply of and demand for energy resources, commodities and industrial products;

•	changes in the exploration or production of energy resources, commodities, consumer and industrial products;

•	the location of regional and global exploration, production and manufacturing facilities;

•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the globalization of production and manufacturing;

•	global and regional economic and political conditions, including armed conflicts and terrorist activities; embargoes and strikes;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•	environmental and other regulatory developments;

•	currency exchange rates; and

•	weather.

Factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping of older vessels;

•	vessel casualties; and

•	the number of vessels that are out of service, namely those that are laid-up, drydocked, awaiting repairs or otherwise not available for hire.

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

We anticipate that the future demand for our dry bulk vessels will be dependent upon economic growth in the world's economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global dry bulk fleet and the sources and supply of dry bulk cargo to be transported by sea. Given the large number of new dry bulk carriers currently on order with the shipyards, the capacity of the global dry bulk carrier fleet seems likely to increase and there can be no assurance that economic growth will resume or continue. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

Because we employ most of our vessels on short-term time and voyage charters and charters whose revenues are directly tied to the Baltic Supramax Index, we are exposed to changes in the spot market and short-term charter rates for dry bulk carriers and such changes may affect our earnings and the value of our vessel sat any given time. In addition, as of December 31, 2012, 41 of our 45 vessels were scheduled to be redelivered from their charterers in 2013. We cannot assure you that we will be able to successfully renew the charters for these vessels at rates sufficient to allow us to meet our obligations. If the very low charter rates in the dry bulk market continue to exist when we are required to renew these charters or in the future when our other charters must be renewed, this may have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

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

In the current global economy, operating businesses have recently faced tightening credit, weakening demand for goods and services, weak international liquidity conditions, and declining markets. Lower demand for dry bulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for dry bulk carriers, creating downward pressure on charter rates and vessel values.  The recent economic downturn has had and may continue to have during 2013 a number of adverse consequences for dry bulk and other shipping sectors, including, among other things:

•	an absence of financing for vessels;

•	a further decrease in the market value of our vessels and no active second-hand market for the sale of vessels;

•	low charter rates, particularly for vessels employed on short-term time charters or in the spot market;

•	widespread loan covenant defaults; and

•	declaration of bankruptcy by some operators and shipowners, as well as charterers.

The occurrence of one or more of these events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The current state of global financial markets and current economic conditions may adversely impact our ability to obtain additional financing or refinance our existing credit facility on acceptable terms, which may hinder or prevent us from operating or expanding our business.

Global financial markets and economic conditions have been, and continue to be, volatile. Recently, the debt and equity capital markets have been severely distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions, have made, and will likely continue to make, it difficult to obtain additional financing. The current state of global financial markets and current economic conditions might adversely impact our ability to issue additional equity at prices which will not be dilutive to our existing shareholders or preclude us from issuing equity at all.

Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at all or on terms similar to current debt and reduced, and in some cases ceased, to provide funding to borrowers. Due to these factors, we cannot be certain that additional financing will be available if needed and to the extent required, or that we will be able to refinance our existing credit facility, on acceptable terms or at all. If additional financing or refinancing is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to enhance our existing business, complete additional drilling unit acquisitions or otherwise take advantage of business opportunities as they arise.

The instability of the euro or the inability of countries to refinance their debts could have a material adverse effect on our revenue, profitability and financial position.

As a result of the credit crisis in Europe, in particular in Greece, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility (the “EFSF”) and the European Financial Stability Mechanism (the “EFSM”) to provide funding to Eurozone countries in financial difficulties that seek such support. In March 2011, the European Council agreed on the need for Eurozone countries to establish a permanent stability mechanism, the European Stability Mechanism, or the ESM, which will be activated by mutual agreement, to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations and the overall stability of the euro. An extended period of adverse development in the outlook for European countries could reduce the overall demand for oil and gas and for our services. These potential developments, or market perceptions concerning these and related issues, could affect our financial position, results of operations and cash flow.

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

The market values of our vessels have declined and may further decrease, which could limit the amount of funds that we can borrow or cause us to breach certain financial covenants in our current or future credit facilities and we may incur a loss if we sell vessels following a decline in their market value.

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

If the fair market value of our vessels declines, we may not be in compliance with certain covenants contained in our credit facility and we may not be able to refinance our debt or obtain additional financing. If we are not able to comply with the covenants in our credit facility, and are unable to remedy the relevant breach, our lenders could accelerate our debt and foreclose on our fleet. In addition, if we sell one or more of our vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our consolidated financial statements, the sale may be less than the vessel's carrying value on our consolidated financial statements, resulting in a loss and a reduction in earnings. Furthermore, if vessel values persist or decline further, we may have to record an impairment adjustment in our financial statements which could adversely affect our financial results.

Conversely, if vessel values are elevated at a time when we wish to acquire additional vessels, the cost of acquisition may increase and this could adversely affect our business, results of operations, cash flow and financial condition.

Rising fuel, or bunker prices, may adversely affect profits.

While we generally do not bear the cost of fuel, or bunkers, for vessels operating on time charters, fuel is a significant factor in negotiating charter rates. As a result, an increase in the price of fuel beyond our expectations may adversely affect our profitability at the time of charter negotiation. Fuel is also a significant, if not the largest, expense in our shipping operations when vessels are under voyage charter. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business versus other forms of transportation, such as truck or rail.

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

Compliance with the above requirements may result in significant expense. If any vessel does not maintain its class or fails any annual, intermediate or special survey, the vessel will be unable to trade between ports and will be unemployable and uninsurable, which could negatively impact our results of operations and financial condition.

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

An over-supply of dry bulk carrier capacity may prolong or further depress the current low charter rates, which may limit our ability to operate our dry bulk carriers profitably.

The supply of drybulk vessels has increased significantly since the beginning of 2006. However, as of March, 2013, the majority of newbuilding orders which were placed over recent years was completed, and the current orderbook, stands at 15% of the fleet outstanding. Supply growth has been outpacing demand growth over the past few years causing downward pressure on charter rates. Until this new supply gets fully absorbed by the market, charter rates may continue to be under pressure in the near to medium term. Since our fleet is predominantly fixed on short-term charters, the Company remains exposed to the spot market.

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

Terrorist attacks such as those in New York on September 11, 2001, in London on July 7, 2005, and in Mumbai on November 26, 2008, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including Egypt and North Africa, and the presence of U.S. or other armed forces in the Middle East, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, such as the attack on the MT Limburg, a vessel unaffiliated with us, in October 2002, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Acts of piracy on ocean-going vessels have had and may continue to have an adverse effect on our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy worldwide decreased during 2012 to its lowest level since 2009, sea piracy incidents continue to occur, particularly in the Gulf of Aden off the coast of Somalia and increasingly in the Gulf of Guinea and the West Coast of Africa, with dry bulk vessels and tankers particularly vulnerable to such attacks. If these piracy attacks result in regions in which our vessels are deployed being characterized as “war risk” zones by insurers, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including due to employing onboard security guards, could increase in such circumstances. Furthermore, while we believe the charterer remains liable for charter payments when a vessel is seized by pirates, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter party, a claim that we would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Our vessels may call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, that could adversely affect our reputation and the market for our common stock.

Although none of our vessels has called on ports located in countries subject to sanctions and embargoes imposed by the U.S. government and other authorities or countries identified by the U.S. government or other authorities as state sponsors of terrorism, such as Cuba, Iran, Sudan and Syria, from time to time on charterers’ instructions, our vessels may call on ports located in such countries in the future. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act (“CISADA”), which amended the Iran Sanctions Act. Among other things, CISADA introduced limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. In 2012, President Obama signed Executive Order 13608 which prohibits foreign persons from violating or attempting to violate, or causing a violation of any sanctions in effect against Iran or facilitating any deceptive transactions for or on behalf of any person subject to U.S. sanctions. Any persons found to be in violation of Executive Order 13608 will be deemed a foreign sanctions evader and will be banned from all contacts with the United States, including conducting business in U.S. dollars. Also in 2012, President Obama signed into law the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “Iran Threat Reduction Act”), which created new sanctions and strengthened existing sanctions. Among other things, the Iran Threat Reduction Act intensifies existing sanctions regarding the provision of goods, services, infrastructure or technology to Iran's petroleum or petrochemical sector. The Iran Threat Reduction Act also includes a provision requiring the President of the United States to impose five or more sanctions from Section 6(a) of the Iran Sanctions Act, as amended, on a person the President determines is a controlling beneficial owner of, or otherwise owns, operates, or controls or insures a vessel that was used to transport crude oil from Iran to another country and (1) if the person is a controlling beneficial owner of the vessel, the person had actual knowledge the vessel was so used or (2) if the person otherwise owns, operates, or controls, or insures the vessel, the person knew or should have known the vessel was so used. Such a person could be subject to a variety of sanctions, including exclusion from U.S. capital markets, exclusion from financial transactions subject to U.S. jurisdiction, and exclusion of that person's vessels from U.S. ports for up to two years.

Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could severely impact our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, our common shares may adversely affect the price at which our common shares trade. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as entering into charters with individuals or entities in countries subject to U.S. sanctions and embargo laws that are not controlled by the governments of those countries, or engaging in operations associated with those countries pursuant to contracts with third parties that are unrelated to those countries or entities controlled by their governments. Investor perception of the value of our common shares may be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

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

The United States, the European Union and other parts of the world have recently been or are currently in a recession and continue to exhibit weak economic trends. The credit markets in the United States and Europe have experienced significant contraction, deleveraging and reduced liquidity, and the U.S. federal and state governments and European authorities have implemented and are considering a broad variety of governmental action and/or new regulation of the financial markets and may implement additional regulations in the future. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. The SEC, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies, and may effect changes in law or interpretations of existing laws. Global financial markets and economic conditions have been, and continue to be, severely disrupted and volatile. Credit markets and the debt and equity capital markets have been exceedingly distressed and the uncertainty surrounding the future of the credit markets in the United States and the rest of the world has resulted in reduced access to credit worldwide.

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

Continued economic slowdown in the Asia Pacific region, particularly in China, may exacerbate the effect on us, as we anticipate a significant number of the port calls made by our vessels will continue to involve the loading or discharging of dry bulk commodities in ports in the Asia Pacific region. Before the global economic financial crisis that began in 2008, China had one of the world’s fastest growing economies in terms of gross domestic product (“GDP”), which had a significant impact on shipping demand. The growth rate of China’s GDP is estimated to have decreased for the third year in a row to approximately 7.8% for the year ended December 31, 2012, and continues to remain below pre-2008 levels. China has recently imposed measures to restrain lending, which may further contribute to a slowdown in its economic growth. It is possible that China and other countries in the Asia Pacific region will continue to experience slowed or even negative economic growth in the near future. Moreover, the current economic slowdown in the economies of the United States, the European Union and other Asian countries may further adversely affect economic growth in China and elsewhere. Our business, financial condition and results of operations, ability to pay dividends as well as our future prospects, will likely be materially and adversely affected by a further economic downturn in any of these countries.

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

We may operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of business conduct and ethics which is consistent and in full compliance with the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”). We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take actions determined to be in violation of such anti-corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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

On January 25, 2011, KLC the charterer for 13 of our vessels filed for protective receivership in Seoul, South Korea. We have temporarily taken back the employment of all affected chartered vessels and re-chartered them out on the spot and short-term time charter markets, pursuant to terms approved by the Korean court. Earnings during this interim period were used to offset the charter hire otherwise due from KLC.

On January 3, 2013, a comprehensive termination agreement between the Company and KLC became effective, pursuant to which we agreed to accept $63.7million on an installment note and 1,224,094 common shares of KLC stock as compensation for the early termination of the 13 charters with KLC. Under the termination agreement, a payment of approximately $10.0 million of the cash settlement was paid in the first quarter of 2013, and the balance of $53.7million would have been paid in cash installments through 2021, with the majority of the payments to be paid in the last five years. The KLC stock certificates were issued on February 7, 2013 and are now being secured at the Korean Securities Depository until August 7, 2013, the date on which we would have been able to take possession of the share certificates. On March 28, 2013, the Korean court approved an amendment to KLC rehabilitation plan after receiving a favorable vote from the concerned parties. The amendment reduced our long term receivable from KLC to $5.5million to be paid in cash installments through 2021; discounted our existing shares by a 1 to 15 ratio; and converted the remainder of the long term receivable to shares that bring our holding of KLC shares after the amendment to approximately 5%. We are evaluating what is the fair value of the common shares and the long term note receivable from KLC and what the resulting settlement gain should be. We have determined that the combined KLC transactions will have a positive impact on our EBITDA and have assessed a preliminary value of approximately $32 million.

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

We cannot assure you that we will be able to borrow amounts under our credit facility and restrictive covenants in our credit facility may impose financial and other restrictions on us

Our Fourth Amended and Restated Credit Agreement, , which is secured by mortgages on the vessels in our fleet, requires us to comply with certain financial covenants, including the requirements that we maintain (i) a maximum leverage ratio of the term loan indebtedness, excluding the payment-in-kind loans, to EBITDA (as defined in the credit facility) beginning with the third quarter of 2013; (ii) a minimum interest rate coverage ratio of EBITDA to cash interest expenses beginning with the second quarter of 2013; (iii) free cash as of the last day of each financial quarter; and (iv) a maximum collateral coverage ratio of the aggregate of 100% of the term loan and any related swap exposure to the market value of the vessels mortgaged under the facility beginning with the third quarter of 2014. A violation of any of these covenants constitutes an event of default under the credit facility that, if not waived by our lenders, provides our lenders with the right to declare all amounts outstanding under the credit facility immediately due and payable and foreclose their liens on our vessels. If the amounts outstanding under our credit facility were to be become accelerated or were to become the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders. For more information on the Fourth Amended and Restated Credit Agreement, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

The Fourth Amended and Restated Credit Agreement also imposes operating and financial restrictions on us. These restrictions may limit our ability to, among other things:

•	pay dividends or make other payments to our shareholders, or redeem any of our common stock;

•	change our Chief Executive Officer without the approval of our lender;
•	amend or supplement, or waive or forebear from enforcing, certain charters;
•	incur additional indebtedness;
•	make loans or investments;
•	acquire assets outside of the ordinary course of our business;

•	acquire assets outside of the ordinary course of our business;
•	change the flag, class or management of our vessels;
•	create liens on our assets;
•	sell, lease, transfer or otherwise dispose of our assets;
•	merge or consolidate with another person;
•	enter into a new line of business;
•	enter into transactions with affiliates; and
•	enter into a time charter or consecutive voyage charters that has a term that exceeds, or which by virtue of any optional extensions may exceed, 24months.

In addition, we may not pay dividends if the collateral coverage ratio on the last day of such fiscal quarter is 70% or more, there is a default or a breach of a loan covenant under the credit facility or if the payment of the dividends would result in a default or breach of a loan covenant under the credit facility or the amount of the dividends would exceed the amount of cumulative free cash required to be maintained under the credit facility. Our indebtedness may also be accelerated if we experience a change of control. Therefore, we may need to seek permission from our lender in order to engage in some corporate actions. Our lender's interests may be different from ours and we cannot guarantee you that we will be able to obtain our lender's permission when needed. This may limit our ability to pay dividends to you, finance our future operations, make acquisitions or pursue business opportunities.

Furthermore, if we further amend the credit facility or enter into any additional debt instruments in the future, our lenders may impose additional operating and financial restrictions on us. These restrictions may further restrict our ability to, among other things, fund our operations or capital needs, make acquisitions or pursue available business opportunities, which in turn may adversely affect our financial condition. In addition, our lenders may require the payment of additional fees, require prepayment of a portion of our indebtedness to them, accelerate the amortization schedule for our indebtedness and increase the interest rates they charge us on our outstanding indebtedness.

We are dependent on spot charters and any decrease in spot charter rates in the future may adversely affect our earnings and our ability to pay dividends

We currently operate a fleet of 45 owned vessels, of which 41 vessels were employed for less than one year as of December 31, 2012, exposing us to fluctuations in spot market charter rates. Historically, the dry bulk market has been volatile as a result of the many conditions and factors that can affect the price, supply and demand for dry bulk capacity. The recent global economic crisis may further reduce demand for transportation of dry bulk cargoes over longer distances and supply of dry bulk vessels to carry such dry bulk cargoes, which may materially affect our revenues, profitability and cash flows. The spot charter market may fluctuate significantly based upon supply of and demand for vessels and cargoes. The successful operation of our vessels in the competitive spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, then we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or to pay dividends, if any, in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

Our ability to renew the charters on our vessels on the expiration or termination of our current charters, including the 41 charters scheduled to expire in 2013 as of December 31, 2012, and the charter rates payable under any such replacement charters, will depend upon, among other things, economic conditions in the sectors in which our vessels operate at that time, changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the seaborne transportation of energy resources.

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

We derive a significant part of our revenues from a small number of charterers. In 2012, two customers individually accounted for more than 10% of our time charter revenue. The charterers' payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the dry bulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our shareholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers.

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

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 45 dry bulk vessels in our operating fleet as of December 31, 2012 was approximately six years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

Based on the current operation of our vessels, if we were subject to this tax, our United States federal income tax liability would be approximately $600,000, $1,300,000 and $1,200,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Because the operations of our vessels are under the control of third party charterers, we can give no assurance that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

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

Our current operating and financial systems may not be adequate as we implement our plan to expand the size of our fleet and our attempts to improve those systems may be ineffective. In addition, if we further expand our fleet, we will need to recruit suitable additional seafarers and shore side administrative and management personnel. We cannot guarantee that we will be able to hire suitable employees as we expand our fleet. If we or our crewing agent encounters business or financial difficulties, we may not be able to adequately staff our vessels. If we are unable to grow our financial and operating systems or to recruit suitable employees as we expand our fleet, our financial performance may be adversely affected and, among other things, the amount of cash available for distribution as dividends to our stockholders may be reduced.

Investment in derivative instruments, such as forward freight and swap agreements, could result in losses.

From time to time, we may take positions in derivative instruments, including freight forward agreements (“FFAs”). FFAs and other derivative instruments may be used to hedge a vessel owner's exposure to the charter market by providing for the sale of a contracted charter rate along a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs or other derivative instruments and do not correctly anticipate charter rate movements over the specified route and time period, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows.

In addition, we have entered into interest rate swaps effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements. Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2012, the fair value of our interest rate swaps was a liability of $3.0 million.

If the recent volatility in LIBOR continues, it could affect our profitability, earnings and cash flow.

LIBOR has recently been volatile, with the spread between LIBOR and the prime lending rate widening significantly at times. These conditions are the result of the recent disruptions in the international credit markets. Because the interest rate borne by our outstanding indebtedness fluctuates with changes in LIBOR, if this volatility were to continue, it would affect the amount of interest payable on our debt, which in turn, could have an adverse effect on our profitability, earnings and cash flow.

Furthermore, interest in most loan agreements in our industry has been based on published LIBOR rates. Recently, however, lenders have insisted on provisions that entitle the lenders, in their discretion, to replace published LIBOR as the base for the interest calculation with their cost-of-funds rate. If we are required to agree to such a provision in future loan agreements, our lending costs could increase significantly, which would have an adverse effect on our profitability, earnings and cash flow.

Risks Relating to Our Common Stock

 We are incorporated in the Marshall Islands, which does not have a well-developed body of corporate law.

Our corporate affairs are governed by our amended and restated articles of incorporation and bylaws and by the Marshall Islands Business Corporations Act (the “BCA”). The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the laws of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in the United States. The rights of stockholders of companies incorporated in the Marshall Islands may differ from the rights of stockholders of companies incorporated in the United States. While the BCA provides that it is to be interpreted according to the laws of the State of Delaware and other states with substantially similar legislative provisions, there have been few, if any, court cases interpreting the BCA in the Marshall Islands and we can’t predict whether Marshall Islands courts would reach the same conclusions as United States courts. Thus, you may have more difficulty in protecting your interests in the face of actions by the management, directors or controlling stockholders than would stockholders of a corporation incorporated in a United States jurisdiction which has developed a relatively more substantial body of case law.

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

The price of our common stock has dropped below $5.00 per share, and the last reported closing price on the Nasdaq Global Select Market on March 28, 2013 was $3.52 per share. As long as the market price of our common shares remains below $5.00 per share, under stock exchange rules, our shareholders will not be able to use such shares as collateral for borrowing in margin accounts. This inability to use our common shares as collateral may depress demand as certain institutional investors are restricted from investing in shares priced below $5.00 and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common shares.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. Our amended and restated articles of incorporation authorize us to issue 100,000,000 shares of common stock, of which 16,638,092 shares were issued and outstanding as of December 31, 2012. We intend to issue additional shares of our common stock in the future. Our shareholders may incur dilution from any future equity offering and upon the issuance of additional shares of our common stock upon the exercise of options we have granted to certain of our executive officers or upon the issuance of additional shares of common stock pursuant to our equity incentive plan.

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

In addition to the provision described above, on November 9, 2007, our board of directors adopted a shareholder rights plan and declared a dividend distribution of one preferred stock purchase right (“Right”) for each outstanding share of our common stock to shareholders of record on the close of business on November 23, 2007. Each Right is nominally exercisable, upon the occurrence of certain events, for one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $125.00 per unit, subject to adjustment and additional shares of our common stock. The Rights may further discourage a third party from making an unsolicited proposal to acquire us, as exercise of the Rights would cause substantial dilution to such third party attempting to acquire us.

These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease office space at 477 Madison Avenue, New York, New York 10022. Our interests in our drybulk vessels are our only material properties. See “Item 1. Business—Our Fleet.”

ITEM 3. LEGAL PROCEEDINGS

Shareholder Derivative Lawsuits

On June 13, 2011, a complaint against the Company's board of directors and a former director was filed in the United States District Court for the Southern District of New York alleging, among other things, that the directors breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company's Management Agreement with Delphin Shipping LLC ("Delphin") (specifically, according to the complaint, alleging conflicts of interest between the Company's Chief Executive Officer, Delphin and the Company); and (iii) the adjournment of the Company's 2011 Annual Meeting of Shareholders. The complaint seeks rescission of director and officer compensation for those years as well as rescission of the Management Agreement, and seeks unspecified damages.  The discovery period in this action has concluded and summary judgment motions are due April 1, 2013.

On August 23, and August 30, 2011, respectively, two additional complaints were filed in the Supreme Court of the State of New York (New York County) against the Company's board of directors and a former director alleging substantially similar breaches of fiduciary duties as those alleged in the lawsuit filed on June 13, 2011. On January 10, 2012, a motion by the Company was granted, which stays these state court actions pending the outcome of the June 13, 2011 federal action.   Those matters remain stayed.

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

Korea Line Corporation

On January 25, 2011, KLC, one of our charterers, filed for protective receivership in Seoul, South Korea. On February 15, 2011, the Korean courts approved this request. For the period February 15, 2011 through March 15, 2011, the Company took over the employment of the majority of the affected chartered vessels and re-chartered out all affected vessels on the spot and short term time charter markets. Earnings during this interim period were used to offset the charter hire otherwise due from KLC. On March 15, 2011, the Company reached a comprehensive agreement with the receivers of KLC regarding the twelve time-chartered vessels impacted by KLC's decision to file for protective receivership earlier this year. On May 20, 2011 and July 13, 2011 the Company took delivery of two newbuilding vessels that were originally chartered to KLC. On October 14, 2011 the joint receivers certified KLC Rehabilitation plans.

On January 3, 2013, a comprehensive termination agreement between the Company and KLC became effective, pursuant to which we agreed to accept $63.7million on an installment note and 1,224,094 common shares of KLC stock as compensation for the early termination of the 13 charters with KLC. Under the termination agreement, a payment of approximately $10.0 million of the cash settlement was paid in the first quarter of 2013, and the balance of $53.7million would have been paid in cash installments through 2021, with the majority of the payments to be paid in the last five years. The KLC stock certificates were issued on February 7, 2013 and are now being secured at the Korean Securities Depository until August 7, 2013, the date on which we would have been able to take possession of the share certificates. On March 28, 2013, the Korean court approved an amendment to KLC rehabilitation plan after receiving a favorable vote from the concerned parties. The amendment reduced our long term receivable from KLC to $5.5million to be paid in cash installments through 2021; discounted our existing shares by a 1 to 15 ratio; and converted the remainder of the long term receivable to shares that bring our holding of KLC shares after the amendment to approximately 5%. We are evaluating what is the fair value of the common shares and the long term note receivable from KLC and what the resulting settlement gain should be. We have determined that the combined KLC transactions will have a positive impact on our EBITDA and have assessed a preliminary value of approximately $32 million.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The trading market for shares of our common stock is the Nasdaq Global Select Market, on which our shares are quoted under the symbol "EGLE." As of April 1, 2013, the number of stockholders of record of the Company's common stock was approximately 16,638,092. The following table sets forth the high and low closing prices for shares of our common stock for the periods indicated, as reported by the Nasdaq Global Select Market:

For the period*:		High	Low

January 1, 2012	to March 31, 2012	$9.00	$3.96
April 1, 2012	to June 30, 2012	$7.92	$2.62
July 1, 2012	to September 30, 2012	$3.97	$2.75
October 1, 2012	to December 31, 2012	$3.53	$1.45
January 1, 2011	to March 31, 2011	$20.24	$14.48
April 1, 2011	to June 30, 2011	$15.20	$9.20
July 1, 2011	to September 30, 2011	$10.88	$6.28
October 1, 2011	to December 31, 2011	$6.80	$3.56

*Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012; see Note 11 to our consolidated financial statements included in this Annual Report.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan

2011 Equity Incentive Plan. In November 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of affording an incentive to eligible persons. The 2011 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2011 Plan is administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2011 Plan. The shares reserved for issuance under the 2011 Plan were not adjusted in connection with the one-for-four reverse stock split of our issued and outstanding common stock that was effective on May 22, 2012. The 2011 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2011 Plan that no options granted under the plan would, in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable.

2009 Equity Incentive plan. In May 2009, our shareholders approved the 2009 Plan (the “2009 Plan”) for the purpose of affording an incentive to eligible persons. The 2009 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2009 Plan is administered by a compensation committee or such other committee of the Company's board of directors. . A maximum of 1,050,000 shares of the Company's common stock have been authorized for issuance under the 2009 Plan, which has been adjusted in accordance with the one-for-four reverse stock split of our issued and outstanding common stock effective on May 22, 2012.

Performance Graph

The following graph illustrates a comparison of the cumulative total shareholder return (change in stock price plus reinvested dividends) of Eagle Bulk Shipping Inc.'s common stock with the Standard and Poor's 500 Index and a peer group "Dry Index" consisting of DryShips, Inc., Diana Shipping Inc., Excel Maritime Carriers Ltd., Navios Maritime Holdings, Inc. and Genco Shipping and Trading Limited. The comparison graph assumes a $100 investment in each of the Company's common stock, the Standard & Poor's 500 Index and the Dry Index peer group at the beginning of the period.

	Index Values on
	2-Jan-08	31-Dec-08	31-Dec-09	31-Dec-10	31-Dec-11	31-Dec-12

EGLE	100	34.15	26.93	27.13	11.42	9.19
PEER Group “Dry Index”	100	27.01	30.24	24.48	14.62	12.40
S&P500	100	62.37	77.02	86.86	86.82	98.44

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

ITEM 6. SELECTED FINANCIAL DATA

We were incorporated on March 23, 2005 and our predecessor, Eagle Holdings LLC, was formed on January 26, 2005. The following table sets forth selected financial data for each of the five years in the period ended December 31, 2012. Certain information in the table has been derived from the Company's audited financial statements and notes thereto for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 included herein and for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 not appearing in this Annual Report. The data for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In accordance with standard shipping industry practice, we did not obtain from the sellers historical operating data for the vessels that we acquired, as that data was not material to our decision to purchase the vessels. Accordingly, we have not included any historical financial data relating to the results of operations of our vessels from the period before our acquisition of them. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Lack of Historical Operating Data for Vessels Before their Acquisition."

(Dollar amounts in thousands except Per Share amounts and Fleet Data)	2012	2011	2010	2009	2008
Income Statement Data
Revenues, net of commissions	$190,811	$313,432	$265,036	$192,574	$185,425
Voyage expenses	26,111	44,346	3,727	—	—
Vessel expenses	90,552	85,050	72,984	50,161	36,270
Charter hire expenses	1,713	41,216	9,983	—	—
Depreciation and Amortization	77,588	73,084	62,945	44,329	33,949
General and Administrative Expenses	32,065	37,559	40,029	32,714	34,567
Loss (gain) on Sale of Vessel	—	509	(291)	—	—
Write-off of advances for vessel construction	—	—	—	—	3,883
Total Operating Expenses	228,030	281,764	189,377	127,204	108,669
Interest Expense, Net	66,611	46,640	48,516	28,700	13,033
Write-off of deferred financing costs	—	—	—	3,383	2,090
Other expenses (income)	(1,028)	(152)	298	—	—
Net Income (loss)	(102,801)	$(14,820)	$26,845	$33,287	$61,633

Share and Per Share Data*
Basic Income (loss) per share	$(6.30)	$(0. 95)	$1.73	$2.38	$5.27
Diluted Income (loss) per share	(6.30)	(0.95)	1.72	2.38	5.26
Weighted Average Shares Outstanding - Diluted	16,328,132	15,655,443	15,604,311	13,980,827	11,722,197
Cash Dividends Declared per share	$—	$—	$—	$—	$8.00

Consolidated Cash Flow Data
Net cash from operating activities	$4,778	$58,296	$94,340	$90,525	$109,536
Net cash from/(used in) investing activities	294	(157,786)	(280,996)	(228,624)	(336,658)
Net cash (used in)/from financing activities	(12,028)	(4,556)	244,433	200,235	83,427

Consolidated Balance Sheet Data	December 31,2012	December 31,2011	December 31,2010	December 31,2009	December 31,2008
Current Assets	$43,799	$55,891	$150,733	$84,205	$16,864
Total Assets	1,789,144	1,867,257	1,896,573	1,608,203	1,362,176
Total Liabilities	1,194,950	1,193,081	1,227,486	988,474	890,749
Long-term Debt	1,144,866	1,097,385	1,151,354	900,171	789,601
Stockholders' Equity	594,195	674,176	669,087	619,729	471,427

Other Data
EBITDA (a)	$46,034	$108,853	$148,663	$121,239	$127,683
Capital Expenditures :
Vessels	$58	$179,106	$301,796	$228,530	$336,438
Payments for Drydockings	$1,094	$2,809	$2,828	$4,477	$2,389
Ratio of Total Debt to Total Capitalization (b)	65.0%	63.6%	63.2%	59.2%	62.6%

Fleet Data
Number of Vessels in operating fleet	45	45	38	27	23
Average Age of Fleet (in dwt weighted years)	6	5	5	6	6
Fleet Ownership Days	16,470	15,290	12,958	9,106	7,229
Chartered-in under operating lease Days	90	2,421	476	—	—
Fleet Available Days	16,512	17,619	13,323	8,999	7,172
Fleet Operating Days	16,389	17,514	13,274	8,966	7,139
Fleet Utilization Days	99.3%	99.4%	99.6%	99.6%	99.5%

 * Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 11.

(a)	Our credit facility permits us to pay dividends in amounts up to cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (“Credit Agreement EBITDA”), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The Company's computation of EBITDA may not be comparable to similar titled measures of other companies. Following an amendment to the revolving credit facility in December 2008, payment of dividend has been suspended until certain covenants requirements have been met and our board of directors determines in its discretion to declare and pay future dividends. The following table is a reconciliation of net income/(loss), as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

(b)	Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

	2012	2011	2010	2009	2008
Net Income/(Loss)	$(102,800,903)	$(14,819,749)	$26,844,650	$33,287,271	$61,632,809
Interest Expense	66,643,296	46,769,965	48,885,674	28,904,610	15,816,573
Depreciation and Amortization	77,588,428	73,084,105	62,945,478	44,329,258	33,948,840
Amortization of fair value (below) above market of time charter acquired	(4,770,214)	(5,088,268)	(4,754,407)	(2,643,820)	(799,540)
EBITDA	36,660,607	99,946,053	133,921,395	103,877,319	110,598,682
Adjustments for Exceptional Items:
Write-off of Advances for Vessel Construction (1)	—	—	—	—	3,882,888
Write-off of Financing Fees (1)	—	—	—	3,383,289	2,089,701

Non-cash Compensation Expense (2)	9,373,778	8,907,089	14,741,813	13,977,974	11,111,885
Credit Agreement EBITDA	$46,034,385	$108,853,142	$148,663,208	$121,238,582	$127.683.156

(1)	One time charge (see Notes to the financial statements).
(2)	Stock based compensation related to stock options and restricted stock units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the years ended December 31, 2012, 2011 and 2010. This section should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections.  These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) the outcome of our discussions with the agent of our credit facility regarding the calculation of collateral covenants, (xi) the outcome of legal proceeding in which we are involved; and (xii) and other factors listed from time to time in our filings with the SEC. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this quarterly report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk are Handymax vessels ranging in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2012, we owned and operated a modern fleet of 45 Handymax segment dry bulk vessels, 43 of which are of the Supramax class.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 45 vessels in our operating fleet, with an aggregate carrying capacity of 2,451,259 deadweight tons, have an average age of only six years compared to an average age for the world Handymax dry bulk fleet of approximately ten years.

On June 20, 2012, we entered into a Fourth Amended and Restated Credit Agreement with The Royal Bank of Scotland plc, as agent, as discussed in Note 6 to the consolidated financial statements included in this Annual Report and “Liquidity and Capital Resources” below.

On May 22, 2012, we completed a one-for-four reverse stock split of our issued and outstanding common stock, as previously approved by our shareholders at the special meeting of shareholders held in November 2011. Proportional adjustments were made to our issued and outstanding common stock and to our common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split.

Our financial performance is based on the following key elements of our business strategy:

(1)

concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over other classes of dry bulk vessels, such as Panamax and Capesize vessels,

(2)	our strategy is to balance between mid-term time charters and revenues generated by short-term time charters and voyage charters to maximize our financial performance throughout shipping cycles. We have entered into time and voyage charter employment contracts for all the vessels in our operating fleet. We charter some of our vessels pursuant to one- to two-year time charters to allow us to take advantage of the stable cash flow and high utilization rates that are associated with medium-term time charters. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index linked charters and voyage charters provide us with the revenue upside as the market improves. We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the stable cash flows and high utilization rates that are associated with medium-term time charters, while at the same time providing us with the revenue upside potential from the index linked or short-term time charters or voyage charters. All the charters provide for fixed semi-monthly payments in advance. While we remain focused on securing charters with fixed base rates, we have also entered into contracts with fixed minimum rates and profit sharing arrangements, enabling us to benefit from an increasing rate environment while still minimizing downside risk. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates,

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

(4)	maintain a balance between purchasing vessels as market conditions and opportunities arise and maintaining prudent financial ratios (e.g. leverage ratio).

The following are several significant events that occurred during 2012:

•	In June, 2012, we entered into a Fourth Amended and Restated Credit Agreement; and

•	In May, 2012, we completed a one-for-four reverse stock split of its issued and outstanding common stock.

The following are several significant events that occurred during 2011:

•	In January 2011, we took delivery of our fifteenth newbuilding vessel from China, Thrush.

•	In February 2011, we took delivery of our sixteenth newbuilding vessel from China, Nighthawk.

•	In May 2011, we took delivery of our seventeenth newbuilding vessel from China, Oriole.

•	In July 2011, we sold the Heron, a 2001-built Supramax, and we realized a net loss of $509,076 and received net proceeds of $22,511,226.

•	In July 2011, we took delivery of our eighteenth and nineteenth newbuilding vessels from China, Owl and Petrel bulker.

•	In August 2011, we took delivery of our twentieth newbuilding vessel from China, Puffin bulker.

•	In September 2011, we took delivery of our twenty-first newbuilding vessel from China, Roadrunner bulker.
•	In September 2011, we successfully entered into a Sixth Amendatory and Commercial Framework Implementation Agreement.

•	In October 2011, we took delivery of our twenty-second newbuilding vessel from China, Sandpiper bulker, the last of our newbuilding vessels to be delivered.

The following are several significant events that occurred during 2010:

•	In January 2010, we took delivery of four newbuilding vessels, Thrasher, Crane, Egret bulker and Golden Eagle, four of five vessels built in Japan.

•	In February 2010, we took delivery of two newbuilding vessels, Avocet and Imperial Eagle. The Imperial Eagle was the last of five vessels built in Japan.

•	In April 2010, we took delivery of our ninth newbuilding vessel from China, Gannet Bulker.

•	In May 2010, we took delivery of our tenth newbuilding vessel from China, Grebe Bulker.

•	In June 2010, we took delivery of our eleventh newbuilding vessel from China, Ibis Bulker.

•	In July 2010, we took delivery of our twelfth and thirteenth newbuilding vessel from China, Jay and Kingfisher.

•	In August 2010, we took delivery of our fourteenth newbuilding vessel from China, Martin.

•	In September 2010, we launched our freight trading operation. The trading operation has extended the Company’s global presence, which includes a new office in Singapore.

•	In September 2010, we sold the oldest and the smallest vessel in our fleet, the Griffon a 1995-built Handymax and we realized a net gain of $291,011 and received net proceeds of $21,055,784.

We have employed all of our vessels on time and voyage charters. The following table represents certain information about our revenue earning charters on our operating fleet as of December 31, 2012:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Jan 2013	Voyage(2)

Bittern	2009	57,809	Jan 2013	$10,000(2)

Canary	2009	57,809	Jan 2013	$13,000(2)

Cardinal	2004	55,362	Jan 2013	$9,750 (2)

Condor	2001	50,296	Jan 2013	Voyage

Crane	2010	57,809	Jan 2013	$8,000

Crested Eagle	2009	55,989	Feb 2013 to May 2013	$11,000

Crowned Eagle	2008	55,940	—	Spot(2)

Egret Bulker	2010	57,809	Jan 2013	$13,000(2)

Falcon	2001	50,296	Jan 2013	$8,000(2)

Gannet Bulker	2010	57,809	Jan 2013	$17,650 (with 50% profit share over $20,000)

Golden Eagle	2010	55,989	Jan 2013 to Feb 2013	$7,250

Goldeneye	2002	52,421	Feb 2013 to May 2013	Index(3)

Grebe Bulker	2010	57,809	Feb 2013 to Jun 2013	$17,650 (with 50% profit share over $20,000)

Harrier	2001	50,296	Jan 2013	$7,250(2)

Hawk I	2001	50,296	Jan 2013	$6,500(2)

Ibis Bulker	2010	57,775	Mar 2013 to Jul 2013	$17,650 (with 50% profit share over $20,000)

Imperial Eagle	2010	55,989	Jan 2013 to Feb 2013	$8,250

Jaeger	2004	52,248	—	Spot

Jay(2)	2010	57,802	Jan 2013	Voyage

Kestrel I	2004	50,326	Mar 2013 to May 2013	$9,500

Kingfisher	2010	57,776	Jan 2013 to Mar 2013	$8,900

Kite	1997	47,195	—	Spot(2)

Kittiwake	2002	53,146	Jan 2013	$10,500(2)

Martin	2010	57,809	Jan 2013	$8,000

Merlin	2001	50,296	Jan 2013	$8,500(2)

Nighthawk	2011	57,809	Feb 2013	Voyage(2)

Oriole	2011	57,809	Jan 2013	$10,250(2)

Osprey I	2002	50,206	Apr 2013 to Aug 2013	$8,000(2)

Owl	2011	57,809	—	Spot(2)

Peregrine	2001	50,913	Jun 2013 to Sep 2013	$8,250(2)

Petrel Bulker	2011	57,809	Jul 2014-Nov 2014	$17,650(4) (with 50% profit share over $20,000)

Puffin Bulker	2011	57,809	May 2014-Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Redwing	2007	53,411	Jan 2013	$7,500(2)

Roadrunner Bulker	2011	57,809	Aug 2014-Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Sandpiper Bulker	2011	57,809	Jul 2014-Nov 2014	$17,650(4) (with 50% profit share over $20,000)

Shrike	2003	53,343	Jan 2013	$11,300(2)

Skua	2003	53,350	Jan 2013	$10,000(2)

Sparrow	2000	48,225	Mar 2013 to May 2013	$7,500(2)

Stellar Eagle	2009	55,989	Mar 2013 to Jun 2013	Index(3)

Tern	2003	50,200	Jan 2013	$8,000(2)

Thrasher	2010	53,360	—	Spot(2)

Thrush	2011	53,297	Jan 2013	$12,300(2)

Woodstar	2008	53,390	Jan 2013	Voyage

Wren	2008	53,349	Jan 2013	$6,250(2)

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 0.625% to 5.00%, to third party ship brokers.

(2)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months.

(3)	Index, an average of the trailing Baltic Supramax Index.

(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.

Market Overview

The international shipping industry is highly competitive and fragmented with many market participants as of January 31, 2013. There are approximately 9,527 dry bulk carriers (over 10,000 dwt) totaling 685 million dwt.  The world dry bulk fleet remains very fragmented with no single owner accounting for more than 4% in any particular sub-sector.  We compete with other (primarily private) owners of dry bulk vessels in the Handysize, Handymax, and Panamax asset classes.

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

Our strategy is to concentrate in one vessel category within the dry bulk segment- the Handymax sector. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Within the Handymax sector, the industry has migrated to a larger size vessel class called the Supramax which ranges in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility offered by its on-board cranes while its cargo carrying capacity approaches that of Panamax class vessels, which ranges in size between 60,000 and 100,000 dwt and requires onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers.  Forty-three of the 45 vessels in our operating fleet as of December 31, 2012 are classified as Supramax vessels.

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet. As of January 2013, 10% of the world Handymax fleet was 20 years or older. The 45 Handymax vessels in our operating fleet have an average age of approximately six years as of December 31, 2012, compared to an average age for the world Handymax dry bulk fleet of approximately ten years. The Handymax newbuilding orderbook currently stands at 15% of the world Handymax fleet.

The Handymax Market

Drybulk shipping experienced a challenging year in 2012 as net supply growth exceeded demand. 2012 was a record year for scrapping, but it was not enough to absorb peak orderbook deliveries. As a result, net supply grew by over 9%.  Global trade demand grew by a respectable 6% due to a continued appetite for commodities, including coal, grain, iron ore, and other minor bulks.  Rates weakened across all asset classes in 2012: Handymax rates decreased 34% to an average $9,471 per day, Panamax rates decreased 45% to an average $7,684 per day, and Capesize rates decreased 51% to average $7,680 per day. The outperformance by the Handymax segment can be attributed to better supply-demand fundamentals and to its ability to carry a diversified cargo mix as compared to the larger vessels.

Industry research indicates estimated dry bulk vessel deliveries for 2013 and beyond will be 131 million dwt.  It is widely believed that a material amount of these scheduled deliveries will not materialize due to a variety of reasons, including: inflated orderbook figures, owner and yard-related financing issues, and increasing labor cost and appreciating currency issues for yards.  Demand for dry bulk is expected to remain strong in 2013 with growth expected to reach over 5%.

In the Capesize sector, over 240 vessels are on order which is equivalent to approximately 16% of existing fleet. The Panamax sector has about 27% of its existing fleet on order. The Handymax sector has about 15% of its existing fleet on order with the bulk of deliveries occurring in 2013. However, the sub-Panamax fleet is older with a considerable proportion of the trading fleet over 25 years of age allowing for another potential record year for scrapping.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

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

Revenue Recognition

Revenues are generated from time charters and voyage charters. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the completion of discharge of the previous charterer’s cargo and is deemed to end upon the completion of discharge of the current cargo, provided an agreed non-cancelable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Revenue under voyage charters will not be recognized until a charter has been agreed even if the vessel has discharged its previous cargo and is proceeding to an anticipated port of loading.

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

During the past few years, the market values of vessels have experienced particular volatility, with substantial declines in many vessel classes.  As a result, the charter-free market value, or basic market value, of certain of our vessels may have declined below those vessels’ carrying value. When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value. We also experienced a significant decline in our market capitalization, which is below our equity book value. We concluded at December 31, 2012 that the future income streams expected to be earned by our vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that accordingly, our vessels were not impaired under U.S. GAAP. Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin. Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

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

The table set forth below indicates the carrying value of each of our vessels as of December 31, 2012, where we believe has a basic market value below its carrying value, and the aggregate difference between carrying value and basic market value represented by such vessels.  This aggregate difference represents the approximate analysis of the amount by which we believe we would have to reduce our net income if we sold all of such vessels in the current environment, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy.

	Dwt	Year Purchased	Carrying Value as of December 31, 2012	Carrying Value as of December 31, 2011
Drybulk Vessels
AVOCET	53,462	2010	$45.4 million*	$47.1 million*
BITTERN	57,809	2009	$45.7 million*	$47.5 million*
CANARY	57,809	2009	$45.7 million*	$47.5 million*
CARDINAL	55,362	2005	$32.5 million*	$34.2 million*
CONDOR	50,296	2005	$23.6 million*	$25.0 million*
CRANE	57,809	2010	$46.6 million*	$48.4 million*
CRESTED EAGLE	55,989	2009	$33.3 million*	$34.6 million*
CROWNED EAGLE	55,940	2008	$32.5 million*	$33.8 million*
EGRET BULKER	57,809	2010	$44.7 million*	$46.5 million*
FALCON	50,296	2005	$23.9 million*	$25.3 million*
GANNET BULKER	57,809	2010	$45.9 million*	$47.6 million*
GOLDEN EAGLE	55,989	2010	$34.6 million*	$35.9 million*
GOLDENEYE	52,421	2008	$55.5 million*	$58.7 million*
GREBE BULKER	57,809	2010	$45.2 million*	$46.9 million*
HARRIER	50,296	2005	$23.8 million*	$25.2 million*
HAWK I	50,296	2005	$23.5 million*	$24.9 million*
IBIS BULKER	57,775	2010	$45.2 million*	$46.9 million*
IMPERIAL EAGLE	55,989	2010	$36.0 million*	$37.4 million*
JAEGER	52,248	2006	$27.4 million*	$28.8 million*
JAY	57,802	2010	$46.4 million*	$48.1 million*
KESTREL	50,326	2006	$27.2 million*	$28.6 million*
KINGFISHER	57,776	2010	$46.4 million*	$48.2 million*
KITE	47,195	2005	$20.2 million*	$21.7 million*
KITTIWAKE	53,146	2007	$33.0 million*	$34.8 million*
MARTIN	57,809	2010	$46.1 million*	$47.8 million*
MERLIN	50,296	2005	$22.5 million*	$23.9 million*
NIGHTHAWK	57,809	2011	$41.5 million*	$43.0 million*
ORIOLE	57,809	2011	$42.0 million*	$43.5 million*
OSPREY I	50,206	2005	$25.7 million*	$27.1 million*
OWL	57,809	2011	$42.6 million*	$44.2 million*

PEREGRINE	50,913	2005	$27.0 million*	$28.6 million*
PETREL BULKER	57,809	2011	$42.2 million*	$43.8 million*
PUFFIN BULKER	57,809	2011	$42.1 million*	$43.6 million*
REDWING	53,411	2008	$64.4 million*	$67.3 million*
ROADRUNNER BULKER	57,809	2011	$42.3 million*	$43.8 million*
SANDPIPER BULKER	57,809	2011	$42.1 million*	$43.6 million*
SHRIKE	53,343	2007	$36.8 million*	$38.8 million*
SKUA	53,350	2007	$36.8 million*	$38.8 million*
SPARROW	48,225	2005	$23.9 million*	$25.4 million*
STELLAR EAGLE	55,989	2009	$32.4 million*	$33.7 million*
TERN	50,200	2006	$24.6 million*	$25.9 million*
THRASHER	53,360	2010	$45.8 million*	$47.6 million*
THRUSH	53,297	2011	$48.7 million*	$50.5 million*
WOODSTAR	53,390	2008	$50.7 million*	$52.7 million*
WREN	53,349	2008	$50.0 million*	$52.1 million*

Total DWT	2,451,259

____________________________________

*Indicates drybulk carriers for which we believe, as of December 31, 2012 and 2011, the basic charter-free market value is lower than the vessel’s carrying value. We believe that the aggregate carrying value of these vessels exceeds their aggregate basic charter-free market value by approximately $832 million and 667, respectively.

We note that 4 of our drybulk vessels are currently employed under mid-term, above-market time charters.  We believe that if the vessels were sold with those charters attached, we would receive a premium for those vessels over their basic market value.

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

Results of Operations for the years ended December 31, 2012, 2011 and 2010

Factors Affecting Our Results of Operations

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	2012	2011	2010
Ownership Days	16,470	15,290	12,958
Chartered-in under operating lease Days	90	2,421	476
Total	16,560	17,711	13,434
Available Days	16,512	17,619	13,323
Operating Days	16,389	17,514	13,274
Fleet Utilization	99.3%	99.4%	99.6%

•	Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days in 2011 increased due to the delivery of eight newbuilding vessels, reduced by the sale of one vessel in July 2011.

•	Chartered-in under operating lease days: The Company defines chartered-in under operating lease days as the aggregate number of days in a period during which the Company chartered-in vessels. The Company started to charter-in vessels on a spot basis during the fourth quarter of 2010.

•	Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and drydockings, and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked five vessels in 2010, four vessels in 2011 and three vessels in 2012.

•	Operating days: We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

•	Fleet utilization: We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company's efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning. Our fleet continues to perform at very high utilization rates.

Time Charter and Voyage Revenue

Shipping revenues are highly sensitive to patterns of supply of and demand for vessels of the size and design configurations owned and operated by a Company and the trades in which those vessels operate. In the dry bulk sector of the shipping industry, rates for the transportation of dry bulk cargoes such as ores, grains, steel, fertilizers, and similar commodities, are determined by market forces such as the supply and demand for such commodities, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for shipments is significantly affected by the state of the economy globally and in discrete geographical areas. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapping.

Revenues are also affected by the mix of charters between spot or voyage charters and mid-term time charters. Because shipping revenues and voyage expenses are significantly affected by the mix between voyage charters and time charters, vessel revenues are bench-marked on the basis of time charter equivalent ("TCE") revenues. TCE revenue comprises revenue from vessels operating on time charters, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE revenue serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE revenue also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

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

 Our revenues for the year ended December 31, 2012, 2011 and 2010 were earned from time charters and voyage charters. As is common in the shipping industry, we pay commissions ranging from 0.625% to 5% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2012 were $190,811,259 which is comprised of billed time charter revenues and voyage revenues of $206,569,397, amortization of fair value below contract value of time charters acquired of $4,770,214, and deductions for brokerage commissions of $8,016,881. Net revenues for the year ended December 31, 2012 were 32% lower than net revenues for the year ended December 31, 2011, primarily due to the lower charter rates earned by the fleet and a reduction of time chartered-in vessels as reflected by the decreased operating days, offset by operation of a larger owned fleet.

Net revenues for the year ended December 31, 2011 were $313,432,431, which is comprised of billed time charter revenues and voyage revenues of $322,121,795, amortization of fair value below contract value of time charters acquired of $5,088,268, and deductions for brokerage commissions of $13,777,632. Net revenues for the year ended December 31, 2011 were 18% greater than net revenues for the year ended December 31, 2010, primarily due to the operation of a larger fleet as reflected by the increased operating days, offset by lower charter rates earned by the fleet.

Net revenues for the year ended December 31, 2010 of $265,036,066 which is comprised of billed time charter revenues of $273,722,177, amortization of fair value below contract value of time charters acquired of $4,754,407, and deductions for brokerage commissions of $13,440,518.

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

Voyage expenses for the year ended December 31, 2012 were $26,110,591, compared with $44,345,774 for the year end December 31, 2011. The decrease in voyage expenses is attributable to reduction in voyage charter revenues and related port charges.

Voyage expenses for the year ended December 31, 2011 were $44,345,774, compared with $3,726,847 in the comparable period in 2010. The increase in voyage expenses is attributable to increase in voyage charter revenues and related port charges as voyages were undertaken during the latter half of 2010 only.

Vessel Expenses

Vessel expenses for the years ended December 31, 2012, 2011 and 2010 were $90,551,655, $85,049,671, and $72,983,630, respectively. Vessel expenses in 2012 included $84,998,433 in vessel operating costs and $5,553,222 in technical management fees. Vessel expenses in 2011 included $80,029,369 in vessel operating costs and $5,020,302 in technical management fees. Vessel expenses in 2010 included $69,645,197 in vessel operating costs and $3,338,433 in technical management fees.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees.

Insurance expense varies with overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage. The main insurance expenses include hull and machinery insurance (i.e. asset insurance) costs and Protection and Indemnity ("P & I") insurance (i.e. liability insurance) costs. Certain other insurances, such as basic war risk premiums based on voyages into designated war risk areas are often for the account of the charterers.

With regard to vessel operating expenses, we have entered into technical management agreements for some of our vessels with our independent technical managers, V. Ships and Anglo Eastern International Ltd. In conjunction with our management, our managers have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. Included in Vessel Expenses is a daily fixed management fee for each vessel in our operating fleet paid to our independent technical managers. In 2009, we set up our own in-house technical management department for a portion of our fleet in order to establish a vessel management bench-mark with our external technical managers. For the years ended December 31, 2012, 2011, and 2010, the technical management fees averaged $10,194, $9,705 and $9,562 per month per vessel, respectively.

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

Depreciation and Amortization

For the years ended December 31, 2012, 2011 and 2010, total depreciation and amortization expense was $77,588,428, $73,084,105 and $62,945,478, respectively. Total depreciation and amortization expense for the year ended December 31, 2012 includes $75,323,119 of depreciation and $2,265,309 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2011 includes $69,887,121 of depreciation and $3,196,984 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2010 includes $59,503,895 of depreciation and $3,441,583 of amortization of deferred drydocking costs.

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

General and administrative expenses for the years ended December 31, 2012, 2011 and 2010 were $32,065,421, $37,559,639 and $40,029,261, respectively.  The General and administrative expenses decrease in 2012, as compared to 2011, was primarily attributable to lower compensation expense and professional consultants fees offset by an increase in amount of management fees received.

The General and administrative expenses decrease in 2011, as compared to 2010, was due primarily attributable to lower compensation expense and amortization of restricted stock awards, offset by an increase in number of office staff, an increase in consultant fees, and an allowance for bad debt of $1,811,320 and write offs of $3,506,510 related to amounts receivable from KLC, which filed for protective receivership and received South Korean court approval for rehabilitation during 2011.

General and administrative expenses include non-cash compensation charges of $9,373,778, $8,907,089, and $14,741,813, respectively in 2012, 2011, and 2010. These non-cash compensation charges relate to the stock options and restricted stock units granted to members of management and certain directors of the Company under the Stock Incentive Plans (see Note 11).

Interest and Finance Costs

Interest expense, exclusive of capitalized interest, consists of:

70

	2012	2011	2010

Loan Interest and Commitment Fees	$60,100,569	$42,597,361	$45,683,219
Amortization of Deferred Financing Costs	6,542,727	4,172,604	3,202,455

Total Interest Expense	$66,643,296	$46,769,965	$48,885,674

For 2012, interest rates on our outstanding debt ranged from 2.71% to 8.73%, including a margin over LIBOR applicable under the terms of the amended credit facility. The weighted average effective interest rate was 3.89%.

For 2011, interest rates on our outstanding debt ranged from 2.63% to 7.73%, including a margin over LIBOR applicable under the terms of the amended credit facility. The weighted average effective interest rate was 3.97%.

For 2010, interest rates on our outstanding debt ranged from 2.73% to 7.73%, including a margin over LIBOR applicable under the terms of the amended credit facility. The weighted average effective interest rate was 5.15%.

Commitment fees of 0.70% incurred on the undrawn portion of the facility.

Cash interest paid during 2012, 2011, and 2010, exclusive of capitalized interest, amounted to $45,098,012, $45,297,803 and $43,754,242, respectively.

Interest costs on borrowings made for the construction of our newbuilding vessels were capitalized until the vessels were delivered (see below).

Capitalized Interest

We contracted for the construction of 27 newbuilding vessels, all of which were constructed and delivered from 2008 to 2011. We made periodic progress payments for the construction. Interest costs on related borrowings were capitalized until the vessels delivered.

Capitalized interest in 2011 amounted to $2,582,127, which includes $2,273,952 in interest and commitment fees, and $308,175 in amortization of financing costs. Capitalized interest in 2010 amounted to $12,020,462, which includes $10,637,033 in interest and commitment fees, and $1,383,429 in amortization of financing costs. The decrease in capitalized interest is substantially due to the completion of the newbuilding vessels. Cash paid for capitalized interest during 2011 and 2010 amounted to $3,200,486 and $13,725,858, respectively.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges.

As of December 31, 2012, the following swap contracts were outstanding:

Notional Amount Outstanding December 31, 2012	Fixed Rate	Maturity
81,500,000	3.895%	01/2013
84,800,000	3.900%	09/2013
$166,300,000

We record the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $2,243,833, $9,486,116 and $22,135,507, have been recorded in Fair value of derivative instruments (liabilities) in the Company's balance sheets as of December 31, 2012, 2011 and 2010, respectively.

Loss on Sale of Vessel

In 2011, the Company sold the Heron, a 2001-built Supramax, and realized a net loss of $509,076.

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

	2012	2011	2010
Net Income/(Loss)	$(102,800,903)	$(14,819,749)	$26,844,650
Interest Expense	66,643,296	46,769,965	48,885,674
Depreciation and Amortization	77,588,428	73,084,105	62,945,478
Amortization of fair value (below) above market of time charter acquired	(4,770,214)	(5,088,268)	(4,754,407)
EBITDA	36,660,607	99,946,053	133,921,395

Non-cash Compensation Expense (1)	9,373,778	8,907,089	14,741,813
Credit Agreement EBITDA	$46,034,385	$108,853,142	$148,663,208
(1)	Stock based compensation related to stock options, restricted stock units (see Notes to the financial statements).

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the years ended December 31, 2012, 2011 and 2010 was $4,777,961, $58,296,117 and $94,339,830 respectively. The change in 2012, 2011 and 2010 was primarily due to lower charter rates on time charter renewals offset by cash generated from operation of the fleet for 16,389 days in 2012, and 17,514 days in 2011, compared to 13,274 operating days in 2010.

Net cash provided by investing activities during 2012 was $294,414, compared with net cash used in of $157,786,210 in 2011, compared with used in of $ 280,995,791 in 2010.

Investing activities in 2011 reflected the purchase of the last eight newly constructed vessels, the Thrush, Nighthawk, Oriole, Owl, Petrel bulker, Puffin bulker, Roadrunner bulker and Sandpiper bulker, respectively. In July 2011, the Company sold, the Heron, for proceeds of $22,511,226, after brokerage commissions payable to a third party. In November 2011, Korea Line Corporation issued stock to Eagle Bulk at a fair value of $955,093, as part of our settlement with KLC. Investing activities in 2010 reflected the purchase of twelve newly constructed vessels, the last two Japanese-built vessels, the Golden Eagle and Imperial Eagle, and ten Chinese-built vessels the Thrasher, Crane, Egret bulker, Avocet, Gannet Bulker, Grebe Bulker, Ibis Bulker, Jay, Kingfisher, Martin, and advances for the newbuilding vessel construction program. In September 2010, the Company sold, the Griffon, for proceeds of $21,055,784, after brokerage commissions payable to a third party.

Net cash used in financing activities in 2012 was $12,027,610, compared to net cash used of $4,556,384 in 2011, compared to net cash provided by of $244,432,868 in 2010. On June 20, 2012 the Company entered into a Fourth Amended and Restated Credit Agreement and incurred $11,788,295 of cash charges related to this amendment. In 2011, we repaid $21,875,735 toward our facility, and as part of our sixth amendatory and commercial framework agreement with our lenders we reduced our restricted cash by $19,000,000. In 2010 we borrowed $251,183,596 from our credit facility which was used to partly fund advances for construction of newbuilding vessels, twelve of which, Golden Eagle, Imperial Eagle, Thrasher, Crane, Egret Bulker, Avocet, Gannet Bulker, Grebe Bulker, Ibis Bulker, Jay, Kingfisher and Martin delivered during the year.

As of December 31, 2012, our cash balance was $18,119,968 compared to a cash balance of $25,075,203 at December 31, 2011. In addition, our Restricted cash balance includes $276,056, for collateralizing letters of credit relating to our office leases as of December 31, 2012. As of December 31, 2011, our Restricted cash balance included $276,056, for collateralizing letters of credit relating to our office leases and $394,362 which collateralized our derivatives positions.

At December 31, 2012, the Company's debt consisted of $1,129,478,741 in term loans and $15,387,468 paid-in-kind loans.

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of December 31, 2012 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $15,387,468 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,629,673 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

In addition, the Fourth Amended and Restated Credit Agreement replaces the previously existing financial covenants and substitutes them with new covenants, which shall require the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement) on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013, of 13.9:1, December 31, 2013, of 12.3:1, March 31, 2014 of 10.6:1, June 30, 2014 of 9.2:1, September 30, 2014 of 8.5:1, December 31, 2014 of 8.1:1, March 31, 2015 of 7.8:1, June 30, 2015 of 7.6:1, September 30, 2015 of 7.5:1, and December 31, 2015 of 7.3:1 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017; (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013, of 130%, September 30, 2013, of 140%, December 31, 2013, of 160%, March 31, 2014 of 180%, June 30, 2014 of 200%, September 30, 2014 of 210%, December 31, 2014 of 220%, March 31, 2015 of 220%, June 30, 2015 of 220%, September 30, 2015 of 220%, and December 31, 2015 of 220% and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017; (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes; and (iv) maintain a maximum collateral coverage ratio, commencing in the quarterly period ending September 30, 2014, of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017.

As further described in Note 6, the Fourth Amended and restated Credit Facility has financial covenants that begin in 2013 and get increasingly tighter with each progressive quarter. The covenants are primarily driven off of a trailing twelve month calculation of EBITDA. In order to remain in compliance with our covenants, charter hire rates, the primary driver of our EBITDA, must increase over time. Charter hire rates have been driven down during the recession and have been volatile. Despite relatively low charter hire rates in the last part of 2012 and first weeks of 2013, the Company estimates that it will meet all of its covenants in 2013, based on the current dry bulk rates that have been in effect for the last month of the first quarter of 2013 and cost cutting measures that the Company has put in place. Such cost cutting measures include but are not limited to reductions in labor costs, upgrades and new equipment expenses. However, if the current charter hire rate does not improve for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under our credit agreement at or after March 31, 2014; and, if charter rates deteriorate significantly from current levels or if we are unable to achieve our cost cutting measures, the Company may not be in compliance with the maximum leverage ratio or the minimum interest coverage ratio covenants in 2013.

If the Company does not comply with these covenants, which would constitute a default under our credit agreement, the Company would seek to obtain a waiver or modification to the credit agreement from our creditors, however there is no guarantee that we would receive such a waiver or that such a waiver would be on terms or conditions that would be acceptable to the Company. If we were to be unable to cure an event of default our debt could be called by the banks and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital. The Company’s credit agreement is described further in Note 6.

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

We anticipate that our current financial resources, together with cash generated from operations will be sufficient to fund the operations of our fleet, including our working capital, throughout 2013. The general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. As mentioned above, if the current charter hire rate does not improve for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under our credit agreement at or after March 31, 2014; and, if charter rates deteriorate significantly from current levels or if we are unable to achieve our cost cutting measures, the Company may not be in compliance with the maximum leverage ratio or the minimum interest coverage ratio covenants in 2013. . Although there is no assurance that we will be successful in doing so, we are evaluating asset sales, equity and debt financing alternatives that could raise incremental cash.

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

Dividends

The Company did not make any dividend payments in 2012, 2011 and 2010. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Credit agreement

Refer to Note 6 - Debt of our consolidated financial statements and to Liquidity and Capital Resources section above for a summary of our credit agreement.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2012:

(in thousands of U.S. dollars)	Within One Year(4)	One to Three Years	Three to Five Years	More than Five Years	Total

Bank Loans	$—	$—	$1,129,479	$—	$1,129,479
PIK Loans	—	—	98,320	—	98,320
Interest and borrowing fees (1)	44,987	82,535	—	—	127,522
Chartering agreement (2,3)		7,830	9,855	16,808	34,493
Office lease (4)	1,291	2,223	2,223	462	6,199

Total	$46,278	$92,588	$1,239,877	$17,270	$1,396,013

(1)	The Company is a party to floating-to-fixed interest rate swaps covering aggregate notional amount of $166,300,000.
(2)	Does not include obligations of charter-in vessels less than one year.
(3)	On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May and October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day.
(4)	Remainder of the lease on the office space which we occupy.

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

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2012 three of our vessels were drydocked and we incurred $1,094,325 in drydocking related costs. In 2011, four of our vessels were drydocked and we incurred $2,809,406 in drydocking related costs. In 2010, five of our vessels were drydocked and we incurred $2,827,534 in drydocking related costs.. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2013	22	$0.60 million
June 30, 2013	44	$1.20 million
September 30, 2013	22	$0.60 million
December 31, 2013	44	$1.20 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

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

Other Contingencies

We refer you to Note 8 “Legal Proceedings” to our consolidated financial statements included in this Annual Report for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

At December 31, 2012, the Company's debt consisted of $1,129,478,741 in term loans and $15,387,468 paid-in-kind loans at a margin plus variable rates above the LIBOR. During the year ended December 31, 2012, interest rates on the outstanding debt ranged from 2.71% to 8.73% (including margins). The weighted average effective interest rate was 3.89%.

The Company entered into interest rate swaps to effectively convert a substantial portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. As of December 31, 2012, the Company had the following swap contracts outstanding:

Notional Amount Outstanding – December 31, 2012	Fixed Rate	Maturity
81,500,000	3.895%	01/2013
84,800,000	3.900%	09/2013
$166,300,000

The Company records the fair value of the interest rate swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Accordingly, $2,243,833 and $9,486,116 has been recorded in Fair value of derivative instruments (liabilities) in the Company's balance sheets as of December 31, 2012 and 2011, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012 is effective.

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

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders (our "2013 Proxy Statement").

Executive Officers

The information concerning our Executive Officers required under this Item is incorporated herein by reference from our 2013 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2013 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2013 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2013 Proxy Statement.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference from our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference from our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference from our 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information about the fees for 2012 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2013 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2013 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: See accompanying Index to Consolidated Financial Statements.

2.	Consolidated Financial Statement Schedule: Financial statement schedules are omitted due to the absence of conditions under which they are required

(b) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817), filed with the SEC on June 20, 2005.
3.2	Articles of Amendment to the Company's Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on May 23, 2012.
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A of Eagle Bulk Shipping Inc., filed with the SEC on November 13, 2007.
3.4	Amended and Restated Bylaws of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.
4.1	Form of Common Stock Share Certificate of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.
4.2	Form of Senior Indenture, incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 of Eagle Bulk Shipping Inc. (Registration No. 333-139745), filed with the SEC on December 29, 2006.
4.3	Form of Subordinated Indenture, , incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 of Eagle Bulk Shipping Inc. (Registration No. 333-139745), filed with the SEC on December 29, 2006
4.4	Rights Agreement, dated as of November 12, 2007, between Eagle Bulk Shipping Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Eagle Bulk Shipping Inc., filed with the SEC on November 13, 2007.
4.5	Amended and Restated Rights Agreement, dated as of June 20, 2012, between Eagle Bulk Shipping Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc. filed with the SEC on June 20, 2012.
10.1	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.
10.2	Form of Management Agreement with V Ships Management Ltd.., incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005
10.3	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ending September 30, 2007, filed on November 9, 2007
10.4	Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.

10.5	Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on June 20, 2008.
10.6	Eagle Bulk Shipping Inc. 2009 Stock Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A of Eagle Bulk Shipping Inc., filed with the SEC on April 10, 2009
10.7	Delphin Management Agreement, incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc. for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010.
10.8	Sixth Amendatory Agreement and Commercial Framework Implementation Agreement, dated as of September 26, 2011, as supplemented, among Eagle Bulk Shipping Inc., as Borrower, the certain subsidiaries of the Borrower, as Guarantors, the banks and financial institutions party thereto, as Lenders, and the Royal Bank of Scotland plc, as Arranger, Bookrunner, Swap Bank, Agent and Security Trustee, incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K/A of Eagle Bulk Shipping Inc. for the fiscal year ended December 31, 2011, filed with the SEC on March 16, 2012.
10.9	Eagle Bulk Shipping Inc. 2011 Stock Incentive Plan., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 17, 2011.
Fourth Amended and Restated Credit Agreement, dated as of June 20, 2012, for Eagle Bulk Shipping Inc., arranged by The Royal Bank of Scotland plc with The Royal Bank of Scotland plc acting as Agent and Security Trustee, incorporated by reference to Exhibit 10.12 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.
Warrant Agreement, dated June 20, 2012, by and between Eagle Bulk Shipping Inc., as the Issuer, and the Lender Holders, as Holders, incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.
Warrant Shares Registration Rights Agreement, dated June 20, by and among Eagle Bulk Shipping Inc. and the Lender Holders, incorporated by reference to Exhibit 10.14 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.
14.1	Eagle Bulk Shipping Inc. Code of Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Seward & Kissel LLP
23.3	Consent of PricewaterhouseCoopers LLP
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.	The following materials from Eagle Bulk Shipping Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statement of Comprehensive (loss) Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles Zoullas
Name: Sophocles Zoullas
Title: Chief Executive Officer

April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2013.

Signature	Title
/s/ Sophocles Zoullas ______________ ____________________ Sophocles Zoullas	Chief Executive Officer and Director (Principal Executive Officer)
/s/ David B. Hiley ___________________________________ David B. Hiley	Director
/s/ Douglas P. Haensel ___________________________________ Douglas P. Haensel	Director
/s/ Joseph Cianciolo ___________________________________ Joseph Cianciolo	Director
/s/ Thomas Winmill ___________________________________ Thomas Winmill	Director
/s/ Alexis P. Zoullas ___________________________________ Alexis P. Zoullas	Director
/s/ Jon Tomasson ___________________________________ Jon Tomasson	Director
/s/ Adir Katzav ___________________________________ Adir Katzav	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and of cash flows for each of the two years in the period ended December 31, 2012 present fairly, in all material respects, the financial position of Eagle Bulk Shipping Inc. and its subsidiaries at December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for the year ended December 31, 2010, of Eagle Bulk Shipping Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Eagle Bulk Shipping Inc. for the year ended at December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 4, 2011

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$18,119,968	$25,075,203
Accounts receivable, net	9,303,958	13,960,777
Prepaid expenses	3,544,810	3,969,905
Inventories	12,083,125	11,083,331
Investment	197,509	988,196
Fair value above contract value of time charters acquired	549,965	567,315
Fair value of derivative instruments	—	246,110
Total current assets	43,799,335	55,890,837
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $314,700,681 and $239,568,767, respectively	1,714,307,653	1,789,381,046
Other fixed assets, net of accumulated amortization of $515,896 and $324,691, respectively	447,716	605,519
Restricted cash	276,056	670,418
Deferred drydock costs	2,132,379	3,303,363
Deferred financing costs	25,095,469	11,766,779
Fair value above contract value of time charters acquired	2,491,530	3,041,496
Other assets	594,012	2,597,270
Total noncurrent assets	1,745,344,815	1,811,365,891

Total assets	$1,789,144,150	$1,867,256,728

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,235,007	$10,642,831
Accrued interest	2,430,751	2,815,665
Other accrued liabilities	14,330,141	11,822,582
Current portion of long-term debt	—	32,094,006
Deferred revenue and fair value below contract value of time charters acquired	3,237,694	5,966,698
Unearned charter hire revenue	3,755,166	5,779,928

Total current liabilities	33,988,759	69,121,710
Noncurrent liabilities:
Long-term debt	1,129,478,741	1,097,384,735
Payment-in-kind loans	15,387,468	—
Deferred revenue and fair value below contract value of time charters acquired	13,850,772	17,088,464
Fair value of derivative instruments	2,243,833	9,486,116

Total noncurrent liabilities	1,160,960,814	1,123,959,315
Total liabilities	1,194,949,573	1,193,081,025
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 16,638,092 and 15,750,796* shares issued and outstanding, respectively	166,378	157,508
Additional paid-in capital	762,313,030	745,945,694
Retained earnings (net of dividends declared of $262,118,388 as of December 31, 2012 and December 31, 2011, respectively)	(165,275,389)	(62,474,486)
Accumulated other comprehensive loss	(3,009,442)	(9,453,013)
Total stockholders' equity	594,194,577	674,175,703
Total liabilities and stockholders' equity	$1,789,144,150	$1,867,256,728

* Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 11.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010

Revenues, net of commissions	$190,811,259	$313,432,431	$265,036,066

Voyage expenses	26,110,591	44,345,774	3,726,847
Vessel expenses	90,551,655	85,049,671	72,983,630
Charter hire expenses	1,713,417	41,215,875	9,982,677
Depreciation and amortization	77,588,428	73,084,105	62,945,478
General and administrative expenses	32,065,421	37,559,639	40,029,261
Loss (gain) from sale of vessel	—	509,076	(291,011)

Total operating expenses	228,029,512	281,764,140	189,376,882

Operating (loss) income	(37,218,253)	31,668,291	75,659,184

Interest expense	66,643,296	46,769,965	48,885,674
Interest income	(32,271)	(130,007)	(369,558)

Other expense (Income)	(1,028,375)	(151,918)	298,418
Total other expense, net	65,582,650	46,488,040	48,814,534

Net (loss) income	$(102,800,903)	$(14,819,749)	$26,844,650

Weighted average shares outstanding*:

Basic	16,328,132	15,655,443	15,551,108
Diluted	16,328,132	15,655,443	15,604,311
Per share amounts:

Basic net income (loss)	$(6.30)	$(0.95)	$1.73
Diluted net income (loss)	$(6.30)	$(0.95)	$1.72

* Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 11.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	December 31, 2012	December 31, 2011	December 31, 2010

Net (loss) income	$(102,800,903)	$(14,819,749)	$26,844,650

Other comprehensive income:
Change in unrealized loss on investment	(798,712)	33,103	—
Net unrealized gain on derivatives	7,242,283	12,649,391	8,507,426
Total other comprehensive income	6,443,571	12,682,494	8,507,426
Comprehensive (loss)/income	$(96,357,332)	$(2,137,255)	$35,352,076

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional	Retained Earnings		Total
	Shares*	Common Shares*	Paid-In Capital*	Net Income (loss)	Accumulated Deficit	Other Comprehensive (Loss) Income	Stockholders’ Equity

Balance at January 1, 2010	15,531,642	$155,316	$724,716,076		$(74,499,387)	$(30,642,933)	$619,729,072
Net income	—	—	—	26,844,650	26,844,650	—	26,844,650
Net unrealized gain on derivatives	—	—	—	—	—	8,507,426	8,507,426

Vesting of restricted shares, net of shares withheld for employee tax	108,442	1,085	(737,528)	—	—	—	(736,443)
Non-cash compensation	—	—	14,741,813	—	—	—	14,741,813
Balance at December 31, 2010	15,640,084	$156,401	$738,720,361		$(47,654,737)	$(22,135,507)	$669,086,518
Net loss	—	—	—	(14,819,749)	(14,819,749)	—	(14,819,749)
Change in unrealized gain on investments	—	—	—	—	—	33,103	33,103
Net unrealized gain on derivatives	—	—	—	—	—	12,649,391	12,649,391

Vesting of restricted shares, net of shares withheld for employee tax	110,712	1,107	(1,681,756)	—	—	—	(1,680,649)
Non-cash compensation	—	—	8,907,089	—	—	—	8,907,089
Balance at December 31, 2011	15,750,796	$157,508	$745,945,694		$(62,474,486)	$(9,453,013)	$674,175,703
Net loss	—	—	—	(102,800,903)	(102,800,903)	—	(102,800,903)
Change in unrealized gain on investments	—	—	—	—	—	(798,712)	(798,712)
Net unrealized gain on derivatives	—	—	—	—	—	7,242,283	7,242,283
Vesting of restricted shares, net of shares withheld for employee tax	168,380	1,684	(240,999)	—	—	—	(239,315)
Issuance of warrants	—	—	7,241,743	—	—	—	7,241,743
Exercise of warrants	718,916	7,186	(7,186)	—	—	—	—
Non-cash compensation	—	—	9,373,778	—	—	—	9,373,778
Balance at December 31, 2012	16,638,092	$166,378	$762,313,030		$(165,275,389)	$(3,009,442)	$594,194,577

* Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 11.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(102,800,903)	$(14,819,749)	$26,844,650
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Items included in net income not affecting cash flows:
Depreciation and amortization	75,323,119	69,887,121	59,503,895
Amortization of deferred drydocking costs	2,265,309	3,196,984	3,441,583
Amortization of deferred financing costs	6,542,727	4,172,604	3,202,455
Amortization of fair value (below) above contract value of time charter acquired	(4,770,214)	(5,088,268)	(4,754,407)
Loss (gain) on sale of vessel	—	509,076	(291,011)
Payment-in-kind interest on loans	15,387,468	—	—
Unrealized (gain) loss on derivatives, net	246,110	(373,868)	127,758
Allowance for accounts receivable	5,351,609	1,811,320	—
Non-cash compensation expense	9,373,778	8,907,089	14,741,813
Drydocking expenditures	(1,094,325)	(2,809,406)	(2,827,534)
Changes in operating assets and liabilities:
Accounts receivable	(694,790)	(1,405,602)	(6,923,045)
Other assets	2,003,258	(2,527,269)	(70,001)
Prepaid expenses	425,095	(510,184)	1,529,725
Inventories	(999,794)	(7,893,279)	(3,190,052)
Accounts payable	(407,824)	4,553,558	3,799,940)
Accrued interest	(384,914)	(4,526,690)	(4,211,361)
Accrued expenses	1,666,181	5,972,108	2,022,756
Deferred revenue	(629,167)	(448,024)	159,467
Unearned charter hire revenue	(2,024,762)	(311,404)	1,233,199

Net cash provided by operating activities	4,777,961	58,296,117	94,339,830
Cash flows from investing activities:
Vessels and vessel improvements and Advances for vessel construction	(58,521)	(179,105,635)	(301,795,862)
Purchase of other fixed assets	(33,402)	(356,631)	(255,713)
Proceeds from sale of vessel	—	22,511,226	21,055,784
Investment	(8,025)	(955,093)	—
Changes in restricted cash	394,362	119,923	—

Net cash provided by (used in) investing activities	294,414	(157,786,210)	(280,995,791)
Cash flows from financing activities:
Bank borrowings	—	—	251,183,596
Repayment of debt	—	(21,875,735)	—
Changes in restricted cash	—	19,000,000	(6,014,285)
Deferred financing costs	(11,788,295)	—	—
Cash used to settle net share equity awards	(239,315)	(1,680,649)	(736,443)

Net cash provided by (used in) financing activities	(12,027,610)	(4,556,384)	244,432,868
Net increase/(decrease) in Cash	(6,955,235)	(104,046,477)	57,776,907
Cash at beginning of period	25,075,203	129,121,680	71,344,773

Cash at end of period	$18,119,968	$25,075,203	$129,121,680

Supplemental cash flow information:
Cash paid during the period for Interest (including capitalized interest and commitment fees of $209,883, $3,200,486 and $13,725,858 in 2012, 2011 and 2010, respectively)	$45,098,012	$48,498,289	$57,480,100

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

As of December 31, 2012, the Company owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately six years. In 2011, the Company completed its Supramax vessel newbuilding program

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

% of Consolidated Charter Revenue

	2012	2011	2010
Charterer
Charterer A	—	—	23.2%
Charterer B	—	—	11.0%
Charterer C	26.5%	10.0%	—

Liquidity

As further described in Note 6, the Fourth Amended and restated Credit Facility has financial covenants that begin in 2013 and get increasingly tighter with each progressive quarter. The covenants are primarily driven off of a trailing twelve month calculation of EBITDA. In order to remain in compliance with our covenants, charter hire rates, the primary driver of our EBITDA, must increase over time. Charter hire rates have been driven down during the recession and have been volatile. Despite relatively low charter hire rates in the last part of 2012 and first weeks of 2013, the Company estimates that it will meet all of its covenants in 2013, based on the current dry bulk rates that have been in effect for the last month of the first quarter of 2013 and cost cutting measures that the Company has put in place. Such cost cutting measures include but are not limited to reductions in labor costs, upgrades and new equipment expenses. However, if the current charter hire rate does not improve for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under our credit agreement at or after March 31, 2014; and, if charter rates deteriorate significantly from current levels or if we are unable to achieve our cost cutting measures, the Company may not be in compliance with the maximum leverage ratio or the minimum interest coverage ratio covenants in 2013.

If the Company does not comply with these covenants, which would constitute a default under our credit agreement, the Company would seek to obtain a waiver or modification to the credit agreement from our creditors, however there is no guarantee that we would receive such a waiver or that such a waiver would be on terms or conditions that would be acceptable to the Company. If we were to be unable to cure an event of default our debt could be called by the banks and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital. The Company’s credit agreement is described further in Note 6.

Note 2.  Significant Accounting Policies:

(a)	Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions were eliminated upon consolidation.

(b)	Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)	Other Comprehensive Income: The Company records the fair value of interest rate swaps and foreign currency swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Comprehensive Income is composed of net income and gains or losses relating to the swaps.

(d)	Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes, an amount of $276,056 which is collateralizing a letter of credit as of December 31, 2012.

(e)	Accounts Receivable: Accounts receivable includes receivables from charterers for hire and voyage charterers. At each balance sheet date, all potentially uncollectible accounts are assessed for purposes of determining the appropriate provision for doubtful accounts.

(f)	Insurance Claims: Insurance claims are recorded on an accrual basis and represent the claimable expenses, net of deductibles, incurred through each balance sheet date, which are expected to be recovered from insurance companies. Any remaining costs to complete the claims are included in accrued liabilities.

(g)	Inventories: Inventories, which consist of bunkers, are stated at the lower of cost or market. Cost is determined on a first-in, first-out method.
(h)	Investments: The Company holds an investment in the capital stock of KLC. This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date. Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If a decline in the value of an investment below cost is deemed other than temporary, the cost of the investment is written down to fair value, with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the relative amount of the decline, our ability and intent to hold the investment until the fair value recovers and the length of time that fair value has been less than cost.

(i)	Vessels and vessel improvements, at cost: Vessels are stated at cost which consists of the contract price and other direct costs relating to acquiring and placing the vessels in service. Major vessel improvements are capitalized and depreciated over the remaining useful lives of the vessels.

(j)	Vessel Depreciation: Depreciation is computed using the straight-line method over the estimated useful life of the vessels, after considering the estimated salvage value. Each vessel's salvage value is equal to the product of its lightweight tonnage and estimated scrap rate. Management estimates the useful life of the Company's vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Management estimates the scrap rate to be $150 per lightweight ton. Secondhand vessels are depreciated from the date of their acquisition through their remaining estimated useful life.

(k)	Intangibles: Where the Company identifies any intangible assets or liabilities associated with the acquisition of a vessel, the Company records all identified tangible and intangible assets or liabilities at fair value. Fair value is determined by reference to market data and the amount of expected future cash flows. The Company values any asset or liability arising from the market value of the time charters assumed when a vessel is acquired. When the time charters assumed are above market charter rates, the difference between the market charter rate and assumed charter rate is recorded as Fair value above contract value of time charters acquired. When the time charters assumed are below market charter rates, the difference between the market charter rate and assumed charter rate is recorded as Fair value below contract value of time charters acquired. Such assets and liabilities are amortized to revenue over the remaining period of the time charters.

(l)	Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company will evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties or discounted cash flow analyses. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company's vessels.

(m)	Accounting for Dry-Docking Costs: The Company follows the deferral method of accounting for dry-docking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next dry-docking is required to become due, generally 30 months. Costs capitalized as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels’ sale.

(n)	Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made.

(o)	Other fixed assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over 3-10 years.

(p)	Accounting for Revenues and Expenses: Revenues are generated from time charters and voyage charters. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the completion of discharge of the previous charterer’s cargo and is deemed to end upon the completion of discharge of the current cargo, provided an agreed non-cancelable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable and collectability is reasonably assured. Revenue under voyage charters will not be recognized until a charter has been agreed even if the vessel has discharged its previous cargo and is proceeding to an anticipated port of loading.

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

In July 2012, the FASB released an Accounting Standards Update for Intangibles-Goodwill and Other, Testing Indefinite-Lived Intangible Assets for Impairment. The ASU gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued new accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. This new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassifications made when the reclassifications are not made to net income. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The Company does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Note 3.  Vessels

At December 31, 2012, the Company's operating fleet consisted of 45 dry bulk vessels. In 2011 the Company completed its newbuilding program and took delivery of the last eight Chinese-built vessels and sold the Heron, a 2001-built Supramax, for $22,511,226, after brokerage commissions payable to a third party and realized a net loss of $509,076.

Vessel and vessel improvements consist of the following:

Balance vessels and vessel improvements, at December 31, 2010	$1,509,798,249
Vessel improvements	2,991,995
Delivery of newbuild vessels	368,800,779
Disposal of vessel	(22,494,172)
Depreciation expense	(69,715,805)
Balance vessels and vessel improvements, at December 31, 2011	1,789,381,046
Vessel improvements	58,521
Depreciation expense	(75,131,914)
Balance vessels and vessel improvements, at December 31, 2012	$1,714,307,653

In 2007, the Company acquired the rights to the construction of the newbuilding vessels in China from Kyrini Shipping Inc., an unrelated privately held Greek shipping company. The acquisition comprised of purchase contracts for the construction of Supramax vessels and time charter employment contracts. The charter rates on the employment contracts acquired were either below or above market rates for equivalent time charters prevailing at the time the foregoing vessel contracts were acquired.  The present values of the above and below market charters at the date of acquisition were estimated by the Company at $4,531,115 and $32,867,920, respectively, and were recorded as assets and liabilities in the consolidated balance sheets. These amounts are amortized to revenue over the remaining life of the time charters assumed on these vessels. For the years ended December 31, 2012, 2011and 2010, net revenues included $4,770,214, $5,088,268 and $4,754,407, respectively, as amortization of the below and above market rate charters.

Note 4.  Deferred drydock costs

Drydocking activity for the three years ended December 31, 2012 is summarized as follows:

	2012	2011	2010
Balance at January 1	$3,303,363	$4,217,071	$5,266,289
Payments for drydocking	1,094,325	2,809,406	2,827,534
Drydock amortization	(2,265,309)	(3,196,984)	(3,441,583)
Amount expensed upon sale of vessel	—	(526,130)	(435,169)
Balance at December 31	$2,132,379	$3,303,363	$4,217,071

Note 5.  Other Accrued Liabilities

Other accrued liabilities consist of:

	December 31, 2012	December 31, 2011
Vessel	$9,419,279	$8,045,357
Other Expenses	4,910,862	3,777,225
Balance	$14,330,141	$11,822,582

Note 6.  Debt

Debt consists of the following:

	December 31, 2012	December 31, 2011

Credit Facility	$—	$1,129,478,741

Term loans	1,129,478,741	—
Payment-in-kind loans	15,387,468	—
Less: Current portion	—	(32,094,006)
Long-term debt	$1,144,866,209	$1,097,384,735

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of December 31, 2012 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $15,387,468 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,629,673 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

In addition, the Fourth Amended and Restated Credit Agreement replaces the previously existing financial covenants and substitutes them with new covenants, which shall require the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement) on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013, of 13.9:1, December 31, 2013, of 12.3:1, March 31, 2014 of 10.6:1, June 30, 2014 of 9.2:1, September 30, 2014 of 8.5:1, December 31, 2014 of 8.1:1, March 31, 2015 of 7.8:1, June 30, 2015 of 7.6:1, September 30, 2015 of 7.5:1, and December 31, 2015 of 7.3:1 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017; (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013, of 130%, September 30, 2013, of 140%, December 31, 2013, of 160%, March 31, 2014 of 180%, June 30, 2014 of 200%, September 30, 2014 of 210%, December 31, 2014 of 220%, March 31, 2015 of 220%, June 30, 2015 of 220%, September 30, 2015 of 220%, and December 31, 2015 of 220% and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017; (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes; and (iv) maintain a maximum collateral coverage ratio, commencing in the quarterly period ending September 30, 2014, of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017. Refer to Note 1 - General Information- Liquidity note for further information regarding compliance with our covenants.

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

For the twelve months ended December 31, 2012, interest rates on the outstanding debt ranged from 2.71% to 8.73%, including a margin of 2.50% over LIBOR for the period up to June 19, 2012 and a margin of 3.50% over LIBOR thereafter. The weighted average effective interest rate was 3.89%.

Interest Expense, exclusive of capitalized interest, consists of:

	2012	2011	2010

Loan Interest and commitment fees	$60,100,569	$42,597,361	$45,683,219
Amortization of Deferred Financing Costs	6,542,727	4,172,604	3,202,455
Total Interest Expense	$66,643,296	$46,769,965	$48,885,674

Interest paid, excluding capitalized interest, amounted to $45,098,012 in 2012, $45,297,803 in 2011 and $43,754,242 in 2010.

Note 7.  Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of December 31, 2012, and 2011.

Notional Amount Outstanding December 31, 2012	Notional Amount Outstanding December 31, 2011	Fixed Rate
—	$36,752,038	5.225%	08/2012
$81,500,000	81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$166,300,000	$203,052,038

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Fair value of derivative instruments in the accompanying balance sheets. Accordingly, liabilities of $2,243,833 and $9,486,116 have been recorded in the Company's balance sheets as of December 31, 2012, and 2011, respectively.

Forward freight agreements (FFAs) swaps and freight derivatives

The Company trades FFAs, bunker swaps, freight and bunker derivative instruments, with the objective to utilize these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market or bunker costs. The Company’s FFAs, bunker swaps, freight and bunker derivative instruments have not qualified for hedge accounting treatment. As of December 31, 2012, The Company does not have any open positions and no Fair value for derivative instruments is reflected in the accompanying balance sheet.

No portion of the cash flow hedges shown below was ineffective during the year. The effect of cash flow hedging relationships on the balance sheets as of December 31, 2012 and 2011, and the statement of operations for the years ended December 31, 2012 and 2011 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	Year Ended December 31, 2012	Year Ended December 31, 2011

Interest rate swaps	(2,243,833)	(9,486,116)
Total	$(2,243,833)	$(9,486,116)

The Effect of not designated derivative instruments on statements of operations:

Derivatives not designated as hedging instruments	Location of Loss Recognized	Year Ended December 31, 2012	Year Ended December 31, 2011
Forward freight agreements	Other income (expenses)	$1,028,375	$151,918
Total		$1,028,375	$151,918

Cash collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted are defined in the terms of respective master agreement executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded.  As of December 31, 2012, the Company had no outstanding amounts paid as collateral to derivative fair value positions.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31:

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$197,509	—	—	$988,196	—	—
Bunker swaps	—	—	—	$142,750	—	—
Bunker derivative instruments	—	—	—	—	$261,000	—
Liabilities:
Interest rate swaps	—	$2,243,833	—	—	$9,486,116	—
Bunker swaps	—	—	—	$53,000	—	—
Bunker derivative instruments	—	—	—	—	$104,640	—

Note 8.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for some of its vessels with independent technical managers. The Company paid average monthly technical management fees of $10,194 per vessel in 2012, $9,705 in 2011 and $9,562 in 2010.

Operating Lease

In December 2005, the Company entered into a lease for office space. The lease is secured by a letter of credit backed by cash collateral of $276,056 which amount is recorded as restricted cash in the accompanying balance sheets, the lease expires in 2018. In November 2010, the Company entered into a lease office agreement in Singapore, the lease expires in 2013. Our rental expenses in 2012, 2011 and 2010 were $1,339,389, $1,185,843and $744,875, respectively.

The future minimum commitments under the leases for office space as of December 31, 2012 are as follows:

2013	$1,290,656
2014	1,111,374
2015	1,111,374
2016	1,111,374
Thereafter	1,574,447
Total	$6,199,225

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

Shareholder Derivative Lawsuits

On June 13, 2011, a complaint against the Company's board of directors and a former director was filed in the United States District Court for the Southern District of New York alleging, among other things, that the directors breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company's Management Agreement with Delphin Shipping LLC ("Delphin") (specifically, according to the complaint, alleging conflicts of interest between the Company's Chief Executive Officer, Delphin and the Company); and (iii) the adjournment of the Company's 2011 Annual Meeting of Shareholders. The complaint seeks rescission of director and officer compensation for those years as well as rescission of the Management Agreement, and seeks unspecified damages. The discovery period in this action has concluded and summary judgment motions are due April 1, 2013.

On August 23, and August 30, 2011, respectively, two additional complaints were filed in the Supreme Court of the State of New York (New York County) against the Company's board of directors and a former director alleging substantially similar breaches of fiduciary duties as those alleged in the lawsuit filed on June 13, 2011. On January 10, 2012, a motion by the Company was granted, which stays these state court actions pending the outcome of the June 13, 2011 federal action.   Those matters remain stayed.

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

On October 14, 2011, following a vote by the interested creditors, the Korean court approved a Rehabilitation Plan, pursuant to which 37% of the Company’s claim in respect of the period up to February 15, 2011 will be paid in cash installments from 2012 through 2021. The majority of the cash payment installments will be paid in the last five years, and the remaining 63% of the said claim will be converted to KLC stock. On July 2, 2012 the Company took possession of the KLC stock. The KLC stock is designated as Available for sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. On December 31, 2012, KLC stock fair value was $197,509.

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

On January 3, 2013, a comprehensive termination agreement between the Company and KLC became effective, pursuant to which we agreed to accept $63.7million on an installment note and 1,224,094 common shares of KLC stock as compensation for the early termination of the 13 charters with KLC. Under the termination agreement, a payment of approximately $10.0 million of the cash settlement was paid in the first quarter of 2013, and the balance of $53.7million would have been paid in cash installments through 2021, with the majority of the payments to be paid in the last five years. The KLC stock certificates were issued on February 7, 2013 and are now being secured at the Korean Securities Depository until August 7, 2013, the date on which we would have been able to take possession of the share certificates. On March 28, 2013, the Korean court approved an amendment to KLC rehabilitation plan after receiving a favorable vote from the concerned parties. The amendment reduced our long term receivable from KLC to $5.5million to be paid in cash installments through 2021; discounted our existing shares by a 1 to 15 ratio; and converted the remainder of the long term receivable to shares that bring our holding of KLC shares after the amendment to approximately 5%. We are evaluating what is the fair value of the common shares and the long term note receivable from KLC and what the resulting settlement gain should be. We have determined that the combined KLC transactions will have a positive impact on our EBITDA and have assessed a preliminary value of approximately $32 million.

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

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. Total management fees for the period ended December 31, 2012 and 2011 amounted to $2,180,088 and $918,094 respectively. The advanced balance received from Delphin on account for the management of its vessels as of December 31, 2012 amounted to $217,852. The total reimbursable expenses for the periods ended December 31, 2012 and 2011 amounted to $430,961 and $15,173, respectively. The balance due from Delphin as of December 31, 2012 amounted to $60,587. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 10.  Earnings Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the year ended December 31, 2012, includes the weighted average underlying Warrant Shares issuable upon exercise of the 327,978 warrants at the exercise price of $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of December 31, 2012 does not include 348,289 restricted stock units and 1,908,371 stock options as their effect was anti-dilutive.

	2012	2011	2010

Net Income (loss)	$(102,800,903)	$(14,819,749)	$26,844,650
Weighted Average Shares - Basic	16,328,132	15,655,443	15,551,108
Dilutive effect of stock options and restricted stock units	-	-	53,203
Weighted Average Shares - Diluted*	16,328,132	15,655,443	15,604,311
Basic Earnings Per Share	$(6.30)	$(0.95)	$1.73
Diluted Earnings Per Share	$(6.30)	$(0.95)	$1.72

*Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 11.

Note 11. Stock Incentive Plans

Effective as of May 22, 2012, the Company completed a 1 for 4 reverse stock split as previously approved by the Company's shareholders. Proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as shareholders who would have otherwise held a fractional share of common stock received a cash payment in lieu of that fractional share. All references herein to common stock and per share data have been retrospectively adjusted to reflect the reverse stock split.

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

The Company permits the employees to use vested shares to satisfy the grantee’s U.S. federal income tax liability resulting from issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amounts related to shares used for such tax withholding obligations were $239,315, $1,680,649 and $736,443 for the years ended December 31, 2012, 2011 and 2010, respectively.

On March 17, 2006, the Company granted options to purchase 14,166 shares of the Company's common stock to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $52.92 per share. During 2007, options to purchase 3,333 shares were exercised. The options expire ten years from the date of grant.

On January 12, 2007, the Company granted options to purchase 3,333 of the Company's common shares to its independent non-employee directors and 131,000 of the Company's common shares to members of its management. The options have an exercise price of $71.8 per share and they vested and became exercisable for the non-employee directors on the grant date while the options for management vest and become exercisable over three years. All options expire ten years from the date of grant. During 2008, options to purchase 3,333 shares were exercised and 6,666 options were forfeited.

On May 23, 2007, the Company granted options to purchase 12,500 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $87.52 per share. The options expire ten years from the date of grant.

On January 23, 2009, the Company granted options to purchase 55,703 of the Company's common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $20.00 per share and expire six years from the date of grant.

On March 8, 2010 and May 20, 2010, the Company granted options to purchase 50,000 and 12,500, respectively, of the Company’s common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $23.64 and $18.36, respectively, per share and expire five years from the date of grant. For purposes of determining the non-cash compensation cost for the Company’s stock option plans using the fair value method of ASC 718 “Compensation-Stock Compensation”, the fair value of the options granted of $722,167 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions included a risk free interest rate of 1.1%, and an expected stock price volatility factor of 85%.

On February 2, 2011, the Company granted options to purchase 62,500 of the Company’s common shares to its independent non-employee directors. These options vested and became exercisable on the grant date at an exercise price of $17.36 per share and expire five years from the date of grant. For purposes of determining the non-cash compensation cost for the Company’s stock option plans using the fair value method of ASC 718 “Compensation-Stock Compensation”, the fair value of the options granted of $517,761 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions included a risk free interest rate of 0.9%, and an expected stock price volatility factor of 80%.

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

The Company has recorded non-cash compensation charges of $1,429,296, $517,761 and $722,167 relating to the fair value of these stock options in 2012, 2011 and 2010, respectively.

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

On March 17, 2006, the Company granted a Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 15,741 shares of the Company's common stock.  During 2007, the Company granted an additional Dividend Equivalent Rights Award to its independent non-employee directors equivalent to 11,342 shares of the Company's common stock. In 2007, the Company also granted a Dividend Equivalent Rights Award to members of its management equivalent to 131,000 shares of the Company's common stock.

In 2007 the Company granted 198,428 Restricted Stock Units ("RSUs") to members of its management. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, was $21,912,547. During the year ended December 31, 2010, 31,579 RSUs were vested and 34,382 were forfeited. During the year ended December 31, 2009, 34,972 RSUs were vested and 30,988 were forfeited. During the year ended December 31, 2008, 65,203 RSUs were vested and 1,304 were forfeited. Amortization of this charge, which is included in non-cash compensation expense, for the years ended December 31, 2010, 2009 and 2008, were $6,373,704, $7,283,857 and $7,282,819, respectively.

In June 2008, the Company granted 208,333 RSUs, vesting ratably over five years, to its Chief Executive Officer as part of an employment agreement. In August 2008, the Company granted 26,250 RSUs, vesting ratably over three years, to a new member of management. The fair value of the non-vested RSUs at the grant date, equivalent to the market value at the date of grants, was $27,089,190. During the years ended December 31, 2012, 2011, 2010 and 2009, 20,700, 25,846, 26,998 and 26,996 RSUs were vested and 20,967, 24,570, 23,419 and 23,421 were forfeited, respectively. Amortization of this charge, which is included in non-cash compensation expense, for the years ended December 31, 2012, 2011 and 2010, were $4,849,998, $5,450,402 and $5,796,398, respectively. The remaining expense for the years ended 2013 will be $2,276,805.

In December 2009 the Company granted 287,500 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. During the years ended December 31, 2012, 2011, 2010 and 2009, 47,554, 52,099, 49,866 and 0 RSUs were vested and 43,655, 41,442, 51,634 and 1,500 were forfeited, respectively. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $5,628,480. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2012, 2011 and 2010, were 1,639,553, 1,789,815 and $1,819,052, respectively.

In December 2010 the Company granted 192,125 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. During the year ended December 31, 2012 and 2011, 30,124 and 32,767 RSUs were vested, 30,002 and 44,941 were forfeited, respectively. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $3,781,020. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2012, 2011 and 2010, were $1,048,402, $1,135,884 and $30,492, respectively. The remaining expense for the year ended December 31, 2013 will be $1,061,281.

In December 2011 the Company granted 415,750 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $1,646,370. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2012 and 2011, was $406,528 and $13,227, respectively. The remaining expense for the years ended December 31, 2013 and 2014 will be $546,150 and $532,905.

As of December 31, 2012, RSUs covering a total of 348,289 of the Company's shares are outstanding.

Note 12.  Non-cash Compensation

Non-cash compensation charges relate to the stock options and restricted stock units granted to certain directors of the Company, members of management and certain employees under the 2009 and 2011 Stock Incentive Plan (see Note 11).

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	2012	2011	2010

Stock Option Plans	$1,429,296	$517,761	$722,167
Restricted Stock Grants	7,944,482	8,389,328	14,019,646

Total non-cash compensation expense	$9,373,778	$8,907,089	$14,741,813

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

The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contribution based on the Company’s annual operating performance.  For the years ended December 31, 2012 and 2011, the Company did not pay profit sharing contribution.

Note 14.  Capital Stock

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

Note 16.  2012, 2011 and 2010 Quarterly Results of Operations (Unaudited)

Consolidated Statement of Operations (Unaudited)	Three Months ended March 31,	Three Months ended June 30,	Three Months ended September 30,	Three Months ended December 31,
2012

Revenues, net of commissions	$52,616,400	$48,537,233	$46,854,671	$42,802,955
Total Operating Expenses	60,118,356	59,605,359	54,718,097	53,587,700
Operating Loss	(7,501,956)	(11,068,126)	(7,863,426)	(10,784,745)
Net Loss	(17,433,529)	(23,106,239)	(29,837,360)	(32,423,775)

Basic Net Loss Per Share*	(1.11)	(1.46)	(1.77)	(1.92)
Diluted Net Loss Per Share*	(1.11)	(1.46)	(1.77)	(1.92)

F-24

2011

Revenues, net of commissions	$86,692,775	$76,405,388	$80,323,369	$70,010,899
Total Operating Expenses	82,274,862	66,123,996	72,507,439	60,857,843
Operating Income	4,417,913	10,281,392	7,815,930	9,153,056
Net Loss	(5,810,281)	(1,438,278)	(5,872,211)	(1,698,979)

Basic Net Loss Per Share*	(0.37)	(0.09)	(0.37)	(0.11)
Diluted Net Loss Per Share*	(0.37)	(0.09)	(0.37)	(0.11)

2010

Revenues, net of commissions	$54,243,725	$65,612,840	$72,825,583	$72,353,918
Total Operating Expenses	38,556,526	42,069,392	51,248,337	57,502,627
Operating Income	15,687,199	23,543,448	21,577,246	14,851,291
Net Income	4,573,634	11,011,921	8,226,153	3,032,942

Basic Net Income Per Share*	0.29	0.71	0.53	0.19
Diluted Net Income Per Share*	0.29	0.71	0.53	0.19

*Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 11.

