Form 10-Q
period 2013-03-31
Eagle Bulk Shipping Inc.
filed 2013-05-15
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated Filer ☐         Accelerated Filer ☐         Non-accelerated Filer ☐       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                  NO     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share, 16,638,092 shares outstanding as of May 15, 2013.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$19,270,813	$18,119,968
Accounts receivable, net	10,755,027	9,303,958
Prepaid expenses	4,255,287	3,544,810
Inventories	12,719,310	12,083,125
Investment and other current asset	6,267,836	197,509
Fair value above contract value of time charters acquired	—	549,965
Total current assets	53,268,273	43,799,335
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $333,169,297 and $314,700,681, respectively	1,695,889,031	1,714,307,653
Other fixed assets, net of accumulated amortization of $595,242 and $515,896, respectively	401,242	447,716
Restricted cash	276,056	276,056
Deferred drydock costs	2,392,520	2,132,379
Deferred financing costs	23,036,131	25,095,469
Fair value above contract value of time charters acquired	—	2,491,530
Other assets	1,318,333	594,012
Total noncurrent assets	1,723,313,313	1,745,344,815
Total assets	$1,776,581,586	$1,789,144,150
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,142,372	$10,235,007
Accrued interest	1,047,546	2,430,751
Other accrued liabilities	10,868,808	14,330,141
Deferred revenue and fair value below contract value of time charters acquired	—	3,237,694
Unearned charter hire revenue	3,948,943	3,755,166
Total current liabilities	24,007,669	33,988,759
Noncurrent liabilities:
Long-term debt	1,129,478,741	1,129,478,741
Payment-in-kind loans	22,561,496	15,387,468
Deferred revenue and fair value below contract value of time charters acquired	—	13,850,772
Fair value of derivative instruments	1,420,611	2,243,833
Total noncurrent liabilities	1,153,460,848	1,160,960,814
Total liabilities	1,177,468,517	1,194,949,573
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 16,638,092 and 16,638,092 shares issued and outstanding, respectively	166,378	166,378
Additional paid-in capital	764,268,421	762,313,030
Retained earnings (net of historical dividends declared of $262,118,388)	(163,901,119)	(165,275,389)
Accumulated other comprehensive loss	(1,420,611)	(3,009,442)
Total stockholders' equity	599,113,069	594,194,577
Total liabilities and stockholders' equity	$1,776,581,586	$1,789,144,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenues, net of commissions	$72,222,353	$52,616,400

Voyage expenses	8,204,657	7,017,793
Vessel expenses	20,494,412	22,442,062
Charter hire expenses	—	590,484
Depreciation and amortization	18,936,577	19,433,357
General and administrative expenses	3,116,337	10,634,660
Gain on time charter agreement termination	(3,331,692)	—
Total operating expenses	47,420,291	60,118,356

Operating income (loss)	24,802,062	(7,501,956)

Interest expense	20,539,035	10,960,910
Interest income	(64,170)	(8,038)
Other expense (income)	2,952,927	(1,021,299)
Total other expense, net	23,427,792	9,931,573

Net income (loss)	$1,374,270	$(17,433,529)

Weighted average shares outstanding:
Basic	16,966,070	15,750,821 *
Diluted	16,966,070	15,750,821 *

Per share amounts:
Basic net income (loss)	$0.08	$(1.11)
Diluted net income (loss)	$0.08	$(1.11)

* Adjusted to give effect to the 1 for 4 reverse stock split that became effective on May 22, 2012, see Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$1,374,270	$(17,433,529)

Other comprehensive income:
Change in unrealized loss on investment	(2,187,318)	(246,334)
Realized loss on investment	2,952,927	—
Net unrealized gain on derivatives	823,222	1,440,330
Total other comprehensive income	1,588,831	1,193,996

Comprehensive Income/(loss)	$2,963,101	$(16,239,533)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

 FOR THE THREE MONTHS ENDED MARCH 31, 2013

	Common shares	Common shares amount	Additional paid-in capital	Net income	Accumulated deficit	Other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2012	16,638,092	$166,378	$762,313,030		$(165,275,389)	$(3,009,442)	$594,194,577
Net income	—	—	—	$1,374,270	1,374,270	—	1,374,270
Change in unrealized loss on investment	—	—	—	—	—	(2,187,318)	(2,187,318)
Realized loss on investment	—	—	—	—	—	2,952,927	2,952,927
Net unrealized gain on derivatives	—	—	—	—	—	823,222	823,222
Non-cash compensation	—	—	1,955,391	—	—	—	1,955,391

Balance at March 31, 2013	16,638,092	$166,378	$764,268,421		$(163,901,119)	$(1,420,611)	$599,113,069

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$1,374,270	$(17,433,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Items included in net income (loss) not affecting cash flows:
Depreciation	18,515,090	18,728,907
Amortization of deferred drydocking costs	421,487	704,450
Amortization of deferred financing costs	2,075,338	1,135,491
Amortization of fair value below contract value of time charter acquired	(10,280,559)	(1,228,764)
Payment-in-kind interest on debt	7,174,028	—
Unrealized gain from forward freight agreements, net	—	(142,560)
Investment and other current asset	(4,925,953)	—
Realized loss from investment	2,952,927	—
Gain on time charter agreement termination	(3,331,692)	—
Allowance for accounts receivable	—	3,438,145
Non-cash compensation expense	1,955,391	2,082,025
Drydocking expenditures	(681,628)	(527,465)
Changes in operating assets and liabilities:
Accounts receivable	(1,451,069)	(2,444,647)
Other assets	(724,321)	436,455
Prepaid expenses	(710,477)	565,346
Inventories	(636,185)	(533,862)
Accounts payable	(2,092,635)	(138,469)
Accrued interest	(1,383,205)	(580,140)
Accrued expenses	(3,429,333)	902,638
Deferred revenue	(3,766,412)	(124,548)
Unearned revenue	193,777	(2,186,060)
Net cash provided by operating activities	1,248,839	2,653,413

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(49,994)	(54,659)
Purchase of other fixed assets	—	(1,303)
Changes in restricted cash	—	394,362
Net cash (used in) provided by investing activities	(49,994)	338,400

Cash flows from financing activities:
Deferred financing costs	(48,000)	—
Net cash used in financing activities	(48,000)	—

Net increase in cash	1,150,845	2,991,813
Cash at beginning of period	18,119,968	25,075,203
Cash at end of period	$19,270,813	$28,067,016

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation and General Information

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company", “we” or “our”). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, chartering and operation of dry-bulk vessels. The Company's fleet is comprised of Supramax and Handymax dry bulk carriers and the Company operates its business in one business segment.

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

As of March 31, 2013, the Company owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately six years.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's gross time charter revenue during the periods indicated:

	% of Consolidated Charter Revenue
	Three Months Ended
Charterer	March 31, 2013	March 31, 2012
Charterer A	44.5%	-
Charterer B	11.9%	24.8%
Charterer C	-	11.0%

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission (“SEC”) which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2013.

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

Effective as of the open of trading on May 22, 2012, the Company completed a 1 for 4 reverse stock split as previously approved by the Company's shareholders. Proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as shareholders who would have otherwise held a fractional share of common stock received a cash payment in lieu of that fractional share. All references herein to common stock, common shares and per share data for all periods presented in these consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the reverse stock split.

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

Liquidity

As further described in Note 4, the Fourth Amended and restated Credit Facility has financial covenants that begin in 2013 and get increasingly tighter with each progressive quarter. The covenants are primarily driven off of a trailing twelve month calculation of EBITDA. In order to remain in compliance with our covenants, charter hire rates, the primary driver of our EBITDA, must increase over time. Charter hire rates have been driven down during the recession and have been volatile. Despite relatively low charter hire rates in the last part of 2012 and the first weeks of 2013, the Company estimates that it will meet all of its covenants in 2013, based on the current dry bulk rates that have been in effect in March 2013 and April 2013 and cost cutting measures that the Company has put in place. Such cost cutting measures include but are not limited to reductions in labor costs, upgrades and new equipment expenses. However, if the current charter hire rate does not improve for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under our credit agreement at or after March 31, 2014; and, if charter hire rates deteriorate significantly from current levels or if we are unable to achieve our cost cutting measures, the Company may not be in compliance with the maximum leverage ratio or the minimum interest coverage ratio covenants in 2013.

If the Company does not comply with these covenants, which would constitute event of default under our credit agreement, the Company would seek to obtain a waiver or modification to the credit agreement from our creditors, however there is no guarantee that we would receive such a waiver or that such a waiver would be on terms or conditions that would be acceptable to the Company. If we were to be unable to cure an event of default our debt could be called by the banks and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital. The Company’s credit agreement is described further in Note 4.

Korea Line Corporation

Since January 2011, Korea Lines Corporation (“KLC”), one of our charters has been operating under protective receivership in Seoul, South Korea. Since the 4th quarter of 2011, KLC had not been performing in accordance with the $17,000 per vessel per day shortfall arrangement on 13 of our vessels. As a result we were not recording revenue associated with those amounts owed as collectible was not assured.

On January 3, 2013, a comprehensive termination agreement between the Company and KLC became effective, pursuant to which we agreed to accept $63.7 million on a non-interest bearing installment note and 1,224,094 common shares of KLC stock as compensation for the early termination of the 13 charters with KLC. Under the termination agreement, cash payments of $10.3 million were paid in the first quarter of 2013, and the balance of $53.4 million would have been paid in cash installments through 2021, with the majority of the payments to be paid in the last five years. The KLC stock certificates were issued on February 7, 2013 and are now being secured at the Korean Securities Depository until August 7, 2013, the date on which we would have been able to take possession of the share certificates.

As the settlement effectively terminated the charter with KLC, the Company released $3.5 million of bunker liabilities and an aggregate $13.7 million balance related to deferred revenue and to the unamortized fair value of charters below and above contract value. The Company valued the equity received from KLC at $5.9 million and the note receivable at $2.7 million. The Company has recorded revenue associated with the termination of $32.8 million related to amounts previously owed but not recognized and a termination gain of $3.3 million.

On March 28, 2013, the Korean court approved an amendment to the KLC termination agreement after receiving a favorable vote from the concerned parties. The amendment included a 1 to 15 reduction to the number of KLC shares outstanding at that date and also reduced our long-term receivable by 90% substituting that portion of the commitment with the issuance of 538,751 shares of equity at a date to be determined in the second quarter. We evaluated the fair value of the common shares to be issued and the impact to our long-term receivable and determined that the aggregate value exceeded the carrying value of our long-term note receivable recorded in January of 2013; therefore, we did not have a loss on that transaction. Under our accounting policy, any gain on that transaction should be recorded upon settlement. As 90% of the long-term note receivable was now to be paid in equity in the second quarter of 2013, we reclassified that portion as a current asset in the “Investment and other current asset” line of our balance sheet at March 31, 2013. We considered the March 28, 2013 decision by KLC to dilute the value of previously issued KLC shares to be a triggering event requiring the evaluation of whether a permanent decrease in value had occurred. We considered that a permanent decrease in value had occurred and as of March 31, 2013, we recognized the change in the fair value of our existing KLC shares as other-than-temporary and recorded in other expense a loss of approximately $3.0 million.

On May 9th of 2013, the shares in KLC stock certificates were issued and are now being secured at the Korean Securities Depository until November 11, 2013, the date on which we will be able to take possession of the share certificates. As a result of the shares trading at an amount in excess of what we had recorded our note receivable at in January 2013, we expect to recorded an incremental gain in the second quarter of 2013. As of May 9th KLC share price was approximately $53.50 per share.

Note 2. New Accounting Pronouncements

In December 2011, Financial Accounting Standards Board (FASB) issued an Accounting Standards Update for balance sheet, which contains new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. Under U.S. GAAP, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. The new disclosure requirement will provide financial statement users information regarding both gross and net exposures. In January 2013, the FASB issued a new ASU, clarifying the scope of disclosures about offsetting assets and liabilities. This ASU limits the scope of the original guidance. These ASUs are effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company’s adoption of these guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 3. Vessels

Vessel and Vessel Improvements

At March 31, 2013, the Company’s operating fleet consisted of 45 dry bulk vessels.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2012	$1,714,307,653
Purchase of Vessel Improvements	49,994
Depreciation Expense	(18,468,616)
Vessels and Vessel Improvements, at March 31, 2013	$1,695,889,031

Note 4. Debt

Debt consists of the following:

	March 31, 2013	December 31, 2012
Term loans	$1,129,478,741	$1,129,478,741
Payment-in-kind loans	22,561,496	15,387,468
Long-term debt	$1,152,040,237	$1,144,866,209

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of March 31, 2013, the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $22,561,496 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,636,295 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

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

For the three months ended March 31, 2013, interest rates on the outstanding debt ranged from 3.66% to 7.40%, including a margin of 2.50% over LIBOR for the period up to June 19, 2012 and a margin of 3.50% over LIBOR thereafter. The weighted average effective interest rate was 3.99%.

Interest Expense, exclusive of the PIK loans, consisted of:

	Three Months Ended
	March 31, 2013	March 31, 2012
Loan Interest	$18,463,697	$9,825,419
Amortization of Deferred Financing Costs	2,075,338	1,135,491
Total Interest Expense	$20,539,035	$10,960,910

Interest paid exclusive of the PIK loans in the three-month periods ended March 31, 2013 and 2012 amounted to $12,672,875 and $10,405,559, respectively.

Note 5. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of March 31, 2013 and December 31, 2012.

Notional Amount Outstanding – March 31, 2013	Notional Amount Outstanding – December 31, 2012	Fixed Rate	Maturity
$-	$81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$84,800,000	$166,300,000

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. No portion of the cash flow hedges was ineffective during the period ended March 31, 2012. Accordingly, liabilities of $1,420,611 and $2,243,833 have been recorded in Fair value of derivative instruments in the Company’s balance sheets as of March 31, 2013 and December 31, 2012, respectively.

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”), bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and/or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of March 31, 2013 and December 31, 2012, the Company does not have any open positions and no fair value for derivative instruments is reflected in the accompany balance sheets.

Tabular disclosure of derivatives location

No portion of the cash flow hedges shown below was ineffective during the period ended March 31, 2013. The effect of cash flow hedging relationships on the balance sheets as of March 31, 2013 and December 31, 2012, and the statement of operations for the periods ended March 31, 2013 and 2012 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in AOCI on Derivative
	(Effective Portion)
Derivatives designated for cash flow hedging relationships	March 31, 2013	December 31, 2012

Interest rate swaps	$(1,420,611)	$(2,243,833)

Total	$(1,420,611)	$(2,243,833)

The effect of non-designated derivative instruments on statements of operations:

Derivatives not designated as hedging instruments		Amount of Gain
		Three Months Ended
	Location of Gain Recognized	March 31, 2013	March 31, 2012
FFAs, bunker swaps, freight and bunker derivatives	Other income	$—	$1,021,299
Total		$—	$1,021,299

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined by the terms of the respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of March 31, 2013 and December 31, 2012, the Company had no outstanding amounts paid as collateral related to the derivative fair value positions.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our term loan account and the fair value of our KLC long term note receivable.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment and other current asset	$3,922,468	$2,345,368	—	$197,509	—	—
Liabilities:
Interest rate swaps	—	$1,420,611	—	—	$2,243,833	—

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

Shareholder Derivative Lawsuits

On June 13, 2011, a complaint against the Company's board of directors and a former director was filed in the United States District Court for the Southern District of New York alleging, among other things, that the directors breached their fiduciary duties of loyalty, good faith and care in connection with (i) director and officer compensation in the years 2008, 2009 and 2010; (ii) the Company's Management Agreement with Delphin Shipping LLC ("Delphin") (specifically, according to the complaint, alleging conflicts of interest between the Company's Chief Executive Officer, Delphin and the Company); and (iii) the adjournment of the Company's 2011 Annual Meeting of Shareholders. The complaint seeks rescission of director and officer compensation for those years as well as rescission of the Management Agreement, and seeks unspecified damages. The Company moved for summary judgment on April 1, 2013. Opposition papers are due May 31, 2013.

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

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $10,315 and $10,194 per vessel during the three months ended March 31, 2013 and 2012, respectively

Other commitments

On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May 2014 and October 2014 for seven years with an option for an additional one year. The hire rate for the first to seventh year is $13,500 per day and $13,750 per day for the eighth year option. The Company has options to purchase the vessel starting at the end of the fifth year.

Note 7. Related Party Transactions

On August 4, 2009, the Company entered into a management agreement (the "Management Agreement") with Delphin Shipping LLC ("Delphin"), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, KEP VI, LLC and the Company's Chief Executive Officer, Sophocles Zoullas.  Delphin was formed for the purpose of acquiring and operating dry bulk and other vessels. Under the terms of the Management Agreement, the Company provides commercial and technical supervisory vessel management services to dry bulk vessels acquired by Delphin for a fixed monthly management fee based on a sliding scale. Pursuant to the terms of the Management Agreement, the Company has been granted an opportunity to acquire for its own account any dry bulk vessel that Delphin proposes to acquire.  The Company has also been granted a right of first refusal on any dry bulk charter opportunity, other than a renewal of an existing charter for a Delphin-owned vessel that the Company reasonably deems suitable for a Company-owned vessel.  The Management Agreement also provides the Company a right of first offer on the sale of any dry bulk vessel by Delphin. The term of the Management Agreement is one year and is renewable for successive one year terms at the option of Delphin.

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. Total management fees for the periods ended March 31, 2013 and 2012 amounted to $545,022 and $545,022, respectively. The advanced balance received from Delphin on account for the management of its vessels as of March 31, 2013 amounted to $474,906. The total reimbursable expenses for the periods ended March 31, 2013 and 2012 amounted to $75,454 and $6,050, respectively. The balance due from Delphin as of March 31, 2013 amounted to $61,629. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 8. Earnings Per Common Share

The computation of basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the three months ended March 31, 2013, includes the weighted average underlying Warrant Shares issuable upon exercise of the 327,978 warrants at the exercise price of $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net income (loss) per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of March 31, 2013, does not include 345,331 restricted stock units and 1,908,371 stock options as their effect was anti-dilutive. Diluted net loss per share as of March 31, 2012, does not include 704,458 restricted stock units and 328,370 stock options as their effect was anti-dilutive.

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$1,374,270	$(17,433,529)
Weighted Average Shares – Basic	16,966,070	15,750,821 *
Dilutive effect of stock options and restricted stock units	—	—
Weighted Average Shares - Diluted	16,966,070	15,750,821 *
Basic Earnings Per Share	$0.08	$(1.11)
Diluted Earnings Per Share	$0.08	$(1.11)

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

2011 Equity Incentive Plan. In November 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of affording an incentive to eligible persons. The 2011 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2011 Plan is administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2011 Plan. The shares reserved for issuance under the 2011 Plan did not adjust in accordance with the 1 for 4 reverse stock split discussed above. However, the 2011 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2011 Plan that no options granted under the plan would, in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable.

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

As of March 31, 2013, RSUs covering a total of 345,331 of the Company’s shares are outstanding. The restricted stock units (“RSUs”) are vest ratably between three to five years These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSUs are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three months ended March 31, 2013 and 2012, the amortization charge was $1,614,720 and $2,082,025, respectively. The remaining expense for each of the years ending 2013 and 2014 will be $2,261,316 and $532,905, respectively.

As of March 31, 2013 and December 31, 2012, options covering 1,908,371 and 1,908,371, respectively, of the Company’s common shares are outstanding with exercise prices ranging from $3.34 to $87.52 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management under the 2005 Plan and 2009 Plan vest and become exercisable over three years. The options granted to members of its management under the 2011 Plan vest in four equal annual installments beginning on the grant date. All options expire between five to ten years from the date of grant. For the three months ended March 31, 2013 and 2012, the Company has recorded a non-cash compensation charge from stock options of $340,671 and $0, respectively. The remaining expense for each of the years ending 2013, 2014 and 2015 will be $647,830, $432,310 and $123,032 respectively.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Stock Option Plans	$340,671	$—
Restricted Stock Grants	1,614,720	2,082,025
Total Non-cash compensation expense	$1,955,391	$2,082,025

As of March 31, 2013, Dividend Equivalent Rights Awards (“DERs”) equivalent to 147,667 of the Company’s common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. For the three months ended March 31, 2013 and 2012, no compensation expenses were recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended March 31, 2013 and 2012. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel newbuilding orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures, (xi) the outcome of legal proceeding in which we are involved; and (xii) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

As of March 31, 2013, we owned and operated a modern fleet of 45 oceangoing vessels, 43 Supramax and 2 Handymax, with a combined carrying capacity of 2,451,259 dwt and an average age of approximately six years.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

On June 20, 2012, we entered into a Fourth Amended and Restated Credit Agreement, as discussed in Note 4 to the consolidated financial statements included in this Quarterly Report and the section entitled “Liquidity and Capital Resources” below.

On January 3, 2013, a comprehensive termination agreement between the Company and KLC became effective, pursuant to which we agreed to accept $63.7 million on a non-interest bearing installment note and 1,224,094 common shares of KLC stock as compensation for the early termination of the 13 charters with KLC. Under the termination agreement, cash payments of $10.3 million were paid in the first quarter of 2013, and the balance of $53.4 million would have been paid in cash installments through 2021, with the majority of the payments to be paid in the last five years. The KLC stock certificates were issued on February 7, 2013 and are now being secured at the Korean Securities Depository until August 7, 2013, the date on which we would have been able to take possession of the share certificates.

As the settlement effectively terminated the charter with KLC, the Company released $3.5 million of bunker liabilities and an aggregate $13.7 million balance related to deferred revenue and to the unamortized fair value of charters below and above contract value. The Company valued the equity received from KLC at $5.9 million and the note receivable at $2.7 million. The Company has recorded revenue associated with the termination of $32.8 million related to amounts previously owed but not recognized and a termination gain of $3.3 million.

On March 28, 2013, the Korean court approved an amendment to the KLC termination agreement after receiving a favorable vote from the concerned parties. The amendment included a 1 to 15 reduction to the number of KLC shares outstanding at that date and also reduced our long-term receivable by 90% substituting that portion of the commitment with the issuance of 538,751 shares of equity at a date to be determined in the second quarter. We evaluated the fair value of the common shares to be issued and the impact to our long-term receivable and determined that the aggregate value exceeded the carrying value of our long-term note receivable recorded in January of 2013; therefore, we did not have a loss on that transaction. Under our accounting policy, any gain on that transaction should be recorded upon settlement. As 90% of the long-term note receivable was now to be paid in equity in the second quarter of 2013, we reclassified that portion as a current asset in the “Investment and other current asset” line of our balance sheet at March 31, 2013. We considered the March 28, 2013 decision by KLC to dilute the value of previously issued KLC shares to be a triggering event requiring the evaluation of whether a permanent decrease in value had occurred. We considered that a permanent decrease in value had occurred and as of March 31, 2013, we recognized the change in the fair value of our existing KLC shares as other-than-temporary and recorded in other expense a loss of approximately $3.0 million.

On May 9th of 2013, the shares in KLC stock certificates were issued and are now being secured at the Korean Securities Depository until November 11, 2013, the date on which we will be able to take possession of the share certificates. As a result of the shares trading at an amount in excess of what we had recorded our note receivable at in January 2013, we expect to recorded an incremental gain in the second quarter of 2013. As of May 9th KLC share price was approximately $53.50 per share.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of March 31, 2013:

Vessel	Year Built	Dwt	Charter Expiration(1)	Daily Charter Hire Rate

Avocet	2010	53,462	Apr 2013	Voyage(2)

Bittern	2009	57,809	May 2013	$8,150

Canary	2009	57,809	Apr 2013	$7,100(2)

Cardinal	2004	55,362	May 2013	$8,000

Condor	2001	50,296	Apr 2013	$4,700(2)

Crane	2010	57,809	Apr 2013	$7,500(2)

Crested Eagle	2009	55,989	May 2013	$11,000

Crowned Eagle	2008	55,940	-	Spot

Egret Bulker	2010	57,809	July 2013	$10,250

Falcon	2001	50,296	May 2013	$7,200

Gannet Bulker	2010	57,809	Apr 2013	$10,000(2)

Golden Eagle	2010	55,989	May 2013	$12,400

Goldeneye	2002	52,421	May 2013	Index(3)

Grebe Bulker	2010	57,809	Apr 2013	$15,000(2)

Harrier	2001	50,296	May 2013	$10,000

Hawk I	2001	50,296	Apr 2013	Voyage(2)

Ibis Bulker	2010	57,775	Jun 2013	$8,900

Imperial Eagle	2010	55,989	Apr 2013	$11,150(2)

Jaeger	2004	52,248	Apr 2013	$13,000(2)

Jay	2010	57,802	Apr 2013	Voyage(2)

Kestrel I	2004	50,326	Apr 2013	$9,500(2)

Kingfisher	2010	57,776	Apr 2013	Voyage(2)

Kite	1997	47,195	Apr 2013	Voyage(2)

Kittiwake	2002	53,146	Aug 2013	$9,500

Martin	2010	57,809	Apr 2013	Voyage(2)

Merlin	2001	50,296	Apr 2013	$10,000(2)

Nighthawk	2011	57,809	May 2013	$8,350

Oriole	2011	57,809	Apr 2013	$7,000(2)

Osprey I	2002	50,206	Apr 2013	$8,000(2)

Owl	2011	57,809	Apr 2013	$12,500(2)

Peregrine	2001	50,913	Jun 2013	$8,250

Petrel Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Puffin Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Redwing	2007	53,411	Apr 2013	$9,800(2)

Roadrunner Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Sandpiper Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Shrike	2003	53,343	Apr 2013	Voyage(2)

Skua	2003	53,350	Apr 2013	$4,500(2)

Sparrow	2000	48,225	Jun 2013	$8,400

Stellar Eagle	2009	55,989	Nov 2013	Index(3)

Tern	2003	50,200	Apr 2013	12,000(2)

Thrasher	2010	53,360	May 2013	$12,500

Thrush	2011	53,297	Apr 2013	$13,000(2)

Woodstar	2008	53,390	-	Spot(2)

Wren	2008	53,349	Apr 2013	$10,500(2)

(1)	The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 0.625% to 5.00%, to third party ship brokers.
(2)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months.
(3)	Index, an average of the trailing Baltic Supramax Index.
(4)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.

Fleet Management

The management of our fleet includes the following functions:

•	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
•	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

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

Technical Management

The technical management of a portion of our fleet is provided by our unaffiliated third party technical managers, V.Ships and Anglo Eastern International Ltd., that we believe are two of the world's largest providers of independent ship management and related services. We have also set up our own in-house technical management capability, through which we provide technical management services to portion of our vessels, in order to establish a vessel management bench-mark with the external technical managers. We review the performance of the managers on an annual basis and may add or change technical managers.

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

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended March 31, 2013 and 2012, the technical management fee averaged $10,315 and $10,194 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded under Vessel Expenses.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim, unaudited, consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

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

Results of Operations for the three month periods ended March 31, 2013 and 2012:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended
	March 31, 2013	March 31, 2012
Ownership Days	4,050	4,095
Chartered-in under operating lease Days	-	32
Available Days	4,030	4,094
Operating Days	3,992	4,041
Fleet Utilization	99.1%	98.7%

•             Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the three month period ended March 31, 2013, were 45 days lower when compared with the corresponding period in 2012.

•             Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

•             Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three-month period ended March 31, 2013, the Company drydocked one vessel as compared to two in the comparable period in 2012.

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

Revenues

Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 0.625% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Gross time and voyage charter revenues in the quarter ended March 31, 2013 were $73,618,991, compared with $54,823,130 recorded in the comparable quarter in 2012. The increase in revenue is attributable to the settlement agreement with KLC, pursuant to which the Company recognized revenue of approximately $32.8 million, offset by lower charter rates earned by the fleet and a marginal decrease in voyage charter revenues. Gross revenues recorded in the quarter ended March 31, 2013 and 2012, include an amount of $10,280,559 and $1,228,764, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired of which $10,106,247 relates to the KLC settlement agreement in the quarter ended March 31, 2013.. Brokerage commissions incurred on revenues earned in the quarter ended March 31, 2013 and 2012 were $1,396,638 and $2,206,730, respectively. Net revenues during the quarter ended March 31, 2013 and 2012, were $72,222,353 and $52,616,400, respectively.

Voyage expenses

Voyage expenses for the three-month period ended March 31, 2013 were $8,204,657, compared to $7,017,793 in the comparable quarter in 2012.

Vessel Expenses

Vessel expenses for the three-month period ended March 31, 2013 were $20,494,412, compared to $22,442,062 in the comparable quarter in 2012. Vessel expenses for the three-month period ended March 31, 2013 included $19,108,458 in vessel operating costs and $1,385,954 in technical management fees. Vessel expenses for the comparable period in 2012 included $21,076,357, in vessel operating costs and $1,365,705 in technical management fees.

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

Other factors beyond our control, some of which may affect the shipping industry in general, may cause vessel operating expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Charter hire expenses

No charter hire expenses were incurred for the three-month period ended March 31, 2013, compared with $590,484 in the comparable period in 2012.

Depreciation and Amortization

For the three-month periods ended March 31, 2013 and 2012, total depreciation and amortization expense were $18,936,577 and $19,433,357, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2013 includes $18,515,090 of vessel and other fixed assets depreciation, and $421,487 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended March 31, 2012 were $18,728,907 of vessel and other fixed assets depreciation and $704,450 of amortization of deferred drydocking costs. The decrease in depreciation and amortization expense is attributable to a lower drydock amortization.

The cost of all vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 28 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $150 per lightweight ton, which we believe is common in the dry bulk shipping industry. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. The Company anticipates that vessels are to be drydocked every two and a half years and, accordingly, these expenses are deferred and amortized over that period.

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our debt agreement and are amortized over the life of the facility. In connection with the Fourth Amended and Restated Credit Facility entered into on June 20, 2012, the Company recorded $12,636,295 in deferred financing costs and a fair value of the Warrant Shares of $7,241,743 that amortize over the life the term credit agreement. For the three-month periods ended March 31, 2013 and 2012, the amortization of deferred financing costs allocated to the vessels in operation was $2,075,338 and $1,135,491, respectively.

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

General and administrative expenses for the three-month periods ended March 31, 2013, and 2012, were $3,116,337 and $10,634,660, respectively. These general and administrative expenses include a non-cash compensation component of $1,955,391 and $2,082,025, respectively. The decrease in general and administrative expenses for the three-month period ended March 31, 2012, is primarily attributable to a reduction in the allowance for accounts receivable of approximately $3,438,145, lower professional fee costs and lower compensation expenses.

Other

For the three-month periods ended March 31, 2013, we recorded a gain of approximately $3.3 million from cancellation of the KLC agreement.

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

Our term loan agreement requires us to comply with financial covenants based on debt and interest ratio with extraordinary or exceptional items, interest, taxes, non-cash compensation, depreciation and amortization (“Credit Agreement EBITDA”). Therefore, we believe that this non-U.S. GAAP measure is important for our investors as it reflects our ability to meet our covenants. The following table is a reconciliation of net income/ (loss), as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

	Three Months Ended
	March 31,2013	March 31,2012
Net Income/(Loss)	$1,374,270	$(17,433,529)
Interest Expense	20,539,035	10,960,910
Depreciation and Amortization	18,936,577	19,433,357
Amortization of fair value (below) above market of time charter acquired	(10,280,559)	(1,228,764)
EBITDA	30,569,323	11,731,974

Non-cash Compensation Expense (1)	1,955,391	2,082,025
Credit Agreement EBITDA	$32,524,714	$13,813,999

(1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the three-month period ended March 31, 2013, was $1,248,839, compared with net cash provided by operating activities of $2,653,413 during the corresponding three-month period ended March 31, 2012. The decrease was primarily due to lower rates on charter renewals.

Net cash used by investing activities during the three-month period ended March 31, 2013, was $49,994, compared with net cash provided by investing activities of $338,400 during the corresponding three-month period ended March 31, 2012.

Net cash used by financing activities during the three-month period ended March 31, 2013, was $48,000, compared to none in 2012.

As of March 31, 2013, our cash balance was $19,270,813, compared to a cash balance of $18,119,968 at December 31, 2012. Also recorded in Restricted Cash is an amount of $276,056, which collateralizes letters of credit relating to our office leases.

At March 31, 2013, the Company’s debt consisted of $1,129,478,741 in term loans and $22,561,496 paid-in-kind loans.

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of March 31, 2013 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $22,561,496 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,636,295 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

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

As discussed above, the Fourth Amended and restated Credit Facility has financial covenants that begin in 2013 and get increasingly tighter with each progressive quarter. The covenants are primarily driven off of a trailing twelve month calculation of EBITDA. In order to remain in compliance with our covenants, charter hire rates, the primary driver of our EBITDA, must increase over time. Charter hire rates have been driven down during the recession and have been volatile. Despite relatively low charter hire rates in the last part of 2012 and the first weeks of 2013, the Company estimates that it will meet all of its covenants in 2013, based on the current dry bulk rates that have been in effect for March 2013 and April 2013 and cost cutting measures that the Company has put in place. Such cost cutting measures include but are not limited to reductions in labor costs, upgrades and new equipment expenses. However, if the current charter hire rate does not improve for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under our credit agreement at or after March 31, 2014; and, if charter hire rates deteriorate significantly from current levels or if we are unable to achieve our cost cutting measures, the Company may not be in compliance with the maximum leverage ratio or the minimum interest coverage ratio covenants in 2013.

If the Company does not comply with these covenants, which would constitute events of default under our credit agreement, the Company would seek to obtain a waiver or modification to the credit agreement from our creditors, however there is no guarantee that we would receive such a waiver or that such a waiver would be on terms or conditions that would be acceptable to the Company. If we were to be unable to cure an event of default our debt could be called by the banks and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital.

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

Dividends

The Company did not make any dividend payments in 2013 or 2012.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2013:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Bank Loans	$-	$-	$1,129,479	$-	$1,129,479
PIK loan	-	-	100,965	-	100,965
Interest and borrowing fees (1)	44,653	75,599	-	-	120,252
Chartering agreement (2,3)	-	9,045	9,855	15,593	34,493
Office lease (4)	1,237	2,223	2,211	197	5,868

Total	$45,890	$86,867	$1,242,510	$15,790	$1,391,057

(1)	The Company is a party to floating-to-fixed interest rate swaps covering an aggregate notional amount of $84,800,000.
(2)	Does not include the Company’s obligations of charter- in vessels for periods of less than one year.
(3)	On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May and October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day.
(4)	Remainder of the lease on the office space which we occupy.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date of the next scheduled drydock. One vessel drydocked in the three months ended March 31, 2013. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2013	44	$1.20 million
September 30, 2013	22	$0.60 million
December 31, 2013	44	$1.20 million
March 31, 2014	44	$1.20 million

(1) Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.

(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to Note 6 “Legal Proceeding” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

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

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817), filed with the SEC on June 20, 2005.
3.2	Articles of Amendment to the Company's Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on May 23, 2012.
3.3	Amended and Restated Bylaws of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.
3.4	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A of Eagle Bulk Shipping Inc., filed with the SEC on November 13, 2007.
4.1	Form of Common Stock Share Certificate of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.
4.2	Form of Senior Indenture, incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 of Eagle Bulk Shipping Inc. (Registration No. 333-139745), filed with the SEC on December 29, 2006.
4.3	Form of Subordinated Indenture, , incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 of Eagle Bulk Shipping Inc. (Registration No. 333-139745), filed with the SEC on December 29, 2006.
4.4	Form of Subordinated Indenture, , incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 of Eagle Bulk Shipping Inc. (Registration No. 333-139745), filed with the SEC on December 29, 2006.
4.5	Amended and Restated Rights Agreement, dated as of June 20, 2012, between Eagle Bulk Shipping Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc. filed with the SEC on June 20, 2012.
10.1	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.
10.2	Form of Management Agreement with V Ships Management Ltd.., incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.
10.3	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ending September 30, 2007, filed on November 9, 2007.
10.4	Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.
10.5	Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on June 20, 2008.
10.6	Eagle Bulk Shipping Inc. 2009 Stock Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A of Eagle Bulk Shipping Inc., filed with the SEC on April 10, 2009.
10.7	Eagle Bulk Shipping Inc. 2009 Stock Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A of Eagle Bulk Shipping Inc., filed with the SEC on April 10, 2009.
10.8	Sixth Amendatory Agreement and Commercial Framework Implementation Agreement, dated as of September 26, 2011, as supplemented, among Eagle Bulk Shipping Inc., as Borrower, the certain subsidiaries of the Borrower, as Guarantors, the banks and financial institutions party thereto, as Lenders, and the Royal Bank of Scotland plc, as Arranger, Bookrunner, Swap Bank, Agent and Security Trustee, incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K/A of Eagle Bulk Shipping Inc. for the fiscal year ended December 31, 2011, filed with the SEC on March 16, 2012.
10.9	Eagle Bulk Shipping Inc. 2011 Stock Incentive Plan., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 17, 2011.
10.10	Fourth Amended and Restated Credit Agreement, dated as of June 20, 2012, for Eagle Bulk Shipping Inc., arranged by The Royal Bank of Scotland plc with The Royal Bank of Scotland plc acting as Agent and Security Trustee, incorporated by reference to Exhibit 10.12 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.
10.11	Warrant Agreement, dated June 20, 2012, by and between Eagle Bulk Shipping Inc., as the Issuer, and the Lender Holders, as Holders, incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.
10.12	Warrant Agreement, dated June 20, 2012, by and between Eagle Bulk Shipping Inc., as the Issuer, and the Lender Holders, as Holders, incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles N. Zoullas
Sophocles N. Zoullas
Chairman of the Board and
Chief Executive Officer
Date: May 15, 2013

By:	/s/ Adir Katzav
Adir Katzav
Chief Financial Officer
and Principal Accounting Officer
Date: May 15, 2013

