Form 10-Q
period 2013-06-30
Eagle Bulk Shipping Inc.
filed 2013-08-12
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                     NO     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $0.01 per share, 16,658,417 shares outstanding as of August 12, 2013.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$19,621,006	$18,119,968
Accounts receivable, net	12,973,504	9,303,958
Prepaid expenses	4,120,630	3,544,810
Inventories	11,815,111	12,083,125
Investment	33,939,835	197,509
Fair value above contract value of time charters acquired	-	549,965
Total current assets	82,470,086	43,799,335
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $351,835,709 and $314,700,681, respectively	1,677,264,725	1,714,307,653
Other fixed assets, net of accumulated amortization of $606,606 and $515,896, respectively	360,793	447,716
Restricted cash	66,243	276,056
Deferred drydock costs	2,699,884	2,132,379
Deferred financing costs	20,946,561	25,095,469
Fair value above contract value of time charters acquired	—	2,491,530
Other assets	844,266	594,012
Total noncurrent assets	1,702,182,472	1,745,344,815
Total assets	$1,784,652,558	$1,789,144,150
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,236,022	$10,235,007
Accrued interest	996,242	2,430,751
Other accrued liabilities	10,791,942	14,330,141
Deferred revenue and fair value below contract value of time charters acquired	—	3,237,694
Unearned charter hire revenue	3,904,870	3,755,166
Fair value of derivative instruments	657,346	2,243,833
Total current liabilities	24,586,422	36,232,592
Noncurrent liabilities:
Long-term debt	1,129,478,741	1,129,478,741
Payment-in-kind loans	29,853,031	15,387,468
Deferred revenue and fair value below contract value of time charters acquired	—	13,850,772
Total noncurrent liabilities	1,159,331,772	1,158,716,981
Total liabilities	1,183,918,194	1,194,949,573
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 16,658,417 and 16,638,092 shares issued and outstanding, respectively	166,581	166,378
Additional paid-in capital	765,999,866	762,313,030
Retained earnings (net of historical dividends declared of $262,118,388)	(166,940,186)	(165,275,389)
Accumulated other comprehensive income (loss)	1,508,103	(3,009,442)
Total stockholders' equity	600,734,364	594,194,577
Total liabilities and stockholders' equity	$1,784,652,558	$1,789,144,150

 The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues, net of commissions	$44,240,145	$48,537,233	$116,462,498	$101,153,633

Voyage expenses	7,400,902	6,888,920	15,605,559	13,890,624
Vessel expenses	20,833,766	23,869,262	41,328,178	46,311,324
Charter hire expenses	—	—	—	606,573
Depreciation and amortization	19,159,955	19,427,957	38,096,532	38,861,314
General and administrative expenses	4,815,997	9,419,220	7,932,334	20,053,880
Gain on time charter agreement termination	(25,629,584)	—	(28,961,276)	—
Total operating expenses	26,581,036	59,605,359	74,001,327	119,723,715

Operating income (loss)	17,659,109	(11,068,126)	42,461,171	(18,570,082)

Interest expense	20,689,110	12,053,342	41,228,145	23,014,252
Interest income	(4,284)	(8,153)	(68,454)	(16,191)

Other (Income) expense	13,350	(7,076)	2,966,277	(1,028,375)
Total other expense, net	20,698,176	12,038,113	44,125,968	21,969,686

Net loss	$(3,039,067)	$(23,106,239)	$(1,664,797)	$(40,539,768)

Weighted average shares outstanding:
Basic	16,968,750	15,880,392	16,967,418	15,815,594
Diluted	16,968,750	15,880,392	16,967,418	15,815,594

Per share amounts:
Basic net loss	$(0.18)	$(1.46)	$(0.10)	$(2.56)
Diluted net loss	$(0.18)	$(1.46)	$(0.10)	$(2.56)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net loss	$(3,039,067)	$(23,106,239)	$(1,664,797)	$(40,539,768)

Other comprehensive income:
Change in unrealized gain/(loss) on investment	2,165,450	(514,508)	2,165,450	(760,842)
Realized loss on investment	—	—	765,609	—
Net unrealized gain on derivatives	763,264	1,822,164	1,586,486	3,262,494
Total other comprehensive income	2,928,714	1,307,656	4,517,545	2,501,652

Comprehensive (loss) income	$(110,353)	$(21,798,583)	$2,852,748	$(38,038,116)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Common shares	Common shares amount	Additional paid-in capital	Net Loss	Accumulated deficit	Other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2012	16,638,092	$166,378	$762,313,030		$(165,275,389)	$(3,009,442)	$594,194,577
Net Loss	—	—	—	$(1,664,797)	(1,664,797)	—	(1,664,797)
Change in unrealized gain on investment	—	—	—	—	—	2,165,450	2,165,450
Realized loss on investment	—	—	—	—	—	765,609	765,609
Net unrealized gain on derivatives	—	—	—	—	—	1,586,486	1,586,486
Vesting of restricted shares, net of shares withheld for employee tax	20,325	203	(78,738)				(78,535)
Non-cash compensation	—	—	3,765,574	—	—	—	3,765,574

Balance at June 30, 2013	16,658,417	$166,581	$765,999,866		$(166,940,186)	$1,508,103	$600,734,364

The accompanying notes are an integral part of these Consolidated Financial Statements.

 EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(1,664,797)	$(40,539,768)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Items included in net loss not affecting cash flows:
Depreciation	37,225,738	37,456,975
Amortization of deferred drydocking costs	870,794	1,404,339
Amortization of deferred financing costs	4,164,908	2,332,293
Amortization of fair value below contract value of time charter acquired	(10,280,559)	(2,434,040)
Payment-in-kind interest on debt	14,465,563	707,688
Unrealized gain from forward freight agreements, net	—	246,110
Investment	(4,925,953)	—
Realized loss from investment	2,966,277	—
Proceeds from sale of investment	109,685	—
Gain on time charter agreement termination	(28,961,276)	—
Allowance for accounts receivable	—	5,339,080
Non-cash compensation expense	3,765,574	4,881,924
Drydocking expenditures	(1,438,299)	(1,168,164)
Changes in operating assets and liabilities:
Accounts receivable	(3,669,546)	(1,628,529)
Other assets	(250,254)	305,195
Prepaid expenses	(575,820)	(1,078,275)
Inventories	268,014	(1,498,568)
Accounts payable	(1,998,985)	(4,013,683)
Accrued interest	(1,434,509)	251,796
Accrued expenses	(3,506,199)	(21,678)
Deferred revenue	(3,766,413)	(312,865)
Unearned revenue	149,704	(1,693,190)
Net cash provided by (used in) operating activities	1,513,647	(1,463,360)

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(92,100)	(58,520)
Purchase of other fixed assets	(3,787)	(10,141)
Changes in restricted cash	209,813	378,527
Net cash provided by investing activities	113,926	309,866

Cash flows from financing activities:
Deferred financing costs	(48,000)	(6,773,199)
Cash used to settle net share equity awards	(78,535)	—
Net cash used in financing activities	(126,535)	(6,773,199)

Net increase / (decrease) in cash	1,501,038	(7,926,693)
Cash at beginning of period	18,119,968	25,075,203
Cash at end of period	$19,621,006	$17,148,510

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

As of June 30, 2013, the Company owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately six years.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

% of Consolidated Charter Revenue
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Charterer
Charterer A	-	-	27%	-
Charterer B	-	10%	-	-
Charterer C	15%	27%	13%	26%
Charterer D	-	11%	-	11%

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

Liquidity

As further described in Note 4, the Fourth Amended and Restated Credit Facility (as defined in Note 4 and also referred to herein as the “credit agreement”) has financial covenants that begin in 2013 and get increasingly tighter with each progressive quarter. The covenants are primarily driven off of a trailing twelve month calculation of EBITDA. In order to remain in compliance with our covenants, charter hire rates, the primary driver of our EBITDA, must increase over time. Charter hire rates have been driven down during the recession and have been volatile. Despite relatively low charter hire rates in the last part of 2012 and the first two quarters of 2013, the Company estimates that it will meet all of its covenants in 2013, based on the current dry bulk rates that have been in effect from March 2013 and cost cutting measures that the Company has put in place. Such cost cutting measures include but are not limited to reductions in labor costs, upgrades and new equipment expenses. However, if the current charter hire rates do not improve for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under the Fourth Amended and Restated Credit Facility at or after March 31, 2014; and, if charter hire rates deteriorate significantly from current levels or if we are unable to achieve our cost cutting measures or if we realized losses on our Korea Lines Corporation available for sale investment, the Company may not be in compliance with the maximum leverage ratio covenant in 2013.

If the Company does not comply with the financial covenants contained in the Fourth Amended and Restated Credit Facility, which non-compliance would constitute an event of default under the credit agreement, the Company would seek to obtain a waiver or modification to the credit agreement from our creditors, however there is no guarantee that we would receive such a waiver or that such a waiver would be on terms or conditions that would be acceptable to the Company. If we were to be unable to cure an event of default, our debt could be called by the banks and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital. If the Company were unable to obtain a waiver or modification of the credit agreement or obtain such alternate financing or additional capital, there is substantial doubt about the Company's ability to continue as a going concern. The Company’s credit agreement is described further in Note 4.

Korea Line Corporation

Since January 2011, Korea Lines Corporation (“KLC”), one of our charterers, has been operating under protective receivership in Seoul, South Korea. Since the fourth quarter of 2011, KLC had not been performing in accordance with the $17,000 per vessel per day shortfall arrangement on 13 of our vessels. As a result we were not recording revenue associated with those amounts owed as collectability was not assured.

On January 3, 2013, a comprehensive termination agreement between the Company and KLC became effective, pursuant to which we agreed to accept $63.7 million on a non-interest bearing installment note and 1,224,094 common shares of KLC stock as compensation for the early termination of our 13 charters with KLC. Under the termination agreement, cash payments of $10.3 million were paid in the first quarter of 2013, and the balance of $53.4 million would have been paid in cash installments through 2021, with the majority of the payments to be paid in the last five years. The KLC stock certificates were issued on February 7, 2013 and were secured at the Korean Securities Depository for six months. On August 7, 2013, we took possession of the share certificates.

As the settlement effectively terminated the charters with KLC, the Company released $3.5 million of bunker liabilities and an aggregate $13.7 million balance related to deferred revenue and to the unamortized fair value of charters below and above contract value. The Company valued the equity received from KLC at $5.9 million and the note receivable at $2.7 million. In the first quarter of 2013, the Company recorded revenue associated with the termination of $32.8 million related to amounts previously owed but not recognized and a termination gain of $3.3 million.

On March 28, 2013, the Korean court approved an amendment to the KLC termination agreement after receiving a favorable vote from the concerned parties. The amendment included a 1 to 15 reduction to the number of KLC common shares outstanding at that date and also reduced our long-term receivable by 90%, substituting that portion of the commitment with 538,751 additional common shares of KLC to be issued to the Company at a date to be determined in the second quarter. We evaluated the fair value of the additional KLC common shares to be issued and the impact to our long-term receivable and determined that the aggregate value exceeded the carrying value of our long-term note receivable recorded in January of 2013; therefore, we did not have a loss on that transaction. Under our accounting policy, any gain on that transaction should be recorded upon settlement. As 90% of the long-term note receivable was now to be paid in equity in the second quarter of 2013, we reclassified that portion as a current asset in the “Investment” line of our balance sheet at March 31, 2013. We considered the March 28, 2013 decision by KLC to dilute the value of previously issued KLC shares to be a triggering event requiring the evaluation of whether a permanent decrease in value had occurred. We determined that a permanent decrease in value had occurred and as of March 31, 2013, we recognized the change in the fair value of our existing KLC shares as other-than-temporary and recorded in other expense a loss of approximately $3.0 million.

On May 9, 2013 the 538,751 additional KLC common shares were issued to the Company and are being secured at the Korean Securities Depository until November 11, 2013, the date on which we will be able to take possession of the share certificates. These shares replace the note receivable recorded pursuant to the January 3, 2013, termination agreement. The fair market value of the shares upon issuance was in excess of the fair value of the receivable. As a result, we recorded an incremental gain of $25.6 million in the second quarter of 2013.

The KLC stock held by the Company is designated as Available for sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. On June 30, 2013, the fair value of the KLC stock held by the Company was $33.9 million.

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

Note 3. Vessels

Vessel and Vessel Improvements

At June 30, 2013, the Company’s operating fleet consisted of 45 dry bulk vessels.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2012	$1,714,307,653
Purchase of Vessel Improvements	92,100
Depreciation Expense	(37,135,028)
Vessels and Vessel Improvements, at June 30, 2013	$1,677,264,725

Note 4. Debt

Debt consists of the following:

	June 30, 2013	December 31, 2012
Term loans	$1,129,478,741	$1,129,478,741
Payment-in-kind loans	29,853,031	15,387,468
Long-term debt	$1,159,331,772	$1,144,866,209

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of June 30, 2013, the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $29,853,031 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,636,295 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

In addition, the Fourth Amended and Restated Credit Agreement replaces the previously existing financial covenants and substitutes them with new covenants, which require the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement) on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013, of 13.9:1, December 31, 2013, of 12.3:1, March 31, 2014 of 10.6:1, June 30, 2014 of 9.2:1, September 30, 2014 of 8.5:1, December 31, 2014 of 8.1:1, March 31, 2015 of 7.8:1, June 30, 2015 of 7.6:1, September 30, 2015 of 7.5:1, and December 31, 2015 of 7.3:1 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017; (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013, of 130%, September 30, 2013, of 140%, December 31, 2013, of 160%, March 31, 2014 of 180%, June 30, 2014 of 200%, September 30, 2014 of 210%, December 31, 2014 of 220%, March 31, 2015 of 220%, June 30, 2015 of 220%, September 30, 2015 of 220%, and December 31, 2015 of 220% and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017; (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes; and (iv) maintain a maximum collateral coverage ratio, commencing in the quarterly period ending September 30, 2014, of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017. Refer to Note 1 - General Information- Liquidity note for further information regarding compliance with our covenants.

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

For the six months ended June 30, 2013, interest rates on the outstanding debt ranged from 3.66% to 7.40%, including a margin of 2.50% over LIBOR for the period up to June 19, 2012 and a margin of 3.50% over LIBOR thereafter. The weighted average effective interest rate was 3.99%.

Interest Expense, exclusive of the PIK loans, consisted of:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Loan Interest	$18,599,540	$10,856,540	$37,063,237	$20,681,959
Amortization of Deferred Financing Costs	2,089,570	1,196,802	4,164,908	2,332,293
Total Interest Expense	$20,689,110	$12,053,342	$41,228,145	$23,014,252

Interest paid, exclusive of the PIK loans, in the six-month periods ended June 30, 2013 and 2012 amounted to $24,032,183 and $19,722,475, respectively.

Note 5. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. The following table summarizes the interest rate swaps in place as of June 30, 2013 and December 31, 2012.

Notional Amount Outstanding – June 30, 2013	Notional Amount Outstanding – December 31, 2012	Fixed Rate	Maturity
$-	$81,500,000	3.895%	01/2013
84,800,000	84,800,000	3.900%	09/2013
$84,800,000	$166,300,000

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. No portion of the cash flow hedges was ineffective during the period ended June 30, 2013. Accordingly, liabilities of $657,346 and $2,243,833 have been recorded in Fair value of derivative instruments in the Company’s balance sheets as of June 30, 2013 and December 31, 2012, respectively.

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”), bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and/or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of June 30, 2013 and December 31, 2012, the Company does not have any open positions and no fair value for derivative instruments is reflected in the accompany balance sheets.

Tabular disclosure of derivatives location

No portion of the cash flow hedges shown below was ineffective during the period ended June 30, 2013. The effect of cash flow hedging relationships on the balance sheets as of June 30, 2013 and December 31, 2012, and the statement of operations for the periods ended June 30, 2013 and 2012 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	June 30, 2013	December 31, 2012

Interest rate swaps	$(657,346)	$(2,243,833)

Total	$(657,346)	$(2,243,833)

The effect of derivative instruments on statements of operations:

		Effected Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Derivatives designated as hedging instruments
Interest rate swaps	Interest expense	$(776,172)	$(1,861,660)	$(1,627,154)	$(3,725,606)

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Derivatives not designated as hedging instruments
FFAs, bunker swaps, freight and bunker derivatives	Other income	—	$7,076	—	$1,028,375

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined by the terms of the respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of June 30, 2013 and December 31, 2012, the Company had no outstanding amounts paid as collateral related to the derivative fair value positions.

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

Investment— include our available-for-sale securities that are traded in active market internationally. The fair value is measured by using closing stock price from active market.

The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts, restricted cash accounts and investment.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our term loan account.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$33,939,835	—	—	$197,509	—	—
Liabilities:
Interest rate swaps	—	$657,346	—	—	$2,243,833	—

Note 6. Accounts Receivable

Accounts receivable for the periods ended June 30, 2013 and December 31, 2012 include allowance for doubtful accounts of $5,351,609, respectively.

Note  7. Commitments and Contingencies

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

Following the motion for summary judgment with respect to the June 13, 2011 federal action and mediation of the matter, on June 14, 2013 the parties therein moved for an order granting a proposed settlement (the "Proposed Settlement"), which, if approved, would act to settle each of the above-referenced actions.  The Proposed Settlement contains a denial by all defendants of wrongdoing and liability and mutual releases between and amongst the parties.  It also provides for certain changes to the Company's policies concerning director and executive compensation and certain other corporate governance policies with which plaintiffs in those actions had taken issue. The Proposed Settlement permits Plaintiffs' counsel to request an award of attorneys' fees and expenses which, in the aggregate, does not exceed $1.575 million, which if approved would be paid by the insurance and, in part, by the Company.  A hearing on the Proposed Settlement is currently set to be had on September 4, 2013.

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $10,315 and $10,367 per vessel during the six months ended June 30, 2013 and 2012, respectively.

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

Note 8. Related Party Transactions

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

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. Total management fees for the periods ended June 30, 2013 and 2012 amounted to $1,090,044 and $1,090,044, respectively. The advanced balance received from Delphin on account for the management of its vessels as of June 30, 2013 amounted to $46,636. The total reimbursable expenses for the periods ended June 30, 2013 and 2012 amounted to $159,511 and $195,836, respectively. The balance due from Delphin as of June 30, 2013 amounted to $243,341. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 9. Earnings Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the period ended June 30, 2013, includes the weighted average underlying Warrant Shares issuable upon exercise of the 327,978 warrants at the exercise price of $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of June 30, 2013, does not include 303,664 restricted stock units and 1,908,371 stock options as their effect was anti-dilutive. Diluted net loss per share as of June 30, 2012, does not include 657,962 restricted stock units and 350,210 stock options as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30,2013	June 30, 2012
Net loss	$(3,039,067)	$(23,106,239)	$(1,664,797)	$(40,539,768)
Weighted Average Shares – Basic	16,968,750	15,880,392	16,967,418	15,815,594
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares - Diluted	16,968,750	15,880,392	16,967,418	15,815,594
Basic Earnings Per Share	$(0.18)	$(1.46)	$(0.10)	$(2.56)
Diluted Earnings Per Share	$(0.18)	$(1.46)	$(0.10)	$(2.56)

Note 10. Stock Incentive Plans

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

As of June 30, 2013, RSUs covering a total of 303,664 of the Company’s shares are outstanding. The restricted stock units (“RSUs”) are vest ratably between three to five years. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSUs are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the six months ended June 30, 2013 and 2012, the amortization charge was $3,086,775 and $4,133,972, respectively. The remaining expense for each of the years ending 2013 and 2014 will be $789,259 and $532,905, respectively.

As of June 30, 2013 and December 31, 2012, options covering 1,908,371 and 1,908,371, respectively, of the Company’s common shares are outstanding with exercise prices ranging from $3.34 to $87.52 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management under the 2005 Plan and 2009 Plan vest and become exercisable over three years. The options granted to members of its management under the 2011 Plan vest in four equal annual installments beginning on the grant date. All options expire between five to ten years from the date of grant. For the six months ended June 30, 2013 and 2012, the Company has recorded a non-cash compensation charge from stock options of $678,799 and $747,952, respectively. The remaining expense for each of the years ending 2013, 2014 and 2015 will be $309,702, $432,310 and $123,032 respectively.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Stock Option Plans	$338,128	$747,952	$678,799	$747,952
Restricted Stock Grants	1,472,055	2,051,947	3,086,775	4,133,972
Total Non-cash compensation expense	$1,810,183	$2,799,899	$3,765,574	$4,881,924

As of June 30, 2013, Dividend Equivalent Rights Awards (“DERs”) equivalent to 147,667 of the Company’s common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. For the six and three months ended June 30, 2013 and 2012, no compensation expenses were recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the six-month periods ended June 30, 2013 and 2012. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

As of June 30, 2013, we owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately six years.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

On June 20, 2012, we entered into a Fourth Amended and Restated Credit Agreement, as discussed in Note 4 to the consolidated financial statements included in this Quarterly Report and the section entitled “Liquidity and Capital Resources” below.

On January 3, 2013, a comprehensive termination agreement between the Company and KLC became effective, pursuant to which we agreed to accept $63.7 million on a non-interest bearing installment note and 1,224,094 common shares of KLC stock as compensation for the early termination of our 13 charters with KLC. Under the termination agreement, cash payments of $10.3 million were paid in the first quarter of 2013, and the balance of $53.4 million would have been paid in cash installments through 2021, with the majority of the payments to be paid in the last five years. The KLC stock certificates were issued on February 7, 2013 and were secured at the Korean Securities Depository for six months. On August 7, 2013, we took possession of the share certificates.

As the settlement effectively terminated the charters with KLC, the Company released $3.5 million of bunker liabilities and an aggregate $13.7 million balance related to deferred revenue and to the unamortized fair value of charters below and above contract value. The Company valued the equity received from KLC at $5.9 million and the note receivable at $2.7 million. The Company has recorded revenue associated with the termination of $32.8 million related to amounts previously owed but not recognized and a termination gain of $3.3 million.

On March 28, 2013, the Korean court approved an amendment to the KLC termination agreement after receiving a favorable vote from the concerned parties. The amendment included a 1 to 15 reduction to the number of KLC common shares outstanding at that date and also reduced our long-term receivable by 90%, substituting that portion of the commitment with 538,751 additional common shares of KLC to be issued to the Company at a date to be determined in the second quarter. We evaluated the fair value of the additional KLC common shares to be issued and the impact to our long-term receivable and determined that the aggregate value exceeded the carrying value of our long-term note receivable recorded in January of 2013; therefore, we did not have a loss on that transaction. Under our accounting policy, any gain on that transaction should be recorded upon settlement. As 90% of the long-term note receivable was now to be paid in equity in the second quarter of 2013, we reclassified that portion as a current asset in the “Investment” line of our balance sheet at March 31, 2013. We considered the March 28, 2013 decision by KLC to dilute the value of previously issued KLC shares to be a triggering event requiring the evaluation of whether a permanent decrease in value had occurred. We determined that a permanent decrease in value had occurred and as of March 31, 2013, we recognized the change in the fair value of our existing KLC shares as other-than-temporary and recorded in other expense a loss of approximately $3.0 million.

On May 9th of 2013, the 538,751 additional KLC common shares were issued to the Company and are being secured at the Korean Securities Depository until November 11, 2013, the date on which we will be able to take possession of the share certificates. As a result of the shares trading at an amount in excess of what we had recorded our note receivable at in January 2013, we recorded an incremental gain of $25.6 million in the second quarter of 2013.

The KLC stock held by the Company is designated as Available for sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. On June 30, 2013, the fair value of the KLC stock held by the Company was $33.9 million.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of June 30, 2013:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Jul 2013	$10,100 (2)

Bittern	2009	57,809	Aug 2013	$7,000

Canary	2009	57,809	Jul 2013	$12,500 (2)

Cardinal	2004	55,362	Jul 2013	$8,000

Condor	2001	50,296	Jul 2013	$10,200 (2)

Crane	2010	57,809	Aug 2013	$9,500

Crested Eagle	2009	55,989	Oct 2013 to Dec 2013	$8,000

Crowned Eagle	2008	55,940	Jul 2013	$7,000 (2)

Egret Bulker	2010	57,809	Aug 2013	$10,250

Falcon	2001	50,296	Jul 2013	$7,200 (2)

Gannet Bulker	2010	57,809	Aug 2013	$6,500

Golden Eagle	2010	55,989	Aug 2013 to Sep 2013	$8,400

Goldeneye	2002	52,421	Aug 2013	$7,150

Grebe Bulker	2010	57,809	-	Spot (2)

Harrier	2001	50,296	Aug 2013 to Nov 2013	$10,750

Hawk I	2001	50,296	Aug 2013 to Sep 2013	$9,000

Ibis Bulker	2010	57,775	Aug 2013	$8,900

Imperial Eagle	2010	55,989	Aug 2013 to Oct 2013	$9,500

Jaeger	2004	52,248	Aug 2013	$6,750

Jay	2010	57,802	Sep 2013	$5,500

Kestrel I	2004	50,326	Jul 2013	Voyage (2)

Kingfisher	2010	57,776	Aug 2013	$12,000

Kite	1997	47,195	Sep 2013	$7,200

Kittiwake	2002	53,146	Jul 2013 to Sep 2013	$9,500

Martin	2010	57,809	Jul 2013 to Sep 2013	$10,250

Merlin	2001	50,296	Aug 2013 to Sep 2013	$9,600

Nighthawk	2011	57,809	Jul 2013	$7,000 (2)

Oriole	2011	57,809	Jul 2013	Voyage (2)

Osprey I	2002	50,206	Sep 2013 to Dec 2013	$10,000

Owl	2011	57,809	Aug 2013	$6,400

Peregrine	2001	50,913	Jul 2013	$8,250 (2)

Petrel Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Puffin Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Redwing	2007	53,411	Jul 2013	Voyage(2)

Roadrunner Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Sandpiper Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Shrike	2003	53,343	Oct 2013 to Dec 2013	$9,200

Skua	2003	53,350	Jul 2013	$7,000

Sparrow	2000	48,225	Jul 2013	Voyage (2)

Stellar Eagle	2009	55,989	Jan 2014 to Feb 2014	Index (3)

Tern	2003	50,200	Jul 2013	Voyage (2)

Thrasher	2010	53,360	Aug 2013	$7,100

Thrush	2011	53,297	Jul 2013	$8,000 (2)

Woodstar	2008	53,390	Aug 2013	$6,400

Wren	2008	53,349	Jul 2013	$5,000 (2)

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

Technical Management

The technical management of a portion of our fleet is provided by our unaffiliated third party technical managers, V.Ships and Anglo Eastern International Ltd., which we believe are two of the world's largest providers of independent ship management and related services. We have also set up our own in-house technical management capability, through which we provide technical management services to a portion of our vessels, in order to establish a vessel management bench-mark with the external technical managers. We review the performance of the managers on an annual basis and may add or change technical managers.

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

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the six-month periods ended June 30, 2013 and 2012, the technical management fee averaged $10,315 and $10,367 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded under Vessel Expenses.

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

Results of Operations for the three and six month periods ended June 30, 2013 and 2012:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Ownership Days	4,095	4,095	8,145	8,190
Chartered-in under operating lease Days	-	-	-	32
Available Days	4,053	4,081	8,083	8,175
Operating Days	4,044	4,062	8,036	8,103
Fleet Utilization	99.8%	99.5%	99.4%	99.1%

•               Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the six month period ended June 30, 2013, were 45 days lower when compared with the corresponding period in 2012.

•               Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

•               Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six-month period ended June 30, 2013, the Company drydocked two vessels as compared to three in the comparable period in 2012.

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

Gross time and voyage charter revenues in the quarter ended June 30, 2013 were $45,842,553, compared with $50,537,281 recorded in the comparable quarter in 2012. The decrease in revenue is attributable to lower time charter rates earned by the fleet. Gross revenues recorded in the quarter ended June 30, 2012 include an amount of $1,205,276 relating to the non-cash amortization of fair value below contract value to time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended June 30, 2013 and 2012 were $1,602,408 and $2,000,048, respectively. Net revenues during the quarter ended June 30, 2013 and 2012 were $44,240,145 and $48,537,233, respectively.

Gross time and voyage charter revenues in the six-month period ended June 30, 2013 were $119,461,544, compared with $105,360,411 recorded in the comparable period in 2012. The increase in revenue is attributable to the settlement agreement with KLC, pursuant to which the Company recognized revenue of approximately $32.8 million, offset by lower time charter rates earned by the fleet. Gross revenues recorded in the period ended June 30, 2013 and 2012, include an amount of $10,280,559 and $2,434,040, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired of which $10,106,247 relates to the KLC settlement agreement in the quarter ended March 31, 2013. Brokerage commissions incurred on revenues earned in the period ended June 30, 2013 and 2012 were $2,999,046 and $4,206,778, respectively. Net revenues during the period ended June 30, 2013 and 2012, were $116,462,498 and $101,153,633, respectively.

Voyage expenses

Voyage expenses for the three-month period ended June 30, 2013 were $7,400,902 compared to $6,888,920 in the comparable quarter in 2012.

Voyage expenses for the six-month period ended June 30, 2013 were $15,605,559 compared to $13,890,624 in the comparable period in 2012.

Vessel Expenses

Vessel expenses for the three-month period ended June 30, 2013 were $20,833,766, compared to $23,869,262 in the comparable quarter in 2012. Vessel expenses for the three-month period ended June 30, 2013 included $19,441,049 in vessel operating costs and $1,392,717 in technical management fees. Vessel expenses for the comparable period in 2012 included $22,463,768, in vessel operating costs and $1,405,494 in technical management fees. The decrease in vessel expenses in the current quarter is attributable to efficiencies achieved through performing in-house technical management by transferring six additional vessels from one of our unaffiliated third party managers.

Vessel expenses for the six-month period ended June 30, 2013 were $41,328,178, compared to $46,311,324 in the comparable quarter in 2012. Vessel expenses for the six-month period ended June 30, 2013 included $38,549,507 in vessel operating costs and $2,778,671 in technical management fees. Vessel expenses for the comparable period in 2012 included $43,540,125, in vessel operating costs and $2,771,199 in technical management fees. The decrease in vessel expenses in the six-month period is attributable to efficiencies achieved through performing in-house technical management by transferring six additional vessels from one of our unaffiliated third party managers. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores, other miscellaneous expenses, and technical management fees paid to our third party managers.

Other factors beyond our control, some of which may affect the shipping industry in general, may cause vessel operating expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Charter hire expenses

No charter hire expenses were incurred for the three-month periods ended June 30, 2013 and June 30, 2012.

Charter hire expenses for the six-month period ended June 30, 2013 were zero, compared to $606,573 in the comparable period in 2012. The decrease in charter hire expenses is attributable to a reduction in chartered-in days for the period ended June 30, 2013 of zero days, compared to 32 days in the comparable period in 2012.

 Depreciation and Amortization

For the three-month periods ended June 30, 2013 and 2012, total depreciation and amortization expense was $19,159,955 and $19,427,957, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2013 includes $18,710,648 of vessel and other fixed assets depreciation, and $449,307 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended June 30, 2012 were comprised of $18,728,068 of vessel and other fixed assets depreciation and $699,889 of amortization of deferred drydocking costs. The decrease in depreciation and amortization expense is attributable to a lower drydock amortization.

For the six-month periods ended June 30, 2013 and 2012, total depreciation and amortization expense was $38,096,532 and $38,861,314, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2013 includes $37,225,738 of vessel and other fixed assets depreciation, and $870,794 relating to the amortization of deferred drydocking costs. Comparable amounts for the six-month period ended June 30, 2012 were comprised of $37,456,975 of vessel and other fixed assets depreciation and $1,404,339 of amortization of deferred drydocking costs. The decrease in depreciation and amortization expense is attributable to a lower drydock amortization.

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

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our debt agreement and are amortized over the life of the facility. In connection with the Fourth Amended and Restated Credit Facility entered into on June 20, 2012, the Company recorded $12,636,295 in deferred financing costs and a fair value of the Warrant Shares of $7,241,743 that amortize over the life of the term credit agreement. For the three-month periods ended June 30, 2013 and 2012, the amortization of deferred financing costs allocated to the vessels in operation was $2,089,570 and $1,196,802, respectively. For the six-month periods ended June 30, 2013 and 2012, the amortization of deferred financing costs allocated to the vessels in operation was $4,164,908 and $2,332,293, respectively.

General and Administrative Expenses

Our general and administrative expenses include onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses, including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors’ fees, and directors and officers insurance. General and administrative expenses also include non-cash compensation expenses.

General and administrative expenses for the three-month periods ended June 30, 2013 and 2012 were $4,815,997 and $9,419,220, respectively. These general and administrative expenses include a non-cash compensation component of $1,810,183 and $2,799,899, respectively. The decrease in general and administrative expenses for the three-month period ended June 30, 2013 compared to the comparable period in 2012, is primarily attributable to a reduction in the allowance for accounts receivable lower professional fee costs and compensation expenses.

General and administrative expenses for the six-month periods ended June 30, 2013 and 2012 were $7,932,334 and $20,053,880, respectively. These general and administrative expenses include a non-cash compensation component of $3,765,574 and $4,881,924, respectively. The decrease in general and administrative expenses for the six-month period ended June 30, 2013 is primarily attributable to a reduction in the allowance for accounts receivable lower professional fee costs and compensation expenses.

Other

For the six and three month periods ended June 30, 2013, we recorded a gain of approximately $29.0 million and $25.6 million, respectively from cancellation of the KLC agreement. See Note 1- General Information- KLC of our consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Loss	$(3,039,067)	$(23,106,239)	$(1,664,797)	$(40,539,768)
Interest Expense	20,689,110	12,053,342	41,228,145	23,014,252
Depreciation and Amortization	19,159,955	19,427,957	38,096,532	38,861,314
Amortization of fair value (below) above market of time charter acquired	-	(1,205,276)	(10,280,560)	(2,434,040)
EBITDA	36,809,998	7,169,784	67,379,320	18,901,758
Adjustments for Exceptional Items
Non-cash Compensation Expense (1)	1,810,183	2,799,899	3,765,574	4,881,924
Credit Agreement EBITDA	$38,620,181	$9,969,683	$71,144,894	$23,783,682

(1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

 We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the six-month period ended June 30, 2013 was $1,513,647, compared with net cash used by operating activities of $1,463,360 during the corresponding six-month period ended June 30, 2012. The increase was primarily due to reductions in cost of operating our fleet, reductions in general and administrative expenses and partially offset by lower rates on charter renewals.

Net cash provided by investing activities during the six-month period ended June 30, 2013, was $113,926, compared with $309,866 during the corresponding six-month period ended June 30, 2012.

Net cash used by financing activities during the six-month period ended June 30, 2013 and 2012 was $126,535 and $6,773,199, respectively. The financing activity during the six-month period ended June 30, 2012, related primarily to the additional expenses incurred related to the amendment and restatement of the Company’s credit agreement.

As of June 30, 2013, our cash balance was $19,621,006, compared to a cash balance of $18,119,968 at December 31, 2012. Also recorded in Restricted Cash is an amount of $66,243, which collateralizes letters of credit relating to our office leases.

At June 30, 2013, the Company’s debt consisted of $1,129,478,741 in term loans and $29,853,031 paid-in-kind loans.

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of June 30, 2013 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $29,853,031 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,636,295 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

In addition, the Fourth Amended and Restated Credit Agreement replaces the previously existing financial covenants and substitutes them with new covenants, which require the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement) on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013, of 13.9:1, December 31, 2013, of 12.3:1, March 31, 2014 of 10.6:1, June 30, 2014 of 9.2:1, September 30, 2014 of 8.5:1, December 31, 2014 of 8.1:1, March 31, 2015 of 7.8:1, June 30, 2015 of 7.6:1, September 30, 2015 of 7.5:1, and December 31, 2015 of 7.3:1 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017; (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013, of 130%, September 30, 2013, of 140%, December 31, 2013, of 160%, March 31, 2014 of 180%, June 30, 2014 of 200%, September 30, 2014 of 210%, December 31, 2014 of 220%, March 31, 2015 of 220%, June 30, 2015 of 220%, September 30, 2015 of 220%, and December 31, 2015 of 220% and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017; (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes; and (iv) maintain a maximum collateral coverage ratio, commencing in the quarterly period ending September 30, 2014, of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017.

As discussed above, the Fourth Amended and restated Credit Facility has financial covenants that begin in 2013 and get increasingly tighter with each progressive quarter. The covenants are primarily driven off of a trailing twelve month calculation of EBITDA. In order to remain in compliance with our covenants, charter hire rates, the primary driver of our EBITDA, must increase over time. Charter hire rates have been driven down during the recession and have been volatile. Despite relatively low charter hire rates in the last part of 2012 and the first two quarters of 2013, the Company estimates that it will meet all of its covenants in 2013, based on the current dry bulk rates that have been in effect from March 2013 and cost cutting measures that the Company has put in place. Such cost cutting measures include but are not limited to reductions in labor costs, upgrades and new equipment expenses. However, if the current charter hire rate does not improve for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under the Fourth Amended and Restated Credit Agreement at or after March 31, 2014; and, if charter hire rates deteriorate significantly from current levels or if we are unable to achieve our cost cutting measures or if we realized losses on our Korea Lines Corporation investment holding, the Company may not be in compliance with the maximum leverage ratio covenant in 2013.

If the Company does not comply with the financial covenants contained in the Fourth Amended and Restated Credit Facility, which non-compliance would constitute an event of default under the credit agreement, the Company would seek to obtain a waiver or modification to the credit agreement from our creditors, however there is no guarantee that we would receive such a waiver or that such a waiver would be on terms or conditions that would be acceptable to the Company. If we were to be unable to cure an event of default, our debt could be called by the banks and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital.

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

We anticipate that our current financial resources, together with cash generated from operations will be sufficient to fund the operations of our fleet, including our working capital, throughout 2013 The general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. As mentioned above, if the current charter hire rates do not improve for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under our credit agreement at or after March 31, 2014; and, if charter rates deteriorate significantly from current levels or if we are unable to achieve our cost cutting measures or if we realized losses on our Korea Lines Corporation investment holding, the Company may not be in compliance with the maximum leverage ratio or the minimum interest coverage ratio covenants in 2013. Although there is no assurance that we will be successful in doing so, we are evaluating asset sales, equity and debt financing alternatives that could raise incremental cash.

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

Dividends

The Company did not make any dividend payments in 2013 or 2012.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of June 30, 2013:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Bank Loans	$-	$1,129,479	$-	$-	$1,129,479
PIK loan	-	103,488	-	-	103,488
Interest and borrowing fees (1)	44,146	69,121	-	-	113,267
Chartering agreement (2,3)	419	9,855	9,855	14,364	34,493
Office lease (4)	1,183	2,223	2,130	-	5,536

Total	$45,748	$1,314,166	$11,985	$14,364	$1,386,263

(1)	The Company is a party to floating-to-fixed interest rate swaps covering an aggregate notional amount of $84,800,000.
(2)	Does not include the Company’s obligations of charter- in vessels for periods of less than one year.
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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date of the next scheduled drydock. One vessel drydocked in the three months ended June 30, 2013. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
September 30, 2013	44	$1.20 million
December 31, 2013	44	$1.20 million
March 31, 2014	44	$1.20 million
June 30, 2014	22	$0.60 million

(1)Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.

(2)Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to Note 7 “Legal Proceeding” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and is incorporated by reference herein.

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

4.3

Form of Subordinated Indenture, incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 of Eagle Bulk Shipping Inc. (Registration No. 333-139745), filed with the SEC on December 29, 2006.

4.4

Form of Subordinated Indenture, incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 of Eagle Bulk Shipping Inc. (Registration No. 333-139745), filed with the SEC on December 29, 2006.

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

10.2

Form of Management Agreement with V Ships Management Ltd., incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.

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

10.12

Warrant Shares Registration Rights Agreement, dated June 20, 2012, by and among Eagle Bulk Shipping Inc. and the Lender Holders, incorporated by reference to Exhibit 10.14 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.

31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By: /s/ Sophocles N. Zoullas

--------------------------------------------------------------------------------

Sophocles N. Zoullas

Chairman of the Board and

Chief Executive Officer

Date: August 12, 2013

By: /s/ Adir Katzav

--------------------------------------------------------------------------------

Adir Katzav

Chief Financial Officer

and Principal Accounting Officer

Date: August 12, 2013