Form 10-Q
period 2013-09-30
Eagle Bulk Shipping Inc.
filed 2013-11-14
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001–33831

EAGLE BULK SHIPPING INC.

 (Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98–0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison AvenueNew York, New York 10022

(Address of principal executive offices) (Zip Code)

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

Common Stock, par value $0.01 per share, 16,658,417 shares outstanding as of November 14, 2013.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$19,925,769	$18,119,968
Accounts receivable, net	11,144,155	9,303,958
Prepaid expenses	3,328,383	3,544,810
Inventories	12,111,008	12,083,125
Investment	22,110,249	197,509
Other assets and Fair value above contract value of time charters acquired	3,864,251	549,965
Total current assets	72,483,815	43,799,335
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $370,705,330 and $314,700,681, respectively	1,658,395,104	1,714,307,653
Other fixed assets, net of accumulated amortization of $640,374 and $515,896, respectively	364,868	447,716
Restricted cash	66,243	276,056
Deferred drydock costs	3,177,196	2,132,379
Deferred financing costs	18,840,341	25,095,469
Fair value above contract value of time charters acquired	-	2,491,530
Other assets	861,988	594,012
Total noncurrent assets	1,681,705,740	1,745,344,815
Total assets	$1,754,189,555	$1,789,144,150
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,937,962	$10,235,007
Accrued interest	268,430	2,430,751
Other accrued liabilities	9,849,461	14,330,141
Deferred revenue and fair value below contract value of time charters acquired	-	3,237,694
Unearned charter hire revenue	4,383,930	3,755,166
Fair value of derivative instruments	-	2,243,833
Total current liabilities	25,439,783	36,232,592
Noncurrent liabilities:
Long-term debt	1,129,478,741	1,129,478,741
Payment-in-kind loans	37,112,217	15,387,468
Deferred revenue and fair value below contract value of time charters acquired	-	13,850,772
Total noncurrent liabilities	1,166,590,958	1,158,716,981
Total liabilities	1,192,030,741	1,194,949,573
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 16,658,417 and 16,638,092 shares issued and outstanding, respectively	166,581	166,378
Additional paid-in capital	766,562,470	762,313,030
Retained earnings (net of historical dividends declared of $262,118,388)	(204,570,237)	(165,275,389)
Accumulated other comprehensive loss	-	(3,009,442)
Total stockholders' equity	562,158,814	594,194,577
Total liabilities and stockholders' equity	$1,754,189,555	$1,789,144,150

 The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues, net of commissions	$38,978,418	$46,854,671	$155,440,916	$148,008,304

Voyage expenses	7,683,180	6,480,233	23,288,739	20,370,857
Vessel expenses	21,804,188	21,246,653	63,132,366	67,557,977
Charter hire expenses	-	1,104,571	-	1,711,144
Depreciation and amortization	19,366,495	19,389,042	57,463,027	58,250,356
General and administrative expenses	2,946,267	6,497,598	10,878,601	26,551,478
Gain on time charter agreement termination	(3,564,771)	—	(32,526,047)	—
Total operating expenses	48,235,359	54,718,097	122,236,686	174,441,812

Operating income (loss)	(9,256,941)	(7,863,426)	33,204,230	(26,433,508)

Interest expense	20,729,626	21,981,186	61,957,771	44,995,438
Interest income	(3,321)	(7,252)	(71,775)	(23,443)
Other (Income) expense	7,646,805	-	10,613,082	(1,028,375)
Total other expense, net	28,373,110	21,973,934	72,499,078	43,943,620

Net loss	$(37,630,051)	$(29,837,360)	$(39,294,848)	$(70,377,128)

Weighted average shares outstanding:
Basic	16,986,395	16,821,024	16,973,813	16,153,184
Diluted	16,986,395	16,821,024	16,973,813	16,153,184

Per share amounts:
Basic net loss	$(2.22)	$(1.77)	$(2.32)	$(4.36)
Diluted net loss	$(2.22)	$(1.77)	$(2.32)	$(4.36)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Net loss	$(37,630,051)	$(29,837,360)	$(39,294,848)	$(70,377,128)

Other comprehensive income:
Change in unrealized loss on investment	(9,812,255)	(91,468)	(9,847,473)	(852,310)
Realized loss on investment	7,646,805	—	10,613,082	—

Net unrealized gain on derivatives	657,347	1,725,595	2,243,833	4,988,089
Total other comprehensive income(loss)	(1,508,103)	1,634,127	3,009,442	4,135,779

Comprehensive loss	$(39,138,154)	$(28,203,233)	$(36,285,406)	$(66,241,349)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Common shares	Common shares amount	Additional paid-in capital	Net Loss	Accumulated deficit	Other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2012	16,638,092	$166,378	$762,313,030		$(165,275,389)	$(3,009,442)	$594,194,577
Net Loss	—	—	—	$(39,294,848)	(39,294,848)	—	(39,294,848)
Change in unrealized loss on investment	—	—	—	—	—	(9,847,473)	(9,847,473)
Realized loss on investment	—	—	—	—	—	10,613,082	10,613,082
Net unrealized gain on derivatives	—	—	—	—	—	2,243,833	2,243,833
Vesting of restricted shares, net of shares withheld for employee tax	20,325	203	(78,738)	—	—	—	(78,535)
Non-cash compensation	—	—	4,328,178	—	—	—	4,328,178

Balance at September 30, 2013	16,658,417	$166,581	$766,562,470		$(204,570,237)	$—	$562,158,814

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(39,294,848)	$(70,377,128)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Items included in net loss not affecting cash flows:
Depreciation	56,129,127	56,388,161
Amortization of deferred drydocking costs	1,333,900	1,862,195
Amortization of deferred financing costs	6,271,128	4,428,572
Amortization of fair value below contract value of time charter acquired	(10,280,559)	(3,574,012)
Payment-in-kind interest on debt	21,724,749	8,101,953
Unrealized gain from forward freight agreements, net	-	246,110
Investment	(4,925,952)	-
Realized loss from investment	10,613,082	-
Gain on time charter agreement termination	(29,033,503)	-
Allowance for accounts receivable	-	5,351,609
Non-cash compensation expense	4,328,178	7,012,714
Drydocking expenditures	(2,378,717)	(1,085,541)
Changes in operating assets and liabilities:
Accounts receivable	(1,840,197)	(5,185,340)
Other assets	(4,132,227)	2,089,633
Prepaid expenses	216,427	708,671
Inventories	(27,883)	269,672
Accounts payable	702,955	(1,169,678)
Accrued interest	(2,162,321)	(861,935)
Accrued expenses	(4,448,680)	505,953
Deferred revenue	(3,766,413)	(471,017)
Unearned revenue	628,764	(1,596,072)
Net cash provided by (used in) operating activities	(342,990)	2,644,520
Cash flows from investing activities:
Proceeds from sale of investment	2,199,243	-
Vessels improvements	(92,100)	(58,521)
Purchase of other fixed assets	(41,630)	(48,497)
Changes in restricted cash	209,813	394,362
Net cash provided by investing activities	2,275,326	287,344

Cash flows from financing activities:
Deferred financing costs	(48,000)	(9,382,792)
Cash used to settle net share equity awards	(78,535)	(65,138)
Net cash used in financing activities	(126,535)	(9,447,930)
Net increase / (decrease) in cash	1,805,801	(6,516,066)
Cash at beginning of period	18,119,968	25,075,203
Cash at end of period	$19,925,769	$18,559,137

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

As of September 30, 2013, the Company owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately six years.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

% of Consolidated Charter Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Charterer
Charterer A	16%	28%	14%	26%
Charterer B	-	-	20%	-

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

Liquidity

As further described in Note 4, the Fourth Amended and Restated Credit Facility (as defined in Note 4 and also referred to herein as the “credit agreement”) has financial covenants that begin in 2013 and get increasingly tighter with each progressive quarter. The covenants are primarily driven off of a trailing twelve month calculation of EBITDA. In order to remain in compliance with our covenants, charter hire rates, the primary driver of our EBITDA, must increase over time. Charter hire rates have been driven down during the recession and have been volatile. Despite relatively low charter hire rates in the last part of 2012 and the first three quarters of 2013, the Company estimates that it will meet all of its covenants in 2013, based on the current dry bulk rates that have been in effect from March 2013 and cost cutting measures that the Company has put in place. Such cost cutting measures include but are not limited to reductions in labor costs, upgrades and new equipment expenses. However, if the current charter hire rates do not improve significantly for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under the Fourth Amended and Restated Credit Facility at or after March 31, 2014; and, if charter hire rates deteriorate from current levels or if we are unable to achieve our cost cutting measures or if we realize additional losses on our Korea Lines Corporation available for sale investment, the Company will not be in compliance with the maximum leverage ratio covenant in the fourth quarter of 2013.

If the Company does not comply with the financial covenants contained in the Fourth Amended and Restated Credit Facility, such a non-compliance would constitute an event of default under the credit agreement, the Company would seek to obtain a waiver or modification to the credit agreement from our creditors, however there is no guarantee that we would receive such a waiver or that such a waiver would be on terms or conditions that would be acceptable to the Company. If we were to be unable to cure an event of default, our debt could be called by the creditors and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital. If the Company were unable to obtain a waiver or modification of the credit agreement or obtain such alternate financing or additional capital, there is substantial doubt about the Company's ability to continue as a going concern. The Company’s credit agreement is described further in Note 4.

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

In the first quarter of 2013, as the settlement effectively terminated the charters with KLC, the Company released $3.5 million of bunker liabilities and an aggregate $13.7 million balance related to deferred revenue and to the unamortized fair value of charters below and above contract value. The Company valued the equity received from KLC at $5.9 million and the note receivable at $2.7 million. The Company recorded revenue associated with the termination of $32.8 million related to amounts previously owed but not recognized and a termination gain of $3.3 million.

On March 28, 2013, the Korean court approved an amendment to the KLC termination agreement after receiving a favorable vote from the concerned parties. The amendment included a 1 to 15 reduction to the number of KLC common shares outstanding at that date and also reduced our long-term receivable by 90%, substituting that portion of the commitment with 538,751 additional common shares of KLC to be issued to the Company at a date to be determined in the second quarter. We evaluated the fair value of the additional KLC common shares to be issued and the impact to our long-term receivable and determined that the aggregate value exceeded the carrying value of our long-term note receivable recorded in January of 2013; therefore, we did not have a loss on that transaction. Under our accounting policy, any gain on that transaction should be recorded upon settlement. As 90% of the long-term note receivable was paid in equity in the second quarter of 2013, we reclassified that portion as a current asset in the “Investment” line of our balance sheet at March 31, 2013. We considered the March 28, 2013 decision by KLC to dilute the value of previously issued KLC shares to be a triggering event requiring the evaluation of whether a permanent decrease in value had occurred. We determined that a permanent decrease in value had occurred and as of March 31, 2013, we recognized the change in the fair value of our existing KLC shares as other-than-temporary and recorded in other expense a loss of approximately $3.0 million.

On May 9, 2013, the 538,751 additional KLC common shares were issued and secured at the Korean Securities Depository. On November 11, 2013, we took possession of the share certificates.These shares replaced the note receivable recorded pursuant to the January 3, 2013, termination agreement. The fair market value of the shares upon issuance was in excess of the fair value of the receivable and resulted in a gain of $32.5 million in the second quarter of 2013.

KLC completed its financial reorganization by the middle of September 2013, and emerged from bankruptcy in October 2013. On October 28, 2013, we received early prepayment of $3.9 million to settle our long term receivable from KLC, which resulted in an additional gain on time charter agreement termination of $3.5 million recognized in the third quarter of 2013 as the carrying value at September 30, 2013 was adjusted to reflect the elimination of credit risk.

As of September 30, 2013, we sold 55,628 shares of KLC for a total consideration of $2.2 million and we realized loss of $0.4 million.

The KLC stock held by the Company is designated as Available for sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. As of September 30, 2013, the fair value of the remaining 566,529 KLC shares held by the Company was $22.1 million. As of September 30, 2013, the change in the fair value of our KLC investment was considered as other than temporary, and therefore the Company recorded a non-cash impairment loss of $7.3 million in Other expense in the third quarter of 2013.

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

Note 3.   Vessels

                Vessel and Vessel Improvements

                At September 30, 2013, the Company’s operating fleet consisted of 45 dry bulk vessels.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2012	$1,714,307,653
Vessel Improvements	92,100
Depreciation Expense	(56,004,649)
Vessels and Vessel Improvements, at September 30, 2013	$1,658,395,104

Note 4.    Debt

Debt consists of the following:

	September 30, 2013	December 31, 2012

Term loans	$1,129,478,741	$1,129,478,741
Payment-in-kind loans	37,112,217	15,387,468
Long-term debt	$1,166,590,958	$1,144,866,209

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of September 30, 2013, the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $37,112,217 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,636,295 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

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

For the nine months ended September 30, 2013, interest rates on the outstanding debt ranged from 3.64% to 7.40%, including a margin of 2.50% over LIBOR for the period up to June 19, 2012 and a margin of 3.50% over LIBOR thereafter. The weighted average effective interest rate for the nine months ended September 30, 2013, was 3.98%.

Interest Expense, inclusive of the PIK loans, consisted of:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Loan Interest	$18,623,406	$19,884,907	$55,686,643	$40,566,866
Amortization of Deferred Financing Costs	2,106,220	2,096,279	6,271,128	4,428,572
Total Interest Expense	$20,729,626	$21,981,186	$61,957,771	$44,995,438

Interest paid, exclusive of the PIK loans, in the nine-month periods ended September 30, 2013 and 2012 amounted to $36,124,215 and $33,326,847, respectively.

Note 5.   Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company paid fixed rate interest and received floating-rate interest amounts based on three-month LIBOR settings. The swaps were designated and qualified as cash flow hedges. The following table summarizes the interest rate swaps in place as of September 30, 2013 and December 31, 2012.

Notional Amount Outstanding – September 30, 2013	Notional Amount Outstanding – December 31, 2012	Fixed Rate	Maturity
$-	$81,500,000	3.895%	01/2013
-	84,800,000	3.900%	09/2013
$-	$166,300,000

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. No portion of the cash flow hedges was ineffective during the period ended September 30, 2013. The last swap expired in September 2013.

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”), bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and/or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of September 30, 2013 and December 31, 2012, the Company did not have any open positions and no fair value for derivative instruments is reflected in the accompany balance sheets.

Tabular disclosure of derivatives location

No portion of the cash flow hedges shown below was ineffective during the period ended September 30, 2013. The effect of cash flow hedging relationships on the balance sheets as of September 30, 2013 and December 31, 2012, and the statement of operations for the periods ended September 30, 2013 and 2012 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)
Derivatives designated for cash flow hedging relationships	September 30, 2013	December 31, 2012

Interest rate swaps	$0	$(2,243,833)
Total	$0	$(2,243,833)

The effect of derivative instruments on statements of operations:

		Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Derivatives designated as hedging instruments
Interest rate swaps	Interest expense	$(657,812)	$(1,622,399)	$(2,302,273)	$(5,348,189)

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2 012
Derivatives not designated as hedging instruments
FFAs, bunker swaps, freight and bunker derivatives	Other income	$—	$—	$—	$1,028,375

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined by the terms of the respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of September 30, 2013 and December 31, 2012, the Company had no outstanding amounts paid as collateral related to the derivative fair value positions.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$22,110,249	—	—	$197,509	—	—
Liabilities:
Interest rate swaps	—	—	—	—	$2,243,833	—

Note 6. Accounts Receivable

Accounts receivable for the periods ended September 30, 2013 and December 31, 2012 include allowance for doubtful accounts of zero and $5,351,609, respectively.

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

Following the motion for summary judgment with respect to the June 13, 2011 federal action and mediation of the matter, on June 14, 2013 the parties therein moved for an order granting a proposed settlement (the "Proposed Settlement"), which, if approved, would act to settle each of the above-referenced actions.  The Proposed Settlement contains a denial by all defendants of wrongdoing and liability and mutual releases between and amongst the parties.  It also provides for certain changes to the Company's policies concerning director and executive compensation and certain other corporate governance policies with which plaintiffs in those actions had taken issue. The Proposed Settlement permits Plaintiffs' counsel to request an award of attorneys' fees and expenses which, in the aggregate, does not exceed $1.575 million, which if approved would be paid by the insurance and, in part, by the Company. A hearing on the Proposed Settlement was held on September 4, 2013, and was continued until November 14, 2013. On that date, the settlement was approved, including an attorneys' fee award to plaintiffs of $1.2 million plus expenses not to exceed $65,000.

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $10,315 and $10,312 per vessel during the nine months ended September 30, 2013 and 2012, respectively.

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

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. Total management fees for the periods ended September 30, 2013 and 2012 amounted to $1,635,066 and $1,635,066, respectively. The advanced balance received from Delphin on account for the management of its vessels as of September 30, 2013 amounted to $224,274. The total reimbursable expenses for the periods ended September 30, 2013 and 2012 amounted to $412,350 and $267,410, respectively. The balance due from Delphin as of September 30, 2013 amounted to $131,910. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 9. Earnings Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the period ended September 30, 2013, includes the weighted average underlying Warrant Shares issuable upon exercise of the 327,978 warrants at the exercise price of $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of September 30, 2013, does not include 303,664 restricted stock units and 1,908,371 stock options as their effect was anti-dilutive. Diluted net loss per share as of September 30, 2012, does not include 614,458 restricted stock units and 1,908,371 stock options as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(37,630,051)	$(29,837,360)	$(39,294,848)	$(70,377,128)
Weighted Average Shares – Basic	16,986,395	16,821,024	16,973,813	16,153,184
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares - Diluted	16,986,395	16,821,024	16,973,813	16,153,184
Basic Earnings Per Share	$(2.22)	$(1.77)	$(2.32)	$(4.36)
Diluted Earnings Per Share	$(2.22)	$(1.77)	$(2.32)	$(4.36)

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

As of September 30, 2013, RSUs covering a total of 303,664 of the Company’s shares are outstanding. The restricted stock units (“RSUs”) vest ratably between three to five years. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSUs are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the nine months ended September 30, 2013 and 2012, the amortization charge was $3,494,528 and $5,924,091, respectively. The remaining expense for each of the years ending 2013 and 2014 will be $380,206 and $528,905, respectively.

As of September 30, 2013 and December 31, 2012, options covering 1,908,371 of the Company’s common shares are outstanding with exercise prices ranging from $3.34 to $87.52 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management under the 2005 Plan and 2009 Plan vest and become exercisable over three years. The options granted to members of its management under the 2011 Plan vest in four equal annual installments beginning on the grant date. All options expire between five to ten years from the date of grant. For the nine months ended September 30, 2013 and 2012, the Company has recorded a non-cash compensation charge from stock options of $833,650 and $1,088,623, respectively. The remaining expense for each of the years ending 2013, 2014 and 2015 will be $154,851, $432,310 and $123,032 respectively.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Stock Option Plans	$154,851	$340,671	$833,650	$1,088,623
Restricted Stock Grants	407,753	1,790,119	3,494,528	5,924,091
Total Non-cash compensation expense	$562,604	$2,130,790	$4,328,178	$7,012,714

As of September 30, 2013, Dividend Equivalent Rights Awards (“DERs”) equivalent to 147,667 of the Company’s common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. For the nine and three months ended September 30, 2013 and 2012, no compensation expenses were recorded.

ITEM   2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the nine-month periods ended September 30, 2013 and 2012. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements.

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

As of September 30, 2013, we owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately six years.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

On June 20, 2012, we entered into a Fourth Amended and Restated Credit Agreement, as discussed in Note 4 to the consolidated financial statements included in this Quarterly Report and the section entitled “Liquidity and Capital Resources” below.

The Fourth Amended and Restated Credit Facility has financial covenants that begin in 2013 and get increasingly tighter with each progressive quarter. The covenants are primarily driven off of a trailing twelve month calculation of EBITDA. In order to remain in compliance with our covenants, charter hire rates, the primary driver of our EBITDA, must increase over time. Charter hire rates have been driven down during the recession and have been volatile. Despite relatively low charter hire rates in the last part of 2012 and the first three quarters of 2013, the Company estimates that it will meet all of its covenants in 2013, based on the current dry bulk rates that have been in effect from March 2013 and cost cutting measures that the Company has put in place. Such cost cutting measures include but are not limited to reductions in labor costs, upgrades and new equipment expenses. However, if the current charter hire rates do not improve significantly for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under the Fourth Amended and Restated Credit Facility at or after March 31, 2014; and, if charter hire rates deteriorate from current levels or if we are unable to achieve our cost cutting measures or if we realize additional losses on our Korea Lines Corporation available for sale investment, the Company will not be in compliance with the maximum leverage ratio covenant in the fourth quarter of 2013.

If the Company does not comply with the financial covenants contained in the Fourth Amended and Restated Credit Facility, such a non-compliance would constitute an event of default under the credit agreement, the Company would seek to obtain a waiver or modification to the credit agreement from our creditors, however there is no guarantee that we would receive such a waiver or that such a waiver would be on terms or conditions that would be acceptable to the Company. If we were to be unable to cure an event of default, our debt could be called by the creditors and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital. If the Company were unable to obtain a waiver or modification of the credit agreement or obtain such alternate financing or additional capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

In the first quarter of 2013, as the settlement effectively terminated the charters with KLC, the Company released $3.5 million of bunker liabilities and an aggregate $13.7 million balance related to deferred revenue and to the unamortized fair value of charters below and above contract value. The Company valued the equity received from KLC at $5.9 million and the note receivable at $2.7 million. The Company recorded revenue associated with the termination of $32.8 million related to amounts previously owed but not recognized and a termination gain of $3.3 million.

On March 28, 2013, the Korean court approved an amendment to the KLC termination agreement after receiving a favorable vote from the concerned parties. The amendment included a 1 to 15 reduction to the number of KLC common shares outstanding at that date and also reduced our long-term receivable by 90%, substituting that portion of the commitment with 538,751 additional common shares of KLC to be issued to the Company at a date to be determined in the second quarter. We evaluated the fair value of the additional KLC common shares to be issued and the impact to our long-term receivable and determined that the aggregate value exceeded the carrying value of our long-term note receivable recorded in January of 2013; therefore, we did not have a loss on that transaction. Under our accounting policy, any gain on that transaction should be recorded upon settlement. As 90% of the long-term note receivable was paid in equity in the second quarter of 2013, we reclassified that portion as a current asset in the “Investment” line of our balance sheet at March 31, 2013. We considered the March 28, 2013 decision by KLC to dilute the value of previously issued KLC shares to be a triggering event requiring the evaluation of whether a permanent decrease in value had occurred. We determined that a permanent decrease in value had occurred and as of March 31, 2013, we recognized the change in the fair value of our existing KLC shares as other-than-temporary and recorded in other expense a loss of approximately $3.0 million.

On May 9, 2013, the 538,751 additional KLC common shares were issued and secured at the Korean Securities Depository. On November 11, 2013, we took possession of the share certificates. These shares replace the note receivable recorded pursuant to the January 3, 2013, termination agreement. The fair market value of the shares upon issuance was in excess of the fair value of the receivable and result a gain of $32.5 million in the second quarter of 2013.

KLC completed its financial reorganization by the middle of September 2013, and emerged from bankruptcy in October 2013. On October 28, 2013, we received early prepayment of $3.9 million to settle our long term receivable from KLC, which resulted in an additional gain on time charter agreement termination of $3.5 million recognized in the third quarter of 2013 as the carrying value at September 30, 2013 was adjusted to reflect the elimination of credit risk.

As of September 30, 2013, we sold 55,628 shares of KLC for a total consideration of $2.2 million and we realized loss of $0.4 million.

The KLC stock held by the Company is designated as Available for sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. As of September 30, 2013, the fair value of the remaining 566,529 KLC shares held by the Company was $22.1 million. As of September 30, 2013, the change in the fair value of our KLC investment was considered as other than temporary, and therefore the Company recorded a non-cash impairment loss of $7.3 million in Other expense in the third quarter of 2013.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of September 30, 2013:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Oct 2013	$8,000(2)

Bittern	2009	57,809	Nov 2013 to Jan 2014	$8,250

Canary	2009	57,809	Nov 2013 to Dec 2013	$10,250

Cardinal	2004	55,362	Nov 2013	Voyage(2)

Condor	2001	50,296	Oct 2013	$9,000(2)

Crane	2010	57,809	Nov 2013	Voyage (2)

Crested Eagle	2009	55,989	Nov 2013	$7,000

Crowned Eagle	2008	55,940	Nov 2013 to Dec 2013	$9,450

Egret Bulker	2010	57,809	Nov 2013	$8,750

Falcon	2001	50,296	Oct 2013	$8,500(2)

Gannet Bulker	2010	57,809	Dec 2013 to Feb 2014	$8,500

Golden Eagle	2010	55,989	Nov 2013 to Dec 2013	$9,250

Goldeneye	2002	52,421	Oct 2013	Voyage (2)

Grebe Bulker	2010	57,809	Oct 2013	$6,000(2)

Harrier	2001	50,296	Nov 2013	$10,750(2)

Hawk I	2001	50,296	Oct 2013	$10,000(2)

Ibis Bulker	2010	57,775	Oct 2013	$7,750(2)

Imperial Eagle	2010	55,989	Jul 2014 to Nov 2014	Index

Jaeger	2004	52,248	Nov 2013	$13,750(2)

Jay	2010	57,802	Nov 2013	$8,000

Kestrel I	2004	50,326	Oct 2013	$9,850(2)

Kingfisher	2010	57,776	Nov 2013 to Dec 2013	$8,800

Kite	1997	47,195	Nov 2013	$7,500

Kittiwake	2002	53,146	Oct 2013	$6,500(2)

Martin	2010	57,809	Oct 2013	Voyage (5)

Merlin	2001	50,296	Oct 2013	$9,600(2)

Nighthawk	2011	57,809	Oct 2013	$9,000(2)

Oriole	2011	57,809	Dec 2013 to Feb 2014	$10,000

Osprey I	2002	50,206	Dec 2013	$10,000

Owl	2011	57,809	Oct 2013	$10,500(2)

Peregrine	2001	50,913	Nov 2013	Voyage (2)

Petrel Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Puffin Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Redwing	2007	53,411	Nov 2013	$6,000

Roadrunner Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Sandpiper Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Shrike	2003	53,343	Oct 2013	$7,850(2)

Skua	2003	53,350	Dec 2013	$8,500

Sparrow	2000	48,225	Oct 2013	$12,000(2)

Stellar Eagle	2009	55,989	Jan 2014 to Feb 2014	Index(3)

Tern	2003	50,200	Drydocking	— (6)

Thrasher	2010	53,360	Oct 2013	$8,300(2)

Thrush	2011	53,297	Oct 2013	$7,000(2)

Woodstar	2008	53,390	Oct 2013	$5,000(2)

Wren	2008	53,349	Nov 2013	$6,000

(1)

The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 0.625% to 5.00%, to third party ship brokers.

(2)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months or a spot voyage.
(3)	Index, an average of the trailing Baltic Supramax Index.
(4)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.
(5)	Upon conclusion of previous charter, the vessel will be entered into Navig8 Bulk Pool for a period between 10 to 14 months.
(6)	Upon conclusion of the drydocking the vessel will commence a short term charter for up to six months.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate, obtain financing and insurance for, purchase and sell vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. The technical manager performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of fifty-eight shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provides the following services:

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

Our third-party technical managers are paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the nine-month periods ended September 30, 2013 and 2012, the technical management fee averaged $10,315 and $10,312 per vessel per month, respectively. Management fees paid to our third-party technical managers are recorded under Vessel Expenses.

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

Results of Operations for the three and nine month periods ended September 30, 2013 and 2012:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Ownership Days	4,140	4,140	12,285	12,330
Chartered-in under operating lease Days	-	58	-	90
Available Days	4,109	4,198	12,193	12,372
Operating Days	4,096	4,172	12,133	12,275
Fleet Utilization	99.7%	99.4%	99.5%	99.2%

•               Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.  Ownership days for the nine month period ended September 30, 2013, were 45 days lower when compared with the corresponding period in 2012.

•               Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

•               Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine-month period ended September 30, 2013, the Company drydocked four vessels as compared to three in the comparable period in 2012.

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

Gross time and voyage charter revenues in the quarter ended September 30, 2013 were $40,694,731, compared with $48,895,357 recorded in the comparable quarter in 2012. The decrease in revenue is attributable to lower time charter rates earned by the fleet. Gross revenues recorded in the quarter ended September 30, 2012 include an amount of $1,139,972 relating to the non-cash amortization of fair value below contract value on time charters acquired. Brokerage commissions incurred on revenues earned in the quarter ended September 30, 2013 and 2012 were $1,716,313 and $2,040,686, respectively. Net revenues during the quarter ended September 30, 2013 and 2012 were $38,978,418 and $46,854,671, respectively.

Gross time and voyage charter revenues in the nine-month period ended September 30, 2013 were $160,156,275, compared with $154,255,768 recorded in the comparable period in 2012. The increase in revenue is attributable to the settlement agreement with KLC, pursuant to which the Company recognized revenue of approximately $32.8 million, offset by lower time charter rates earned by the fleet. Gross revenues recorded in the period ended September 30, 2013 and 2012, include an amount of $10,280,559 and $3,574,012, respectively, relating to the non-cash amortization of fair value below contract value of time charters acquired of which $10,106,247 relates to the KLC settlement agreement in the quarter ended March 31, 2013. Brokerage commissions incurred on revenues earned in the period ended September 30, 2013 and 2012 were $4,715,359 and $6,247,464, respectively. Net revenues during the period ended September 30, 2013 and 2012, were $155,440,916 and $148,008,304, respectively.

    Voyage expenses

Voyage expenses for the three-month period ended September 30, 2013 were $7,683,180 compared to $6,480,233 in the comparable quarter in 2012.

Voyage expenses for the nine-month period ended September 30, 2013 were $23,288,739 compared to $20,370,857 in the comparable period in 2012.

Vessel Expenses

Vessel expenses for the three-month period ended September 30, 2013 were $21,804,188, compared to $21,246,653 in the comparable quarter in 2012. Vessel expenses for the three-month period ended September 30, 2013 included $20,400,337 in vessel operating costs and $1,403,851 in technical management fees. Vessel expenses for the comparable period in 2012 included $19,875,688, in vessel operating costs and $1,370,966 in technical management fees.

Vessel expenses for the nine-month period ended September 30, 2013 were $63,132,366, compared to $67,557,977 in the comparable quarter in 2012. Vessel expenses for the nine-month period ended September 30, 2013 included $58,949,844 in vessel operating costs and $4,182,522 in technical management fees. Vessel expenses for the comparable period in 2012 included $63,415,812, in vessel operating costs and $4,142,165 in technical management fees. The decrease in vessel expenses in the nine-month period is attributable to efficiencies achieved through performing in-house technical management by transferring nine additional vessels from one of our unaffiliated third party managers. Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores, other miscellaneous expenses, and technical management fees paid to our third party managers.

Other factors beyond our control, some of which may affect the shipping industry in general, may cause vessel operating expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Charter hire expenses

Charter hire expenses for the three-month period ended September 30, 2013 were zero, compared to $1,104,571 in the comparable period in 2012. The decrease in charter hire expenses is attributable to no charter-in activity during the three-month period ended September 30, 2013, compared to 58 days in the comparable period in 2012.

Charter hire expenses for the nine-month period ended September 30, 2013 were zero, compared to $1,711,144 in the comparable period in 2012. The decrease in charter hire expenses is attributable to no charter-in activity during the nine-month period ended September 30, 2013, compared to 90 days in the comparable period in 2012.

 Depreciation and Amortization

For the three-month periods ended September 30, 2013 and 2012, total depreciation and amortization expense was $19,366,495 and $19,389,042, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2013 includes $18,903,389 of vessel and other fixed assets depreciation, and $463,106 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2012 were comprised of $18,931,186 of vessel and other fixed assets depreciation and $457,856 of amortization of deferred drydocking costs.

For the nine-month periods ended September 30, 2013 and 2012, total depreciation and amortization expense was $57,463,027 and $58,250,356, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2013 includes $56,129,127 of vessel and other fixed assets depreciation, and $1,333,900 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine-month period ended September 30, 2012 were comprised of $56,388,161 of vessel and other fixed assets depreciation and $1,862,195 of amortization of deferred drydocking costs. The decrease in depreciation and amortization expense is attributable to a lower drydock amortization.

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

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our debt agreement and are amortized over the life of the facility. In connection with the Fourth Amended and Restated Credit Facility entered into on June 20, 2012, the Company recorded $12,636,295 in deferred financing costs and a fair value of the Warrant Shares of $7,241,743 that amortize over the life of the term loan credit agreement. For the three-month periods ended September 30, 2013 and 2012, the amortization of deferred financing costs allocated to the vessels in operation was $2,106,220 and $2,096,279, respectively. For the nine-month periods ended September 30, 2013 and 2012, the amortization of deferred financing costs allocated to the vessels in operation was $6,271,128 and $4,428,572, respectively.

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

General and administrative expenses for the three-month periods ended September 30, 2013 and 2012 were $2,946,267 and $6,497,598, respectively. These general and administrative expenses include a non-cash compensation component of $562,604 and $2,130,790, respectively. The decrease in general and administrative expenses for the three-month period ended September 30, 2013 compared to the comparable period in 2012, is primarily attributable to a reduction in compensation expenses.

General and administrative expenses for the nine-month periods ended September 30, 2013 and 2012 were $10,878,601 and $26,551,478, respectively. These general and administrative expenses include a non-cash compensation component of $4,328,178 and $7,012,714, respectively. The decrease in general and administrative expenses for the nine-month period ended September 30, 2013 is primarily attributable to a allowance for accounts receivable of $5,351,609 in nine-month periods ended September 30, lower compensation expenses and professional fee costs.

Other

For the nine month periods ended September 30, 2013, we recorded a gain of approximately $32.5 million from cancellation of the KLC agreement. For the three month periods ended September 30, 2013, we recorded a gain of approximately $3.6 million from cancellation of the KLC agreement. See Note 1- General Information- KLC of our consolidated financial statements.

As of September 30, 2013, we sold 55,628 shares of KLC for a total consideration of $2.2 million and we realized loss of $0.4 million.

The KLC stock held by the Company is designated as Available for sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. On September 30, 2013, the fair value of the remaining 566,529 KLC shares held by the Company was $22.1 million. As of September 30, 2013, the change in the fair value of our KLC investment was considered as other than temporary, and therefore the Company recorded a non-cash impairment loss of $7.3 million in Other expense in the third quarter of 2013. See Note 1- General Information- KLC of our consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Loss	$(37,630,051)	$(29,837,360)	$(39,294,848)	$(70,377,128)
Interest Expense	20,729,626	21,981,186	61,957,771	44,995,438
Depreciation and Amortization	19,366,495	19,389,042	57,463,027	58,250,356
Amortization of fair value (below) above market of time charter acquired	-	(1,139,972)	(10,280,559)	(3,574,012)
EBITDA	2,466,070	10,392,896	69,845,391	29,294,654
Adjustments for Exceptional Items
Non-cash Compensation Expense (1)	562,604	2,130,790	4,328,178	7,012,714
Credit Agreement EBITDA	$3,028,674	$12,523,686	$74,173,569	$36,307,368

    (1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

 We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities during the nine-month period ended September 30, 2013 was $342,990, compared with net cash provided by operating activities of $2,644,520 during the corresponding nine-month period ended September 30, 2012. The decrease was primarily due to lower rates on charter renewals offset by reductions in general and administrative expenses.

Net cash provided by investing activities during the nine-month period ended September 30, 2013, was $2,275,326, compared with $287,344 during the corresponding nine-month period ended September 30, 2012. The increase was primarily due to proceeds from sale of investment.

Net cash used in financing activities during the nine-month period ended September 30, 2013 and 2012 was $126,535 and $9,447,930, respectively. The financing activity during the nine-month period ended September 30, 2012, related primarily to the additional expenses incurred related to the amendment and restatement of the Company’s credit agreement.

As of September 30, 2013, our cash balance was $19,925,769, compared to a cash balance of $18,119,968 at December 31, 2012. Also recorded in Restricted Cash is an amount of $66,243, which collateralizes letters of credit relating to our office leases.

At September 30, 2013, the Company’s debt consisted of $1,129,478,741 in term loans and $37,112,217 paid-in-kind loans.

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of September 30, 2013, the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $37,112,217 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,636,295 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

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

As discussed above, the Fourth Amended and restated Credit Facility has financial covenants that begin in 2013 and get increasingly tighter with each progressive quarter. The covenants are primarily driven off of a trailing twelve month calculation of EBITDA. In order to remain in compliance with our covenants, charter hire rates, the primary driver of our EBITDA, must increase over time. Charter hire rates have been driven down during the recession and have been volatile. Despite relatively low charter hire rates in the last part of 2012 and the first three quarters of 2013, the Company estimates that it will meet all of its covenants in 2013, based on the current dry bulk rates that have been in effect from March 2013 and cost cutting measures that the Company has put in place. Such cost cutting measures include but are not limited to reductions in labor costs, upgrades and new equipment expenses. However, if the current charter hire rates do not improve for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under the Fourth Amended and Restated Credit Facility at or after March 31, 2014; and, if charter hire rates deteriorate from current levels or if we are unable to achieve our cost cutting measures or if we realize additional losses on our Korea Lines Corporation available for sale investment, the Company will not be in compliance with the maximum leverage ratio covenant in the fourth quarter of 2013.

If the Company does not comply with the financial covenants contained in the Fourth Amended and Restated Credit Facility, a non-compliance would constitute an event of default under the credit agreement, the Company would seek to obtain a waiver or modification to the credit agreement from our creditors, however there is no guarantee that we would receive such a waiver or that such a waiver would be on terms or conditions that would be acceptable to the Company. If we were to be unable to cure an event of default, our debt could be called by the creditors and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital. If the Company were unable to obtain a waiver or modification of the credit agreement or obtain such alternate financing or additional capital, there is substantial doubt about the Company's ability to continue as a going concern.

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

We anticipate that our current financial resources, together with cash generated from operations will be sufficient to fund the operations of our fleet, including our working capital, throughout 2013 The general decline in the dry bulk carrier charter market has resulted in lower charter rates for vessels in the dry bulk market. As mentioned above, if the current charter hire rates do not improve for the remainder of 2013 and in the first quarter of 2014, the Company will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio covenants under our credit agreement at or after March 31, 2014; and, if charter hire rates deteriorate from current levels or if we are unable to achieve our cost cutting measures or if we realize additional losses on our Korea Lines Corporation available for sale investment, the Company will not be in compliance with the maximum leverage ratio covenant in the fourth quarter of 2013. Although there is no assurance that we will be successful in doing so, we are evaluating asset sales, equity and debt financing alternatives that could raise incremental cash.

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

Dividends

The Company did not make any dividend payments in 2013 or 2012.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of September 30, 2013:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Bank Loans	$-	$1,129,479	$-	$-	$1,129,479
PIK loan	-	103,650	-	-	103,650
Interest and borrowing fees	42,976	55,331	-	-	98,307
Chartering agreement (1)	1,661	9,855	9,855	13,122	34,493
Office lease (2)	1,311	2,405	2,049	-	5,765

Total	$45,948	$1,300,720	$11,904	$13,122	$1,371,694

(1)

On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May and October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day.

(2)	Remainder of the lease on the office space which the Company occupies.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date of the next scheduled drydock. Two vessels drydocked in the three months ended September 30, 2013. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
		(million)
December 31, 2013	22	$0.60
March 31, 2014	66	$1.80
June 30, 2014	66	$1.80
September 30, 2014	44	$1.20

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
101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Date: November 14, 2013

By: /s/ Adir Katzav

--------------------------------------------------------------------------------

Adir Katzav

Chief Financial Officer

and Principal Accounting Officer

Date: November 14, 2013