Form 10-K
period 2013-12-31
Eagle Bulk Shipping Inc.
filed 2014-03-31
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-Accelerated filer☐	Smaller reporting company☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant's most recently completed second quarter, was $60,315,060 based on the closing price of $3.65 per share on the Nasdaq Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 31, 2014, 16,902,213 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the registrant within 120 days of December 31, 2013, the last day of the registrant’s fiscal year, in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2013, we owned and operated a modern fleet of 45 oceangoing vessels, 43 Supramax and 2 Handymax, with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 6.6 years.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (the “Waivers”). The Waivers expire on June 30, 2014 and do not cover prospective violations for any covenant measurement date or period after March 31, 2014. The Waivers are subject to the Company’s compliance with the terms, conditions and milestones as set forth in the Waivers, including, but not to limited to the following: (i) the Company must reach an agreement on or before April 15, 2014 with lenders, collectively holding more than 66.67% of the revolving and term loans outstanding under the Credit Agreement (the “Majority Lenders”), on the terms of a restructuring of the obligations outstanding under the Credit Agreement (a “Restructuring”) and (ii) the Company and the Majority Lenders must execute a binding restructuring support agreement or similar agreement documenting such agreed-upon restructuring terms (a “Restructuring Support Agreement”), including milestones for the commencement, implementation and closing of the Restructuring. In addition, no event of default may occur under the Restructuring Support Agreement once agreed. Furthermore, no Event of Default (as defined in the Credit Agreement) may occur other than the potential events of default specifically waived pursuant to the Waiver. There can be no assurance that the Company will be able to comply with such terms, conditions and milestones, particularly those that are outside of the Company’s exclusive control. If the Company cannot comply with such terms and reach an agreement with the Majority Lenders in the time frames provided, our lenders could accelerate our indebtedness and foreclose their liens on our vessels, which causes us to conclude that there is substantial doubt about our ability to continue as a going concern.

The Company continues to have discussions with representatives of the Lenders pursuant to the Waiver. Although there can be no assurance that the Company will be able to reach an agreement with the Lenders regarding the terms of a Restructuring, it is expected that any Restructuring transaction would be substantially dilutive to the Company’s current shareholders, driving down price per outstanding share substantially.

As we would have been in default of the maximum leverage ratio at December 31, 2013 in the absence of the receipt of a waiver and it is probable that without further waivers or modifications to the credit agreement that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014, we have classified our debt as current at December 31, 2013.

In January 2013, a comprehensive termination agreement between the Company and Korea Line Corporation ("KLC") became effective and in March 2013, the Korean court approved an amendment to the KLC termination agreement after receiving a favorable vote from the concerned parties, for further details see Note 1 to the Consolidated Financial Statements.

During the year we transferred all the vessels managed by Anglo Eastern International Ltd to in-house technical management.

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

Management of Our Fleet

Our New York City-based management team primarily focused on the sub-Panamax dry bulk sectors, such as Supramax, Handymax and Handysize vessels, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is provided internally and by an unaffiliated third party manager, V.Ships Limited, which is one of the world's largest provider of independent ship management and related services. During the year 2013 we transferred all of our vessels managed by Anglo Eastern International Ltd to in-house technical management. We established in-house technical management capability, through which we provide technical management services to majority of our vessels, in addition to establish a vessel management bench-mark with the external technical manager. The management of our fleet includes the following functions:

●	Strategic management. We locate, obtain financing and insurance for, purchase and sell, vessels.

●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

●	Technical management. Our unaffiliated technical manager or our in-house technical manager perform day-to-day operations and maintenance of vessels.

Our Competitive Strengths and our Business Strategy

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

●

A fleet of Supramax dry bulk vessels. We specialize in the Supramax class of the Handymax sector of the dry bulk industry. Our operating fleet of 45 vessels at December 31, 2013 makes us one of the world's largest fleets of vessels in the sector. We view Handymax vessels, especially the Supramax class of vessels, as a highly attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

-	reduced volatility in charter rates;

-	increased operating flexibility;

-	ability to access more ports;

-	ability to carry a more diverse range of cargoes; and

-	broader customer base.

●

A modern, high quality fleet. The 45 Handymax vessels in our operating fleet at December 31, 2013 had an average age of approximately 6.6 years compared to an average age for the world Handymax dry bulk fleet of approximately 8.2 years. In 2011, we completed our Supramax vessel newbuilding program, pursuant to which we took delivery of 27 Supramax newbuilding vessels from 2008 to 2011. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese and Chinese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., and Oshima Shipbuilding Co., Ltd. The newbuilding vessels were built at premier shipyards in Japan, IHI Marine United, and China, Yangzhou Dayang Shipbuilding Co. Ltd.

●

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

●

Balanced charter program. Our strategy is to balance our revenues between mid-term time charters, short-term time charters, voyage charters and pool arrangements to maximize our financial performance throughout shipping cycles. The Company has been executing its commercial strategy by trading in the spot market through spot market-related time charters on voyages, short time charters, index charters, and pool charters. We have entered into either time charter, or voyage charter employment, or pool contracts for all the vessels in our operating fleet. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters, voyage charters and pool contracts provide us with revenue upside as the market improves. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates when appropriate.

●

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

Our Fleet

Our operating fleet of 45 vessels are fitted with cargo cranes and cargo grabs that permit them to load and unload cargo in ports that do not have cargo handling infrastructure in place. Our vessels are flagged in the Marshall Islands. We own each of our vessels through a separate wholly-owned Marshall Islands subsidiary. Our vessels are all employed on time and voyage charters. The following table represents certain information about our operating fleet as of December 31, 2013:

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

Nature of Business

Our strategy is to balance our revenues between mid-term time charters, short-term time charters, voyage charters and pool arrangements to maximize our financial performance throughout shipping cycles. The Company has been executing its commercial strategy by trading in the spot market through spot market-related time charters on voyages, short time charters, index charters, and pool charters. We have entered into either time charter, or voyage charter employment, or pool contracts for all the vessels in our operating fleet. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters, voyage charters and pool contracts provide us with revenue upside as the market improves. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates when appropriate.

Under a pool arrangement, the vessels operate under a time charter agreement with the Pool Manager. The members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool may operate either in the Time Charter or in the spot market in which case the cost of the bunkers and port costs are borne by the Pool and the net pool revenue is distributed as time charter hire to each Participant. To the extent the vessels are operated in the spot market, they are subject to the fluctuations of the spot market. The operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.

We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the relatively stable cash flows and high utilization rates that are associated with medium-term time charters, while at the same time providing us with the revenue upside potential from the index-linked or short-term time charters or voyage charters or pool charters. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates.

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

In connection with the charters of each of our vessels, we pay commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers and to in-house ship brokers associated with the charterers, depending on the number of brokers involved with arranging the relevant charter.

Our vessels operate worldwide within the trading limits imposed by our insurance terms and do not operate in areas where United States and or United Nations sanctions have been imposed.

Our Customers

Our customers include international companies such as Lauritzen Bulkers A/S, Norden A/S, Olam International, Clipper Bulk Shipping, Steel Authority of India Ltd, Hyundai Merchant Marine Co Ltd, Jaldhi Overseas pte. Ltd., Navig8 Inc., Phaeton international Ltd., Starhigh Asia Pacific Pte. Ltd., Bunge Ltd., Trammo Navigation Pte. Ltd., MUR Shipping B.V., Lighthouse Navigation Pte. Ltd. and Pacific Basin Shipping Ltd. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We expect to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of two independent credit risk consultants. In 2013, two customers individually accounted for more than 10% of our time and voyage charter revenue, accounting for approximately 15.8% and 13.8% of our time and voyage charter revenue, respectively. In 2012, two customers individually accounted for more than 10% of our time and voyage charter revenue, accounting for approximately 26.5% and 11.9% of our time and voyage charter revenue, respectively. In 2011, one customer accounted for more than 10% of our time and voyage charter revenue, accounting for approximately 10.0% of our time and voyage charter revenue. In 2010, two customers individually accounted for more than 10% of our time charter revenue, accounting for approximately 23.2% and 11.0% of our time charter revenue, respectively.

On January 25, 2011, Korea Line Corporation ("KLC"), the charterer for 13 of our vessels filed for protective receivership in Seoul, South Korea. We have taken back the employment of all affected chartered vessels and re-chartered them out on the spot and short-term time charter markets, pursuant to terms approved by the Korean court. Earnings during this interim period were used to offset the charter hire otherwise due from KLC.

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

On May 9, 2013, the 538,751 additional KLC common shares were issued to the Company and are secured at the Korean Securities Depository. On November 11, 2013, we took possession of the share certificates. These shares replace the note receivable recorded pursuant to the January 3, 2013, termination agreement. The fair market value of the shares upon issuance was in excess of the fair value of the receivable and result a gain of $32.5 million in the second quarter of 2013.

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

As of December 31, 2013, the Company has sold 58,128 of the KLC shares for a total consideration of $2.3 million and realized a loss of $0.4 million.

The KLC stock held by the Company is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. As of December 3, 2013, the fair value of the remaining 566,529 KLC shares held by the Company was $13.8 million. As of September 30, 2013 and December 31, 2013, the change in the fair value of our KLC investment was considered as other than temporary, and therefore the Company recorded a non-cash impairment loss of $7.3 million and $8.2 million in Other expense in the third and fourth quarters of 2013, respectively.

Operations

There are two central aspects to the operation of our fleet:

●	Commercial operations, which involve chartering and operating a vessel; and

●	Technical operations, which involve maintaining, crewing and insuring a vessel.

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

We currently have an aggregate of 63 shore-based personnel in our principal executive and Singapore offices.

Commercial and Strategic Management

We perform all of the commercial and strategic management of our fleet that includes obtaining employment for our vessels and maintaining our relationships with our charterers. We believe that because our management team experience in operating Handymax and Handysize dry bulk vessels, we have access to a broad range of charterers and can employ the fleet efficiently in any market and achieve high utilization rates.

In accordance with our strategy, we have entered into time, voyage and pool charters for all 45 of our vessels currently in the operating fleet. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve higher utilization rates. Vessels coming off long term employment are employed on the short to mid-term voyage charters or on the spot market. We believe that pools provide cost-effective commercial management activities for a group of similar class vessels. The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets. Under a pool arrangement, the vessels operate under a time charter agreement with the Pool Manager. The members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool may operate either in the Time Charter or in the spot market in which case the cost of the bunkers and port costs are borne by the Pool and the net pool revenue is distributed as time charter hire to each Participant. To the extent the vessels are operated in the spot market, they are subject to the fluctuations of the spot market. The operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.

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

●

Identifying, purchasing, and selling vessels. We believe that our commercial management team has longstanding relationships in the dry bulk industry, which provides us access to an extensive network of ship brokers and vessel owners that we believe will provide us with an advantage in future transactions.

●

Obtaining insurance coverage for our vessels. We have well-established relationships with reputable marine underwriters in all the major insurance markets around the world that helps insure our fleet with insurance at competitive rates.

●

Supervising our third party technical managers. We regularly monitor the expenditures, crewing, and maintenance of our vessels by our technical manager, V.Ships Limited. During the year 2013 we transferred all the vessels managed by Anglo Eastern International Ltd to in-house technical management. We established in-house technical management capability, through which we provide technical management services to majority of our vessels, in addition to establish a vessel management bench-mark with the external technical manager. Our management team has direct experience with vessel operations, repairs, drydockings and vessel construction.

Technical Management

The technical management of a portion of our fleet is provided by our unaffiliated third party technical manager, V.Ships Limited, that we believe is one of the world's largest provider of independent ship management and related services. During the year 2013 we transferred all the vessels managed by Anglo Eastern International Ltd to in-house technical management. We established in-house technical management capability, through which we provide technical management services to majority of our vessels, in addition to establish a vessel management bench-mark with the external technical manager. We review the performance of the managers on an annual basis and may add or change technical managers.

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

We currently crew our vessels primarily with officers and seamen from India, Ukraine, Russia, Myanmar, Philippines and East European who are supplied by our managers. As of December 31, 2013, we employed approximately 900 officers and seamen on the 45 vessels in our operating fleet. Each technical manager handles each seaman's training, travel, and payroll and ensures that all our seamen have the qualifications and licenses required to comply with current international regulations and shipping conventions. Additionally, our seafaring employees perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag safe manning certification in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. All international collective bargaining agreements to which we are a party are renewed for two years, prior to their expiry.

We pay our unaffiliated technical manager a monthly fee per vessel plus actual costs incurred by our vessels. These monthly fees averaged $11,901 per vessel in 2013, $10,194 per vessel in 2012 and $9,705 per vessel in 2011.

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

International Maritime Organization

The United Nations’ International Maritime Organization (the “IMO”) has adopted several international conventions, including the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”).  MARPOL entered into force on October 2, 1983.  It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.  MARPOL sets forth pollution-prevention requirements applicable to drybulk carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution.  Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions.  Annex VI was separately adopted by the IMO in September of 1997, and relates to air emissions.

In 2012, the IMO’s Marine Environmental Protection Committee, or MEPC, adopted by resolution amendments to the international code for the construction and equipment of ships carrying dangerous chemicals in bulk, or the IMSBC Code. The provisions of the IMSBC Code are mandatory under MARPOL and SOLAS. These amendments, which are expected to enter into force in June 2014, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new products that fall under the IMSBC Code. We may need to make certain financial expenditures to comply with these amendments.

In 2013, the MEPC adopted by resolution amendments to the MARPOL Annex I Conditional Assessment Scheme, or CAS. The amendments, which are expected to become effective on October 1, 2014, pertain to revising references to the inspections of bulk carriers and tankers after the 2011 ESP Code, which enhances the programs of inspections, becomes mandatory. We may need to make certain financial expenditures to comply with these amendments.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution.  Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000.  It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons.  “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ship’s repair and maintenance.  Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls of sulfur emissions known as “Emission Control Areas” (“ECAs”) (see below).

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

Sulfur content standards are even stricter within certain ECAs.  As of July 1, 2010, ships operating within an ECA may not use fuel with sulfur content in excess of 1.0% (from 1.50%), which is further reduced to 0.10% on January 1, 2015.  Amended Annex VI establishes procedures for designating new ECAs.  Currently, the Baltic Sea and the North Sea have been so designated.  Effective August 1, 2012, certain coastal areas of North America were designated ECAs, and effective January 1, 2014 the applicable areas of the United States Caribbean Sea were designated ECAs.  Ocean-going vessels in these areas will be subject to stringent emissions controls and may cause us to incur additional costs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency, or EPA, or the states where we operate, compliance with these regulations could entail significant capital expenditures, operational changes, or otherwise increase the costs of our operations.

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

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS, and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS and LL Convention standards. May 2012 SOLAS amendments entered into force as of January 1, 2014. The Convention on Limitation of Liability for Maritime Claims (LLMC) was recently amended and the amendments are expected to go into effect on June 8, 2015. The amendments alter the limits of liability for loss of life or personal injury claim and property claims against ship-owners.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions.  For example, the IMO adopted the International Convention for the Control and Management of Ships' Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping. To date, there has not been sufficient adoption of this standard for it to take force, but it is close. Many of the implementation dates originally written in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period for installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems (BWMS). For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the application dates of BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This in effect makes all vessels constructed before the entry into force date “existing’ vessels, and allows for the installation of a BWMS on such vessels at the first renewal survey following entry into force. Once mid-ocean ballast exchange or ballast water treatment requirements become mandatory, the cost of compliance could increase for ocean carriers. Although we do not believe that the costs of such compliance would be material, it is difficult to predict the overall impact of such a requirement on our operations. On March 23, 2012, the U.S. Coast Guard issued amended regulations relating to ballast water management for vessels operating in U.S. waters. The costs of compliance with ballast water treatment regulations may be material.

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

The IMO continues to review and introduce new regulations. For example, in July 2011 MARPOL adopted amendments for the prevention of air pollution, which designate certain waters near the coasts of Puerto Rico and the U.S. Virgin Islands ECAs for emissions of nitrogen oxides, sulphur oxides, and particulate matter. The new ECA designation entered into force on January 1, 2014. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

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

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade with the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea. OPA and CERCLA both define “owner and operator” “in the case of a vessel, as any person owning, operating or chartering by demise, the vessel.”  Both OPA and CERCLA impact our operations.

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

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damage for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo or residue and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations.  The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

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

The EPA and U.S. Coast Guard, or USCG, have enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

The EPA requires a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels, or VGP. For a new vessel delivered to an owner or operator after September 19, 2009 to be covered by the VGP, the owner must submit a Notice of Intent, or NOI, at least 30 days before the vessel operates in United States waters. On March 28, 2013 the EPA re-issued the VGP for another five years. This VGP took effect on December 19, 2013. The VGP focuses on authorizing discharges incidental to operations of commercial vessels and the new VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in US waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.

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

USCG regulations adopted and proposed for adoption under the U.S. National Invasive Species Act, or NISA, impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering U.S. waters, which require the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures, and/or otherwise restrict our vessels from entering U.S. waters. The USCG must approve any technology before it is placed on a vessel, but has not yet approved the technology necessary for vessels to meet the foregoing standards.

Notwithstanding the foregoing, as of January 1, 2014, vessels are technically subject to the phasing-in of these standards. As a result, the USCG has provided waivers to vessels which cannot install the as-yet unapproved technology. The EPA, on the other hand, has taken a different approach to enforcing ballast discharge standards under the VGP. On December 27, 2013, the EPA issued an enforcement response policy in connection with the new VGP in which the EPA indicated that it would take into account the reasons why vessels do not have the requisite technology installed, but will not grant any waivers.

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

As referenced above, the amended Annex VI to the IMO's MARPOL Convention, which addresses air pollution from ships, was ratified by the United States on October 9, 2008 and entered into force on January 1, 2010. The EPA and the state of California, however, have each proposed more stringent regulations of air emissions from ocean-going vessels. On July 24, 2008, the California Air Resources Board of the State of California, or CARB, approved clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline. The new CARB regulations require such vessels to use low sulfur marine fuels rather than bunker fuel. As of July 1, 2009, such vessels were required to switch either to marine gas oil with a sulfur content of no more than 1.5% or marine diesel oil with a sulfur content of no more than 0.5%. As of August 1, 2012, only marine gas oil with a sulfur content of no more than 1% or marine diesel oil with a sulfur content of no more than .5% is allowed.  As of January 1, 2014, only marine gas oil and marine diesel oil fuels with 0.1% sulfur is allowed. These new regulations may require significant expenditures on low-sulfur fuel and would increase our operating costs.

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act, or RCRA, or comparable state, local or foreign requirements.  The RCRA imposes significant recordkeeping and reporting requirements on transporters of hazardous waste. In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may still be held liable for cleanup costs under applicable laws.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. As of January 1, 2013, all ships must comply with mandatory requirements adopted by the MEPC in July 2011 relating to greenhouse gas emissions. All ships are required to follow the Ship Energy Efficiency Management Plans. Now the minimum energy efficiency levels per capacity mile, outlined in the Energy Efficiency Design Index, applies to all new ships. These requirements could cause us to incur additional compliance costs. The IMO is planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In April 2013, the European Parliament rejected proposed changes to the European Union Emissions Law regarding carbon trading. In June 2013 the European Commission developed a strategy to integrate maritime emissions into the overall European Union Strategy to reduced greenhouse gas emissions. If the strategy is adopted by the European Parliament and Council large vessels using European Union ports would be required to monitor, report, and verify their carbon dioxide emissions beginning in January 2018. In December 2013 the European Union environmental ministers discussed draft rules to implement monitoring and reporting of carbon dioxide emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, which we cannot predict with certainty at this time.

International Labour Organization

The International Labour Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC 2006). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 entered into force on August 20, 2013. The MLC 2006 requires us to develop new procedures to ensure full compliance.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security such as the Maritime Transportation Security Act of 2002, or MTSA.  To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.

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

Intermediate Surveys. Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal.  Intermediate surveys are to be carried out at or between the occasion of the second or third annual survey

Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey approximately every five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five year cycle. At an owner’s application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as "in class" by a classification society which is a member of the International Association of Classification Societies, or IACS. In December 2013, the IACS adopted new harmonized Common Structure Rules, which will apply to oil tankers and bulk carriers to be constructed on or after July 1, 2015. All our vessels that we have purchased and may agree to purchase in the future must be certified as being "in class" prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not certified on the date of closing, we have no obligation to take delivery of the vessel. We have all of our vessels, and intend to have all vessels that we acquire in the future, classed by IACS members.

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

United States Federal Income Tax Considerations

In the opinion of Seward & Kissel LLP, our United States tax counsel, the following are the material United States federal income tax consequences to us of our activities and to United States Holders and to Non-United States Holders of our common stock. The following discussion of United States federal income tax matters is based on the Internal Revenue Code of 1986, as amended, or the Code, judicial decisions, administrative pronouncements, and existing and proposed regulations issued by the United States Department of the Treasury, all of which are subject to change, possibly with retroactive effect. In addition, the discussion below is based, in part, on the description of our business as described in ''Business'' in this Annual Report and assumes that we conduct our business as described in that section.

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

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $325,000, $600,000, and $1,300,000 for the years ended December 31, 2013, 2012 and 2011, respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

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

The Company's United States source shipping income would be considered ''effectively connected'' with the conduct of a United States trade or business only if:

●	the Company has, or is considered to have, a fixed place of business in the United States involved in the earning of United States source shipping income; and

●

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

Passive Foreign Investment Company Status and Significant Tax Consequences

Special United States federal income tax rules apply to a United States Holder that holds shares in a foreign corporation classified as a ''passive foreign investment company'' for United States federal income tax purposes. In general, the Company will be treated as a passive foreign investment company with respect to a United States Holder if, for any taxable year in which such holder holds the Company's common stock, either:

●	at least 75% of our gross income for such taxable year consists of passive income (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business); or

●	at least 50% of the average value of our assets during such taxable year produce, or are held for the production of, passive income.

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

As discussed more fully below, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat the Company as a ''Qualified Electing Fund,'' which election we refer to as a ''QEF election.'' As an alternative to making a QEF election, a United States Holder should be able to make a ''mark-to-market'' election with respect to the Company's common stock, as discussed below. In addition, if we were to be treated as a passive foreign investment company for any taxable year after 2010, a United States holder would be required to file an annual report with the Internal Revenue Service for that year with respect to such holder’s common stock.

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

Taxation of United States Holders Not Making a Timely QEF or Mark-to-Market Election

Finally, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder who does not make either a QEF election or a ''mark-to-market'' election for that year, whom we refer to as a ''Non-Electing Holder,'' would be subject to special rules with respect to (1) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on the common stock in a taxable year in excess of 125% of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder's holding period for the common stock), and (2) any gain realized on the sale, exchange or other disposition of the Company's common stock. Under these special rules:

●	the excess distribution or gain would be allocated ratably over the Non-Electing Holder's aggregate holding period for the common stock;

●

the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which the Company was a passive foreign investment company, would be taxed as ordinary income and would not be ''qualified dividend income''; and

●

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

●

the gain is effectively connected with the Non-United States Holder's conduct of a trade or business in the United States (and, if the Non-United States Holder is entitled to the benefits of an income tax treaty with respect to that gain, that gain is attributable to a permanent establishment maintained by the Non-United States Holder in the United States); or

●	the Non-United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of disposition and other conditions are met.

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

Backup Withholding and Information Reporting

In general, dividend payments, or other taxable distributions, made within the United States to you will be subject to information reporting requirements if you are a non-corporate United States Holder. Such payments or distributions may also be subject to backup withholding tax if you are a non-corporate United States Holder and you:

●	fail to provide an accurate taxpayer identification number;

●	are notified by the IRS that you have failed to report all interest or dividends required to be shown on your federal income tax returns; or

●	in certain circumstances, fail to comply with applicable certification requirements.

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

The dry bulk shipping industry is cyclical with high volatility in charter hire rates and profitability. The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely; however, the continued downturn in the drybulk charter market has severely affected the entire dry bulk shipping industry and charter hire rates for dry bulk vessels have declined significantly from historically high levels. The Baltic Dry Index (the “BDI”), a daily average of charter rates for key dry bulk routes published by the Baltic Exchange Limited, which has long been viewed as the main benchmark to monitor the movements of the dry bulk vessel charter market and the performance of the entire dry bulk shipping market, declined 94% in 2008 from a peak of 11,793 in May 2008 to a low of 663 in December 2008 and has remained volatile since then. The BDI recorded a record low of 647 in 2012, and reached highs and lows of 2,337 and 698, respectively, in 2013. There can be no assurance that the drybulk charter market will increase further, and the market could decline.

Fluctuations in charter rates result from changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the major commodities carried by water internationally. Because the factors affecting the supply of and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. If charter rates in the dry bulk market continue to decline and remain at low levels for any significant period in 2014, this will have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

Factors that influence demand for dry bulk vessel capacity include:

●	supply of and demand for energy resources, commodities and industrial products;

●	changes in the exploration or production of energy resources, commodities, consumer and industrial products;

●	the location of regional and global exploration, production and manufacturing facilities;

●	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

●	the globalization of production and manufacturing;

●	global and regional economic and political conditions, including armed conflicts and terrorist activities; embargoes and strikes;

●	developments in international trade;

●	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

●	environmental and other regulatory developments;

●	currency exchange rates; and

●	weather.

Factors that influence the supply of vessel capacity include: [low stemming]

●	the number of newbuilding deliveries;

●	port and canal congestion;

●	the scrapping of older vessels;

●	vessel casualties; and

●	the number of vessels that are out of service, namely those that are laid-up, drydocked, awaiting repairs or otherwise not available for hire.

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

The continuing global economic downturn may continue to negatively impact our business.

In the current global economy, operating businesses have recently faced tightening credit, weakening demand for goods and services, weak international liquidity conditions, and declining markets. Lower demand for dry bulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for dry bulk carriers, creating downward pressure on charter rates and vessel values.  The continuing economic downturn has had and may continue to have during 2014 a number of adverse consequences for dry bulk and other shipping sectors, including, among other things:

●	an absence of financing for vessels;

●	a further decrease in the market value of our vessels and no active second-hand market for the sale of vessels;

●	low charter rates, particularly for vessels employed on short-term time charters or in the spot market;

●	widespread loan covenant defaults; and

●	declaration of bankruptcy by some operators and shipowners, as well as charterers.

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

Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at all or on terms similar to current debt and reduced, and in some cases ceased, to provide funding to borrowers. Due to these factors, we cannot be certain that additional financing will be available if needed and to the extent required, or that we will be able to refinance our existing credit facility, on acceptable terms or at all. If additional financing or refinancing is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to enhance our existing business, complete additional acquisitions or otherwise take advantage of business opportunities as they arise. For more information on the Fourth Amended and Restated Credit Agreement, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

The instability of the euro or the inability of countries to refinance their debts could have a material adverse effect on our revenue, profitability and financial position.

As a result of the credit crisis in Europe, in particular in Greece, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility (the “EFSF”) and the European Financial Stability Mechanism (the “EFSM”) to provide funding to Eurozone countries in financial difficulties that seek such support. In March 2011, the European Council agreed on the need for Eurozone countries to establish a permanent stability mechanism, the European Stability Mechanism, or the ESM, which was established on September 27, 2012 to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations and the overall stability of the euro. An extended period of adverse development in the outlook for European countries could reduce the overall demand for oil and gas and for our services. These potential developments, or market perceptions concerning these and related issues, could affect our financial position, results of operations and cash flow.

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

The fair market values of our vessels have generally experienced high volatility and have recently declined significantly.  The market prices for secondhand Handymax and Supramax dry bulk carriers have recently decreased sharply from their historically high levels.  The fair market value of our vessels may continue to fluctuate depending on a number of factors, including:

●	prevailing level of charter rates;

●	general economic and market conditions affecting the shipping industry;

●	types, sizes and ages of vessels;

●	supply of and demand for vessels;

●	other modes of transportation;

●	cost of newbuildings;

●	governmental or other regulations;

●	the need to upgrade secondhand and previously owned vessels as a result of charterer requirements, technological advances in vessel design or equipment or otherwise; and

●	technological advances.

 In the absence of a recently negotiated Waiver with our lenders, we would be in default of the maximum leverage ratio at December 31, 2013, and without the negotiation of further waivers or modifications to our credit agreement, it is likely that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014. If the fair market value of our vessels does not increase, it will be more difficult for us to be in compliance with certain covenants contained in our credit facility and we may not be able to refinance our debt or obtain additional financing. If we are not able to successfully negotiate waivers of our credit facility or reach terms of a successful restructuring, our lenders could accelerate our debt and foreclose on our fleet. In addition, if we sell one or more of our vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our consolidated financial statements, the sale may be less than the vessel's carrying value on our consolidated financial statements, resulting in a loss and a reduction in earnings. Furthermore, if vessel values persist or decline further, we may have to record an impairment adjustment in our financial statements which could adversely affect our financial results. For more information on the Fourth Amended and Restated Credit Agreement, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

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

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels operate or are registered, which can significantly affect the ownership and operation of our vessels. These regulations include, but are not limited to, OPA, CERCLA, the U.S. Clean Air Act, U.S. Clean Water Act and the MTSA, requirements of the U.S. Coast Guard and the U.S. Environmental Protection Agency, and regulations of the IMO, including the International Convention for the Prevention of Pollution from Ships of 1973, as from time to time amended and generally referred to as MARPOL including designation of Emission Control Areas thereunder, the IMO International Convention for the Safety of Life at Sea of 1974, the International Convention on Civil Liability for Bunker Oil Pollution Damage, and the International Convention on Load Lines of 1966. Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of our vessels. We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions, the management of ballast and bilge waters, elimination of tin-based paint, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents. These costs could have a material adverse effect on our business, results of operations, cash flows and financial condition. A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA, for example, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. Furthermore, the 2010 explosion of the Deepwater Horizon and the subsequent release of oil into the Gulf of Mexico, or other events, may result in further regulation of the shipping industry, and modifications to statutory liability schemes, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. An oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages under other federal, state and local laws, as well as third-party damages. We are required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. Although we have arranged insurance to cover certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay dividends, if any, in the future.

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

The supply of drybulk vessels has increased significantly since the beginning of 2006 and continued to be delivered in significant numbers through the end of 2013. According to industry sources, the current orderbook stands at 21% of the fleet outstanding. Supply growth has been outpacing demand growth over the past few years causing downward pressure on charter rates. Until this new supply gets fully absorbed by the market, charter rates may continue to be under pressure in the near to medium term. Since our fleet is predominantly fixed on short-term charters, the Company remains exposed to the spot market.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy worldwide decreased during 2013 to its lowest level since 2009, sea piracy incidents continue to occur, particularly in the Gulf of Aden off the coast of Somalia and increasingly in the Gulf of Guinea and the West Coast of Africa, with dry bulk vessels and tankers particularly vulnerable to such attacks. If these piracy attacks result in regions in which our vessels are deployed being characterized as “war risk” zones by insurers, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including due to employing onboard security guards, could increase in such circumstances. Furthermore, while we believe the charterer remains liable for charter payments when a vessel is seized by pirates, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter party, a claim that we would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Our vessels may call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments that could adversely affect our reputation and the market for our common stock.

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

On November 24, 2013, the P5+1 (the United States, United Kingdom, Germany, France, Russia and China) entered into an interim agreement with Iran entitled the “Joint Plan of Action” (“JPOA”). Under the JPOA it was agreed that, in exchange for Iran taking certain voluntary measures to ensure that its nuclear program is used only for peaceful purposes, the U.S. and EU would voluntarily suspend certain sanctions for a period of six months.

On January 20, 2014, the U.S. and E.U. indicated that they would begin implementing the temporary relief measures provided for under the JPOA. These measures include, among other things, the suspension of certain sanctions on the Iranian petrochemicals, precious metals, and automotive industries from January 20, 2014 until July 20, 2014.

Although it is our intention to comply with the provisions of the JPOA, there can be no assurance that we will be in compliance in the future as such regulations and U.S. Sanctions may be amended over time, and the U.S. retains the authority to revoke the aforementioned relief if Iran fails to meet its commitments under the JPOA.

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

Continuing economic instability could have a material adverse effect on our ability to implement our business strategy. The United States, the European Union and other parts of the world have recently been or are currently in a recession and continue to exhibit weak economic trends. The credit markets in the United States and Europe have experienced significant contraction, deleveraging and reduced liquidity, and the U.S. federal and state governments and European authorities have implemented a broad variety of governmental action and/or new regulation of the financial markets and may implement additional regulations in the future. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. The SEC, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies, and may effect changes in law or interpretations of existing laws. Global financial markets and economic conditions have been, and continue to be, severely disrupted and volatile. Credit markets and the debt and equity capital markets have been exceedingly distressed and the uncertainty surrounding the future of the credit markets in the United States and the rest of the world has resulted in reduced access to credit worldwide.

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

Continued economic slowdown in the Asia Pacific region, particularly in China, may exacerbate the effect on us, as we anticipate a significant number of the port calls made by our vessels will continue to involve the loading or discharging of dry bulk commodities in ports in the Asia Pacific region. Before the global economic financial crisis that began in 2008, China had one of the world’s fastest growing economies in terms of gross domestic product (“GDP”), which had a significant impact on shipping demand. The growth rate of China's GDP is estimated by government officials to average 7.6% for the year ended December 31, 2013, as compared to approximately 7.8% for the year ended December 31, 2012, and continues to remain below pre-2008 levels.. China has recently imposed measures to restrain lending, which may further contribute to a slowdown in its economic growth. It is possible that China and other countries in the Asia Pacific region will continue to experience slowed or even negative economic growth in the near future. Moreover, the current economic slowdown in the economies of the United States, the European Union and other Asian countries may further adversely affect economic growth in China and elsewhere. Our business, financial condition and results of operations, ability to pay dividends as well as our future prospects, will likely be materially and adversely affected by a further economic downturn in any of these countries.

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

The operation of ocean going vessels carries inherent risks. These risks include the possibility of:

●	marine disaster;

●	environmental accidents;

●	cargo and property losses or damage;

●	business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions; and

●	piracy.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act could result in fines, criminal penalties, and an adverse effect on our business.

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

Company Specific Risk Factors

If we default under our loan agreements, our lenders may act to accelerate our outstanding indebtedness under our credit facility, which would impact our ability to continue to conduct our business.

We have incurred substantial debt. At December 31, 2013, our debt consisted of $1,129,478,741 in term loans and $44,565,437 paid-in-kind loans under our Fourth Amended and Restated Credit Agreement. In the absence of the Waiver, received on March 19, 2014 from our lenders under our Fourth Amended and Restated Credit Agreement, we would have been in default of the maximum leverage ratio under our credit facility at December 31, 2013, and the maximum leverage ratio and minimum interest coverage ratio under our credit facility as of March 31, 2014. In addition, without the negotiation of further waivers or modifications to our Fourth Amended and Restated Credit Agreement or completion of a restructuring of the Company’s outstanding indebtedness, it is likely that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014. As a result, we have concluded that there is substantial doubt about the Company's ability to continue as a going concern and we have classified our debt as current as of December 31, 2013. There can be no assurance that our lenders will grant us further waivers or modifications to our Fourth Amended and Restated Credit Agreement. If we cannot comply with terms of the waiver with our lenders and reach an agreement providing for the restructuring of our debt with the Majority Lenders in the time frames provided, our lenders could accelerate our indebtedness and foreclose their liens on our vessels, which would impair our ability to conduct our business and continue as a going concern.

We cannot assure you that we will be able to complete the restructuring required under the recently negotiated waiver under our credit facility or that we will be able to refinance indebtedness incurred under our credit facility; any restructuring of our outstanding credit facility will be highly dilutive to our shareholders.

Under the terms of the Waiver received from the lenders under our Fourth Amended and Restated Credit Agreement, on or before April 15, 2014, we must agree on terms of a restructuring of the obligations outstanding under the credit agreement with our lenders and must execute a binding restructuring support agreement or similar agreement, including milestones for the commencement, implementation and closing of such restructuring. Furthermore, no event of default (as defined in the Fourth Amended and Restated Credit Agreement) may occur other than the potential events of default specifically waived pursuant to the Waiver. There can be no assurance that we will be able to comply with such terms, conditions and milestones, particularly those that are outside of our exclusive control. We continue to have discussions with representatives of our lenders pursuant to the Waiver. Although there can be no assurance that we will be able to reach an agreement with our lenders regarding the terms of a restructuring, it is expected that any restructuring transaction would be substantially dilutive to our current shareholders.

Our business strategy contemplates that we repay all or a portion of our debt from time to time with the net proceeds of equity issuances. We cannot assure you that we will be able to refinance our indebtedness through equity offerings or otherwise on terms that are acceptable to us or at all. If we are not able to refinance our indebtedness, we will have to dedicate a portion of our cash flow from operations to pay the principal and interest of this indebtedness. We cannot assure you that we will be able to generate cash flow in amounts that are sufficient for these purposes. If we are not able to satisfy these obligations, we may have to undertake alternative financing plans or sell our assets. The actual or perceived credit quality of our charterers, any defaults by them, and the market value of our fleet, among other things, may materially affect our ability to obtain alternative financing. Further, debt service payments under our credit facility or alternative financing may limit funds otherwise available for working capital, capital expenditures, payment of dividends and other purposes.

If we breach the financial covenants under or otherwise default under our Fourth Amended and Restated Credit Agreement or the Waiver, or under an alternative financing arrangement, or if we are unable to meet our debt service obligations, our lender could declare the debt, together with accrued interest and fees, to be immediately due and payable and foreclose on our fleet, which could result in the acceleration of other indebtedness that we may have at such time and the commencement of similar foreclosure proceedings by other lenders.  As a result of such default, if we are unable to find alternative sources of financing on terms that are acceptable to us or at all, our business, financial condition, results of operations and cash flows may be materially adversely affected. In such a situation, we could be forced into a restructuring, including modifications of charter lease obligations and debt agreements, or we could be forced into bankruptcy or liquidation.

Restrictive covenants in our credit facility impose significant financial and other restrictions on us, and if we receive additional waivers or amendments to our credit facility, our lenders may impose additional operating and financial restrictions on us or modify the terms of our existing credit facility.

Our Fourth Amended and Restated Credit Agreement, which is secured by mortgages on the vessels in our fleet, requires us to comply with certain financial covenants, including the requirements that we maintain (i) a maximum leverage ratio of the term loan indebtedness, excluding the payment-in-kind loans, to EBITDA (as defined in the credit facility) beginning with the third quarter of 2013; (ii) a minimum interest rate coverage ratio of EBITDA to cash interest expenses beginning with the second quarter of 2013; (iii) free cash as of the last day of each financial quarter; and (iv) a maximum collateral coverage ratio of the aggregate of 100% of the term loan and any related swap exposure to the market value of the vessels mortgaged under the facility beginning with the third quarter of 2014. A violation of any of these covenants constitutes an event of default under the credit facility that, if not waived or amended by our lenders, provides our lenders with the right to declare all amounts outstanding under the credit facility immediately due and payable and foreclose their liens on our vessels. In the absence of a recently negotiated Waiver with our lenders, we would be in default of the maximum leverage ratio at December 31, 2013, and the maximum leverage ratio and minimum interest coverage ratio under our credit facility as of March 31, 2014. In addition, without the negotiation of further waivers or modifications to our credit agreement, it is likely that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014. If the amounts outstanding under our credit facility were to be become accelerated or were to become the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders. For more information on the Fourth Amended and Restated Credit Agreement, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

The Fourth Amended and Restated Credit Agreement also imposes operating and financial restrictions on us. These restrictions may limit our ability to, among other things:

●	pay dividends or make other payments to our shareholders, or redeem any of our common stock;

●	change our Chief Executive Officer without the approval of our lender;

●	amend or supplement, or waive or forebear from enforcing, certain charters;

●	incur additional indebtedness;

●	make loans or investments;

●	acquire assets outside of the ordinary course of our business;

●	change the flag, class or management of our vessels;

●	create liens on our assets;

●	sell, lease, transfer or otherwise dispose of our assets;

●	merge or consolidate with another person;

●	enter into a new line of business;

●	enter into transactions with affiliates; and

●	enter into a time charter or consecutive voyage charters that has a term that exceeds, or which by virtue of any optional extensions may exceed, 24 months.

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

On May 9, 2013, the 538,751 additional KLC common shares were issued to the Company and are secured at the Korean Securities Depository. On November 11, 2013, we took possession of the share certificates. These shares replace the note receivable recorded pursuant to the January 3, 2013, termination agreement. The fair market value of the shares upon issuance was in excess of the fair value of the receivable and result a gain of $32.5 million in the second quarter of 2013.

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

As of December 31, 2013, the Company has sold 58,128 of the KLC shares for a total consideration of $2.3 million and realized a loss of $0.4 million.

The KLC stock held by the Company is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. As of December 3, 2013, the fair value of the remaining 566,529 KLC shares held by the Company was $13.8 million. As of September 30, 2013 and December 31, 2013, the change in the fair value of our KLC investment was considered as other than temporary, and therefore the Company recorded a non-cash impairment loss of $7.3 million and $8.2 million in Other expense in the third and fourth quarters of 2013, respectively.

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

We are dependent on spot charters and any decrease in spot charter rates in the future may adversely affect our earnings and our ability to pay dividends.

We currently operate a fleet of 45 owned vessels, of which 44 are employed for less than one year as of December 31, 2013, exposing us to fluctuations in spot market charter rates. Historically, the dry bulk market has been volatile as a result of the many conditions and factors that can affect the price, supply and demand for dry bulk capacity. The continuing global economic crisis may further reduce demand for transportation of dry bulk cargoes over longer distances and supply of dry bulk vessels to carry such dry bulk cargoes, which may materially affect our revenues, profitability and cash flows. The spot charter market may fluctuate significantly based upon supply of and demand for vessels and cargoes. The successful operation of our vessels in the competitive spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, then we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or to pay dividends, if any, in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

Our ability to renew the charters on all 45 our vessels on the expiration or termination of our current charters, scheduled to expire in 2014 as of December 31, 2013, and the charter rates payable under any such replacement charters, will depend upon, among other things, economic conditions in the sectors in which our vessels operate at that time, changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the seaborne transportation of energy resources.

Our board of directors will not declare dividends in the foreseeable future.

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

We have current liabilities under our credit agreement that have eliminated cash available for distribution as dividends. In addition, even if we complete a successful restructuring of our balance sheet, there may be other circumstances in the future that reduce or eliminate the amount of cash that we will have available for distribution as dividends and, in addition, our growth strategy contemplates that we will finance our acquisitions of additional vessels through debt financings or the net proceeds of future equity issuances on terms acceptable to us. If financing is not available to us on acceptable terms, our board of directors may determine to finance or refinance acquisitions with cash from operations, which would reduce the amount of any cash available for the payment of dividends.

Under the terms of our credit facility, we are not be permitted to pay dividends if there is a default or a breach of a loan covenant. In addition, we are permitted to pay dividends only in amounts up to our cumulative cash flows which is EBITDA (as defined in our credit agreement) less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for drydockings. Please see the section of this Annual Report entitled "Credit Facility" for more information relating to restrictions on our ability to pay dividends under the terms of our credit facility.

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

We intend to continue to grow our business. Our future growth will primarily depend on:

●	locating and acquiring suitable vessels;

●	obtaining required financing on acceptable terms;

●	identifying and consummating acquisitions or joint ventures;

●	enhancing our customer base; and

●	managing our expansion.

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

We derive a significant part of our revenues from a small number of charterers. In 2013, two customers individually accounted for more than 10% of our time and voyage charter revenue, accounting for approximately 15.8% and 13.8% of our time and voyage charter revenue, respectively. The charterers' payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the dry bulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our shareholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers.

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

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 45 dry bulk vessels in our operating fleet as of December 31, 2013 was approximately 6.6 years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

Based on the current operation of our vessels, if we were subject to this tax, our United States federal income tax liability would be approximately $325,000, $600,000 and $1,300,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Because the operations of our vessels are under the control of third party charterers, we can give no assurance that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

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

Our current operating and financial systems may not be adequate if we expand the size of our fleet in the future, and our attempts to improve those systems may be ineffective. In addition, if we further expand our fleet, we will need to recruit suitable additional seafarers and shore side administrative and management personnel. We cannot guarantee that we will be able to hire suitable employees as we expand our fleet. If we or our crewing agent encounters business or financial difficulties, we may not be able to adequately staff our vessels. If we are unable to grow our financial and operating systems or to recruit suitable employees as we expand our fleet, our financial performance may be adversely affected and, among other things, the amount of cash available for distribution as dividends to our stockholders may be reduced.

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

In addition, we have entered into interest rate swaps effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements. Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2013, the fair value of our interest rate swaps was zero.

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

The price of our common stock has dropped below $5.00 per share, and the last reported closing price on the Nasdaq Global Select Market on March 28, 2014 was $4.04 per share. As long as the market price of our common shares remains below $5.00 per share, under stock exchange rules, our shareholders will not be able to use such shares as collateral for borrowing in margin accounts. This inability to use our common shares as collateral may depress demand as certain institutional investors are restricted from investing in shares priced below $5.00 and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common shares.

We are currently in discussion with representatives of the lenders under our credit facility regarding the terms of a restructuring that if undertaken, will be highly dilutive to current holders of our common stock, driving down price per outstanding share substantially. It is likely that the terms of any restructuring of our balance sheet will be substantially dilutive to shareholders.

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

The seaborne transportation industry has been highly unpredictable and volatile. The market for common shares in this industry may be equally volatile. The market price of our common shares may be influenced by many factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

●	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

●	mergers and strategic alliances in the shipping industry;

●	terrorist acts;

●	future sales of our common shares or other securities;

●	market conditions in the shipping industry;

●	economic and regulatory trends;

●	shortfalls in our operating results from levels forecast by securities analysts;

●	announcements concerning us or our competitors;

●	the general state of the securities market; and

●	investors’ perception of us and the dry bulk shipping industry.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above the price they paid for such shares. These broad market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance.

In addition, it is possible that we will be forced to delist from The Nasdaq Global Select Market if we do not receive shareholder approval required by Nasdaq’s continued listing requirements necessary to undertake a restructuring transaction with the lenders under our credit agreement. We believe any such restructuring will require the issuance of large amounts of common stock.

Future sales of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. Our amended and restated articles of incorporation authorize us to issue 100,000,000 shares of common stock, of which 16,783,071 shares were issued and outstanding as of December 31, 2013. We intend to issue additional shares of our common stock in the future. Our shareholders may incur dilution from any future equity offering and upon the issuance of additional shares of our common stock upon the exercise of options we have granted to certain of our executive officers or upon the issuance of additional shares of common stock pursuant to our equity incentive plan.

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

Several provisions of our amended and restated articles of incorporation and bylaws could make it difficult for our stockholders to change the composition of our board of directors in any one year, preventing them from changing the composition of management. In addition, the same provisions, as well as our shareholder rights plan, may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. These provisions will include:

●	authorizing our board of directors to issue "blank check" preferred stock without stockholder approval;

●	providing for a classified board of directors with staggered, three year terms;

●

authorizing vacancies on our board of directors to be filled only by a vote of the majority of directors then in office and specifically denying our stockholders the right to fill vacancies on the board;

●	establishing certain advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

●	prohibiting cumulative voting in the election of directors;

●	limiting the persons who may call special meetings of stockholders;

●	authorizing the removal of directors only for cause and only upon the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote for the directors;

●	prohibiting stockholder action by written consent; and

●	establishing supermajority voting provisions with respect to amendments to certain provisions of our amended and restated articles of incorporation and bylaws.

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

ITEM 3. LEGAL PROCEEDINGS

Shareholder Derivative Lawsuits

On June 14, 2013 the parties to the original action moved for an order granting a proposed settlement (the "Settlement"), which acts to settle each of the above-referenced actions.  The Settlement contained a denial by all defendants of wrongdoing and liability and mutual releases between and amongst the parties.  It also provided for certain changes to the Company's policies concerning director and executive compensation and certain other corporate governance policies with which plaintiffs in those actions had taken issue. The Settlement permitted Plaintiffs' counsel to request an award of attorneys' fees and expenses which, in the aggregate, does not exceed $1.575 million.  The Settlement was approved by order dated December 2, 2013, including an attorneys' fee award to plaintiffs of $1.2 million plus expenses not to exceed $65,000, which was paid by the Company’s insurance. As of the date of this report, all of the actions described above have been settled.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The trading market for shares of our common stock is the Nasdaq Global Select Market, on which our shares are quoted under the symbol "EGLE." As of March 31, 2014, the number of stockholders of record of the Company's common stock was approximately 16,902,213. The following table sets forth the high and low closing prices for shares of our common stock for the periods indicated, as reported by the Nasdaq Global Select Market:

For the period:	High	Low

January 1, 2013 to March 31, 2013	$3.87	$1.80
April 1, 2013 to June 30, 2013	$5.50	$2.84
July 1, 2013 to September 30, 2013	$8.11	$3.12
October 1, 2013 to December 31, 2013	$7.93	$2.75

January 1, 2012 to March 31, 2012	$9.00	$3.96
April 1, 2012 to June 30, 2012	$7.92	$2.62
July 1, 2012 to September 30, 2012	$3.97	$2.75
October 1, 2012 to December 31, 2012	$3.53	$1.45

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan

2012 Equity Incentive Plan. In November 2012, our shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”) for the purpose of affording an incentive to eligible persons. The 2012 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2012 Plan is administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2012 Plan. The shares reserved for issuance under the 2012 Plan were not adjusted in connection with the one-for-four reverse stock split of our issued and outstanding common stock that was effective on May 22, 2012. The 2012 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2012 Plan that no options granted under the plan would, in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable.

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

Performance Graph

The following graph illustrates a comparison of the cumulative total shareholder return (change in stock price plus reinvested dividends) of Eagle Bulk Shipping Inc.'s common stock with the Standard and Poor's 500 Index and a peer group "Dry Index" consisting of DryShips, Inc., Diana Shipping Inc., Navios Maritime Holdings, Inc., Genco Shipping and Trading Limited and Excel Maritime Carriers Ltd. (through December 31, 2012). The comparison graph assumes a $100 investment in each of the Company's common stock, the Standard & Poor's 500 Index and the Dry Index peer group at the beginning of the period.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the five years in the period ended December 31, 2013. Certain information in the table has been derived from the Company's audited financial statements and notes thereto for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 included herein and for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 not appearing in this Annual Report. The data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. In accordance with standard shipping industry practice, we did not obtain from the sellers historical operating data for the vessels that we acquired, as that data was not material to our decision to purchase the vessels. Accordingly, we have not included any historical financial data relating to the results of operations of our vessels from the period before our acquisition of them. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Lack of Historical Operating Data for Vessels Before their Acquisition."

(Dollar amounts in thousands except Per Share amounts and Fleet Data)	2013	2012	2011	2010	2009
Income Statement Data
Revenues, net of commissions	$202,440	$190,811	$313,432	$265,036	$192,574
Voyage expenses	26,423	26,111	44,346	3,727	—
Vessel expenses	84,425	90,552	85,050	72,984	50,161
Charter hire expenses	—	1,713	41,216	9,983	—
Depreciation and Amortization	76,947	77,588	73,084	62,945	44,329
General and Administrative Expenses	16,026	32,065	37,559	40,029	32,714
Loss (gain) on Sale of Vessel	—	—	509	(291)	—
Gain on time charter agreement termination	(32,526)	—	—	—	—
Total Operating Expenses	171,296	228,030	281,764	189,377	127,204
[Interest Expense, Net]	82,832	66,611	46,640	48,516	28,700
Write-off of deferred financing costs	—	—	—	—	3,383
Other expenses (income)	(18,832)	(1,028)	(152)	298	—
Net Income (loss)	$(70,521)	$(102,801)	$(14,820)	$26,845	$33,287

Share and Per Share Data
Basic Income (loss) per share	$(4.15)	$(6.30)	$(0.95)	$1.73	$2.38
Diluted Income (loss) per share	(4.15)	(6.30)	(0.95)	1.72	2.38
Weighted Average Shares Outstanding – Diluted	16,983,913	16,328,132	15,655,443	15,604,311	13,980,827
Cash Dividends Declared per share	$—	$—	$—	$—	$—

Consolidated Cash Flow Data
Net cash (used in)/from operating activities	$(354)	$4,778	$58,296	$94,340	$90,525
Net cash from/(used in) investing activities	2,317	294	(157,786)	(280,996)	(228,624)
Net cash (used in)/from financing activities	(400)	(12,028)	(4,556)	244,433	200,235

Consolidated Balance Sheet Data	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Current Assets	$61,931	$43,799	$55,891	$150,733	$84,205
Total Assets	1,723,414	1,789,144	1,867,257	1,896,573	1,608,203
Total Liabilities	1,192,219	1,194,950	1,193,081	1,227,486	988,474
Short-term Debt	1,174,044	—	—	—	—
Long-term Debt	—	1,144,866	1,097,385	1,151,354	900,171
Stockholders' Equity	531,195	594,195	674,176	669,087	619,729

Other Data
EBITDA (a)	$83,918	$46,034	$108,853	$148,663	$121,239
Capital Expenditures :
Vessels	$92	$58	$179,106	$301,796	$228,530
Payments for Drydockings	$3,638	$1,094	$2,809	$2,828	$4,477
Ratio of Total Debt to Total Capitalization (b)	68.8%	65.0%	63.6%	63.2%	59.2%

Fleet Data
Number of Vessels in operating fleet	45	45	45	38	27
Average Age of Fleet (in dwt weighted years)	7	6	5	5	6
Fleet Ownership Days	16,425	16,470	15,290	12,958	9,106
Chartered-in under operating lease Days	—	90	2,421	476	—
Fleet Available Days	16,305	16,512	17,619	13,323	8,999
Fleet Operating Days	16,180	16,389	17,514	13,274	8,966
Fleet Utilization Days	99.2%	99.3%	99.4%	99.6%	99.6%

(a)

Our credit facility permits us to pay dividends in amounts up to cumulative free cash flows which is our earnings before extraordinary or exceptional items, interest, taxes, depreciation and amortization (“Credit Agreement EBITDA”), less the aggregate amount of interest incurred and net amounts payable under interest rate hedging agreements during the relevant period and an agreed upon reserve for dry-docking. Therefore, we believe that this non-GAAP measure is important for our investors as it reflects our ability to pay dividends. The Company's computation of EBITDA may not be comparable to similar titled measures of other companies. Following an amendment to the revolving credit facility in December 2008, payment of dividend has been suspended until certain covenants requirements have been met and our board of directors determines in its discretion to declare and pay future dividends. The following table is a reconciliation of net income/(loss), as reflected in the consolidated statements of operations, to the Credit Agreement EBITDA:

(b)	Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

	2013	2012	2011	2010	2009

Net Income/(Loss)	$(70,521,383)	$(102,800,903)	$(14,819,749)	$26,844,650	$33,287,271
Interest Expense	82,907,627	66,643,296	46,769,965	48,885,674	28,904,610
Depreciation and Amortization	76,947,400	77,588,428	73,084,105	62,945,478	44,329,258
Amortization of fair value (below) above market of time charter acquired	(10,280,559)	(4,770,214)	(5,088,268)	(4,754,407)	(2,643,820)
EBITDA	79,053,085	36,660,607	99,946,053	133,921,395	103,877,319
Adjustments for Exceptional Items:
Write-off of Advances for Vessel Construction (1)	—	—	—	—	—
Write-off of Financing Fees (1)	—	—	—	—	3,383,289
Non-cash Compensation Expense (2)	4,864,534	9,373,778	8,907,089	14,741,813	13,977,974
Credit Agreement EBITDA	$83,917,619	$46,034,385	$108,853,142	$148,663,208	$121,238,582

(1)	One time charge (see Notes to the financial statements).
(2)	Stock based compensation related to stock options and restricted stock units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the years ended December 31, 2013, 2012 and 2011. This section should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report and the notes to those financial statements.

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

Overview

We are Eagle Bulk Shipping Inc., a Republic of Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk are Handymax vessels ranging in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2013, we owned and operated a modern fleet of 45 Handymax segment dry bulk vessels, 43 of which are of the Supramax class.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 45 vessels in our operating fleet, with an aggregate carrying capacity of 2,451,259 deadweight tons, have an average age of 6.6 years compared to an average age for the world Handymax dry bulk fleet of approximately 8.2 years.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (the “Waivers”). The Waivers expire on June 30, 2014 and do not cover prospective violations for any covenant measurement date or period after March 31, 2014. The Waivers are subject to the Company’s compliance with the terms, conditions and milestones as set forth in the Waivers, including, but not to limited to the following: (i) the Company must reach an agreement on or before April 15, 2014 with lenders, collectively holding more than 66.67% of the revolving and term loans outstanding under the Credit Agreement (the “Majority Lenders”), on the terms of a restructuring of the obligations outstanding under the Credit Agreement (a “Restructuring”) and (ii) the Company and the Majority Lenders must execute a binding restructuring support agreement or similar agreement documenting such agreed-upon restructuring terms (a “Restructuring Support Agreement”), including milestones for the commencement, implementation and closing of the Restructuring. In addition, no event of default may occur under the Restructuring Support Agreement once agreed. Furthermore, no Event of Default (as defined in the Credit Agreement) may occur other than the potential events of default specifically waived pursuant to the Waiver. There can be no assurance that the Company will be able to comply with such terms, conditions and milestones, particularly those that are outside of the Company’s exclusive control. If the Company cannot comply with such terms and reach an agreement with the Majority Lenders in the time frames provided, our lenders could accelerate our indebtedness and foreclose their liens on our vessels, which causes us to conclude that there is substantial doubt about our ability to continue as a going concern.

The Company continues to have discussions with representatives of the Lenders pursuant to the Waiver. Although there can be no assurance that the Company will be able to reach an agreement with the Lenders regarding the terms of a Restructuring, it is expected that any Restructuring transaction would be substantially dilutive to the Company’s current shareholders, driving down price per outstanding share substantially.

As we would have been in default of the maximum leverage ratio at December 31, 2013 in the absence of the receipt of a waiver and it is probable that without further waivers or modifications to the credit agreement that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014, we have classified our debt as current at December 31, 2013.The Company’s credit agreement is described further in Note 6 to the Consolidated Financial Statements.

Our financial performance is based on the following key elements of our business strategy:

(1)

concentration in one vessel category: Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over other classes of dry bulk vessels, such as Panamax and Capesize vessels,

(2)

Our strategy is to balance our revenues between mid-term time charters, short-term time charters, voyage charters and pool arrangements to maximize our financial performance throughout shipping cycles. The Company has been executing its commercial strategy by trading in the spot market through spot market-related time charters on voyages, short time charters, index charters, and pool charters. We have entered into either time charter, or voyage charter employment, or pool contracts for all the vessels in our operating fleet. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters, voyage charters and pool contracts provide us with revenue upside as the market improves. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates when appropriate, and

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures, and

The following are several other significant events that occurred during 2013:

●

In January 2013, a comprehensive termination agreement between the Company and KLC became effective and March, 2013, the Korean court approved an amendment to the KLC termination agreement after receiving a favorable vote from the concerned parties. See Note 1 to the Consolidated Financial Statements.

●	During the year we transferred all the vessels managed by Anglo Eastern International Ltd to in-house technical management.

The following are several significant events that occurred during 2012:

●	In June 2012, we entered into a Fourth Amended and Restated Credit Agreement; and

●	In May 2012, we completed a one-for-four reverse stock split of its issued and outstanding common stock.

The following are several significant events that occurred during 2011:

●	In January 2011, we took delivery of our fifteenth newbuilding vessel from China, Thrush.

●	In February 2011, we took delivery of our sixteenth newbuilding vessel from China, Nighthawk.

●	In May 2011, we took delivery of our seventeenth newbuilding vessel from China, Oriole.

●	In July 2011, we sold the Heron, a 2001-built Supramax, and we realized a net loss of $509,076 and received net proceeds of $22,511,226.

●	In July 2011, we took delivery of our eighteenth and nineteenth newbuilding vessels from China, Owl and Petrel bulker.

●	In August 2011, we took delivery of our twentieth newbuilding vessel from China, Puffin bulker.

●	In September 2011, we took delivery of our twenty-first newbuilding vessel from China, Roadrunner bulker.

●	In September 2011, we successfully entered into a Sixth Amendatory and Commercial Framework Implementation Agreement.

●	In October 2011, we took delivery of our twenty-second newbuilding vessel from China, Sandpiper bulker, the last of our newbuilding vessels to be delivered.

We have employed all of our vessels on time and voyage charters. The following table represents certain information about our revenue earning charters on our operating fleet as of December 31, 2013:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Jan 2014	$13,000(2)

Bittern	2009	57,809	Mar 2014	$8,250(2)

Canary	2009	57,809	Jan 2014	Voyage

Cardinal	2004	55,362	Mar 2014 to Apr 2014	$12,000 (2)

Condor	2001	50,296	Jan 2014	$13,000(2)

Crane	2010	57,809	Jan 2014	$15,250

Crested Eagle	2009	55,989	Feb 2014	$17,000(2)

Crowned Eagle	2008	55,940	Jan 2014	$9,450(2)

Egret Bulker	2010	57,809	Nov 2014 to Feb 15	Pool(5)

Falcon	2001	50,296	Jan 2014	$16,000(2)

Gannet Bulker	2010	57,809	Jan 2014	$8,500(2)

Golden Eagle	2010	55,989	Mar 2014 to May 2014	$12,000(2)

Goldeneye	2002	52,421	Jan 2014	$14,000(2)

Grebe Bulker	2010	57,809	Oct 2014 to Jan 2015	Pool(5)

Harrier	2001	50,296	Jan 2014	Voyage(2)

Hawk I	2001	50,296	Jan 2014	$11,250(2)

Ibis Bulker	2010	57,775	Nov 2014 to Feb 2015	Pool(5)

Imperial Eagle	2010	55,989	Jul 2014 to Nov 2014	Index(3)

Jaeger	2004	52,248	Apr 2014 to May 2014	$12,500(2)

Jay	2010	57,802	Jan 2014	$8,000(2)

Kestrel I	2004	50,326	Jan 2014	$9,250(2)

Kingfisher	2010	57,776	Feb 2014	$8,800(2)

Kite	1997	47,195	Jan 2014	$12,250(2)

Kittiwake	2002	53,146	Jan 2014 to Feb 2014	$15,000(2)

Martin	2010	57,809	Sept 2014 to Dec 2014	Pool(5)

Merlin	2001	50,296	Mar 2014 to May 2014	$12,500(2)

Nighthawk	2012	57,809	Nov 2014 to Feb 2015	Pool(5)

Oriole	2012	57,809	Mar 2014	$10,000(2)

Osprey I	2002	50,206	Apr 2014	$10,000(2)

Owl	2012	57,809	Jan 2014	$14,250(2)

Peregrine	2001	50,913	Feb 2014	$12,000(2)

Petrel Bulker	2012	57,809	May 2014 to Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Puffin Bulker	2012	57,809	May 2014-Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Redwing	2007	53,411	Jan 2014	$12,500(2)

Roadrunner Bulker	2012	57,809	Aug 2014-Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Sandpiper Bulker	2012	57,809	Aug 2014 to Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Shrike	2003	53,343	Apr 2014 to May 2014	$14,000(2)

Skua	2003	53,350	Jan 2014	$8,500(2)

Sparrow	2000	48,225	Jan 2014	$15,250(2)

Stellar Eagle	2009	55,989	Jan 2014	Index(3)

Tern	2003	50,200	Apr 2014 to May 2014	$11,500(2)

Thrasher	2010	53,360	Jan 2014	$18,000(2)

Thrush	2012	53,297	Jan 2014	$13,000

Woodstar	2008	53,390	Apr 2014 to May 2014	$11,500(2)

Wren	2008	53,349	Feb 2014	$15,500(2)

(1)

The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 5.00%, to third party ship brokers.

(2)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months.

(3)	Index, an average of the trailing Baltic Supramax Index.

(4)	The charterer has an option to extend the charter by 2 periods of 11 to 13 months each.

(5)	The vessels are operating in a Dry Bulk Pool for a period between 10 to 14 months.

Market Overview

The international shipping industry is highly competitive and fragmented with many market participants as of January 31, 2014, there are approximately 10,027 dry bulk carriers (over 10,000 dwt) totaling 728.2 million dwt.  The world dry bulk fleet remains very fragmented with no single owner accounting for more than 4% in any particular sub-sector.  We compete with other (primarily private) owners of dry bulk vessels in the Handysize, Handymax, and Panamax asset classes.

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

Our strategy is to concentrate in one vessel category within the dry bulk segment- the Handymax sector. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Within the Handymax sector, the industry has migrated to a larger size vessel class called the Supramax which ranges in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility offered by its on-board cranes while its cargo carrying capacity approaches that of Panamax class vessels, which ranges in size between 60,000 and 100,000 dwt and requires onshore facilities to load and offload their argoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers.  Forty-three of the 45 vessels in our operating fleet as of December 31, 2013 are classified as Supramax vessels.

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet. As of January 2014, 8% of the world Handymax fleet was 20 years or older. The 45 Handymax vessels in our operating fleet have an average age of approximately 6.6 years as of December 31, 2013, compared to an average age for the world Handymax dry bulk fleet of approximately 8.2 years. The Handymax newbuilding orderbook currently stands at 24% of the world Handymax fleet.

The Handymax Market

Drybulk rates increased across all asset classes in 2013 indicating that the industry may have entered its cyclical recovery. The positive year-on-year increase in rates can be attributed to robust demand growth of 5% and (much lower) supply growth of only 6%. In addition, scrapping totaled over 22.2 million DWT, or 3% of the fleet, helping to offset supply growth. With demand and supply getting back in balance, fleet utilization improved pushing rates higher.

For the full year 2013, Supramaxes averaged $10,275/day, Panamaxes $9,471/day, and Capesizes $14,540/day. Drybulk trade demand growth was driven by strong appetite for commodities, including coal, iron ore, and minor bulks.

Industry research indicates dry bulk vessel deliveries for 2014 and beyond will total 153 million DWT.  It is widely believed that a material amount of these scheduled deliveries will not materialize due to a variety of reasons, including: inflated orderbook figures, owner and yard-related financing issues, and increasing labor cost and appreciating currency issues for yards.  Demand for dry bulk is expected to remain strong in 2014 with growth expected to reach over 4%.

In the Capesize sector, over 330 vessels are currently on order which is equivalent to 21% of existing fleet. The Panamax sector has about 18% of its existing fleet on order. And the Handymax sector has about 22% of its existing fleet on order with deliveries occurring between 2014 and 2016.  In total, there are 1,858 vessels on order within dry bulk.

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

For the Company’s vessels operating in the Commercial Pool, revenues and voyage expenses are pooled and allocated to each pool participant under a time charter agreement basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross shipping revenues net of voyage expenses is based on points allocated to participants’ vessels based on cargo carrying capacity and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates and collection of related receivables and the payment of voyage expenses, which include the cost of bunkers and port expenses, are the responsibility of the pool. The operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. The pool may enter into contracts that earn either voyage charter revenue or time charter revenue. The Company recognizes revenue from this pool arrangement based on its portion of the net distributions reported by the pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees. The pool follows the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

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

During the past few years, the market values of vessels have experienced particular volatility, with substantial declines in many vessel classes.  As a result, the charter-free market value, or basic market value, of certain of our vessels may have declined below those vessels’ carrying value. When indicators of impairment are present and our estimate of undiscounted future cash flows for any vessel is lower than the vessel’s carrying value, the carrying value is written down, by recording a charge to operations, to the vessel’s fair market value if the fair market value is lower than the vessel’s carrying value. We also experienced a significant decline in our market capitalization, which is below our equity book value. We concluded at December 31, 2013 that the future income streams expected to be earned by our vessels over their remaining operating lives on an undiscounted basis would be sufficient to recover their carrying values and that accordingly, our vessels were not impaired under U.S. GAAP. Our estimated future undiscounted cash flows exceeded each of our vessels’ carrying values by a considerable margin. Management will continue to monitor developments in charter rates in the markets in which it participates with respect to the expectation of future rates over an extended period of time that are utilized in the analyses.

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

The table set forth below indicates the carrying value of each of our vessels as of December 31, 2013, where we believe has a basic market value below its carrying value, and the aggregate difference between carrying value and basic market value represented by such vessels.  This aggregate difference represents the approximate analysis of the amount by which we believe we would have to reduce our net income if we sold all of such vessels in the current environment, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy.

	Dwt	Year Purchased	Carrying Value as of December 31, 2013	Carrying Value as of December 31, 2012
Drybulk Vessels
AVOCET	53,462	2010	$43.7 million*	$45.4 million*
BITTERN	57,809	2009	$44.0 million*	$45.7 million*
CANARY	57,809	2009	$43.9 million*	$45.7 million*
CARDINAL	55,362	2005	$31.0 million*	$32.5 million*
CONDOR	50,296	2005	$22.3 million*	$23.6 million*
CRANE	57,809	2010	$44.8 million*	$46.6 million*
CRESTED EAGLE	55,989	2009	$31.4 million*	$33.3 million*
CROWNED EAGLE	55,940	2008	$30.6 million*	$32.5 million*
EGRET BULKER	57,809	2010	$43.0 million*	$44.7 million*

FALCON	50,296	2005	$22.6 million*	$23.9 million*
GANNET BULKER	57,809	2010	$44.1 million*	$45.9 million*
GOLDEN EAGLE	55,989	2010	$32.3 million*	$34.6 million*
GOLDENEYE	52,421	2008	$52.4 million*	$55.5 million*
GREBE BULKER	57,809	2010	$43.5 million*	$45.2 million*
HARRIER	50,296	2005	$22.6 million*	$23.8 million*
HAWK I	50,296	2005	$22.2 million*	$23.5 million*
IBIS BULKER	57,775	2010	$43.5 million*	$45.2 million*
IMPERIAL EAGLE	55,989	2010	$34.7 million*	$36.0 million*
JAEGER	52,248	2006	$26.2 million*	$27.4 million*
JAY	57,802	2010	$44.6 million*	$46.4 million*
KESTREL	50,326	2006	$25.9 million*	$27.2 million*
KINGFISHER	57,776	2010	$44.8 million*	$46.4 million*
KITE	47,195	2005	$18.8 million*	$20.2 million*
KITTIWAKE	53,146	2007	$31.3 million*	$33.0 million*
MARTIN	57,809	2010	$44.3 million*	$46.1 million*
MERLIN	50,296	2005	$21.3 million*	$22.5 million*
NIGHTHAWK	57,809	2012	$40.0 million*	$41.5 million*
ORIOLE	57,809	2012	$40.4 million*	$42.0 million*
OSPREY I	50,206	2005	$24.4 million*	$25.7 million*
OWL	57,809	2012	$41.1 million*	$42.6 million*
PEREGRINE	50,913	2005	$25.5 million*	$27.0 million*
PETREL BULKER	57,809	2012	$40.7 million*	$42.2 million*
PUFFIN BULKER	57,809	2012	$40.5 million*	$42.1 million*
REDWING	53,411	2008	$61.7 million*	$64.4 million*
ROADRUNNER BULKER	57,809	2012	$40.8 million*	$42.3 million*
SANDPIPER BULKER	57,809	2012	$40.6 million*	$42.1 million*
SHRIKE	53,343	2007	$35.1 million*	$36.8 million*
SKUA	53,350	2007	$35.0 million*	$36.8 million*
SPARROW	48,225	2005	$22.5 million*	$23.9 million*
STELLAR EAGLE	55,989	2009	$30.5 million*	$32.4 million*
TERN	50,200	2006	$23.5 million*	$24.6 million*
THRASHER	53,360	2010	$44.1 million*	$45.8 million*
THRUSH	53,297	2012	$46.9 million*	$48.7 million*
WOODSTAR	53,390	2008	$48.0 million*	$50.7 million*
WREN	53,349	2008	$47.9 million*	$50.0 million*

Total DWT	2,451,259

*Indicates drybulk carriers for which we believe, as of December 31, 2013 and 2012, the basic charter-free market value is lower than the vessel’s carrying value.  We believe that the aggregate carrying value of these vessels exceeds their September 30, 2013 and December 31, 2012 aggregate basic charter-free market value by approximately $659 million and $832 million, respectively.

We note that 4 of our drybulk vessels are currently employed with above-market time charters.  We believe that if the vessels were sold with those charters attached, we would receive a premium for those vessels over their basic market value.

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

Results of Operations for the years ended December 31, 2013, 2012 and 2011

Factors Affecting Our Results of Operations

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	2013	2012	2011
Ownership Days	16,425	16,470	15,290
Chartered-in under operating lease Days	-	90	2,421
Total	16,425	16,560	17,711
Available Days	16,305	16,512	17,619
Operating Days	16,180	16,389	17,514
Fleet Utilization	99.2%	99.3%	99.4%
●

Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days in 2011 are lower due to the delivery of the last eight newbuilding vessels during the year and from the sale of one vessel in July 2011.

●

Chartered-in under operating lease days: The Company defines chartered-in under operating lease days as the aggregate number of days in a period during which the Company chartered-in vessels. The Company started to charter-in vessels on a spot basis during the fourth quarter of 2010.

●

Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and drydockings, and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked four vessels in 2011, three vessels in 2012 and five vessels in 2013.

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

Our economic decisions are based on anticipated TCE rates and we evaluate financial performance based on TCE rates achieved. Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the amount of the daily TCE that our vessels earn under charters, which, in turn, are affected by a number of factors, including:

●	the duration of our charters;

●	our decisions relating to vessel acquisitions and disposals;

●	the amount of time that we spend positioning our vessels;

●	the amount of time that our vessels spend in dry-dock undergoing repairs;

●	maintenance and upgrade work;

●	the age, condition and specifications of our vessels;

●	levels of supply and demand in the dry bulk shipping industry; and

●	other factors affecting spot market charter rates for dry bulk carriers.

Our revenues for the year ended December 31, 2013, 2012 and 2011 were earned from time charters and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2013 were $202,439,528 which is comprised of billed time charter revenues and voyage revenues of $207,107,771, which includes an amount of $10,280,559 relating to the non-cash amortization of fair value below contract value of time charters acquired of which $10,106,247 relates to the KLC settlement agreement in the quarter ended March 31, 2013 and deductions for brokerage commissions of $4,668,243. Net revenues for the year ended December 31, 2013 were 6% higher than net revenues for the year ended December 31, 2012, primarily attributable to the settlement agreement with KLC in the quarter ended March 31, 2013.

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

Voyage expenses for the year ended December 31, 2013 were $26,423,447, compared with $26,110,591 for the year end December 31, 2012. The increase in voyage expenses is attributable to increases in port and agency charges.

Voyage expenses for the year ended December 31, 2012 were $26,110,591, compared with $44,345,774 for the year end December 31, 2011. The decrease in voyage expenses is attributable to reduction in voyage charter revenues and related port charges.

Vessel Expenses

Vessel expenses for the years ended December 31, 2013, 2012 and 2011 were $84,424,790, $90,551,655, and $85,049,671, respectively. Vessel expenses in 2013 included $78,829,391 in vessel operating costs and $5,595,399 in technical management fees. Vessel expenses in 2012 included $84,998,433 in vessel operating costs and $5,553,222 in technical management fees. The decrease in vessel expense in the twelve-month period ended December 31, 2013 compared to the same period of 2012 is attributable to efficiencies achieved through performing in-house technical management by transferring vessels from one of our unaffiliated third party managers. Vessel expenses in 2011 included $80,029,369 in vessel operating costs and $5,020,302 in technical management fees. The increase in vessel expense in the twelve-month period ended December 31, 2012 compared to the same period of 2011 is attributable to operating a larger fleet size which includes increases in vessels crew cost and insurances.

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

With regard to vessel operating expenses, we historically entered into technical management agreements for some of our vessels with independent technical managers, V. Ships and Anglo Eastern International Ltd. During the year 2013 we transferred all the vessels managed by Anglo Eastern International Ltd to in-house technical management. In conjunction with our management, our managers have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. Included in Vessel Expenses is a daily fixed management fee for each vessel in our operating fleet paid to our independent technical managers. In 2009, we set up our own in-house technical management department for a portion of our fleet in order to establish a vessel management bench-mark with our external technical managers. For the years ended December 31, 2013, 2012, and 2011, the technical management fees averaged $11,901, $10,194 and $9,705 per month per vessel, respectively.

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

Depreciation and Amortization

For the years ended December 31, 2013, 2012 and 2011, total depreciation and amortization expense was $76,947,400, $77,588,428 and $73,084,105, respectively. Total depreciation and amortization expense for the year ended December 31, 2013 includes $75,003,864 of depreciation and $1,943,536 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2012 includes $75,323,119 of depreciation and $2,265,309 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2011 includes $69,887,121 of depreciation and $3,196,984 of amortization of deferred drydocking costs.

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

General and administrative expenses for the years ended December 31, 2013, 2012 were $16,026,634 and $32,065,421, respectively. The General and administrative expenses decreased in 2013 was primarily attributable to lower compensation expense and professional consultants fees and by an increase in amount of management fees received.

General and administrative expenses for the years ended December 31, 2012 and 2011 were $32,065,421, $37,559,639, respectively. The General and administrative expenses decreased in 2012 was primarily attributable to lower compensation expense, professional consultants fees and an increase in amount of management fees received.

General and administrative expenses include non-cash compensation charges of $4,864,534, $9,373,778, and $8,907,089, respectively in 2013, 2012, and 2011. These non-cash compensation charges relate to the stock options and restricted stock units granted to members of management and certain directors of the Company under the Stock Incentive Plans (see Note 11 in the financial statements).

Interest and Finance Costs

Interest expense, exclusive of capitalized interest, consists of:

	2013	2012	2011

Loan Interest and Commitment Fees	$74,874,702	$60,100,569	$42,597,361
Amortization of Deferred Financing Costs	8,032,925	6,542,727	4,172,604
Total Interest Expense	$82,907,627	$66,643,296	$46,769,965

For 2013, interest rates on our outstanding debt ranged from 3.63% to 7.40%, including a margin over LIBOR applicable under the terms of the amended credit facility. The weighted average effective interest rate was 3.87%.

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

Cash interest paid during 2013, 2012, and 2011, exclusive of capitalized interest, amounted to $47,973,599, $45,098,012 and $45,297,803, respectively.

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

Capitalized interest in 2011 amounted to $2,582,127, which includes $2,273,952 in interest and commitment fees, and $308,175 in amortization of financing costs. Cash paid for capitalized interest during 2011 amounted to $3,200,486.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps were designated and qualified as cash flow hedges.

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. No portion of the cash flow hedges was ineffective during the period ended December 31, 2013. As of December 31, 2013, there were no swap contracts outstanding as the last swap expired in September 2013.

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

	2013	2012	2011
Net Income/(Loss)	$(70,521,383)	$(102,800,903)	$(14,819,749)
Interest Expense	82,907,627	66,643,296	46,769,965
Depreciation and Amortization	76,947,400	77,588,428	73,084,105
Amortization of fair value (below) above market of time charter acquired	(10,280,559)	(4,770,214)	(5,088,268)
EBITDA	79,053,085	36,660,607	99,946,053

Non-cash Compensation Expense (1)	4,864,534	9,373,778	8,907,089
Credit Agreement EBITDA	$83,917,619	$46,034,385	$108,853,142
(1)	Stock based compensation related to stock options, restricted stock units (see Notes to the financial statements).

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities during 2013 was $354,384 compared with net cash provided of $4,777,961 and $58,296,117 in 2012 and 2011, respectively. The change in 2013, 2012 and 2011 was primarily due to lower charter rates on time charter renewals and in 2013 a reduction in net working capital.

Net cash provided by investing activities during 2013 was $2,317,446, compared with net cash provided by investing activities of $294,414 in 2012, compared with net cash used in investing activities of $157,786,210 in 2011.

Investing activities in 2011 reflected the purchase of the last eight newly constructed vessels, the Thrush, Nighthawk, Oriole, Owl, Petrel bulker, Puffin bulker, Roadrunner bulker and Sandpiper bulker, respectively. In July 2011, the Company sold, the Heron, for proceeds of $22,511,226, after brokerage commissions payable to a third party. In November 2012, Korea Line Corporation issued stock to Eagle Bulk at a fair value of $955,093, as part of our settlement with KLC. In 2013 we sold Korea Line Corporation shares for total proceeds of $2,272,801.

Net cash used in financing activities in 2013 was $400,306, compared to net cash used of $12,027,610 and $4,556,384 in 2012 and 2011, respectively. On June 20, 2012 the Company entered into a Fourth Amended and Restated Credit Agreement and incurred $11,788,295 of cash charges related to this amendment. In 2011, we repaid $21,875,735 toward our facility, and as part of our sixth amendatory and commercial framework agreement with our lenders we reduced our restricted cash by $19,000,000.

As of December 31, 2013, our cash balance was $19,682,724 compared to a cash balance of $18,119,968 at December 31, 2012. In addition, our Restricted cash balance includes $66,243, for collateralizing letters of credit relating to our office leases as of December 31, 2013. As of December 31, 2012, our Restricted cash balance included $276,056, for collateralizing letters of credit relating to our office leases.

At December 31, 2013, the Company's debt consisted of $1,129,478,741 in term loans and $44,565,437 paid-in-kind loans.

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of December 31, 2013 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $44,565,437 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $12,629,673 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

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

As further described in Note 6, the Fourth Amended and Restated Credit Facility (as defined in Note 6 and also referred to herein as the “Credit Agreement”), the Company has financial covenants that began in 2013 and become increasingly restrictive each quarter. The covenants are primarily driven by the calculation of EBITDA for the trailing twelve months, which in turn is driven by charter hire rates. In order to remain in compliance with our covenants, charter hire rates must increase over time. However, charter hire rates have been driven down during the recession and have also been volatile. Despite relatively low charter hire rates in 2013, the Company met all of its covenants in 2013, other than the maximum leverage ratio at December 31, 2013. That ratio was exceeded primarily due to a recognized loss of $8.2 million on the Company’s shares of Korea Lines Corporation (“KLC”) during the fourth quarter, as further described below. The Company also believes that it would fail to meet both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at their respective compliance measurement dates beginning on March 31, 2014 and continuing throughout each measurement date in 2014.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (the “Waivers”). The Waivers expire on June 30, 2014 and do not cover prospective violations for any covenant measurement date or period after March 31, 2014. The Waivers are subject to the Company’s compliance with the terms, conditions and milestones as set forth in the Waivers, including, but not to limited to the following: (i) the Company must reach an agreement on or before April 15, 2014 with lenders, collectively holding more than 66.67% of the revolving and term loans outstanding under the Credit Agreement (the “Majority Lenders”), on the terms of a restructuring of the obligations outstanding under the Credit Agreement (a “Restructuring”) and (ii) the Company and the Majority Lenders must execute a binding restructuring support agreement or similar agreement documenting such agreed-upon restructuring terms (a “Restructuring Support Agreement”), including milestones for the commencement, implementation and closing of the Restructuring. In addition, no event of default may occur under the Restructuring Support Agreement once agreed. Furthermore, no Event of Default (as defined in the Credit Agreement) may occur other than the potential events of default specifically waived pursuant to the Waiver. There can be no assurance that the Company will be able to comply with such terms, conditions and milestones, particularly those that are outside of the Company’s exclusive control. If the Company cannot comply with such terms and reach an agreement with the Majority Lenders in the time frames provided, our lenders could accelerate our indebtedness and foreclose their liens on our vessels, which causes us to conclude that there is substantial doubt about our ability to continue as a going concern.

The Company continues to have discussions with representatives of the Lenders pursuant to the Waiver. Although there can be no assurance that the Company will be able to reach an agreement with the Lenders regarding the terms of a Restructuring, it is expected that any Restructuring transaction would be substantially dilutive to the Company’s current shareholders, driving down price per outstanding share substantially.

As we would have been in default of the maximum leverage ratio at December 31, 2013 in the absence of the receipt of a waiver and it is probable that without further waivers or modifications to the credit agreement that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014, we have classified our debt as current at December 31, 2013.

The Company’s credit agreement is described further in Note 6 in the financial statements.

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

Dividends

The Company did not make any dividend payments in 2013, 2012 and 2011. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Credit agreement

Refer to Note 6 - Debt of our consolidated financial statements and to Liquidity and Capital Resources section above for a summary of our credit agreement.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2013:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total

Bank Loans(1)	$1,129,479	$—	$—	$—	$1,129,479
PIK Loans	103,239	—	—	—	103,239
Interest and borrowing fees	43,292	43,545	—	—	86,837
Chartering agreement (2,3)	1,242	9,855	9,855	13,541	34,493
Office lease (4)	1,293	2,405	1,726	—	5,424

Total	$1,278,545	$55,805	$11,581	$13,541	$1,359,472

(1)	See Notes 1 and Notes 6 in the financial statements.
(2)	Does not include obligations of charter-in vessels less than one year.
(3)

On July 28, 2012, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered between May and October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day.

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

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2013, five of our vessels were drydocked and we incurred $3,637,842 in drydocking related costs. In 2012, three of our vessels were drydocked and we incurred $1,094,325 in drydocking related costs. In 2011, four of our vessels were drydocked and we incurred $2,809,406 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2014	22	$0.60 million
June 30, 2014	66	$1.80 million
September 30, 2014	22	$0.60 million
December 31, 2014	88	$2.40 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

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

At December 31, 2013, the Company's debt consisted of $1,129,478,741 in term loans and $44,565,437 paid-in-kind loans at a margin plus variable rates above the LIBOR. During the year ended December 31, 2013, interest rates on the outstanding debt ranged from 3.63% to 7.40% (including margins). The weighted average effective interest rate was 3.87%.

The Company entered into interest rate swaps to effectively convert a substantial portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. No portion of the cash flow hedges was ineffective during the period ended December 31, 2013. As of December 31, 2013, the Company had no swap contracts outstanding and the last swap expired in September 2013.

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

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control—Integrated Framework" (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013 is effective.

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

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

Information about the fees for 2013 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2014 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2014 Proxy Statement.

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

10.2

Form of Management Agreement with V Ships Management Ltd, incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005

10.3

Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ending September 30, 2007, filed on November 9, 2007

10.4

Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A of Eagle Bulk Shipping Inc. (Registration No. 333-123817) filed with the SEC on June 20, 2005.

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

10.11	Waiver and Forbearance Agreement entered into between Eagle Bulk Shipping Inc. and certain lenders under its Fourth Amended and Restated Credit Agreement, dated March 19, 2014.
10.12

Warrant Agreement, dated June 20, 2012, by and between Eagle Bulk Shipping Inc., as the Issuer, and the Lender Holders, as Holders, incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.

10.13	Warrant Shares Registration Rights Agreement, dated June 20, by and among Eagle Bulk Shipping Inc. and the Lender Holders, incorporated by reference to Exhibit 10.14 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.
10.14	Form of Indemnification Agreement entered into between Eagle Bulk Shipping Inc. and certain directors, officers and employees.
14.1	Eagle Bulk Shipping Inc. Code of Ethics, incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc. for the fiscal year ended December 31, 2012, filed with the SEC on March 31, 2013.
21.1	Subsidiaries of the Registrant
23.1	Consent of Seward & Kissel LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.

The following materials from Eagle Bulk Shipping Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statement of Comprehensive (loss) Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles Zoullas
	Name:	Sophocles Zoullas
	Title:	Chief Executive Officer

March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

Signature	Title

/s/ Sophocles Zoullas	Chief Executive Officer and Director
Sophocles Zoullas	(Principal Executive Officer)

/s/ David B. Hiley	Director
David B. Hiley

/s/ Douglas P. Haensel	Director
Douglas P. Haensel

/s/ Joseph Cianciolo	Director
Joseph Cianciolo

/s/ Thomas Winmill	Director
Thomas Winmill

/s/ Alexis P. Zoullas	Director
Alexis P. Zoullas

/s/ Jon Tomasson	Director
Jon Tomasson

/s/ Adir Katzav	Chief Financial Officer
Adir Katzav	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and of cash flows for each of the three years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Eagle Bulk Shipping Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not met their Leverage Ratio covenant at December 31, 2013 and does not anticipate meeting their leverage coverage ratio and interest coverage ratio at various measurement dates in 2014. The Company has obtained a waiver for the December 31, 2013 breach and for forecasted breaches at March 31, 2014, but that waiver does not extend to further measurement dates in 2014. The Company is negotiating to obtain additional waivers or modifications of the Fourth Amended and Restated Credit Facility, however there can be no assurance of success, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PricewaterhouseCoopers LLP

New York, New York

March 31, 2014

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$19,682,724	$18,119,968
Accounts receivable, net	11,197,101	9,303,958
Prepaid expenses	5,501,081	3,544,810
Inventories	9,610,272	12,083,125
Investment	13,817,439	197,509
Other assets and Fair value above contract value of time charters acquired	2,122,574	549,965
Total current assets	61,931,191	43,799,335
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $389,545,066 and $314,700,681, respectively	1,639,555,368	1,714,307,653
Other fixed assets, net of accumulated amortization of $484,169 and $324,691, respectively	361,306	447,716
Restricted cash	66,243	276,056
Deferred drydock costs	3,826,685	2,132,379
Deferred financing costs	16,278,544	25,095,469
Fair value above contract value of time charters acquired	-	2,491,530
Other assets	1,394,964	594,012
Total noncurrent assets	1,661,483,110	1,745,344,815
Total assets	$1,723,414,301	$1,789,144,150
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,422,306	$10,235,007
Accrued interest	153,885	2,430,751
Other accrued liabilities	6,211,224	14,330,141
Deferred revenue and fair value below contract value of time charters acquired	-	3,237,694
Unearned charter hire revenue	5,387,844	3,755,166
Term loans	1,129,478,741	-
Payment-in-kind loans	44,565,437	-
Total current liabilities	1,192,219,437	33,988,759
Noncurrent liabilities:
Long-term debt	-	1,129,478,741
Payment-in-kind loans	-	15,387,468
Deferred revenue and fair value below contract value of time charters acquired	-	13,850,772
Fair value of derivative instruments	-	2,243,833
Total noncurrent liabilities	-	1,160,960,814
Total liabilities	1,192,219,437	1,194,949,573
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 16,638,092 and 16,638,092 shares issued and outstanding, respectively	167,828	166,378
Additional paid-in capital	766,823,808	762,313,030
Retained earnings (net of accumulated dividends declared of $262,118,388 as of December 31, 2013 and December 31, 2012, respectively)	(235,796,772)	(165,275,389)
Accumulated other comprehensive loss	-	(3,009,442)
Total stockholders' equity	531,194,864	594,194,577
Total liabilities and stockholders' equity	$1,723,414,301	$1,789,144,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011

Revenues, net of commissions	$202,439,528	$190,811,259	$313,432,431

Voyage expenses	26,423,447	26,110,591	44,345,774
Vessel expenses	84,424,790	90,551,655	85,049,671
Charter hire expenses	—	1,713,417	41,215,875
Depreciation and amortization	76,947,400	77,588,428	73,084,105
General and administrative expenses	16,026,634	32,065,421	37,559,639
Loss from sale of vessel	—	—	509,076
Gain on time charter agreement termination	(32,526,047)	—	—
Total operating expenses	171,296,224	228,029,512	281,764,140

Operating (loss) income	31,143,304	(37,218,253)	31,668,291

Interest expense	82,907,627	66,643,296	46,769,965
Interest income	(75,273)	(32,271)	(130,007)
Other expense (Income)	18,832,333	(1,028,375)	(151,918)
Total other expense, net	101,664,687	65,582,650	46,488,040

Net loss	$(70,521,383)	$(102,800,903)	$(14,819,749)

Weighted average shares outstanding:

Basic	16,983,913	16,328,132	15,655,443
Diluted	16,983,913	16,328,132	15,655,443

Per share amounts:
Basic net (loss)	$(4.15)	$(6.30)	$(0.95)
Diluted net (loss)	$(4.15)	$(6.30)	$(0.95)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	December 31, 2013	December 31, 2012	December 31, 2011

Net loss	$(70,521,383)	$(102,800,903)	$(14,819,749)

Other comprehensive income:

Change in unrealized loss on investment	(18,066,724)	(798,712)	33,103
Realized loss on investment	18,832,333	—	—
Net unrealized gain on derivatives	2,243,833	7,242,283	12,649,391
Total other comprehensive income	3,009,442	6,443,571	12,682,494
Comprehensive loss	$(67,511,941)	$(96,357,332)	$(2,137,255)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common shares	Common shares amount	Additional paid-in capital	Net Loss	Accumulated deficit	Other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2010	15,640,084	$156,401	$738,720,361		$(47,654,737)	$(22,135,507)	$669,086,518
Net Loss	—	—	—	$(14,819,749)	(14,819,749)	—	(14,819,749)
Change in unrealized loss on investment	—	—	—	—	—	33,103	33,103
Realized loss on investment	—	—	—	—	—	—	—
Net unrealized gain on derivatives	—	—	—	—	—	12,649,391	12,649,391
Vesting of restricted shares, net of shares withheld for employee tax	110,712	1,107	(1,681,756)	—	—	—	(1,680,649)
Non-cash compensation	—	—	8,907,089	—	—	—	8,907,089
Balance at December 31, 2011	15,750,796	$157,508	$745,945,694		$(62,474,486)	$(9,453,013)	$674,175,703
Net Loss	—	—	—	(102,800,903)	(102,800,903)	—	(102,800,903)
Change in unrealized gain on investment	—	—	—	—	—	(798,712)	(798,712)
Realized loss on investment	—	—	—	—	—	—	—
Net unrealized gain on derivatives	—	—	—	—	—	7,242,283	7,242,283
Vesting of restricted shares, net of shares withheld for employee tax	168,380	1,684	(240,999)	—	—	—	(239,315)
Issuance of Warrants			7,241,743	—	—	—	7,241,743
Exercise of Warrants	718,916	7,186	(7,186)	—	—	—	—
Non-cash compensation	—	—	9,373,778	—	—	—	9,373,778
Balance at December 31, 2012	16,638,092	$166,378	$762,313,030		$(165,275,389)	$(3,009,442)	$594,194,577
Net Loss	—	—	—	(70,521,383)	(70,521,383)	—	(70,521,383)
Change in unrealized gain on investment	—	—	—	—	—	(18,066,724)	(18,066,724)
Realized loss on investment	—	—	—	—	—	18,832,333	18,832,333
Net unrealized gain on derivatives	—	—	—	—	—	2,243,833	2,243,833
Vesting of restricted shares, net of shares withheld for employee tax	114,276	1,143	(353,449)	—	—	—	(352,306)
Exercise of Warrants	30,703	307	(307)	—	—	—	—
Non-cash compensation	—	—	4,864,534	—	—	—	4,864,534
Balance at December 31, 2013	16,783,071	$167,828	$766,823,808		$(235,796,772)	$—	$531,194,864

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(70,521,383)	$(102,800,903)	$(14,819,749)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Items included in net (loss) not affecting cash flows:
Depreciation and amortization	75,003,864	75,323,119	69,887,121
Amortization of deferred drydocking costs	1,943,536	2,265,309	3,196,984
Amortization of deferred financing costs	8,032,925	6,542,727	4,172,604
Amortization of fair value (below) above contract value of time charter acquired	(10,280,559)	(4,770,214)	(5,088,268)
Loss on sale of vessel	—	—	509,076
Payment-in-kind interest on loans	29,177,969	15,387,468	—
Unrealized (gain) loss on derivatives, net	—	246,110	(373,868)
Investments	(4,925,952)	—	—
Realized loss from investment	18,832,333	—	—
Gain on time charter agreement termination	(29,033,503)	—	—
Allowance for accounts receivable	—	5,351,609	1,811,320
Non-cash compensation expense	4,864,534	9,373,778	8,907,089
Drydocking expenditures	(3,637,842)	(1,094,325)	(2,809,406)
Changes in operating assets and liabilities:
Accounts receivable	(1,893,143)	(694,790)	(1,405,602)
Other assets	(2,923,526)	2,003,258	(2,527,269)
Prepaid expenses	(1,956,271)	425,095	(510,184)
Inventories	2,472,853	(999,794)	(7,893,279)
Accounts payable	(3,812,701)	(407,824)	4,553,558
Accrued interest	(2,276,866)	(384,914)	(4,526,690)
Accrued expenses	(7,286,917)	1,666,181	5,972,108
Deferred revenue	(3,766,413)	(629,167)	(448,024)
Unearned charter hire revenue	1,632,678	(2,024,762)	(311,404)

Net cash provided by (used in) operating activities	(354,384)	4,777,961	58,296,117
Cash flows from investing activities:
Vessels and vessel improvements and Advances for vessel construction	(92,100)	(58,521)	(179,105,635)
Purchase of other fixed assets	(73,068)	(33,402)	(356,631)
Proceeds from sale of vessel	—	—	22,511,226
Proceeds from sale of Investment	2,272,801	(8,025)	(955,093)
Changes in restricted cash	209,813	394,362	119,923

Net cash provided by (used in) investing activities	2,317,446	294,414	(157,786,210)
Cash flows from financing activities:
Bank borrowings	—	—	—
Repayment of debt	—	—	(21,875,735)
Changes in restricted cash	—	—	19,000,000
Deferred financing costs	(48,000)	(11,788,295)	—
Cash used to settle net share equity awards	(352,306)	(239,315)	(1,680,649)

Net cash used in financing activities	(400,306)	(12,027,610)	(4,556,384)
Net increase/(decrease) in Cash	1,562,756	(6,955,235)	(104,046,477)
Cash at beginning of period	18,119,968	25,075,203	129,121,680
Cash at end of period	$19,682,724	$18,119,968	$25,075,203

Supplemental cash flow information:
Cash paid during the period for Interest (including capitalized interest and commitment fees of $106,555, $209,883 and $3,200,486 in 2013, 2012 and 2011, respectively)	$47,973,599	$45,098,012	$48,498,289

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

As of December 31, 2013, the Company owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 6.6 years. In 2011, the Company completed its Supramax vessel newbuilding program

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

	% of Consolidated Charter Revenue
	2013	2012	2011
Charterer
Charterer A	15.8%	—	—
Charterer B	13.8%	26.5%	10.0%

Liquidity

As further described in Note 6, the Fourth Amended and Restated Credit Facility (as defined in Note 6 and also referred to herein as the “Credit Agreement”), the Company has financial covenants that began in 2013 and become increasingly restrictive each quarter. The covenants are primarily driven by the calculation of EBITDA for the trailing twelve months, which in turn is driven by charter hire rates. In order to remain in compliance with our covenants, charter hire rates must increase over time. However, charter hire rates have been driven down during the recession and have also been volatile. Despite relatively low charter hire rates in 2013, the Company met all of its covenants in 2013, other than the maximum leverage ratio at December 31, 2013. That ratio was exceeded primarily due to a recognized loss of $8.2 million on the Company’s shares of Korea Lines Corporation (“KLC”) during the fourth quarter, as further described below. The Company also believes that it would fail to meet both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at their respective compliance measurement dates beginning on March 31, 2014 and continuing throughout each measurement date in 2014.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (the “Waivers”). The Waivers expire on June 30, 2014 and do not cover prospective violations for any covenant measurement date or period after March 31, 2014. The Waivers are subject to the Company’s compliance with the terms, conditions and milestones as set forth in the Waivers, including, but not to limited to the following: (i) the Company must reach an agreement on or before April 15, 2014 with lenders, collectively holding more than 66.67% of the revolving and term loans outstanding under the Credit Agreement (the “Majority Lenders”), on the terms of a restructuring of the obligations outstanding under the Credit Agreement (a “Restructuring”) and (ii) the Company and the Majority Lenders must execute a binding restructuring support agreement or similar agreement documenting such agreed-upon restructuring terms (a “Restructuring Support Agreement”), including milestones for the commencement, implementation and closing of the Restructuring. In addition, no event of default may occur under the Restructuring Support Agreement once agreed. Furthermore, no Event of Default (as defined in the Credit Agreement) may occur other than the potential events of default specifically waived pursuant to the Waiver. There can be no assurance that the Company will be able to comply with such terms, conditions and milestones, particularly those that are outside of the Company’s exclusive control. If the Company cannot comply with such terms and reach an agreement with the Majority Lenders in the time frames provided, our lenders could accelerate our indebtedness and foreclose their liens on our vessels, which causes us to conclude that there is substantial doubt about our ability to continue as a going concern.

The Company continues to have discussions with representatives of the Lenders pursuant to the Waiver. Although there can be no assurance that the Company will be able to reach an agreement with the Lenders regarding the terms of a Restructuring, it is expected that any Restructuring transaction would be substantially dilutive to the Company’s current shareholders, driving down price per outstanding share substantially.

As we would have been in default of the maximum leverage ratio at December 31, 2013 in the absence of the receipt of a waiver and it is probable that without further waivers or modifications to the credit agreement that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014, we have classified our debt as current at December 31, 2013.

The Company’s credit agreement is described further in Note 6.

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

On May 9, 2013, the 538,751 additional KLC common shares were issued to the Company and are secured at the Korean Securities Depository. On November 11, 2013, we took possession of the share certificates. These shares replace the note receivable recorded pursuant to the January 3, 2013, termination agreement. The fair market value of the shares upon issuance was in excess of the fair value of the receivable and result a gain of $32.5 million in the second quarter of 2013.

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

As of December 31, 2013, the Company sold 58,128 of the KLC shares for a total consideration of $2.3 million and realized a loss of $0.4 million.

The KLC stock held by the Company is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. As of December 31, 2013, the fair value of the remaining 566,529 KLC shares held by the Company was $13.8 million. As of September 30, 2013 and December 31, 2013, the change in the fair value of our KLC investment was considered as other than temporary, and therefore the Company recorded a non-cash impairment loss of $7.3 million and $8.2 million in Other expense in the third and fourth quarters of 2013, respectively.

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

(d)

Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes, an amount of $66,243 which is collateralizing a letter of credit as of December 31, 2013.

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

For the Company’s vessels operating in the Commercial Pool, revenues and voyage expenses are pooled and allocated to each pool’s participant under a time charter agreement basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross shipping revenues net of voyage expenses is based on points allocated to participants’ vessels based on cargo carrying capacity and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates and collection of related receivables and the payment of voyage expenses, which include the cost of bunkers and port expenses, are the responsibility of the pool. The operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. The pool may enter into contracts that earn either voyage charter revenue or time charter revenue. Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market. The Company recognizes revenue from this pool arrangement based on its portion of the net distributions reported by the pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees. The pool follows the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

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

(u)

Derivatives: Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. Starting in November, 2010, the Company entered into certain derivative instruments, including dry bulk shipping Forward Freight Agreements (“FFAs’) as economic hedges relating to identifiable ship and or cargo positions and as economic hedges of transactions the Company expects to carry out in the normal course of its shipping business.  Changes in the fair value of derivative instruments that have not been designated as hedging instruments are reported in current period earnings.

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

(z)	Short-term Debt: see Liquidity section in Note 1 and Debt in Note 6.

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

Note 3.  Vessels

At December 31, 2013, the Company's operating fleet consisted of 45 dry bulk vessels. In 2011, the Company completed its newbuilding program and took delivery of the last eight Chinese-built vessels and sold the Heron, a 2001-built Supramax, for $22,511,226, after brokerage commissions payable to a third party and realized a net loss of $509,076.

Vessel and vessel improvements consist of the following:

Balance vessels and vessel improvements, at December 31, 2011	$1,789,381,046
Vessel improvements	58,521
Depreciation expense	(75,131,914)
Balance vessels and vessel improvements, at December 31, 2012	1,714,307,653
Vessel improvements	92,100
Depreciation expense	(74,844,385)
Balance vessels and vessel improvements, at December 31, 2013	$1,639,555,368

In 2007, the Company acquired the rights to the construction of the newbuilding vessels in China from Kyrini Shipping Inc., an unrelated privately held Greek shipping company. The acquisition comprised of purchase contracts for the construction of Supramax vessels and time charter employment contracts. The charter rates on the employment contracts acquired were either below or above market rates for equivalent time charters prevailing at the time the foregoing vessel contracts were acquired.  The present values of the above and below market charters at the date of acquisition were estimated by the Company at $4,531,115 and $32,867,920, respectively, and were recorded as assets and liabilities in the consolidated balance sheets. These amounts are amortized to revenue over the remaining life of the time charters assumed on these vessels. For the years ended December 31, 2013, 2012 and 2011, net revenues included $10,280,559, $4,770,214 and $5,088,268, respectively, as amortization of the below and above market rate charters. As of December 31, 2013 the present values of the above and below market charters were fully amortized.

Note 4.  Deferred drydock costs

Drydocking activity for the three years ended December 31, 2013 is summarized as follows:

	2013	2012	2011
Balance at January 1	$2,132,379	$3,303,363	$4,217,071
Payments for drydocking	3,637,842	1,094,325	2,809,406
Drydock amortization	(1,943,536)	(2,265,309)	(3,196,984)
Amount expensed upon sale of vessel	—	—	(526,130)
Balance at December 31	$3,826,685	$2,132,379	$3,303,363

Note 5.  Other Accrued Liabilities

Other accrued liabilities consist of:

	December 31, 2013	December 31, 2012
Vessel	$3,745,026	$9,419,279
Other Expenses	2,466,198	4,910,862
Balance	$6,211,224	$14,330,141

Note 6.  Debt

Debt consists of the following:

	December 31, 2013	December 31, 2012

Term Loans	$1,129,478,741	$1,129,478,741
Payment-in-kind loans	44,565,437	15,387,468
Total debt	$1,174,044,178	$1,144,866,209

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of December 31, 2013 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $44,565,437 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Amendment, the Company recorded $11,829,673 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

In addition, the Fourth Amended and Restated Credit Agreement replaces the previously existing financial covenants and substitutes them with new covenants, which shall require the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement) on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013, of 13.9:1, December 31, 2013, of 12.3:1, March 31, 2014 of 10.6:1, June 30, 2014 of 9.2:1, September 30, 2014 of 8.5:1, December 31, 2014 of 8.1:1, March 31, 2015 of 7.8:1, June 30, 2015 of 7.6:1, September 30, 2015 of 7.5:1, and December 31, 2015 of 7.3:1 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017; (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013, of 130%, September 30, 2013, of 140%, December 31, 2013, of 160%, March 31, 2014 of 180%, June 30, 2014 of 200%, September 30, 2014 of 210%, December 31, 2014 of 220%, March 31, 2015 of 220%, June 30, 2015 of 220%, September 30, 2015 of 220%, and December 31, 2015 of 220% and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017; (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes; and (iv) maintain a maximum collateral coverage ratio, commencing in the quarterly period ending September 30, 2014, of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017. Refer to Note 1 - General Information- Liquidity for further information regarding compliance with our covenants.

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

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (the “Waivers”). The Waivers expire on June 30, 2014 and do not cover prospective violations for any covenant measurement date or period after March 31, 2014. The Waivers are subject to the Company’s compliance with the terms, conditions and milestones as set forth in the Waivers, including, but not to limited to the following: (i) the Company must reach an agreement on or before April 15, 2014 with lenders, collectively holding more than 66.67% of the revolving and term loans outstanding under the Credit Agreement (the “Majority Lenders”), on the terms of a restructuring of the obligations outstanding under the Credit Agreement (a “Restructuring”) and (ii) the Company and the Majority Lenders must execute a binding restructuring support agreement or similar agreement documenting such agreed-upon restructuring terms (a “Restructuring Support Agreement”), including milestones for the commencement, implementation and closing of the Restructuring. In addition, no event of default may occur under the Restructuring Support Agreement once agreed. Furthermore, no Event of Default (as defined in the Credit Agreement) may occur other than the potential events of default specifically waived pursuant to the Waiver. There can be no assurance that the Company will be able to comply with such terms, conditions and milestones, particularly those that are outside of the Company’s exclusive control. If the Company cannot comply with such terms and reach an agreement with the Majority Lenders in the time frames provided, our lenders could accelerate our indebtedness and foreclose their liens on our vessels, which causes us to conclude that there is substantial doubt about our ability to continue as a going concern.

The Company continues to have discussions with representatives of the Lenders pursuant to the Waiver. Although there can be no assurance that the Company will be able to reach an agreement with the Lenders regarding the terms of a Restructuring, it is expected that any Restructuring transaction would be substantially dilutive to the Company’s current shareholders, driving down price per outstanding share substantially.

As we would have been in default of the maximum leverage ratio at December 31, 2013 in the absence of the receipt of a waiver and it is probable that without further waivers or modifications to the credit agreement that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014, we have classified our debt as current at December 31, 2013. Refer to Note 1 – General Information- Liquidity for additional information.

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

For the twelve months ended December 31, 2013, interest rates on the outstanding debt ranged from 3.63% to 7.40%, including a margin of 2.50% over LIBOR for the period up to June 19, 2012 and a margin of 3.50% over LIBOR thereafter. The weighted average effective interest rate was 3.87%.

Interest Expense, inclusive of the PIK loans, consisted of:

	2013	2012	2011

Loan Interest and commitment fees	$74,874,702	$60,100,569	$42,597,361
Amortization of Deferred Financing Costs	8,032,925	6,542,727	4,172,604
Total Interest Expense	$82,907,627	$66,643,296	$46,769,965

Interest paid, exclusive of the PIK loans, amounted to $47,973,599 in 2013, $45,098,012 in 2012 and $48,498,289 in 2011.

Note 7.  Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

The Company has entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company paid fixed rate interest and received floating-rate interest amounts based on three-month LIBOR settings. The swaps were designated and qualified as cash flow hedges. The following table summarizes the interest rate swaps in place as of December 31, 2013, and 2012.

Notional Amount Outstanding December 31, 2013	Notional Amount Outstanding December 31, 2012	Fixed Rate
$—	$81,500,000	3.895%	01/2013
—	84,800,000	3.900%	09/2013
$—	$166,300,000

The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. No portion of the cash flow hedges was ineffective during the period ended December 31, 2013. The last swap expired in September 2013.

Forward freight agreements (FFAs) swaps and freight derivatives

The Company trades FFAs, bunker swaps, freight and bunker derivative instruments, with the objective to utilize these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market or bunker costs. The Company’s FFAs, bunker swaps, freight and bunker derivative instruments have not qualified for hedge accounting treatment. As of December 31, 2013, the fair value for derivative instruments is zero, as the Company does not have any open derivative positions.

Tabular disclosure of derivatives location

No portion of the cash flow hedges shown below were ineffective during the year. The effect of cash flow hedging relationships on the balance sheets as of December 31, 2013 and 2012, and the statement of operations for the years ended December 31, 2013 and 2012 are as follows:

The effect of designated derivative instruments on the consolidated balance sheets:

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
Derivatives designated for cash flow hedging relationships	Year Ended December 31, 2013	Year Ended December 31, 2012

Interest rate swaps	—	(2,243,833)
Total	$—	$(2,243,833)

The effect of derivative instruments on statements of operations:

		Effective Portion of Loss Reclassified from Accumulated Other Comprehensive Loss
		Year Ended
	Location of Loss Recognized	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Interest expense	$(2,302,273)	$(6,848,481)

		Amount of Gain (Loss)
		Year Ended
	Location of Gain Recognized	December 31,2013	December 31, 2012
Derivatives not designated as hedging instruments:
FFAs, bunker swaps, freight and bunker derivatives	Other income	$—	$1,028,375

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted are defined in the terms of respective master agreement executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded.  As of December 31, 2013, the Company had no outstanding amounts paid as collateral related to derivative fair value positions.

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

Investment— includes our available-for-sale securities that are traded in active market, internationally. The fair value is measured by using closing stock prices from such active market.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31:

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$13,817,439	—	—	$197,509	—	—
Liabilities:
Interest rate swaps	—	—	—	—	$2,243,833	—

Note 8.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for some of its vessels with independent technical managers. The Company paid average monthly technical management fees of $11,901 per vessel in 2013, $10,194 in 2012 and $9,705 in 2011.

Operating Lease

In December 2005, the Company entered into a lease for office space. The lease is secured by a letter of credit backed by cash collateral of $66,243 which amount is recorded as restricted cash in the accompanying balance sheets. The lease expires in 2018. In September 2013, the Company entered into a lease office agreement in Singapore, the lease expires in October 2016. Our rental expenses in 2013, 2012 and 2011 were $1,319,380, $1,339,389 and $1,185,843, respectively.

The future minimum commitments under the leases for office space as of December 31, 2013 are as follows:

2014	$1,293,127
2015	1,293,127
2016	1,262,835
2017	1,111,374
Thereafter	463,073
Total	$5,423,536

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

Shareholder Derivative Lawsuits

On June 14, 2013 the parties to the original action moved for an order granting a proposed settlement (the "Settlement"), which acts to settle each of the above-referenced actions.  The Settlement contained a denial by all defendants of wrongdoing and liability and mutual releases between and amongst the parties.  It also provided for certain changes to the Company's policies concerning director and executive compensation and certain other corporate governance policies with which plaintiffs in those actions had taken issue. The Settlement permitted Plaintiffs' counsel to request an award of attorneys' fees and expenses which, in the aggregate, does not exceed $1.575 million.  The Settlement was approved by order dated December 2, 2013, including an attorneys' fee award to plaintiffs of $1.2 million plus expenses not to exceed $65,000, which was paid by the Company’s insurance. As of the date of this report, all of the actions described above have been settled.

Other

On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to be delivered in October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day. The Company has options to purchase the vessel starting at the end of the 5th year.

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

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. Total management fees for the period ended December 31, 2013, 2012 and 2011 amounted to $2,180,088, $2,180,088 and $918,094, respectively. The advanced balance received from Delphin on account for the management of its vessels as of December 31, 2013 amounted to $785,357. The total reimbursable expenses for the periods ended December 31, 2013, 2012 and 2011 amounted to $457,440 and $430,961 and $15,173, respectively. The balance due from Delphin as of December 31, 2013 amounted to $5,068. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Note 10.  Earnings Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the year ended December 31, 2013, includes the weighted average underlying Warrant Shares issuable upon exercise of the 297,182 warrants at the exercise price of $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of December 31, 2013 does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive.

	2013	2012	2011

Net (loss)	$(70,521,383)	$(102,800,903)	$(14,819,749)
Weighted Average Shares – Basic	16,983,913	16,328,132	15,655,443
Dilutive effect of stock options and restricted stock units	-	-	-
Weighted Average Shares – Diluted	16,983,913	16,328,132	15,655,443
Basic Earnings Per Share	$(4.15)	$(6.30)	$(0.95)
Diluted Earnings Per Share	$(4.15)	$(6.30)	$(0.95)

Note 11. Stock Incentive Plans

2011 Equity Incentive Plan. In November 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of affording an incentive to eligible persons. The 2011 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2011 Plan is administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2011 Plan. The shares reserved for issuance under the 2011 Plan are not subject to adjustment in the event of a stock split commenced prior to the Company’s 2011 Annual General Meeting. However, the 2011 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2011 Plan that no options granted under the plan would, in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable.

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

The Company permits the employees to use vested shares to satisfy the grantee’s U.S. federal income tax liability resulting from issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amounts related to shares used for such tax withholding obligations were $352,306, $239,315 and $1,680,649 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company granted options to purchase 180,704 of the Company's common shares to its independent non-employee directors during the years 2009 to 2011. These options were cancelled on November 14, 2013, see note 8 Shareholder Derivative Lawsuits.

On June 26, 2012, upon the Company’s refinancing of its credit facility, the Company granted options, under the 2012 Plan, to certain members of the Company’s senior management to purchase an aggregate of 1,580,000 of the Company's common shares. The options have an exercise price of $3.34 per share, vest in four equal annual installments beginning on the grant date, and expire between five to ten years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the options granted of $2,973,141 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 0.75%, and an expected stock price volatility factor of 80%.

The Company has recorded non-cash compensation charges of $988,502, $1,429,296 and $517,761 relating to the fair value of these stock options in 2013, 2012 and 2011, respectively.

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

In June 2008, the Company granted 208,333 RSUs, vesting ratably over five years, to its Chief Executive Officer as part of an employment agreement. In August 2008, the Company granted 26,250 RSUs, vesting ratably over three years, to a new member of management. The fair value of the non-vested RSUs at the grant date, equivalent to the market value at the date of grants, was $27,089,190. During the years ended December 31, 2013, 2012, 2011, 2010 and 2009, 20,325, 20,700, 25,846, 26,998 and 26,996 RSUs were vested and 21,341, 20,967, 24,570, 23,419 and 23,421 were forfeited, respectively. Amortization of this charge, which is included in non-cash compensation expense, for the years ended December 31, 2013, 2012, 2011 and 2010, were $2,276,805, $4,849,998, $5,450,402 and $5,796,398, respectively.

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

In December 2010 the Company granted 192,125 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. During the year ended December 31, 2013, 2012 and 2011, 28,323, 30,124 and 32,767 RSUs were vested, 25,967, 30,002 and 44,941 were forfeited, respectively. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $3,781,020. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2013, 2012, 2011 and 2010, were $1,053,079, $1,048,402, $1,135,884 and $30,492, respectively.

In December 2011 the Company granted 415,750 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $1,646,370. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2013, 2012 and 2011, was $538,898, $406,528 and $13,227, respectively. The remaining expense for the year ended December 31, 2014 will be $521,653.

As of December 31, 2013, RSUs covering a total of 123,667 of the Company's shares are outstanding.

Note 12.  Non-cash Compensation

Non-cash compensation charges relate to the stock options and restricted stock units granted to certain directors of the Company, members of management and certain employees under the 2009 and 2011 Stock Incentive Plan (see Note 11).

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	2013	2012	2011

Stock Option Plans	$988,502	$1,429,296	$517,761
Restricted Stock Grants	3,876,032	7,944,482	8,389,328

Total non-cash compensation expense	$4,864,534	$9,373,778	$8,907,089

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

               The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contribution based on the Company’s annual operating performance.  For the years ended December 31, 2013, 2012 and 2011, the Company did not make a profit sharing contribution.

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

Note 16.  2013, 2012 and 2011 Quarterly Results of Operations (Unaudited)

Consolidated Statement of Operations (Unaudited)	Three Months ended March 31,	Three Months ended June 30,	Three Months ended September 30,	Three Months ended December 31,
2013

Revenues, net of commissions	$72,222,353	$44,240,145	$38,978,418	$46,998,612
Total Operating Expenses	47,420,291	26,581,036	48,235,359	49,059,538
Operating Income/(Loss)	24,802,062	17,659,109	(9,256,941)	(2,060,926)
Net Income/( Loss)	1,374,270	(3,039,067)	(37,630,051)	(31,226,535)

Basic Net Income/(Loss) Per Share	0.08	(0.18)	(2.22)	(1.84)
Diluted Net Income/( Loss) Per Share	0.08	(0.18)	(2.22)	(1.84)

2012

Revenues, net of commissions	$52,616,400	$48,537,233	$46,854,671	$42,802,955
Total Operating Expenses	60,118,356	59,605,359	54,718,097	53,587,700
Operating Income/(Loss)	(7,501,956)	(11,068,126)	(7,863,426)	(10,784,745)
Net Loss	(17,433,529)	(23,106,239)	(29,837,360)	(32,423,775)

Basic Net Loss Per Share	(1.11)	(1.46)	(1.77)	(1.92)
Diluted Net Loss Per Share	(1.11)	(1.46)	(1.77)	(1.92)

2011

Revenues, net of commissions	$86,692,775	$76,405,388	$80,323,369	$70,010,899
Total Operating Expenses	82,274,862	66,123,996	72,507,439	60,857,843
Operating Income	4,417,913	10,281,392	7,815,930	9,153,056
Net Loss	(5,810,281)	(1,438,278)	(5,872,211)	(1,698,979)

Basic Net Loss Per Share	(0.37)	(0.09)	(0.37)	(0.11)
Diluted Net Loss Per Share	(0.37)	(0.09)	(0.37)	(0.11)