Form 10-K/A
period 2013-12-31
Eagle Bulk Shipping Inc.
filed 2014-04-30
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant's most recently completed second quarter, was $60,315,060 based on the closing price of $3.65 per share on the NASDAQ Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 31, 2014, 16,902,213 shares of the registrant's common stock were outstanding.

Forward-Looking Statements

This Form 10-K/A contains forward-looking statements regarding the outlook for dry cargo markets, and the Company's prospects. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for major and minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; the ability to attract and retain customers; and the performance of our contract counterparties. This Form 10-K/A also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this annual report on Form 10-K/A. The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K/A and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K/A are qualified in their entirety by the cautionary statement contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission (the "SEC").

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Eagle Bulk Shipping Inc. (the "Company", "we", "our" or "us") for the year ended December 31, 2013 that was originally filed with the Securities and Exchange Commission ("SEC") on March 31, 2014 (the "Original Filing") and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 32.3 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors of the Registrant

The following individuals serve as the current directors of the Company.

Class III Directors – Terms Expiring at the 2014 Annual Meeting

Douglas P. Haensel, age 51, serves as a Director of the Company and the Chair of the Company's Nominating and Governance Committee. He is currently managing partner of Haensel Capital Partners, LLC. He served as Chief Financial Officer of Burt's Bees, Inc. from 2005 to 2012. From 2001 to 2004, Mr. Haensel was President and Chief Operating Officer of 21st Century Newspapers, Inc. He was Executive Vice President and Chief Financial Officer at The Athlete's Foot Group, Inc. from 1999 to 2001. Mr. Haensel started his career at General Electric Company and held several management positions at GE Capital. Mr. Haensel has served as a Director of the Company since 2005. The Board of Directors selected Mr. Haensel to serve as a Director because it believes that Mr. Haensel brings valuable management and financial experience to the Board of Directors, including extensive experience with capital market transactions and investments in both public and private companies. Mr. Haensel also has a strong operations background and has deep experience with acquisition opportunity analysis and integration. In addition, Mr. Hansel has valuable experience in corporate governance, compensation and audit issues.

Alexis P. Zoullas, age 43, serves as a Director of the Company and, since August 2008, also serves as the President of Eagle Shipping International (USA) LLC, a wholly owned subsidiary of the Company that provides commercial and strategic management to the Company's fleet. Before joining Eagle Bulk Shipping, Mr. A. Zoullas had served as Vice-President at Norland Shipping & Trading Corporation since 2005, where he began his maritime career in 1993. From 2000 to 2004, Mr. A. Zoullas worked as Chief Strategic Officer of Kaufman Astoria Studios and was a founding partner of Filter Partners LLC, an entertainment licensing company. Presently, Mr. A. Zoullas serves as Chairman of the Class NK North American Advisory Committee.  In addition, Mr. A. Zoullas is also a member of the following committees: the Norwegian Hull Club, American Bureau of Shipping, and the North American Advisory Committee of Lloyd's Register.  He holds a bachelor's degree from Harvard College and a J.D. from Fordham University.  Mr. A. Zoullas has served as a Director of the Company since April 2007. The Board selected Mr. A. Zoullas to serve as a Director and President of Eagle Shipping International (USA) LLC, because it believes Mr. A. Zoullas provides valuable maritime experience in the areas of technical, operations, legal, insurance, and commercial experience. Mr. A. Zoullas has significant international experience that provides the Board with a critical global perspective, which is of immense value in the development of the Company's strategy.  Mr. A. Zoullas also sits on various advisory committees within the industry, in recognition of his expertise and dedication.  His significant knowledge of the technical, legal, and environmental issues affecting the shipping industry is instrumental in keeping the Board current on existing and potential future legal and commercial issues facing the Company.

Class I Directors – Terms Expiring at the 2015 Annual Meeting

Jon Tomasson, age 55, serves as a Director of the Company and the Chair of the Company's Compensation Committee. Mr. Tomasson is Chief Executive Officer of Vínland Capital Investments, LLC, a real estate investment company that he founded in 2003. Prior to starting Vínland, Mr. Tomasson was a principal with Cardinal Capital Partners from 1999 until 2002. From 1990 until 1999, Mr. Tomasson worked at Citigroup's Global Real Estate Equity and Structured Finance (GREESF) business, with both transactional and various management responsibilities. Mr. Tomasson has served as a Director of the Company since 2007. The Board of Directors selected Mr. Tomasson to serve as a Director because it believes that Mr. Tomasson brings valuable financial, transactional and managerial expertise, including extensive execution in capital markets and structured transactions. Mr. Tomasson brings over 25 years of experience in international and domestic investment banking and real estate investment in addition to a multi-cultural and multi-lingual background. He has built, led, capitalized and directed several businesses, teams and investments which informs his judgment, as well as his strategic advice and risk assessment as member of the Company's Board of Directors.

Sophocles N. Zoullas, age 48, the Company's founder, has served as the Company's Chief Executive Officer and Chairman of the Board of Directors since 2005. Mr. S. Zoullas has been involved in the dry bulk shipping industry for 25 years with experience in strategic, commercial and operational aspects of the business. Mr. S. Zoullas's strategic and commercial experience includes ship purchase negotiations and financing, chartering and insurance. Mr. S. Zoullas's operational experience includes oversight of ship repair, maintenance and cost control. From 1989 to 2005, Mr. Zoullas served as an executive officer and a director of Norland Shipping & Trading Corporation, a shipping agency in the dry bulk shipping industry. Mr. S. Zoullas holds a bachelor's degree from Harvard College and an MBA from IMD (IMEDE) in Lausanne, Switzerland. Mr. S. Zoullas is currently Chairman of the North American Advisory Committee of Lloyd's Register and a member of the American Bureau of Shipping. Mr. S. Zoullas serves as Director Emeritus of the North American Marine Environment Protection Association (NAMEPA). Mr. S. Zoullas is also a committee member of the London P&I Club Committee. Mr. S. Zoullas in his capacity as a Chief Executive Officer and Chairman of the Board of Directors, brings leadership, extensive business relationships and operating experience, tremendous knowledge and strategic vision of our Company. Mr. S. Zoullas's service as the Chairman and Chief Executive Officer of Eagle Bulk Shipping creates a critical link between management and the Board of Directors, enabling the Board of Directors to perform its oversight function with the benefits of management's perspectives on the business. In addition, having the Chief Executive Officer, and Mr. S. Zoullas in particular, on our Board of Directors provides the Company with decisive and effective leadership.

Class II Directors – Terms Expiring at the 2016 Annual Meeting

Joseph M. Cianciolo, age 75, serves as a Director of the Company and the Chair of our Audit Committee. Mr. Cianciolo retired in June 1999 as the managing partner of the Providence, Rhode Island office of KPMG LLP. At the time of his retirement, Mr. Cianciolo had been a partner of KPMG LLP since 1970. Mr. Cianciolo currently serves as a director of Nortek, Inc. Mr. Cianciolo has previously served as a director of United Natural Foods Inc. Mr. Cianciolo has served as a Director of the Company since 2006. The Board of Directors selected Mr. Cianciolo as a Director because it believes that Mr. Cianciolo brings valuable management, financial and corporate governance experience to the Board of Directors. Mr. Cianciolo has spent 38 years with the international public accounting firm and 29 years as an Audit Engagement Partner. Mr. Cianciolo has served as an independent director for over thirteen years and has chaired the Audit Committee for two other companies whose securities have been publicly traded. He has held positions that require a full range of corporate and board responsibilities, including serving on our Nominating and Governance and Compensation Committees.

David B. Hiley, age 75, serves as a Director of the Company. Mr. Hiley has previously served as a Director of Nortek, Inc. and as Director, Executive Vice President and Chief Financial Officer of CRT Properties, Inc. (formerly Koger Equity, Inc.), a real estate investment trust, and in recent years has been a financial consultant. Prior to that, for the majority of his career Mr. Hiley served as head of investment banking at a large securities firm. Mr. Hiley has served as a Director of the Company since 2005. The Board of Directors selected Mr. Hiley to serve as a Director because it believes he has valuable business and management experience and important perspectives on issues facing our Company. Mr. Hiley's experience enables him to provide insight, guidance and strategic direction to the Board of Directors. Mr. Hiley has a strong financial background, including an understanding of financial statements, corporate finance, accounting and capital markets.

Thomas B. Winmill, age 54, serves as a Director of the Company. Since 1999, Mr. Winmill has served as President, Chief Executive Officer, and General Counsel of Winmill & Co. Incorporated and its affiliates, which include SEC -registered investment advisers and broker/dealers, SEC-registered investment companies, such as Midas Series Trust, and U.S. Department of Housing and Urban Development licensed mortgage bankers. As portfolio manager of Midas Fund since 2002, Mr. Winmill analyzes trends and companies involved with precious metals and natural resources, including ferrous and non-ferrous metals (such as iron, aluminum, and copper), strategic metals (such as uranium and titanium), hydrocarbons (such as coal, oil, and natural gas), chemicals, forest products, real estate, food products, and other basic commodities. He is a member of the New York Section member society of the American Institute of Mining, Metallurgical, and Petroleum Engineers, Inc., the New York and Washington State Bars, and the SEC Rules Committee of the Investment Company Institute. Mr. Winmill currently serves as a director or trustee for the following affiliated companies: Bexil Corporation, Bexil American Mortgage Inc., Castle Mortgage Corporation, Dividend and Income Fund, Foxby Corp., Self Storage Group, Inc., Midas Series Trust, and Winmill & Co. Incorporated.  Mr. Winmill formerly served as a director for Golden Cycle Gold Corporation. Mr. Winmill has served as a Director of the Company since 2010. The Board of Directors selected Mr. Winmill to serve as a Director because it believes he has valuable management, finance, and strategic decision-making experience. Mr. Winmill has significant investment and analytical expertise, particularly regarding commodities. Mr. Winmill is familiar with a range of corporate and board functions based on significant prior board experience.

Meetings of the Board of Directors

The Board of Directors held fourteen meetings in 2013. Each Director attended at least 75% of the aggregate meetings of the Board of Directors, and meetings held by all committees on which such Director served, during the period for which such Director served. The Board of Directors met in executive session five times during 2013.

Directors are expected to attend the Company's Annual Meeting of Shareholders. All seven of our Directors attended our 2013 Annual Meeting of Shareholders.

Director Independence

The Board of Directors affirmatively determined that the following Directors, including each Director serving on the Audit Committee, the Compensation Committee, the Conflicts Committee and the Nominating and Governance Committee, satisfy the independence requirements of Rule 4350(c) of NASDAQ's listing standards: Joseph M. Cianciolo, Douglas P. Haensel, David B. Hiley, Jon Tomasson and Thomas B. Winmill. The Board of Directors also determined that the members of the Audit Committee satisfy the additional independence requirements of Rule 10A-3 under the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, and NASDAQ's requirements for audit committee members, and that the members of the Compensation Committee satisfied SEC and NASDAQ independence requirements.

There is no family relationship between any of the Directors or executive officers of the Company, except that Sophocles N. Zoullas and Alexis P. Zoullas are brothers.

Director Terms

The Directors are divided into three classes and the Directors in each class serve for a three-year term. The term of one class of Directors expires each year at the Annual Meeting of Stockholders. The Board of Directors may fill a vacancy by electing a new Director to the same class as the Director being replaced. The Board of Directors may also create a new Director position in any class and elect a Director to hold the newly created position until the term of the class expires.

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee, Conflicts Committee and Nominating and Governance Committee, the respective members and functions of which are described below. Current charters describing the nature and scope of the responsibilities of each of the Audit Committee, Compensation Committee, Conflicts Committee and Nominating and Governance Committee are posted on our website at www.eagleships.com under the headings "Investors—Corporate Governance" and are available in print upon request to Eagle Bulk Shipping Inc., 477 Madison Avenue, Suite 1405, New York, New York 10022.

Audit Committee

The Company's Audit Committee is comprised of Joseph M. Cianciolo (Chairman), Douglas P. Haensel, and David B. Hiley, each of whom qualify as independent under the applicable NASDAQ listing requirements and SEC rules. The Board of Directors has determined that Joseph M. Cianciolo is an audit committee "financial expert" as such term is defined in applicable SEC rules, and that he has the requisite financial management expertise within the meaning of NASDAQ rules and regulations, and that all other members of the committee are financially literate. As directed by its written charter, which was adopted on June 3, 2005, and amended in November 2006, the Audit Committee is responsible for appointing and overseeing the work of the independent auditors, including reviewing and approving their engagement letter and reviewing their annual audit plan; reviewing the adequacy and effectiveness of the Company's accounting and internal control procedures; reading and discussing with management and the independent auditors the annual audited financial statements and quarterly financial statements, and preparing annually a report to be included in the Company's proxy statement. The Audit Committee held five meetings during fiscal year 2013.

Compensation Committee

The Company's Compensation Committee is comprised of Jon Tomasson (Chairman), Joseph M. Cianciolo and Thomas B. Winmill, each of whom qualify as independent under the applicable NASDAQ listing requirements. As directed by its written charter, which was approved on June 3, 2005, and amended in November 2006, the Compensation Committee administers the Company's stock option plan and other corporate benefits programs. The Compensation Committee also reviews and approves annual incentive compensation, special cash incentive awards, stock option or other equity incentive grants, compensation goals and objectives, and any employment severance or change in control agreements, and evaluates the performance of the Company's Chief Executive Officer and Chief Financial Officer, and the President of Eagle Shipping International (USA) LLC and determines executive officer compensation. The Compensation Committee also monitors compliance with the terms of the Settlement approved on December 2, 2013 and evaluates and recommends for approval by the Board of Directors, the Board of Directors' compensation-and fees and stock option or other equity incentive grants. The Compensation Committee engaged Steven Hall & Partners, an independent executive compensation consultant (the "Compensation Consultant" or the "Consultant"), as further described in more detail below. During fiscal year 2013, the Compensation Committee consulted with the Compensation Consultant and took the recommendations of the Compensation Consultant into consideration when making its decisions. The Compensation Committee held nine meetings during fiscal year 2013.

Conflicts Committee

The Company established a Conflicts Committee (the "Conflicts Committee") as of February 4, 2009, that is comprised of Joseph M. Cianciolo, Douglas P. Haensel and Jon Tomasson. The Conflicts Committee was established for the purpose of negotiating a management agreement dated August 4, 2009, between the Company and Delphin Shipping LLC, an entity affiliated with Sophocles Zoullas and Kelso & Company, L.P. Pursuant to the management agreement, which has been filed with the SEC as an exhibit to the Company's annual report on Form 10-K for the year ending December 31, 2009, the Company provides certain management services for vessels owned and to be acquired by Delphin Shipping LLC and will have certain rights of first refusal over vessel acquisition and chartering opportunities presented to Delphin Shipping LLC. Pursuant to the Conflict Committee's charter adopted as of May 21, 2009, the Conflicts Committee is also responsible for evaluating and managing potential conflicts of interest arising between the Company and Delphin Shipping LLC arising out of transactions contemplated under the management agreement and ensuring Delphin Shipping LLC's compliance with the terms of the management agreement. The Conflicts Committee is comprised solely of independent members of the Board of Directors who do not have any direct or indirect interest in any investment, contract or other transaction to which Delphin Shipping LLC or Kelso & Company, L.P. are a party. The Conflicts Committee held two meetings during fiscal year 2013.

Nominating and Governance Committee

The Company's Nominating and Governance Committee is comprised of Douglas P. Haensel (Chairman), David B. Hiley, Jon Tomasson and Thomas B. Winmill, each of whom qualify as independent under the applicable NASDAQ listing requirements. As directed by its written charter, the Nominating and Governance Committee assists the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in determining the composition of the Board of Directors and its committees, in monitoring a process to assess Board of Directors effectiveness and in developing and implementing the Company's corporate governance guidelines. The Nominating and Governance Committee held one meeting in fiscal year 2013.

Nomination of Directors

Nominees for our Board of Directors are selected by the Board of Directors based upon the recommendation of the Nominating and Governance Committee in accordance with the policies and principles set forth in the Committee's charter and our Corporate Governance Guidelines. The Nominating and Governance Committee seeks members from diverse professional and personal backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity. This assessment will include an individual's independence, as well as consideration of diversity, age, skills, necessary experience, soundness of judgment, ability to contribute to a diversity of viewpoints among board members, commitment, time and diligence to effectively discharge board responsibilities, qualifications, intelligence, education and experience to make a meaningful contribution to board deliberations. Directors should be persons of good character and thus should generally have the personal characteristics of integrity, accountability, judgment, responsibility, high performance standards, commitment and enthusiasm, and courage to express his or her views. The Nominating and Governance Committee examines a candidate's specific experiences and skills, time availability in light of other commitments, potential conflicts of interest and independence from management and the Company.

The Nominating and Governance Committee identifies potential candidates by asking current Directors and executive officers to notify the Committee if they become aware of persons, meeting the criteria described above, who might have an interest in serving as a Director.

Shareholders may recommend qualified persons for consideration by the Nominating and Governance Committee. The Nominating and Governance Committee's evaluation process does not vary based on whether or not a candidate is recommended by a shareholder. Shareholders making a recommendation must submit the same information as that required to be included by the Company in its proxy statement with respect to nominees of the Board of Directors. The shareholder recommendation should be submitted in writing, addressed to: Adir Katzav, Secretary of Eagle Bulk Shipping Inc., 477 Madison Avenue, Suite 1405, New York, New York 10022.

How Our Compensation Decisions Are Made

Role of the Board of Directors and Compensation Committee

Our Board of Directors is responsible for establishing and administering our executive compensation and equity incentive programs. This duty of the Board of Directors has been delegated to the Compensation Committee in accordance with the Compensation Committee's charter. The Compensation Committee reviews executive performance to establish compensation and approves appropriate modifications to the named executive officers' compensation. The Compensation Committee is responsible for establishing the compensation of the Chief Executive Officer, and in the context of our overall compensation goals and objectives, reviews and approves the recommendations of the Chief Executive Officer regarding compensation and incentive plans of other named executive officers. The Committee also evaluates and recommends for approval by the Board of Directors, the annual compensation of the non-employee directors and oversees the equity compensation plans in accordance with Marshall Islands law.

Role of the Compensation Consultant

In accordance with its charter, the Compensation Committee has the authority to engage, retain and terminate a compensation consultant. The Compensation Committee also has the sole authority to approve the fees of such consultant.

Since 2007, the Compensation Committee and the Board of Directors have retained Steven Hall & Partners (the "Consultant"), a nationally recognized executive compensation consultant, as their compensation consultant to provide independent, third-party advice and expertise on all aspects of executive and director compensation and related corporate governance matters. In 2013, as in prior years, the Compensation Committee relied upon the Consultant to assist in the development and evaluation of compensation policies and the determination of compensation awards. Additionally, the Consultant provided the Compensation Committee with comparative market data, to the extent available, as well as modeling and evaluations of proposed executive and director compensation policies and determinations.

The Compensation Committee consulted with the Consultant in connection with the determination of the 2013 compensation for our named executive officers and our Board of Directors.  The Consultant also provided advice throughout the year on new issues and developments regarding executive compensation and related disclosures. In the future, the Compensation Committee may retain other similar consultants.

The Consultant does not provide any other services to the Company.

Role of Management

The Compensation Committee has sole authority to establish annual compensation for the Company's named executive officers, and none of the named executive officers determines his own pay. At the request of the Compensation Committee, our Chief Executive Officer provides recommendations regarding compensation of our other named executive officers during the annual compensation approval process and information regarding compensation trends within the seaborne transportation industry.

Code of Ethics

The Company's Code of Ethics, which applies to our Directors, executive officers (our Chief Executive Officer, our Chief Financial Officer, and the President of Eagle Shipping International (USA) LLC) and employees, is available on our website at www.eagleships.com, and copies are available in print upon request to Eagle Bulk Shipping Inc., 477 Madison Avenue, Suite 1405, New York, New York 10022. The Company intends to satisfy any disclosure requirements regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company's website.

Communications with the Board of Directors

Shareholders and other interested parties may communicate with members of the Board of Directors, including reporting any concerns related to governance, corporate conduct, business ethics, financial practices, legal issues and accounting or audit matters in writing addressed to the Board of Directors, or any such individual Directors or group or committee of Directors by either name or title in care of: Secretary of Eagle Bulk Shipping Inc., 477 Madison Avenue, Suite 1405, New York, New York 10022.

All communications received as set forth above will be opened by the office of our Secretary for the sole purpose of determining whether the contents represent a message to our Directors. Materials that are unrelated to the duties and responsibilities of the Board of Directors, such as solicitations, resumes and other forms of job inquiries, surveys and individual customer complaints, or materials that are unduly hostile, threatening, illegal or similarly unsuitable will not be distributed, but will be made available upon request to the Board of Directors, a committee of the Board of Directors or individual Directors as appropriate, depending on the facts and circumstances outlined in the communication.

The Leadership Structure of the Board of Directors

Sophocles Zoullas currently serves as both Chairman and Chief Executive Officer of Eagle Bulk Shipping. The Company believes that this leadership structure is in the best interests of shareholders because it promotes unified leadership, effective decision-making, and facilitates efficient execution of the Company's strategic initiatives and business plan. Additionally, because of the Chief Executive Officer's responsibilities for the day-to-day execution of corporate strategy and the importance of company performance in deliberations of the Board of Directors, we believe that our Chief Executive Officer is the director best qualified to serve as Chairman of the Board of Directors. The Board of Directors has also considered creating a lead independent director position on the Board of Directors, however given the size of the Company's Board of Directors, it does not believe that such a position would benefit the functioning of the Board of Directors or its interaction with management. The Board of Directors also believes that there is substantial independent and effective oversight of management, including as a result of the following:

•	Annual reviews of the performance of our Chairman and Chief Executive Officer by the independent directors on the Compensation Committee.

•	Our independent directors regularly meet in executive session without the presence of management.

•	The Audit Committee meets separately with the independent auditor as needed to fulfill its responsibilities under its charter.

•	We have a substantial majority of active and well-qualified independent directors, each of whom is an equal participant in decisions of the Board of Directors.

•	Each of the committees of the Board of Directors is comprised solely of independent directors.

The Role of the Board of Directors in Risk Oversight

The Audit Committee has primary responsibility for risk oversight on behalf of the Board of Directors. The Audit Committee regularly discusses, on at least a quarterly basis, risk exposures that may have a material impact on the Company's financial statements, and the steps that management has taken to monitor and control such exposures. Additionally, pursuant to its charter, the Audit Committee is responsible for discussing with management policies with respect to risk assessment and risk management. The Compensation Committee also considers the risk implications of compensation approaches before making final determinations with respect to compensation program design.

Executive Sessions

Consistent with our Corporate Governance Guidelines, the non-employee directors of the Board of Directors regularly hold executive sessions. The Audit Committee, in accordance with its charter, meets separately with our executives at regular intervals or as otherwise deemed appropriate throughout the year to review our financial affairs, and meets separately in sessions with the independent auditors at such times as the Audit Committee deems appropriate to fulfill its responsibilities under the charter. The independent directors met in executive sessions five times during 2013.

EXECUTIVE OFFICERS

Our only named executive officers are:

•	Sophocles N. Zoullas, Chairman and Chief Executive Officer, for whom information is set forth under the heading "Board of Directors of the Registrant" above.

•	Adir Katzav, Chief Financial Officer since July 2012 (1).

•	Alexis P. Zoullas, President of Eagle Shipping International (USA) LLC, for whom information is set forth under the heading "Board of Directors of the Registrant" above.

(1)Mr. Katzav, age 44, was appointed Chief Financial Officer in July 2012. Prior to assuming his current position, Mr. Katzav served as our Director of Financial Reporting since he joined the Company in 2008. During a 20-year career, Mr. Katzav has developed deep experience in corporate finance, accounting and capital markets regulatory structures. Prior to joining the Company, Mr. Katzav served as a Senior Audit Manager, in addition to other roles, for PricewaterhouseCoopers in both US and overseas, where he provided business advisory and auditing services to public and private companies across multiple industries. Mr. Katzav earned a Bachelor's Degree in Statistics and Operations Research and Accounting.

Item 11. Executive Compensation

2013 SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation of our executive officers, or the named executive officers, for the fiscal years ending on December 31, 2013 and 2012.

Officer	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation (including special incentive award) ($)(2)	Total ($)

Sophocles N. Zoullas	2013	$900,000	$600,000	—	—	—	—	$30,267	$1,530,267
	2012	$900,000	—	—	$1,881,735	—	—	$29,867	$2,811,602

Adir Katzav	2013	$350,000	$650,000	—	—	—	—	$10,200	$1,010,200
	2012(3)	$288,050	—	—	$338,712	—	—	$9,800	$636,562

Alexis P. Zoullas	2013	$700,000	$300,000	—	—	—	—	$10,200	$1,010,200
	2012	$700,000	—	—	$752,694	—	—	$9,800	$1,462,494

(1)
Pursuant to the Eagle Bulk Shipping Inc. 2011 Equity Incentive Plan, which was approved by shareholders at a special meeting of shareholders held in November 2011, on June 26, 2012, upon the Company's refinancing of its credit facility, the Company granted an aggregate of 1,000,000 stock options to our Chief Executive Officer, an aggregate of 180,000 stock options to our Chief Financial Officer in his capacity as Director of Financial Reporting, and an aggregate of 400,000 stock options to the President of Eagle Shipping International (USA) LLC. The options were granted at 10% above fair market value (closing price for our common stock on the date of grant, as reported by NASDAQ) and have an exercise price of $3.34 per share, vest in four equal annual installments beginning on the grant date, and expire ten years from the date of grant. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of ASC 718 "Compensation-Stock Compensation". See notes to our audited financial statements included in our 2013 Annual Report on Form 10-K, filed with the SEC on March 31, 2014, for the assumptions used.

(2)	Amounts shown in this column include Company matching contributions to the 401(k) Plan of $10,200 and $9,800 respectively, for each of the executives. Additionally, in accordance with the terms of his employment agreement, amounts shown for our Chief Executive Officer include the cost paid by the Company for his life insurance, in the amounts of $20,067 for years 2013 and 2012.

(3)	Mr. Katzav was promoted to Chief Financial Officer and became an executive officer of the company in July 2012.

Each executive officer of the Company has also entered into an Indemnification Agreement with the Company.

Outstanding Equity Awards at Fiscal Year End 2013
The following table summarizes the equity awards held by the named executive officers as of December 31, 2013:

		Option Awards						Stock Awards
Name	Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Un-exercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Sophocles N. Zoullas	01/12/2007	56,250		—		$71.20	01/12/2017
	12/22/2011							83,333	(1)	$382,498
	6/23/2012	500,000	(2)	500,000	(2)	$3.34	6/23/2017

Adir Katzav	12/22/2011							4,167	(1)	$19,127
	6/23/2012	90,000	(2)	90,000	(2)	$3.34	6/23/2022

Alexis P. Zoullas	05/23/2007	4,167		—		$87.52	5/23/2017
	12/22/2011							25,000	(1)	$114,750
	6/23/2012	200,000	(2)	200,000	(2)	$3.34	6/23/2017

(1)
On December 22, 2011, the Company granted our Chief Executive Officer 250,000 restricted stock units of the Company, granted our Chief Financial Officer, in his capacity as Director of Financial Reporting, 12,500 restricted stock units of the Company, and granted our President, Eagle Shipping International (USA) LLC 75,000 restricted stock units of the Company. Each of the restricted stock units granted to our Chief Executive Officer, Chief Financial Officer and our President, Eagle Shipping International (USA) LLC, vest in three equal annual installments, commencing one year from the date of grant.

(2)
Pursuant to the Eagle Bulk Shipping Inc. 2011 Equity Incentive Plan, which was approved by shareholders at a special meeting of shareholders held in November 2011, on June 26, 2012, the Company granted an aggregate of 1,000,000 stock options to our Chief Executive Officer, an aggregate of 180,000 stock options to our Chief Financial Officer in his capacity as Director of Financial Reporting, and an aggregate of 400,000 stock options to our President of Eagle Shipping International (USA) LLC. The options were granted at 10% above fair market value (closing price for our common stock on the date of grant, as reported by NASDAQ) and have an exercise price of $3.34 per share, vest in four equal annual installments beginning on the grant date, and expire between five to ten years from the date of grant.

Retirement Benefits

401(k) Savings Plan

We provide all qualifying full-time employees with the opportunity to participate in our tax-qualified 401(k) savings plan. The plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts may be invested in a wide range of mutual funds. Up to tax law limits, we provide a 100% match for the first 3% of salary and 50% for the next 2% of salary participant.

Pension Benefits

The Company does not provide pension benefits.

Nonqualified Deferred Compensation

The Company did not provide any nonqualified deferred compensation during the fiscal year ending December 31, 2013.

Potential Payments Upon Termination Or Change-In-Control

As discussed in detail below under the heading "Employment Agreement with Sophocles N. Zoullas," the Company entered into an employment agreement with our Chief Executive Officer in 2008. It provides that if we terminate our Chief Executive Officer's employment without cause or if our Chief Executive Officer terminates employment for good reason, then he is entitled to receive a lump-sum payment.

The Company has granted to the named executive officers, pursuant to the Eagle Bulk Shipping Inc. 2009 Equity Incentive Plan, or the 2009 Plan, restricted stock units of the Company that vest in equal annual installments. The restricted stock units provide that (i) if the executive is terminated on death or disability the unvested restricted stock units will vest and be paid out, (ii) if within 24 months following a change of control the executive is terminated without cause or terminates for good reason then the unvested restricted stock units will vest and be paid out.

The Company has granted to its Chief Executive Officer and Chief Financial Officer, in his capacity as Director of Financial Reporting, and to the President of Eagle Shipping International (USA) LLC, pursuant to the Eagle Bulk Shipping Inc. 2011 Equity Incentive Plan, or the 2011 Plan, options to purchase the Company's common stock that vest in four equal annual installments. The options provide that (i) in the event the executive's employment is terminated without cause, any unvested options prior to such termination date shall immediately vest and become exercisable in full until the earlier of the fifth anniversary of the date on which the employment is so terminated or the expiration of the options by their terms between the fifth to tenth anniversary of the grant date; and (ii) in the event the executive's employment is terminated by reason of the executive's death or disability, any unvested options prior to such termination date shall immediately vest and become exercisable in full until the earlier of the first anniversary of the date on which the employment is so terminated or the termination of the options by their terms between the fifth to the tenth anniversary of the grant date. In addition, the options granted to our Chief Executive Officer also provide that in the event our Chief Executive Officer's employment is terminated by our Chief Executive Officer for good reason, any unvested options prior to such termination date shall immediately vest and become exercisable in full until the earlier of the fifth anniversary of the date on which the employment is so terminated or the termination of the options by their terms on the fifth anniversary of the grant date.

Our Chief Executive Officer is also entitled to receive a gross-up for any excise taxes under Section 4999 of the Code imposed on excess parachute payments which may become payable to him, whether such payments arise with respect to accelerated vesting of restricted stock units or stock options or under other plans or agreements.

Employment Agreement with Sophocles N. Zoullas

On June 19, 2008, we entered into an amended employment agreement with Sophocles N. Zoullas pursuant to which Mr. Zoullas serves as our Chief Executive Officer. The agreement has an initial term of five years; however, commencing on the third anniversary of the date thereof and each anniversary thereafter, the agreement automatically extends for additional one-year terms unless, not later than 90 days prior to any such anniversary, either party thereto notifies the other party that such extension shall not take effect. Either party may terminate the employment agreement for any reason on 30 days' written prior notice. We may also terminate our Chief Executive Officer's employment at any time for cause.

Pursuant to the employment agreement, our Chief Executive Officer receives a minimum base salary per year in the amount of $875,000 and received an initial equity grant of 208,333 restricted stock units. Our Chief Executive Officer is eligible to participate in a performance annual incentive compensation pool, for senior executives, as well as discretionary amounts determined by the Compensation Committee. Our Chief Executive Officer is entitled to participate in the benefit plans and fringe benefits provided generally to similarly situated senior executives. The employment agreement also provides that we will provide our Chief Executive Officer with a life insurance policy during the term of the agreement with the amount and terms determined by mutual agreement.

In the event our Chief Executive Officer terminates his employment for other than good reason, our Chief Executive Officer is entitled to receive (i) his base salary and any unused vacation pay earned but unpaid up to the date of termination, (ii) reimbursement of any expenses for which he was due reimbursement, (iii) any annual incentive compensation actually earned for a completed year but unpaid as of the date of termination, and (iv) any annual incentive compensation earned for the uncompleted year, based upon his two-year average annual incentive compensation (collectively, (i), (ii), (iii) and (iv) are referred to as the "Accrued Benefits").

In the event we terminate our Chief Executive Officer's employment without cause or our Chief Executive Officer terminates his employment for good reason, then in addition to the Accrued Benefits, our Chief Executive Officer is entitled to receive a lump-sum payment in an amount equal to the product of (x) two and (y) the sum of (I) his annual base salary and (II) our Chief Executive Officer's two-year average annual incentive compensation and any special cash incentive award. Following a change of control, our Chief Executive Officer may be entitled to an enhanced "double trigger" severance payment. In the event that we terminate our Chief Executive Officer's employment without cause or our Chief Executive Officer terminates his employment for good reason following a change of control, the lump-sum payment is in an amount equal to the product of (x) three and (y) the sum of (I) our Chief Executive Officer's annual base salary and (II) our Chief Executive Officer's two-year average annual incentive compensation and any special cash incentive award. In addition, we will continue his health insurance (for our Chief Executive Officer and his dependents) during for two years (or three years if we terminate our Chief Executive Officer's employment without cause or our Chief Executive Officer terminates his employment for good reason following a change of control). Our Chief Executive Officer does not receive a lump sum payment in the event he is terminated for cause, which we may do at any time such cause exists. In the event that his employment is terminated for cause, we are only obligated to provide our Chief Executive Officer with the Accrued Benefits. If our Chief Executive Officer dies or becomes disabled while employed by us, all of his rights under the employment agreement terminate except that (i) we are required to pay our Chief Executive Officer his Accrued Benefits, (ii) any stock options or stock appreciation rights shall become fully exercisable and shall remain exercisable for a period of 12 months after the termination of employment due to such death or disability (or until the earlier original expiration date of such options or stock appreciation rights), and (iii) any restricted stock or restricted stock units shall become fully vested.

The employment agreement provides for a gross-up for any excise taxes under Section 4999 of the Code imposed on excess parachute payments which may become payable to the executive, whether such payments arise with respect to accelerated vesting of the restricted stock units or under other plans or agreements.

2013 DIRECTOR COMPENSATION TABLE

The following Director Compensation Table sets forth the compensation of our Directors (who are not executive officers of the Company) for the fiscal year ending on December 31, 2013.
Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Joseph M. Cianciolo (2)	$272,000	—	—	—	—	—	$272,000
David B. Hiley	$152,000	—	—	—	—	—	$152,000
Douglas P. Haensel (3)	$242,000	—	—	—	—	—	$242,000
Jon Tomasson (4)	$257,000	—	—	—	—	—	$257,000
Thomas B. Winmill	$162,000	—	—	—	—	—	$162,000

(1) Represents, for each non-employee Director, a cash retainer of $95,000, a payment of $3,000 for attendance at each meeting of the Board of Directors and a payment of $2,500 for attendance at each committee meeting. The compensation of each director has been made in manner consistent with the Settlement approved on December 2, 2013.

(2) Includes a cash retainer of $30,000 for serving as chairman of the Audit Committee and $65,000 for serving on the Conflicts Committee.

(3) Includes a cash retainer of $20,000 for serving as chairman of the Nominating and Governance Committee and $65,000 for serving on the Conflicts Committee.

(4) Includes a cash retainer of $25,000 for serving as chairman of the Compensation Committee and $65,000 for serving on the Conflicts Committee.

Each non-employee director has also entered into an Indemnification Agreement with the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of the end of the fiscal year 2013 with respect to securities that may be issued under the Company's equity compensation plans, which are comprised of the Eagle Bulk Shipping Inc. 2011 Equity Incentive Plan, or the 2011 Plan, the 2009 Plan, and the 2005 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options, warrants (b)	Number of securities remaining available forfuture issuance under equity compensation plan (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	1,727,667	9.14	424,970(1)
Equity compensation plans not approved by security holders	none

(1)  Includes 424,970 shares of the Company's common stock available for issuance pursuant to various types of awards under the 2009 Plan, including awards of restricted stock, in addition to, or in lieu of, options, warrants or rights. There are no remaining shares available for issuance under the 2005 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company's voting common stock as of March 31, 2014 of:

•	each person, group or entity known to the Company to beneficially own more than 5% of our stock;

•	each of our Directors and Director nominees;

•	each of our Named Executive Officers; and

•	all of our Directors and executive officers as a group.

As of the March 31, 2014, a total of 16,902,213 shares of common stock were outstanding. Each share of common stock is entitled to one vote on matters on which common shareholders are eligible to vote.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of that security, or "investment power," which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Ownership of Common Stock

	Shares Beneficially Owned (2)
Name (1)	Number	Percentage
Sophocles N. Zoullas (3)	926,627	5.48%
Joseph M. Cianciolo (4)	6,917	*
David B. Hiley (5)	5,833	*
Douglas P. Haensel (6)	5,417	*
Jon Tomasson (7)	5,417	*
Thomas B. Winmill	-	*
Alexis P. Zoullas (8)	270,973	1.60%
Adir Katzav (9)	100,517	*
All Current Directors and Executive Officers as a group (8 persons)	1,321,701	7.82%
Dimensional Fund Advisors LP (10)	996,478	5.90%
____________________
* Percentage less than 1% of class.

(1)	Unless otherwise indicated, the business address of each beneficial owner identified is 477 Madison Avenue, New York, New York, 10022.

(2)
Based on a total of 16,902,213 shares of common stock outstanding as of March 31, 2014. Shares subject to options that are exercisable presently or within 60 days of March 31, 2014 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.

(3)
Mr. Sophocles N. Zoullas's beneficial ownership represents 370,377 shares of our common stock and options that are exercisable to purchase 556,250 shares of our common stock granted under the Eagle Bulk Shipping Inc. Stock Incentive Plans.

(4)
Mr. Cianciolo's beneficial ownership represents 1,250 shares granted as restricted stock awards under the Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan and options to purchase 5,417 shares of our common stock granted under the Eagle Bulk Shipping Inc. Stock Incentive Plans.  Mr. Cianciolo may also be deemed to be the beneficial owner of 250 shares of our common stock purchased in the open market.

(5)
Mr. Hiley's beneficial ownership represents 1,250 shares granted as restricted stock awards under the Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan and options to purchase 4,583 shares of our common stock granted under the Eagle Bulk Shipping Inc. Stock Incentive Plans, all 4,583 of which are currently exercisable.

(6)
Mr. Haensel's beneficial ownership represents 1,250 shares granted as restricted stock awards under the Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan and options to purchase 4,166 shares of our common stock granted under the Eagle Bulk Shipping Inc. Stock Incentive Plans, all 4,166 of which are currently exercisable.

(7)
Mr. Tomasson's beneficial ownership represents 1,250 shares granted as restricted stock awards under the Eagle Bulk Shipping Inc. 2005 Stock Incentive Plan and options to purchase 4,166 shares of our common stock granted under the Eagle Bulk Shipping Inc. Stock Incentive Plans, all 4,166 of which are currently exercisable.

(8)
Mr. Alexis P. Zoullas's beneficial ownership represents 66,807 shares of our common stock and options that are exercisable to purchase 204,166 shares of our common stock granted under the Eagle Bulk Shipping Inc. Stock Incentive Plans.

(9)
Mr. Katzav's beneficial ownership represents 10,517 shares of our common stock and options that are exercisable to purchase 90,000 shares of our common stock granted under the Eagle Bulk Shipping Inc. Stock Incentive Plans.

(10)
Information is based on a Schedule 13G filed by Dimensional Fund Advisors LP on February 10, 2014. The Schedule 13G reports that Dimensional Fund Advisors LP has sole voting over 970,554 shares of the Company's common stock and dispositive power over 996,478 shares of the Company's common stock and no shared voting or dispositive power. According to the Schedule 13G, all 996,478 shares are owned by four investment companies registered under the Investment Company Act of 1940 to which Dimensional Fund Advisors LP furnishes investment advice and by certain other commingled group trusts and separate accounts to which Dimensional Fund Advisors LP serves as investment manager. Dimensional Fund Advisors LP lists its address as Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

Item 13. Certain Relationships and Related Transactions

Related Person Transaction Approval Policy

It is the Company's policy to enter into or ratify "Related Person Transactions" only when the Board of Directors, acting through the Audit Committee or another independent committee established by the Board of Directors, determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders. A "Related Person Transaction" is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company is, was or will be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for fiscal years 2013 and 2012, and in which any "Related Person" (as defined in relevant SEC rules) had, has or will have a direct or indirect material interest. A Related Person Transaction includes, but is not limited to, situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to Related Persons on an arm's length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. The transactions discussed below were entered into in accordance with the terms of the Company's Related Persons Transactions policy.

On August 4, 2009, the Company entered into a management agreement (the "Management Agreement") with Delphin Shipping LLC ("Delphin"), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, KEP VI, LLC and the Company's Chief Executive Officer, Sophocles Zoullas. During our fiscal year ended December 31, 2013 and 2012, we provided commercial and technical management services to Delphin resulting in revenues to us of $2,180,088 and $2,180,088, respectively. The advanced balance received from Delphin on account for the management of its vessels as of December 31, 2013 amounted to $785,357. The total reimbursable expenses for the periods ended December 31, 2013, and 2012 amounted to $457,440 and $430,961, respectively. The balance due from Delphin as of December 31, 2013 amounted to $5,068. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Item 14. Principal Accountant Fees and Services

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2012 and 2011, for professional services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of the Company's annual financial statements and for audit-related services, tax services and all other services, as applicable.

Type of Fees	2013	2012
Audit Fees	$695,600	$802,700
Tax Fees	$29,500	$28,300

Total	$725,100	$831,000

Audit fees for fiscal years 2013 and 2012 include professional services rendered by PwC for the integrated audit of the company's consolidated financial statements and the company's internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, for review of the company's interim consolidated quarterly financial statements included in the company's quarterly reports on Form 10-Q and services that are normally provided by PwC in connection with regulatory filings in 2012.

Tax fees for fiscal years 2013 and 2012 related to tax planning and tax compliance services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)      Documents filed as part of this Annual Report on Form 10-K

1.	Consolidated Financial Statements: Previously included in the Original Filing.

2.	Consolidated Financial Statement Schedule: Previously included in the Original Filing.

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

10.14	Form of Indemnification Agreement entered into between Eagle Bulk Shipping Inc. and certain directors, officers and employees.*
10.15
Amendment No. 1 to Waiver and Forbearance Agreement entered into between Eagle Bulk Shipping Inc. and certain lenders under its Fourth Amended and Restated Credit Agreement, dated April 15, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on April 15, 2014.

10.16
Amendment No. 2 to Waiver and Forbearance Agreement entered into between Eagle Bulk Shipping Inc. and certain lenders under its Fourth Amended and Restated Credit Agreement, dated April 30, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on April 30, 2014.

14.1
Eagle Bulk Shipping Inc. Code of Ethics, incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc. for the fiscal year ended December 31, 2012, filed with the SEC on March 31, 2013.

21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP*
23.2	Consent of Seward & Kissel LLP*
23.3	Consent of PricewaterhouseCoopers LLP*
31.1	Rule 13a-14(d) / 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Principal Financial Officer*
101.
The following materials from Eagle Bulk Shipping Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statement of Comprehensive (loss) Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements*

*  Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Sophocles Zoullas
Name: Sophocles Zoullas
Title: Chief Executive Officer

April 30, 2014

16