Form 10-Q
period 2014-03-31
Eagle Bulk Shipping Inc.
filed 2014-05-15
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Common Stock, par value $0.01 per share, 16,902,213 shares outstanding as of May 15, 2014.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$19,827,606	$19,682,724
Accounts receivable, net	13,721,595	11,197,101
Prepaid expenses	7,818,159	5,501,081
Inventories	6,735,101	9,610,272
Investment	11,715,793	13,817,439
Other assets	4,495,176	2,122,574
Total current assets	64,313,430	61,931,191
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated, depreciation of $407,926,586 and $389,545,066, respectively	1,621,173,848	1,639,555,368
Other fixed assets, net of accumulated amortization of $606,976 and $574,532, respectively	349,394	361,306
Restricted cash	66,243	66,243
Deferred drydock costs	4,033,139	3,826,685
Deferred financing costs	14,262,767	16,278,544
Other assets	1,323,515	1,394,964
Total noncurrent assets	1,641,208,906	1,661,483,110
Total assets	$1,705,522,336	$1,723,414,301

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	4,618,061	$6,422,306
Accrued interest	152,139	153,885
Other accrued liabilities	7,731,467	6,211,224
Unearned charter hire revenue	4,855,641	5,387,844
Term loans	1,129,478,741	1,129,478,741
Payment-in-kind loans	51,903,212	44,565,437
Total current liabilities	1,198,739,261	1,192,219,437
Total liabilities	1,198,739,261	1,192,219,437
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 16,902,213 and 16,783,071 shares issued and outstanding, respectively	169,020	167,828
Additional paid-in capital	767,102,359	766,823,808
Retained earnings (net of accumulated dividends declared of $262,118,388 as of March 31, 2014 and December 31, 2013, respectively)	(258,386,658)	(235,796,772)
Accumulated other comprehensive loss	(2,101,646)	-
Total stockholders' equity	506,783,075	531,194,864
Total liabilities and stockholders' equity	$1,705,522,336	$1,723,414,301

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenues, net of commissions	$45,795,391	$72,222,353

Voyage expenses	3,837,278	8,204,657
Vessel expenses	22,577,518	20,494,412
Depreciation and amortization	19,077,813	18,936,577
General and administrative expenses	3,122,933	3,116,337
Gain on time charter agreement termination	—	(3,331,692)
Total operating expenses	48,615,542	47,420,291

Operating income (loss)	(2,820,151)	24,802,062

Interest expense	19,773,619	20,539,035
Interest income	(3,884)	(64,170)
Other expense	—	2,952,927
Total other expense, net	19,769,735	23,427,792

Net income (loss)	$(22,589,886)	$1,374,270

Weighted average shares outstanding:
Basic	17,080,190	16,966,070
Diluted	17,080,190	16,966,070

Per share amounts:
Basic net income (loss)	$(1.32)	$0.08
Diluted net income (loss)	$(1.32)	$0.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net income (loss)	$(22,589,886)	$1,374,270

Other comprehensive income (loss):
Change in unrealized loss on investment	(2,101,646)	(2,187,318)
Realized loss on investment	—	2,952,927
Net unrealized gain on derivatives	—	823,222
Total other comprehensive income (loss)	(2,101,646)	1,588,831

Comprehensive Income/(loss)	$(24,691,532)	$2,963,101

The accompanying notes are an integral part of these Consolidated Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Common shares	Common shares amount	Additional paid-in capital	Net Loss	Accumulated deficit	Other comprehensive income (loss)	Total stockholders’ equity

Balance at December 31, 2013	16,783,071	$167,828	$766,823,808		$(235,796,772)	—	$531,194,864
Net Loss	—	—	—	$(22,589,886)	(22,589,886)	—	(22,589,886)
Change in unrealized gain on investment	—	—	—	—	—	$(2,101,646)	(2,101,646)
Exercise of Warrants	119,142	1,192	(1,192)	—	—	—	—
Non-cash compensation	—	—	279,743	—	—	—	279,743
Balance at March 31, 2014	16,902,213	$169,020	$767,102,359		$(258,386,658)	$(2,101,646)	$506,783,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(22,589,886)	$1,374,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Items included in net income (loss) not affecting cash flows:
Depreciation	18,413,964	18,515,090
Amortization of deferred drydocking costs	663,849	421,487
Amortization of deferred financing costs	2,015,777	2,075,338
Amortization of fair value below contract value of time charter acquired	—	(10,280,559)
Payment-in-kind interest on debt	7,337,775	7,174,028
Investment and other current asset	—	(4,925,953)
Realized loss from investment	—	2,952,927
Gain on time charter agreement termination	—	(3,331,692)
Non-cash compensation expense	279,743	1,955,391
Drydocking expenditures	(870,303)	(681,628)
Changes in operating assets and liabilities:
Accounts receivable	(2,524,494)	(1,451,069)
Other assets	(2,301,153)	(724,321)
Prepaid expenses	(2,317,078)	(710,477)
Inventories	2,875,171	(636,185)
Accounts payable	(1,804,245)	(2,092,635)
Accrued interest	(1,746)	(1,383,205)
Accrued expenses	1,520,243	(3,429,333)
Deferred revenue	—	(3,766,412)
Unearned revenue	(532,203)	193,777
Net cash provided by operating activities	165,414	1,248,839

Cash flows from investing activities:
Vessel improvements	—	(49,994)
Purchase of other fixed assets	(20,532)	—
Net cash used in investing activities	(20,532)	(49,994)

Cash flows from financing activities:
Deferred financing costs	—	(48,000)
Net cash used in financing activities	—	(48,000)

Net increase in cash	144,882	1,150,845
Cash at beginning of period	19,682,724	18,119,968
Cash at end of period	$19,827,606	$19,270,813

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

The Company is a holding company incorporated in 2005 under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares or limited liability company interests of its subsidiaries. The primary activity of each of the subsidiaries, other than the Company’s management subsidiaries, is the ownership of a vessel. The operations of the vessels are managed by a wholly-owned subsidiary of the Company, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company.

As of March 31, 2014, the Company owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 6.9 years.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

	% of Consolidated Charter Revenue
	Three Months Ended
Charterer	March 31, 2014	March 31, 2013
Charterer A	-	44.5%
Charterer B	13.3%	11.9%
Charterer C	16.0%	-

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission (“SEC”) which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 31, 2014.

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

Liquidity

As further described in Note 4, the Fourth Amended and Restated Credit Facility (as defined in Note 4 and also referred to herein as the “Credit Agreement”), the Company has financial covenants that began in 2013 and become increasingly restrictive each quarter. The covenants are primarily driven by the calculation of EBITDA for the trailing twelve month periods, which is driven by charter hire rates. In order to remain in compliance with our covenants, charter hire rates must increase over time. However, charter hire rates have been volatile and were driven down during the recession. Despite relatively low charter hire rates in 2013, the Company met all of its covenants in 2013, other than the maximum leverage ratio at December 31, 2013. That ratio was exceeded primarily due to a recognized loss of $8.2 million on the Company’s shares of Korea Lines Corporation (“KLC”) during the fourth quarter of 2013, as further described below under “Korean Line Corporation”. The Company also believes that it will fail to meet both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at their respective compliance measurement dates throughout each measurement date in 2014, including for the period ended March 31, 2014 and thereafter.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers expire on June 30, 2014 and do not cover prospective violations for any covenant measurement date or period after March 31, 2014.

Under the terms of the Waivers, the Lenders agreed to waive until June 30, 2014 certain potential events of default, subject to the Company's compliance with the terms, conditions and milestones as set forth in the Waiver. On April 15, 2014, the Company and the Lenders entered into Amendment No. 1 to the Waiver to facilitate continued discussions between the Company and its Lenders. Pursuant to the Amendment, the milestone requiring the Company and the Majority Lenders (as defined below) to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement (a "Restructuring") and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms has been extended from April 15, 2014 to April 30, 2014.

On April 30, 2014, the Company and the Lenders entered into Amendment No. 2 to the Waiver to facilitate continued discussions between the Company and its Lenders.  Pursuant to the Amendment, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement (a "Restructuring") and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms has been extended from April 30, 2014 to May 15, 2014. To facilitate continuing discussions with the lenders, the Company expects to enter into a third amendment to the Waiver to extend the deadline to the above mentioned milestones until May 31, 2014.

The Waiver remains in effect on substantially the same terms and conditions, with certain modifications as set forth in the Amendment. The Waivers are subject to the Company’s compliance with the terms, conditions and milestones as set forth in the Waivers, including, but not to limited to the following: (i) the Company must reach an agreement on or before May 15, 2014 with lenders, collectively holding more than 66.67% of the revolving and term loans outstanding under the Credit Agreement (the “Majority Lenders”), on the terms of the Restructuring and (ii) the Company and the Majority Lenders must execute a binding restructuring support agreement or similar agreement documenting such agreed-upon restructuring terms (a “Restructuring Support Agreement”), including milestones for the commencement, implementation and closing of the Restructuring. In addition, no event of default may occur under the Restructuring Support Agreement once agreed. Furthermore, no Event of Default (as defined in the Credit Agreement) may occur other than the potential events of default specifically waived pursuant to the Waiver and the terms of any Restructuring Support Agreement. There can be no assurance that the Company will be able to comply with such terms, conditions and milestones, particularly those that are outside of the Company’s exclusive control. If the Company cannot comply with such terms and reach an agreement with the Majority Lenders in the time frames provided, our lenders could accelerate our indebtedness and foreclose their liens on our vessels, which causes us to conclude that there is substantial doubt about our ability to continue as a going concern.

The Company continues to have discussions with representatives of the Lenders pursuant to the Waivers. Although there can be no assurance that the Company will be able to reach an agreement with the Lenders regarding the terms of a Restructuring, it is expected that any Restructuring transaction would be costly to obtain and would be substantially dilutive to the Company’s current shareholders, driving down price per outstanding share substantially.

As we would have been in default of the maximum leverage ratio at December 31, 2013 and with both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at March 31, 2014 in the absence of the receipt of a waiver and it is probable that without further waivers or modifications to the Credit Agreement that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014, we have classified our debt as current at December 31, 2013 and March 31, 2014.

The Company’s Credit Agreement is described further in Note 4 below.

Korea Line Corporation

Since January 2011, Korea Lines Corporation (“KLC”), one of our charterers, has been operating under protective receivership in Seoul, South Korea. Since the fourth quarter of 2011, KLC had not been performing in accordance with the $17,000 per vessel per day shortfall arrangement on 13 of our vessels. As a result we were not recording revenue associated with those amounts owed during prior year periods as collectability was not assured.

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

On March 28, 2013, the Korean court approved an amendment to the KLC termination agreement after receiving a favorable vote from the concerned parties. The amendment included a 1 to 15 reduction to the number of KLC common shares outstanding at that date and also reduced our long-term receivable by 90%, substituting that portion of the commitment with 538,751 additional common shares of KLC to be issued to the Company at a date to be determined in the second quarter of 2013. We evaluated the fair value of the additional KLC common shares to be issued and the impact to our long-term receivable and determined that the aggregate value exceeded the carrying value of our long-term note receivable recorded in January of 2013; therefore, we did not have a loss on that transaction. Under our accounting policy, and in accordance with U.S. GAAP, any gain on that transaction should be recorded upon settlement. As 90% of the long-term note receivable was paid in equity in the second quarter of 2013, we reclassified that portion as a current asset in the “Investment” line of our balance sheet at March 31, 2013. We considered the March 28, 2013 decision by KLC to dilute the value of previously issued KLC shares to be a triggering event requiring the evaluation of whether a permanent decrease in value had occurred. We determined that a permanent decrease in value had occurred and as of March 31, 2013, we recognized the change in the fair value of our existing KLC shares as other-than-temporary and recorded in other expense a loss of approximately $3.0 million.

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

As of September 30, 2013 and December 31, 2013, the change in the fair value of our KLC investment was considered as other-than-temporary, and therefore the Company recorded a non-cash impairment loss of $7.3 million and $8.2 million in other expense in the third and fourth quarters of 2013, respectively.

The KLC stock held by the Company is designated as available-for-sale and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. As of March 31, 2014, the fair value of the remaining 566,529 KLC shares held by the Company was $11.7 million.

Note 2. New Accounting Pronouncements

In April 2014, the FASB issued an update Accounting Standards Update for Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, Presentation of Financial Statements, and Property Plant and Equipment. Under this new guidance only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the new guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The Company does not expect a material impact on the Company’s consolidated financial statements as a result of the adoption of this standard.

Note 3. Vessels

Vessel and Vessel Improvements

At March, 2014, the Company’s operating fleet consisted of 45 dry bulk vessels.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2013	$1,639,555,368
Depreciation Expense	(18,381,520)
Vessels and Vessel Improvements, at March 31, 2014	$1,621,173,848

Note 4. Debt

Debt consists of the following:

	March 31, 2014	December 31, 2013
Term Loans	$1,129,478,741	$1,129,478,741
Payment-in-kind loans	51,903,212	44,565,437
Total debt	$1,181,381,953	$1,174,044,178

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of March 31, 2014 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $51,903,212 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Agreement, the Company recorded $11,829,673 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

In addition, the Fourth Amended and Restated Credit Agreement replaced the previously existing financial covenants and substituted them with new covenants, which requires the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement) on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013, of 13.9:1, December 31, 2013, of 12.3:1, March 31, 2014 of 10.6:1, June 30, 2014 of 9.2:1, September 30, 2014 of 8.5:1, December 31, 2014 of 8.1:1, March 31, 2015 of 7.8:1, June 30, 2015 of 7.6:1, September 30, 2015 of 7.5:1, and December 31, 2015 of 7.3:1 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017; (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013, of 130%, September 30, 2013, of 140%, December 31, 2013, of 160%, March 31, 2014 of 180%, June 30, 2014 of 200%, September 30, 2014 of 210%, December 31, 2014 of 220%, March 31, 2015 of 220%, June 30, 2015 of 220%, September 30, 2015 of 220%, and December 31, 2015 of 220% and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017; (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes; and (iv) maintain a maximum collateral coverage ratio, commencing in the quarterly period ending September 30, 2014, of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017. Refer to Note 1 - General Information- Liquidity for further information regarding compliance with our covenants.

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

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers expire on June 30, 2014 and do not cover prospective violations for any covenant measurement date or period after March 31, 2014.

Under the terms of the Waivers, the Lenders agreed to waive until June 30, 2014 certain potential events of default, subject to the Company's compliance with the terms, conditions and milestones as set forth in the Waiver. On April 15, 2014, the Company and the Lenders entered into Amendment No. 1 to the Waiver to facilitate continued discussions between the Company and its Lenders. Pursuant to the Amendment, the milestone requiring the Company and the Majority Lenders (as defined below) to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement (a "Restructuring") and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms has been extended from April 15, 2014 to April 30, 2014.

On April 30, 2014, the Company and the Lenders entered into Amendment No. 2 to the Waiver to facilitate continued discussions between the Company and its Lenders.  Pursuant to the Amendment, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement (a "Restructuring") and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms has been extended from April 30, 2014 to May 15, 2014. To facilitate continuing discussions with the lenders, the Company expects to enter into a third amendment to the Waiver to extend the deadline to the above mentioned milestones until May 31, 2014.

The Waiver remains in effect on substantially the same terms and conditions, with certain modifications as set forth in the Amendment. The Waivers are subject to the Company’s compliance with the terms, conditions and milestones as set forth in the Waivers, including, but not to limited to the following: (i) the Company must reach an agreement on or before May 15, 2014 with lenders, collectively holding more than 66.67% of the revolving and term loans outstanding under the Credit Agreement (the “Majority Lenders”), on the terms of the Restructuring and (ii) the Company and the Majority Lenders must execute a binding restructuring support agreement or similar agreement documenting such agreed-upon restructuring terms (a “Restructuring Support Agreement”), including milestones for the commencement, implementation and closing of the Restructuring. In addition, no event of default may occur under the Restructuring Support Agreement once agreed. Furthermore, no Event of Default (as defined in the Credit Agreement) may occur other than the potential events of default specifically waived pursuant to the Waiver and the terms of any Restructuring Support Agreement. There can be no assurance that the Company will be able to comply with such terms, conditions and milestones, particularly those that are outside of the Company’s exclusive control. If the Company cannot comply with such terms and reach an agreement with the Majority Lenders in the time frames provided, our lenders could accelerate our indebtedness and foreclose their liens on our vessels, which causes us to conclude that there is substantial doubt about our ability to continue as a going concern.

The Company continues to have discussions with representatives of the Lenders pursuant to the Waivers. Although there can be no assurance that the Company will be able to reach an agreement with the Lenders regarding the terms of a Restructuring, it is expected that any Restructuring transaction would be costly to obtain and would be substantially dilutive to the Company’s current shareholders, driving down price per outstanding share substantially.

As we would have been in default of the maximum leverage ratio at December 31, 2013 and with both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at March 31, 2014 in the absence of the receipt of a waiver and it is probable that without further waivers or modifications to the Credit Agreement that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014, we have classified our debt as current at December 31, 2013 and March 31, 2014. Refer to Note 1 – General Information- Liquidity for additional information.

Our obligations under the Fourth Amended and Restated Credit Agreement are secured by a first priority mortgage on each of the vessels in our fleet, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to our vessels. The Fourth Amended and Restated Credit Agreement also limits our ability to create liens on our assets in favor of other parties.

For the three months ended March 31, 2014, interest rates on the outstanding debt ranged from 3.73% to 3.61%, including a margin of 3.50% over LIBOR. The weighted average effective interest rate for the three months ended March 31, 2014, was 3.65%.

Interest Expense, inclusive of the PIK loans, consisted of:

	Three Months Ended
	March 31, 2014	March 31, 2013
Loan Interest	$17,757,842	$18,463,697
Amortization of Deferred Financing Costs	2,015,777	2,075,338
Total Interest Expense	$19,773,619	$20,539,035

Interest paid, exclusive of the PIK loans, in the three-month periods ended March 31, 2014 and 2013 amounted to $10,421,812 and $12,672,875, respectively.

Note 5. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

Historically, the Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company pays fixed rate interest and receives floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. As of March 31, 2014 and December 31, 2013, the Company did not have any open positions and no fair value for interest rate swaps is reflected in the accompany balance sheets.

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”), bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and/or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of March 31, 2014 and December 31, 2013, the Company did not have any open positions and no fair value for derivative instruments is reflected in the accompany balance sheets.

Tabular disclosure of derivatives location

No portion of the cash flow hedges shown below was ineffective during the period ended March 31, 2014. The effect of cash flow hedging relationships on the balance sheets as of March 31, 2014 and December 31, 2013, and the statement of operations for the periods ended March 31, 2014 and 2013 are as follows:

The effect of derivative instruments on statements of operations:

	Effective Portion of Loss Reclassified from Accumulated Other Comprehensive Loss
		Three Months Ended
	Location of Gain (Loss) Recognized	March 31, 2014	March 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	Interest expense	$—	$(868,289)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined by the terms of the respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of March 31, 2014 and December 31, 2013, the Company had no outstanding amounts paid as collateral related to the derivative fair value positions.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$11,715,793	—	—	$13,817,439		—

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

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $10,708 and $10,315 per vessel during the three months ended March 31, 2014 and 2013, respectively.

Other Commitments

On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to deliver in October 2014 for seven years with an option for an additional one year. The hire rate for the first to seventh year is $13,500 per day and $13,750 per day for the eighth year option. The Company has options to purchase the vessel starting at the end of the fifth year.

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

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. Total management fees for the periods ended March 31, 2014 and 2013 amounted to $545,022 and $545,022, respectively. The advanced balance received from Delphin on account for the management of its vessels as of March 31, 2014 amounted to $786,844. The total reimbursable expenses for the periods ended March 31, 2014 and 2013 amounted to $37,279 and $75,454, respectively. The balance due from Delphin as of March 31, 2014 amounted to $4,984. The balance due mainly consists of reimbursable expenses.

Note 8. Earnings (Loss) Per Common Share

The computation of basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the period ended March 31, 2014, includes the weighted average underlying Warrant Shares issuable upon exercise of the 177,783 warrants at the exercise price of $0.01 per share. In accordance with U.S. GAAP, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net income (loss) per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of March 31, 2014, does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive. Diluted net income per share as of March 31, 2013, does not include 345,331 restricted stock units and 1,908,371 stock options as their effect was anti-dilutive.

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income (loss)	$(22,589,886)	$1,374,270
Weighted Average Shares – Basic	17,080,190	16,966,070
Dilutive effect of stock options and restricted stock units	—	—
Weighted Average Shares - Diluted	17,080,190	16,966,070
Basic Earnings (loss) Per Share	$(1.32)	$0.08
Diluted Earnings (loss) Per Share	$(1.32)	$0.08

Note 9. Stock Incentive Plans

2011 Equity Incentive Plan. In November 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of affording an incentive to eligible persons. The 2011 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2011 Plan is administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2011 Plan. The shares reserved for issuance under the 2011 Plan did not adjust in accordance with the 1 for 4 reverse stock split that occur in May 2012. However, the 2011 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2011 Plan that no options granted under the plan would, in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable.

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

As of March 31, 2014, RSUs covering a total of 123,667 of the Company’s shares are outstanding. The restricted stock units (“RSUs”) vest ratably between three to five years. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSUs are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the three months ended March 31, 2014 and 2013, the amortization charge was $124,891 and $1,614,720, respectively. The remaining expense for each of the year ending 2014 will be $392,149

As of March 31, 2014 and December 31, 2013, options covering 1,727,667 of the Company’s common shares are outstanding with exercise prices ranging from $3.34 to $87.52 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management under the 2005 Plan and 2009 Plan vest and become exercisable over three years. The options granted to members of its management under the 2011 Plan vest in four equal annual installments beginning on the grant date. All options expire between five to ten years from the date of grant. For the three months ended March 31, 2014 and 2013, the Company has recorded a non-cash compensation charge from stock options of $154,852 and $340,671, respectively. The remaining expense for each of the years ending 2014 and 2015 will be $277,459 and $123,032 respectively.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Stock Option Plans	$154,852	$340,671
Restricted Stock Grants	124,891	1,614,720
Total Non-cash compensation expense	$279,743	$1,955,391

As of March 31, 2014, Dividend Equivalent Rights Awards (“DERs”) equivalent to 147,667 of the Company’s common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. For the three months ended March 31, 2014 and 2013, no compensation expenses were recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended March 31, 2014 and 2013. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2013, which were included in our Form 10-K, filed with the Securities and Exchange Commission on March 31, 2014

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to enter into a Restructuring transaction. The foregoing is not a complete list of all forward-looking statements we make. Forward-looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel newbuilding orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures, (xi) the outcome of legal proceeding in which we are involved; (xii) our ability to complete the restructuring required under the recently negotiated Waivers under our Credit Agreement; and (xiii) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

As of March 31, 2014, we owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 6.9 years.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers expire on June 30, 2014 and do not cover prospective violations for any covenant measurement date or period after March 31, 2014.

Under the terms of the Waivers, the Lenders agreed to waive until June 30, 2014 certain potential events of default, subject to the Company's compliance with the terms, conditions and milestones as set forth in the Waiver. On April 15, 2014, the Company and the Lenders entered into Amendment No. 1 to the Waiver to facilitate continued discussions between the Company and its Lenders. Pursuant to the Amendment, the milestone requiring the Company and the Majority Lenders (as defined below) to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement (a "Restructuring") and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms has been extended from April 15, 2014 to April 30, 2014.

On April 30, 2014, the Company and the Lenders entered into Amendment No. 2 to the Waiver to facilitate continued discussions between the Company and its Lenders.  Pursuant to the Amendment, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement (a "Restructuring") and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms has been extended from April 30, 2014 to May 15, 2014. To facilitate continuing discussions with the lenders, the Company expects to enter into a third amendment to the Waiver to extend the deadline to the above mentioned milestones until May 31, 2014.

The Waiver remains in effect on substantially the same terms and conditions, with certain modifications as set forth in the Amendment. The Waivers are subject to the Company’s compliance with the terms, conditions and milestones as set forth in the Waivers, including, but not to limited to the following: (i) the Company must reach an agreement on or before May 15, 2014 with lenders, collectively holding more than 66.67% of the revolving and term loans outstanding under the Credit Agreement (the “Majority Lenders”), on the terms of the Restructuring and (ii) the Company and the Majority Lenders must execute a binding restructuring support agreement or similar agreement documenting such agreed-upon restructuring terms (a “Restructuring Support Agreement”), including milestones for the commencement, implementation and closing of the Restructuring. In addition, no event of default may occur under the Restructuring Support Agreement once agreed. Furthermore, no Event of Default (as defined in the Credit Agreement) may occur other than the potential events of default specifically waived pursuant to the Waiver and the terms of any Restructuring Support Agreement. There can be no assurance that the Company will be able to comply with such terms, conditions and milestones, particularly those that are outside of the Company’s exclusive control. If the Company cannot comply with such terms and reach an agreement with the Majority Lenders in the time frames provided, our lenders could accelerate our indebtedness and foreclose their liens on our vessels, which causes us to conclude that there is substantial doubt about our ability to continue as a going concern.

The Company continues to have discussions with representatives of the Lenders pursuant to the Waivers. Although there can be no assurance that the Company will be able to reach an agreement with the Lenders regarding the terms of a Restructuring, it is expected that any Restructuring transaction would be costly to obtain and would be substantially dilutive to the Company’s current shareholders, driving down price per outstanding share substantially.

As we would have been in default of the maximum leverage ratio at December 31, 2013 and with both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at March 31, 2014 in the absence of the receipt of a waiver and it is probable that without further waivers or modifications to the Credit Agreement that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014, we have classified our debt as current at December 31, 2013 and March 31, 2014. Refer to Note 1 – General Information- Liquidity for additional information.

We maintain our principal executive offices at 477 Madison Avenue, New York, New York 10022. Our telephone number at that address is (212) 785-2500. Our website address is www.eagleships.com. Information contained on or accessible through our website does not constitute part of this Quarterly Report.

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: the Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over Panamax and Capesize vessels;

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of March 31, 2014:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Mar 2015	Pool (5)

Bittern	2009	57,809	Mar 2015	Pool (5)

Canary	2009	57,809	Jan 2015	Pool (5)

Cardinal	2004	55,362	Apr 2014 to May 2014	$12,000(2)

Condor	2001	50,296	Sep 2014 to Nov 2014	$13,500

Crane	2010	57,809	Mar 2015	Pool (5)

Crested Eagle	2009	55,989	Apr 2014	Drydock(6)

Crowned Eagle	2008	55,940	Dec 2014 to May 2015	Index(3)

Egret Bulker	2010	57,809	Dec 2014	Pool (5)

Falcon	2001	50,296	Aug 2014 to Oct 2014	$11,700

Gannet Bulker	2010	57,809	Apr 2014 to Jun 2014	$10,650

Golden Eagle	2010	55,989	Apr 2014 to May 2014	$12,000(2)

Goldeneye	2002	52,421	Apr 2014	$9,600(2)

Grebe Bulker	2010	57,809	Nov 2014	Pool (5)

Harrier	2001	50,296	Apr 2014	$10,000(2)

Hawk I	2001	50,296	Nov 2014 to Apr 2015	Index(3)

Ibis Bulker	2010	57,775	Dec 2014	Pool (5)

Imperial Eagle	2010	55,989	Jul 2014 to Nov 2014	Index (3)

Jaeger	2004	52,248	Apr 2014	$20,000(2)

Jay	2010	57,802	Apr 2014	$11,000(2)

Kestrel I	2004	50,326	May 2014	Voyage(2)

Kingfisher	2010	57,776	Mar 2015	Pool (5)

Kite	1997	47,195	Apr 2014	$14,500(2)

Kittiwake	2002	53,146	Apr 2014	$15,000(2)

Martin	2010	57,809	Oct 2014	Pool (5)

Merlin	2001	50,296	Jul 2014 to Sep 2014	$11,500

Nighthawk	2011	57,809	Dec 2014	Pool (5)

Oriole	2011	57,809	May 2014	$11,000

Osprey I	2002	50,206	Apr 2014	$10,000(2)

Owl	2011	57,809	Apr 2014 to May 2014	$13,150(2)

Peregrine	2001	50,913	Apr 2014	$13,750(2)

Petrel Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Puffin Bulker	2011	57,809	May 2014 to Sep 2014	$17,650(4) (with 50% profit share over $20,000)

Redwing	2007	53,411	Apr 2014 to Jun 2014	$13,500(2)

Roadrunner Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Sandpiper Bulker	2011	57,809	Aug 2014 to Dec 2014	$17,650(4) (with 50% profit share over $20,000)

Shrike	2003	53,343	Apr 2014 to Jun 2014	$14,000(2)

Skua	2003	53,350	Aug 2014 to Oct 2014	$12,500

Sparrow	2000	48,225	Apr 2014 to May 2014	$14,000(2)

Stellar Eagle	2009	55,989	Apr 2014	Drydock(6)

Tern	2003	50,200	Apr 2014 to May 2014	$11,500(2)

Thrasher	2010	53,360	Oct 2014 to Jan 2015	Index(3)

Thrush	2011	53,297	Jan 2015	Pool (5)

Woodstar	2008	53,390	Apr 2014 to May 2014	$11,500(2)

Wren	2008	53,349	Apr 2014 to May 2014	$8,500(2)

(1)

The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 5.00%, to third party ship brokers.

(2)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months or a spot voyage.
(3)	Index, an average of the trailing Baltic Supramax Index.
(4)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.
(5)	These vessels are operating in a dry bulk pool for a period between 10 to 14 months.
(6)	Upon conclusion of the drydocking the vessel will commence a short term charter for up to six months.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate, obtain financing and insurance for, the purchase and sale of vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. We have established an in-house technical management function and engage a third party technical manager that performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of sixty three shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provides the following services:

•     commercial operations and technical supervision;

•     safety monitoring;

•     vessel acquisition; and

•     financial, accounting and information technology services.

Technical Management

The technical management of a portion of our fleet is provided by our unaffiliated third party technical manager, V.Ships Limited, that we believe is one of the world's largest providers of independent ship management and related services. During the 2013 fiscal year we transferred all the vessels historically managed by Anglo Eastern International Ltd. to our in-house technical management. We established in-house technical management capabilities, through which we provide technical management services to a majority of our vessels, in addition to establishing a vessel management bench-mark with V.Ships Limited, the external technical manager. We review the performance of the technical manager on an annual basis and may add or change technical managers.

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

Our third-party technical manager is paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended March 31, 2014 and 2013, the technical management fee averaged $10,708 and $10,315 per vessel per month, respectively. Management fees paid to our third-party technical manager is recorded under Vessel Expenses.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our interim unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and fair value of derivative and warrants and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim unaudited consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

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

Results of Operations for the three month periods ended March 31, 2014 and 2013:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended
	March 31, 2014	March 31, 2013
Ownership Days	4,050	4,050
Available Days	3,995	4,030
Operating Days	3,937	3,992
Fleet Utilization	98.5%	99.1%

In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations.

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

•              Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three-month periods ended March 31, 2014, the Company completed drydocking one vessel while two other vessels were still in drydocking as of March 31, 2014. During the three-month periods ended March 31, 2013, the Company drydocked one vessel.

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

Revenues

Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Gross time and voyage charter revenues in the quarter ended March 31, 2014 were $47,860,462, compared with $73,618,991 recorded in the comparable quarter in 2013. The decrease in revenue is attributable to the settlement agreement with KLC, pursuant to which the Company recognized revenue of approximately $32.8 million in the quarter ended March 31, 2013, offset by higher charter rates earned by the fleet in the quarter ended March 31, 2014. Gross revenues recorded in the quarter ended March 31, 2013, included $10,280,559 relating to the non-cash amortization of fair value below contract value of time charters acquired of which $10,106,247 relates to the KLC settlement agreement in the quarter ended March 31, 2013. Brokerage commissions incurred on revenues earned in the quarter ended March 31, 2014 and 2013 were $2,065,071 and $1,396,638, respectively. Net revenues during the quarter ended March 31, 2014 and 2013, were $45,795,391 and $72,222,353, respectively.

Voyage expenses

To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the vessels. Voyage expenses for the three-month period ended March 31, 2014 were $3,837,278, compared to $8,204,657 in the comparable quarter in 2013.

Vessel Expenses

Vessel expenses for the three-month period ended March 31, 2014 were $22,577,518, compared to $20,494,412 in the comparable quarter in 2013. The increase is attributable primarily to the increased spending required for repairs and related spares. Vessel expenses for the three-month period ended March 31, 2014 included $21,113,880 in vessel operating costs and $1,463,638 in technical management fees. Vessel expenses for the comparable period in 2013 included $19,108,458, in vessel operating costs and $1,385,954 in technical management fees.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores, other miscellaneous expenses, and technical management fees paid to our third party manager.

Other factors beyond our control, some of which may affect the shipping industry in general, may cause vessel operating expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Depreciation and Amortization

For the three-month periods ended March 31, 2014 and 2013, total depreciation and amortization expense was $19,077,813 and $18,936,577, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2014 includes $18,413,964 of vessel and other fixed assets depreciation, and $663,849 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended March 31, 2013 were $18,515,090 of vessel and other fixed assets depreciation and $421,487 of amortization of deferred drydocking costs. The increase in depreciation and amortization expense is attributable to higher drydock amortization.

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

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our Credit Agreement and are amortized over the life of the facility. In connection with the Fourth Amended and Restated Credit Facility entered into on June 20, 2012, the Company recorded $11,829,673 in deferred financing costs and a fair value of the Warrant Shares of $7,241,743 that amortize over the life the term credit agreement. For the three-month periods ended March 31, 2014 and 2013, the amortization of deferred financing costs allocated to the vessels in operation was $2,015,777 and $2,075,338, respectively.

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

General and administrative expenses for the three-month periods ended March 31, 2014, and 2013, were $3,122,933 and $3,116,337, respectively. These general and administrative expenses include a non-cash compensation component of $279,743 and $1,955,391, respectively. The general and administrative expenses for the three-month period ended March 31, 2014 remained relatively unchanged from the corresponding period in 2013.

EBITDA

EBITDA represents operating earnings before extraordinary items, depreciation and amortization, interest expense, and income taxes, if any. EBITDA is included because it is used by certain investors to measure a company's financial performance. EBITDA is not an item recognized by U.S. GAAP and should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy its obligations including debt service, capital expenditures, and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, the definition of EBITDA used herein may not be comparable to that used by other companies due to differences in methods of calculation.

Our term loan agreement requires us to comply with financial covenants based on debt and interest ratio with extraordinary or exceptional items, interest, taxes, non-cash compensation, depreciation and amortization (“Credit Agreement EBITDA”). Therefore, we believe that this non-U.S. GAAP measure is important for our investors as it reflects our ability to meet our covenants. The following table is a reconciliation of net income/ (loss), as reflected in the consolidated statements of operations, to EBITDA and Credit Agreement EBITDA:

	Three Months Ended
	March 31,2014	March 31,2013
Net Income/(Loss)	$(22,589,886)	$1,374,270
Interest Expense	19,773,619	20,539,035
Depreciation and Amortization	19,077,813	18,936,577
Amortization of fair value (below) above market of time charter acquired	-	(10,280,559)
EBITDA	16,261,546	30,569,323

Non-cash Compensation Expense (1)	279,743	1,955,391
Credit Agreement EBITDA	$16,541,289	$32,524,714

(1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

 We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the three-month period ended March 31, 2014 was $165,414, compared with net cash provided by operating activities of $1,248,839 during the corresponding three-month period ended March 31, 2013. The decrease was primarily due to KLC settlement in the first quarter of 2013.

Net cash used in investing activities during the three-month period ended March 31, 2014, was $20,532, compared with $49,994 during the corresponding three-month period ended March 31, 2013.

Net cash used by financing activities during the three-month period ended March 31, 2014 was none, compared to $48,000 during the corresponding three-month period ended March 31, 2013.

As of March 31, 2014, our cash balance was $19,827,606, compared to a cash balance of $19,682,724 at December 31, 2013. Also recorded in Restricted Cash is an amount of $66,243, which collateralizes letters of credit relating to our office leases.

At March 31, 2014, the Company’s debt consisted of $1,129,478,741 in term loans and $51,903,212 paid-in-kind loans.

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

The Fourth Amended and Restated Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of March 31, 2014 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $51,903,212 and no amount was drawn on the Liquidity Facility. In connection with the Fourth Amended and Restated Credit Agreement, the Company recorded $11,829,673 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

In addition, the Fourth Amended and Restated Credit Agreement replaced the previously existing financial covenants and substituted them with new covenants, which requires the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to EBITDA (as defined in the Fourth Amended and Restated Credit Agreement) on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013, of 13.9:1, December 31, 2013, of 12.3:1, March 31, 2014 of 10.6:1, June 30, 2014 of 9.2:1, September 30, 2014 of 8.5:1, December 31, 2014 of 8.1:1, March 31, 2015 of 7.8:1, June 30, 2015 of 7.6:1, September 30, 2015 of 7.5:1, and December 31, 2015 of 7.3:1 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017; (ii) maintain a minimum interest coverage ratio of EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013, of 130%, September 30, 2013, of 140%, December 31, 2013, of 160%, March 31, 2014 of 180%, June 30, 2014 of 200%, September 30, 2014 of 210%, December 31, 2014 of 220%, March 31, 2015 of 220%, June 30, 2015 of 220%, September 30, 2015 of 220%, and December 31, 2015 of 220% and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017; (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes; and (iv) maintain a maximum collateral coverage ratio, commencing in the quarterly period ending September 30, 2014, of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017. Refer to Note 1 - General Information- Liquidity for further information regarding compliance with our covenants.

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

As further described in Note 4, the Fourth Amended and Restated Credit Facility (as defined in Note 4 and also referred to herein as the “Credit Agreement”), the Company has financial covenants that began in 2013 and become increasingly restrictive each quarter. The covenants are primarily driven by the calculation of EBITDA for the trailing twelve month periods, which is driven by charter hire rates. In order to remain in compliance with our covenants, charter hire rates must increase over time. However, charter hire rates have been volatile and were driven down during the recession. Despite relatively low charter hire rates in 2013, the Company met all of its covenants in 2013, other than the maximum leverage ratio at December 31, 2013. That ratio was exceeded primarily due to a recognized loss of $8.2 million on the Company’s shares of Korea Lines Corporation during the fourth quarter of 2013. The Company also believes that it will fail to meet both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at their respective compliance measurement dates throughout each measurement date in 2014, including for the period ended March 31, 2014 and thereafter.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers expire on June 30, 2014 and do not cover prospective violations for any covenant measurement date or period after March 31, 2014.

Under the terms of the Waivers, the Lenders agreed to waive until June 30, 2014 certain potential events of default, subject to the Company's compliance with the terms, conditions and milestones as set forth in the Waiver. On April 15, 2014, the Company and the Lenders entered into Amendment No. 1 to the Waiver to facilitate continued discussions between the Company and its Lenders. Pursuant to the Amendment, the milestone requiring the Company and the Majority Lenders (as defined below) to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement (a "Restructuring") and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms has been extended from April 15, 2014 to April 30, 2014.

On April 30, 2014, the Company and the Lenders entered into Amendment No. 2 to the Waiver to facilitate continued discussions between the Company and its Lenders.  Pursuant to the Amendment, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement (a "Restructuring") and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms has been extended from April 30, 2014 to May 15, 2014. To facilitate continuing discussions with the lenders, the Company expects to enter into a third amendment to the Waiver to extend the deadline to the above mentioned milestones until May 31, 2014.

The Waiver remains in effect on substantially the same terms and conditions, with certain modifications as set forth in the Amendment. The Waivers are subject to the Company’s compliance with the terms, conditions and milestones as set forth in the Waivers, including, but not to limited to the following: (i) the Company must reach an agreement on or before May 15, 2014 with lenders, collectively holding more than 66.67% of the revolving and term loans outstanding under the Credit Agreement (the “Majority Lenders”), on the terms of the Restructuring and (ii) the Company and the Majority Lenders must execute a binding restructuring support agreement or similar agreement documenting such agreed-upon restructuring terms (a “Restructuring Support Agreement”), including milestones for the commencement, implementation and closing of the Restructuring. In addition, no event of default may occur under the Restructuring Support Agreement once agreed. Furthermore, no Event of Default (as defined in the Credit Agreement) may occur other than the potential events of default specifically waived pursuant to the Waiver and the terms of any Restructuring Support Agreement. There can be no assurance that the Company will be able to comply with such terms, conditions and milestones, particularly those that are outside of the Company’s exclusive control. If the Company cannot comply with such terms and reach an agreement with the Majority Lenders in the time frames provided, our lenders could accelerate our indebtedness and foreclose their liens on our vessels, which causes us to conclude that there is substantial doubt about our ability to continue as a going concern.

The Company continues to have discussions with representatives of the Lenders pursuant to the Waivers. Although there can be no assurance that the Company will be able to reach an agreement with the Lenders regarding the terms of a Restructuring, it is expected that any Restructuring transaction would be costly to obtain and would be substantially dilutive to the Company’s current shareholders, driving down price per outstanding share substantially.

As we would have been in default of the maximum leverage ratio at December 31, 2013 and with both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at March 31, 2014 in the absence of the receipt of a waiver and it is probable that without further waivers or modifications to the Credit Agreement that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014, we have classified our debt as current at December 31, 2013 and March 31, 2014.

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

Dividends

The Company did not make any dividend payments in 2014 or 2013. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of March 31, 2014 :

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five years	Total

Bank Loans	$1,129,479	$-	$-	$-	$1,129,479
PIK loan	104,798		-	-	104,798
Interest and borrowing fees	44,683	34,191	-	-	78,874
Chartering agreement (1)	2,457	9,855	9,855	12,326	34,493
Office lease (2)	1,293	2,511	1,297	-	5,101

Total	$1,282,710	$46,557	$11,152	$12,326	$1,352,745

(1)

On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that is expected to deliver in October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date of the next scheduled drydock. One vessel completed drydocking in the three months ended March 31, 2014 while two other vessels were still in drydocking as of March 31, 2014.

 The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2014	66	$1.80 million
September 30, 2014	22	$0.60 million
December 31, 2014	88	$2.40 million
March 31, 2015	132	$3.60 million

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

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

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

10.1

Waiver and Forbearance Agreement entered into between Eagle Bulk Shipping Inc. and certain lenders under its Fourth Amended and Restated Credit Agreement, dated March 19, 2014, incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 31, 2014.

10.2

Amendment No. 1 to Waiver and Forbearance Agreement entered into between Eagle Bulk Shipping Inc. and certain lenders under its Fourth Amended and Restated Credit Agreement, dated April 15, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on April 15, 2014.

10.3

Amendment No. 2 to Waiver and Forbearance Agreement entered into between Eagle Bulk Shipping Inc. and certain lenders under its Fourth Amended and Restated Credit Agreement, dated April 30, 2014, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on May 1, 2014.

31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer.
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Date: May 15, 2014

By: /s/ Adir Katzav

--------------------------------------------------------------------------------

Adir Katzav

Chief Financial Officer

and Principal Accounting Officer

Date: May 15, 2014