Form 10-Q
period 2014-06-30
Eagle Bulk Shipping Inc.
filed 2014-08-14
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Common Stock, par value $0.01 per share, 18,315,213 shares outstanding as of August 14, 2014.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS:	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$20,090,248	$19,682,724
Accounts receivable	15,723,575	11,197,101
Prepaid expenses	4,118,408	5,501,081
Inventories	8,675,172	9,610,272
Investment	13,118,370	13,817,439
Deferred financing costs	4,042,989	-
Other assets	4,607,794	2,122,574
Total current assets	70,376,556	61,931,191
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $426,434,009 and $389,545,066, respectively	1,602,816,181	1,639,555,368
Other fixed assets, net of accumulated amortization of $640,385 and $574,532, respectively	331,898	361,306
Restricted cash	66,243	66,243
Deferred drydock costs	4,741,585	3,826,685
Deferred financing costs	-	16,278,544
Other assets	3,530,967	1,394,964
Total noncurrent assets	1,611,486,874	1,661,483,110
Total assets	$1,681,863,430	$1,723,414,301
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5,455,872	$6,422,306
Accrued interest	10,776,833	153,885
Other accrued liabilities	10,713,019	6,211,224
Unearned charter hire revenue	2,255,864	5,387,844
Term loans	1,129,478,741	1,129,478,741
Payment-in-kind loans	59,368,891	44,565,437
Total current liabilities	1,218,049,220	1,192,219,437
Total liabilities	1,218,049,220	1,192,219,437
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 16,933,017 and 16,783,071 shares issued and outstanding, respectively	169,328	167,828
Additional paid-in capital	767,390,668	766,823,808
Retained earnings (net of accumulated dividends declared of $262,118,388 as of June 30, 2014 and December 31, 2013, respectively)	(303,046,717)	(235,796,772)
Accumulated other comprehensive loss	(699,069)	-
Total stockholders' equity	463,814,210	531,194,864
Total liabilities and stockholders' equity	$1,681,863,430	$1,723,414,301

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues, net of commissions	$42,380,059	$44,240,145	$88,175,450	$116,462,498

Voyage expenses	3,480,037	7,400,902	7,317,315	15,605,559
Vessel expenses	24,512,637	20,833,766	47,090,155	41,328,178
Depreciation and amortization	19,353,495	19,159,955	38,431,308	38,096,532
General and administrative expenses	3,143,152	4,815,997	6,266,085	7,932,334
Gain on time charter agreement termination	-	(25,629,584)	-	(28,961,276)
Total operating expenses	50,489,321	26,581,036	99,104,863	74,001,327

Operating income (loss)	(8,109,262)	17,659,109	(10,929,413)	42,461,171
Interest expense	28,380,928	20,689,110	48,154,547	41,228,145
Interest income	(2,872)	(4,284)	(6,756)	(68,454)

Other expense	-	13,350	-	2,966,277
Reorganization expenses	8,172,741	-	8,172,741	-
Total other expense, net	36,550,797	20,698,176	56,320,532	44,125,968

Net loss	$(44,660,059)	$(3,039,067)	$(67,249,945)	$(1,664,797)

Weighted average shares outstanding:
Basic	17,079,991	16,968,750	17,080,079	16,967,418
Diluted	17,079,991	16,968,750	17,080,079	16,967,418

Per share amounts:
Basic net loss	$(2.61)	$(0.18)	$(3.94)	$(0.10)
Diluted net loss	$(2.61)	$(0.18)	$(3.94)	$(0.10)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net loss	$(44,660,059)	$(3,039,067)	$(67,249,945)	$(1,664,797)

Other comprehensive income:
Change in unrealized gain/(loss) on investment	1,402,577	2,165,450	(699,069)	2,165,450
Realized loss on investment	—	—	—	765,609
Net unrealized gain on derivatives	—	763,264	—	1,586,486
Total other comprehensive income	1,402,577	2,928,714	(699,069)	4,517,545

Comprehensive (loss) income	$(43,257,482)	$(110,353)	$(67,949,014)	$2,852,748

The accompanying notes are an integral part of these Consolidated Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014

		Common	Additional			Other	Total
	Common	shares	paid-in		Accumulated	comprehensive	stockholders’
	shares	amount	capital	Net Loss	deficit	income (loss)	equity

Balance at December 31, 2013	16,783,071	$167,828	$766,823,808		$(235,796,772)	—	$531,194,864

Net Loss	—	—	—	$(67,249,945)	(67,249,945)	—	(67,249,945)
Change in unrealized gain on investment	—	—	—	—	—	$(699,069)	(699,069)
Exercise of Warrants	149,946	1,500	(1,500)	—	—	—	—
Non-cash compensation	—	—	568,360	—	—	—	568,360

Balance at June 30, 2014	16,933,017	$169,328	$767,390,668		$(303,046,717)	$(699,069)	463,814,210

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(67,249,945)	$(1,664,797)
Adjustments to reconcile net loss to net cash provided by operating activities:
Items included in net loss not affecting cash flows:
Depreciation	36,954,796	37,225,738
Amortization of deferred drydocking costs	1,476,512	870,794
Amortization of deferred financing costs	12,235,555	4,164,908
Amortization of fair value below contract value of time charter acquired	-	(10,280,559)
Payment-in-kind interest on debt	14,803,454	14,465,563
Investment and other current asset	-	(4,925,953)
Realized loss from investment	-	2,966,277
Proceeds from sale of investment	-	109,685
Gain on time charter agreement termination	-	(28,961,276)
Non-cash compensation expense	568,360	3,765,574
Drydocking expenditures	(2,391,412)	(1,438,299)
Changes in operating assets and liabilities:
Accounts receivable	(4,526,474)	(3,669,546)
Other assets	(4,621,223)	(250,254)
Prepaid expenses	1,382,673	(575,820)
Inventories	935,100	268,014
Accounts payable	(966,434)	(1,998,985)
Accrued interest	10,622,948	(1,434,509)
Accrued expenses	4,501,795	(3,506,199)
Deferred revenue	-	(3,766,413)
Unearned revenue	(3,131,980)	149,704
Net cash provided by operating activities	593,725	1,513,647

Cash flows from investing activities:
Vessels and vessel improvements and advances for vessel construction	(149,756)	(92,100)
Purchase of other fixed assets	(36,445)	(3,787)
Changes in restricted cash	-	209,813
Net cash (used in)/provided by investing activities	(186,201)	113,926

Cash flows from financing activities:
Deferred financing costs	-	(48,000)
Cash used to settle net share equity awards	-	(78,535)
Net cash used in financing activities	-	(126,535)

Net increase in cash	407,524	1,501,038
Cash at beginning of period	19,682,724	18,119,968
Cash at end of period	$20,090,248	$19,621,006

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

As of June 30, 2014, the Company owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 7.1 years.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

% of Consolidated Charter Revenue
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Charterer
Charterer A	-	-	-	27%
Charterer B	13%	-	13%	-
Charterer C	30%	15%	23%	13%

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

Bankruptcy Filing and Going Concern

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant under its Credit Agreement (as defined below) as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers were extended through August 5, 2014, subject to certain conditions and the satisfaction of certain milestones as described below. Given the uncertainty as to whether the Company would be able to comply with the terms of the Waivers within the time frames provided, the Company has concluded that there is substantial doubt about its ability to continue as a going concern and such doubt would remain throughout the bankruptcy process and until such time the Company was able to demonstrate that it had sufficient cash flows to meet its ongoing needs. To address this risk of being able to continue as a going concern, the Company undertook negotiations with its lenders to provide longer term covenant relief or to restructure its balance sheet and capital structure. The financial statements have been prepared assuming the Company will continue as a going concern.

On August 6, 2014, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with lenders constituting the “Majority Lenders” (as such term is defined in the Credit Agreement) under its Credit Agreement (the “Consenting Lenders”), which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed a voluntary prepackaged case (the “Prepackaged Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court). The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries, and is being administered under the caption In re Eagle Bulk Shipping Inc., Case No. 14-12303. Through the Prepackaged Case, the Company seeks to implement a balance sheet restructuring pursuant to the terms of its prepackaged plan of reorganization filed with the Court (the “Plan”). The Company will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

As part of the Prepackaged Case, the Company obtained debtor-in-possession financing (the “DIP Loan Facility”), as further described below, pursuant to interim authorization from the Court. The Company plans to fund its ongoing operations through available borrowings under our DIP Loan Facility as well as cash generated from operations.

Subsequent to the filing of the Prepackaged Case, the Company received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers and pre-petition amounts owed to certain critical vendors. The Company also expects to honor payments to vendors and other providers in the ordinary course of business for goods and services received after the filing date of the Prepackaged Case. The Company has retained, subject to Court approval, legal and financial professionals to advise the Company in connection with the Prepackaged Case and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Court approval to retain additional professionals as deemed necessary.

The Company currently expects to emerge from Chapter 11 in September 2014; however, this will be contingent upon numerous factors, many of which are out of the Company’s control. Major factors include obtaining the Court’s approval of the Plan and obtaining a new credit facility, or “exit financing.” The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Prepackaged Case. The Plan will determine the rights and satisfaction of claims of various creditors and security holders.

Restructuring Support Agreement and Plan of Reorganization

Pursuant to the terms of the Restructuring Support Agreement, the Company agreed to propose the Plan which provides for, among other things:

●

entry into a new senior secured credit facility (the “Exit Financing Facility”) upon the consummation of the Plan, which is anticipated to be in an amount of $275 million (inclusive of a $50 million revolving credit facility);

●	the cancellation of all equity interests in the Company;
●

exchange of the loans under the Credit Agreement for (i) new shares of the reorganized Company’s common stock (the “New Eagle Equity”) equal to 99.5% of the total outstanding New Eagle Equity, subject to dilution by the MIP and the Equity Warrants (each as defined below), and (ii) cash (the “Lender Cash Distribution”);

●	the unimpairment of all general unsecured creditors’ claims under section 1124 of the Bankruptcy Code;
●

the current holders of the Company’s common stock (other than the Consenting Lenders on account of shares received upon conversion of the Amended Lender Warrants (as defined in the Plan)) receiving (i) shares equal to 0.5% of the total outstanding New Eagle Equity (subject to dilution by the MIP and the Equity Warrants), and (ii) warrants for 7.5% of the total outstanding New Eagle Equity (subject to dilution by the MIP) exercisable at any time for a period of seven years from the effective date of the Plan at the exercise price per share set forth in the Plan (the “Equity Warrants”); and

●

the establishment of a management equity incentive plan (the “MIP”) reserving certain common stock of the reorganized Company pursuant to which senior management and certain other employees of the reorganized Company will receive the following: (i) 2% of the shares of the New Eagle Equity (on a fully diluted basis), and (ii) the following stock options: (A) seven-year stock options to acquire 2.5% of the New Eagle Equity (on a fully diluted basis) based on a total implied equity value equal to (x) $900 million (the “Plan Enterprise Value”) minus (y) the amount of debt incurred, as of the effective date of the Plan, under the Exit Financing Facility, and (B) seven-year stock options to acquire 3.0% of the New Eagle Equity (on a fully diluted basis) based on a total implied equity value equal to (x) 130.2% times the Plan Enterprise Value minus (y) the amount of debt incurred, as of the effective date of the Plan, under the Exit Financing Facility, each of the foregoing to vest over a four year schedule through 25% annual installments commencing on the first anniversary of the consummation of the Restructuring. The MIP also provides that an additional amount of no less than 2.5% of New Eagle Equity (on a fully diluted basis), subject to upward adjustment as may be agreed by the Company and the Majority Consenting Lenders prior to the effective date of the Plan, will also be reserved for future issuance at the discretion of the reorganized Company’s new board of directors.

The Plan also provides for certain releases of various parties by holders of claims against and equity interests in Eagle Bulk Shipping Inc.  Additional information regarding these releases can be found by reference to Article VI.J.2 of the Plan and Section VI.D.8(b) of the Disclosure Statement;

The Restructuring Support Agreement may be terminated by any Consenting Lender, as to its own obligations, upon the occurrence of certain events, including: (i) the Company’s failure to meet the milestones under the Restructuring Support Agreement unless such failure is due to a fault on the part of a Consenting Lender; (ii) the Company’s material breach of the Restructuring Support Agreement that remains uncured for the specified period; (iii) the Company’s or any of its subsidiaries’ breach of any representation, warranty, covenant or obligation under the Restructuring Support Agreement that could reasonably be expected to have a material adverse impact on the restructuring contemplated by the Restructuring Support Agreement or the consummation thereof which remains uncured for the specified period; (iv)(A) the occurrence of an Event of Default under (and as defined in) the Credit Agreement (other than specified defaults or an Event of Default triggered as a result of the commencement or pendency of the Prepackaged Case) or the DIP Loan Facility or (B) a violation of the Company’s obligations under the interim and final financing orders contemplated by the Restructuring Support Agreement, in each case that remains uncured in accordance with the terms set forth therein; (v) the entry by the Court of certain specified orders; (vi) the Company or any of its subsidiaries amends or modifies the “Definitive Documentation” (as defined in the Restructuring Support Agreement) unless such amendment or modification is consistent with the Restructuring Support Agreement or reasonably acceptable to the Majority Consenting Lenders (as defined in the Restructuring Support Agreement); (vii) the board of directors of the Company or any of its subsidiaries authorizes and pursues an alternative transaction other than the Plan (an “Alternative Transaction”), or any of the Company or its subsidiaries publicly supports an Alternative Transaction or files a motion seeking authority to sell any material assets, without the prior consent of the Majority Consenting Lenders; (viii) the issuance by any governmental authority of any ruling enjoining the substantial consummation of the restructuring contemplated by the Restructuring Support Agreement, subject to certain exceptions; (ix) the filing by the Company or any of its subsidiaries of any motion for relief seeking certain specified actions; (x) the amount or terms of the Exit Financing Facility (as defined below) differ in a meaningful way from the terms of the third-party exit financing proposal referenced in the Restructuring Support Agreement; or (xi) the effective date of the Plan shall not have occurred by November 30, 2014 (provided that, notwithstanding anything to the contrary in the Restructuring Support Agreement, the termination rights specified in clauses (x) and (xi) may not be amended, waived or otherwise modified without the consent of such affected Consenting Lender).

The Restructuring Support Agreement provides for a cash fee to the Consenting Lenders in exchange for their entry into the Restructuring Support Agreement in an amount equal to 3% of each Consenting Lender’s principal amount of loans under the Credit Agreement (the “RSA Fee”). The payment of the RSA fee will be deferred during the duration of the Restructuring Support Agreement, and is deemed automatically cancelled and forfeited by each Consenting Lender in certain events, including upon the consummation of the restructuring contemplated by the Restructuring Support Agreement or a breach by such Consenting Lender of its obligations under the Restructuring Support Agreement. The Company may elect to convert the RSA Fee into PIK Loans (as defined in the Credit Agreement), provided that if the Restructuring Support Agreement is terminated by virtue of the Company’s entry into and consummation of an Alternative Transaction, then the RSA Fee will be paid in cash upon the substantial consummation of such Alternative Transaction.

The Plan and accompanying disclosure statement are subject to revision in response to potential objections and the requirements of the Bankruptcy Code or the Court. There can be no assurance that the Company will be able to secure approval for the Plan or disclosure statement from the Court. In the event the Company does not secure approval of the Plan, and if the Company’s Chapter 11 proceedings are subsequently dismissed, the outstanding principal and interest pursuant to the Credit Agreement could become immediately due and payable.

Liquidity

As further described in Note 5, the Fourth Amended and Restated Credit Facility (as defined in Note 5 and also referred to herein as the “Credit Agreement”), the Company has financial covenants that began in 2013 and become increasingly restrictive each quarter. The covenants are primarily driven by the calculation of Credit Agreement EBITDA for the trailing twelve month periods, which is driven by charter hire rates. The Company met all of its covenants in 2013, other than the maximum leverage ratio at December 31, 2013. That ratio was exceeded primarily due to a recognized loss of $8.2 million on the Company’s shares of Korea Lines Corporation (“KLC”) during the fourth quarter of 2013, as further described under “Note 4-Korean Line Corporation”. The Company failed to meet both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at March 31, 2014 and at June 30, 2014 and expects to fail both at their respective compliance measurement dates throughout the remainder of 2014.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014, from the Consenting Lenders. The Waivers were to expire on June 30, 2014 and did not cover prospective violations for any covenant measurement date or period after March 31, 2014.

Under the terms of the Waivers, the Consenting Lenders agreed to waive until June 30, 2014 (the “Outside Termination Date”) certain potential events of default, subject to the Company's compliance with the terms, conditions and milestones as set forth in the Waiver. On April 15, 2014, the Company and the Consenting Lenders entered into Amendment No. 1 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders. Pursuant to Amendment No. 1, the milestone requiring the Company and the Consenting Lenders to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement (a "Restructuring") and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms was extended from April 15, 2014 to April 30, 2014.

On April 30, 2014, the Company and the Consenting Lenders entered into Amendment No. 2 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders.  Pursuant to Amendment No. 2, the milestone requiring the Company and the Consenting Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms was extended from April 30, 2014 to May 15, 2014.

On May 15, 2014, the Company and the Consenting Lenders entered into Amendment No. 3 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders.  Pursuant to Amendment No. 3, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms was extended from May 15, 2014 to May 31, 2014.

On May 31, 2014, the Company and the Consenting Lenders entered into Amendment No. 4 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders. Pursuant to Amendment No. 4, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms was extended from May 31, 2014 to June 5, 2014.

On June 5, 2014, the Company and the Consenting Lenders entered into Amendment No. 5 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders. Pursuant to Amendment No. 5, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms, was extended from June 5, 2014 to June 27, 2014.

As consideration for the Consenting Lenders’ agreement to enter into Amendment No. 5 and extend the milestone referred to above, the Amendment provided for a one-time forbearance fee payable to each Lender entering into Amendment No. 5 (the “Forbearance Fee”), the form of which to be determined by the Company, and the payment of which to be deferred, in accordance with the terms of Amendment No. 5.  In addition, Amendment No. 5 provided that following the request of either the Company or the majority of the holders of the warrants to purchase common stock of the Company (the “Warrants”) issued under the Warrant Agreement, dated as of June 20, 2012, between the Company and the other parties thereto (the “Warrant Agreement”), the Company and Lenders constituting a majority of the holders of the Warrants would amend certain of the provisions of the Warrant Agreement to eliminate the conditions restricting the exercise of the Warrants then outstanding, such that the Warrants would be immediately exercisable.  Upon the entry into such amendment, the Forbearance Fee would be forfeited.

On June 27, 2014, the Company and the Consenting Lenders entered into Amendment No. 6 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders. Pursuant to Amendment No. 6, (a) the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms, was extended from June 27, 2014 to July 15, 2014 and (b) the Outside Termination Date restriction was eliminated. In addition, the Company determined that it would not make the scheduled June 30, 2014 interest payment under the Credit Agreement, and the Consenting Lenders agreed, pursuant to Amendment No. 6, to forbear from exercising any rights or remedies with respect to this otherwise due interest payment until the termination of the forbearance period afforded by the Waiver. Interest was to continue to accrue on the unpaid interest payment during the period of forbearance at the penalty rate specified in the Credit Agreement.

On July 2, 2014, the Company and certain of the lenders under its Credit Agreement (such lenders constituting “Majority Holders” under the Warrant Agreement (as defined below)), entered into Amendment No. 1 to Warrant Agreement (the “Warrant Amendment”), to amend certain of the terms of the Warrant Agreement, under which the Company issued the Warrants. One-third of the Warrants were exercisable immediately on the issue date thereof, the next third of the Warrants were exercisable when the price of the Company's common stock reached $10.00 per share (subject to certain customary adjustments in the event of stock splits, reverse stock splits and certain distributions to all holders of common stock) or when certain other events occurred (the “Trigger Price B Warrants”), and the last third of the warrants were exercisable when the price of the Company's common stock reached $12.00 per share (subject to the aforementioned adjustments) or when certain other events occurred (the “Trigger Price C Warrants”).

The Warrant Amendment eliminated the conditions restricting the exercise of the Trigger Price B Warrants and the Trigger Price C Warrants held by lenders under the Credit Agreement (collectively, the “Lender Warrants”), including the minimum share price conditions described above, such that all such Lender Warrants were immediately exercisable. The Warrant Amendment also included a prohibition on the trade or transfer by any such lender of its Warrants, or shares of common stock received upon exercise thereof, except in connection with a transfer of such lender’s loans under the Credit Agreement, for so long as the Waiver, as it may be amended or modified from time to time, or any successor agreement thereto, is in effect. In accordance with the terms of the Waiver Amendment, the Forbearance Fee was forfeited by the Consenting Lenders contemporaneously with the entry into the Warrant Amendment.

On July 15, 2014, the Company and the Consenting Lenders entered into Amendment No. 7 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders. Pursuant to Amendment No. 7, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms, was extended from July 15, 2014 to August 5, 2014.

On August 6, 2014, the Company and each of its direct and indirect subsidiaries entered into the Restructuring Support Agreement described above with the Consenting Lenders.

The Company’s Credit Agreement is described further in Note 5 below.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Note 3.  Vessels

Vessel and Vessel Improvements

At June30, 2014, the Company’s operating fleet consisted of 45 dry bulk vessels.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2013	$1,639,555,368
Purchase of Vessel Improvements	149,756
Depreciation Expense	(36,888,943)
Vessels and Vessel Improvements, at June 30, 2014	$1,602,816,181

Note 4.  Investment

Korea Line Corporation

Since 2007 the Company has had a chartering agreement with Korea Line Corporation (“KLC”). KLC experienced financial troubles beginning in 2011 and failed to meet its contractual obligations to the Company. Since 2011, KLC and the Company had modified the terms of its charter agreement a number of times; however, KLC continued to experience financial difficulties. In the first quarter of 2013, a comprehensive termination agreement between the Company and KLC became effective, as the settlement effectively terminated the charters with KLC. The Company received a cash payment of $10.3 million; released $3.5 million of bunker liabilities to KLC; released an aggregate $3.6 million balance related to KLC deferred revenue; released a $10.1 million balance related to the KLC unamortized fair value of charters below and above contract value; received. KLC shares valued at $5.9 million; and received a note receivable valued at $2.7 million. The total aggregate consideration related to the KLC termination agreement was $36.1 million of which the Company recorded revenue associated with the termination of $32.8 million, related to amounts previously owed but not recognized, and a termination gain of $3.3 million.

On May 9, 2013 the 538,751 additional KLC common shares were issued to the Company and were released from the Korean Securities Depository on November 11, 2013. These shares replaced the note receivable recorded pursuant to the January 3, 2013, termination agreement. The fair market value of the shares upon issuance was in excess of the fair value of the receivable. As a result, we recorded an incremental gain of $25.6 million in the second quarter of 2013. Subsequent to June 30, 2013, the Company received payment on the remaining note receivable.

As of December 31, 2013 and June 30, 2014, the Company’s sole remaining interest in KLC is an investment in capital stock.

The KLC investment is designated as Available For Sale (“AFS”) and is reported at its fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).The fair value of KLC shares are determined from the market price as quoted on the Korean Stock Exchange and by converting the South-Korean Won (”KRW”) extended value into USD with the exchange rate applicable on date of conversion. The Company reviews the investment in KLC for impairment on quarterly basis.

As of March 31, 2013, September 30, 2013 and December 31, 2013, the change in the fair value of our KLC investment was considered as other-than-temporary, and therefore the Company recorded non-cash impairment losses of $3.0 million, $7.3 million and $8.2 million, respectively, in other expenses in the first, third and fourth quarters of 2013, respectively. KLC stock has been trading in a narrow band since December 31, 2013 with limited volatility during the first two quarters of 2014. As a result, we concluded that as of March 31, 2014 and June 30, 2014, the change in the fair value of the KLC investment is “temporary,” and the Company recorded an unrealized loss of $2.1 million as of March 31, 2014 and an unrealized gain of $1.4 million as of June 30, 2014 in shareholders’ equity as a component of Accumulated Other Comprehensive Income. No impairment charges were recognized for the six months ended June 30, 2014.

The following table represents KLC capital stock which is recorded at fair value:

	No of KLC Shares	Cost Basis- Adjusted	Fair Value	Unrealized Gain / (Loss) reported in OCI	Other-than- Temporary Loss reported in Earnings- YTD	Gain / (Loss) On Sale of KLC Stock-YTD
Balance at December 31, 2012	38,674	$963,119	$197,509	$(765,609)	-	-

KLC Stock issued	585,983	33,959,454	33,959,454

KLC Stock sold	(58,128)	(2,690,768)	(2,690,768)

Other-than-Temporary Loss Adjustments		(18,414,366)	(17,648,756)	765,609	(18,414,366)

Balance at December 31, 2013	566,529	$13,817,439	$13,817,439	-	$(18,414,366)	$(417,966)

Fair Value Adjustments, net			(699,069)	$(699,069)

Balance at June 30, 2014	566,529	$13,817,439	$13,118,370	$(699,069)	-	-

Note 5. Debt

Current debt consists of the following:

	June 30, 2014	December 31, 2013
Term Loans	$1,129,478,741	$1,129,478,741
Payment-in-kind loans	59,368,891	44,565,437
Total current debt	$1,188,847,632	$1,174,044,178

The Fourth Amended and Restated Credit Agreement

On June 20, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement to its credit facility agreement, dated as of October 19, 2007, as amended up to the date thereof (the “Credit Agreement”), which, among other things, (i) permanently waives any purported defaults or events of defaults that were the subject of a temporary waiver under the Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, including any alleged events of default arising from any purported breach of the minimum adjusted net worth covenant that occurred as a result of any failure to maintain the required adjusted net worth; (ii) converts the $1,129,478,741 outstanding under the revolving credit facility into a term loan; (iii) sets the maturity date as December 31, 2015, and, subject to the Company's satisfaction of certain conditions, including a collateral coverage ratio at December 31, 2015 of less than 80%, provides an option to the Company to further extend the maturity date by an additional 18 months to June 30, 2017 (the "Termination Date"); (iv) requires no mandatory repayments of principal until the Termination Date, other than a quarterly sweep of cash on hand in excess of $20,000,000 and upon the sale of vessels, additional financings or future equity raises by the Company. All amounts outstanding under the term loan will bear interest at LIBOR plus a margin that will include a payment-in-kind ("PIK") component.  The initial cash margin of 3.50% and PIK margin of 2.50% can be reduced on the basis of reduced leverage and proceeds from future equity raises by the Company.

The Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of June 30, 2014, the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $59,368,891 and no amount was drawn on the Liquidity Facility. In connection with the Credit Agreement, the Company recorded $11,829,673 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

In addition, the Credit Agreement replaced the previously existing financial covenants and substituted them with new covenants, which requires the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to Credit Agreement EBITDA (as defined in the Credit Agreement) on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013, of 13.9:1, December 31, 2013, of 12.3:1, March 31, 2014 of 10.6:1, June 30, 2014 of 9.2:1, September 30, 2014 of 8.5:1, December 31, 2014 of 8.1:1, March 31, 2015 of 7.8:1, June 30, 2015 of 7.6:1, September 30, 2015 of 7.5:1, and December 31, 2015 of 7.3:1 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017; (ii) maintain a minimum interest coverage ratio of Credit Agreement EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013, of 130%, September 30, 2013, of 140%, December 31, 2013, of 160%, March 31, 2014 of 180%, June 30, 2014 of 200%, September 30, 2014 of 210%, December 31, 2014 of 220%, March 31, 2015 of 220%, June 30, 2015 of 220%, September 30, 2015 of 220%, and December 31, 2015 of 220% and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017; (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes; and (iv) maintain a maximum collateral coverage ratio, commencing in the quarterly period ending September 30, 2014, of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017. Refer to Note 1 - General Information- Liquidity for further information regarding compliance with our covenants.

In connection with the Credit Agreement, the Company entered into a Warrant Agreement, dated June 20, 2012, pursuant to which the Company issued 3,148,584 warrants convertible on a cashless basis into shares of the Company's common stock, par value $0.01 (the "Warrant Shares"), at a strike price of $0.01 per share of common stock. One-third of the warrants are exercisable immediately, the next third of the warrants are exercisable when the price of the Company's common stock reaches $10.00 per share and the last third of the warrants are exercisable when the price of the Company's common stock reaches $12.00 per share. Unexercised warrants will expire on June 20, 2022. The Company determined the relative fair value of the Warrant Shares at $7.2 million using the Monte Carlo simulation which was performed, and the mean value was selected. The assumptions used in the Monte Carlo simulation were the underlying stock price of $2.98, risk-free rate of 1.64%, expected volatility of 79.3%, expected term of 10 years and expected dividend yield of 0%. The fair value of the warrants was recorded as deferred financing cost and amortized over of the life the term loan agreement.

On July 2, 2014, the Company and certain of the Company’s lenders under the Credit Agreement entered into Amendment No. 1 to Warrant Agreement, to amend certain of the terms of the Warrant Agreement. The Warrant Amendment eliminated the conditions restricting the exercise of the Trigger Price B Warrants and the Trigger Price C Warrants held by lenders under the Credit Agreement, including the minimum share price conditions described above, such that all such Lender Warrants were immediately exercisable. The Warrant Amendment also included a prohibition on the trade or transfer by any such lender of its Warrants, or shares of common stock received upon exercise thereof, except in connection with a transfer of such lender’s loans under the Credit Agreement, for so long as the Waiver, as it may be amended or modified from time to time, or any successor agreement thereto, is in effect. Refer to Note 1 – General Information- Liquidity for additional information. The fair value of the warrants modification of approximately $2.4 million will be recorded as financing cost in the third quarter of 2014.

The Company’s obligations under the Credit Agreement are secured by a first priority mortgage on each of the vessels in its fleet, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to its vessels. The Credit Agreement also limits the Company’s ability to create liens on its assets in favor of other parties.

For the six months ended June 30, 2014, interest rates on the outstanding debt ranged from 3.62% to 3.73%, including a margin of 3.50% over LIBOR. The weighted average effective interest rate was 3.69%.

Interest Expense, inclusive of the PIK loans, consisted of:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Loan Interest	$18,161,150	$18,599,540	$35,918,992	$37,063,237
Amortization of Deferred Financing Costs	10,219,778	2,089,570	12,235,555	4,164,908
Total Interest Expense	$28,380,928	$20,689,110	$48,154,547	$41,228,145

Interest paid, exclusive of the PIK loans, in the six-month periods ended June 30, 2014 and 2013 amounted to $10,492,590 and $24,032,183, respectively. The Company did not make the scheduled June 30, 2014 interest payment under the Credit Agreement, and the Consenting Lenders agreed, pursuant to Amendment No. 6, to forbear from exercising any rights or remedies with respect to this otherwise due interest payment until the termination of the forbearance period afforded by the Waiver. Interest was to continue to accrue on the unpaid interest payment during the period of forbearance at the penalty rate specified in the Credit Agreement, see note 1 above.

Consent and Amendment No. 1 to the Credit Agreement

On August 6, 2014, the Company entered into Consent and Amendment No. 1 (the “Credit Agreement Amendment”) to its Credit Agreement to facilitate the Company's entry into the DIP Loan Facility (described below) and associated security agreement, pledge agreement and ship mortgages, and the granting of first-priority liens on all assets of the Company and the Guarantors (as defined below), subject to certain exceptions, and to amend the definition of “Security Period” in the Credit Agreement, the General Security Agreement, and the Pledge Agreement (as such terms are defined in the Credit Agreement).

Senior Secured Debtor-in-Possession Term Loan Agreement

On August 8, 2014, the Court entered an interim order (the “Interim Order”) authorizing the Company’s entry into the the DIP Loan Facility. The Company’s entry into the DIP Loan Facility remains subject to final approval by the Court. Following the entry of the Interim Order, on August 8, 2014, the Company entered into a senior secured debtor-in-possession term loan agreement (the “DIP Loan Facility”) among the Company, the subsidiary guarantors from time to time party thereto (the “Guarantors”), the lenders party thereto (the “DIP Lenders”), Wilmington Trust (London) Limited, as DIP Agent and Security Trustee (the “DIP Security Trustee”) and Goldman Sachs Lending Partners LLC, as Sole Bookrunner and Sole Lead Arranger.

The DIP Loan Facility has a nine-month term, subject to a three month extension at the option of the Company (the “Extension Option”) provided no default or Event of Default has occurred thereunder and upon payment by the Company of an extension fee to the DIP Lenders equal to 0.75% of each DIP Lender’s commitment thereunder, unless prior to the end of such nine month period, the Plan is confirmed pursuant to an order entered by the Court, in which case, the DIP Loan Facility will terminate on the date of such confirmation. The amount committed and made available under the DIP Loan Facility is $50 million, of which $25 million is available following the entry of the Interim Order. The DIP Loan Facility bears interest at a rate of LIBOR plus an applicable margin of (i) 5.00% or (ii) upon the exercise of the Extension Option, 7.00%.

The DIP Loan Facility has a minimum liquidity covenant of $22.5 million and a maximum capital expenditures covenant, each tested as of the end of each fiscal monthly period, and a budget compliance covenant tested on a rolling four-week look-back basis, commencing with the four-week period ending August 29, 2014 and on each four week anniversary of such date.

The DIP Loan Facility is secured by first-priority liens on all assets of the Company and the Guarantors for the benefit of the secured parties thereunder (the “DIP Loan Secured Parties”), except for such assets as otherwise provided for in the Court order related to the DIP Loan Facility, and subject to certain exceptions and permitted liens.

Note 6.  Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

Historically, the Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company pays fixed rate interest and receives floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. As of June 30, 2014 and December 31, 2013, the Company did not have any open positions and no fair value for interest rate swaps is reflected in the accompanying balance sheets.

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”), bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and/or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of June 30, 2014 and December 31, 2013, the Company did not have any open positions and no fair value for derivative instruments is reflected in the accompanying balance sheets.

Tabular disclosure of derivatives location

No portion of the cash flow hedges shown below was ineffective during the period ended June 30, 2014. The effect of cash flow hedging relationships on the balance sheets as of June 30, 2014 and December 31, 2013, and the statement of operations for the periods ended June 30, 2014 and 2013 are as follows:

The effect of derivative instruments on statements of operations:

		Effective Portion of Gain (Loss) Reclassified from Accumulated Other
		Comprehensive Income (Loss)

		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Derivatives designated as hedging instruments
Interest rate swaps	Interest expense	—	$(776,172)	—	$(1,627,154)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined by the terms of the respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of June 30, 2014 and December 31, 2013, the Company had no outstanding amounts paid as collateral related to the derivative fair value positions.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$13,118,370	—	—	$13,817,439		—

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

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $10,708 and $10,315 per vessel during the six months ended June 30, 2014 and 2013, respectively.

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

Refer to Note 1 - General Information- Bankruptcy Filing and Going Concern for further information regarding our voluntary Prepackaged Case filed under the Bankruptcy Code with the Court.

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

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. Total management fees for the periods ended June 30, 2014 and 2013 amounted to $1,090,044 and $1,090,044 respectively. The advanced balance received from Delphin on account for the management of its vessels as of June 30, 2014 amounted to $1,357,469. The total reimbursable expenses for the periods ended June 30, 2014 and 2013 amounted to $136,871 and $159,511 respectively. The balance due from Delphin as of June 30, 2014 amounted to $40,711. The balance due mainly consists of reimbursable expenses.

Note 9.  Earnings (Loss) Per Common Share

The computation of basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the period ended June 30, 2014, includes the weighted average underlying Warrant Shares issuable upon exercise of the 146,889 warrants at the exercise price of $0.01 per share. In accordance with U.S. GAAP, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net income (loss) per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of June 30, 2014, does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive. Diluted net loss per share as of June 30, 2013, does not include 303,664 restricted stock units and 1,908,371 stock options as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30,2014	June 30, 2013
Net loss	$(44,660,059)	$(3,039,067)	$(67,249,945)	$(1,664,797)
Weighted Average Shares – Basic	17,079,991	16,968,750	17,080,079	16,967,418
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares - Diluted	17,079,991	16,968,750	17,080,079	16,967,418
Basic Earnings (Loss) Per Share	$(2.61)	$(0.18)	$(3.94)	$(0.10)
Diluted Earnings (Loss) Per Share	$(2.61)	$(0.18)	$(3.94)	$(0.10)

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

As of June 30, 2014, RSUs covering a total of 123,667 of the Company’s shares are outstanding. The restricted stock units (“RSUs”) vest ratably between three to five years. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSUs are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the six months ended June 30, 2014 and 2013, the amortization charge was $259,930 and $3,086,775, respectively. The remaining expense for the year ending 2014 will be $257,110.

As of June 30, 2014 and December 31, 2013, options covering 1,727,667 of the Company’s common shares are outstanding with exercise prices ranging from $3.34 to $87.52 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management under the 2005 Plan and 2009 Plan vest and become exercisable over three years. The options granted to members of its management under the 2011 Plan vest in four equal annual installments beginning on the grant date. All options expire between five to ten years from the date of grant. For the six months ended June 30, 2014 and 2013, the Company has recorded a non-cash compensation charge from stock options of $308,430 and $678,799, respectively. The remaining expense for each of the years ending 2014 and 2015 will be $123,881 and $123,032 respectively.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Six Months Ended

	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock Option Plans	$153,578	$338,128	$308,430	$678,799
Restricted Stock Grants	135,039	1,472,055	259,930	3,086,775
Total Non-cash compensation expense	$288,617	$1,810,183	$568,360	$3,765,574

As of June 30, 2014, Dividend Equivalent Rights Awards (“DERs”) equivalent to 147,667 of the Company’s common shares are outstanding to its independent non-employee directors and members of its management. These DERs entitle the participant to receive a dividend equivalent payment each time the Company pays a dividend to the Company’s shareholders. For the six months ended June 30, 2014 and 2013, no compensation expenses were recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended June 30, 2014 and 2013. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2013, which were included in our Form 10-K, filed with the Securities and Exchange Commission on March 31, 2014.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to enter into a Restructuring transaction. The foregoing is not a complete list of all forward-looking statements we make. Forward-looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel newbuilding orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures, (xi) the outcome of legal proceedings in which we are involved; (xii) the Company’s ability to meet current operating needs, including its ability to maintain contracts that are critical to its operation, to obtain and maintain acceptable terms with its vendors, customers, and service providers and to retain key executives, managers, and employees; (xiii) the Company’s ability to obtain approval from the bankruptcy court with respect to motions in the Prepackaged Case; (xiv) the effects of the rulings of the bankruptcy court in the Prepackaged Case and the outcome of the Prepackaged Case in general; (xv) the duration of the Prepackaged Case; (xvi) the pursuit by the Company’s various creditors, equity holders, and other constituents of their interests in the Prepackaged Case; (xvii) risks associated with third party motions in the Prepackaged Case, which may interfere with the ability to consummate the Plan (as defined below); (xviii) the adverse effects of the Prepackaged Case on the Company’s liquidity or results of operations generally; (xix) the increased administrative and restructuring costs related to the Prepackaged Case; (xx) the Company’s ability to maintain adequate liquidity to fund operations during the Prepackaged Case and thereafter; (xxi) the sufficiency of the “exit” financing contemplated by the Plan; (xxii) the Company’s ability in the future to arrange and consummate financing or sale transactions or to access capital; (xxiii) the effects of changes in the Company’s credit ratings; (xxiv) the timing and realization of the recoveries of assets and the payments of claims in the Prepackaged Case and the amount of expenses projected to recognize such recoveries and reconcile such claims; (xxv) the occurrence of any event, change, or other circumstance that could give rise to the termination of the Restructuring Support Agreement; (xxvi) the effects of actions taken by NASDAQ against the Company during the pendency of the restructuring, including the possibility of delisting; and (xxvii) other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

As of June 30, 2014, we owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 7.1 years.

Each of our vessels is owned by us through a separate wholly owned Republic of the Marshall Islands limited liability company.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant under its Credit Agreement (as defined below) as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers were extended through August 5, 2014, subject to certain conditions and the satisfaction of certain milestones as described below. Given the uncertainty as to whether the Company would be able to comply with the terms of the Waivers within the time frames provided, the Company has concluded that there is substantial doubt about its ability to continue as a going concern and such doubt would remain throughout the bankruptcy process and until such time the Company was able to demonstrate that it had sufficient cash flows to meet its ongoing needs. To address this risk of being able to continue as a going concern, the Company undertook negotiations with its lenders to provide longer term covenant relief or to restructure its balance sheet and capital structure. The financial statements have been prepared assuming the Company will continue as a going concern.

On August 6, 2014, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with lenders constituting the “Majority Lenders” under its Credit Agreement (as defined below) (the “Consenting Lenders”), which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed a voluntary prepackaged case (the “Prepackaged Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court). The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries, and is being administered under the caption In re Eagle Bulk Shipping Inc., Case No. 14-12303. Through the Prepackaged Case, the Company seeks to implement a balance sheet restructuring pursuant to the terms of its prepackaged plan of reorganization filed with the Court (the “Plan”). The Company will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

As part of the Prepackaged Case, the Company obtained debtor-in-possession financing (the “DIP Loan Facility”), as further described below, pursuant to interim authorization from the Court. The Company plans to fund its ongoing operations through available borrowings under our DIP Loan Facility as well as cash generated from operations.

Subsequent to the filing of the Prepackaged Case, the Company received approval from the Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers and pre-petition amounts owed to certain critical vendors. The Company also expects to honor payments to vendors and other providers in the ordinary course of business for goods and services received after the filing date of the Prepackaged Case. The Company has retained, subject to Court approval, legal and financial professionals to advise the Company in connection with the Prepackaged Case and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Company may seek Court approval to retain additional professionals as deemed necessary.

We currently expect to emerge from Chapter 11 in September 2014; however, this will be contingent upon numerous factors, many of which are out of our control. Major factors include obtaining the Court’s approval of the Plan and obtaining a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Prepackaged Case. The Plan will determine the rights and satisfaction of claims of various creditors and security holders.

Credit Agreement Waivers and Entery into Restructuring Support Agreement

As further described in Note 5, the Fourth Amended and Restated Credit Facility (as defined in Note 5 and also referred to herein as the “Credit Agreement”), the Company has financial covenants that began in 2013 and become increasingly restrictive each quarter. The covenants are primarily driven by the calculation of Credit Agreement EBITDA for the trailing twelve month periods, which is driven by charter hire rates. The Company met all of its covenants in 2013, other than the maximum leverage ratio at December 31, 2013. That ratio was exceeded primarily due to a recognized loss of $8.2 million on the Company’s shares of Korea Lines Corporation (“KLC”) during the fourth quarter of 2013, as further described below under “Korean Line Corporation”. The Company failed to meet both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at March 31, 2014 and at June 30, 2014 and expects to fail both at their respective compliance measurement dates throughout the remainder of 2014.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014, from the Consenting Lenders (as defined below). The Waivers were to expire on June 30, 2014 and did not cover prospective violations for any covenant measurement date or period after March 31, 2014.

Under the terms of the Waivers, the Consenting Lenders agreed to waive until June 30, 2014 (the “Outside Termination Date”) certain potential events of default, subject to the Company's compliance with the terms, conditions and milestones as set forth in the Waiver. On April 15, 2014, the Company and the Consenting Lenders entered into Amendment No. 1 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders. Pursuant to Amendment No. 1, the milestone requiring the Company and the Consenting Lenders to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement (a "Restructuring") and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms was extended from April 15, 2014 to April 30, 2014.

On April 30, 2014, the Company and the Consenting Lenders entered into Amendment No. 2 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders.  Pursuant to Amendment No. 2, the milestone requiring the Company and the Consenting Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms was extended from April 30, 2014 to May 15, 2014.

On May 15, 2014, the Company and the Consenting Lenders entered into Amendment No. 3 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders.  Pursuant to Amendment No. 3, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms was extended from May 15, 2014 to May 31, 2014.

On May 31, 2014, the Company and the Consenting Lenders entered into Amendment No. 4 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders. Pursuant to Amendment No. 4, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms was extended from May 31, 2014 to June 5, 2014.

On June 5, 2014, the Company and the Consenting Lenders entered into Amendment No. 5 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders. Pursuant to Amendment No. 5, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms, was extended from June 5, 2014 to June 27, 2014.

As consideration for the Consenting Lenders’ agreement to enter into Amendment No. 5 and extend the milestone referred to above, the Amendment provided for a one-time forbearance fee payable to each Lender entering into Amendment No. 5 (the “Forbearance Fee”), the form of which to be determined by the Company, and the payment of which to be deferred, in accordance with the terms of Amendment No. 5.  In addition, Amendment No. 5 provided that following the request of either the Company or the majority of the holders of the warrants to purchase common stock of the Company (the “Warrants”) issued under the Warrant Agreement, dated as of June 20, 2012, between the Company and the other parties thereto (the “Warrant Agreement”), the Company and Lenders constituting a majority of the holders of the Warrants would amend certain of the provisions of the Warrant Agreement to eliminate the conditions restricting the exercise of the Warrants then outstanding, such that the Warrants would be immediately exercisable.  Upon the entry into such amendment, the Forbearance Fee would be forfeited.

On June 27, 2014, the Company and the Consenting Lenders entered into Amendment No. 6 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders. Pursuant to Amendment No. 6, (a) the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms, was extended from June 27, 2014 to July 15, 2014 and (b) the Outside Termination Date restriction was eliminated. In addition, the Company determined that it would not make the scheduled June 30, 2014 interest payment under the Credit Agreement, and the Consenting Lenders agreed, pursuant to Amendment No. 6, to forbear from exercising any rights or remedies with respect to this otherwise due interest payment until the termination of the forbearance period afforded by the Waiver. Interest was to continue to accrue on the unpaid interest payment during the period of forbearance at the penalty rate specified in the Credit Agreement.

On July 2, 2014, Eagle Bulk Shipping Inc. and certain of the Company’s lenders under its Credit Agreement (such lenders constituting “Majority Holders” under the Warrant Agreement), entered into Amendment No. 1 To Warrant Agreement (the “Warrant Amendment”), to amend certain of the terms of the Warrant Agreement, under which the Company issued the Warrants. One-third of the Warrants were exercisable immediately on the issue date thereof, the next third of the Warrants were exercisable when the price of the Company's common stock reached $10.00 per share (subject to certain customary adjustments in the event of stock splits, reverse stock splits and certain distributions to all holders of common stock) or when certain other events occurred (the “Trigger Price B Warrants”), and the last third of the warrants were exercisable when the price of the Company's common stock reached $12.00 per share (subject to the aforementioned adjustments) or when certain other events occurred (the “Trigger Price C Warrants”).

The Warrant Amendment eliminated the conditions restricting the exercise of the Trigger Price B Warrants and the Trigger Price C Warrants held by lenders under the Credit Agreement (collectively, the “Lender Warrants”), including the minimum share price conditions described above, such that all such Lender Warrants were immediately exercisable. The Warrant Amendment also included a prohibition on the trade or transfer by any such lender of its Warrants, or shares of common stock received upon exercise thereof, except in connection with a transfer of such lender’s loans under the Credit Agreement, for so long as the Waiver, as it may be amended or modified from time to time, or any successor agreement thereto, is in effect. In accordance with the terms of the Waiver Amendment, the Forbearance Fee was forfeited by the Consenting Lenders contemporaneously with the entry into the Warrant Amendment.

On July 15, 2014, the Company and the Consenting Lenders entered into Amendment No. 7 to the Waiver to facilitate continued discussions between the Company and the Consenting Lenders. Pursuant to Amendment No. 7, the milestone requiring the Company and the Majority Lenders to (i) agree on terms of a Restructuring and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms, was extended from July 15, 2014 to August 5, 2014.

On August 6, 2014, the Company and each of its direct and indirect subsidiaries entered into the Restructuring Support Agreement described below with the Consenting Lenders (“the Consenting Lenders”).

The Company’s Credit Agreement is described further in Note 5 to the consolidated financial statements.

As we would have been in default of the maximum leverage ratio at December 31, 2013 and with both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at June 30, 2014 in the absence of the receipt of a waiver and it is probable that without further waivers or modifications to the Credit Agreement that we will not be in compliance with the maximum leverage ratio and the minimum interest coverage ratio for periods on or after June 30, 2014, we have classified our debt as current at December 31, 2013 and June 30, 2014.

Restructuring Support Agreement and Plan of Reorganization

Pursuant to the terms of the Restructuring Support Agreement, the Company agreed to propose the Plan which provides for, among other things:

●

entry into a new senior secured credit facility (the “Exit Financing Facility”) upon the consummation of the Plan, which is anticipated to be in an amount of $275 million (inclusive of a $50 million revolving credit facility);

●	the cancellation of all equity interests in the Company;
●

exchange of the loans under the Credit Agreement for (i) new shares of the reorganized Company’s common stock (the “New Eagle Equity”) equal to 99.5% of the total outstanding New Eagle Equity, subject to dilution by the MIP and the Equity Warrants (each as defined below), and (ii) cash (the “Lender Cash Distribution”);

●	the unimpairment of all general unsecured creditors’ claims under section 1124 of the Bankruptcy Code;
●

the current holders of the Company’s common stock (other than the Consenting Lenders on account of shares received upon conversion of the Amended Lender Warrants (as defined in the Plan)) receiving (i) shares equal to 0.5% of the total outstanding New Eagle Equity (subject to dilution by the MIP and the Equity Warrants), and (ii) warrants for 7.5% of the total outstanding New Eagle Equity (subject to dilution by the MIP) exercisable at any time for a period of seven years from the effective date of the Plan at the exercise price per share set forth in the Plan (the “Equity Warrants”); and

●

the establishment of a management equity incentive plan (the “MIP”) reserving certain common stock of the reorganized Company pursuant to which senior management and certain other employees of the reorganized Company will receive the following: (i) 2% of the shares of the New Eagle Equity (on a fully diluted basis), and (ii) the following stock options: (A) seven-year stock options to acquire 2.5% of the New Eagle Equity (on a fully diluted basis) based on a total implied equity value equal to (x) $900 million (the “Plan Enterprise Value”) minus (y) the amount of debt incurred, as of the effective date of the Plan, under the Exit Financing Facility, and (B) seven-year stock options to acquire 3.0% of the New Eagle Equity (on a fully diluted basis) based on a total implied equity value equal to (x) 130.2% times the Plan Enterprise Value minus (y) the amount of debt incurred, as of the effective date of the Plan, under the Exit Financing Facility, each of the foregoing to vest over a four year schedule through 25% annual installments commencing on the first anniversary of the consummation of the Restructuring. The MIP also provides that an additional amount of no less than 2.5% of New Eagle Equity (on a fully diluted basis), subject to upward adjustment as may be agreed by the Company and the Majority Consenting Lenders prior to the effective date of the Plan, will also be reserved for future issuance at the discretion of the reorganized Company’s new board of directors.

The Plan also provides for certain releases of various parties by holders of claims against and equity interests in Eagle Bulk Shipping Inc.  Additional information regarding these releases can be found by reference to Article VI.J.2 of the Plan and Section VI.D.8(b) of the Disclosure Statement;

The Restructuring Support Agreement may be terminated by any Consenting Lender, as to its own obligations, upon the occurrence of certain events, including: (i) the Company’s failure to meet the milestones under the Restructuring Support Agreement unless such failure is due to a fault on the part of a Consenting Lender; (ii) the Company’s material breach of the Restructuring Support Agreement that remains uncured for the specified period; (iii) the Company’s or any of its subsidiaries’ breach of any representation, warranty, covenant or obligation under the Restructuring Support Agreement that could reasonably be expected to have a material adverse impact on the restructuring contemplated by the Restructuring Support Agreement or the consummation thereof which remains uncured for the specified period; (iv)(A) the occurrence of an Event of Default under (and as defined in) the Credit Agreement (other than specified defaults or an Event of Default triggered as a result of the commencement or pendency of the Prepackaged Case) or the DIP Loan Facility or (B) a violation of the Company’s obligations under the interim and final financing orders contemplated by the Restructuring Support Agreement, in each case that remains uncured in accordance with the terms set forth therein; (v) the entry by the Court of certain specified orders; (vi) the Company or any of its subsidiaries amends or modifies the “Definitive Documentation” (as defined in the Restructuring Support Agreement) unless such amendment or modification is consistent with the Restructuring Support Agreement or reasonably acceptable to the Majority Consenting Lenders (as defined in the Restructuring Support Agreement); (vii) the board of directors of the Company or any of its subsidiaries authorizes and pursues an alternative transaction other than the Plan (an “Alternative Transaction”), or any of the Company or its subsidiaries publicly supports an Alternative Transaction or files a motion seeking authority to sell any material assets, without the prior consent of the Majority Consenting Lenders; (viii) the issuance by any governmental authority of any ruling enjoining the substantial consummation of the restructuring contemplated by the Restructuring Support Agreement, subject to certain exceptions; (ix) the filing by the Company or any of its subsidiaries of any motion for relief seeking certain specified actions; (x) the amount or terms of the Exit Financing Facility (as defined below) differ in a meaningful way from the terms of the third-party exit financing proposal referenced in the Restructuring Support Agreement; or (xi) the effective date of the Plan shall not have occurred by November 30, 2014 (provided that, notwithstanding anything to the contrary in the Restructuring Support Agreement, the termination rights specified in clauses (x) and (xi) may not be amended, waived or otherwise modified without the consent of such affected Consenting Lender).

The Restructuring Support Agreement provides for a cash fee to the Consenting Lenders in exchange for their entry into the Restructuring Support Agreement in an amount equal to 3% of each Consenting Lender’s principal amount of loans under the Credit Agreement (the “RSA Fee”). The payment of the RSA fee will be deferred during the duration of the Restructuring Support Agreement, and is deemed automatically cancelled and forfeited by each Consenting Lender in certain events, including upon the consummation of the restructuring contemplated by the Restructuring Support Agreement or a breach by such Consenting Lender of its obligations under the Restructuring Support Agreement. The Company may elect to convert the RSA Fee into PIK Loans (as defined in the Credit Agreement), provided that if the Restructuring Support Agreement is terminated by virtue of the Company’s entry into and consummation of an Alternative Transaction, then the RSA Fee will be paid in cash upon the substantial consummation of such Alternative Transaction.

The Plan and accompanying disclosure statement are subject to revision in response to potential objections and the requirements of the Bankruptcy Code or the Court. There can be no assurance that the Company will be able to secure approval for the Plan or disclosure statement from the Court. In the event the Company does not secure approval of the Plan, and if the Company’s Chapter 11 proceedings are subsequently dismissed, the outstanding principal and interest pursuant to the Credit Agreement could become immediately due and payable.

Korea Lines Corporation

Since 2007 the Company has had a chartering agreement with Korea Line Corporation (“KLC”). KLC experienced financial troubles beginning in 2011 and failed to meet its contractual obligations to the Company. Since 2011, KLC and the Company had modified the terms of its charter agreement a number of times; however, KLC continued to experience financial difficulties. In the first quarter of 2013, a comprehensive termination agreement between the Company and KLC became effective, as the settlement effectively terminated the charters with KLC. The Company received a cash payment of $10.3 million; released $3.5 million of bunker liabilities to KLC; released an aggregate $3.6 million balance related to KLC deferred revenue; released a $10.1 million balance related to the KLC unamortized fair value of charters below and above contract value; received. KLC shares valued at $5.9 million; and received a note receivable valued at $2.7 million. The total aggregate consideration related to the KLC termination agreement was $36.1 million of which the Company recorded revenue associated with the termination of $32.8 million, related to amounts previously owed but not recognized, and a termination gain of $3.3 million.

On May 9, 2013 the 538,751 additional KLC common shares were issued to the Company and were released from the Korean Securities Depository on November 11, 2013. These shares replaced the note receivable recorded pursuant to the January 3, 2013, termination agreement. The fair market value of the shares upon issuance was in excess of the fair value of the receivable. As a result, we recorded an incremental gain of $25.6 million in the second quarter of 2013. Subsequent to June 30, 2013, the Company received payment on the remaining note receivable.

As of December 31, 2013 and June 30, 2014, the Company’s sole remaining interest in KLC is an investment in capital stock.

The KLC investment is designated as Available For Sale (“AFS”) and is reported at its fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”).The fair value of KLC shares are determined from the market price as quoted on the Korean Stock Exchange and by converting the South-Korean Won (”KRW”) extended value into USD with the exchange rate applicable on date of conversion. The Company reviews the investment in KLC for impairment on quarterly basis.

As of March 31, 2013, September 30, 2013 and December 31, 2013, the change in the fair value of our KLC investment was considered as other-than-temporary, and therefore the Company recorded non-cash impairment losses of $3.0 million, $7.3 million and $8.2 million, respectively, in other expenses in the first, third and fourth quarters of 2013, respectively. KLC stock has been trading in a narrow band since December 31, 2013 with limited volatility during the first two quarters of 2014. As a result, we concluded that as of March 31, 2014 and June 30, 2014, the change in the fair value of the KLC investment is “temporary,” and the Company recorded an unrealized loss of $2.1 million as of March 31, 2014 and an unrealized gain of $1.4 million as of June 30, 2014 in shareholders’ equity as a component of Accumulated Other Comprehensive Income. No impairment charges were recognized for the six months ended June 30, 2014.

Corporate Information

We maintain our principal executive offices at 477 Madison Avenue, New York, New York 10022. Our telephone number at that address is (212) 785-2500. Our website address is www.eagleships.com. Information contained on or accessible through our website does not constitute part of this Quarterly Report.

Strategy

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: the Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over Panamax and Capesize vessels;

(2)

balance our revenues between mid-term time charters, short-term time charters, voyage charters and pool arrangements to maximize our financial performance throughout shipping cycles. The Company has been executing its commercial strategy by trading primarily in the spot market through, voyage charters, short time charters, index charters, and pool charters. We have entered into either time charter, or voyage charter employment, or pool contracts for all the vessels in our operating fleet. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters, voyage charters and pool contracts provide us with revenue upside as the market improves. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates when appropriate.

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

Information on our Fleet

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of June 30, 2014:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Mar 2015	Pool (5)

Bittern	2009	57,809	Mar 2015	Pool (5)

Canary	2009	57,809	Jan 2015	Pool (5)

Cardinal	2004	55,362	July 2014	$7,500(2)

Condor	2001	50,296	Sep 2014 to Nov 2014	$13,500(2)

Crane	2010	57,809	Mar 2015	Pool (5)

Crested Eagle	2009	55,989	Jul 2014	$10,750

Crowned Eagle	2008	55,940	Nov 2014	Index(3)

Egret Bulker	2010	57,809	Dec 2014	Pool (5)

Falcon	2001	50,296	Aug 2014 to Oct 2014	$11,700(2)

Gannet Bulker	2010	57,809	Jul to Aug 2014	$6,750(2)

Golden Eagle	2010	55,989	Jul 2014	$8,750(2)

Goldeneye	2002	52,421	Jul 2014	$6,200(2)

Grebe Bulker	2010	57,809	Nov 2014	Pool (5)

Harrier	2001	50,296	Jul 2014	$5,000(2)

Hawk I	2001	50,296	Nov 2014	Index(3)

Ibis Bulker	2010	57,775	Dec 2014	Pool (5)

Imperial Eagle	2010	55,989	Aug 2014	Index (3)
Jaeger	2004	52,248	Aug 2014	Voyage(2)

Jay	2010	57,802	July 2014	$10,550(2)

Kestrel I	2004	50,326	July 2014	$8,150(2)

Kingfisher	2010	57,776	Mar 2015	Pool (5)

Kite	1997	47,195	July 2014	$7,500(2)

Kittiwake	2002	53,146	Jul 2014	Voyage(2)

Martin	2010	57,809	Oct 2014	Pool (5)

Merlin	2001	50,296	Jul 2014 to Sep 2014	$11,500(2)

Nighthawk	2011	57,809	Dec 2014	Pool (5)

Oriole	2011	57,809	Nov 2014	$9,850

Osprey I	2002	50,206	Jul to Aug 2014	$8,750(2)

Owl	2011	57,809	Jul 2014	$9,500(2)

Peregrine	2001	50,913	Jul 2014	$8,000(2)

Petrel Bulke	2011	57,809	Jul 2014	$17,650(4) (with 50% profit share over $20,000)

Puffin Bulker	2011	57,809	Jul 2014	$7,500(2)

Redwing	2007	53,411	Jul 2014	$9,300(2)

Roadrunner Bulker	2011	57,809	Aug 2014	$17,650(4) (with 50% profit share over $20,000)

Sandpiper Bulker	2011	57,809	Jul 2014	$17,650(4) (with 50% profit share over $20,000)

Shrike	2003	53,343	Jul 2014	$8,250(2)

Skua	2003	53,350	Sept 2014	$12,500

Sparrow	2000	48,225	Jul 2014	Drydock(6)

Stellar Eagle	2009	55,989	Jul 2014	$6,650

Tern	2003	50,200	Jul 2014	Voyage

Thrasher	2010	53,360	Oct 2014	Index(3)

Thrush	2011	53,297	Jan 2015	Pool (5)

Woodstar	2008	53,390	Jul to Aug 2014	$5,600(2)

Wren	2008	53,349	Jul 2014	Voyage(2)

(1)

The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 5.00%, to third party ship brokers.

(2)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months or a voyage charter.
(3)	Index, an average of the trailing Baltic Supramax Index.
(4)	The charterer has an option to extend the charter by two periods of 11 to 13 months each.
(5)	These vessels are operating in a dry bulk pool for a period between 8 to 14 months.
(6)	Upon conclusion of Drydocking, the vessel will commence short term time charter for up to six months.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate, obtain financing and insurance for, the purchase and sale of vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. We have established an in-house technical management function and engage a third party technical manager that performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of sixty-three shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provides the following services:

•     commercial operations and technical supervision;

•     safety monitoring;

•     vessel acquisition; and

•     financial, accounting and information technology services.

Technical Management

The technical management of a portion of our fleet is provided by our unaffiliated third party technical manager, V Ships Management Ltd., which is one of the world's largest providers of independent ship management and related services. During the 2013 fiscal year we transferred all the vessels historically managed by Anglo Eastern International Ltd. to our in-house technical management. We established in-house technical management capabilities, through which we provide technical management services to a majority of our vessels, in addition to establishing a vessel management bench-mark with V Ships Management Ltd., the external technical manager. We review the performance of the technical manager on an annual basis and may add or change technical managers.

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

Our third-party technical manager is paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the six-month periods ended June 30, 2014 and 2013, the technical management fee averaged $10,708 and $10,315 per vessel per month, respectively. Management fees paid to our third-party technical manager is recorded under Vessel Expenses.

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

We believe that as of June 30, 2014, each of our vessels has a basic market value below its carrying value, and this aggregate difference represents the approximate analysis of the amount by which we believe we would have to reduce our net income if we sold all of such vessels in the current environment, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy. We believe that the aggregate carrying value of our vessels as of June 30, 2014 exceeds their aggregate basic charter-free market value by approximately $700 million.

Upon emergence from bankruptcy, the Company will record the effects of its reorganization plan and expects to apply ‘fresh start’ accounting whereby its balance sheet items will be adjusted to their fair values.

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

Results of Operations for the three and six month periods ended June 30, 2014 and 2013:

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Ownership Days	4,095	4,095	8,145	8,145
Available Days	4,065	4,053	8,061	8,083
Operating Days	3,996	4,044	7,933	8,036
Fleet Utilization	98.3%	99.8%	98.4%	99.4%

 In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations.

•               Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days for the six month period ended June 30, 2014 were the same as the corresponding period in 2013.

•               Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

•               Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six-month periods ended June 30, 2014, the Company completed drydocking three vessels while one other vessel was still in drydocking as of June 30, 2014. During the six-month periods ended June 30, 2013, the Company drydocked two vessels.

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

Gross time and voyage charter revenues in the quarter ended June 30, 2014 were $44,194,434, compared with $45,842,553 recorded in the comparable quarter in 2013. The decrease in revenue is attributable to lower charter rates earned by the fleet in the quarter ended June 30, 2014. Brokerage commissions incurred on revenues earned in the quarter ended June 30, 2014 and 2013 were $1,814,375 and $1,602,408, respectively. Commission expense increased due to the increase in pool administration fees. Net revenues during the quarter ended June 30, 2014 and 2013, were $42,380,059 and $44,240,145, respectively.

Gross time and voyage charter revenues in the six-month period ended June 30, 2014 were $92,054,896, compared with $119,461,544 recorded in the comparable period in 2013. The decrease in revenue is attributable to the settlement agreement with KLC, pursuant to which the Company recognized revenue of approximately $32.8 million in the quarter ended March 31, 2013, offset by higher charter rates earned by the fleet in the six-month period ended June 30, 2014. Gross revenues recorded in the six-month period ended June 30, 2013, included $10,280,559 relating to the non-cash amortization of fair value below contract value of time charters acquired of which $10,106,247 relates to the KLC settlement agreement in the quarter ended March 31, 2013. The remaining $174,312 related to contracts not associated with KLC and happened to also fully amortize during Q1-2013. Brokerage commissions incurred on revenues earned in the six-month period ended June 30, 2014 and 2013 were $3,879,446 and $2,999,046, respectively. Net revenues during the six-month period ended June 30, 2014 and 2013, were $88,175,450 and $116,462,498, respectively.

Voyage expenses

To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the owner. Voyage expenses for the three-month period ended June 30, 2014 were $3,480,036, compared to $7,400,902 in the comparable quarter in 2013. Voyage expenses for the six-month period ended June 30, 2014 were $7,317,315, compared to $15,605,559 in the comparable period in 2013.

Vessel Expenses

Vessel expenses for the three-month period ended June 30, 2014 were $24,512,637, compared to $20,833,766 in the comparable quarter in 2013. The increase is attributable primarily to the increased spending required for repairs and related spares. Vessel expenses for the three-month period ended June 30, 2014 included $23,037,019 in vessel operating costs and $1,475,618 in technical management fees. Vessel expenses for the comparable period in 2013 included $19,441,049, in vessel operating costs and $1,392,717 in technical management fees.

Vessel expenses for the six-month period ended June 31, 2014 were $47,090,155, compared to $41,328,178 in the comparable quarter in 2013. The increase is attributable primarily to the increased spending required for repairs and related spares. Vessel expenses for the six-month period ended June 30, 2014 included $44,150,899 in vessel operating costs and $2,939,256 in technical management fees. Vessel expenses for the comparable period in 2013 included $38,549,507, in vessel operating costs and $2,778,671 in technical management fees.

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

Depreciation and Amortization

For the three-month periods ended June 30, 2014 and 2013, total depreciation and amortization expense was $19,353,495 and $19,159,955, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2014 includes $18,540,832 of vessel and other fixed assets depreciation, and $812,663 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended June 30, 2013 were $18,710,648 of vessel and other fixed assets depreciation and $449,307 of amortization of deferred drydocking costs. The increase in depreciation and amortization expense is attributable to higher drydock amortization.

For the six-month periods ended June 30, 2014 and 2013, total depreciation and amortization expense was $38,431,308 and $38,096,532, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2014 includes $36,954,796 of vessel and other fixed assets depreciation, and $1,476,512 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended June 31, 2013 were $37,225,738 of vessel and other fixed assets depreciation and $870,794 of amortization of deferred drydocking costs. The increase in depreciation and amortization expense is attributable to higher drydock amortization.

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

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our Credit Agreement and are amortized over the life of the facility. In connection with the Fourth Amended and Restated Credit Facility entered into on June 20, 2012, the Company recorded $11,829,673 in deferred financing costs and a fair value of the Warrant Shares of $7,241,743 that amortize over the life the term credit agreement. For the three-month periods ended June 30, 2014 and 2013, the amortization of deferred financing costs allocated to the vessels in operation was $10,219,778 and $2,089,570, respectively. For the six-month periods ended June 30, 2014 and 2013, the amortization of deferred financing costs allocated to the vessels in operation was $12,235,555 and $4,164,908, respectively. As a result of the Company’s filing of the voluntary Prepackaged Case under the Bankruptcy Code with the Court, (See Note 1), a prorated amount of $8,187,351 was written-off to interest expense in the current quarter. The unamortized balance as of June 30, 2014 is $4,042,989.

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

General and administrative expenses for the three-month periods ended June 30, 2014, and 2013, were $3,143,152 and $4,815,997, respectively. These general and administrative expenses include a non-cash compensation component of $288,617 and $1,810,183, respectively. The decrease in general and administrative expenses for the three-month period ended June 30, 2014 compared to the comparable period in 2014, is primarily attributable to a reduction in non-cash compensation expenses.

General and administrative expenses for the six-month periods ended June 30, 2014, and 2013, were $6,266,085 and $7,932,334, respectively. These general and administrative expenses include a non-cash compensation component of $568,360 and $3,765,574, respectively. The decrease in general and administrative expenses for the six-month period ended June 30, 2014 compared to the comparable period in 2014, is primarily attributable to a reduction in non-cash compensation expenses.

Reorganization Expenses Due to Bankruptcy

Include professional fees directly related to the filing of the Prepackaged Case which were incurred in the reorganization process. Certain reorganization expenses are contingent upon the approval of a plan of reorganization by the Bankruptcy Court and include cure costs and success fees. The Company is currently aware of certain success fees that potentially could be paid upon the Company’s emergence from bankruptcy to third party financial advisors retained by the Company in connection with the PRepackaged Case. As no plan of reorganization has been confirmed by the Court, no accrual for such contingent payments has been recorded in the accompanying consolidated financial statements. Reorganization expenses of $8,172,741 were incurred for the three months ended June 30, 2014 of which $7,368,652 was paid.

CREDIT AGREEMENT EBITDA

EBITDA represents operating earnings before extraordinary items, depreciation and amortization, interest expense, and income taxes, if any. EBITDA is included because it is used by certain investors to measure a company's financial performance. Credit Agreement EBITDA is presented to provide additional information with respect to the Company’s ability to satisfy its obligations including debt service, capital expenditures, and working capital requirements. While EBITDA is frequently used as a measure of operating results and the ability to meet debt service requirements, the definition of Credit Agreement EBITDA used herein may not be comparable to that used by other companies due to differences in methods of calculation. EBITDA and Credit Agreement EBITDA are not items recognized by U.S. GAAP and should not be considered a substitute for net income, cash flow from operating activities and other operations or cash flow statement data prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity.

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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Loss	$(44,660,059)	$(3,039,067)	$(67,249,945)	$(1,664,797)
Interest Expense	28,380,928	20,689,110	48,154,547	41,228,145
Depreciation and Amortization	19,353,495	19,159,955	38,431,308	38,096,532
Amortization of fair value (below) above market of time charter acquired	-	-	-	(10,280,560)
EBITDA	3,074,364	36,809,998	19,335,910	67,379,320
Adjustments for Exceptional Items
Non-cash Compensation Expense (1)	288,617	1,810,183	568,360	3,765,574
Credit Agreement EBITDA	$3,362,981	$38,620,181	$19,904,270	$71,144,894

(1)  Stock based compensation related to stock options and restricted stock units.

Effects of Inflation

 We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities during the six-month period ended June 30, 2014 was $593,725, compared with net cash provided by operating activities of $1,513,647 during the corresponding six-month period ended June 30, 2013.

Net cash used in investing activities during the six-month period ended June 30, 2014, was $186,201, compared with net cash provided by investing activities of $113,926 during the corresponding six-month period ended June 30, 2013.

Net cash used by financing activities during the six-month period ended June 30, 2014 was none, compared with net cash used in financing activities of $126,535 during the corresponding six-month period ended June 30, 2013.

As of June 30, 2014, our cash balance was $20,090,248, compared to a cash balance of $19,682,724 at December 31, 2013. Also recorded in Restricted Cash is an amount of $66,243, which collateralizes letters of credit relating to our office leases.

At June 30, 2014, the Company’s debt consisted of $1,129,478,741 in term loans and $59,368,891 paid-in-kind loans.

Bankruptcy Filing

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant under its Credit Agreement as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers were extended through August 5, 2014, subject to certain conditions and the satisfaction of certain milestones as described below. Given the uncertainty as to whether the Company would be able to comply with the terms of the Waivers within the time frames provided, the Company has concluded that there is substantial doubt about its ability to continue as a going concern and such doubt would remain throughout the bankruptcy process and until such time the Company was able to demonstrate that it had sufficient cash flows to meet its ongoing needs. To address this risk of being able to continue as a going concern, the Company undertook negotiations with its lenders to provide longer term covenant relief or to restructure its balance sheet and capital structure. The financial statements have been prepared assuming the Company will continue as a going concern.

On August 6, 2014, the Company entered into the Restructuring Support Agreement with lenders constituting the “Majority Lenders” (as such term is defined in the Credit Agreement) under the Credit Agreement (the “Consenting Lenders”), which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed the Prepackaged Case under the Bankruptcy Code with the Court. The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries, and is being administered under the caption In re Eagle Bulk Shipping Inc., Case No. 14-12303. Through the Prepackaged Case, the Company seeks to implement a balance sheet restructuring pursuant to the terms of the Plan filed with the Court. The Company will continue to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

As part of the Prepackaged Case, the Company obtained debtor-in-possession financing (the “DIP Loan Facility”), as further described below, pursuant to interim authorization from the Court. The Company plans to fund its ongoing operations through available borrowings under our DIP Loan Facility as well as cash generated from operations.

We currently expect to emerge from Chapter 11 in September 2014; however, this will be contingent upon numerous factors, many of which are out of our control. Major factors include obtaining the Court’s approval of the Plan and obtaining a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Prepackaged Case. The Plan will determine the rights and satisfaction of claims of various creditors and security holders.

Liquidity

Pursuant to the terms of the Credit Agreement, the Company has financial covenants that began in 2013 and become increasingly restrictive each quarter. The covenants are primarily driven by the calculation of Credit Agreement EBITDA for the trailing twelve month periods, which is driven by charter hire rates. The Company met all of its covenants in 2013, other than the maximum leverage ratio at December 31, 2013. That ratio was exceeded primarily due to a recognized loss of $8.2 million on the Company’s shares of KLC during the fourth quarter of 2013. The Company failed to meet both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at March 31, 2014 and at June 30, 2014 and expects to fail both at their respective compliance measurement dates throughout the remainder of 2014.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant under the Credit Agreement as of December 31, 2013 and the violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014, from the Consenting Lenders. The Waivers were to expire on June 30, 2014 and did not cover prospective violations for any covenant measurement date or period after March 31, 2014. The Waivers were extended through August 5, 2014, as further described above.

The Company determined that it would not make the scheduled June 30, 2014 interest payment under the Credit Agreement, and the Consenting Lenders agreed, pursuant to Amendment No. 6 to the Waivers, to forbear from exercising any rights or remedies with respect to this otherwise due interest payment until the termination of the forbearance period afforded by the Waiver. Interest was to continue to accrue on the unpaid interest payment during the period of forbearance at the penalty rate specified in the Credit Agreement.

On July 2, 2014, Eagle Bulk Shipping Inc. (the “Company”) and certain of the Company’s lenders under its Credit Agreement (such lenders constituting “Majority Holders” under the Warrant Agreement (as defined below)), entered into Amendment No. 1 To Warrant Agreement (the “Warrant Amendment”), to amend certain of the terms of the Warrant Agreement, under which the Company issued the Warrants. One-third of the Warrants were exercisable immediately on the issue date thereof, the next third of the Warrants were exercisable when the price of the Company's common stock reached $10.00 per share (subject to certain customary adjustments in the event of stock splits, reverse stock splits and certain distributions to all holders of common stock) or when certain other events occurred (the “Trigger Price B Warrants”), and the last third of the warrants were exercisable when the price of the Company's common stock reached $12.00 per share (subject to the aforementioned adjustments) or when certain other events occurred (the “Trigger Price C Warrants”).

The Warrant Amendment eliminated the conditions restricting the exercise of the Trigger Price B Warrants and the Trigger Price C Warrants held by lenders under the Credit Agreement (collectively, the “Lender Warrants”), including the minimum share price conditions described above, such that all such Lender Warrants were immediately exercisable. The Warrant Amendment also included a prohibition on the trade or transfer by any such lender of its Warrants, or shares of common stock received upon exercise thereof, except in connection with a transfer of such lender’s loans under the Credit Agreement, for so long as the Waiver, as it may be amended or modified from time to time, or any successor agreement thereto, is in effect. In accordance with the terms of the Waiver Amendment, the Forbearance Fee was forfeited by the Consenting Lenders contemporaneously with the entry into the Warrant Amendment.

On August 6, 2014, the Company and each of its direct and indirect subsidiaries entered into the Restructuring Support Agreement described above with the Consenting Lenders.

The Fourth Amended and Restated Credit Agreement

On June 20, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement to its credit facility agreement, dated as of October 19, 2007, as amended up to the date thereof (the “Credit Agreement”), which, among other things, (i) permanently waives any purported defaults or events of defaults that were the subject of a temporary waiver under the Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, including any alleged events of default arising from any purported breach of the minimum adjusted net worth covenant that occurred as a result of any failure to maintain the required adjusted net worth; (ii) converts the $1,129,478,741 outstanding under the revolving credit facility into a term loan; (iii) sets the maturity date as December 31, 2015, and, subject to the Company's satisfaction of certain conditions, including a collateral coverage ratio at December 31, 2015 of less than 80%, provides an option to the Company to further extend the maturity date by an additional 18 months to June 30, 2017 (the "Termination Date"); (iv) requires no mandatory repayments of principal until the Termination Date, other than a quarterly sweep of cash on hand in excess of $20,000,000 and upon the sale of vessels, additional financings or future equity raises by the Company. All amounts outstanding under the term loan will bear interest at LIBOR plus a margin that will include a payment-in-kind ("PIK") component.  The initial cash margin of 3.50% and PIK margin of 2.50% can be reduced on the basis of reduced leverage and proceeds from future equity raises by the Company.

The Credit Agreement also provides for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of June 30, 2014 the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $59,368,891 and no amount was drawn on the Liquidity Facility. In connection with the Credit Agreement, the Company recorded $11,829,673 of deferred financing costs that are amortized over the life of the term loan, including amendment and professional fees.

In addition, the Credit Agreement replaced the previously existing financial covenants and substituted them with new covenants, which requires the Company to (i) maintain a maximum leverage ratio of the term loan indebtedness, excluding the PIK loans, to Credit Agreement EBITDA (as defined in the Credit Agreement) on a trailing four quarter basis, commencing in the quarterly period ending September 30, 2013, of 13.9:1, December 31, 2013, of 12.3:1, March 31, 2014 of 10.6:1, June 30, 2014 of 9.2:1, September 30, 2014 of 8.5:1, December 31, 2014 of 8.1:1, March 31, 2015 of 7.8:1, June 30, 2015 of 7.6:1, September 30, 2015 of 7.5:1, and December 31, 2015 of 7.3:1 and, should the Termination Date be extended under the Company’s option, further declining in intervals to 6.2:1 for the quarterly period ending March 31, 2017; (ii) maintain a minimum interest coverage ratio of Credit Agreement EBITDA to cash interest expenses on a trailing four quarter basis, expressed as a percentage, commencing in the quarterly period ending June 30, 2013, of 130%, September 30, 2013, of 140%, December 31, 2013, of 160%, March 31, 2014 of 180%, June 30, 2014 of 200%, September 30, 2014 of 210%, December 31, 2014 of 220%, March 31, 2015 of 220%, June 30, 2015 of 220%, September 30, 2015 of 220%, and December 31, 2015 of 220% and, should the Termination Date be extended, further escalating in intervals to 230% for the quarterly period ending March 31, 2017; (iii) maintain free cash with the agent in one or more accounts in an amount equal to $500,000 per vessel owned directly or indirectly by the Company, provided that the unutilized amount of the liquidity facility shall be deemed to constitute free cash for these purposes; and (iv) maintain a maximum collateral coverage ratio, commencing in the quarterly period ending September 30, 2014, of 100% of the term loan indebtedness and any related swap exposure, declining in intervals to 80% for the quarterly period ending December 31, 2015 and, should the Termination Date be extended, further declining in intervals to 70% for the quarterly period ending March 31, 2017. Refer to Note 1 - General Information- Liquidity for further information regarding compliance with our covenants.

In connection with the Credit Agreement, the Company entered into a Warrant Agreement, dated June 20, 2012, pursuant to which the Company issued 3,148,584 warrants convertible on a cashless basis into shares of the Company's common stock, par value $0.01 (the "Warrant Shares"), at a strike price of $0.01 per share of common stock. One-third of the warrants are exercisable immediately, the next third of the warrants are exercisable when the price of the Company's common stock reaches $10.00 per share and the last third of the warrants are exercisable when the price of the Company's common stock reaches $12.00 per share. Unexercised warrants will expire on June 20, 2022. The Company determined the relative fair value of the Warrant Shares at $7.2 million using the Monte Carlo simulation which was performed, and the mean value was selected. The assumptions used in the Monte Carlo simulation were the underlying stock price of $2.98, risk-free rate of 1.64%, expected volatility of 79.3%, expected term of 10 years and expected dividend yield of 0%. The fair value of the warrants was recorded as deferred financing cost and amortized over of the life the term loan agreement.

On July 2, 2014, the Company and certain of the Company’s lenders under the Credit Agreement entered into Amendment No. 1 to Warrant Agreement, to amend certain of the terms of the Warrant Agreement. The Warrant Amendment eliminated the conditions restricting the exercise of the Trigger Price B Warrants and the Trigger Price C Warrants held by lenders under the Credit Agreement, including the minimum share price conditions described above, such that all such Lender Warrants were immediately exercisable. The Warrant Amendment also included a prohibition on the trade or transfer by any such lender of its Warrants, or shares of common stock received upon exercise thereof, except in connection with a transfer of such lender’s loans under the Credit Agreement, for so long as the Waiver, as it may be amended or modified from time to time, or any successor agreement thereto, is in effect. Refer to Note 1 – General Information- Liquidity for additional information. The fair value of the warrants modification of approximately $2.4 million will be recorded as financing cost in the third quarter of 2014.

Our obligations under the Credit Agreement are secured by a first priority mortgage on each of the vessels in our fleet, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to our vessels. The Credit Agreement also limits our ability to create liens on our assets in favor of other parties.

For the six months ended June 30, 2014, interest rates on the outstanding debt ranged from 3.62% to 3.73%, including a margin of 3.50% over LIBOR. The weighted average effective interest rate was 3.69%.

The commencement of the Prepackaged Case described above constitutes an event of default that accelerated the Company’s obligations under the Credit Agreement. The Credit Agreement provides that as a result of the commencement of the Prepackaged Case the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Credit Agreement are automatically stayed as a result of the commencement of the Prepackaged Case and the creditors’ rights of enforcement in respect of the Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

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

Consent and Amendment No. 1 to the Credit Agreement

On August 6, 2014, the Company entered into Consent and Amendment No. 1 (the “Credit Agreement Amendment”) to its Credit Agreement to facilitate the Company’s entry into the DIP Loan Facility (described below) and associated security agreement, pledge agreement and ship mortgages, and the granting of first-priority liens on all assets of the Company and the Guarantors (as defined below), subject to certain exceptions, and to amend the definition of “Security Period” in the Credit Agreement, the General Security Agreement, and the Pledge Agreement (as such terms are defined in the Credit Agreement).

Senior Secured Debtor-in-Possession Term Loan Agreement

On August 8, 2014, the Court entered an interim order (the “Interim Order”) authorizing the Company’s entry into the DIP Loan Facility. The Company’s entry into the DIP Loan Facility remains subject to final approval by the Court.

Following the entry of the Interim Order, on August 8, 2014, the Company entered into a senior secured debtor-in-possession term loan agreement (the “DIP Loan Facility”) among the Company, the subsidiary guarantors from time to time party thereto (the “Guarantors”), the lenders party thereto (the “DIP Lenders”), Wilmington Trust (London) Limited, as DIP Agent and Security Trustee (the “DIP Security Trustee”) and Goldman Sachs Lending Partners LLC, as Sole Bookrunner and Sole Lead Arranger.

The DIP Loan Facility has a nine-month term, subject to a three month extension at the option of the Company (the “Extension Option”) provided no default or Event of Default has occurred thereunder and upon payment by the Company of an extension fee to the DIP Lenders equal to 0.75% of each DIP Lender’s commitment thereunder, unless prior to the end of such nine month period, the Plan is confirmed pursuant to an order entered by the Court, in which case, the DIP Loan Facility will terminate on the date of such confirmation. The amount committed and made available under the DIP Loan Facility is $50 million, of which $25 million is available following the entry of the Interim Order. The DIP Loan Facility bears interest at a rate of LIBOR plus an applicable margin of (i) 5.00% or (ii) upon the exercise of the Extension Option, 7.00%.

The DIP Loan Facility has a minimum liquidity covenant of $22.5 million and a maximum capital expenditures covenant, each tested as of the end of each fiscal monthly period, and a budget compliance covenant tested on a rolling four-week look-back basis, commencing with the four-week period ending August 29, 2014 and on each four week anniversary of such date.

The DIP Loan Facility is secured by first-priority liens on all assets of the Company and the Guarantors for the benefit of the secured parties thereunder (the “DIP Loan Secured Parties”), except for such assets as otherwise provided for in the Court order related to the DIP Loan Facility, and subject to certain exceptions and permitted liens.

Sources of funds

Prior to the commencement of the Prepackaged Case, our principal sources of funds had been operating cash flows and long-term bank borrowings. Our principal use of funds had been capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments of interest on outstanding loan facility. Historically, we had also used funds to pay dividends. Commencing with the fourth quarter of 2008, our board of directors determined to suspend the payment of a dividend to our shareholders to increase cash flow, optimize financial flexibility and enhance internal growth. We currently do not plan to resume the payment of dividends. Moreover, pursuant to restrictions under our existing debt instruments and laws of the Republic of Marshall Islands, we are prohibited from paying dividends except under certain circumstances, including there being no default or breach of a loan covenant, and limitations on the amount of dividends we can pay depending on the amount of cumulative cash flows and surplus. Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.

Our current liquidity needs arise primarily from drydocking for our vessels, and working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity during the pendency of the Prepackaged Case will be cash flow from operations, cash on hand and any funds made available to us in our restructuring, including through the DIP Loan Facility described above. We expect that after the effective date of any plan of reorganization, our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity after such effective date will be cash flow from operations, cash on hand and funds available under any exit financing.

Notwithstanding the impact of the Prepackaged Case on our liquidity, including the stay of payments on our obligations, our current and future liquidity will greatly depend upon our operating results. Our ability to continue to meet our liquidity needs is subject to and will be affected by cash utilized in operations, including our ongoing reorganization activities, the economic or business environment in which we operate, weakness in shipping industry conditions, the financial condition of our customers, vendors and service providers, our ability to comply with the financial and other covenants of any post-restructuring indebtedness, our ability to reorganize our capital structure under bankruptcy court supervision in the Prepackaged Case, and other factors. Furthermore, as a result of the challenging market conditions we continue to face, we anticipate continued net cash used in operating activities after reorganization and capital expenditures. Additionally, the Prepackaged Case and related matters could negatively impact our financial condition.

There can be no assurance that cash on hand and other available funds will be sufficient to meet our restructuring or ongoing cash needs. For example, any further decline in charter rates would negatively impact our anticipated revenues, results of operations and cash flows. If we cannot meet our liquidity needs using cash on hand and cash from operations, or if the bankruptcy court or stakeholders in the Prepackaged Case do not approve the Plan as contemplated by the Restructuring Support Agreement, we may have to take other actions such as the sale of all or a portion of our business, pursuing additional external liquidity generating events, seeking additional financing to the extent available or reducing or delaying capital expenditures. We could also be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code.

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

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date of the next scheduled drydock. Three vessels completed drydocking in the six months ended June 30, 2014 while one other vessel was still in drydocking as of June 30, 2014.

 The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2) (in millions)
September 30, 2014	66	$1.80
December 31, 2014	66	$1.80
March 31, 2015	132	$3.60
June 30, 2015	88	$2.40

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

We commenced the Prepackaged Case to implement our balance sheet restructuring. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stays certain actions against us, including actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estate. The Plan we have filed in the Prepackaged Case, if confirmed, will provide for the treatment of allowed claims against our bankruptcy estate, including pre-petition liabilities. The treatment of such liabilities under a confirmed chapter 11 plan of reorganization is expected to result in a material adjustment to our financial statements.

From time to time, we are involved in various other disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and is incorporated by reference herein.

Item 1A – Risk Factors

Except as noted below, there have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

We may not be able to obtain confirmation of the Plan in the Prepackaged Case, or the effective date of the Plan may not occur.

In order for us to emerge successfully from the Chapter 11 Case as viable, we, like any other chapter 11 debtor, must obtain approval of the plan of reorganization from our creditors and confirmation of a plan of reorganization through the bankruptcy court, and then successfully implement the plan of reorganization. The foregoing process requires us to (i) meet certain statutory requirements with respect to the adequacy of the disclosure statement relating to the plan of reorganization, (ii) solicit and obtain creditor acceptances of the plan of reorganization and (iii) fulfill other statutory conditions with respect to the confirmation of the plan of reorganization.

There can be no assurance that the bankruptcy court will agree that the Plan meets the requirements for confirmation. Moreover, there can be no assurance that modifications to the Plan will not be required for confirmation or that such modifications would not necessitate the re-solicitation of votes to accept the Plan, as modified. Additionally, by its terms, the Plan will not become effective unless, among other things, the conditions precedent contained therein have been satisfied or waived in accordance with the terms of the Plan.

There can be no assurance as to when the effective date of any plan of reorganization will ever occur or that the conditions to the effective date contained in such plan will ever be met. The impact that a prolonging of the Prepackaged Case could have on our operations cannot be accurately predicted or quantified. The continuation of the Prepackaged Case, particularly if the Plan is not approved, confirmed, or implemented within the time frame currently contemplated, could adversely affect our operations and relationships between us and our customers and charterers, suppliers, service providers and other creditors, and result in increased professional fees and similar expenses. Failure to confirm the Plan could further weaken our liquidity position, which could jeopardize our exit from chapter 11.

Ability to maintain sufficient liquidity.

Although the Company expects to incur exit financing (the “Exit Financing Facility”) comprised of a $225 million term loan and a $50 million revolver on the effective date of the Plan, there can be no assurance that the Company will be able to obtain the Exit Financing Facility.  Moreover, consistent with the terms of the Restructuring Support Agreement, the final terms of the Exit Financing Facility must be in form and substance reasonably acceptable to the Majority Consenting Lenders (as such term is defined in the Restructuring Support Agreement).  Furthermore, under the Restructuring Support Agreement, if the final terms of the Exit Financing Facility differ in a meaningful way from the terms set forth in that certain exit financing proposal referenced in the Restructuring Support Agreement, then each lender party to the Restructuring Support Agreement shall have the option to terminate its obligations under the Restructuring Support Agreement and seek to change its vote on the Plan.  There can be no assurance that the final terms of the Exit Financing Facility will satisfy these requirements. Notwithstanding the foregoing, the Company does not intend to re-solicit votes on the Plan if the terms of the Exit Financing Facility differ from those presently contemplated, or if the Company is unable to or does not obtain Exit Financing in connection with its emergence from chapter 11, unless, in either case, a sufficient number of lenders under the Restructuring Support Agreement exercise their option to withdraw their support for the Plan and change their votes, such that the Plan no longer is supported by the requisite holders of, and amounts of, Credit Agreement claims.

Moreover, following the effective date of the Plan, the Company’s substantial indebtedness and interest expense under the Exit Financing Facility could have important consequences, including limiting the Company’s ability to use a substantial portion of its cash flow from operations in other areas of its business, including for working capital, capital expenditures, and other general business activities, because a substantial portion of these funds will be dedicated to servicing its debt. The Reorganized Company’s ability to maintain adequate liquidity could depend on its ability to successfully implement the Plan, the successful operation of its business, the appropriate management of operating expenses and capital spending, and its ability to complete asset sales on favorable terms.

Impact of the Prepackaged Case on the Company.

The Prepackaged Case may affect the Company’s relationships with, and its ability to negotiate favorable terms with, creditors, customers, charterers, suppliers, vendors, employees, and other personnel and counterparties. While the Company expects to continue normal operations, public perception of its continued viability may affect, among other things, the desire of new and existing charterers and customers to enter into, or continue, charters or other agreements or arrangements with the Company. The failure to maintain any of these important relationships could adversely affect the Company’s business, financial condition, and results of operations. Because of the public disclosure of the Prepackaged Case and concerns foreign vendors may have about liquidity, the Company’s ability to maintain normal credit terms with vendors may be impaired. Also, the Company’s transactions that are outside of the ordinary course of business are generally subject to the approval of the Court, which may limit the Company’s ability to respond on a timely basis to certain events or take advantage of certain opportunities. As a result, the effect that the Prepackaged Case will have on the Company’s business, financial conditions, and results of operations cannot be accurately predicted or quantified at this time. Additionally, the terms of the DIP Loan Facility limit the Company’s ability to undertake certain business initiatives. These limitations include, among other things, the Company’s ability to: (a) sell assets outside the normal course of business; (b) consolidate, merge, sell, or otherwise dispose of all or substantially all of its assets; (c) grant liens; and (d) finance its operations, investments, or other capital needs.

Our common stock may no longer be listed on a national securities exchange as a result of our restructuring and may be quoted only in the over-the-counter market, which could negatively affect our stock price and liquidity.

A liquid trading market for the new common stock contemplated to be issued under the Plan does not exist. The future liquidity of the trading markets for such common stock will depend, among other things, upon the number of holders of such common stock and whether such common stock becomes listed for trading on an exchange or trading system at some future time.

The shares of our common stock are currently listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “EGLE.” The Company intends to remain listed on NASDAQ during the pendency of the Prepackaged Case, and following the effective date of the Plan, and the Consenting Lenders have agreed to provide the Company with sufficient time and cooperation to take the necessary steps to comply with all applicable NASDAQ requirements, as shall be reasonably agreed between the Company and the Consenting Lenders, in order for the Company to maintain such NASDAQ listing and for the Company to be able to continue such listing upon the effective date of the Plan. There can be no assurance, however, that the Company will be able to maintain such listing, or that the common stock to be issued under the Plan will be approved for listing on NASDAQ. In addition, in the event the Company loses its NASDAQ listing prior to the effective date of the Plan, although the Consenting Lenders have agreed to support the Company’s good faith efforts to become relisted on NASDAQ, and the Company intends to use commercially reasonable efforts to comply with the NASDAQ listing requirements while delisted (subject to the terms and conditions of the Plan), there can be no assurance that the Company will be able to regain its listing on NASDAQ, or, if it were to regain such listing, that the common stock to be issued under the Plan would be approved for listing on NASDAQ.

In light of the commencement of the Prepackaged Case, our shares may be suspended from trading and eventually delisted from the NASDAQ. In such an event, we would expect our shares to commence trading on the over-the-counter market. However, the extent of the public market for our common stock and the continued availability of quotations would depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The over-the-counter market is a significantly more limited market than the NASDAQ, and the quotation of our common stock in the over-the-counter market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future.

The DIP Loan Facility and cash collateral may be insufficient to fund the Company’s business operations, or may be unavailable if the Company does not comply with its terms.

There can be no assurance that the Court will issue a final order approving the DIP Loan Facility on the terms requested by the Company. Moreover, in the event available borrowings under the DIP Loan Facility and the use of cash collateral are not sufficient to meet the Company’s liquidity requirements, the Company may be required to seek additional financing. Similarly, in the event the Company fails to comply with any of the terms or conditions of the DIP Loan Facility, the outstanding principal balance under the DIP Loan Facility (including accrued interest thereon) may become due and payable and the Debtor may need to obtain additional financing to repay the amount due under the DIP Loan Facility. There can be no assurance that such additional financing would be available or, if available, offered on terms acceptable to the Debtor or the Court. If, for one or more reasons, the Debtor is unable to obtain such additional financing, the Debtor’s business and assets could be subject to liquidation under chapter 7 of the Bankruptcy Code and the Debtor may cease to continue as a going concern.

The DIP Loan Facility and the DIP orders provide for affirmative and negative covenants applicable to the Company and its subsidiaries, including negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, grant liens, dispose of or purchase assets, pay dividends, or take certain other actions, as well as financial covenants applicable solely to the Company (and not its subsidiaries), including compliance with a cash flow variance, maximum capital expenditures, and minimum liquidity. There can be no assurance that the Company will be able to comply with these covenants and meet its obligations as they become due or to comply with the other terms and conditions of the DIP Loan Facility. Should business activity levels be below expectations, the Company could default on its DIP Loan Facility obligations or violate the terms of the DIP orders. Any default of the Company’s obligations under the DIP Loan Facility or violation of the DIP orders could result in a default of the Company’s obligations under the Restructuring Support Agreement, which could imperil the Company’s ability to confirm the Plan and threaten its ability to continue to operate as a going concern.

The Plan is based upon assumptions the Company developed which may prove incorrect and could render the Plan unsuccessful.

The Plan affects both the Company’s capital structure and the ownership, structure, and operation of its business and reflects assumptions and analyses based on the Company’s experience and perception of historical trends, current conditions, and expected future developments, as well as other factors that the Company considers appropriate under the circumstances. Whether actual future results and developments will be consistent with the Company’s expectations and assumptions depends on a number of factors, including but not limited to the Company’s: (i) ability to implement the substantial changes to the capital structure; (ii) ability to obtain adequate liquidity and financing sources, including the Exit Financing Facility; (iii) ability to maintain customers’ confidence in the Company’s viability as a continuing entity and to attract and retain sufficient business from them; and (iv) ability to retain key employees, as well as the overall strength and stability of general economic conditions of the financial and shipping industries, both in the United States and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of the Company’s business.

In addition, the Plan relies upon financial projections, including with respect to revenues, Credit Agreement EBITDA, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In the Company’s case, the forecasts are even more speculative than normal, because they involve fundamental changes in the nature of the Company’s capital structure. Accordingly, the Company acknowledges that its actual financial condition and results of operations may differ, perhaps materially, from what was anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization implemented will occur or, even if they do occur, that they will have the anticipated effects on the Company and its subsidiaries or their businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Restrictive Covenants in the Exit Financing Facility.

The Exit Financing Facility to be implemented in connection with the exit from bankruptcy could require the Company to have restrictive covenants which could restrict the Company’s business operations. Restrictive covenants can limit a borrower’s ability to, among other things, incur additional debt and provide additional guarantees, pay dividends or make other restricted payments, create or permit certain liens, sell vessels or other assets, make certain investments, engage in certain transactions with affiliates, and consolidate or merge with, or into, other companies, or transfer all or substantially all of the Company’s assets.

In addition, the Exit Financing Facility could require the Company to maintain (1) certain financial ratios, (2) a minimum amount of liquidity, and (3) a set level of consolidated net worth with respect to its fleet. If the Exit Financing Facility contains these or similar financial covenants, the Company may be limited in the manner in which it can conduct its business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Furthermore, there can be no assurance that the Company will be able to satisfy the covenants that could be included in the Exit Financing Facility.

Inadequate liquidity could materially adversely affect the Company’s future business operations.

Given the current business environment, the Company’s liquidity needs could be significantly higher than currently anticipated. The Company’s ability to maintain adequate liquidity through 2014 and beyond could depend on its ability to successfully implement the Plan or otherwise restructure its indebtedness, successful operation of its business, appropriate management of operating expenses and capital spending and its ability to complete asset sales on favorable terms if necessary. The Company’s expected liquidity needs are highly sensitive to changes in each of these and other factors.

Our restructuring has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The Company’s success will depend on its ability to retain key members of its management team and to hire new members as may be necessary. The loss of any of these individuals could adversely affect the Company’s business prospects and financial condition. In particular, during the pendency of the Prepackaged Case, the Company could experience increased levels of employee attrition, and its employees are potentially facing considerable distraction and uncertainty. The ability of the Company to engage, motivate, and retain key employees or take other measures intended to motivate and incentivize key employees to remain through the pendency of the Prepackaged Case is limited during the Prepackaged Case by restrictions on implementation of retention programs. The loss of any of these key individuals could adversely affect the Company’s business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could have a similar effect. The restructuring has consumed, and will continue to consume, a substantial portion of management’s time and attention, leaving them with less time to devote to the business operations. This diversion may materially adversely affect the conduct of the Company’s business and, as a result, the Company’s financial condition and results of operations, particularly if the Prepackaged Case is protracted.

Discharge of prepetition claims and related legal proceedings.

The Company may be subject to claims in various legal proceedings and may become subject to other legal proceedings in the future. Although any such claims will be generally stayed while the Prepackaged Case is pending, the Company may not be successful in ultimately discharging or satisfying such claims. The ultimate outcome of each of these matters, including the Company’s ability to have these matters satisfied and discharged in the bankruptcy proceeding, cannot presently be determined, nor can the liability that may potentially result from a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result, these matters may potentially be material to the Company’s business, financial condition, and/or results of operations.

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

During the past few years, the market values of vessels have experienced particular volatility, with substantial declines in many vessel classes.  As a result, the charter-free market value, or basic market value, of certain of our vessels may have declined below those vessels’ carrying value. The carrying value of each of our vessels as of June 30, 2014, we believe has a basic market value below its carrying value, and this aggregate difference represents the approximate analysis of the amount by which we believe we would have to reduce our net income if we sold all of such vessels in the current environment, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy.

Any impairment charges incurred as a result of declines in charter rates could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

31.1	Rule 13a-14(d) / 15d-14(a) _Certification of Principal Executive Officer.
31.2	Rule 13a-14(d) / 15d-14(a) _Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Date: August 14, 2014

By: /s/ Adir Katzav

--------------------------------------------------------------------------------

Adir Katzav

Chief Financial Officer

and Principal Accounting Officer

Date: August 14, 2014