Form 10-Q
period 2014-09-30
Eagle Bulk Shipping Inc.
filed 2014-11-14
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

_______________

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

YES ___        NO   X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES   X            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share, 38,045,081 shares outstanding as of November 14, 2014.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$32,497,858	$19,682,724
Accounts receivable, net	12,219,469	11,197,101
Prepaid expenses	3,916,392	5,501,081
Inventories	10,583,049	9,610,272
Investment	13,375,151	13,817,439
Other assets	4,020,441	2,122,574
Total current assets	76,612,360	61,931,191
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $445,113,585 and $389,545,066, respectively	1,584,136,605	1,639,555,368
Other fixed assets, net of accumulated amortization of $676,801 and $574,532, respectively	449,567	361,306
Restricted cash	66,243	66,243
Deferred drydock costs	5,463,714	3,826,685
Deferred financing costs	-	16,278,544
Other assets	3,372,660	1,394,964
Total noncurrent assets	1,593,488,789	1,661,483,110
Total assets	$1,670,101,149	$1,723,414,301
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
Accounts payable	$5,644,632	$6,422,306
Accrued interest	89,930	153,885
Other accrued liabilities	11,508,045	6,211,224
Unearned charter hire revenue	2,442,991	5,387,844
Debt-In-Possession loan	25,000,000	-
Term loans	-	1,129,478,741
Payment-in-kind loans	-	44,565,437
Total current liabilities not subject to compromise	44,685,598	1,192,219,437
Liabilities subject to compromise:
Term loans	1,129,478,741	-
Payment-in-kind loans	62,423,569	-
Accrued interest	15,102,925	-
Total liabilities subject to compromise	1,207,005,235	-
Total liabilities	1,251,690,833	1,192,219,437
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized, 18,553,948 and 16,783,071 shares issued and outstanding, respectively	185,537	167,828
Additional paid-in capital	767,571,438	766,823,808
Retained earnings (net of accumulated dividends declared of $262,118,388 as of September 30, 2014 and December 31, 2013, respectively)	(348,904,371)	(235,796,772)
Accumulated other comprehensive loss	(442,288)	-
Total stockholders' equity	418,410,318	531,194,864
Total liabilities and stockholders' equity	$1,670,101,149	$1,723,414,301

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues, net of commissions	$29,846,038	$38,978,418	$118,021,488	$155,440,916

Voyage expenses	5,062,030	7,683,180	12,379,345	23,288,739
Vessel expenses	24,842,113	21,804,188	71,932,268	63,132,366
Depreciation and amortization	19,611,354	19,366,495	58,042,662	57,463,027
General and administrative expenses	6,566,185	2,946,267	12,832,270	10,878,601
Gain on time charter agreement termination	-	(3,564,771)	-	(32,526,047)
Total operating expenses	56,081,682	48,235,359	155,186,545	122,236,686

Operating income (loss)	(26,235,644)	(9,256,941)	(37,165,057)	33,204,230
Interest expense	12,312,139	20,729,626	60,466,686	61,957,771
Interest income	(1,369)	(3,321)	(8,125)	(71,775)
Other expense	-	7,646,805	-	10,613,082
Reorganization expenses	7,311,240	-	15,483,981	-
Total other expense, net	19,622,010	28,373,110	75,942,542	72,499,078

Net loss	$(45,857,654)	$(37,630,051)	$(113,107,599)	$(39,294,848)

Weighted average shares outstanding:
Basic	19,172,717	16,986,395	17,785,290	16,973,813
Diluted	19,172,717	16,986,395	17,785,290	16,973,813
Per share amounts:

Basic net loss	$(2.39)	$(2.22)	$(6.36)	$(2.32)
Diluted net loss	$(2.39)	$(2.22)	$(6.36)	$(2.32)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net loss	$(45,857,654)	$(37,630,051)	$(113,107,599)	$(39,294,848)

Other comprehensive income:
Change in unrealized gain/(loss) on investment	256,781	(9,812,255)	(442,288)	(9,847,473)
Realized loss on investment	—	7,646,805	—	10,613,082
Net unrealized gain on derivatives	—	657,347	—	2,243,833
Total other comprehensive income	256,781	(1,508,103)	(442,288)	3,009,442

Comprehensive loss	$(45,600,873)	$(39,138,154)	$(113,549,887)	$(36,285,406)

The accompanying notes are an integral part of these Consolidated Financial Statements

EAGLE BULK SHIPPING INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Common shares	Common shares amount	Additional paid-in capital	Net Loss	Accumulated deficit	Other comprehensive loss	Total stockholders’ equity

Balance at December 31, 2013	16,783,071	$167,828	$766,823,808		$(235,796,772)	—	$531,194,864
Net Loss	—	—	—	$(113,107,599)	(113,107,599)	—	(113,107,599)
Change in unrealized loss on investment	—	—	—	—	—	$(442,288)	(442,288)
Exercise of Warrants	1,770,877	17,709	(17,709)	—	—	—	—
Non-cash compensation	—	—	765,339	—	—	—	765,339

Balance at September 30, 2014	18,553,948	$185,537	$767,571,438		$(362,364,783)	$(442,288)	418,410,316

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(113,107,599)	$(39,294,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Items included in net loss not affecting cash flows:
Depreciation	55,670,788	56,129,127
Amortization of deferred drydocking costs	2,371,874	1,333,900
Amortization of deferred financing costs	16,278,544	6,271,128
Amortization of Debtor-In-Possession deferred financing costs	576,923	-
Amortization of fair value below contract value of time charter acquired	-	(10,280,559)
Payment-in-kind interest on debt	17,858,132	21,724,749
Investment and other current asset	-	(4,925,952)
Realized loss from investment	-	10,613,082
Gain on time charter agreement termination	-	(29,033,503)
Allowance for accounts receivable	1,824,519	-
Non-cash compensation expense	765,339	4,328,178
Drydocking expenditures	(4,008,903)	(2,378,717)
Reorganization items, non-cash	3,107,207	-
Changes in operating assets and liabilities:
Accounts receivable	(2,846,887)	(1,840,197)
Other assets	(3,702,486)	(4,132,227)
Prepaid expenses	1,584,689	216,427
Inventories	(972,777)	(27,883)
Accounts payable	(826,763)	702,955
Accrued interest	(63,955)	(2,162,321)
Accrued interest subject to compromise	15,102,925	-
Accrued expenses	2,238,703	(4,448,680)
Deferred revenue	-	(3,766,413)
Unearned revenue	(2,944,853)	628,764
Net cash used in operating activities	(11,094,580)	(342,990)

Cash flows from investing activities:
Proceeds from sale of investment	-	2,199,243
Vessels improvements	(149,756)	(92,100)
Purchase of other fixed assets	(190,530)	(41,630)
Changes in restricted cash	-	209,813
Net cash (used in)/provided by investing activities	(340,286)	2,275,326

Cash flows from financing activities:
Debtor-In-Possession loan	25,000,000	-
Deferred financing costs	(750,000)	(48,000)
Cash used to settle net share equity awards	-	(78,535)
Net cash provided by/(used in) financing activities	24,250,000	(126,535)

Net increase in cash	12,815,134	1,805,801
Cash at beginning of period	19,682,724	18,119,968
Cash at end of period	$32,497,858	$19,925,769

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

  (DEBTOR-IN-POSSESSION)

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

As of September 30, 2014, the Company owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 7.4 years.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

% of Consolidated Charter Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Charterer
Charterer A	-	16%	11%	14%
Charterer B	-	-	-	20%
Charterer C	37%	-	26%	-

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

Bankruptcy Filing

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant under its Credit Agreement (As defined in note 8, below) as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers were extended through August 5, 2014, subject to certain conditions and the satisfaction of certain milestones. Given the uncertainty as to whether the Company would be able to comply with the terms of the Waivers within the time frames provided, the Company concluded that there was substantial doubt about its ability to continue as a going concern until such time the Company was able to demonstrate that it had sufficient cash flows to meet its ongoing needs. To address this risk of being able to continue as a going concern, the Company undertook negotiations with its lenders to provide longer term covenant relief or to restructure its balance sheet and capital structure. The financial statements have been prepared assuming the Company will continue as a going concern.

On August 6, 2014, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with lenders constituting the “Majority Lenders” (as such term is defined in the Credit Agreement) under its Credit Agreement (the “Consenting Lenders”), which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed a voluntary prepackaged case (the “Prepackaged Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court). The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries. Through the Prepackaged Case, the Company sought to implement a balance sheet restructuring pursuant to the terms of its prepackaged plan of reorganization filed with the Court (the “Plan”). The Company continued to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

The commencement of the Prepackaged Case constituted an event of default that accelerated the Company’s obligations under the Credit Agreement, subject to an automatic stay of any action to collect, assert or recover a claim against the Company and the application of the applicable provisions of the Bankruptcy Code.

As part of the Prepackaged Case, the Company obtained debtor-in-possession financing (the “DIP Loan Facility”), as further described below, pursuant to authorization from the Court. The Company funded its ongoing operations during the pendency of the Prepackaged Case through available borrowings under the DIP Loan Facility as well as cash generated from operations.

Subsequent to the filing of the Prepackaged Case, the Company received approval from the Court to continue using its existing cash management system and to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers and pre-petition amounts owed to certain critical vendors. The Company continued to honor payments to vendors and other providers in the ordinary course of business for goods and services received after the filing date of the Prepackaged Case. The Company retained legal and financial professionals to advise the Company in connection with the Prepackaged Case and certain other professionals to provide services and advice in the ordinary course of business.

On September 22, 2014, the Court entered an order (the “Confirmation Order”) confirming the Plan. On October 15, 2014 (the “Effective Date”), the Company completed its balance sheet restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Key components of the Plan included:

●	Entry into a new senior secured credit facility (the “Exit Financing Facility”) as of October 9, 2014, in the amount of $275 million (inclusive of a $50 million revolving credit facility).
●

The cancellation of all outstanding Equity Interests in the Company as of the Effective Date, with the current holders of such Equity Interests (other than the Consenting Lenders on account of Amended Lender Warrants or shares of common stock received upon conversion of the Amended Lender Warrants) receiving (i) shares of New Eagle Common Stock equal to 0.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date (subject to dilution by the New Eagle Equity Warrants and the Management Incentive Program), and (ii) an aggregate of 3,040,540 New Eagle Equity Warrants. Each New Eagle Equity Warrant will have a 7-year term (commencing on the Effective Date) and will be exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program).

●

The extinguishment of all loans and other obligations under the Credit Agreement as of the Effective Date, with the current holders thereof receiving (i) new shares of the reorganized Company’s common stock equal to 99.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date, subject to dilution by the New Eagle Equity Warrants and the Management Incentive Program, and (ii) the Prepetition Credit Facility Cash Distribution. On the Effective Date, the Credit Agreement was terminated, and the liens and mortgages thereunder were released.

●	All claims of unsecured creditors of Eagle Bulk Shipping Inc. were unaffected and will be paid in full in the ordinary course.
●

The establishment of a Management Incentive Program that provides senior management and certain other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The Management Incentive Program also provides for the reservation of certain additional shares for future issuance thereunder, as further described in the Plan.

The Plan also provided for certain releases of various parties by certain holders of claims against and equity interests in the Company.

Exit Financing Facility

On October 9, 2014, Eagle Bulk Shipping Inc., as borrower, and certain of its subsidiaries, as guarantors, entered into the Exit Financing Facility with certain lenders (the “Exit Lenders”). The Exit Financing Facility is in the amount of $275 million, including a $50 million undrawn revolving credit facility, and matures on October 15, 2019. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin (the “Margin”) ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the Margin. The Exit Financing Facility is described further in Note 8 below.

Registration Rights Agreement

On the Effective Date, and in accordance with the Plan, the Company entered into the Registration Rights Agreement with certain parties that received shares of New Eagle Common Stock under the Plan. The Registration Rights Agreement provided such parties with demand and piggyback registration rights.

New Eagle Equity Warrant Agreement

On the Effective Date, and in accordance with the Plan, the New Eagle Equity Warrants were issued pursuant to the terms of the New Eagle Equity Warrant Agreement. Each New Eagle Equity Warrant has a 7-year term (commencing on the Effective Date) and are exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program). The New Eagle Equity Warrants are exercisable at an exercise price of $27.82 per share (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement). The New Eagle Equity Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

Liquidity

As further described in Note 8, under the Credit Agreement, the Company had financial covenants that began in 2013 and became increasingly restrictive each quarter. The covenants were primarily driven by the calculation of Credit Agreement EBITDA for the trailing twelve month periods, which is driven by charter hire rates. The Company met all of its covenants in 2013, other than the maximum leverage ratio at December 31, 2013. That ratio was exceeded primarily due to a recognized loss of $8.2 million on the Company’s shares of Korea Line Corporation (“KLC”) during the fourth quarter of 2013, as further described under “Note 6 investment - Korea Line Corporation”. The Company failed to meet both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at March 31, 2014 and June 30, 2014, and expected to fail both at their respective compliance measurement dates until the date of emergence from bankruptcy.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014, from the Consenting Lenders. Under the terms of the Waivers, the Consenting Lenders agreed to waive until June 30, 2014 certain potential events of default, subject to the Company's compliance with the terms, conditions and milestones as set forth in the Waiver, including a milestone requiring the Company and the Consenting Lenders to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms, by April 15, 2014.

On April 15, 2014, April 30, 2014, May, 15, 2014, May 31, 2014, June 5, 2014, June 27, 2014, and July 15, 2014, the Company and the Consenting Lenders entered into a successive series of amendments to the Waivers extending the term of the Waivers and postponing the milestones thereunder through August 5, 2014.

As consideration for the Consenting Lenders’ agreement to enter into the June 5, 2014 amendment (“Amendment No. 5”) to the Waivers and extend the milestone referred to above, Amendment No. 5 provided for a one-time forbearance fee payable to each Lender entering into Amendment No. 5 (the “Forbearance Fee”), the form of which to be determined by the Company, and the payment of which to be deferred, in accordance with the terms of Amendment No. 5.  In addition, Amendment No. 5 provided that following the request of either the Company or the majority of the holders of the warrants to purchase common stock of the Company (the “Warrants”) issued under the Warrant Agreement, dated as of June 20, 2012, between the Company and the other parties thereto (the “Warrant Agreement”), the Company and Lenders constituting a majority of the holders of the Warrants would amend certain of the provisions of the Warrant Agreement to eliminate the conditions restricting the exercise of the Warrants then outstanding, such that the Warrants would be immediately exercisable.  Upon the entry into such amendment, the Forbearance Fee would be forfeited.

Subsequently, the Company determined that it would not make the scheduled June 30, 2014 interest payment under the Credit Agreement, and the Consenting Lenders agreed, pursuant to the June 27, 2014 amendment to the Waivers (“Amendment No. 6”), to forbear from exercising any rights or remedies with respect to this otherwise due interest payment until the termination of the forbearance period afforded by the Waivers. Interest was to continue to accrue on the unpaid interest payment during the period of forbearance at the penalty rate specified in the Credit Agreement.

On July 2, 2014, the Company and certain of the lenders under its Credit Agreement (such lenders constituting “Majority Holders” under the Warrant Agreement (as defined below)), entered into Amendment No. 1 to Warrant Agreement (the “Warrant Amendment”), to amend certain of the terms of the Warrant Agreement, under which the Company issued the Warrants. One-third of the Warrants were exercisable immediately on the issue date thereof, the next third of the Warrants were exercisable when the price of the Company's common stock reached $10.00 per share (subject to certain customary adjustments in the event of stock splits, reverse stock splits and certain distributions to all holders of common stock) or when certain other events occurred (the “Trigger Price B Warrants”), and the last third of the warrants were exercisable when the price of the Company's common stock reached $12.00 per share (subject to the aforementioned adjustments) or when certain other events occurred (the “Trigger Price C Warrants”). The Warrant Amendment eliminated the conditions restricting the exercise of the Trigger Price B Warrants and the Trigger Price C Warrants held by lenders under the Credit Agreement (collectively, the “Lender Warrants”), including the minimum share price conditions described above, such that all such Lender Warrants were immediately exercisable. The Warrant Amendment also included a prohibition on the trade or transfer by any such lender of its Warrants, or shares of common stock received upon exercise thereof, except in connection with a transfer of such lender’s loans under the Credit Agreement, for so long as the Waivers, as the same may be amended or modified from time to time, or any successor agreement thereto, were in effect. In accordance with the terms of Amendment No. 5, the Forbearance Fee was forfeited by the Consenting Lenders contemporaneously with the entry into the Warrant Amendment.

On August 6, 2014, the Company and each of its direct and indirect subsidiaries entered into the Restructuring Support Agreement referenced above with the Consenting Lenders.

Accounting Guidance

The Company was required to apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations , effective on August 6, 2014, which is applicable to companies in Chapter 11, which generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Prepackaged Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as Reorganization items in the consolidated statements of operations beginning in the quarter ending September 30, 2014. The balance sheet must distinguish pre-petition Liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. The Company has evaluated creditors’ claims for other claims that may also have priority over unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan or reorganization.  In addition, cash used by reorganization items in the consolidated statements of cash flows are disclosed in Note 3 – Cash Flow Information.

In connection with the emergence from the Prepackaged Case, the Company believes it will qualify for fresh-start accounting.   Upon adoption of fresh-start accounting, the Company’s  assets and liabilities will be recorded at their value as of the fresh-start reporting date or emergence date. The fair values of the Company’s assets and liabilities as of that date may differ materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements.  In addition, the Company’s adoptions of fresh-start accounting may materially affect its results of operations following the fresh-start reporting dates, as the Company will have a new basis in its assets and liabilities.  Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopts fresh-start accounting. The Company is in the process of evaluating the potential impact of the fresh-start accounting on its consolidated financial statements. See Note 15 — Subsequent Events for a further discussion of fresh-start accounting.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity." This ASU is intended to provide guidance for situations in which the fair value of the financial assets of a collateralized financing entity differ from the fair value of its financial liabilities. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

Note 3. Cash Flow Information

The operating activities section of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014, includes reorganization expenses in the amount of $15,483,981 (refer to Note 10), of which $12,376,774 was paid through September 30, 2014 and $3,107,207 is included in accounts payable and accrued expenses.

Note 4. Accounts receivable, net

Accounts receivable consist of the following:

	September 30, 2014	December 31, 2013
Accounts receivable	$14,043,988	$11,197,101
Less: Allowance for accounts receivable	(1,824,519)	-

Accounts receivable, net	$12,219,469	$11,197,101

Note 5. Vessels

Vessel and Vessel Improvements

At September 30, 2014, the Company’s operating fleet consisted of 45 dry bulk vessels.

Vessel and vessel improvements:

Vessels and Vessel Improvements, at December 31, 2013	$1,639,555,368
Purchase of Vessel Improvements	149,756
Depreciation Expense	(55,568,519)
Vessels and Vessel Improvements, at September 30, 2014	$1,584,136,605

Note 6. Investment

Korea Line Corporation

Since 2007 the Company has had a chartering agreement with Korea Line Corporation (“KLC”). KLC experienced financial troubles beginning in 2011 and failed to meet its contractual obligations to the Company. Since 2011, KLC and the Company had modified the terms of its charter agreement a number of times; however, KLC continued to experience financial difficulties. In the first quarter of 2013, a comprehensive termination agreement between the Company and KLC became effective, as the settlement effectively terminated the charters with KLC. The Company received a cash payment of $10.3 million; released $3.5 million of bunker liabilities to KLC; released an aggregate $3.6 million balance related to KLC deferred revenue; released a $10.1 million balance related to the KLC unamortized fair value of charters below and above contract value; received KLC shares valued at $5.9 million; and received a note receivable valued at $2.7 million. The total aggregate consideration related to the KLC termination agreement was $36.1 million of which the Company recorded revenue associated with the termination of $32.8 million, related to amounts previously owed but not recognized, and a termination gain of $3.3 million.

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

As of December 31, 2013 and September 30, 2014, the Company’s sole remaining interest in KLC is an investment in capital stock.

The KLC investment is designated as Available For Sale (“AFS”) and is reported at its fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”). The fair value of KLC shares are determined from the market price as quoted on the Korean Stock Exchange and by converting the South-Korean Won (”KRW”) extended value into USD with the exchange rate applicable on date of conversion. The Company reviews the investment in KLC for impairment on quarterly basis.

As of March 31, 2013, September 30, 2013 and December 31, 2013, the change in the fair value of our KLC investment was considered as other-than-temporary, and therefore the Company recorded non-cash impairment losses of $3.0 million, $7.3 million and $8.2 million, respectively, in other expenses in the first, third and fourth quarters of 2013, respectively.

The fair value of the KLC investments subsequent to September 30, 2014, has been recovered and increased in value. During the nine month period, the KLC shares were volatile and at times valued above and below the Company's book value. Therefore, the Company concluded that as of March 31, 2014, June 30, 2014 and September 30, 2014, the change in the fair value of the KLC investment is “temporary,” and the Company recorded an unrealized loss of $2.1 million as of March 31, 2014, an unrealized gain of $1.4 million as of June 30, 2014 and an unrealized gain of $0.3 million as of September 30, 2014 in shareholders’ equity as a component of Accumulated Other Comprehensive Income. No impairment charges were recognized for the nine months ended September 30, 2014.

The following table represents KLC capital stock which is recorded at fair value:

	No of KLC Shares	Cost Basis- Adjusted	Fair Value	Unrealized Gain / (Loss) re ported in OCI	Other-than- Temporary Loss reported in Earnings- YTD	Gain / (Loss) On Sale of KLC Stock-YTD
Balance at December 31, 2012	38,674	$963,119	$197,509	$(765,609)	-	-

KLC Stock issued	585,983	33,959,454	33,959,454	-	-	-

KLC Stock sold	(58,128)	(2,690,768)	(2,690,768)	-	-	-

Other-than-Temporary Loss Adjustments	-	(18,414,366)	(17,648,756)	765,609	(18,414,366)	(417,966)

Balance at December 31, 2013	566,529	$13,817,439	$13,817,439	-	$(18,414,366)	$(417,966)

Fair Value Adjustments, net	-	-	(442,288)	$(442,288)	-	-

Balance at September 30, 2014	566,529	$13,817,439	$13,375,151	$(442,288)	-	-

Note 7. Liabilities Subject to Compromise

As a result of the filing of the Prepackaged Case on August 6, 2014, the payment of pre-petition indebtedness is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Company’s businesses and assets.  Among other things, the Court authorized the Company to pay certain pre-petition claims relating to employee wages and benefits, customers, vendors, and suppliers in the ordinary course of business.

The Company has been paying and intends to continue to pay undisputed post-petition claims in the ordinary course of business. With respect to pre-petition claims, the Company has notified all known claimants of the deadline to file a proof of claim with the Court. The Company’s Liabilities subject to compromise represent the Company’s current estimate of claims expected to be allowed by the Court.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as “Liabilities subject to compromise” may be subject to future adjustments depending on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events. Management expects that certain amounts currently classified as “Liabilities subject to compromise” may in fact be paid in the ordinary course as they come due. Any resulting changes in classification will be reflected in subsequent financial statements.

As of September 30, 2014, based on the Company’s current estimate of claims expected to be allowed by the Court, Liabilities subject to compromise consist of the following:

September 30, 2014
Term Loan	$1,129,478,741
Payment-in-kind loans	62,423,569
Interest payable	15,102,925
Total	$1,207,005,235

Note 8. Debt

Current debt consists of the following:

	September 30, 2014	December 31, 2013

Term Loans	$1,129,478,741	$1,129,478,741
Payment-in-kind loans	62,423,569	44,565,437
Debtor-In-Possession Loans	25,000,000	-
Total current debt	$1,216,902,310	$1,174,044,178

The Fourth Amended and Restated Credit Agreement

On June 20, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement to its credit facility agreement, dated as of October 19, 2007, as amended (the “Credit Agreement”), which, among other things, (i) permanently waives any purported defaults or events of defaults that were the subject of a temporary waiver under the Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, including any alleged events of default arising from any purported breach of the minimum adjusted net worth covenant that occurred as a result of any failure to maintain the required adjusted net worth; (ii) converts the $1,129,478,741 outstanding under the revolving credit facility into a term loan; (iii) sets the maturity date as December 31, 2015, and, subject to the Company's satisfaction of certain conditions, including a collateral coverage ratio at December 31, 2015 of less than 80%, provides an option to the Company to further extend the maturity date by an additional 18 months to June 30, 2017 (the "Termination Date"); (iv) requires no mandatory repayments of principal until the Termination Date, other than a quarterly sweep of cash on hand in excess of $20,000,000 and upon the sale of vessels, additional financings or future equity raises by the Company. All amounts outstanding under the term loan were to bear interest at LIBOR plus a margin that would include a payment-in-kind ("PIK") component. The initial cash margin of 3.50% and PIK margin of 2.50% can be reduced on the basis of reduced leverage and proceeds from future equity raises by the Company.

The Credit Agreement also provided for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of September 30, 2014, the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $62,423,569 and no amount was drawn on the Liquidity Facility.

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

On July 2, 2014, the Company and certain of the Company’s lenders under the Credit Agreement entered into the Warrant Amendment to amend certain of the terms of the Warrant Agreement. The Warrant Amendment eliminated the conditions restricting the exercise of the Trigger Price B Warrants and the Trigger Price C Warrants held by lenders under the Credit Agreement, including the minimum share price conditions described above, such that all such Lender Warrants were immediately exercisable. The Warrant Amendment also included a prohibition on the trade or transfer by any such lender of its Warrants, or shares of common stock received upon exercise thereof, except in connection with a transfer of such lender’s loans under the Credit Agreement, for so long as the Waivers, as the same may be amended or modified from time to time, or any successor agreement thereto, were in effect. Refer to Note 1–General Information- Liquidity for additional information. The Company valued the Warrant Amendment and determined that there is no incremental change in fair value due to the modification. The Company determined the relative fair value of the Warrants before the modification by using the Monte Carlo simulation which was performed, and the mean value was selected. The assumptions used in the Monte Carlo simulation were the underlying stock price of $2.88, risk-free rate of 1.33%, expected volatility of 83.3%, expected term of 7.9 years and expected dividend yield of 0%. The fair value of the Warrants the day after the modification is based on $2.88 share price further discounted after factoring in restrictions under the Warrant Amendment.

 The Company’s obligations under the Credit Agreement were secured by a first priority mortgage on each of the vessels in its fleet, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to its vessels. The Credit Agreement also limited the Company’s ability to create liens on its assets in favour of other parties.

For the three months ended September 30, 2014, the interest expense included 2% default interest on the unpaid interest as of June 30, 2014 and 6% interest on the DIP facility post-bankruptcy filing in addition to facility term loan interest at 3.5% margin over Libor. Interest expense ceased being accrued as of August 6, 2014 except for the Debtor-In-Possession interest.

For the nine months ended September 30, 2014, interest rates on the outstanding debt ranged from 3.73% to 8.23%, including a margin of 3.50% over LIBOR. The weighted average effective interest rate was 2.94%.

Interest Expense, inclusive of the PIK loans and DIP loans, consisted of:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Term Loans Interest	$7,380,769	$18,623,406	$43,299,761	$55,686,643
Amortization of Deferred Financing Costs	4,042,989	2,106,220	16,278,544	6,271,128
Debtor-In-Possession Loan Interest	311,458	-	311,458	-
Amortization of DIP Deferred Financing Costs	576,923	-	576,923	-
Total Interest Expense	$12,312,139	$20,729,626	$60,466,686	$61,957,771

The Bankruptcy Code generally provides guidance that specifically limits postpetition interest accruals on secured debt and allows accrual only when the collateral securing the claims exceeds the principal amount of the debt and any accrued interest. As these criteria were not met, the Company ceased to accrue interest on the Term and PIK Loans as of August 6, 2014, with the exception of the interest on Debtor-In-Possession loan facility. As a result, during the bankruptcy proceedings, interest in the amount of $14,844,413 was not accrued for the period from August 6, 2014 through September 30, 2014. Interest paid, exclusive of the PIK loans, in the nine-month periods ended September 30, 2014 and 2013 amounted to $10,714,117 and $36,124,215, respectively. The Company did not make the scheduled June 30, 2014 interest payment or any other payment subsequent to this date. Interest payments under the Credit Agreement, and the Consenting Lenders agreed, pursuant to Amendment No. 6, to forbear from exercising any rights or remedies with respect to this otherwise due interest payment until the termination of the forbearance period afforded by the Waiver. Interest continued to accrue on the unpaid interest payment during the period of forbearance at the penalty rate specified in the Credit Agreement. The commencement of the Prepackaged Case constituted an event of default that accelerated the Company’s obligations under the Credit Agreement, subject to an automatic stay of any action to collect, assert or recover a claim against the Company and the application of the applicable provisions of the Bankruptcy Code, see Note 1 above.

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

The DIP Loan Facility has a nine-month term, subject to a three month extension at the option of the Company (the “Extension Option”) provided no default or Event of Default has occurred thereunder and upon payment by the Company of an extension fee to the DIP Lenders equal to 0.75% of each DIP Lender’s commitment thereunder, unless prior to the end of such nine month period, the Plan is confirmed pursuant to an order entered by the Court, in which case, the DIP Loan Facility will terminate on the date of such confirmation. The amount committed and made available under the DIP Loan Facility is $50 million, of which $25 million is available following the entry of the Interim Order. On September 19, 2014, the Court entered an order approving the DIP Loan Facility on a final basis.

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

Discharge

On the Effective Date, and in accordance with the Plan, the Credit Agreement was terminated and all liens and mortgages related thereto were released as part of the Plan, and the DIP Loan Facility was repaid in full and all liens and mortgages related thereto were released.

Exit Financing Facility

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million undrawn revolving credit facility, and matures on October 15, 2019. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin (the “Margin”) ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the Margin.

The Company’s obligations under the Exit Financing Facility will be secured by a first priority mortgage on each of the vessels in its fleet and such other vessels that it may from time to time include with the approval of the Exit Lenders, a first assignment of its earnings account, its liquidity account and its vessel-owning subsidiaries’ earnings accounts, a first assignment of all charters (having a term which may exceed 18 months), freights, earnings, insurances, requisition compensation and management agreements with respect to the vessels and a first priority pledge of the membership interests of each of its vessel-owning subsidiaries. The Company may grant additional security to the Exit Lenders from time to time in the future.

The Exit Financing Facility contains financial covenants requiring the Company, among other things, to ensure that: the aggregate market value of the vessels in the Company’s fleet at all times does not fall below between 150% and 165% of the aggregate principal amount of debt outstanding under the Exit Financing Facility; the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis divided by the sum of (i) the total shareholders’ equity for the Company and all of its subsidiaries (minus goodwill and other non-tangible items) and (ii) the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis, shall not be more than 0.65; the aggregate of the Company’s and its subsidiaries’ EBITDA will not be less than 2.5x of the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant particular period; and the Company maintains a minimum liquidity of not less than the greater of (i) $20,000,000 and (ii) $500,000 per vessel in the Company’s fleet. In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; enter into a new line of business. The Company shall repay the Term Loan in 20 equal consecutive quarterly repayment instalments each in an amount of U.S. $3,906,250. The first instalment of the Term Loan shall be repaid on the date falling three months after the First Drawdown Date and the last such instalment on the Maturity Date

The Exit Financing Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the Exit Lenders’ judgment, there is significant risk that the Company is or would become insolvent. The Company is not permitted to pay dividends if there is a default or a breach of a loan covenant under the Exit Financing Facility or if the payment of the dividends would result in a default or breach of a loan covenant. Indebtedness under the Exit Financing Facility may also be accelerated if the Company experiences a change of control.

Note 9. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

Historically, the Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company pays fixed rate interest and receives floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. As of September 30, 2014 and December 31, 2013, the Company did not have any open positions and no fair value for interest rate swaps is reflected in the accompanying balance sheets.

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”), bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and/or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of September 30, 2014 and December 31, 2013, the Company did not have any open positions and no fair value for derivative instruments is reflected in the accompanying balance sheets.

Tabular disclosure of derivatives location

No portion of the cash flow hedges shown below was ineffective during the period ended September 30, 2014. The effect of cash flow hedging relationships on the balance sheets as of September 30, 2014 and December 31, 2013, and the statement of operations for the periods ended September 30, 2014 and 2013 are as follows:

The effect of derivative instruments on statements of operations:

		Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Derivatives designated as hedging instruments
Interest rate swaps	Interest expense	—	$(657,812)	—	$(2,302,273)

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined by the terms of the respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of September 30, 2014 and December 31, 2013, the Company had no outstanding amounts paid as collateral related to the derivative fair value positions.

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents and restricted cash—the carrying amounts reported in the consolidated balance sheet for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying amounts of borrowings under the DIP Loan Facility and revolving credit agreement approximate their fair value, due to the variable interest rate nature thereof.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our DIP Loan Facility and term loan account.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$13,375,151	—	—	$13,817,439	—	—

Note 10. Reorganization Items-Net

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Prepackaged Case and are comprised of the following for the three and nine months ended September 30, 2014:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Professional fees incurred	$7,311,240	$15,483,981

Total	$7,311,240	$15,483,981

During the three and nine months ended September 30, 2014, there were no items netted with the reorganization items.

The Company paid $5,065,530 and $12,376,774 during the three and nine months ended September 30, 2014, respectively.

Note 11. Commitments and Contingencies

Legal Proceedings

Refer to Note 1 - Basis of Presentation and General Information for information concerning the Prepackaged Case.

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $10,708 and $10,315 per vessel during the nine months ended September 30, 2014 and 2013, respectively.

Other Commitments

On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for an additional one year. The hire rate for the first to seventh year is $13,500 per day and $13,750 per day for the eighth year option. The Company has options to purchase the vessel starting at the end of the fifth year.

Refer to Note 1 - General Information- Bankruptcy Filing for further information regarding our voluntary Prepackaged Case filed under the Bankruptcy Code with the Court.

Note 12. Related Party Transactions

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

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. Total management fees for the periods ended September 30, 2014 and 2013 amounted to $1,635,066 and $1,635,066 respectively. The advanced balance received from Delphin on account for the management of its vessels as of September 30, 2014 amounted to $863,015. The total reimbursable expenses for the periods ended September 30, 2014 and 2013 amounted to $181,595 and $224,274 respectively. The balance due from Delphin as of September 30, 2014 amounted to $1,695. The balance due mainly consists of reimbursable expenses.

On the Effective Date, the Management Agreement was amended and restated (as so amended and restated, the “Amended Management Agreement”). Under the Amended Management Agreement, the Company will continue to supply technical vessel management supervision services and commercial vessel management services to Delphin and vessel owning subsidiaries of Delphin. Such services will continue to be provided for dry bulk vessels owned by Delphin. The nature of the technical vessel management services and the commercial vessel management services to be provided by the Company are set forth in the Amended Management Agreement. The technical management fee under the Amended Management Agreement shall be $700 per vessel per day. The commercial management fee shall be 1.25% of charter hire; provided, however, that no commercial management fee shall be payable with respect to charter hire that is earned while a vessel is a member of a pool and with respect to which a fee is paid to the pool manager.

The Amended Management Agreement contains an acknowledgement that the Company may have a conflict in pursuing charter opportunities for Delphin’s vessels and provides a means for dealing which such conflict. The initial term of the Amended Management Agreement is one year from the Effective Date. The Amended Management Agreement is thereafter renewable for successive one year terms at the option of Delphin. The Amended Management Agreement also contains certain termination events in favor of each of Delphin and the Company.

Note 13. Loss Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Weighted average shares outstanding for the period ended September 30, 2014, includes the weighted average underlying Warrant Shares issuable upon exercise of the 615,997 warrants at the exercise price of $0.01 per share. In accordance with U.S. GAAP, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of September 30, 2014, does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive. Diluted net loss per share as of September 30, 2013, does not include 303,664 restricted stock units and 1,908,371 stock options as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net loss	$(45,857,654)	$(37,630,051)	$(113,107,599)	$(39,294,848)
Weighted Average Shares – Basic	19,172,717	16,986,395	17,785,290	16,973,813
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares - Diluted	19,172,717	16,986,395	17,785,290	16,973,813
Basic Earnings (Loss) Per Share	$(2.39)	$(2.22)	$(6.36)	$(2.32)
Diluted Earnings (Loss) Per Share	$(2.39)	$(2.22)	$(6.36)	$(2.32)

Note 14. Stock Incentive Plans

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

As of September 30, 2014, RSUs covering a total of 123,667 of the Company’s shares are outstanding. The restricted stock units (“RSUs”) vest ratably between three to five years. These RSUs also entitle the participant to receive a dividend equivalent payment on the unvested portion of the underlying shares granted under the award, each time the Company pays a dividend to the Company’s shareholders. The dividend equivalent rights on the unvested RSUs are forfeited upon termination of employment. The Company is amortizing to non-cash compensation expense the fair value of the non-vested restricted stock at the grant date. For the nine months ended September 30, 2014 and 2013, the amortization charge was $394,968 and $3,494,528, respectively.

As of September 30, 2014 and December 31, 2013, options covering 1,727,667 of the Company’s common shares are outstanding with exercise prices ranging from $3.34 to $87.52 per share (the market prices at dates of grants). The options granted to the independent non-employee directors vested and became exercisable on the grant dates. The options granted to members of its management under the 2005 Plan and 2009 Plan vest and become exercisable over three years. The options granted to members of its management under the 2011 Plan vest in four equal annual installments beginning on the grant date. All options expire between five to ten years from the date of grant. For the nine months ended September 30, 2014 and 2013, the Company has recorded a non-cash compensation charge from stock options of $370,371 and $833,650, respectively.

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock Option Plans	$135,039	$154,851	$370,371	$833,650
Restricted Stock Grants	61,940	407,753	394,968	3,494,528
Total Non-cash compensation expense	$196,979	$562,604	$765,339	$4,328,178

On the Effective Date, in accordance with the Plan, the Company adopted the post-emergence Management Incentive Program, which provides for the distribution of New Eagle MIP Primary Equity in the form of shares of New Eagle Common Stock, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company. The New Eagle MIP Primary Equity is subject to vesting, but the holder thereof is entitled to receive all dividends paid with respect to such shares as if such New Eagle MIP Primary Equity had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the Management Incentive Program determines otherwise). The New Eagle MIP Options will contain adjustment provisions to reflect any transaction involving shares of New Eagle Common Stock, including as a result of any dividend, recapitalization, or stock split, so as to prevent any diminution or enlargement of the holder’s rights under the award.

On the Effective Date, the Company granted to its Chief Executive Officer, 540,540 shares of New Eagle MIP Primary Equity and New Eagle MIP Options exercisable for 675,676 shares at an exercise price of $18 and 810,811 shares at an exercise price of $25.25 on the Effective Date under the Management Incentive Program.

Note 15. Subsequent Events

Under ASC 852, Reorganizations, fresh-start accounting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.

The value of the assets of the Company immediately before the date of confirmation is expected to be less than the total of all post-petition liabilities and allowed claims.  Additionally, the holders of the existing voting shares immediately before the Effective Date held less than 50% of the voting shares of the emerging entity.

On the Effective Date, the company successfully emerged from bankruptcy with its exit financing being in place. The Company will adopt fresh-start accounting as of the Effective Date. Adopting fresh-start accounting results in a new reporting entity with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a related change of control of the Company under ASC 852. Fresh-start accounting also requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11. The Company is in the process of evaluating the potential impact of the fresh-start accounting on its consolidated financial statements. The Company’s financial advisor performed a valuation of the reorganized Company dated as of July 15, 2014.  According to the valuation, which was included in the Disclosure Statement related to the Plan, the post-confirmation estimated enterprise value of the Company to be in a range between $850 million and $950 million. Given the approximately $225 million of debt projected to be on the balance sheet of the Company under the Exit Financing Facility on the Effective Date, the implied equity value of the Company was estimated at approximately $625 million to $725 million. As further described in Notes 1 and 14 above, on the Effective Date, the Company cancelled its existing equity interests, issued 37,500,000 new shares of common stock to its existing equity holders and lenders under its Credit Agreement, and established a new management incentive program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended September 30, 2014 and 2013. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2013, which were included in our Form 10-K, filed with the Securities and Exchange Commission on March 31, 2014.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Examples of forward-looking statements include, but are not limited to, statements we make regarding our ability to enter into a Restructuring transaction. The foregoing is not a complete list of all forward-looking statements we make. Forward-looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel newbuilding orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures, (xi) the outcome of legal proceedings in which we are involved; (xii) the Company’s ability to meet current operating needs, including its ability to maintain contracts that are critical to its operation, to obtain and maintain acceptable terms with its vendors, customers, and service providers and to retain key executives, managers, and employees; (xiii) the Company’s ability to maintain adequate liquidity to fund operations; (xiv) the sufficiency of the Exit Financing Facility for the Company’s liquidity needs; (xv) the Company’s ability in the future to arrange and consummate financing or sale transactions or to access capital; (xvi) the effects of changes in the Company’s credit ratings; (xvii) the timing and realization of the recoveries of assets and the payments of claims and the amount of expenses projected to recognize such recoveries and reconcile such claims; and (xviii) other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

As of September 30, 2014, we owned and operated a modern fleet of 45 oceangoing vessels comprised of 43 Supramax and 2 Handymax vessels with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 7.4 years.

Each of our vessels is owned by us through a separate wholly-owned Republic of the Marshall Islands limited liability company.

Bankruptcy Filing

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant under its Credit Agreement (as defined below) as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers were extended through August 5, 2014, subject to certain conditions and the satisfaction of certain milestones. Given the uncertainty as to whether the Company would be able to comply with the terms of the Waivers within the time frames provided, the Company concluded that there was substantial doubt about its ability to continue as a going concern until such time the Company was able to demonstrate that it had sufficient cash flows to meet its ongoing needs. To address this risk of being able to continue as a going concern, the Company undertook negotiations with its lenders to provide longer term covenant relief or to restructure its balance sheet and capital structure. The financial statements have been prepared assuming the Company will continue as a going concern.

On August 6, 2014, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with lenders constituting the “Majority Lenders” (as such term is defined in the Credit Agreement) under its Credit Agreement (the “Consenting Lenders”), which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed a voluntary prepackaged case (the “Prepackaged Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court). The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries. Through the Prepackaged Case, the Company sought to implement a balance sheet restructuring pursuant to the terms of its prepackaged plan of reorganization filed with the Court (the “Plan”). The Company continued to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

The commencement of the Prepackaged Case constituted an event of default that accelerated the Company’s obligations under the Credit Agreement, subject to an automatic stay of any action to collect, assert or recover a claim against the Company and the application of the applicable provisions of the Bankruptcy Code.

As part of the Prepackaged Case, the Company obtained debtor-in-possession financing (the “DIP Loan Facility”), as further described below, pursuant to authorization from the Court. The Company funded its ongoing operations during the pendency of the Prepackaged Case through available borrowings under the DIP Loan Facility as well as cash generated from operations.

Subsequent to the filing of the Prepackaged Case, the Company received approval from the Court to continue using its existing cash management system and to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers and pre-petition amounts owed to certain critical vendors. The Company continued to honor payments to vendors and other providers in the ordinary course of business for goods and services received after the filing date of the Prepackaged Case. The Company retained legal and financial professionals to advise the Company in connection with the Prepackaged Case and certain other professionals to provide services and advice in the ordinary course of business.

On September 22, 2014, the Court entered an order (the “Confirmation Order”) confirming the Plan. Capitalized terms used but not defined below shall have the meanings given to them in the Plan. On October 15, 2014 (the “Effective Date”), the Company completed its balance sheet restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Key components of the Plan included:

●	Entry into a new senior secured credit facility (the “Exit Financing Facility”) as of October 9, 2014, in the amount of $275 million (inclusive of a $50 million revolving credit facility).
●

The cancellation of all outstanding Equity Interests in the Company as of the Effective Date, with the current holders of such Equity Interests (other than the Consenting Lenders on account of Amended Lender Warrants or shares of common stock received upon conversion of the Amended Lender Warrants) receiving (i) shares of New Eagle Common Stock equal to 0.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date (subject to dilution by the New Eagle Equity Warrants and the Management Incentive Program), and (ii) an aggregate of 3,040,540 New Eagle Equity Warrants. Each New Eagle Equity Warrant will have a 7-year term (commencing on the Effective Date) and will be exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program).

●

The extinguishment of all loans and other obligations under the Credit Agreement as of the Effective Date, with the current holders thereof receiving (i) new shares of the reorganized Company’s common stock equal to 99.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date, subject to dilution by the New Eagle Equity Warrants and the Management Incentive Program, and (ii) the Prepetition Credit Facility Cash Distribution. On the Effective Date, the Credit Agreement was terminated, and the liens and mortgages thereunder were released.

●	All claims of unsecured creditors of Eagle Bulk Shipping Inc. were unaffected and will be paid in full in the ordinary course.
●

The establishment of a Management Incentive Program that provides senior management and certain other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The Management Incentive Program also provides for the reservation of certain additional shares for future issuance thereunder, as further described in the Plan.

The Plan also provided for certain releases of various parties by certain holders of claims against and equity interests in the Company.

Exit Financing Facility

On October 9, 2014, Eagle Bulk Shipping Inc., as borrower, and certain of its subsidiaries, as guarantors, entered into the Exit Financing Facility with certain lenders (the “Exit Lenders”). The Exit Financing Facility is in the amount of $275 million, including a $50 million undrawn revolving credit facility, and matures on October 15, 2019. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin (the “Margin”) ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the Margin. The Exit Financing Facility is described further in Note 8.

Registration Rights Agreement

On the Effective Date, and in accordance with the Plan, the Company entered into the Registration Rights Agreement with certain parties that received shares of New Eagle Common Stock under the Plan. The Registration Rights Agreement provided such parties with demand and piggyback registration rights.

New Eagle Equity Warrant Agreement

On the Effective Date, and in accordance with the Plan, the New Eagle Equity Warrants were issued pursuant to the terms of the New Eagle Equity Warrant Agreement. Each New Eagle Equity Warrant has a 7-year term (commencing on the Effective Date) and are exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program). The New Eagle Equity Warrants are exercisable at an exercise price of $27.82 per share (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement). The New Eagle Equity Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

Credit Agreement Waivers and Entry into Restructuring Support Agreement

As further described in Note 8, under the Credit Agreement, the Company had financial covenants that began in 2013 and became increasingly restrictive each quarter. The covenants were primarily driven by the calculation of Credit Agreement EBITDA for the trailing twelve month periods, which is driven by charter hire rates. The Company met all of its covenants in 2013, other than the maximum leverage ratio at December 31, 2013. That ratio was exceeded primarily due to a recognized loss of $8.2 million on the Company’s shares of Korea Line Corporation (“KLC”) during the fourth quarter of 2013, as further described under “Note 6- Investment - Korea Line Corporation”. The Company failed to meet both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at March 31, 2014 and June 30, 2014, and expected to fail both at their respective compliance measurement dates until the date of emergence from bankruptcy.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014, from the Consenting Lenders. Under the terms of the Waivers, the Consenting Lenders agreed to waive until June 30, 2014 certain potential events of default, subject to the Company's compliance with the terms, conditions and milestones as set forth in the Waiver, including a milestone requiring the Company and the Consenting Lenders to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms, by April 15, 2014.

 On April 15, 2014, April 30, 2014, May, 15, 2014, May 31, 2014, June 5, 2014, June 27, 2014, and July 15, 2014, the Company and the Consenting Lenders entered into a successive series of amendments to the Waivers extending the term of the Waivers and postponing the milestones thereunder through August 5, 2014.

As consideration for the Consenting Lenders’ agreement to enter into the June 5, 2014 amendment (“Amendment No. 5”) to the Waivers and extend the milestone referred to above, Amendment No. 5 provided for a one-time forbearance fee payable to each Lender entering into Amendment No. 5 (the “Forbearance Fee”), the form of which to be determined by the Company, and the payment of which to be deferred, in accordance with the terms of Amendment No. 5.  In addition, Amendment No. 5 provided that following the request of either the Company or the majority of the holders of the warrants to purchase common stock of the Company (the “Warrants”) issued under the Warrant Agreement, dated as of June 20, 2012, between the Company and the other parties thereto (the “Warrant Agreement”), the Company and Lenders constituting a majority of the holders of the Warrants would amend certain of the provisions of the Warrant Agreement to eliminate the conditions restricting the exercise of the Warrants then outstanding, such that the Warrants would be immediately exercisable.  Upon the entry into such amendment, the Forbearance Fee would be forfeited.

Subsequently, the Company determined that it would not make the scheduled June 30, 2014 interest payment under the Credit Agreement, and the Consenting Lenders agreed, pursuant to the June 27, 2014 amendment to the Waivers (“Amendment No. 6”), to forbear from exercising any rights or remedies with respect to this otherwise due interest payment until the termination of the forbearance period afforded by the Waivers. Interest was to continue to accrue on the unpaid interest payment during the period of forbearance at the penalty rate specified in the Credit Agreement.

On July 2, 2014, the Company and certain of the lenders under its Credit Agreement (such lenders constituting “Majority Holders” under the Warrant Agreement (as defined below)), entered into Amendment No. 1 to Warrant Agreement (the “Warrant Amendment”), to amend certain of the terms of the Warrant Agreement, under which the Company issued the Warrants. One-third of the Warrants were exercisable immediately on the issue date thereof, the next third of the Warrants were exercisable when the price of the Company's common stock reached $10.00 per share (subject to certain customary adjustments in the event of stock splits, reverse stock splits and certain distributions to all holders of common stock) or when certain other events occurred (the “Trigger Price B Warrants”), and the last third of the warrants were exercisable when the price of the Company's common stock reached $12.00 per share (subject to the aforementioned adjustments) or when certain other events occurred (the “Trigger Price C Warrants”). The Warrant Amendment eliminated the conditions restricting the exercise of the Trigger Price B Warrants and the Trigger Price C Warrants held by lenders under the Credit Agreement (collectively, the “Lender Warrants”), including the minimum share price conditions described above, such that all such Lender Warrants were immediately exercisable. The Warrant Amendment also included a prohibition on the trade or transfer by any such lender of its Warrants, or shares of common stock received upon exercise thereof, except in connection with a transfer of such lender’s loans under the Credit Agreement, for so long as the Waivers, as the same may be amended or modified from time to time, or any successor agreement thereto, were in effect. In accordance with the terms of Amendment No. 5, the Forbearance Fee was forfeited by the Consenting Lenders contemporaneously with the entry into the Warrant Amendment.

On August 6, 2014, the Company and each of its direct and indirect subsidiaries entered into the Restructuring Support Agreement referenced above with the Consenting Lenders.

Korea Line Corporation

Since 2007 the Company has had a chartering agreement with Korea Line Corporation (“KLC”). KLC experienced financial troubles beginning in 2011 and failed to meet its contractual obligations to the Company. Since 2011, KLC and the Company had modified the terms of its charter agreement a number of times; however, KLC continued to experience financial difficulties. In the first quarter of 2013, a comprehensive termination agreement between the Company and KLC became effective, as the settlement effectively terminated the charters with KLC. The Company received a cash payment of $10.3 million; released $3.5 million of bunker liabilities to KLC; released an aggregate $3.6 million balance related to KLC deferred revenue; released a $10.1 million balance related to the KLC unamortized fair value of charters below and above contract value; received KLC shares valued at $5.9 million; and received a note receivable valued at $2.7 million. The total aggregate consideration related to the KLC termination agreement was $36.1 million of which the Company recorded revenue associated with the termination of $32.8 million, related to amounts previously owed but not recognized, and a termination gain of $3.3 million.

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

As of December 31, 2013 and September 30, 2014, the Company’s sole remaining interest in KLC is an investment in capital stock.

The KLC investment is designated as Available For Sale (“AFS”) and is reported at its fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”). The fair value of KLC shares are determined from the market price as quoted on the Korean Stock Exchange and by converting the South-Korean Won (”KRW”) extended value into USD with the exchange rate applicable on date of conversion. The Company reviews the investment in KLC for impairment on quarterly basis.

As of March 31, 2013, September 30, 2013 and December 31, 2013, the change in the fair value of our KLC investment was considered as other-than-temporary, and therefore the Company recorded non-cash impairment losses of $3.0 million, $7.3 million and $8.2 million, respectively, in other expenses in the first, third and fourth quarters of 2013, respectively.

The fair value of the KLC investments subsequent to September 30, 2014, has been recovered and increased in value. During the nine month period, the KLC shares were volatile and at times valued above and below the Company's book value. Therefore, the Company concluded that as of March 31, 2014, June 30, 2014 and September 30, 2014, the change in the fair value of the KLC investment is “temporary,” and the Company recorded an unrealized loss of $2.1 million as of March 31, 2014, an unrealized gain of $1.4 million as of June 30, 2014 and an unrealized gain of $0.3 million as of September 30, 2014 in shareholders’ equity as a component of Accumulated Other Comprehensive Income. No impairment charges were recognized for the nine months ended September 30, 2014.

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

(2)

balance our revenues between mid-term time charters, short-term time charters, voyage charters and pool arrangements to maximize our financial performance throughout shipping cycles. The Company has been executing its commercial strategy by trading primarily in the spot market through, voyage charters, short-term time charters, index charters, and pool charters. We have entered into either time charter, or voyage charter employment, or pool contracts for all the vessels in our operating fleet. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters, voyage charters and pool contracts provide us with revenue upside as the market improves. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates when appropriate.

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

Information on our Fleet

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of September 30, 2014:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Mar 2015	Pool (4)

Bittern	2009	57,809	Mar 2015	Pool (4)

Canary	2009	57,809	Jan 2015	Pool (4)

Cardinal	2004	55,362	Oct 2014	$7,800 (2)

Condor	2001	50,296	Oct 2014	$2,500 (2)

Crane	2010	57,809	Mar 2015	Pool (4)

Crested Eagle	2009	55,989	Oct 2014	$3,525 (2)

Crowned Eagle	2008	55,940	Nov 2014 – May 2015	Index (3)

Egret Bulker	2010	57,809	Dec 2014	Pool (4)

Falcon	2001	50,296	Oct 2014	$7,000 (2)

Gannet Bulker	2010	57,809	Oct 2014	$10,500 (4)

Golden Eagle	2010	55,989	Oct 2014	$7,000 (4)

Goldeneye	2002	52,421	Oct 2014	$10,000 (4)

Grebe Bulker	2010	57,809	Nov 2014	Pool (4)

Harrier	2001	50,296	Oct 2014	$6,500 (2)

Hawk I	2001	50,296	Nov 2014 – May 2015	Index (3)

Ibis Bulker	2010	57,775	Dec 2014	Pool (4)

Imperial Eagle	2010	55,989	Oct 2014 – Dec 2014	Index (3)

Jaeger	2004	52,248	Oct 2014	$6,500 (2)

Jay	2010	57,802	Oct 2014	$12,000 (2)

Kestrel I	2004	50,326	Oct 2014	$7,000 (2)

Kingfisher	2010	57,776	Mar 2015	Pool (4)

Kite	1997	47,195	Oct 2014	$7,500 (2)

Kittiwake	2002	53,146	Nov 2014 – Dec 2014	$8,750 (2)

Martin	2010	57,809	Dec 2014	Pool (4)

Merlin	2001	50,296	Nov 2014 to Feb 2015	$10,000 (2)

Nighthawk	2011	57,809	Dec 2014	Pool (4)

Oriole	2011	57,809	Nov 2014 – Jan 2015	$9,850 (2)

Osprey I	2002	50,206	Nov 2014 – Dec 2014	$9,300 (2)

Owl	2011	57,809	Oct 2014	$12,000 (2)

Peregrine	2001	50,913	Oct 2014	$6,550 (2)

Petrel	2011	57,809	Oct 2014	$11,750 (2)

Puffin Bulker	2011	57,809	Oct 2014 – Nov 2014	$11,000 (2)

Redwing	2007	53,411	Oct 2014 – Nov 2014	$9,000 (2)

Roadrunner Bulker	2011	57,809	Oct 2014	$9,750 (2)

Sandpiper Bulker	2011	57,809	Oct 2014		$12,500 (2)

Shrike	2003	53,343	Mar 2015		Pool (4)

Skua	2003	53,350	Nov 2014 – Feb 2015		$8,000 (2)

Sparrow	2000	48,225	Oct 2014		$9,000 (2)

Stellar Eagle	2009	55,989	Oct 2014 – Jan 2015		Index (3)

Tern	2003	50,200	Oct 2014		Voyage

Thrasher	2010	53,360	Jan 2015		Index (3)

Thrush	2011	53,297	Jan 2015		Pool (4)

Woodstar	2008	53,390	Nov 2014 to Feb 2015		Index (3)

Wren	2008	53,349	Mar 2015	$	Pool (4)

(1)

The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 5.00%, to third party ship brokers.

(2)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months or a voyage charter.
(3)	Index, an average of the trailing Baltic Supramax Index.
(4)	These vessels are operating in a dry bulk pool for a period between 8 to 14 months.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate, obtain financing and insurance for, the purchase and sale of vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. We have established an in-house technical management function and engage a third party technical manager that performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of sixty-nine shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provides the following services:

•     commercial operations and technical supervision;

•     safety monitoring;

•     vessel acquisition; and

•     financial, accounting and information technology services.

Amendment to Delphin Management Agreement

The Company, as Manager, and Delphin Shipping LLC (“Delphin”) were previously parties to a vessel management agreement pursuant to which the Company provided vessel technical management supervision services and vessel commercial management services to Delphin (the “Management Agreement”). On October 15, 2014, the Management Agreement was amended and restated (as so amended and restated, the “Amended Management Agreement”). Under the Amended Management Agreement, the Company will continue to supply vessel technical vessel management supervision services and commercial vessel management services to Delphin and vessel owning subsidiaries of Delphin. Such services will continue to be provided for dry bulk vessels owned by Delphin. The nature of the technical vessel management services and the commercial vessel management services to be provided by the Company are set forth in the Amended Management Agreement. The technical management fee under the Amended Management Agreement shall be $700 per vessel per day. The commercial management fee shall be 1.25% of charter hire; provided, however, that no commercial management fee shall be payable with respect to charter hire that is earned while a vessel is a member of a pool and with respect to which a fee is paid to the pool manager.

The Amended Management Agreement contains an acknowledgement that the Company may have a conflict in pursuing charter opportunities for Delphin’s vessels and provides a means for dealing which such conflict. The initial term of the Amended Management Agreement is one year from the Effective Date. The Amended Management Agreement is thereafter renewable for successive one year terms at the option of Delphin. The Amended Management Agreement also contains certain termination events in favor of each of Delphin and the Company.

Technical Management

We established in-house technical management capabilities, through which we provide technical management services to a majority of our vessels, in addition to establishing a vessel management bench-mark with an unaffiliated third party technical manager, V Ships Management Ltd., which is one of the world's largest providers of independent ship management and related services that manage a portion of our fleet. We review the performance of the technical manager on an annual basis and may add or change technical managers. During the 2013 fiscal year we transferred all the vessels historically managed by Anglo Eastern International Ltd. to our in-house technical management.

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

Our third-party technical manager is paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the nine-month periods ended September 30, 2014 and 2013, the technical management fee averaged $10,708 and $10,315 per vessel per month, respectively. Management fees paid to our third-party technical manager is recorded under Vessel Expenses.

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

In the event that an impairment were to occur, we would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. We estimate fair value primarily through the use of third party valuations performed on an individual vessel basis. Such valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such. Significant operating or cash flow losses that typically precede a bankruptcy filing would often trigger an impairment assessment of the long-lived assets. The cash flow forecasts used to test for recoverability is the first step of the impairment test of long-lived assets. If the carrying amount of an asset group is recoverable (i.e., passes step one), the entity is precluded from recognizing an impairment charge, even if the fair value of the asset group, or any individual asset within the group, is less than its carrying amount.

We believe that as of September 30, 2014, each of our vessels has a basic market value below its carrying value, and this aggregate difference represents the approximate analysis of the amount by which we believe we would have to reduce our net income if we sold all of such vessels in the current environment, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy. We believe that the aggregate carrying value of our vessels as of September 30, 2014 exceeds their aggregate basic charter-free market value by approximately $740 million.

Following its emergence from bankruptcy, the Company will record the effects of its reorganization plan and adopt ‘fresh-start’ accounting as of the Effective Date, whereby its balance sheet items will be adjusted to their fair values. The fair value of the vessels will be determined based upon appraisals obtained from independent ship brokerage firms.

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

Results of Operations for the three and nine month periods ended September 30, 2014 and 2013:

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Ownership Days	4,140	4,140	12,285	12,285
Available Days	4,083	4,109	12,143	12,193
Operating Days	4,001	4,096	11,934	12,133
Fleet Utilization	98.0%	99.7%	98.3%	99.5%

In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations.

•              Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days for the nine-month period ended September 30, 2014 were the same as the corresponding period in 2013.

•              Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

•              Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine-month periods ended September 30, 2014, the Company completed drydocking six vessels. During the nine-month periods ended September 30, 2013, the Company drydocked four vessels.

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

Gross time and voyage charter revenues in the quarter ended September 30, 2014, were $31,381,634, compared with $40,694,731 recorded in the comparable quarter in 2013. The decrease in revenue is attributable to lower charter rates earned by the fleet in the quarter ended September 30, 2014. Brokerage commissions incurred on revenues earned in the quarter ended September 30, 2014 and 2013 were $1,535,596 and $1,716,313, respectively. Net revenues during the quarter ended September 30, 2014 and 2013, were $29,846,038 and $38,978,418, respectively.

Gross time and voyage charter revenues in the nine-month period ended September 30, 2014 were $123,436,530, compared with $160,156,275 recorded in the comparable period in 2013. The decrease in revenue is attributable to the settlement agreement with KLC, pursuant to which the Company recognized revenue of approximately $32.8 million in the quarter ended March 31, 2013, and lower rates earned by the fleet in the nine-month period ended September 30, 2014. Gross revenues recorded in the nine-month period ended September 30, 2013, included $10,280,559 relating to the non-cash amortization of fair value below contract value of time charters acquired of which $10,106,247 relates to the KLC settlement agreement in the quarter ended March 31, 2013. The remaining $174,312 relates to contracts not associated with KLC and which fully amortized during the first quarter of 2013. Brokerage commissions incurred on revenues earned in the nine-month period ended September 30, 2014 and 2013 were $5,415,042 and $4,715,359, respectively. Net revenues during the nine-month period ended September 30, 2014 and 2013, were $118,021,488 and $155,440,916, respectively.

Voyage expenses

To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the owner. Voyage expenses for the three-month period ended September 30, 2014 were $5,062,030, compared to $7,683,180 in the comparable quarter in 2013. Expenses were lower primarily because more of our vessels were employed under time charters that require the charterer to bear all of those expenses.

Voyage expenses for the nine-month period ended September 30, 2014 were $12,379,345, compared to $23,288,739 in the comparable period in 2013. Expenses were lower primarily because more of our vessels were employed under time charters that require the charterer to bear all of those expenses.

Vessel Expenses

Vessel expenses for the three-month period ended September 30, 2014 were $24,842,113, compared to $21,804,188 in the comparable quarter in 2013. The increase is attributable primarily to the increased spending required for repairs and related spares. Vessel expenses for the three-month period ended September 30, 2014 included $23,354,516 in vessel operating costs and $1,487,597 in technical management fees. Vessel expenses for the comparable period in 2013 included $20,400,337, in vessel operating costs and $1,403,851 in technical management fees.

Vessel expenses for the nine-month period ended September 31, 2014 were $71,932,268, compared to $63,132,366 in the comparable period in 2013. The increase is attributable primarily to the increased spending required for repairs and related spares. Vessel expenses for the nine-month period ended September 30, 2014 included $67,505,415 in vessel operating costs and $4,426,853 in technical management fees. Vessel expenses for the comparable period in 2013 included $58,949,844, in vessel operating costs and $4,182,522 in technical management fees.

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

Depreciation and Amortization

For the three-month periods ended September 30, 2014 and 2013, total depreciation and amortization expense was $19,611,354 and $19,366,495, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2014 includes $18,715,992 of vessel and other fixed assets depreciation, and $895,362 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2013 were $18,903,389 of vessel and other fixed assets depreciation and $463,106 of amortization of deferred drydocking costs. The increase in depreciation and amortization expense is attributable to higher drydock amortization.

For the nine-month periods ended September 30, 2014 and 2013, total depreciation and amortization expense was $58,042,662 and $57,463,027, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2014 includes $55,670,788 of vessel and other fixed assets depreciation, and $2,371,874 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 31, 2013 were $56,129,127 of vessel and other fixed assets depreciation and $1,333,900 of amortization of deferred drydocking costs. The increase in depreciation and amortization expense is attributable to higher drydock amortization.

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

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with our Credit Agreement and are amortized over the life of the facility. In connection with the Fourth Amended and Restated Credit Facility entered into on June 20, 2012, the Company recorded $11,829,673 in deferred financing costs and a fair value of the Warrant Shares of $7,241,743 that amortize over the life the term credit agreement. For the three-month periods ended September 30, 2014 and 2013, the amortization of deferred financing costs allocated to the vessels in operation was $4,042,989 and $2,106.220, respectively. For the nine-month periods ended September 30, 2014 and 2013, the amortization of deferred financing costs allocated to the vessels in operation was $16,278,544 and $6,271,128, respectively. As a result of the Company’s filing of the voluntary Prepackaged Case under the Bankruptcy Code with the Court, (See Note 1), a deferred financing cost of $12,230,340 was written-off cumulatively to interest expense for the nine-months ended September 30, 2014. In the current quarter the Company recorded $750,000 as Debtor-In-Possession deferred financing costs and concurrently amortized $576,923 in the third quarter of 2014. The unamortized balance as of September 30, 2014 is $173,077.

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

General and administrative expenses for the three-month periods ended September 30, 2014, and 2013, were $6,566,185 and $2,946,267, respectively. These general and administrative expenses include a non-cash compensation component of $196,979 and $562,604, respectively. The increase in general and administrative expenses for the three-month period ended September 30, 2014 compared to the comparable period in 2013, is primarily attributable to allowance for bad debt of $1,824,519.

General and administrative expenses for the nine-month periods ended September 30, 2014, and 2013, were $12,832,270 and $10,878,601, respectively. These general and administrative expenses include a non-cash compensation component of $765,339 and $4,328,178, respectively. The increase in general and administrative expenses for the nine-month period ended September 30, 2014 compared to the comparable period in 2013, is primarily attributable to allowance for bad debt of $1,824,519.

Reorganization Expenses Due to Bankruptcy

Reorganization expenses due to bankruptcy include professional fees directly related to the filing of the Prepackaged Case which were incurred in the reorganization process. Certain additional reorganization expenses were contingent upon the approval of a plan of reorganization by the Court and include cure costs and success fees. The Company is currently aware of certain success fees that potentially could be paid upon the Company’s emergence from bankruptcy to third party financial advisors retained by the Company in connection with the Prepackaged Case of approximately $9.1 million. Reorganization expenses of $7,311,240 were incurred for the three months ended September 30, 2014 of which $3,107,207 was unpaid. Reorganization expenses of $15,483,981 were incurred for the nine months ended September 30, 2014 of which $3,107,207 was unpaid.

Effects of Inflation

 We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities during the nine-month period ended September 30, 2014 was $11,094,580, compared with net cash used in operating activities of $342,990 during the corresponding nine-month period ended September 30, 2013.

Net cash used in investing activities during the nine-month period ended September 30, 2014, was $340,286, compared with net cash provided by investing activities of $2,275,326 during the corresponding nine-month period ended September 30, 2013.

Net cash provided by financing activities during the nine-month period ended September 30, 2014 was $24,250,000, compared with net cash used in financing activities of $126,535 during the corresponding nine-month period ended September 30, 2013.

As of September 30, 2014, our cash balance was $32,497,858, compared to a cash balance of $19,682,724 at December 31, 2013. Also recorded in Restricted Cash is an amount of $66,243, which collateralizes letters of credit relating to our office leases.

At September 30, 2014, the Company’s debt consisted of $1,129,478,741 in term loans, $62,423,569 paid-in-kind loans and $25,000,000 in DIP loans.

Bankruptcy Filing

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant under its Credit Agreement (as defined below) as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers were extended through August 5, 2014, subject to certain conditions and the satisfaction of certain milestones. Given the uncertainty as to whether the Company would be able to comply with the terms of the Waivers within the time frames provided, the Company concluded that there was substantial doubt about its ability to continue as a going concern until such time the Company was able to demonstrate that it had sufficient cash flows to meet its ongoing needs. To address this risk of being able to continue as a going concern, the Company undertook negotiations with its lenders to provide longer term covenant relief or to restructure its balance sheet and capital structure. The financial statements have been prepared assuming the Company will continue as a going concern.

On August 6, 2014, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with lenders constituting the “Majority Lenders” (as such term is defined in the Credit Agreement) under its Credit Agreement (the “Consenting Lenders”), which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed a voluntary prepackaged case (the “Prepackaged Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court). The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries. Through the Prepackaged Case, the Company sought to implement a balance sheet restructuring pursuant to the terms of its prepackaged plan of reorganization filed with the Court (the “Plan”). The Company continued to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

The commencement of the Prepackaged Case constituted an event of default that accelerated the Company’s obligations under the Credit Agreement, subject to an automatic stay of any action to collect, assert or recover a claim against the Company and the application of the applicable provisions of the Bankruptcy Code.

As part of the Prepackaged Case, the Company obtained debtor-in-possession financing (the “DIP Loan Facility”), as further described below, pursuant to authorization from the Court. The Company funded its ongoing operations during the pendency of the Prepackaged Case through available borrowings under the DIP Loan Facility as well as cash generated from operations.

Subsequent to the filing of the Prepackaged Case, the Company received approval from the Court to continue using its existing cash management system and to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations, such as certain employee wages, salaries and benefits, certain taxes and fees, customer obligations, obligations to logistics providers and pre-petition amounts owed to certain critical vendors. The Company continued to honor payments to vendors and other providers in the ordinary course of business for goods and services received after the filing date of the Prepackaged Case. The Company retained legal and financial professionals to advise the Company in connection with the Prepackaged Case and certain other professionals to provide services and advice in the ordinary course of business.

On September 22, 2014, the Court entered the Confirmation Order confirming the Plan. On the Effective Date, the Company completed its balance sheet restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Liquidity

Pursuant to the terms of the Credit Agreement, the Company has financial covenants that began in 2013 and became increasingly restrictive each quarter. The covenants are primarily driven by the calculation of Credit Agreement EBITDA for the trailing twelve month periods, which is driven by charter hire rates. The Company met all of its covenants in 2013, other than the maximum leverage ratio at December 31, 2013. That ratio was exceeded primarily due to a recognized loss of $8.2 million on the Company’s shares of KLC during the fourth quarter of 2013. The Company failed to meet both the maximum leverage ratio covenant and the minimum interest coverage ratio covenant at March 31, 2014 and June 30, 2014, and expected to fail both at their respective compliance measurement dates until the date of emergence from bankruptcy.

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant as of December 31, 2013 and the violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014, from the Consenting Lenders. Under the terms of the Waivers, the Consenting Lenders agreed to waive until June 30, 2014 certain potential events of default, subject to the Company's compliance with the terms, conditions and milestones as set forth in the Waiver, including a milestone requiring the Company and the Consenting Lenders to (i) agree on terms of a restructuring of the obligations outstanding under the Credit Agreement and (ii) execute a binding restructuring support agreement or similar agreement documenting such agreed-upon terms, by April 15, 2014.

 On April 15, 2014, April 30, 2014, May, 15, 2014, May 31, 2014, June 5, 2014, June 27, 2014, and July 15, 2014, the Company and the Consenting Lenders entered into a successive series of amendments to the Waivers extending the term of the Waivers and postponing the milestones thereunder through August 5, 2014.

As consideration for the Consenting Lenders’ agreement to enter into the June 5, 2014 amendment (“Amendment No. 5”) to the Waivers and extend the milestone referred to above, Amendment No. 5 provided for a one-time forbearance fee payable to each Lender entering into Amendment No. 5 (the “Forbearance Fee”), the form of which to be determined by the Company, and the payment of which to be deferred, in accordance with the terms of Amendment No. 5.  In addition, Amendment No. 5 provided that following the request of either the Company or the majority of the holders of the warrants to purchase common stock of the Company (the “Warrants”) issued under the Warrant Agreement, dated as of June 20, 2012, between the Company and the other parties thereto (the “Warrant Agreement”), the Company and Lenders constituting a majority of the holders of the Warrants would amend certain of the provisions of the Warrant Agreement to eliminate the conditions restricting the exercise of the Warrants then outstanding, such that the Warrants would be immediately exercisable.  Upon the entry into such amendment, the Forbearance Fee would be forfeited.

Subsequently, the Company determined that it would not make the scheduled June 30, 2014 interest payment under the Credit Agreement, and the Consenting Lenders agreed, pursuant to the June 27, 2014 amendment to the Waivers (“Amendment No. 6”), to forbear from exercising any rights or remedies with respect to this otherwise due interest payment until the termination of the forbearance period afforded by the Waivers. Interest was to continue to accrue on the unpaid interest payment during the period of forbearance at the penalty rate specified in the Credit Agreement.

On July 2, 2014, the Company and certain of the lenders under its Credit Agreement (such lenders constituting “Majority Holders” under the Warrant Agreement, entered into the Warrant Amendment to amend certain of the terms of the Warrant Agreement under which the Company issued the Warrants. The Warrant Amendment eliminated the conditions restricting the exercise of the Trigger Price B Warrants and the Trigger Price C Warrants held by lenders under the Credit Agreement, such that all such Lender Warrants were immediately exercisable. The Warrant Amendment also included a prohibition on the trade or transfer by any such lender of its Warrants, or shares of common stock received upon exercise thereof, except in connection with a transfer of such lender’s loans under the Credit Agreement, for so long as the Waivers, as the same may be amended or modified from time to time, or any successor agreement thereto, were in effect. In accordance with the terms of Amendment No. 5, the Forbearance Fee was forfeited by the Consenting Lenders contemporaneously with the entry into the Warrant Amendment.

The Fourth Amended and Restated Credit Agreement

On June 20, 2012, the Company entered into a Fourth Amended and Restated Credit Agreement to its credit facility agreement, dated as of October 19, 2007, as amended (the “Credit Agreement”), which, among other things, (i) permanently waives any purported defaults or events of defaults that were the subject of a temporary waiver under the Sixth Amendatory and Commercial Framework Implementation Agreement (the "Sixth Amendment") to the Third Amended and Restated Credit Agreement dated October 19, 2007, including any alleged events of default arising from any purported breach of the minimum adjusted net worth covenant that occurred as a result of any failure to maintain the required adjusted net worth; (ii) converts the $1,129,478,741 outstanding under the revolving credit facility into a term loan; (iii) sets the maturity date as December 31, 2015, and, subject to the Company's satisfaction of certain conditions, including a collateral coverage ratio at December 31, 2015 of less than 80%, provides an option to the Company to further extend the maturity date by an additional 18 months to June 30, 2017 (the "Termination Date"); (iv) requires no mandatory repayments of principal until the Termination Date, other than a quarterly sweep of cash on hand in excess of $20,000,000 and upon the sale of vessels, additional financings or future equity raises by the Company. All amounts outstanding under the term loan were to bear interest at LIBOR plus a margin that would include a payment-in-kind ("PIK") component. The initial cash margin of 3.50% and PIK margin of 2.50% can be reduced on the basis of reduced leverage and proceeds from future equity raises by the Company.

The Credit Agreement also provided for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date.  On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value $10.00 per share. As of September 30, 2014, the outstanding amount of the term loan was $1,129,478,741, the amount of the PIK loans was $62,423,569 and no amount was drawn on the Liquidity Facility.

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

On July 2, 2014, the Company and certain of the Company’s lenders under the Credit Agreement entered into the Warrant Amendment to amend certain of the terms of the Warrant Agreement. The Warrant Amendment eliminated the conditions restricting the exercise of the Trigger Price B Warrants and the Trigger Price C Warrants held by lenders under the Credit Agreement, including the minimum share price conditions described above, such that all such Lender Warrants were immediately exercisable. The Warrant Amendment also included a prohibition on the trade or transfer by any such lender of its Warrants, or shares of common stock received upon exercise thereof, except in connection with a transfer of such lender’s loans under the Credit Agreement, for so long as the Waivers, as the same may be amended or modified from time to time, or any successor agreement thereto, were in effect. Refer to Note 1–General Information- Liquidity for additional information. The Company valued the Warrant Amendment and determined that there is no incremental change in fair value due to the modification. The Company determined the relative fair value of the Warrants before the modification by using the Monte Carlo simulation which was performed, and the mean value was selected. The assumptions used in the Monte Carlo simulation were the underlying stock price of $2.88, risk-free rate of 1.33%, expected volatility of 83.3%, expected term of 7.9 years and expected dividend yield of 0%. The fair value of the Warrants the day after the modification is based on $2.88 share price further discounted after factoring in restrictions under the Warrant Amendment.

The Company’s obligations under the Credit Agreement were secured by a first priority mortgage on each of the vessels in its fleet, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to its vessels. The Credit Agreement also limited the Company’s ability to create liens on its assets in favour of other parties.

For the three months ended September 30, 2014, the interest expense included 2% default interest on the unpaid interest as of June 30, 2014 and 6% interest on the DIP facility post-bankruptcy filing in addition to facility term loan interest at 3.5% margin over Libor. Interest expense ceased being accrued as of August 6, 2014 except for the Debtor-In-Possession interest.

For the nine months ended September 30, 2014, interest rates on the outstanding debt ranged from 3.73 % to 8.23%, including a margin of 3.50% over LIBOR. The weighted average effective interest rate was 2.94%.

The commencement of the Prepackaged Case constituted an event of default that accelerated the Company’s obligations under the Credit Agreement, subject to an automatic stay of any action to collect, assert or recover a claim against the Company and the application of the applicable provisions of the Bankruptcy Code.

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

The DIP Loan Facility has a nine-month term, subject to a three month extension at the option of the Company (the “Extension Option”) provided no default or Event of Default has occurred thereunder and upon payment by the Company of an extension fee to the DIP Lenders equal to 0.75% of each DIP Lender’s commitment thereunder, unless prior to the end of such nine month period, the Plan is confirmed pursuant to an order entered by the Court, in which case, the DIP Loan Facility will terminate on the date of such confirmation. The amount committed and made available under the DIP Loan Facility is $50 million, of which $25 million is available following the entry of the Interim Order. On September 19, 2014, the Court entered an order approving the DIP Loan Facility on a final basis.

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

Discharge

On the Effective Date, and in accordance with the Plan, the Credit Agreement was terminated and all liens and mortgages related thereto were released as part of the Plan, and the DIP Loan Facility was repaid in full and all liens and mortgages related thereto were released.

Exit Financing Facility

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million undrawn revolving credit facility, and matures on October 15, 2019. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin (the “Margin”) ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the Margin.

The Company’s obligations under the Exit Financing Facility will be secured by a first priority mortgage on each of the vessels in its fleet and such other vessels that it may from time to time include with the approval of the Exit Lenders, a first assignment of its earnings account, its liquidity account and its vessel-owning subsidiaries’ earnings accounts, a first assignment of all charters (having a term which may exceed 18 months), freights, earnings, insurances, requisition compensation and management agreements with respect to the vessels and a first priority pledge of the membership interests of each of its vessel-owning subsidiaries. The Company may grant additional security to the Exit Lenders from time to time in the future.

The Exit Financing Facility contains financial covenants requiring the Company, among other things, to ensure that: the aggregate market value of the vessels in the Company’s fleet at all times does not fall below between 150% and 165% of the aggregate principal amount of debt outstanding under the Exit Financing Facility; the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis divided by the sum of (i) the total shareholders’ equity for the Company and all of its subsidiaries (minus goodwill and other non-tangible items) and (ii) the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis, shall not be more than 0.65; the aggregate of the Company’s and its subsidiaries’ EBITDA will not be less than 2.5x of the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant particular period; and the Company maintains a minimum liquidity of not less than the greater of (i) $20,000,000 and (ii) $500,000 per vessel in the Company’s fleet. In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; enter into a new line of business. The Borrower shall repay the Term Loan in 20 equal consecutive quarterly repayment installments each in an amount of U.S. $3,906,250. The first installment of the Term Loan shall be repaid on the date falling three months after the First Drawdown Date and the last such installment on the Maturity Date

The Exit Financing Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the Exit Lenders’ judgment, there is significant risk that the Company is or would become insolvent. The Company is not permitted to pay dividends if there is a default or a breach of a loan covenant under the Exit Financing Facility or if the payment of the dividends would result in a default or breach of a loan covenant. Indebtedness under the Exit Financing Facility may also be accelerated if the Company experiences a change of control.

Sources of funds

Our principal sources of funds are operating cash flows and long-term bank borrowings. Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments of interest on outstanding loan facility. Historically, we had also used funds to pay dividends. Commencing with the fourth quarter of 2008, our board of directors determined to suspend the payment of a dividend to our shareholders to increase cash flow, optimize financial flexibility and enhance internal growth. Moreover, pursuant to restrictions under our existing debt instruments and laws of the Republic of Marshall Islands, we are prohibited from paying dividends except under certain circumstances, including there being no default or breach of a loan covenant, and limitations on the amount of dividends we can pay depending on the amount of cumulative cash flows and surplus. Future dividends, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, results of operations, required capital expenditures or reserves, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant.

Our current liquidity needs arise primarily from drydocking for our vessels, and working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available to us under the Exit Financing Facility described above. We expect that our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness.

We believe that our current financial resources, together with the undrawn revolving credit facility and cash generated from operations will be sufficient to meet our ongoing business needs over the next twelve months. The Company’s ability to generate sufficient cash is dependent upon, among other things, continuing to improve the profitability of its operations and future cash flows which contemplates an improvement in charter rates.

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

In addition to acquisitions that we may undertake in future periods, the Company’s other major capital expenditures include funding the Company's maintenance program of regularly scheduled drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period. We have also initiated a fuel efficiency upgrade program for certain of our vessels.  We believe this program will generate considerable fuel savings going forward and increase the future earnings potential for these vessels. The cost of the upgrades, which will be performed under the planned drydocking schedule, is expected to be approximately $0.3 million.

Drydocking costs incurred are amortized to expense on a straight-line basis over the period through the date of the next scheduled drydock. Six vessels completed drydocking in the nine months ended September 30, 2014.

 The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
December 31, 2014	44	$1.20 million
March 31, 2015	154	$4.2 million
June 30, 2015	88	$2.40 million
September 30, 2015	66	$1.80 million

(1)Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.

(2)Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to Note 11 “Legal Proceeding” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

We commenced the Prepackaged Case to implement our balance sheet restructuring. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stayed certain actions against us, including actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estate. The Plan provided for the treatment of allowed claims against our bankruptcy estate, including pre-petition liabilities. The treatment of such liabilities under the Plan is expected to result in a material adjustment to our financial statements.

From time to time, we are involved in various other disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and is incorporated by reference herein.

Item 1A – Risk Factors

In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent Quarterly Reports on Form 10-Q, as the same may be updated from time to time by our future filings with the SEC.

We may have to pay U.S. tax on U.S. source income, which would reduce our net income and cash flows.

Based on the ownership of our stock following our October 15, 2014 emergence from bankruptcy (as reflected on the holdings of investors reported on Schedules 13D and 13G), we believe that 5% shareholders currently own 50% or more of our stock. If 5% shareholders were to own 50% or more of our stock for more than half the days of any taxable year, we may not be eligible to claim exemption from tax under Section 883 of the Internal Revenue Code of 1986, as amended (“Section 883”). We can provide no assurance that the ownership of our stock by 5% shareholders will not preclude us from qualifying as publicly traded corporation under Section 883. As a result such uncertainty, there can be no assurance that our shipping income will qualify for exemption from U.S. federal income tax pursuant to Section 883.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

2.1

Order Confirming the Debtor’s Prepackaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2014.

2.2

Debtor’s Prepackaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code of Eagle Bulk Shipping Inc., filed with the Bankruptcy Court on August 6, 2014, incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2014.

3.1

Second Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc., as adopted on October 15, 2014, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2014.

3.2

Second Amended and Restated By-Laws of Eagle Bulk Shipping Inc., dated as of October 15, 2014, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 16, 2014.

4.1	Form of Specimen Stock Certificate of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2014.
4.2	Form of Specimen Warrant Certificate of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 16, 2014.
10.1

Restructuring Support Agreement by and among Eagle Bulk Shipping Inc., its subsidiaries and certain lenders under its Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2014.

10.2

Consent and Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of August 6, 2014, among Eagle Bulk Shipping Inc., certain of its subsidiaries, Wilmington Trust (London) Limited, as successor agent and successor security trustee and the lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2014.

10.3

DIP Loan Facility, dated as of August 8, 2014, among Eagle Bulk Shipping Inc., the Guarantors party thereto, the lenders party thereto, Wilmington Trust (London) Limited, as DIP Agent and DIP Security Trustee and Goldman Sachs Lending Partners LLC, as Sole Bookrunner and Sole Lead Arranger, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2014.

10.4

DIP Loan Security Agreement, dated as of August 8, 2014, among Eagle Bulk Shipping Inc., the guarantors party thereto and Wilmington Trust (London) Limited, as DIP Security Trustee, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2014.

10.5

DIP Loan Pledge Agreement, dated as of August 8, 2014, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Wilmington Trust (London) Limited, as DIP Security Trustee, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 11, 2014.

10.6

Form of Preferred Marshall Islands Mortgages, each to be dated as of August 11, 2014, each between the guarantor party thereto and Wilmington Trust (London) Limited, as DIP Security Trustee, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 11, 2014.

10.7

DIP Inter creditor Agreement, dated as of August 8, 2014, among Eagle Bulk Shipping Inc., the Guarantors, Wilmington Trust (London) Limited, as Prepetition Security Trustee and Wilmington Trust (London) Limited, as DIP Security Trustee, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 11, 2014.

10.8	Loan Agreement, dated as of October 9, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2014.
10.9

Registration Rights Agreement, dated as of October 15, 2014, by and between Eagle Bulk Shipping Inc. and the other party thereto, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 16, 2014.

10.10	Warrant Agreement, dated as of October 15, 2014, between Eagle Bulk Shipping Inc. and Computershare Inc., as Warrant Agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 16, 2014.
10.11

Amended and Restated Management Agreement between Eagle Bulk Shipping Inc., as Manager, and Delphin Shipping LLC, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 16, 2014.

10.12

Employment Agreement, dated as of October 15, 2014, among Eagle Shipping International (USA) LLC, Eagle Bulk Shipping Inc. and Sophocles N. Zoullas, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 16, 2014.

31.1	Rule 13a-14(d) / 15d-14(a) _Certification of Principal Executive Officer.
31.2	Rule 13a-14(d) / 15d-14(a) _Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements (unaudited).

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

Date: November 14, 2014

By: /s/ Adir Katzav

--------------------------------------------------------------------------------

Adir Katzav

Chief Financial Officer

and Principal Accounting Officer

Date: November 14, 2014