Form 10-K
period 2014-12-31
Eagle Bulk Shipping Inc.
filed 2015-04-02
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second quarter, was $51,377,290 based on the closing price of $3.09 per share on the Nasdaq Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain 5% shareholders of the registrant; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 31, 2015, 37,639,352 shares of the registrant's common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the registrant within 120 days of December 31, 2014, the last day of the registrant’s fiscal year, in connection with its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements regarding the outlook for dry cargo markets, and the Company's prospects. There are a number of factors, risks and uncertainties that could cause actual results to differ from the expectations reflected in these forward-looking statements, including changes in production of or demand for major and minor bulk commodities, either globally or in particular regions; greater than anticipated levels of vessel newbuilding orders or less than anticipated rates of scrapping of older vessels; changes in trading patterns for particular commodities significantly impacting overall tonnage requirements; changes in the rates of growth of the world and various regional economies; risks incident to vessel operation, including discharge of pollutants; unanticipated changes in laws and regulations; increases in costs of operation; the availability to the Company of suitable vessels for acquisition or chartering-in on terms it deems favorable; the ability to attract and retain customers; and the performance of our contract counterparties. This Form 10-K also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We derived some of these data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified these data nor sought the consent of any organizations to refer to their reports in this Form 10-K. The Company assumes no obligation to update or revise any forward-looking statements. Forward-looking statements in this Form 10-K and written and oral forward-looking statements attributable to the Company or its representatives after the date of this Form 10-K are qualified in their entirety by the cautionary statements contained in this paragraph and in other reports hereafter filed by the Company with the Securities and Exchange Commission (the “SEC”).

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

As of December 31, 2014, we owned and operated a modern fleet of 45 oceangoing vessels, 43 Supramax and 2 Handymax, with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 7.6 years.

Bankruptcy Reorganization

On August 6, 2014, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with lenders constituting the “Majority Lenders” (as such term is defined in the Fourth Amended and Restated Credit Agreement of the Company, dated as of October 19, 2007 (as amended, the Credit Agreement) under its Credit Agreement (the “Consenting Lenders”), which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed a voluntary prepackaged case (the “Prepackaged Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries. Through the Prepackaged Case, the Company sought to implement a balance sheet restructuring pursuant to the terms of its prepackaged plan of reorganization filed with the Court (the “Plan”). The Company continued to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

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

Key components of the Plan included:

●	Entry into a new senior secured credit facility (the “Exit Financing Facility”) as of October 9, 2014, in the amount of $275 million (inclusive of a $50 million undrawn revolving credit facility).
●

The cancellation of all outstanding equity interests in the Company as of the Effective Date, with the current holders of such equity interests (other than the Consenting Lenders on account of certain warrants held by them or shares of common stock received upon conversion of such warrants) receiving (i) shares of the reorganized Company’s Common Stock (“New Eagle Common Stock”) equal to 0.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date (subject to dilution by the New Eagle Equity Warrants (as defined below) and the Management Incentive Program (as defined below)), and (ii) an aggregate of 3,040,540 New Eagle Equity Warrants. Each New Eagle Equity Warrant will have a 7-year term (commencing on the Effective Date) and will be exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program).

●

The extinguishment of all loans and other obligations under the Credit Agreement as of the Effective Date, with the current holders thereof receiving (i) shares of New Eagle Common Stock equal to 99.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date, subject to dilution by the New Eagle Equity Warrants and the Management Incentive Program, and (ii) a cash distribution as contemplated by the Plan. On the Effective Date, the Credit Agreement was terminated, and the liens and mortgages thereunder were released.

●	All claims of unsecured creditors of Eagle Bulk Shipping Inc. were unaffected and will be paid in full in the ordinary course.
●

The establishment of a Management Incentive Program (the “Management Incentive Program”) that provides senior management and certain other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The Management Incentive Program also provides for the reservation of certain additional shares for future issuance thereunder, as further described in the Plan.

The Plan also provided for certain releases of various parties by certain holders of claims against and equity interests in the Company.

Exit Financing Facility

On October 9, 2014, Eagle Bulk Shipping Inc., as borrower, and certain of its subsidiaries, as guarantors, entered into the Exit Financing Facility with certain lenders (the “Exit Lenders”). The Exit Financing Facility is in the amount of $275 million, including a $50 million undrawn revolving credit facility, and matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin ranging between 3.50% and 4.00% per annum (“the Margin”). The revolving credit facility is subject to an annual commitment fee of 40% of the margin. The Exit Financing Facility is described further in Note 8 below.

Registration Rights Agreement

On the Effective Date, and in accordance with the Plan, the Company entered into the Registration Rights Agreement with certain parties that received shares of New Eagle Common Stock under the Plan. The Registration Rights Agreement provided such parties with demand and piggyback registration rights.

New Eagle Equity Warrant Agreement

On the Effective Date, and in accordance with the Plan, the Company issued new equity warrants (the “New Eagle Equity Warrants”) pursuant to the terms of the New Eagle Equity Warrant Agreement (the “New Eagle Equity Warrant Agreement”). Each New Eagle Equity Warrant has a 7-year term (commencing on the Effective Date) and is exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program). The New Eagle Equity Warrants are exercisable at an exercise price of $27.82 per share (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement). The New Eagle Equity Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

Available Information

We carry out the commercial and strategic management of our fleet through our wholly-owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company which maintains its principal executive offices in New York City. Each of our vessels is owned by us through a separate wholly owned Marshall Islands limited liability company.

We maintain our principal executive offices at 477 Madison Avenue, New York, New York 10022. Our telephone number at that address is (212) 785-2500. Our website address is www.eagleships.com. Information contained on our website does not constitute part of this Annual Report.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Form 10-K begins on page 28.

References in this Annual report to “we,” “us,” “our,” “Eagle Bulk” and the “Company” all refer to Eagle Bulk Shipping Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires. References to “Predecessor” refer to the Company between the period January 1, 2014 and October 15th 2014. References to “Successor” refer to the Company between the period October 16th, 2014 and December 31st, 2014.

Management of Our Fleet

Our New York City-based management team primarily focuses on the sub-Panamax dry bulk sectors, such as Supramax, Handymax and Handysize vessels, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is provided internally and by an unaffiliated third party technical manager, V.Ships Limited, which is one of the world's largest providers of independent ship management and related services. We have established in-house technical management capability, through which we provide technical management services to a majority of our vessels, in addition to establishing a vessel management bench-mark with unaffiliated external technical manager. The management of our fleet includes the following functions:

●	Strategic management. We locate, obtain financing for and purchase and sell, vessels.

●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

●	Technical management. Our unaffiliated external technical manager or our in-house technical manager perform day-to-day operations and maintenance of vessels.

Our Competitive Strengths and our Business Strategy

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

●

A fleet of Supramax dry bulk vessels. We specialize in the Supramax class of the Handymax sector of the dry bulk industry. Our operating fleet of 45 vessels at December 31, 2014 makes us one of the world's largest fleets of vessels in that sector. We view Handymax vessels, especially the Supramax class of vessels, as a highly attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

-	reduced volatility in charter rates compared to other classes of vessels;
-	increased operating flexibility;
-	ability to access more ports;
-	ability to carry a more diverse range of cargoes; and
-	broader customer base.

●

A modern, high quality fleet. The 45 Handymax vessels in our operating fleet at December 31, 2014 had an average age of approximately 7.6 years compared to an average age for the world Handymax dry bulk fleet of approximately 8.9 years. In 2011, we completed our Supramax vessel newbuilding program, pursuant to which we took delivery of 27 Supramax newbuilding vessels from 2008 to 2011. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese and Chinese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., and Oshima Shipbuilding Co., Ltd. The newbuilding vessels were built at premier shipyards in, IHI Marine United, Japan and Yangzhou Dayang Shipbuilding Co. Ltd, China.

●

A fleet of sister and similar ships allows us to maintain low cost, highly efficient operations. Our current operating fleet of 45 vessels includes eight identical sister ships built at the Mitsui shipyard based on the same design specifications, two sets of five and 17 identical sister ships built at Dayang shipyard, five identical sister ships built at IHI Marine United shipyard, and three similar ships built at the Oshima shipyard that use many of the same parts and equipment. In addition, we charter-in a 37,000 dwt newbuilt Japanese vessel. Operating sister and similar ships provides us with operational and scheduling flexibility, efficiencies in employee training and lower inventory and maintenance expenses. We believe that this should allow us both to increase revenue and lower operating costs. We intend to actively monitor and control vessel operating expenses while maintaining the high quality of our fleet through regular inspection and maintenance programs. We also intend to take advantage of savings that result from the economies of scale that the third party technical managers provide us through access to bulk purchasing of supplies, quality crew members and a global service network of engineers, naval architects and port captains.

●

Balanced charter program. Our strategy is to balance our revenues between mid-term time charters, short-term time charters, voyage charters and pool arrangements to maximize our financial performance throughout shipping cycles. The Company has been executing its commercial strategy by trading in the spot market through spot market-related time charters on voyages, short time charters, index charters, and pool charters. We have entered into either time charter, or voyage charter employment, or pool contracts for all the vessels in our operating fleet. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters, voyage charters and pool contracts can provide us with revenue upside assuming the market improves. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates when appropriate.

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

Our Fleet

Our operating fleet of 45 vessels is fitted with cargo cranes and cargo grabs that permit our vessels to load and unload cargo in ports that do not have cargo handling infrastructure in place. Our vessels are flagged in the Marshall Islands. Our vessels are all employed on time and voyage charters. The following table represents certain information about our operating fleet as of December 31, 2014:

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

Nature of Business

Our strategy is to balance our revenues between mid-term time charters, short-term time charters, voyage charters and pool arrangements to maximize our financial performance throughout shipping cycles. The Company has been executing its commercial strategy by trading in the spot market through spot market-related time charters on voyage charters, short time charters, index charters, and pool arrangements. We have entered into either time charter, or voyage charter employment, or pool contracts for all the vessels in our operating fleet. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters, voyage charters and pool contracts provide us with revenue upside assuming the market improves. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates when appropriate.

Under a pool arrangement, the vessels operate under a time charter agreement with the Pool Manager. The members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool may operate either in the time charter or spot market in which case the cost of bunkers and port costs are borne by the pool and the net pool revenue is distributed as time charter hire to each participant. To the extent the vessels are operated in the spot market, they are subject to the fluctuations of the spot market. The operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.

We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the relatively stable cash flows and high utilization rates that are associated with medium-term time charters, while at the same time providing us with the revenue upside potential from the index-linked or short-term time charters or voyage charters or pool arrangements. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates.

A time charter involves the hiring of a vessel from its owner for a period of time pursuant to a contract under which the vessel owner places its ship (including its crew and equipment) at the service of the charterer. Under a typical time charter, the charterer periodically pays us a fixed or an index-based daily charter hire rate and bears all voyage expenses, including the cost of fuel and port and canal charges. Once we have time chartered-out a vessel, trading of the vessel and the commercial risks shift to the customer. Subject to certain restrictions imposed by us in the contract, the charterer determines the type and quantity of cargo to be carried and the ports of loading and discharging. We have established our own in-house technical management capability, through which we provide technical management services to several of our and related party vessels. We have contracted the technical operations of a portion of our vessels to third-party vessel managers, and oversee the technical operation and navigation of the vessel at all times, including monitoring vessel operating expenses, such as the cost of crewing, insuring, repairing and maintaining the vessel, costs of spare parts and supplies, tonnage taxes and other miscellaneous expenses.

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

Our Customers

Our customers include international companies such as Lauritzen Bulkers A/S, Olam International, Hyundai Merchant Marine Co Ltd, Jaldhi Overseas pte. Ltd., Navig8 Inc., Phaeton international Ltd., Starhigh Asia Pacific Pte. Ltd., Bunge Ltd., Norvic Shipping, Harmony Innovation , Billion Gain Enterprise Inc, Simtra International LLC, MUR Shipping B.V., and Lighthouse Navigation Pte Ltd. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We aim to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of two independent credit risk consultants. In 2014, for the period January 1 to October 15, one customer and Navig8 pool individually accounted for more than 10% of our time and voyage charter revenue 10.5% and 17.7% of our revenue, respectively. For the period October 16 to December 31, 2014, the Navig8 pool accounted for more than 10% of our revenue, 27.7%. In 2013, two customers individually accounted for more than 10% of our time and voyage charter revenue, accounting for approximately 15.8% and 13.8% of our time and voyage charter revenue, respectively. In 2012, two customers individually accounted for more than 10% of our time and voyage charter revenue, accounting for approximately 26.5% and 11.9% of our time and voyage charter revenue, respectively. In 2011, one customer accounted for more than 10% of our time and voyage charter revenue, accounting for approximately 10.0% of our time and voyage charter revenue.

Operations

There are two central aspects to the operation of our fleet:

●	Commercial operations, which involve chartering and operating a vessel; and

●	Technical operations, which involve maintaining, crewing and insuring a vessel.

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company that was formed in January 2005 and maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. Our office staff, either directly or through these subsidiaries, provides the following services:

●	commercial operations and technical supervision;

●	safety monitoring;

●	vessel acquisition; and

●	financial, accounting and information technology services.

We currently have an aggregate of 71 shore-based personnel in our principal executive and Singapore offices.

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

In accordance with our strategy, we have entered into time, voyage and pool charters for all 45 of our vessels currently in the operating fleet. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve higher utilization rates. Vessels coming off long term employment are employed on the short to mid-term voyage charters or on the spot market. We believe that pools provide cost-effective commercial management activities for a group of similar class vessels. The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets. Under a pool arrangement, the vessels operate under a time charter agreement with the Pool Manager. The members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool may operate either in the time charter or spot market in which case the cost of the bunkers and port costs are borne by the pool and the net pool revenue is distributed as time charter hire to each participant. To the extent the vessels are operated in the spot market, they are subject to the fluctuations of the spot market. The operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.

The Company launched a freight trading operation to capitalize on value creation strategies in spot trading, contracts of affreightment, time charter-in and -out and derivative instruments. These trading capabilities extend the Company’s global presence, which includes an office in Singapore.

We regularly monitor the dry bulk shipping market and, based on market conditions, when a time charter ends, we may consider taking advantage of short-term charter rates. In such cases we will generally arrange voyage charters for those vessels that we will operate in the spot market. Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. All operating costs are borne by the owner of the vessel. A single voyage charter is often referred to as a “spot charter”, which generally lasts from two to ten weeks. Operating vessels in the spot market may afford greater opportunity to capitalize on fluctuations in the spot market; when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control. If the markets are especially weak for protracted periods, there is a risk that vessels in the spot market may spend time idle waiting for business, or may have to be "laid up".

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

Technical Management

The technical management of a portion of our fleet is provided by our unaffiliated third party technical manager, V.Ships Limited, that we believe is one of the world's largest providers of independent ship management and related services. We established in-house technical management capability, through which we provide technical management services to majority of our vessels, and to establish a vessel management bench-mark with the external technical manager. We review the performance of the managers on an annual basis and may add or change technical managers.

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

We currently crew our vessels primarily with officers and seamen from India, Ukraine, Russia, Myanmar, Philippines and East European countries who are supplied by our managers. As of December 31, 2014, we employed approximately 900 officers and seamen on the 45 vessels in our operating fleet. Each technical manager handles each seaman's training, travel, and payroll and is obligated to assure that all our seamen have the qualifications and licenses required to comply with current international regulations and shipping conventions. Additionally, our seafaring employees perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag safe manning certification in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. All international collective bargaining agreements to which we are a party are renewed for two years, prior to their expiry.

We pay our unaffiliated technical manager a monthly fee per vessel plus actual costs incurred by our vessels. For the Predecessor, the Company paid average monthly technical management fees of $13,994 per vessel for the period from January 1 to October 15 in 2014, $11,901 for year ended December 31, 2013 and $10,194 for year ended in 2012. For the Successor, the Company paid average monthly technical management fees of $11,041 per vessel for the period from October 16 to December 31 in 2014.

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

In 2012, the IMO’s Marine Environmental Protection Committee (“MEPC”) adopted by resolution amendments to the International Code for the Construction and Equipment of Ships Carrying Dangerous Chemicals in Bulk (the “IBC Code”). The provisions of the IBC Code are mandatory under MARPOL and SOLAS. These amendments, which entered into force in June 2014, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new products that fall under the IBC Code. We may need to make certain financial expenditures to comply with these amendments.

In 2013, the MEPC adopted by resolution amendments to the MARPOL Annex I Conditional Assessment Scheme, or CAS. The amendments, which became effective on October 1, 2014, pertain to revising references to the inspections of bulk carriers and tankers after the 2011 ESP Code, which enhances the programs of inspections, became mandatory. We may need to make certain financial expenditures to comply with these amendments.

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

MEPC, adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used on board ships.  As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur.  By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

Sulfur content standards are even stricter within certain ECAs.  As of July 1, 2010, ships operating within an ECA may not use fuel with sulfur content in excess of 1.0% which was further reduced to 0.10% on January 1, 2015.  Amended Annex VI establishes procedures for designating new ECAs.  Currently, the Baltic Sea the North Sea and certain coastal areas of North America have been so designated. Furthermore as of January 1, 2014 the applicable areas of the United States and the Caribbean Sea were designated ECAs.  Ocean-going vessels in these areas will be subject to stringent emissions controls and may cause us to incur additional costs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (the “EPA”), or the states where we operate, compliance with these regulations could entail significant capital expenditures, operational changes, or otherwise increase the costs of our operations.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.  The EPA promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

As of January 1, 2010, the Directive 2005/33/EC of the European Parliament and of the Council of July 6, 2005, amending Directive 1999/32/EC, came into force. The objective of the directive is to reduce emission of sulfur dioxide and particulate matter caused by the combustion of certain petroleum derived fuels. The directive imposes limits on the sulfur content of such fuels as a condition of their use within a Member State territory. The maximum sulfur content for marine fuels used by inland waterway vessels and ships at berth in ports in EU countries after January 1, 2010, is 0.10% by mass. As of January 1, 2015, all vessels operating within ECAs worldwide must comply with 0.1% sulphur requirements. Currently, the only grade of fuel meeting 0.1% sulphur content requirements is low sulphur marine gas oil (“LSMGO”). On July 15, 2011, the European Commission also adopted a proposal for an amendment of Directive 1999/32/EC which would align requirements with those imposed by the revised MARPOL Annex VI which introduced stricter sulphur limits.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, (“SOLAS”), and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS and LL Convention standards. May 2012 SOLAS amendments entered into force on January 1, 2014. The Convention on Limitation of Liability for Maritime Claims (“LLMC”) was recently amended and the amendments are expected to go into effect on June 8, 2015. The amendments alter the limits of liability for loss of life or personal injury claim and property claims against ship-owners.

The operation of our ships is also affected by the requirements set forth in Chapter IX of SOLAS, which sets forth the IMO's International Management Code for the Safe Operation of Ships and Pollution Prevention, the ISM Code. The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive Safety Management System (“SMS”) that includes among other things the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, all of the vessels in our operating fleet are ISM code-certified.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions.  For example, the IMO adopted the International Convention for the Control and Management of Ships' Ballast Water and Sediments,(“the BWM Convention,”) in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping. To date, there has not been sufficient adoption of this standard for it to take force. Many of the implementation dates originally written in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period for installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems (“BWMS”). For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the application dates of BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This in effect makes all vessels constructed before the entry into force date “existing’ vessels, and allows for the installation of a BWMS on such vessels at the first renewal survey following entry into force. The mid-ocean ballast exchange or ballast water treatment requirements became mandatory. The cost of compliance could increase for ocean carriers. Although we do not believe that the costs of such compliance would be material, it is difficult to predict the overall impact of such a requirement on our operations. On March 23, 2012, the U.S. Coast Guard issued amended regulations relating to ballast water management for vessels operating in U.S. waters. The costs of compliance with ballast water treatment regulations may be material.

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

In March 2006, the IMO amended Annex I to MARPOL, including a regulation relating to oil fuel tank protection, which became effective August 1, 2007. The regulation applies to various ships delivered on or after August 1, 2010. The requirements it contains address issues like the fuel tanks, protected location accidental oil fuel outflow performance standards, a tank capacity limit and certain other maintenance, inspection and engineering standards.

IMO regulations also require owners and operators of certain vessels to adopt Ship Oil Pollution Emergency Plans. Periodic training and drills for response personnel and for vessels and their crews are required.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, the Anti-fouling Convention.  The Anti-fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels.  Vessels of over 400 gross tons engaged in international voyages are required to undergo an initial survey before the vessel is put into service or before an International Anti-fouling System Certificate is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced. We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

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

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade with the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, except in limited circumstances whether on land or at sea. OPA and CERCLA both define “owner and operator” “in the case of a vessel, as any person owning, operating or chartering by demise, the vessel.”  Both OPA and CERCLA impact our operations.

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

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard (the “USCG”) evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We have complied with the regulations by providing a certificate of responsibility from third party entities that are acceptable to the USCG evidencing sufficient self-insurance.

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

The EPA and USCG, have enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, and/or otherwise restrict our vessels from entering U.S. waters.

The EPA has enacted rules requiring a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels (“the VGP”). For a new vessel delivered to an owner or operator after September 19, 2009 to be covered by the VGP, the owner must submit a Notice of Intent (“NOI”) at least 30 days before the vessel operates in United States waters. On March 28, 2013, the EPA re-issued the VGP for another five years; this 2013 VGP took effect December 19, 2013. The 2013 VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in US waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants. We have submitted NOIs for our vessels where required and do not believe that the costs associated with obtaining and complying with the VGP will have a material impact on our operations.

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

The USCG, regulations adopted under the U.S. National Invasive Species Act (the “NISA”) also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters which require the installation of equipment to treat ballast water before it is discharged in U.S. waters or, in the alternative, the implementation of other port facility disposal arrangements or procedures. Vessels not complying with these regulations are restricted from entering U.S. waters. The USCG must approve any technology before it is placed on a vessel.

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

As referenced above, the amended Annex VI to the IMO's MARPOL Convention, which addresses air pollution from ships, was ratified by the United States on October 8, 2008 and entered into force on January 1, 2010. The EPA and the state of California, however, have each proposed more stringent regulations of air emissions from ocean-going vessels. On July 24, 2008, the California Air Resources Board of the State of California (“CARB”), approved clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline. The new CARB regulations require such vessels to use low sulfur marine fuels rather than bunker fuel. As of July 1, 2009, such vessels were required to switch either to marine gas oil with a sulfur content of no more than 1.5% or marine diesel oil with a sulfur content of no more than 0.5%. As of August 1, 2012, only marine gas oil with a sulfur content of no more than 1% or marine diesel oil with a sulfur content of no more than 0.5% is allowed.  As of January 1, 2014, only marine gas oil and marine diesel oil fuels with 0.1% sulfur is allowed. These new regulations may require significant expenditures on low-sulfur fuel and would increase our operating costs.

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act (“RCRA,”) or comparable state, local or foreign requirements.  The RCRA imposes significant recordkeeping and reporting requirements on transporters of hazardous waste. In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may still be held liable for cleanup costs under applicable laws.

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

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions.  As of January 1, 2013, all new ships must comply with two new sets of mandatory requirements, which were adopted by MEPC in July 2011, to address greenhouse gas emissions from ships. Currently operating ships will be required to develop Ship Energy Efficient Management Plans (“SEEMPs”), and minimum energy efficiency levels per capacity mile will apply to new ships, as defined by the Energy Efficiency Design Index (“EEDI”). These requirements could cause us to incur additional compliance costs. The IMO is also planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Parliament and Council of Ministers are expected to endorse regulations that would require monitoring and reporting of greenhouse gas emissions from marine vessels in 2015. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. The EPA enforces both the CAA and the international standards found in Annex VI of MARPOL concerning marine diesel emissions, and the sulfur content found in marine fuel. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, which we cannot predict with certainty at this time.

International Labor Organization

The International Labor Organization (“ILO”) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (MLC). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 entered into force on August 20, 2013. The MLC 2006 requires us to develop new procedures to ensure full compliance.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security such as the Maritime Transportation Security Act of 2002 (“MTSA”).  To implement certain portions of the MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.

Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security.  The new Chapter V became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code (“ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism.  Amendments to SOLAS Chapter VII, made mandatory in 2004, apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (the “IMDG Code”). To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state.  Among the various requirements are:

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

Furthermore, additional security measures could be required in the future which could have a significant financial impact on us. The USCG regulations, intended to be aligned with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel's compliance with SOLAS security requirements and the ISPS Code. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

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

Competition

We compete with a large number of international dry bulk fleets. The international shipping industry is highly competitive and fragmented with many market participants. As of January 31, 2015 there are approximately 10,373 dry bulk carriers aggregating approximately 761.3 million dwt, and the ownership of the world dry bulk fleet remains very fragmented with no single owner accounting for more than 3% of any one sector. We primarily compete with other owners of dry bulk vessels in the Handymax class that are mainly privately owned fleets.

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

Unless exempt from United States federal income taxation under the rules of Section 883 of the Code Section, as discussed below, a foreign corporation such as ourselves will be subject to United States federal income taxation on its ''shipping income'' that is treated as derived from sources within the United States, to which we refer as ''United States source shipping income.'' For tax purposes, ''United States source shipping income'' includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

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

For our 2014 taxable year, we believe that we satisfy the Publicly-Traded Test, as discussed in more detail below. The Company does not currently anticipate a circumstance under which it would be able to satisfy the 50% Ownership Test or the CFC Test.

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

For purposes of being able to determine the persons who actually or constructively own 5% or more of the vote and value of the Company's common stock, or 5% Shareholders, the regulations permit the Company to rely on those persons that are identified on Schedule 13G and Schedule 13D filings with the SEC, as owning 5% or more of the Company's common stock. The regulations further provide that an investment company which is registered under the Investment Company Act of 1940, as amended, will not be treated as a 5% Shareholder for such purposes.

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

Based on the ownership and trading of our stock in 2014, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2014. However, as a result of the restructuring of our indebtedness pursuant to the Plan, 5% shareholders may beneficially own more than 50% of our stock for more than half of 2015. As a result, the 5% override rule may apply, and we believe that we would have significant difficulty in satisfying an exception thereto. It is also not clear whether we will satisfy one of the other two ownership tests. Thus, we may not qualify for the Section 883 exemption in 2015. Even if we do qualify for the Section 883 exemption in 2015, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $557,000, $325,000, and $600,000 for the years ended December 31, 2014, 2013 and 2012, respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

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

As discussed more fully below, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat the Company as a ''Qualified Electing Fund,'' which election we refer to as a ''QEF election.'' As an alternative to making a QEF election, a United States Holder should be able to make a ''mark-to-market'' election with respect to the Company's common stock, as discussed below. In addition, if we were to be treated as a passive foreign investment company, a United States holder would be required to file an annual report with the Internal Revenue Service for that year with respect to such holder’s common stock.

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

Non-United States Holders may be required to establish their exemption from information reporting and backup withholding by certifying their status on an appropriate IRS Form W-8.

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

Individuals who are United States Holders (and to the extent specified in applicable Treasury regulations, certain United States entities and Non-United States Holders) who hold “specified foreign financial assets” (as defined in Section 6038D of the Code) are required to file IRS Form 8938 with information relating to the asset for each taxable year in which the aggregate value of all such assets exceeds $75,000 at any time during the taxable year or $50,000 on the last day of the taxable year (or such higher dollar amount as prescribed by applicable Treasury regulations). Specified foreign financial assets would include, among other assets, our common shares, unless the shares are held through an account maintained with a United States financial institution. Substantial penalties apply to any failure to timely file IRS Form 8938, unless the failure is shown to be due to reasonable cause and not due to willful neglect. Additionally, in the event an individual United States Holder (and to the extent specified in applicable Treasury regulations, a United States entity and Non-United States Holders) that is required to file IRS Form 8938 does not file such form, the statute of limitations on the assessment and collection of United States federal income taxes of such holder for the related tax year may not close until three years after the date that the required information is filed.  United States Holders (including United States entities) and Non-United States Holders are encouraged to consult their own tax advisors regarding their reporting obligations under this legislation.

GLOSSARY OF SHIPPING TERMS

The following are definitions of shipping terms used in this Form 10-K.

Annual Survey—The inspection of a vessel by a classification society, on behalf of a flag state, that takes place every year.

Baltic Dry Index or BDI —The BDI is an index published by the Baltic Exchange which tracks worldwide international shipping prices of various dry bulk cargoes.  The index provides an assessment of the price for moving major raw materials by sea and is composed of 20 key shipping routes.

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

Baltic Supramax Index or BSI —The BSI is an index published by the Baltic Exchange which tracks worldwide international shipping prices of various dry bulk cargoes carried specifically by the Supramax class of vessels.

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

Contract of Affreightment or "COA"—An agreement providing for the transportation between specified points for a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling since no vessel designation is required. COAs can either have a fixed rate or a market-related rate.

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

The dry bulk shipping industry is cyclical with high volatility in charter hire rates and profitability. The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely; however, the continued downturn in the drybulk charter market has severely affected the entire dry bulk shipping industry and charter hire rates for dry bulk vessels have declined significantly from historically high levels. The Baltic Dry Index (the “BDI”), a daily average of charter rates for key dry bulk routes published by The Baltic Exchange, which has long been viewed as the main benchmark to monitor the movements of the dry bulk vessel charter market and the performance of the entire dry bulk shipping market, declined 94% in 2008 from a peak of 11,793 in May 2008 to a low of 663 in December 2008 and has remained volatile since then. Since 2008, the BDI recorded a high of 4,661 in November 2009 and posted a low of 509 in February 2015. During 2014, the high and low reached 2,113 and 723, respectively. There can be no assurance that the drybulk charter market will increase further, and the market could decline.

Fluctuations in charter rates result from changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the major commodities carried by water internationally. Because the factors affecting the supply of and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. If charter rates in the dry bulk market continue to decline and remain at low levels for any significant period in 2015, this will have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

Factors that influence demand for dry bulk vessel capacity include:

●	supply of and demand for energy resources, commodities and industrial products;
●	changes in the exploration or production of energy resources, commodities, consumer and industrial products;
●	the location of regional and global exploration, production and manufacturing facilities;
●	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;
●	the globalization of production and manufacturing;
●	global and regional economic and political conditions, including armed conflicts and terrorist activities; embargoes and strikes;
●	developments in international trade;
●	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;
●	environmental and other regulatory developments;
●	currency exchange rates; and
●	weather.

Factors that influence the supply of vessel capacity include:

●	the number of newbuilding deliveries;
●	port and canal congestion;
●	the scrapping of older vessels;
●	vessel casualties;
●	slow steaming; and
●	the number of vessels that are out of service, namely those that are laid-up, drydocked, awaiting repairs or otherwise not available for hire.

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

Because we employ most of our vessels on short-term time and voyage charters and charters whose revenues are directly tied to the Baltic Supramax Index, we are exposed to changes in the spot market and short-term charter rates for dry bulk carriers and such changes may affect our earnings and the value of our vessels at any given time. We cannot assure you that we will be able to successfully renew the charters for these vessels at rates sufficient to allow us to meet our obligations. If the very low charter rates in the dry bulk market continue to exist when we are required to renew these charters or in the future when our other charters must be renewed, this may have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreement.

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

The current global economic environment may continue to negatively impact our business.

While economies in certain parts of the world are in the initial stages of recovery, growth in economies such as China that have historically led to increased demand for drybulk cargoes has decelerated. Decreasing demand for drybulk cargoes has led to lower demand for drybulk vessels, which combined with increased supply of drybulk vessels has created downward pressure on charter rates. General market volatility has endured as a result of uncertainty about sovereign debt and government austerity measures and speculation about the growth rate of the Chinese economy. The economies of the European Union and other parts of the world continue to experience relatively slow growth or exhibit weak economic trends.  If the current global economic environment persists or worsens, we may be negatively affected in the following ways:

●	We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

●	Our earnings and cash flows could remain at depressed levels or decline, which may leave us with insufficient cash resources to make required amortization payments under our credit facilities or cause us to breach one or more of the covenants in our credit facilities, thereby potentially accelerating the repayment of outstanding indebtedness.

●	The market values of our vessels have decreased, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired. A further decline in the market value of our vessels could trigger defaults under our credit facilities’ covenants.

●	Our charterers may fail to meet their obligations under our time charter agreements.

●	The value of our investment in Korean Line Corporation could further decline, and we may recognize additional losses if we were to sell our shares or if the value of our investment is impaired.

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

Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at all or on terms similar to current debt and reduced, and in some cases ceased, to provide funding to borrowers. Due to these factors, we cannot be certain that additional financing will be available if needed and to the extent required, or that we will be able to refinance our existing credit facility, on acceptable terms or at all. If additional financing or refinancing is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to enhance our existing business, complete additional acquisitions or otherwise take advantage of business opportunities as they arise. For more information on the Exit Financing Facility, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

The instability of the euro or the inability of countries to refinance their debts could have a material adverse effect on our revenue, profitability and financial position.

As a result of the credit crisis in Europe, the European Commission created the European Financial Stability Facility (the “EFSF”) and the European Financial Stability Mechanism (the “EFSM”) to provide funding to Eurozone countries in financial difficulties that seek such support. In September 2012, the European Council established a permanent stability mechanism, the European Stability Mechanism, or the ESM, to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries. Despite these measures, concerns persist regarding the debt burden of some Eurozone countries, such as Greece, and their ability to meet future financial obligations and the overall stability of the euro. An extended period of adverse development in the outlook for European countries could reduce the overall demand for drybulk goods. These potential developments, or negative market perceptions, could affect our financial position, results of operations and cash flow.

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

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels operate or are registered, which can significantly affect the ownership and operation of our vessels. These regulations include, but are not limited to, OPA, CERCLA, the CAA, the CWA, the MTSA, requirements of the USCG Guard and the EPA, and regulations of the IMO, including MARPOL, as from time to time amended including designation of ECAs thereunder, SOLAS, as from time to time amended, the ISM Code, the International Convention on Load Lines of 1966, as from time to time amended, the IMO International Convention on Civil Liability for Oil Pollution Damage of 1969, as from time to time amended and replaced by the 1992 protocol, and generally referred to as CLC, the IMO International Convention on Civil Liability for Bunker Oil Pollution Damage of 2001, or the Bunker Convention, and European Union regulations. Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of our vessels. We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions, the management of ballast and bilge waters, elimination of tin-based paint, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents. These costs could have a material adverse effect on our business, results of operations, cash flows and financial condition. A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA, for example, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. Furthermore, the 2010 explosion of the Deepwater Horizon and the subsequent release of oil into the Gulf of Mexico, or other events, may result in further regulation of the shipping industry, and modifications to statutory liability schemes, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. An oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages under other federal, state and local laws, as well as third-party damages. We are required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. Although we have arranged insurance to cover certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay dividends, if any, in the future.

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

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years. Newbuildings have been delivered in significant numbers since the beginning of 2006. The oversupply of drybulk carrier capacity has resulted in a reduction of charter hire rates, as evidenced by the low rates we have experienced during 2014. Currently, some of our spot market-related time charterers are at times unprofitable due the volatility associated with dry cargo freight rates. If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to recharter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all. The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition

A decrease in the level of China’s export of goods or an increase in trade protectionism could have a material adverse impact on our charterers’ business and, in turn, could cause a material adverse impact on our results of operations, financial condition and cash flows.

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

Terrorist attacks such as those in New York on September 11, 2001, in London on July 7, 2005, and in Mumbai on November 26, 2008, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including Egypt and North Africa, and the presence of U.S. or other armed forces in the Middle East, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, such as the attack on the MT Limburg , a vessel unaffiliated with us, in October 2002, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Acts of piracy on ocean-going vessels have had and may continue to have an adverse effect on our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy worldwide decreased during 2014 as compared to 2013, sea piracy incidents continue to occur, particularly in the Gulf of Aden off the coast of Somalia and increasingly in the Gulf of Guinea and the West Coast of Africa, with dry bulk vessels and tankers particularly vulnerable to such attacks. If these piracy attacks occur in regions that are characterized as “war risk” zones, or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including due to employing onboard security guards, could increase in such circumstances. Furthermore, while we believe the charterer remains liable for charter payments when a vessel is seized by pirates, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter party, a claim that we would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

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

On January 20, 2014, the U.S. and E.U. indicated that they would begin implementing the temporary relief measures provided for under the JPOA. These measures include, among other things, the suspension of certain sanctions on the Iranian petrochemicals, precious metals, and automotive industries from January 20, 2014. Although it is our intention to comply with the provisions of the JPOA, there can be no assurance that we will be in compliance in the future as such regulations and U.S. Sanctions may be amended over time, and the U.S. retains the authority to revoke the aforementioned relief if Iran fails to meet its commitments under the JPOA.

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

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China, India or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product. China’s gross domestic product grew by 7.4% in 2014 as compared to a 7.7% growth rate in 2013. We cannot assure you that the Chinese economy will not experience a significant contraction in the future. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions. Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively. Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports .

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

The operation of our company has certain unique risks. With a dry bulk carrier, the cargo itself and its interaction with the vessel can be an operational risk. By their nature, dry bulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, dry bulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea. Hull breaches in dry bulk carriers may lead to the flooding of the vessels’ holds. If a dry bulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads leading to the loss of a vessel. If we are unable to adequately maintain our vessels we may be unable to prevent these events. Any of these circumstances or events could negatively impact our business, financial condition, results of operations and ability to pay dividends, if any, in the future. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

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

We have procured hull and machinery insurance, protection and indemnity insurance, which include environmental damage and pollution insurance coverage and war risk insurance for our fleet. We do not maintain, for our vessels, insurance against loss of hire, which covers business interruptions that result from the loss of use of a vessel. We may not be adequately insured against all risks. We may not be able to obtain adequate insurance coverage for our fleet in the future, and we may not be able to obtain certain insurance coverage, including insurance against charter party defaults, that we have obtained in the past on terms that are acceptable to us or at all. The insurers may not pay particular claims. Our insurance policies may contain deductibles for which we will be responsible and limitations and exclusions which may increase our costs or lower our revenue. Moreover, insurers may default on claims they are required to pay.

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

At December 31, 2014, our outstanding debt is in the amount of $225 million. In addition, we have a $50 million undrawn revolving credit facility. Our debt matures on October 15, 2019. Amounts drawn under the Exit financing Facility bear interest at a rate of LIBOR plus the margin. The revolving credit facility is subject to an annual commitment fee of 40% of the margin.

The Company’s obligations under the Exit Financing Facility are secured by a first priority mortgage on each of the vessels in its fleet and such other vessels that it may from time to time include with the approval of the Exit Lenders, a first assignment of its earnings account, its liquidity account and its vessel-owning subsidiaries’ earnings accounts, a first assignment of all charters (having a term which may exceed 18 months), freights, earnings, insurances, requisition compensation and management agreements with respect to the vessels and a first priority pledge of the membership interests of each of its vessel-owning subsidiaries. The Company may grant additional security to the Exit Lenders from time to time in the future.

The Exit Financing Facility contains financial covenants requiring the Company, among other things, to ensure that: the aggregate market value of the vessels in the Company’s fleet at all times does not fall below between 150% and 165% of the aggregate principal amount of debt outstanding under the Exit Financing Facility; the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis divided by the sum of (i) the total shareholders’ equity for the Company and all of its subsidiaries (minus goodwill and other non-tangible items) and (ii) the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis, shall not be more than 0.65; the aggregate of the Company’s and its subsidiaries’ EBITDA will not be less than 2.5x of the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant particular period; and the Company maintains a minimum liquidity of not less than the greater of (i) $20,000,000 and (ii) $500,000 per vessel in the Company’s fleet. One of our covenants, the minimum interest coverage ratio is primarily driven off a trailing twelve month calculation of EBITDA. If the current weak drybulk rate environment persists for a long duration and charter hire rates decline further the Company may not be in compliance with this covenant as of its first determination date on December 2015. Accordingly, we may seek waivers or modifications to our credit agreement, which may be unavailable or subject to conditions. If we were to be unable to cure an event of default our debt could be called by the banks and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital.

In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; enter into a new line of business. The Company is obligated to repay the Exit Financing Facility in 20 equal consecutive quarterly repayment installments each in an amount of U.S. $3,906,250 and a balloon installment in an amount equal to the remaining aggregate principal of the Exit Financing Facility on the Maturity Date. The first installment of the Exit Financing Facility is to be repaid on the date falling three months after the first drawdown date of the facility and the last such installment on the Maturity Date.

The Exit Financing Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the Exit Lenders’ judgment, there is significant risk that the Company is or would become insolvent. The Company is not permitted to pay dividends if there is a default or a breach of a loan covenant under the Exit Financing Facility or if the payment of the dividends would result in a default or breach of a loan covenant or if the aggregate of cash and Cash Equivalents and undrawn but available amounts under the Revolving Loan Facility is equal to or greater than $30,000,000 plus $500,000 for each vessel owned by the Company. Indebtedness under the Exit Financing Facility may also be accelerated if the Company experiences a change of control.

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

We are dependent on spot charters and any decrease in spot charter rates in the future may adversely affect our earnings, our ability to pay dividends or meet our financial covenants on our indebtedness.

We currently own a fleet of 45 vessels, of which all are employed for less than one year as of December 31, 2014, exposing us to fluctuations in spot market charter rates. Historically, the dry bulk market has been volatile as a result of the many conditions and factors that can affect the price, supply and demand for dry bulk capacity. The continuing global economic crisis may further reduce demand for transportation of dry bulk cargoes over longer distances and supply of dry bulk vessels to carry such dry bulk cargoes, which may materially affect our revenues, profitability and cash flows. The spot charter market may fluctuate significantly based upon supply of and demand for vessels and cargoes. The successful operation of our vessels in the competitive spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, then we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or to pay dividends, if any, in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

Our ability to renew the charters on all of 45 our vessels on the expiration or termination of our current charters, scheduled to expire in 2015, and the charter rates payable under any such replacement charters, will depend upon, among other things, economic conditions in the sectors in which our vessels operate at that time, changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the seaborne transportation of energy resources.

The laws of the Marshall Islands generally prohibit the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares) or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. We may not have sufficient surplus in the future to pay dividends and our subsidiaries may not have sufficient funds or surplus to make distributions to us. We can give no assurance that dividends will be paid at all.

We may have difficulty managing our planned growth properly.

The acquisition and management of the 45 vessels in our operating fleet have imposed, and additional dry bulk vessels that we may acquire in the future will impose, significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. Further, we are providing technical management services to certain of our vessels in house and expect to provide these services to additional vessels in our fleet.  We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing time charters.

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

We have entered into and may enter into in the future, among other things, charter agreements with our customers, credit facilities with banks and interest rate swap agreements. Such agreements subject us to counterparty risks. The ability of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime industry, the overall financial condition of the counterparty, charter rates received for specific types of vessels, the supply and demand for commodities such as iron ore, coal, grain, and other minor bulks and various expenses. Should a counterparty fail to honor its obligations under agreements with us, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend upon a few significant customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.

We derive a significant part of our revenues from a small number of charterers. In 2014, for the period January 1 to October 15, one customer and Navig8 pool individually accounted for more than 10% of our time and voyage charter revenue, accounting for approximately 10.5% and 17.7% of our revenue, respectively. For the period October 16 to December 31, 2014, the Navig8 pool accounted for approximately 27.7% of our revenue. The charterers' payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the dry bulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our shareholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers.

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

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 45 dry bulk vessels in our operating fleet as of December 31, 2014 was approximately 7.6 years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

Technological innovation could reduce our charter hire income and the value of our vessels.

The charter hire rates and the value and operational life of a vessel are determined by a number of factors including the vessel's efficiency, operational flexibility and physical life.  Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly.  Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits.  The length of a vessel's physical life is related to its original design and construction, its maintenance and the impact of the stress of operations.  If new dry bulk carriers are built that are more efficient or more flexible or have longer physical lives than our vessels, competition from these more technologically advanced vessels could adversely affect the amount of charter hire payments we receive for our vessels once their initial charters expire and the resale value of our vessels could significantly decrease.  As a result, our business, results of operations, cash flows and financial condition could be adversely affected.

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

We believe that we and each of our subsidiaries qualify for this statutory tax exemption for our 2014 taxable year and we will take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby cause us to become subject to United States federal income tax on our United States source shipping income. For example, there is a risk that we could no longer qualify for exemption under Section 883 of the Code for a particular taxable year if one or more shareholders with a five percent or greater interest in our stock, in combination, were to own 50% or more of our outstanding shares of our stock on more than half the days during the taxable year. Based on the ownership of our stock following our October 15, 2014 emergence from bankruptcy (as reflected on the holdings of investors reported on Schedules 13D and 13G), we believe that five percent or greater shareholders currently own 50% of more of our stock. If such five percent holders were to continue to own more than 50% of our stock for more than half the days of any taxable year, we may not be able to claim exemption from tax under Section 883 of the Code. Due to the factual nature of the issues involved, we can give no assurances on our tax-exempt status or that of any of our subsidiaries.

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

Based on the current operation of our vessels, if we were subject to this tax, our United States federal income tax liability would be approximately $557,000, $325,000 and $600,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Because the operations of our vessels are under the control of third party charterers, we can give no assurance that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

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

If the IRS were to find that we are or have been a PFIC for any taxable year, our United States stockholders would face adverse United States tax consequences and information reporting obligations. Under the PFIC rules, unless those stockholders made an election available under the Code (which election could itself have adverse consequences for such stockholders, as discussed below under "United States Federal Income Taxation of United States Holders"), such stockholders would be liable to pay United States federal income tax upon excess distributions and upon any gain from the disposition of our common stock at the then prevailing income tax rates applicable to ordinary income plus interest as if the excess distribution or gain had been recognized ratably over the stockholder's holding period of our common stock. Please see the section of this Form 10-K entitled "Tax Considerations" for a more comprehensive discussion of the United States federal income tax consequences to United States stockholders if we are treated as a PFIC.

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.

We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to satisfy our financial obligations and to make dividend payments in the future depends on our subsidiaries and their ability to distribute funds to us. If we are unable to obtain funds from our subsidiaries, our board of directors may exercise its discretion not to declare or pay dividends. We do not intend to obtain funds from other sources to pay dividends. We do not currently expect to pay dividends in the near term.

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

In addition, we may enter into interest rate swaps effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements. Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2014, we didn't enter into interest rate swaps.

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

Furthermore, interest in most loan agreements in our industry has been based on published LIBOR rates. Recently, however, lenders have insisted on provisions that entitle the lenders, in their discretion, to replace published LIBOR as the base for the interest calculation with their cost-of-funds rate. If we are required to agree to such a provision in future loan agreements, our lending costs could increase.

As a result of the adoption of fresh-start reporting, our consolidated balance sheets and consolidated statements of operations subsequent to October 15, 2014 will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to October 15, 2014.

Following the consummation of the Plan, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition or results of operations reflected in our historical financial statements due to the application of fresh-start reporting. Fresh-start reporting requires us to adjust our assets and liabilities to their estimated fair values using the acquisition method. Adjustments to the carrying amounts were material and will affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired. As a result, this will make it difficult to assess our performance in relation to prior periods.

The Chapter 11 proceedings may have disrupted our business and may have materially and adversely affected our operations.

We have attempted to minimize the adverse effect of our Chapter 11 reorganization on our relationships with our employees, suppliers, customers and other parties. Nonetheless, our relationships with our customers, suppliers, certain liquidity providers and employees may have been adversely impacted and our operations, currently and going forward, could have been materially and adversely affected.

We conduct business in China, where the legal system is not fully developed and has inherent uncertainties that could limit the legal protections available to us.

Some of our vessels may be chartered to Chinese customers or from time to time on our charterers’ instructions, our vessels may call on Chinese ports. Such charters and any additional charters that we enter into may be subject to new regulations in China that may require us to incur new or additional compliance or other administrative costs and may require that we pay to the Chinese government new taxes or other fees. Changes in laws and regulations, including with regards to tax matters, and their implementation by local authorities could affect our vessels chartered to Chinese customers as well as our vessels calling to Chinese ports and could have a material adverse impact on our business, financial condition and results of operations.

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

The public market for our common shares may not be active and liquid enough for you to resell our common shares in the future.

We maintained our NASDAQ listing throughout our Chapter 11 proceeding. We cannot assure you that an active or liquid public market for our common stock will redevelop. Since 2008, the stock market has experienced extreme price and volume fluctuations. If the volatility in the market continues or worsens, it could continue to have an adverse effect on the market price of our common shares and could impact a potential sale price if holders of our common stock decide to sell their shares.

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

Certain shareholders own large portions of our outstanding common stock, which may limit your ability to influence our actions.

Certain shareholders currently hold significant percentages of our post-restructuring common stock. As of December 31, 2014, affiliates of Oaktree Capital Group Holdings GP, LLC owned approximately 41%; affiliates of Canyon Capital Advisors LLC owned approximately 12%; and affiliates of Davidson Kempner Capital Management LP owned approximately 11% of our common stock.

To the extent a significant percentage of the ownership of our common stock is concentrated in a small number of holders, such holders will be able to influence the outcome of any shareholder vote, including the election of directors, the adoption or amendment of provisions in our articles of incorporation or by-laws and possible mergers, corporate control contests and other significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could in turn have an adverse effect on the market price of our common stock.

Future sales of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. Our amended and restated articles of incorporation authorize us to issue 150,000,000 shares of common stock, of which 37,504,541 shares were issued and outstanding as of December 31, 2014. We intend to issue additional shares of our common stock in the future. Our shareholders may incur dilution from any future equity offering and upon the issuance of additional shares of our common stock upon the exercise of options we have granted to certain of our executive officers or upon the issuance of additional shares of common stock pursuant to our equity incentive plan. In addition, we have a Registration Rights Agreement in favor of certain of our shareholders. Sales of our common stock by one or more of those holders could lower the trading price of our shares.

Our shareholders are limited in their ability to elect or remove directors.

The Second Amended Articles prohibit cumulative voting in the election of directors. The Second Amended By-laws require parties other than the board of directors to give advance written notice of nominations for the election of directors. The Second Amended Articles also provide that directors may only be removed for cause upon the affirmative vote of a majority of the outstanding shares of capital stock entitled to vote for the election of directors. Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board of directors for any reason may only be filled by a majority of the directors then in office, even if less than a quorum exists.

Our shareholders may take action only at Annual or Special Meetings.

The Second Amended Articles and the Second Amended By-Laws provide that any action required or permitted to be taken by shareholders must be effected at a duly called annual or special meeting of shareholders. Except as otherwise mandated by law, shareholders may not act by written consent.

Under the Second Amended By-Laws, annual shareholder meetings will be held at a time and place selected by the board of directors. The meetings may be held in or outside of the Marshall Islands. These provisions may impede shareholders’ ability to take actions with respect to the Company that they deem appropriate or advisable.

The Second Amended Articles and the Second Amended By-Laws provide that, except as otherwise required by law, special meetings of shareholders may be called at any time only by (i) the lead director (if any), (ii) the chairman of the board of directors, (iii) the board of directors pursuant to a resolution duly adopted by a majority of the board stating the purpose or purposes thereof, or (iv) any one or more shareholders who beneficially owns, in the aggregate, 15% or more of the aggregate voting power of all then-outstanding shares of Voting Stock. The notice of any such special meeting is to include the purpose or purposes thereof, and the business transacted at the special meeting is limited to the purpose or purposes stated in the notice (or any supplement thereto). These provisions may impede the ability of stockholders to bring matters before a special meeting of stockholders.

The board of directors may set a record date between 15 and 60 days before the date of any meeting to determine the shareholders that will be eligible to receive notice and vote at the meeting.

Our shareholders are subject to advance notice requirements for shareholder proposals and director nominations

The Second Amended By-Laws provide that stockholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of stockholders must provide timely notice of their proposal in writing to the corporate secretary. To be timely, a stockholder's notice will have to be received at the Company’s principal executive offices not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder must be received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever occurs first, in order for such notice by a stockholder to be timely. The Second Amended By-Laws also specify requirements as to the form and content of a shareholder's notice. These advance notice requirements, particularly the 60 to 90 day requirement, may impede shareholders' ability to bring matters before an annual meeting of stockholders or make nominations for directors at an annual meeting of shareholders.

Certain super majority provisions in our organizational documents may discourage,delay or prevent changes to such documents.

The Second Amended Articles provides that a two-thirds vote is required to amend or repeal certain provisions of the Second Amended Articles and Second Amended By-Laws, including those provisions relating to: the number and election of directors; filling of board vacancies; resignations and removals of directors; director liability and indemnification of directors; the power of shareholders to call special meetings; advance notice of director nominations and stockholders proposals; and amendments to the Second Amended Articles and Second Amended By-Laws. These supermajority provisions may discourage, delay or prevent changes to the Second Amended Articles or Second Amended By-Laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease office space at 477 Madison Avenue, New York, New York 10022. Our interests in our drybulk vessels are our only material properties. See “Item 1. Business—Our Fleet.”

ITEM 3. LEGAL PROCEEDINGS

We commenced the Prepackaged Case to implement our balance sheet restructuring on August 6th, 2014. Pursuant to the Bankruptcy Code, the filing of a bankruptcy petition automatically stayed certain actions against us, including actions to collect prepetition indebtedness or to exercise control over the property of our bankruptcy estate. The Plan provided for the treatment of allowed claims against our bankruptcy estate, including pre-petition liabilities. The treatment of such liabilities under the Plan resulted in a material adjustment to our financial statements and has been recorded in Reorganization items, net in our consolidated statements of operation. Information concerning the Prepackaged Case in Item 1, “Business” is incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The trading market for shares of our common stock is the Nasdaq Global Select Market, on which our shares are quoted under the symbol "EGLE." Upon the Effective Date, our original common stock was canceled, and our new common stock subsequently began trading on the Nasdaq Global Select Market under the same symbol “EGLE.”  The following table summarizes the quarter high and low closing prices per share of our common stock as reported on the Nasdaq Global Select Market since October 15, 2014.

For the period:	High	Low

October 16, 2014 to December 31, 2014	$16.44	$13.34

Recent Sales of Unregistered Securities

On October 15, 2014, the reorganized Company caused to be distributed (i) to the holders of the Prepetition Credit Facility Claims, approximately 37,312,500 shares of New Eagle Common Stock, representing approximately 99.5% of the total shares of New Eagle Common Stock issued and outstanding on the Effective Date (subject to dilution by the New Eagle Equity Warrants, and the shares and stock options issued under the Management Incentive Program), and (ii) to the holders of old Equity Interests of the Company, approximately 187,500 shares representing approximately 0.50% of the total shares of New Eagle Common Stock issued and outstanding on the Effective Date (subject to dilution by the New Eagle Equity Warrants, and the shares and stock options issued under the Management Incentive Program).

Also on October 15, 2014, the reorganized Company issued 3,040,540 New Eagle Equity Warrants, each of which is initially exercisable for one share of New Eagle Common Stock, and which in the aggregate are initially exercisable for 3,040,540 shares of New Eagle Common Stock (subject to dilution by the Management Incentive Program), to the holders of the old Equity Interests of the Company.

Equity Compensation Plan

Management Incentive Program

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

Payment of Dividends to Stockholders

We have not declared or paid any dividends since the fourth quarter of 2008 and currently do not plan to resume the payment of dividends. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. (See Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of financial condition and results of operations).

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for period from October 16 to December 31, 2014 (Successor), for period January 1 to October 15, 2014 (Predecessor) and for each of the four years ended December 31, 2013, 2012, 2011 and 2010 (Predecessor). Certain information in the table has been derived from the Company's audited financial statements and notes thereto for period from October 16 to December 31, 2014 (Successor), for period January 1 to October 15, 2014 (Predecessor) and for the years ended December 31, 2013 and 2012 and as of December 31, 2014 and 2013 included herein and for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 not appearing in this Form 10-K. The data for period from October 16 to December 31, 2014 (Successor), for period January 1 to October 15, 2014 (Predecessor) and for the years ended December 31, 2013 and 2012 and as of December 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The period from October 16 to December 31, 2014 (Successor) and the period from January 1 to October 15, 2014 (Predecessor) are distinct reporting periods as a result of our emergence from bankruptcy on October 15, 2014 as reported in our consolidated financial statements. In accordance with standard shipping industry practice, we did not obtain from the sellers historical operating data for the vessels that we acquired, as that data was not material to our decision to purchase the vessels. Accordingly, we have not included any historical financial data relating to the results of operations of our vessels from the period before our acquisition of them. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Lack of Historical Operating Data for Vessels Before their Acquisition."

(Dollar amounts in thousands except Per Share amounts and Fleet Data)

	Successor	Predecessor
Income Statement Data (b)	Period from October 16 to December 31, 2014	Period from January 1 to October 15, 2014	2013	2012	2011	2010

Revenues, net of commissions	$31,090	$123,150	$202,440	$190,811	$313,432	$265,036
Voyage expenses	6,262	14,704	26,423	26,111	44,346	3,727
Vessel expenses	18,579	76,394	84,425	90,552	85,050	72,984
Charter hire expenses	1,043	188	-	1,713	41,216	9,983
Depreciation and Amortization	8,782	61,239	76,947	77,588	73,084	62,945
General and Administrative Expenses	$4,685	13,964	16,026	32,065	37,559	40,029
Loss (gain) on Sale of Vessel	-	-	-	-	509	(291)
Gain on time charter agreement termination	-	-	(32,526)	-	-	-
Total Operating Expenses	39,351	166,489	171,296	228,030	281,764	189,377

Interest Expense, Net	2,359	60,737	82,832	66,611	46,640	48,516
Interest Income	(2)	(8)	-	-	-	-
Other expenses (income)	884	-	18,832	(1,028)	(152)	298
Reorganization Expense	46	427,735	-	-	-	-
Net loss	$(11,549)	$(531,803)	$(70,521)	$(102,801)	$(14,820)	$26,845

Share and Per Share Data
Basic Income (loss) per share	$(0.31)	$(29.78)	$(4.15)	$(6.30)	$(0.95)	$1.73
Diluted Income (loss) per share	$(0.31)	$(29.78)	$(4.15)	$(6.30)	$(0.95)	$1.72
Weighted Average Shares Outstanding – Diluted	37,505	17,857	16,984	16,328	15,655	15,604
Cash Dividends Declared per share	-	-	-	-	-	-

Consolidated Cash Flow Data
Net cash (used in)/from operating activities	$(279)	$(19,465)	$(354)	$4,778	$58,296	$94,340
Net cash (used in)/from investing activities	4,206	(491)	2,317	294	(157,786)	(280,996)
Net cash (used in)/from financing activities	-	(36,322)	(400)	(12,028)	(4,556)	244,433

	Successor	Predecessor
Consolidated Balance Sheet Data	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Current Assets	$76,591	$61,931	$43,799	$55,891	$150,733
Total Assets	913,877	1,723,414	1,789,144	1,867,257	1,896,573
Total Liabilities	249,786	1,192,219	1,194,950	1,193,081	1,227,486
Short-term Debt	15,625	1,174,044	-	-	-
Long-term Debt	204,107	-	1,144,866	1,097,385	1,151,354
Stockholders' Equity	664,091	531,195	594,195	674,176	669,087

Other Data
Capital Expenditures:
Vessels	$486	$92	$58	$179,106	$301,796
Payments for Drydockings	$5,764	$3,638	$1,094	$2,809	$2,828
Ratio of Total Debt to Total Capitalization (a)	24.9%	68.8%	65.0%	63.6%	63.2%

Fleet Data
Number of Vessels in operating fleet	45	45	45	45	38
Average Age of Fleet (in dwt weighted years)	8	7	6	5	5
Fleet Ownership Days	16,425	16,425	16,470	15,290	12,958
Charter-in under operating lease Days	91	-	90	2,421	476
Fleet Available Days	16,325	16,305	16,512	17,619	13,323
Fleet Operating Days	15,988	16,180	16,389	17,514	13,274
Fleet Utilization Days	97.9%	99.2%	99.3%	99.4%	99.6%

(a)	Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

(b)

The consolidated and other financial data for the year ended December 31, 2014 presented the results of operation for the period from October 16 to December 31, 2014 (Successor) and the period from January 1 to October 15, 2014 (Predecessor). The period from October 16 to December 31, 2014 (Successor) and the period from January 1 to October 15, 2014 (Predecessor) are distinct reporting periods as a result of our emergence from bankruptcy on October 15, 2014 as reported in our consolidated financial statements. As result of the bankruptcy our capital structure and share and per share amounts are not comparable between the Successor and Predecessor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the years ended December 31, 2014, 2013 and 2012. This section should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections.  These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward- looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) the outcome of our discussions with the agent of our credit facility regarding the calculation of collateral covenants, (xi) the outcome of legal proceeding in which we are involved; and (xii) and other factors listed from time to time in our filings with the SEC. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this quarterly report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Marshall Islands corporation headquartered in New York City. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk are Handymax vessels ranging in size from 50,000 to 60,000 dwt. We transport a broad range of major and minor bulk cargoes, including iron ore, coal, grain, cement and fertilizer, along worldwide shipping routes. As of December 31, 2014, we owned and operated a modern fleet of 45 Handymax segment dry bulk vessels, 43 of which are of the Supramax class. We also charter-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for additional one year.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Handymax dry bulk carriers and its sub-category of Supramax vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 60,000 to 100,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 45 vessels in our operating fleet, with an aggregate carrying capacity of 2,451,259 deadweight tons, have an average age of 7.6 years compared to an average age for the world Handymax dry bulk fleet of approximately 8.9 years.

On August 6, 2014, the Company entered into a Restructuring Support Agreement with the Consenting Lenders constituting the “Majority Lenders” under its Credit Agreement, which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed a voluntary Prepackaged Case under the “Bankruptcy Code”. The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries. Through the Prepackaged Case, the Company sought to implement a balance sheet restructuring pursuant to the terms of its Plan filed with the Court.

On September 22, 2014, the Court entered (the “Confirmation Order”) confirming the Plan. On the Effective Date, the Company completed its balance sheet restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Key components of the Plan included:

Entry into a new senior secured credit facility (the “Exit Financing Facility”) as of October 9, 2014, in the amount of $275 million (inclusive of a $50 million revolving credit facility).

●

The cancellation of all outstanding equity interests in the Company as of the Effective Date, with the current holders of such equity interests (other than the Consenting Lenders on account of certain warrants held by them or shares of common stock received upon conversion of such warrants ) receiving (i) shares of New Eagle Common Stock equal to 0.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date (subject to dilution by the New Eagle Equity Warrants and the Management Incentive Program), and (ii) an aggregate of 3,040,540 New Eagle Equity Warrants. Each New Eagle Equity Warrant will have a 7-year term (commencing on the Effective Date) and will be exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program).

●

The extinguishment of all loans and other obligations under the Credit Agreement as of the Effective Date, with the current holders thereof receiving (i) shares of New Eagle Common Stock equal to 99.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date, subject to dilution by the New Eagle Equity Warrants and the Management Incentive Program, and (ii) a cash distribution as contemplated by the Plan . On the Effective Date, the Credit Agreement was terminated, and the liens and mortgages thereunder were released.

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

Exit Financing Facility

On October 9, 2014, Eagle Bulk Shipping Inc., as borrower, and certain of its subsidiaries, as guarantors, entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million undrawn revolving credit facility, and matures on October 15, 2019. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus the Margin. The revolving credit facility is subject to an annual commitment fee of 40% of the margin.

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

The following are other significant events that occurred during 2014:

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant under its Credit Agreement (As defined in note 8 to the Consolidated Financial Statements, below) as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers were extended through August 5, 2014, subject to certain conditions and the satisfaction of certain milestones.

The following are other significant events that occurred during 2013:

●

In January 2013, a comprehensive termination agreement between the Company and KLC became effective and in March, 2013, the Korean court approved an amendment to the KLC termination agreement after receiving a favorable vote from the concerned parties.

●	During the year we transferred all the vessels managed by Anglo Eastern International Ltd to in-house technical management.

The following are significant events that occurred during 2012:

●	In June 2012, we entered into a Fourth Amended and Restated Credit Agreement; and

●	In May 2012, we completed a one-for-four reverse stock split of our issued and outstanding common stock.

We have employed all of our vessels on time and voyage charters. The following table represents certain information about our revenue earning charters on our operating fleet as of December 31, 2014:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Mar 2015	Pool(4)

Bittern	2009	57,809	Drydock	-

Canary	2009	57,809	Mar 2015	Pool(4)

Cardinal	2004	55,362	Feb 2015	$9,750

Condor	2001	50,296	Jan 2015	$9,500(2)

Crane	2010	57,809	Mar 2015	Pool(4)

Crested Eagle	2009	55,989	Jan 2015	$8,500

Crowned Eagle	2008	55,940	Feb 2015 to July 2015	Index(3)

Egret Bulker	2010	57,809	Mar 2015	Pool(4)

Falcon	2001	50,296	Jan 2014	$9,400(2)

Gannet Bulker	2010	57,809	Jan 2015	$5,800(2)

Golden Eagle	2010	55,989	Jan 2015	$12,800(2)

Goldeneye	2002	52,421	Apr 2015	$10,150(2)

Grebe Bulker	2010	57,809	Mar 2015	Pool(4)

Harrier	2001	50,296	Mar 2015	$8,000(2)

Hawk I	2001	50,296	Feb 2015	Index(3)

Ibis Bulker	2010	57,775	Mar 2015	Pool(4)

Imperial Eagle	2010	55,989	Jan 2014	$8,250

Jaeger	2004	52,248	Drydock	-

Jay	2010	57,802	Feb 2014 – May 2015	$10,600

Kestrel I	2004	50,326	Feb 2015	$11,250(2)

Kingfisher	2010	57,776	Mar 2015	Pool(4)

Kite	1997	47,195	Jan 2015	$7,100

Kittiwake	2002	53,146	Jan 2015	$11,000

Martin	2010	57,809	Mar 2015	Pool(4)

Merlin	2001	50,296	Jan 2015	$10,000(2)

Nighthawk	2012	57,809	Mar 2015	Pool(4)

Oriole	2012	57,809	Feb 2015	$5,000(2)

Osprey I	2002	50,206	Feb 2015	$12,100(2)

Owl	2012	57,809	Jan 2015	Voyage

Peregrine	2001	50,913	Feb 2015	Voyage(2)

Petrel Bulker	2012	57,809	Jan 2015	$5,900(2)

Puffin Bulker	2012	57,809	Jan 2015	$7,850(2)

Redwing	2007	53,411	Jan 2015	$9,500(2)

Roadrunner Bulker	2012	57,809	Jan 2015	$7,750(2)

Sandpiper Bulker	2012	57,809	Jan 2015	Voyage

Shrike	2003	53,343	Mar 2015	Pool(4)

Skua	2003	53,350	Jan 2015	$8,000(2)

Sparrow	2000	48,225	Jan 2015	$11,000(2)

Stellar Eagle	2009	55,989	Apr 2015 – Jul 2015	$7,030

Tern	2003	50,200	Jan 2015	Voyage(2)

Thrasher	2010	53,360	Apr 2015	Index(3)

Thrush	2012	53,297	Mar 2015	Pool(4)

Woodstar	2008	53,390	Jan 2015 - Feb 2015	Index(3)

Wren	2008	53,349	Mar 2015	Pool(4)

(1)

The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 5.00%, to third party ship brokers.

(2)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months.
(3)	Index, an average of the trailing Baltic Supramax Index.
(4)	The vessels are operating in a Dry Bulk Pool for a period between 10 to 14 months.

Market Overview

The international shipping industry is highly competitive and fragmented with many market participants. As of January 31, 2015, there are approximately 10,373 dry bulk carriers (over 10,000 dwt) totaling 761.3 million dwt.  The world dry bulk fleet remains very fragmented with no single owner accounting for more than 3% in any particular sub-sector.  We compete with other (primarily private) owners of dry bulk vessels in the Handysize, Handymax, and Panamax asset classes.

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

Our strategy is to concentrate in one vessel category within the dry bulk segment- the Handymax sector. Handymax dry bulk vessels range in size from 35,000 to 60,000 dwt. Within the Handymax sector, the industry has migrated to a larger size vessel class called the Supramax which ranges in size from 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility offered by its on-board cranes while its cargo carrying capacity approaches that of Panamax class vessels, which ranges in size between 60,000 and 100,000 dwt and requires onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers.  Forty-three of the 45 vessels in our operating fleet as of December 31, 2014 are classified as Supramax vessels.

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet.  As of January 2015, 7% of the world Handymax fleet was 20 years or older.  The 45 Handymax vessels in our operating fleet have an average age of approximately 7.6 years as of December 31, 2014, compared to an average age for the world Handymax dry bulk fleet of approximately 8.0 years. The Handymax newbuilding orderbook currently stands at 24% of the world Handymax fleet.

The Handymax Market

Drybulk faced a weak market in 2014 with rates decreasing across all asset classes.  The primary contributor to this weakness was a decrease in year-on-year demand growth from 6 to 4%.  Supply growth also decreased year-on-year, but it was not sufficient to make-up for the weakness in demand.  For the full year 2014, Supramaxes averaged $9,810/day, Panamaxes averaged $7,718/day, and Capesizes averaged $13,800/day.

Industry research indicates dry bulk vessel deliveries for 2015 and beyond will total 162.7 million DWT, which equates to approximately 21% of the on-the-water fleet.  Given the current state of the drybulk market though, a portion of these newbuilding orders may get postponed, cancelled, or converted into other types of vessels (i.e. tankers).  In the Capesize sector, over 350 vessels are currently on order which is equivalent to 22% of the existing fleet. The Panamax sector has about 17% of its existing fleet on order. And the Handymax sector has about 27% of its existing fleet on order with deliveries occurring between 2015 and 2017.  In total, there are 1,954 vessels on order within dry bulk.

Demand for dry bulk is expected to remain flat for 2015, equating to a growth rate of around 3%.  Firm demand projected for iron ore is offset by relative weakness for both coal and grains. Demand for minor bulks is projected to grow by 3%.

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

Revenue Recognition

Revenues are generated from time charters and voyage charters. Time charter revenues and are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the completion of discharge of the previous charterer’s cargo and is deemed to end upon the completion of discharge of the current cargo, provided an agreed non-cancelable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Revenue under voyage charters will not be recognized until a charter has been agreed even if the vessel has discharged its previous cargo and is proceeding to an anticipated port of loading.

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

Performance Claims

Revenue is based on contracted charterparties, including spot-market related time charters which rates fluctuate based on changes in the spot market.  However, there is always the possibility of dispute over terms and payment of hires and freights. In particular, disagreements may arise as to the responsibility of third party costs incurred by the customer and revenue due to us as a result. Additionally, there are certain performance parameters included in contracted charterparties which if not met, can result in customer claims. Accordingly, we periodically assess the recoverability of amounts outstanding and estimate a provision if there is a possibility of non-recoverability. At each balance sheet date, we provide a provision based on a review of all outstanding charter receivables which is recorded as vessel expenses. Although we believe its provisions to be reasonable at the time they are made, it is possible that an amount under dispute is not ultimately recovered and the estimated provision for doubtful accounts is inadequate.

Vessel Lives and Impairment

Historically, we depreciated our dry bulk vessels on a straight-line basis over their estimated useful lives, estimated to be 28 years from date of initial delivery from the shipyard to the original owner. Depreciation is based on cost less the estimated residual salvage value. Salvage, or scrap, value is based upon a vessel's lightweight tonnage ("lwt") multiplied by a scrap rate. Historically, we used a scrap rate of $150 per lwt, to compute each vessel's salvage value. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, the vessel's useful life is adjusted to end at the date such regulations become effective. An increase in the useful life of a dry bulk vessel or in its salvage value would have the effect of decreasing the annual depreciation charge and extending it into later periods. A decrease in the useful life of a dry bulk vessel or in its salvage value would have the effect of increasing the annual depreciation charge.

On the Effective Date, as part of fresh-start reporting, we revalued our vessel assets which resulted in a decrease in vessel assets and drydocking assets. Effective October 15, 2014, the Successor estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. The change in the estimated useful life will result in an increase in depreciation expense over the remaining life of the vessel assets. Also, on the Effective Date, the Company increased the estimated scrap value of the vessels from $150 per lwt to $300 per lwt prospectively based on the 15-year average scrap value of steel. The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets.

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

If indicators of impairment are present, we perform an analysis of the undiscounted projected net operating cash flow for each vessel and compare it to the vessel carrying value. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. In developing estimates of future cash flows, the Company must make assumptions about future charter rates, ship operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing. For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the last twenty years of historical average of one to three years time charter. Actual equivalent drybulk shipping rates are currently lower than the estimated rate. We believe current rates have been driven by short term disruptions in demand and a slowdown in the availability of global credit. The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective. There can be no assurance as to how long charter rates and vessel values will remain at their currently low levels or whether they will improve by any significant degree. Charter rates may remain at depressed levels for some time, which could adversely affect our revenue and profitability, and future assessments of vessel impairment. In the event that an impairment were to occur, we would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. We estimate fair value primarily through the use of third party valuations performed on an individual vessel basis. Such valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.

The table set forth below indicates the carrying value of each of our vessels as of December 31, 2014, where we believe has a basic market value below its carrying value, and the aggregate difference between carrying value and basic market value represented by such vessels.  This aggregate difference represents the approximate analysis of the amount by which we believe we would have to reduce our net income if we sold all of such vessels in the current environment, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy.

	Dwt	Year Purchased	Carrying Value as of December 31, 2014	Carrying Value as of December 31, 2013
Drybulk Vessels
AVOCET	53,462	2010	$19.5 million*	$43.7 million*
BITTERN	57,809	2009	$19.6 million*	$44.0 million*
CANARY	57,809	2009	$19.6 million*	$43.9 million*
CARDINAL	55,362	2005	$17.5 million*	$31.0 million*
CONDOR	50,296	2005	$13.9 million*	$22.3 million*
CRANE	57,809	2010	$20.6 million*	$44.8 million*
CRESTED EAGLE	55,989	2009	$23.8 million*	$31.4 million*
CROWNED EAGLE	55,940	2008	$22.3 million*	$30.6 million*
EGRET BULKER	57,809	2010	$20.6 million*	$43.0 million*
FALCON	50,296	2005	$13.9 million*	$22.6 million*
GANNET BULKER	57,809	2010	$20.6 million*	$44.1 million*
GOLDEN EAGLE	55,989	2010	$25.0 million*	$32.3 million*
GOLDENEYE	52,421	2008	$14.9 million*	$52.4 million*
GREBE BULKER	57,809	2010	$20.6 million*	$43.5 million*
HARRIER	50,296	2005	$13.9 million*	$22.6 million*
HAWK I	50,296	2005	$13.9 million*	$22.2 million*
IBIS BULKER	57,775	2010	$20.6 million*	$43.5 million*
IMPERIAL EAGLE	55,989	2010	$25.0 million*	$34.7 million*
JAEGER	52,248	2006	$16.1 million*	$26.2 million*
JAY	57,802	2010	$20.6 million*	$44.6 million*
KESTREL	50,326	2006	$16.7 million*	$25.9 million*
KINGFISHER	57,776	2010	$20.6 million*	$44.8 million*
KITE	47,195	2005	$10.3 million*	$18.8 million*
KITTIWAKE	53,146	2007	$14.9 million*	$31.3 million*
MARTIN	57,809	2010	$20.6 million*	$44.3 million*
MERLIN	50,296	2005	$13.9 million*	$21.3 million*
NIGHTHAWK	57,809	2012	$21.6 million*	$40.0 million*
ORIOLE	57,809	2012	$21.6 million*	$40.4 million*

OSPREY I	50,206	2005	$14.8 million*	$24.4 million*
OWL	57,809	2012	$21.6 million*	$41.1 million*
PEREGRINE	50,913	2005	$13.9 million*	$25.5 million*
PETREL BULKER	57,809	2012	$21.6 million*	$40.7 million*
PUFFIN BULKER	57,809	2012	$21.6 million*	$40.5 million*
REDWING	53,411	2008	$16.1 million*	$61.7 million*
ROADRUNNER BULKER	57,809	2012	$21.6 million*	$40.8 million*
SANDPIPER BULKER	57,809	2012	$21.6 million*	$40.6 million*
SHRIKE	53,343	2007	$16.2 million*	$35.1 million*
SKUA	53,350	2007	$16.2 million*	$35.0 million*
SPARROW	48,225	2005	$12.9 million*	$22.5 million*
STELLAR EAGLE	55,989	2009	$23.8 million*	$30.5 million*
TERN	50,200	2006	$15.8 million*	$23.5 million*
THRASHER	53,360	2010	$19.5 million*	$44.1 million*
THRUSH	53,297	2012	$20.5 million*	$46.9 million*
WOODSTAR	53,390	2008	$17.1 million*	$48.0 million*
WREN	53,349	2008	$17.1 million*	$47.9 million*

Total DWT	2,451,259

*Indicates drybulk carriers for which we believe, as of December 31, 2014 and 2013, the basic charter-free market value is lower than the vessel’s carrying value.  We believe that the aggregate carrying value of these vessels exceeds their December 31, 2014 and September 30, 2013 aggregate basic charter-free market value by approximately $52 million and $659 million, respectively.

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

Results of Operations for the years ended December 31, 2014, 2013 and 2012

Factors Affecting Our Results of Operations

The following tables represent the operating data and certain financial statement data for the years ended December 31, 2014, 2013 and 2012 on a consolidated basis. The period from January 1 to October 15, 2014 (Predecessor) and the period from October 16 to December 31, 2014 (Successor) are distinct reporting periods as a result of our emergence from bankruptcy on October 15, 2014. References in these results of operation combine, except where noted, the Successor and Predecessor results for the year ended December 31, 2014 in order to provide comparability of such information to the years ended December 31, 2013 and 2012. While this combined presentation is a non-GAAP presentation for which there is no comparable GAAP measure, management believes that providing this financial information is the most relevant and useful method for making comparisons to the year ended December 31, 2013 and 2012.  We did not compare the share and per share amounts, since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor and the Predecessor.

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	2014	2013	2012
Ownership Days	16,425	16,425	16,470
Chartered-in under operating lease Days	91	-	90
Total	16,515	16,425	16,560
Available Days	16,325	16,305	16,512
Operating Days	15,988	16,180	16,389
Fleet Utilization	97.9%	99.2%	99.3%

●

Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

●

Chartered-in under operating lease days: The Company defines chartered-in under operating lease days as the aggregate number of days in a period during which the Company chartered-in vessels. The Company chartered in a vessel in fourth quarter of 2014 for a period of 7 years.

●

Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and drydockings, and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked three vessels in 2012, five vessels in 2013 and seven vessels in 2014.

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

Our revenues for the year ended December 31, 2014, 2013 and 2012 were earned from time charters and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2014 were $154,239,817 which is comprised of gross time charter revenues and voyage revenues of $161,381,165, and brokerage commissions of $7,141,348. Net revenues for the year ended December 31, 2014 were 24% lower than net revenues for the year ended December 31, 2013, primarily due to the lower charter rates earned by the fleet in 2014 and recognition of $10,280,559 in 2013 relating to the non-cash amortization of fair value below contract value of time charters acquired of which $10,106,247 relates to the KLC settlement agreement in the quarter ended March 31, 2013.

Net revenues for the year ended December 31, 2013 were $202,439,528 which is comprised of billed time charter revenues and voyage revenues of $207,107,771, which includes an amount of $10,280,559 relating to the non-cash amortization of fair value below contract value of time charters acquired of which $10,106,247 relates to the Korea Line Corporation (“KLC”) settlement agreement in the quarter ended March 31, 2013 and deductions for brokerage commissions of $4,668,243. Net revenues for the year ended December 31, 2013 were 6% higher than net revenues for the year ended December 31, 2012, primarily attributable to the settlement agreement with KLC in the quarter ended March 31, 2013.

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

Voyage expenses for the year ended December 31, 2014 were $20,965,932, compared with $26,423,447 for the year end December 31, 2013. Expenses were lower primarily because more of our vessels were employed under time charters that require the charterer to bear all of those expenses.

Voyage expenses for the year ended December 31, 2013 were $26,423,447, compared with $26,110,591 for the year end December 31, 2012. The increase in voyage expenses is attributable to increases in port and agency charges.

Vessel Expenses

Vessel expenses for the years ended December 31, 2014, 2013 and 2012 were $94,973,059, $84,424,790, and $90,551,655, respectively. Vessel expenses in 2014 included $89,010,608 in vessel operating costs and $5,962,451 in technical management fees. Vessel expenses in 2013 included $78,829,391 in vessel operating costs and $5,595,399 in technical management fees. The increase in vessel expense in the twelve-month period ended December 31, 2014 compared to the same period of 2013 is attributable primarily to the increased spending required for repairs and related spares. Vessel expenses in 2012 included $84,998,433 in vessel operating costs and $5,553,222 in technical management fees. The increase in vessel expenses in the twelve month period ended December 31, 2014 is mainly attributable to increase in the cost of crew costs, stores and spares. The decrease in vessel expense in the twelve-month period ended December 31, 2013 compared to the same period of 2012 is attributable to efficiencies achieved through performing in-house technical management by transferring vessels from one of our unaffiliated third party managers.

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

For the Predecessor, the Company paid average monthly technical management fees of $13,994 per vessel for the period from January 1 to October 15th in 2014, $11,901 for year ended December 31, 2013 and $10,194 for year ended in 2012. For the Successor, the Company paid average monthly technical management fees of $11,041 per vessel for the period from October 16th to December 31 in 2014.

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

Depreciation and Amortization

For the years ended December 31, 2014, 2013 and 2012, total depreciation and amortization expense was $70,020,606, $76,947,400 and $77,588,428, respectively. Total depreciation and amortization expense for the year ended December 31, 2014 includes $67,499,128 of depreciation and $2,521,478 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2013 includes $75,003,864 of depreciation and $1,943,536 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2012 includes $75,323,119 of depreciation and $2,265,309 of amortization of deferred drydocking costs.

On the Effective Date, as part of fresh-start reporting, we revalued our vessel assets which resulted in a decrease in vessel assets and drydocking assets. Effective October 15, 2014, the Successor estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. The change in the estimated useful life will result in an increase in depreciation expense over the remaining life of the vessel assets. Also, on the Effective Date, the company increased the estimated scrap value of the vessels from $150 per lwt to $300 per lwt prospectively based on the 15-year average scrap value of steel. The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets. During the period from October 16 to December 31, 2014, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $826,545 for the Successor. The decrease in depreciation expense resulted in a $0.02 change to the basic and diluted net loss per share during the period from October 16 to December 31, 2014.  The basic and diluted net loss per share would have been ($0.33) per share if there was no change in the estimated scrap value.

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

General and administrative expenses for the years ended December 31, 2014, 2013 were $18,649,846 and $16,026,634, respectively. The increase in General and administrative expenses in 2014 was primarily attributable to allowance for bad debt of $2,289,509.

General and administrative expenses for the years ended December 31, 2013, 2012 were $16,026,634 and $32,065,421, respectively. The decrease General and administrative expenses in 2013 was primarily attributable to lower compensation expense and professional consultants fees and by an increase in amount of management fees received.

General and administrative expenses include non-cash compensation charges of $3,193,887, $4,864,534, and $9,373,778, respectively in 2014, 2013, and 2012. These non-cash compensation charges relate to the stock options and restricted stock units granted to members of management and certain directors of the Company under the Stock Incentive Plans (see Note 14 in the financial statements).

Interest and Finance Costs

Interest Expense, inclusive of the PIK loans and DIP loans, consisted of:

	Successor	Predecessor
	October 16, To December 31, 2014	January 1, To October 15, 2014	2013	2012
Exit Facility Interest	$2,103,151	$-	$-	$-
Amortization of Facility Deferred Financing Costs	24,247	-	-	-
Term loan Interest	-	43,314,831	74,874,702	60,100,569
Amortization of Term Loan Deferred Financing Costs	-	16,278,544	8,032,925	6,542,727
Debtor-In-Possession Interest	-	394,096	-	-
Amortization of DIP Deferred Financing Costs	-	750,000	-	-
Amortization of fees in lieu of interest on Term loan	231,928	-	-	-
Total Interest Expense	$2,359,326	$60,737,471	$82,907,627	$66,643,296

Interest paid, exclusive of the PIK loans, amounted to $10,886,687 from January 1 to October 15 and $1,586,303 from October 16 to December 31, 2014, $47,973,599 in 2013 and $45,098,012 in 2012.

For 2014, interest rates on our outstanding debt ranged from 3.63% to 7.40%, including a margin over LIBOR applicable under the terms of the amended credit facility for the Predecessor. The weighted average effective interest rate was 2.93% for the Predecessor. For 2014, interest rates on our outstanding debt ranged from 4.03% to 6.0%, including a margin over LIBOR applicable under the terms of the amended credit facility for the Successor. The weighted average effective interest rate was 4.13% for the Successor.

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

For 2014, Commitment fees of 0.70% incurred on the undrawn portion of the facility for the Predecessor. For 2014, Commitment fees of 0.40% incurred on the undrawn portion of the facility for the Successor.

Interest Rate Swaps

We have entered into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps were designated and qualified as cash flow hedges.

The Company records the fair value of interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. No portion of the cash flow hedges was ineffective during the period ended December 31, 2013. As of December 31, 2014, there were no swap contracts outstanding as the last swap expired in September 2013.

Reorganization items, Net

For the year ended December 31, 2014, reorganization items, net were $427,735,210. These reorganization items include trustee fees, professional fees incurred after the Petition Date in relation to the Chapter 11 Case, the revaluation of assets and liabilities recorded as part of fresh-start reporting, the gain on the settlement of liabilities subject to compromise as well as a net gain on debt and equity discharge and issuance pursuant to the Plan. There were no reorganization items during the year ended December 31, 2013 as the Petition Date was August 6, 2014.

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities during 2014 was $19,744,111 compared with net cash used of $354,384 in 2013 and provided by $4,777,961 in 2012. The change in 2014, 2013 and 2012 was primarily due to lower charter rates on time charter renewals and in 2013 a reduction in net working capital.

Net cash provided by investing activities during 2014 was $3,715,099, compared with net cash provided by investing activities of $2,317,446 in 2013, compared with net cash used in investing activities of $294,414 in 2012.

In November 2012, KLC issued stock to the Company as part of settlement. In 2014 and 2013 we sold KLC shares for total proceeds of $4,400,278 and $2,272,801, respectively.

Net cash provided by financing activities in 2014 was $36,321,575, compared to net cash used of $400,306 and $12,027,610 in 2013 and 2012, respectively.

As of December 31, 2014, our cash balance was $39,975,287 compared to a cash balance of $19,682,724 at December 31, 2013. In addition, our Restricted cash balance includes $66,243, for collateralizing letters of credit relating to our office leases as of December 31, 2014 and 2013. As of December 31, 2012, our Restricted cash balance included $276,056, for collateralizing letters of credit relating to our office leases. On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility was in the amount of $225 million term loan of which $182.6 million was used to repayment the existing term loan.

At December 31, 2014, the Company's debt consisted of $225,000,000 in term loans. In addition, we have a $50 million undrawn revolving credit facility.

Our principal sources of funds are operating cash flows and long-term bank borrowings. Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments of interest on outstanding loan facility.

Charter hire rates have been volatile and driven down during the fourth quarter of 2014 and in the first quarter of 2015. One of our covenants, the minimum interest coverage ratio is primarily driven off a trailing twelve month calculation of EBITDA. If the current weak drybulk rate environment persists for a long duration and charter hire rates decline further the Company may not be in compliance with this covenant as of its first determination date on December 2015. Accordingly, we may seek waivers or modifications to our credit agreement, which may be unavailable or subject to conditions. If we were to be unable to cure an event of default our debt could be called by the banks and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital.

Our current liquidity needs arise primarily from drydocking for our vessels, and working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available to us under the Exit Financing Facility described below. We expect that our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness.

We believe that our current financial resources, together with the undrawn revolving credit facility and cash generated from operations will be sufficient to meet our ongoing business needs over the next twelve months. The Company’s ability to generate sufficient cash is dependent upon, among other things, continuing to improve the profitability of its operations and future cash flows which contemplates an improvement in charter rates. Additionally, the Prepackaged Case, the fact that we have been subject to bankruptcy proceedings, and related matters could negatively impact our financial condition.

Credit Facilities

Credit Agreement

Refer to Note 8 - Debt of our consolidated financial statements for a summary of our credit agreement.

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

Senior Secured Debtor-in-Possession Term Loan Agreement

On August 8, 2014, the Court entered an interim order (the “Interim Order”) authorizing the Company’s entry into the DIP Loan Facility. Following the entry of the Interim Order, on August 8, 2014, the Company entered into (the “DIP Loan Facility”) among the Company, the subsidiary guarantors from time to time party thereto (the “Guarantors”), the lenders party thereto (the “DIP Lenders”), Wilmington Trust (London) Limited, as DIP Agent and Security Trustee (the “DIP Security Trustee”) and Goldman Sachs Lending Partners LLC, as Sole Bookrunner and Sole Lead Arranger.

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

Exit Financing Facility

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million undrawn revolving credit facility, and matures on October 15, 2019. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus the margin. The revolving credit facility is subject to an annual commitment fee of 40% of the margin.

The Company’s obligations under the Exit Financing Facility are secured by a first priority mortgage on each of the vessels in its fleet and such other vessels that it may from time to time include with the approval of the Exit Lenders, a first assignment of its earnings account, its liquidity account and its vessel-owning subsidiaries’ earnings accounts, a first assignment of all charters (having a term which may exceed 18 months), freights, earnings, insurances, requisition compensation and management agreements with respect to the vessels and a first priority pledge of the membership interests of each of its vessel-owning subsidiaries. The Company may grant additional security to the Exit Lenders from time to time in the future.

The Exit Financing Facility contains financial covenants requiring the Company, among other things, to ensure that: the aggregate market value of the vessels in the Company’s fleet at all times does not fall below between 150% and 165% of the aggregate principal amount of debt outstanding under the Exit Financing Facility; the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis divided by the sum of (i) the total shareholders’ equity for the Company and all of its subsidiaries (minus goodwill and other non-tangible items) and (ii) the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis, shall not be more than 0.65; the aggregate of the Company’s and its subsidiaries’ EBITDA will not be less than 2.5x of the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant particular period; and the Company maintains a minimum liquidity of not less than the greater of (i) $20,000,000 and (ii) $500,000 per vessel in the Company’s fleet. In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; enter into a new line of business. The Company shall repay the Exit Financing Facility in 20 equal consecutive quarterly repayment installment each in an amount of U.S. $3,906,250. The first installments of the Exit Financing Facility shall be repaid on the date falling three months after the First Drawdown Date and the last such installment on the Maturity Date.

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

Dividends

The Company did not make any dividend payments in 2014, 2013 and 2012. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term.

Credit Agreement

Refer to Note 8 - Debt of our consolidated financial statements and to Liquidity and Capital Resources section above for a summary of our credit agreement.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2014:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total

Bank Loans(1)	$15,625	$31,250	$178,125	$—	$225,000
Interest and borrowing fees	9,954	19,245	16,200	—	45,399
Chartering agreement (2,3)	4,928	9,855	9,855	8,704	33,342
Office lease (4)	1,274	2,359	463	—	4,096

Total	$31,781	$62,709	$204,643	$8,704	$307,837

(1)	See Note 1 and Note 6 in the financial statements.
(2)	Does not include obligations of charter-in vessels less than one year.
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

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2014, seven of our vessels were drydocked and we incurred $5,763,587 in drydocking related costs. In 2013, three of our vessels were drydocked and we incurred $3,637,842 in drydocking related costs. In 2012, four of our vessels were drydocked and we incurred $1,094,325 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2015	154	$4.6 million
June 30, 2015	110	$3.3 million
September 30, 2015	176	$5.2 million
December 31, 2015	132	$3.9 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

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

Other Contingencies

We refer you to Note 10 “Commitment and contingencies” to our consolidated financial statements included in this Annual Report for a discussion of our contingencies related to claim litigation. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

At December 31, 2014, the Company's debt consisted of principal amount of $225,000,000 less the unamortized issuance costs of $ 5,268,072 in term loans at a margin plus variable rates above the LIBOR

For the period from January 1 to October 15, 2014, interest rates on the outstanding debt ranged from 3.63% to 7.40%, including a margin over LIBOR. The weighted average effective interest rate was 2.93%.

For the period from October 16 to December 31, 2014, interest rates on the outstanding debt ranged from 4.028% to 4.037%, including a margin over LIBOR. The weighted average effective interest rate was 4.13%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of a material weakness in our internal control over financial reporting, as described below. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The Company, however, did not maintain effective controls over fresh start accounting. Specifically, the Company’s internal controls did not operate effectively to ensure that the fresh-start adjustment to reorganization items was recorded accurately and classified appropriately. This control deficiency resulted in an adjustment to reorganization items and related financial disclosures. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Based on our assessment and as a result of the material weakness described herein, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders to be held in 2015 (our "2015 Proxy Statement").

Executive Officers

The information concerning our Executive Officers required under this Item is incorporated herein by reference from our 2015 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2015 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2015 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2015 Proxy Statement.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference from our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference from our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference from our 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information about the fees for 2014 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2015 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2015 Proxy Statement.

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

3.2

Articles of Amendment to the Company's Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on May 23, 2012.

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

3.5

Second Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc., as adopted on October 15, 2014, incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.

3.6

Second Amended and Restated By-Laws of Eagle Bulk Shipping Inc., dated as of October 15, 2014, incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.

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

4.5

Amended and Restated Rights Agreement, dated as of June 20, 2012, between Eagle Bulk Shipping Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc. filed with the SEC on June 20, 2012.

4.6	Form of Specimen Stock Certificate of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.
4.7

Form of Specimen Warrant Certificate of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.

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

10.5

Amended and Restated Employment Agreement for Mr. Sophocles N. Zoullas, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on June 20, 2008.

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

10.9	Eagle Bulk Shipping Inc. 2011 Stock Incentive Plan., incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 17, 2011.
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

10.11

Waiver and Forbearance Agreement entered into between Eagle Bulk Shipping Inc. and certain lenders under its Fourth Amended and Restated Credit Agreement, dated March 19, 2014, filed with the SEC on March, 20, 2014.

10.12

Warrant Agreement, dated June 20, 2012, by and between Eagle Bulk Shipping Inc., as the Issuer, and the Lender Holders, as Holders, incorporated by reference to Exhibit 10.13 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.

10.13

Warrant Shares Registration Rights Agreement, dated June 2012, by and among Eagle Bulk Shipping Inc. and the Lender Holders, incorporated by reference to Exhibit 10.14 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc. for the period ended June 30, 2012, filed with the SEC on August 9, 2012.

10.14	Form of Indemnification Agreement entered into between Eagle Bulk Shipping Inc. and certain directors, officers and employees, filed with the SEC on March 31, 2014.
10.15	Loan Agreement, dated as of October 9, 2014, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.
10.16

Registration Rights Agreement, dated as of October 15, 2014, by and between Eagle Bulk Shipping Inc. and the Holders party thereto, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.

10.17

Warrant Agreement, dated as of October 15, 2014, between Eagle Bulk Shipping Inc. and Computershare Inc., as Warrant Agent, incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.

10.18

Amended and Restated Management Agreement, dated as of August 15, 2014, between Eagle Bulk Shipping Inc., as Manager, and Delphin Shipping LLC, incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.

10.19	CEO Employment Agreement, incorporated by reference to Exhibit 10.5 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.
10.20	Separation Agreement and Release Agreement, dated March 9, 2015, between Eagle Bulk Shipping Inc. and Sophocles Zoullas.
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
101.

The following materials from Eagle Bulk Shipping Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statement of Comprehensive (loss) Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Stanley H. Ryan
	Name:	Stanley H. Ryan
	Title:	Chief Executive Officer

April 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2015.

Signature	Title

/s/ Stanley H.Ryan	Chief Executive Officer and Director
Stanley H. Ryan	(Principal Executive Officer)

/s/ Justin A. Knowles	Director
Justin A. Knowles

/s/ Randee E. Day	Director
Randee E. Day

/s/ Gary Weston	Director
Gary Weston

/s/ Bart Velduizen	Director
Bart Velduizen

/s/ Paul M. Leand Jr.	Chairman of the Board and Director
Paul M. Leand Jr.

/s/ Adir Katzav	Chief Financial Officer
Adir Katzav	(Principal Financial Officer and Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2014 (Successor) and December 31, 2013 (Predecessor)	F-4

Consolidated Statements of Operations for period from October 16 to December 31, 2014 (Successor), for period January 1 to October 15, 2014 (Predecessor) and for each of the two years ended December 31, 2013 and 2012 (Predecessor)

F-5

Consolidated Statement of Comprehensive Income/( loss) for period from October 16 to December 31, 2014 (Successor), for period January 1 to October 15, 2014 (Predecessor) and for each of the two years ended December 31, 2013 and 2012 (Predecessor)

F-6

Consolidated Statements of Changes in Stockholders' Equity for period from October 16 to December 31, 2014 (Successor), for period January 1 to October 15, 2014 (Predecessor) and for each of the two years ended December 31, 2013 and 2012 (Predecessor)

F-7

Consolidated Statements of Cash Flows for period from October 16 to December 31, 2014 (Successor), for period January 1 to October 15, 2014 (Predecessor) and for each of the two years ended December 31, 2013 and 2012 (Predecessor)

F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

In our opinion, the accompanying consolidated balance sheet at December 31, 2013 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the period from January 1, 2014 to October 15, 2014, and for each of the two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Eagle Bulk Shipping Inc. and its subsidiaries (Predecessor) at December 31, 2013, and the results of their operations and their cash flows for the period from January 1, 2014 to October 15, 2014 and for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on August 6, 2014 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Restructuring Support Agreement (“RSA”) was substantially consummated on October 15, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

Stamford, Connecticut

April 2, 2015

/s/PricewaterhouseCoopers LLP

Stamford, CT

April 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

In our opinion, the accompanying consolidated balance sheet at December 31, 2014 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the period from October 16, 2014 to December 31, 2014 present fairly, in all material respects, the financial position of Eagle Bulk Shipping Inc. and its subsidiaries (Successor) at December 31, 2014, and the results of their operations and their cash flows for the period from October 16, 2014 to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to fresh-start accounting existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements referred to above, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company's Restructuring Support Agreement (“RSA”) on September 22, 2014. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before October 15, 2014 and substantially alters rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on October 15, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of October 16, 2014.

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

/s/PricewaterhouseCoopers LLP

Stamford, CT

April 2, 2015

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

	Successor December 31, 2014	Predecessor December 31, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$39,975,287	$19,682,724
Accounts receivable, net	14,731,301	11,197,101

Prepaid expenses	3,212,930	5,501,081
Inventories	5,749,273	9,610,272
Investment	8,300,740	13,817,439
Other assets	4,621,312	2,122,574
Total current assets	76,590,843	61,931,191
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $8,766,830 and $389,545,066, respectively	834,052,684	1,639,555,368
Other fixed assets, net of accumulated amortization of $118,232 and $515,896, respectively	230,805	361,306
Restricted cash	66,243	66,243
Deferred drydock costs	1,960,792	3,826,685
Deferred financing costs	550,753	16,278,544
Other assets	424,702	1,394,964
Total noncurrent assets	837,285,979	1,661,483,110
Total assets	$913,876,822	$1,723,414,301
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,663,697	$6,422,306
Accrued interest	531,918	153,885
Other accrued liabilities	9,142,229	6,211,224
Fair value below contract value of time charters acquired	1,648,740	-
Unearned charter hire revenue	2,389,595	5,387,844
Current portion of long-term debt	15,625,000	1,129,478,741
Payment-in-kind loans	-	44,565,437
Total current liabilities	41,001,179	1,192,219,437
Noncurrent liabilities:
Long-term debt	204,106,928	-
Fair value below contract value of time charters acquired	4,678,049	-
Total noncurrent liabilities	208,784,977	-
Total liabilities	249,786,156	1,192,219,437
Commitment and contingencies
Stockholders' equity:
Predecessor Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	-	-
Predecessor Common stock, $.01 par value, 100,000,000 shares authorized, 16,783,071 shares issued and outstanding, respectively	-	167,828
Predecessor Additional paid-in capital	-	766,823,808
Successor Common stock, $.01 par value, 150,000,000 shares authorized, 37,504,541 shares issued and outstanding, respectively	375,045	-
Successor Additional paid-in capital	675,264,349	-
Retained earnings	(11,548,728)	(235,796,772)
Total stockholders' equity	664,090,666	531,194,864
Total liabilities and stockholders' equity	$913,876,822	$1,723,414,301

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from	Period from
	October 16,	January 1,
	To	To	Year Ended
	December 31, 2014	October 15, 2014	December 31, 2013	December 31, 2012

Revenues, net of commissions	$31,089,603	$123,150,214	$202,439,528	$190,811,259

Voyage expenses	6,262,082	14,703,850	26,423,447	26,110,591
Vessel expenses	18,579,204	76,393,855	84,424,790	90,551,655
Charter hire expenses	1,042,760	188,233	-	1,713,417
Depreciation and amortization	8,781,846	61,238,760	76,947,400	77,588,428
General and administrative expenses	4,685,382	13,964,444	16,026,634	32,065,421
Gain on time charter agreement termination	-	-	(32,526,047)	-
Total operating expenses	39,351,274	166,489,142	171,296,224	228,029,512

Operating income (loss)	(8,261,671)	(43,338,928)	31,143,304	(37,218,253)

Interest expense	2,359,326	60,737,471	82,907,627	66,643,296
Interest income	(2,238)	(8,352)	(75,273)	(32,271)
Other expense (income)	884,427	-	18,832,333	(1,028,375)
Reorganization items, net	45,542	427,735,210	-	-
Total other expense (income), net	3,287,057	488,464,329	101,664,687	65,582,650

Net loss	$(11,548,728)	$(531,803,257)	$(70,521,383)	$(102,800,903)

Weighted average shares outstanding:

Basic	37,504,541	17,857,408	16,983,913	16,328,132
Diluted	37,504,541	17,857,408	16,983,913	16,328,132

Per share amounts:
Basic net loss	$(0.31)	$(29.78)	$(4.15)	$(6.30)
Diluted net loss	$(0.31)	$(29.78)	$(4.15)	$(6.30)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / LOSS

	Successor	Predecessor
	October 16, to December 31, 2014	January 1, to October 15, 2014	December 31, 2013	December 31, 2012

Net loss	$(11,548,728)	$(531,803,257)	$(70,521,383)	$(102,800,903)

Other comprehensive income:
Change in unrealized gain/loss on investment		(231,995)	(18,066,724)	(798,712)
Realized gain/loss on investment			18,832,333	—
Net unrealized gain on derivatives			2,243,833	7,242,283
Total other comprehensive income		(231,995)	3,009,442	6,443,571
Comprehensive loss	$(11,548,728)	$(532,035,252)	$(67,511,941)	$(96,357,332)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Share	Common Shares Amount	Additional paid-in Capital	Net Loss	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2011 - (Predecessor)	15,750,796	$157,508	$745,945,694	—	$(62,474,486)	$(9,453,013)	$674,175,703
Net Loss	—	—	—	(102,800,903)	(102,800,903)	—	(102,800,903)
Change in unrealized gain on investment	—	—	—	—	—	(798,712)	(798,712)
Realized loss on investment	—	—	—	—	—	—	—
Net unrealized gain on derivatives	—	—	—	—	—	7,242,283	7,242,283
Vesting of restricted shares, net of shares withheld for employee tax	168,380	1,684	(240,999)	—	—	—	(239,315)
Issuance of Warrants			7,241,743	—	—	—	7,241,743
Exercise of Warrants	718,916	7,186	(7,186)	—	—	—	—
Non-cash compensation	—	—	9,373,778	—	—	—	9,373,778
Balance at December 31, 2012 - (Predecessor)	16,638,092	166,378	762,313,030		(165,275,389)	(3,009,442)	594,194,577
Net Loss	—	—	—	(70,521,383)	(70,521,383)	—	(70,521,383)
Change in unrealized gain on investment	—	—	—	—	—	(18,066,724)	(18,066,724)
Realized loss on investment	—	—	—	—	—	18,832,333	18,832,333
Net unrealized gain on derivatives	—	—	—	—	—	2,243,833	2,243,833
Vesting of restricted shares, net of shares withheld for employee tax	114,276	1,143	(353,449)	—	—	—	(352,306)
Exercise of Warrants	30,703	307	(307)	—	—	—	—
Non-cash compensation	—	—	4,864,534	—	—	—	4,864,534
Balance at December 31, 2013 - (Predecessor)	16,783,071	167,828	766,823,808		(235,796,772)	—	531,194,864
Net Loss	—	—	—	(531,803,257)	(531,803,257)	—	(531,803,257)
Change in unrealized loss on investment	—	—	—	—	—	$(231,995)	(231,995)
Exercise of Warrants	1,770,877	17,709	(17,709)	—	—	—	—
Non-cash compensation	—	—	1,072,383	—	—	—	1,072,383
Cancellation of Predecessor common stock	(18,553,948)	(185,537)	(767,878,482)				(768,064,019)
Elimination of Predecessor accumulated deficit					767,600,029		767,600,029
Elimination of Predecessor other comprehensive income						231,995	231,995
Issuance of new equity interest in connection with emergence from Chapter 11	37,504,541	375,045	673,142,844				673,517,889
Balance at October 15, 2014 - (Predecessor)	37,504,541	375,045	673,142,844		-	-	673,517,889
Balance at October 16, 2014(Successor)	37,504,541	375,045	673,142,844		-	-	673,517,889
Net loss				$(11,548,728)	$(11,548,728)		$(11,548,728)
Non-cash compensation			2,121,505				2,121,505
Balance at December 31, 2014(Successor)	37,504,541	$375,045	$675,264,349	—	$(11,548,728)	-	$664,090,666

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Period from	Period from
	October 16,	January 1,
	To	To	Year Ended
	December 31, 2014	October 15, 2014	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net loss	$(11,548,728)	$(531,803,257)	$(70,521,383)	$(102,800,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,781,846	58,717,282	75,003,864	75,323,119
Amortization of deferred drydocking costs		2,521,478	1,943,536	2,265,309
Amortization of deferred financing costs	24,247	17,028,544	8,032,925	6,542,727
Amortization of discount on Exit Facility	231,928
Reorganization items and fresh-start reporting adjustments, net		402,423,980
Amortization of fair value below contract value of time charter acquired	(235,709)		(10,280,559)	(4,770,214)
Payment-in-kind interest on debt		17,858,132	29,177,969	15,387,468
Unrealized (gain) loss on derivatives, net				246,110
Investment and other current asset			(4,925,952)
Realized loss from investment	884,426		18,832,333
Gain on time charter agreement termination			(29,033,503)
Allowance for accounts receivable		2,289,509		5,351,609
Non-cash compensation expense	2,121,505	1,072,383	4,864,534	9,373,778
Drydocking expenditures	(1,960,792)	(3,802,795)	(3,637,842)	(1,094,325)
Changes in operating assets and liabilities:
Accounts receivable	(1,007,975)	(4,815,734)	(1,893,143)	(694,790)
Other assets	1,086,391	(5,880,809)	(2,923,526)	2,003,258
Prepaid expenses	43,355	1,710,579	(1,956,271)	425,095
Inventories	2,919,530	941,469	2,472,853	(999,794)
Accounts payable	(1,903,888)	7,145,279	(3,812,701)	(407,824)
Accrued interest	516,849	14,964,109	(2,276,866)	(384,914)
Accrued expenses	(4,342)	2,935,346	(7,286,917)	1,666,181
Deferred revenue			(3,766,413)	(629,167)
Unearned revenue	(227,824)	(2,770,425)	1,632,678	(2,024,762)

Net cash provided by/(used in) operating activities	(279,181)	(19,464,930)	(354,384)	4,777,961

Cash flows from investing activities:
Vessel Improvements	(194,514)	(291,244)	(92,100)	(58,521)
Proceeds from sale of Investment	4,400,278		2,272,801	(8,025)
Purchase of other fixed assets		(199,421)	(73,068)	(33,402)
Changes in restricted cash			209,813	394,362

Net cash provided by/(used in) investing activities	4,205,764	(490,665)	2,317,446	294,414

Cash flows from financing activities:
Debtor-In-Possession Loan		25,000,000
Repayment of Debtor-In-Possession Loan		(25,000,000)
Long-Term borrowings		219,500,000
Repayment of Term Loan		(182,603,425)
Deferred financing costs		(575,000)	(48,000)	(11,788,295)
Cash used to settle net share equity awards			(352,306)	(239,315)

Net cash provided by/(used in) financing activities	-	36,321,575	(400,306)	(12,027,610)
Net increase/(decrease) in cash	3,926,583	16,365,980	1,562,756	(6,955,235)
Cash at beginning of period	36,048,704	19,682,724	18,119,968	25,075,203

Cash at end of period	$39,975,287	$36,048,704	$19,682,724	$18,119,968

Supplemental cash flow information:
Cash paid during the period for Interest	$1,586,303	$10,886,687	$47,973,599	$45,098,012

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

As of December 31, 2014, the Company owned and operated a modern fleet of 45 oceangoing vessels, 43 Supramax and 2 Handymax, with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 7.6 years. The Company also chartered in a Handylog beginning October 2nd,2014 for a period of 7 years.

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

% of Consolidated Charter Revenue

	Successor	Predecessor
	October 16, To December 31, 2014	January 1, To October 15, 2014	2013	2012
Charterer
Charterer A	-	-	15.8%	-
Charterer B	-	10.5%	13.8%	26.5%
Charterer C*	27.7%	17.7%	-	-

*Includes charter revenue from a pool that the Company participates.

Bankruptcy Filing

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant under its Credit Agreement (As defined in note 9 below) as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers were extended through August 5, 2014, subject to certain conditions and the satisfaction of certain milestones. Given the uncertainty as to whether the Company would be able to comply with the terms of the Waivers within the time frames provided, the Company concluded that there was substantial doubt about its ability to continue as a going concern until such time the Company was able to demonstrate that it had sufficient cash flows to meet its ongoing needs. To address this risk of being able to continue as a going concern, the Company undertook negotiations with its lenders to provide longer term covenant relief or to restructure its balance sheet and capital structure. The financial statements have been prepared assuming the Company will continue as a going concern.

On August 6, 2014, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with lenders constituting the “Majority Lenders” (as such term is defined in the Credit Agreement) under its Credit Agreement (the “Consenting Lenders”), which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed a voluntary prepackaged case (the “Prepackaged Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries. Through the Prepackaged Case, the Company sought to implement a balance sheet restructuring pursuant to the terms of its prepackaged plan of reorganization filed with the Court (the “Plan”). The Company continued to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

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
●

The cancellation of all outstanding equity interests in the Company as of the Effective Date, with the current holders of such equity interests (other than the Consenting Lenders on account of certain warrants held by them or shares of common stock received upon conversion of such warrants ) receiving (i) shares of the reorganized Company’s common stock (“New Eagle Common Stock “) equal to 0.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date (subject to dilution by the New Eagle Equity Warrants (as defined below) and the Management Incentive Program (as defined below)), and (ii) an aggregate of 3,045,327 New Eagle Equity Warrants. Each New Eagle Equity Warrant will have a 7-year term (commencing on the Effective Date) and will be exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program).

●

The extinguishment of all loans and other obligations under the Credit Agreement as of the Effective Date, with the current holders thereof receiving (i) shares of New Eagle Common Stock equal to 99.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date, subject to dilution by the New Eagle Equity Warrants and the Management Incentive Program, and (ii) a cash distribution as contemplated by the Plan. On the Effective Date, the Credit Agreement was terminated, and the liens and mortgages thereunder were released.

●	All claims of unsecured creditors of Eagle Bulk Shipping Inc. were unaffected and will be paid in full in the ordinary course of business.
●

The establishment of a Management Incentive Program (the “Management Incentive Program”) that provides senior management and certain other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The Management Incentive Program also provides for the reservation of certain additional shares for future issuance thereunder, as further described in the Plan.

The Plan also provided for certain releases of various parties by certain holders of claims against and equity interests in the Company.

Exit Financing Facility

On October 9, 2014, Eagle Bulk Shipping Inc., as borrower, and certain of its subsidiaries, as guarantors, entered into the Exit Financing Facility with certain lenders (the “Exit Lenders”). The Exit Financing Facility is in the amount of $275 million, including a $50 million undrawn revolving credit facility, and matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the margin. The Exit Financing Facility is described further in Note 8 below.

Registration Rights Agreement

On the Effective Date, and in accordance with the Plan, the Company entered into the Registration Rights Agreement with certain parties that received shares of New Eagle Common Stock under the Plan. The Registration Rights Agreement provided such parties with demand and piggyback registration rights.

New Eagle Equity Warrant Agreement

On the Effective Date, and in accordance with the Plan, the Company issued new equity warrants (the “New Eagle Equity Warrants”) were issued pursuant to the terms of the New Eagle Equity Warrant Agreement (the “New Eagle Equity Warrant Agreement”). Each New Eagle Equity Warrant has a 7-year term (commencing on the Effective Date) and are exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program). The New Eagle Equity Warrants are exercisable at an exercise price of $27.82 per share (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement). The New Eagle Equity Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

FRESH START ACCOUNTING

Financial Statement Presentation

Upon the Company’s emergence from the Chapter 11 Cases on October 15, 2014, the Company adopted fresh-start accounting in accordance with provisions of ASC 852, Reorganizations (“ASC 852”). Upon adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their fair value as of October 15, 2014, the fresh-start reporting date. The fair values of the Company’s assets and liabilities in conformance with ASC 805, Business Combinations, as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting date, as the Company will have a new basis in its assets and liabilities. Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start accounting. As a result of the adoption of fresh-start reporting, the Company’s consolidated balance sheets and condensed consolidated statements of operations subsequent to October 15, 2014 will not be comparable in many respects to our condensed consolidated balance sheets and condensed consolidated statements of operations prior to October 15, 2014.

Under ASC 852, fresh-start accounting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. Accordingly, the Company qualified for and adopted fresh-start accounting as of the Effective Date. Adopting fresh-start accounting results in a new reporting entity with no beginning retained earnings or deficits. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a change of control of the Company under ASC 852.

Fresh-start accounting also requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11. The Company’s valuation of the reorganized Company dated as of July 15, 2014, which was included in the Disclosure Statement related to the Plan, the post-confirmation estimated enterprise value of the Company to be in a range between $850 million and $950 million which was approved by the court, given the approximately $225 million of debt projected to be on the balance sheet of the Company under the Exit Financing Facility on the Effective Date, the implied equity value of the Company was estimated at approximately $625 million to $725 million. As part of determining the reorganization value on October 15, 2014, the Company estimated the enterprise value of the Successor Company to be $857 million and the reorganization value to be $925 million. The reorganization value includes the enterprise value, cash, current liabilities and fair value below contract value of time charters contract.

The following fresh-start balance sheet illustrates the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start reporting.  This fresh-start balance sheet reflects the effect of the completion of the transactions included in the Plan, including the issuance of equity and the settlement of old indebtedness.

The effects of the Plan and fresh-start reporting on the Company’s condensed consolidated balance sheet are as follows:

	Predecessor At Oct. 15 2014	Reorganization Adjustments (1)		Fresh Start Adjustments		Successor At Oct. 16 2014
ASSETS:
Current assets:
Cash and cash equivalents	$28,144,072	$7,904,632		$-		$36,048,704
Accounts receivable, net	13,723,326	-		-		13,723,326
Prepaid expenses	3,650,965	139,537	(f)	(534,217)		3,256,285
Inventories	8,668,803	-		-		8,668,803
Investment	13,585,444	-		-		13,585,444
Other assets	5,704,808	-		-		5,704,808
Total current assets	73,477,418	8,044,169		(534,217)	(k)	80,987,370
Noncurrent assets:
Vessels and vessel improvements	1,581,232,547	-		(738,607,547)	(n)	842,625,000
Other fixed assets	457,510	-		(211,688)	(m)	245,822
Restricted cash	66,243	-		-		66,243
Deferred drydock costs	5,108,002	-		(5,108,002)	(l)	-
Deferred financing costs	300,000	275,000	(e)	-		575,000
Other assets	2,943,540	-		(2,515,944)	(k)	427,596
Total noncurrent assets	1,590,107,842	275,000		(746,443,181)		843,939,661
Total assets	$1,663,585,260	$8,319,169		$(746,977,398)		$924,927,031

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
Accounts payable	$13,567,585	$-		$-		$13,567,585
Accrued interest	121,666	(106,597)	(d)	-		15,069
Other accrued liabilities	12,617,380	(3,470,809)	(g)	-		9,146,571
Unearned charter hire revenue	2,617,419					2,617,419
Fair value below contract value	-	-		1,550,382	(o)	1,550,382
Debt-In-Possession loan	25,000,000	(25,000,000)	(b)	-		-
Term loans	-	15,625,000	(a)	-		15,625,000
Total current liabilities not subject to compromise	53,924,050	(12,952,406)		1,550,382		42,522,026

Non-Current liabilities not subject to compromise:
Long-term debt	-	203,875,000	(a)	-		203,875,000
Fair value below contract value	-	-		5,012,116	(o)	5,012,116
Total non-current liabilities not subject to compromise	-	203,875,000		5,012,116		208,887,116

Liabilities subject to compromise:
Term loans	1,129,478,741	(1,129,478,741)	(c),(h)	-		-
Payment-in-kind loans	62,423,569	(62,423,569)	(i)	-		-
Accrued interest	15,102,925	(15,102,925)	(j)	-		~~-~~
Total Liabilities subject to compromise	1,207,005,235	(1,207,005,235)		-		~~-~~

Total liabilities	1,260,929,285	(1,016,082,641)		6,562,498		251,409,142
Commitment and contingencies
Stockholders' equity:
Predecessor Preferred stock	-	-		-		-
Predecessor Common stock	185,537	(185,537)		-		-
Predecessor Additional paid-in capital	767,878,482	(767,878,482)		-		-
Successor Common stock	-	375,045		-		375,045
Successor Additional paid-in capital	-	673,142,844		-		673,142,844
Retained (deficit) earnings	(365,176,049)	1,118,947,940		(753,771,891)		-
Accumulated other comprehensive loss	(231,995)	-		231,995		-
Total stockholders' equity	402,655,975	1,024,401,810		(753,539,896)		673,517,889
Total liabilities and stockholders' equity	$1,663,585,260	$8,319,169		$(746,977,398)		$924,927,031

(1) Reorganization adjustments: This column represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of Liabilities subject to comprise and related payments, the issuance of new shares of common and new warrants, repayment of DIP facility and cancellation of Predecessor’s common stock.

*Cash proceeds at emergence ( net of cash payments)

Cash at hand before emergence	$28,144,072
Amount borrowed under the exit financing facility	225,000,000	(a)
Less discount on exit financing	(5,500,000)	(a)
Repayment of DIP facility	(25,000,000)	(b)
Repayment of old debt	(182,603,425)	(c)
Repayment of the accrued interest on DIP facility	(106,597)	(d)
Payment of deferred financing costs on exit financing	(275,000)	(e)
Payment of administrative fees, insurance expenses	(139,537)	(f)
Payment of legal fees relating to restructuring	(3,470,809)	(g)
Beginning cash balance for the successor	$36,048,704

This entry records our exit financing facility of $225 million less the debt discount of $5.5 million which is presented net with the debt balance.

*The below entry records retirement of Liabilities Subject to Compromise, and fresh start accounting adjustments

Settlement of old term loan	$1,129,478,741	(h)
Settlement of PIK loan	62,423,569	(i)
Settlement of accrued interest on the debt	15,102,925	(j)
Cash settlement of old debt	(182,603,425)	(c)
Issuance of New Eagle Common Stock	(654,306,488)
Issuance of new warrants	(19,211,401)
Gain on settlement on Liabilities Subject to Compromise	$350,883,921

This entry records a gain of $350.9 million on extinguishment of the obligations pursuant to implementation of the Plan. On the Effective Date, and in accordance with the Plan, the Company issued 3,045,327 of New Eagle Equity Warrants. Each New Eagle Equity Warrant has a 7-year term and an exercise price of $27.82 per share. The fair value of the New Eagle Equity Warrant was estimated on the Effective date using the Black-Scholes pricing model. The weighted average assumptions used included a risk free interest rate of 1.79%, an expected stock price volatility factor of 50% and a dividend rate of 0%. The aggregate fair value of the New Eagle Warrants was $19.2 million on the Effective date.

 *Fresh Start Adjustments

Write down Predecessor Directors’ and Officers’ insurance	$(3,050,161)	(k)
Write down of deferred drydocking costs	(5,108,002)	(l)
Write down of leasehold improvements	(211,688)	(m)
Write down of vessel costs and accumulated depreciation	(738,607,547)	(n)
Record fair value of below market time charter contract	(6,562,498)	(o)
Total loss recorded as a result of Fresh Start Accounting	$(753,539,896)

This entry records the adjustment for fresh start accounting to report assets and liabilities at their estimated fair value including the write down of vessel, Directors’ and Officers’ insurance, Deferred drydocking costs and leasehold improvements to its fair value at the effective date. We also recorded a loss of $6.6 million to reflect the fair value of charter contract below market value at the effective date.

*Total Gain recorded in Statement of Operations due to Restructuring and fresh start accounting adjustments

Gain on settlement on Liabilities Subject to Compromise	$350,883,921
Total loss recorded as a result of Fresh Start Accounting	(753,539,896)
Net impact on Retained earnings	$(402,655,975)

The total impact on Retained earnings reflects the cumulative impact of fresh start adjustments as discussed above. The net gain on fresh start adjustment has been included in Reorganization items, net in the Statement of Operations.

Note 2.  Significant Accounting Policies:

(a)

Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions were eliminated upon consolidation.

(b)

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel valuations, residual value of vessels, useful life of vessels and the fair value of derivative instruments. Actual results could differ from those estimates.

(c)

Other Comprehensive Income: The Company records the fair value of interest rate swaps and foreign currency swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Comprehensive Income is composed of net income and gains or losses relating to the swaps, unrealized gains or losses associated with the Company’s available for sale investment.

(d)

Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes, an amount of $66,243 which is collateralizing a letter of credit as of December 31, 2014.

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

For the Company’s vessels operating in a Pool, revenues and voyage expenses are pooled and allocated to each pool’s participant under a time charter agreement basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross shipping revenues net of voyage expenses is based on points allocated to participants’ vessels based on cargo carrying capacity and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates and collection of related receivables and the payment of voyage expenses, which include the cost of bunkers and port expenses, are the responsibility of the pool. The operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. The pool may enter into contracts that earn either voyage charter revenue or time charter revenue. Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market. The Company recognizes revenue from this pool arrangement based on its portion of the net distributions reported by the pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees. The pool follows the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

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

(t)

Protection and Indemnity Insurance: The Vessel's Protection and Indemnity Insurance is subject to additional premiums referred to as "back calls" or "supplemental calls" which are accounted for on an accrual basis and are recorded in Vessel Expenses.

(v)

Earnings Per Share: Earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options, warrants and restricted stock unless their impact is antidilutive.

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

Note 3. Accounts Receivable, Net

Accounts receivable consist of the following:

	Successor	Predecessor
	December 31, 2014	October 15,2014	December 31, 2013

Accounts receivable	$14,731,301	$16,024,835	$11,197,101
Less: Allowance for accounts receivable	-	(2,298,509)	-

Accounts receivable, net	$14,731,301	$13,723,326	$11,197,101

Note 4.  Vessels

The Company’s operating fleet consisted of 45 drybulk vessels. At October 15, 2014, the Company’s vessels were adjusted to a fair value aggregating $842,625,000. The fair values were based primarily on valuations obtained from third-party specialists principally utilizing the market value approach. Fresh-start reporting adjustments included the elimination of the Predecessor’s aggregate accumulation of depreciation as of October 15, 2014.

Vessel and vessel improvements consist of the following:

	Successor	Predecessor
	October 16, 2014	January 1, 2014	January 1, 2013
	To	To	To
	December 31, 2014	October 15, 2014	December 31, 2013

Beginning Vessels and Improvements	$842,625,000	$1,639,555,368	$1,714,307,653

Improvements	194,514	291,244	92,100
Depreciation Expense	(8,766,830)	(58,614,065)	(74,844,385)

Ending Vessels and Improvements	$834,052,684	$1,581,232,547	$1,639,555,368

Note 5. Investment

Korea Line Corporation

The KLC investment is designated as Available For Sale (“AFS”) and is reported at its fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”). The fair value of KLC shares are determined from the market price as quoted on the Korean Stock Exchange and by converting the South-Korean Won (”KRW”) extended value into USD with the exchange rate applicable on date of conversion. The Company reviews the investment in KLC for impairment on a quarterly basis.

As of March 31, 2013, September 30, 2013, December 31, 2013 and December 31, 2014, the change in the fair value of our KLC investment was considered as other-than-temporary, and therefore the Company recorded non-cash impairment losses of $3.0 million, $7.3 million, $8.2 million and $1.0 million, respectively, in other expenses in the first, third and fourth quarters of 2013 and fourth quarter of 2014, respectively.

During the twelve-month period, the KLC shares were volatile and at times valued above and below the Company's book value. Therefore, the Company concluded that as of March 31, 2014, June 30, 2014, September 30, 2014, and October 15, 2014, the change in the fair value of the KLC investment is “temporary,” and the Company recorded an unrealized loss of $2.1 million as of March 31, 2014, an unrealized gain of $1.4 million as of June 30, 2014, an unrealized gain of $0.3 million as of September 30, 2014 and an unrealized gain of $0.2 million as of October 15, 2014 in shareholders’ equity as a component of Accumulated Other Comprehensive Income. As part of fresh-start reporting, the Company revised its cost basis for its investments in KLC based on it fair value on the Effective Date.

Subsequent to October 15, 2014, the change in the fair value of our KLC investment was considered as other-than-temporary, and therefore the Company recorded non-cash impairment losses of $1.0 million for the period of October 15, 2014 to December 31, 2014 for the Successor.

The following table represents KLC capital stock which is recorded at fair value:

	No. of KLC Shares	Cost Basis-Adjusted	Fair Value	Unrealized Gain/(Loss) reported in OCI	Other-than Temporary Loss reported in Earnings-YTD	Gain/(Loss) On Sale of KLC Stock-YTD
Balance at December 31, 2012 (Predecessor)	38,674	$963,119	$197,509	$(765,609)

KLC Stock issued	585,983	33,959,454	33,959,454

KLC Stock sold	(58,128)	(2,690,768)	(2,690,768)

Other-than-Temporary Loss Adjustments		(18,414,366)	(17,648,756)	765,609	(18,414,366)	(417,966)

Balance at December 31, 2013 (Predecessor)	566,529	13,817,439	13,817,439		(18,414,366)	(417,966)

Fair Value-Adjustments, net			(442,288)	(442,288)

Balance at September 30, 2014	566,529	13,817,439	13,375,151	(442,288)

Fair Value-Adjustments, net			210,293	210,293

Reorganization Adjustment		(231,995)		231,995

Balance at October 15, 2014 (Predecessor)	566,529	13,585,444	13,585,444

KLC Stock sold	(179,076)	(4,294,267)	(4,294,267)

Other-than-Temporary Loss Adjustments		(990,437)	(990,437)		(990,437)	-

Balance at December 31, 2014 (Successor)	387,453	$8,300,740	$8,300,740		$(990,437)

Note 6.  Deferred Drydock Costs

Drydocking activity for the three years ended December 31, 2014 is summarized as follows:

	Successor	Predecessor
	October 16, To December 31, 2014	January 1, To October 15, 2014	2013	2012
Beginning Balance	$-	$3,826,685	$2,132,379	$3,303,363
Payment for drydocking	1,960,792	3,802,796	3,637,842	1,094,325
Drydock amortization	-	(2,521,479)	(1,943,536)	(2,265,309)
Write-off	-	(5,108,002)	-	-
Ending Balance	$1,960,792	$-	$3,826,685	$2,132,379

Fresh-start reporting adjustments included the elimination of the Predecessor’s unamortized drydocking costs as of October 15, 2014.

Note 7.  Other Accrued Liabilities

Other accrued liabilities consist of:	Successor	Predecessor
	December 31, 2014	December 31, 2013
Vessel	$6,767,402	$3,745,026
Other Expenses	2,374,827	2,466,198
Balance	$9,142,229	$6,211,224

Note 8. Debt

Long term debt consists of the following:

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Term Loans	$-	$1,129,478,741
Payment-in-kind loans	-	44,565,437
Exit Facility	225,000,000	-
Discount on Facility	(5,268,072)	-
Less: Current Portion	(15,625,000)	(1,174,044,178)

Long-term Debt	$204,106,928	$-

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

The Credit Agreement also provided for a new Liquidity Facility in the aggregate amount of $20,000,000, which permits the purchase or sale of vessels within certain parameters, permits the management of third party vessels and provides that all capitalized interest will be evidenced in the form of PIK loans, which will mature on the Termination Date. On the Termination Date, the Company may elect to either (i) repay the PIK loans in cash; or (ii) convert the PIK loans into shares of cumulative convertible preferred stock, par value of $10.00 per share.

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

The Company’s obligations under the Credit Agreement were secured by a first priority mortgage on each of the vessels in its fleet, and by a first assignment of all freights, earnings, insurances and requisition compensation relating to its vessels. The Credit Agreement also limited the Company’s ability to create liens on its assets in favor of other parties.

Interest expense ceased being accrued as of August 6, 2014 except for the Debtor-In-Possession interest.

For 2014, interest rates on our outstanding debt ranged from 3.63% to 7.40%, including a margin over LIBOR applicable under the terms of the amended credit facility for the Predecessor. The weighted average effective interest rate was 2.93% for the Predecessor. For 2014, interest rates on our outstanding debt ranged from 4.028% to 4.037%, including a margin over LIBOR applicable under the terms of the amended credit facility for the Successor. The weighted average effective interest rate was 4.13% for the Successor.

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

For 2014, Commitment fees of 0.70% incurred on the undrawn portion of the facility for the Predecessor. For 2014, Commitment fees of 0.40% incurred on the undrawn portion of the facility for the Successor.

Interest Expense, consisted of:

	Successor	Predecessor
	October 16, To December 31, 2014	January 1, To October 15, 2014	2013	2012
Exit Financing Facility Interest	$2,103,151	$-	$-	$-
Amortization of Facility Deferred Financing Costs	24,247	-	-	-
Amortization of Discount on Facility	231,928	-	-	-
Term loan Interest	-	43,314,831	74,874,702	60,100,569
Amortization of Term Loan Deferred Financing Costs	-	16,278,544	8,032,925	6,542,727
Debtor-In-Possession Interest	-	394,096	-	-
Amortization of DIP Deferred Financing Costs	-	750,000	-	-

Total Interest Expense	$2,359,326	$60,737,471	$82,907,627	$66,643,296

Interest paid, exclusive of the PIK loans, amounted to $10,886,687 from January 1 to October 15 and $1,586,303 from October 16 to December 31, 2014, $47,973,599 in 2013 and $45,098,012 in 2012.

The Bankruptcy Code generally provides guidance that specifically limits post-petition interest accruals on secured debt and allows accrual only when the collateral securing the claims exceeds the principal amount of the debt and any accrued interest. As these criteria were not met, the Company ceased to accrue interest on the Term and PIK Loans as of August 6, 2014, with the exception of the interest on Debtor-In-Possession loan facility. As a result, during the bankruptcy proceedings, interest in the amount of $14,844,413 was not accrued for the period from August 6, 2014 through October 15, 2014. The Company did not make the scheduled June 30, 2014 interest payment or any other payment subsequent to this date. The Consenting Lenders agreed, pursuant to Amendment No. 6, to forbear from exercising any rights or remedies with respect to this otherwise due interest payment until the termination of the forbearance period afforded by the Waiver. Interest continued to accrue on the unpaid interest payment during the period of forbearance at the penalty rate specified in the Credit Agreement. The commencement of the Prepackaged Case constituted an event of default that accelerated the Company’s obligations under the Credit Agreement, subject to an automatic stay of any action to collect, assert or recover a claim against the Company and the application of the applicable provisions of the Bankruptcy Code, see Note 1 above.

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

Senior Secured Debtor-in-Possession Term Loan Agreement

On August 8, 2014, the Court entered an interim order (the “Interim Order”) authorizing the Company’s entry into the DIP Loan Facility. Following the entry of the Interim Order, on August 8, 2014, the Company entered into (the “DIP Loan Facility”) among the Company, the subsidiary guarantors from time to time party thereto (the “Guarantors”), the lenders party thereto (the “DIP Lenders”), Wilmington Trust (London) Limited, as DIP Agent and Security Trustee (the “DIP Security Trustee”) and Goldman Sachs Lending Partners LLC, as Sole Bookrunner and Sole Lead Arranger.

The DIP Loan Facility had a nine-month term, subject to a three month extension at the option of the Company (the “Extension Option”) provided no default or Event of Default had occurred thereunder and upon payment by the Company of an extension fee to the DIP Lenders equal to 0.75% of each DIP Lender’s commitment thereunder, unless prior to the end of such nine month period, the Plan was confirmed pursuant to an order entered by the Court, in which case, the DIP Loan Facility would terminate on the date of such confirmation. The amount committed and made available under the DIP Loan Facility was $50 million, of which $25 million was available following the entry of the Interim Order. On September 19, 2014, the Court entered an order approving the DIP Loan Facility on a final basis.

The DIP Loan Facility bore interest at a rate of LIBOR plus an applicable margin of (i) 5.00% or (ii) upon the exercise of the Extension Option, 7.00%. The DIP Loan Facility had a minimum liquidity covenant of $22.5 million and a maximum capital expenditures covenant, each tested as of the end of each fiscal monthly period, and a budget compliance covenant tested on a rolling four-week look-back basis, commencing with the four-week period ending August 29, 2014 and on each four week anniversary of such date.

The DIP Loan Facility was secured by first-priority liens on all assets of the Company and the Guarantors for the benefit of the secured parties thereunder (the “DIP Loan Secured Parties”), except for such assets as otherwise provided for in the Court order related to the DIP Loan Facility, and subject to certain exceptions and permitted liens.

Discharge

On the Effective Date, and in accordance with the Plan, the Credit Agreement was terminated and all liens and mortgages related thereto were released as part of the Plan, and the DIP Loan Facility was repaid in full and all liens and mortgages related thereto were released.

Exit Financing Facility

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million undrawn revolving credit facility, and matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus margin ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the margin.

The Company’s obligations under the Exit Financing Facility are secured by a first priority mortgage on each of the vessels in its fleet and such other vessels that it may from time to time include with the approval of the Exit Lenders, a first assignment of its earnings account, its liquidity account and its vessel-owning subsidiaries’ earnings accounts, a first assignment of all charters (having a term which may exceed 18 months), freights, earnings, insurances, requisition compensation and management agreements with respect to the vessels and a first priority pledge of the membership interests of each of its vessel-owning subsidiaries. The Company may grant additional security to the Exit Lenders from time to time in the future.

The Exit Financing Facility contains financial covenants requiring the Company, among other things, to ensure that: the aggregate market value of the vessels in the Company’s fleet at all times does not fall below between 150% and 165% of the aggregate principal amount of debt outstanding under the Exit Financing Facility; the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis divided by the sum of (i) the total shareholders’ equity for the Company and all of its subsidiaries (minus goodwill and other non-tangible items) and (ii) the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis, shall not be more than 0.65; the aggregate of the Company’s and its subsidiaries’ EBITDA will not be less than 2.5x of the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant particular period; and the Company maintains a minimum liquidity of not less than the greater of (i) $20,000,000 and (ii) $500,000 per vessel in the Company’s fleet. In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; enter into a new line of business. The Company is obligated to repay the Exit Financing Facility in 20 equal consecutive quarterly repayment installments each in an amount of U.S. $3,906,250. The first installment of the Exit Financing Facility is be repaid on the date falling three months after the First Drawdown Date and the last such installment on the Maturity Date

The Exit Financing Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the Exit Lenders’ judgment, there is significant risk that the Company is or would become insolvent. The Company is not permitted to pay dividends if there is a default or a breach of a loan covenant under the Exit Financing Facility or if the payment of the dividends would result in a default or breach of a loan covenant. Indebtedness under the Exit Financing Facility may also be accelerated if the Company experiences a change of control.

Note 9.  Derivative Instruments and Fair Value Measurements

Historically, the Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company pays fixed rate interest and receives floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. As of December 31, 2014 and December 31, 2013, the Company did not have any open positions and no fair value for interest rate swaps is reflected in the accompanying balance sheets.

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”), bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and/or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of December 31, 2014 and December 31, 2013, the Company did not have any open positions and no fair value for derivative instruments is reflected in the accompanying balance sheets.

Tabular disclosure of derivatives location

No portion of the cash flow hedges shown below was ineffective during the period ended December 31, 2014.

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted are defined in the terms of respective master agreement executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded.  As of December 31, 2014, the Company had no outstanding amounts paid as collateral related to derivative fair value positions.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31:

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$8,300,740	—	—	$13,817,439	—	—

Note 10.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for some of its vessels with independent technical managers. For the Predecessor, the Company paid average monthly technical management fees of $13,994 per vessel for the period from January 1 to October 15 in 2014, $11,901 for year ended December 31, 2013 and $10,194 for year ended December 31, 2012. For the Successor, the Company paid average monthly technical management fees of $11,041 per vessel for the period from October 16 to December 31 in 2014.

Operating Lease

In December 2005, the Company entered into a lease for office space. The lease is secured by a letter of credit backed by cash collateral of $66,243 which amount is recorded as restricted cash in the accompanying balance sheets. The lease expires in 2018. In September 2014, the Company entered into a lease office agreement in Singapore, the lease expires in October 2016. During the period from January 1 to October 15, 2014 and during the years ended December 31, 2013 and 2012, the Predecessor recorded rent expense of $1,061,608, $1,319,380 and $1,339,389, respectively. Rent expense recorded by the Successor for the period from October 16 to December 31, 2014 was $272,365.

The future minimum commitments under the leases for office space as of December 31, 2014 are as follows:

2015	$1,274,451
2016	1,247,272
2017	1,111,374
2018	463,072
Thereafter	-
Total	$4,096,169

Legal Proceedings

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

Other

On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for additional one year. The hire rate for the 1 st to 7 th year is $13,500 per day and for the 8 th year option $13,750 per day. The Company has options to purchase the vessel starting at the end of the 5 th year. On the Effective Date, the present value of the below market charter was estimated by the Company at $6,562,498 and was recorded as a liability in the consolidated balance sheets.

Note 11. Reorganization Items, Net

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Prepackaged Case and are comprised of the following:

	Successor	Predecessor
	October 16, To December 31, 2014	January 1, To October 15, 2014
Professional Fees Incurred	$45,542	$25,311,230
Reorganization items and fresh-start reporting adjustments, net	-	402,423,980
Total Reorganization Items	$45,542	$427,735,210

Professional fees included in the above summary subsequent to the Effective Date pertain to the post-emergence activities related to the implementation of the Plan and other transition costs attributable to the reorganization. As of December 31, 2014 the total professional fees incurred were $25,356,772 of which $15,500,206 was paid.

Note 12. Related Party Transactions

On August 4, 2009, the Company entered into a management agreement (the "Management Agreement") with Delphin Shipping LLC ("Delphin"), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, KEP VI, LLC and the Company's former Chief Executive Officer, Sophocles Zoullas. Delphin was formed for the purpose of acquiring and operating dry bulk and other vessels. Under the terms of the Management Agreement, the Company provides commercial and technical supervisory vessel management services to dry bulk vessels acquired by Delphin for a fixed monthly management fee based on a sliding scale. Pursuant to the terms of the Management Agreement, the Company has been granted an opportunity to acquire for its own account any dry bulk vessel that Delphin proposes to acquire. The Company has also been granted a right of first refusal on any dry bulk charter opportunity, other than a renewal of an existing charter for a Delphin-owned vessel that the Company reasonably deems suitable for a Company-owned vessel. The Management Agreement also provides the Company a right of first offer on the sale of any dry bulk vessel by Delphin. The term of the Management Agreement is one year and is renewable for successive one year terms at the option of Delphin.

Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. On the Effective Date, the Management Agreement was amended and restated (as so amended and restated, the “Amended Management Agreement”). Under the Amended Management Agreement, the technical management fee shall be $700 per vessel per day. The commercial management fee shall be 1.25% of charter hire; provided, however, that no commercial management fee shall be payable with respect to charter hire that is earned while a vessel is a member of a pool and with respect to which a fee is paid to the pool manager.

For the Predecessor, total management fees for the period from January 1, to October 15, 2014 amounted to $1,722,973 and year ended December 31, 2013, and 2012 amounted to $2,180,088, $2,180,088, respectively. The advanced balance received from Delphin on account for the management of its vessels as of October 15, 2014 amounted to $2,263,594 and for year ended December 31, 2013 and 2012 amounted to $457,440 and $430,961, respectively. The total reimbursable expenses for the period from January 1to October 15, 2014 amounted to $203,097. The balance due from Delphin as of October 15, 2014 amounted to $101,224. The balance due mainly consists of reimbursable expenses.

For the Successor, total management fees for the period from October 16 to December 31, 2014, amounted to $402,661. The advanced balance received from Delphin on account for the management of its vessels as of December 31, 2014 amounted to $1,180,098. The total reimbursable expenses for the period from October 16 to December 31, 2014 amounted to $27,115. The balance due from Delphin as of December 31, 2014 amounted to $16,634. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

The Amended Management Agreement contains an acknowledgement that the Company may have a conflict in pursuing charter opportunities for Delphin’s vessels and provides a means for dealing with such conflict. The initial term of the Amended Management Agreement is one year from the Effective Date. The Amended Management Agreement is thereafter renewable for successive one year terms at the option of Delphin. The Amended Management Agreement also contains certain termination events in favor of Delphin and the Company.

Note 13.  Earnings Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the period ended December 31, 2014 and October 15, 2014 for the Successor Company and Predecessor, respectively. The Predecessor diluted net loss per share for the period ended October 15, 2014 will also reflect the weighted average of the underlying Warrant Shares issuable upon exercise of the 615,997 warrants at the exercise price of $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of December 31, 2014 does not include 900,900 stock awards, 2,477,477 stock options and 3,045,327 warrants as their effect was anti-dilutive. Diluted net loss per share as of October 15, 2014 does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive. Diluted net loss per share as of December 31, 2013 does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive. Diluted net loss per share as of December 31, 2012 does not include 348,289 restricted stock units and 1,908,371 stock options as their effect was anti-dilutive.

	Successor	Predecessor
	October 16, To December 31, 2014	January 1, To October 15, 2014	2013	2012
Net Loss	$(11,548,728)	$(531,803,257)	$(70,521,383)	$(102,800,903)
Weighted Average Shares-Basic	37,504,541	17,857,408	16,983,913	16,328,132
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares Diluted	37,504,541	17,857,408	16,983,913	16,328,132
Basic loss Per Share	$(0.31)	$(29.78)	$(4.15)	$(6.30)
Diluted loss Per Share	$(0.31)	$(29.78)	$(4.15)	$(6.30)

Note 14. Stock Incentive Plans

Eagle Bulk Shipping - Predecessor Company

2011 Equity Incentive Plan. In November 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of affording an incentive to eligible persons. The 2011 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2011 Plan was administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2011 Plan. The shares reserved for issuance under the 2011 Plan was not subject to adjustment in the event of a stock split commenced prior to the Company’s 2011 Annual General Meeting. However, the 2011 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2011 Plan that no options granted under the plan would, in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable.

2009 Equity Incentive Plan. In May 2009, our shareholders approved the 2009 Equity Incentive Plan (the “2009 Plan”) for the purpose of affording an incentive to eligible persons. The 2009 Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company’s common shares to eligible non-employee directors, officers, employees or consultants. The 2009 Plan was administered by a compensation committee or such other committee of the Company’s board of directors. A maximum of 1.05 million of the Company’s common shares have been authorized for issuance under the 2009 Plan, which have been adjusted in accordance with the one-for-four reverse stock split effective on May 22, 2012.

The Company permits the employees to use vested shares to satisfy the grantee’s U.S. federal income tax liability resulting from issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amounts related to shares used for such tax withholding obligations were $352,306 and $239,315 for the years ended December 31, 2013 and 2012, respectively, and none for the period ended October 15, 2014.

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

On June 26, 2012, upon the Company’s refinancing of its credit facility, the Company granted options, under the 2012 Plan, to certain members of the Company’s senior management to purchase an aggregate of 1,580,000 of the Company's common shares. The options have an exercise price of $3.34 per share, vest in four equal annual installments beginning on the grant date, and expire between five to ten years from the date of grant. The Company has recorded non-cash compensation charges of $988,502 and $1,429,296 relating to the fair value of these stock options in 2013 and 2012, respectively and $555,344 for the period ended October 15, 2014.

In December 2011 the Company granted 415,750 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $1,646,370. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2013 and 2012, was $538,898 and $406,528, respectively and $517,039 for the period ended October 15, 2014.

As part of the reorganization Plan, on the effective date all outstanding and unvested RSUs and options have been canceled.

Eagle Bulk Shipping - Successor Company

2014 Management Incentive Plan

On the Effective Date, in accordance with the Plan, the Company adopted the post-emergence Management Incentive Program, which provides for the distribution of New Eagle MIP Primary Equity in the form of shares of New Eagle Common Stock, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The New Eagle MIP Primary Equity is subject to vesting, but the holder thereof is entitled to receive all dividends paid with respect to such shares as if such New Eagle MIP Primary Equity had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the Management Incentive Program determines otherwise). The New Eagle MIP Options will contain adjustment provisions to reflect any transaction involving shares of New Eagle Common Stock, including as a result of any dividend, recapitalization, or stock split, so as to prevent any diminution or enlargement of the holder’s rights under the award.

On the Effective Date, the Company granted to its former Chief Executive Officer, 540,540 shares of New Eagle MIP Primary Equity and New Eagle MIP Options exercisable for 675,676 shares at an exercise price of $18 and 810,811 shares at an exercise price of $25.25. The fair value of the New Eagle MIP Primary Equity equivalent to the enterprise value at the grant date was $8.9 million. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2014, was $970,552. The fair value of each New Eagle MIP Option was $5.80 for the $18 options and $4.12 for the $25.25 options. For the purposes of determining the non-cash compensation cost for the Company's stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the New Eagle MIP Options was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 1.29%, an expected stock price volatility factor of 43% and a dividend rate of 0%. The aggregate fair value of these awards on the date of grant was $7.26 million. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2014, was $790,890.

On March 9, 2015, the Company’s former Chief Executive Officer resigned from the Company. In connection with the resignation, the Company entered into a Separation Agreement and General Release with its former Chief Executive Officer. The agreement provide, among other things, a vesting of 270,270 of New Eagle MIP Primary Equity of the Company previously granted to its former Chief Executive Officer. All other equity awards previously granted by the Company to its former Chief Executive Officer were forfeited without consideration pursuant to the Separation Agreement.

On December 2nd, 2014, the Company granted 360,360 shares of New Eagle MIP Primary Equity to members of its management and certain employees and New Eagle MIP Options exercisable for 450,450 shares at an exercise price of $18 and 540,540 shares at an exercise price of $25.25. The fair value of the New Eagle MIP Primary Equity equivalent to the market value at the date of grant was $4.97 million. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2014, was $210,843. The fair value of each New Eagle MIP Option was $4.26 for the $18 options and $2.95 for the $25.25 options. For the purposes of determining the non-cash compensation cost for the Company's stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the New Eagle MIP Options was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 1.51%, an expected stock price volatility factor of 44% and a dividend rate of 0%. The aggregate fair value of these awards on the date of grant was $3.51 million. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2014, was $149,220.

Note 15.  Non-cash Compensation

Non-cash compensation charges relate to the stock options and restricted stock units granted to certain members of management and certain employees for the Predecessor under the 2009 and 2011 Stock Incentive Plan and for the Successor under 2014 Management Incentive Plan, (see Note 14).

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Successor	Predecessor
	October 16, To December 31, 2014	January 1, To October 15, 2014	2013	2012
Stock Options Plans	$940,110	$555,344	$988,502	$1,429,296
Restricted Stock Grants		517,039	3,876,032	7,944,482
Stock award	1,181,395

Total non-cash compensation expense	$2,121,505	$1,072,383	$4,864,534	$9,373,778

Note 16. Employee Benefit Plan

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

The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contribution based on the Company’s annual operating performance.  For the years ended December 31, 2014, 2013 and 2012, the Company did not make a profit sharing contribution.

Note 17. Subsequent Event

Effective March 6, 2015, Stanley H. Ryan has been appointed to serve as Chief Executive Officer of the Company. Mr. Ryan has been a member of the Board since completion of the Company's restructuring in October 2014 and will continue to serve on the Board.

Effective March 9, 2015, Sophocles N. Zoullas, former Chief Executive Officer of the Company, resigned from all positions that he holds or has ever held with the Company, including, without limitation, as a member of the Board. In connection with Mr. Zoullas's resignation, on March 9, 2015, the Company and Mr. Zoullas entered into a Separation Agreement and General Release.

Note 18.  2014 and 2013 Quarterly Results of Operations (Unaudited)

We have presented the unaudited quarterly results of operations separately for the Successor Company and the Predecessor Company.

Consolidated Statement of Operations

(Unaudited)

2014

	Predecessor				Successor
	Three Months ended March 31	Three Months ended June 30,	Three Months ended September 30	Period from October 1 to October 15	Period from October 16 to December 31

Revenues, net of commissions	$45,795,391	$42,380,059	$29,846,038	$5,128,726	$31,089,603
Total Operating Expenses	48,615,542	50,489,321	56,081,682	11,302,597	39,351,274
Operating Loss	(2,820,151)	(8,109,262)	(26,235,644)	(6,173,871)	(8,261,671)
Net Loss	(22,589,886)	(44,660,059)	(45,857,654)	(418,695,658)	(11,548,728)

Basic Loss Per Share	$(1.32)	$(2.61)	$(2.39)	$(21.84)	$(0.31)
Diluted Loss Per Share	$(1.32)	$(2.61)	$(2.39)	$(21.84)	$(0.31)

2013

	Predecessor
	Three Months ended March 31	Three Months ended June 30,	Three Months ended September 30	Three Months ended December 31

Revenues, net of commissions	$72,222,353	$44,240,145	$38,978,418	$46,998,612
Total Operating Expenses	47,420,291	26,581,036	48,235,359	49,059,538
Operating Income/(Loss)	24,802,062	17,659,109	(9,256,941)	(2,060,926)
Net Income/(Loss)	1,374,270	(3,039,067)	(37,630,051)	(31,226,535)

Basic Net Income/(Loss) Per Share	$0.08	$(0.18)	$(2.22)	$(1.84)
Diluted Net Income/( Loss) Per Share	$0.08	$(0.18)	$(2.22)	$(1.84)