Form 10-K/A
period 2014-12-31
Eagle Bulk Shipping Inc.
filed 2015-04-30
CIK 1322439

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes☐       No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes☐       No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-Accelerated filer☐	Smaller reporting company☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

As of April 30, 2015, 37,999,712 shares of the registrant's common stock were outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Eagle Bulk Shipping Inc. (the "Company", "we", "our" or "us") for the year ended December 31, 2014 that was originally filed with the SEC on April 2, 2015 (the "Original Filing") and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

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

Randee E. Day, age 66, has served as a Director of the Company since the Company’s restructuring in October 2014 and is the Chair of the Company's Nominating and Governance Committee. Ms. Day briefly served as interim President of the Company from February 25, 2014 through March 6, 2015. Ms. Day is President and CEO of Day & Partners, LLC. Ms. Day has an extensive background as an owner/operator of public companies, a senior lending officer, and as an advisor on M&A and restructuring transactions. Prior to founding Day & Partners, LLC in 2011, Ms. Day served as interim CEO of DHT Maritime, Inc., a NYSE-listed owner/operator of 12 crude oil tankers. Previously, Ms. Day was Managing Director at the Seabury Group, a transportation advisory firm. She was the Division Head of JP Morgan’s shipping group in New York and served as the senior lending officer for the bank’s shipping clients in Asia, Europe, and the Americas. She served as a director for TBS International Ltd. from 2001 to 2012, for Ocean Rig ASA, Oslo, Norway, from 2008 to 2009, and for DHT Maritime, Inc. from 2005 to 2013. In 2014, Ms. Day was appointed as an independent director alongside appointees from Angelo, Gordon & Co. and Oaktree Capital Management to the board of Excel Maritime Carriers Ltd. Ms. Day holds a B.A. degree from the School of International Relations at the University of Southern California. The Board of Directors selected Ms. Day as a Director because it believes that Ms. Day brings valuable management, financial and corporate governance experience to the Board of Directors. Ms. Day has spent over 30 years in the shipping sector, including the capacities of acting CEO, independent director and audit committee chair for other publicly-traded companies in the shipping sector. Ms. Day’s expertise on financial issues and trends facing the maritime industry enables her to provide insight, guidance and strategic direction to the Board of Directors.

Justin A. Knowles, age 46, has served as a Director of the Company since the Company’s emergence from bankruptcy on October 15, 2014 and is the Chair of our Audit Committee. Mr. Knowles graduated from the University of Edinburgh in 1990 with a MA Hons degree in Accounting and Economics before joining Ernst & Young where he trained and qualified as a Chartered Accountant. In 1994 he left Ernst & Young to join Bank of Scotland, initially working in various Head Office roles, before joining the Bank’s Shipping Finance team in 1999. Mr. Knowles spent 13 years working in senior roles within the shipping team, in both loan origination and debt restructure/work-out units, working with a wide variety of public and private shipping companies. In 2012, Mr. Knowles left banking to establish Dean Marine Advisers Ltd, a UK-based shipping finance consultancy that works with banks, financial institutions and ship owners providing strategic advice on shipping projects and investments. The Board of Directors selected Mr. Knowles to serve as a Director because it believes he has valuable business and management experience and important perspectives on issues facing our Company. Mr. Knowles’s experience enables him to provide insight, guidance and strategic direction to the Board of Directors. Mr. Knowles has a strong financial background, including an understanding of financial statements, corporate finance, accounting and capital markets.

Paul M. Leand Jr., age 48, has served as a Director of the Company since the Company’s restructuring in October 2014 and is the Chairman of the Board of Directors. Mr. Leand joined AMA Capital Partners in 1998 from First National Bank of Maryland. He was appointed CEO in 2004. He has led the development of AMA's restructuring practice, helping AMA earn its position as the pre-eminent maritime restructuring advisor for both creditors and companies alike. Mr. Leand has been involved in the restructuring of numerous high yield issues including Golden Ocean Group Ltd., Atlantic Container Line (ACL), Global Ocean, Pegasus Maritime, Inc. and Enterprises Shipping and Trading S.A., and Horizon Lines, Inc. On the offshore side, Mr. Leand has led AMA's efforts in the restructurings of, amongst others, PetroMENA ASA, Sevan Marine ASA, Remedial Offshore Limited. and Equinox Offshore Accommodation Ltd. Paul has also been involved in numerous M&A roles, including with Golden Ocean Group Ltd., Ship Finance International Limited (SFL) and TECO Transport Corp. and also spearheaded the firm's private equity investments in Chembulk Tankers and PLM Financial Services Inc. and Lloyds Fonds AG. Mr. Leand serves as a Director of Golar LNG Partners LP (Nasdaq), Lloyd Fonds AG (Frankfurt Stock Exchange), North Atlantic Drilling Ltd. (Oslo Stock Exchange), SeaDrill Ltd. (NYSE) and Ship Finance International Ltd. (NYSE).  Mr. Leand holds a BS/BA from Boston University's School of Management. The Board of Directors selected Mr. Leand to serve as a director because it believes he has valuable management, finance, and strategic decision-making experience. Mr. Leand has significant restructuring expertise, particularly within the shipping industry. Mr. Leand is familiar with a range of corporate and board functions based on significant prior board experience.

Stanley H. Ryan, age 53, has served as a Director of the Company since the Company’s restructuring in October 2014. Mr. Ryan has served as Chief Executive Officer of the Company since March 6, 2015. Mr. Ryan's appointment of Chief Executive Officer of the Company is on an interim basis. Mr. Ryan was most recently a Corporate Platform Leader at Cargill Inc. based out of Shanghai, China from January 2011 through June 2014.  Mr. Ryan was a global co-leader of Cargill’s Agricultural Supply Chain businesses (soft commodities) and also served as a member of the company’s global Corporate Center. Mr. Ryan joined Cargill in 1989 at Cargill’s global headquarters in Minneapolis, Minnesota as an analyst in the Strategy and Business Development department and was later promoted to General Manager of Cargill’s oilseed operations in Sydney, Ohio.  In September 1995, Mr. Ryan was appointed the General Manager of the company’s Venezuela Refined Oils business, stationed in Caracas, Venezuela. He subsequently became the General Manager of Cargill’s Brazil Refined Oils business unit in January 1998 and resided in Sao Paulo, Brazil. Mr. Ryan then served as President of Cargill’s North American Dressings, Sauces and Oils business in Minneapolis, Minnesota starting in January 1999 through May 2006. From June 2006 to February 2010, Mr. Ryan was the Managing Director of Cargill Refined Oils Europe, based out of Schiedam, The Netherlands.  For the balance of 2010, Mr. Ryan lived in Sydney, Australia serving as the Managing Director of Cargill Food Ingredients Australia/New Zealand. Mr. Ryan earned two master's degrees, an MA in international relations and a MBA from the University of Chicago in 1989.  He received his bachelor's degree in economics from the University of Notre Dame in 1984. The Board of Directors selected Mr. Ryan to serve as a director because it believes Mr. Ryan has valuable leadership capabilities that will strengthen Eagle and are appropriate to our current environment.  Mr. Ryan provides extensive hands-on leadership experience across a range of asset and operationally intensive multinational businesses, particularly ones concentrated in the international commodities trade, cyclical industries, and spanning both developed and emerging markets.

    Bart Veldhuizen, age 48, has served as a Director of the Company since the Company’s restructuring in October 2014 and is the Chair of the Company’s Compensation Committee. Mr. Veldhuizen has been working in the shipping industry since 1994 on both the banking and non-banking side. Mr. Veldhuizen joined to the managing board of DVB Bank on April 2015. Mr. Veldhuizen is a founding director of Swaen Marine Ltd., an advisory company in London focusing on the maritime industry. From August 2007 until October 2011, he had been the Managing Director & Head of Shipping of Lloyds Banking. In this capacity, Mr. Veldhuizen managed the combined Lloyds Bank and Bank of Scotland’s shipping loan and lease portfolio. He started his career with Van Ommeren Shipping, a Dutch public shipping and storage company after which he joined DVB Bank as a shipping banker working in both Rotterdam and Piraeus. In 2000, he joined Smit International, a publicly listed Maritime service provider active in salvage, marine contracting and harbour towage. After working for Smit in both Greece and Singapore, Mr. Veldhuizen returned to The Netherlands in August 2003 to work with NIBC Bank, a Dutch-based merchant bank. Mr. Veldhuizen holds a degree in Business Economics from the Erasmus University in Rotterdam, The Netherlands. Mr. Veldhuizen served as a director of Seadrill Partners LLC and Golar LNG Partners LP as well as a board member of A.R. Investments PTE Ltd, a joint venture between Apollo and the Rickmers Group until April 2015. The Board of Directors selected Mr. Veldhuizen to serve as a director because it believes that Mr. Veldhuizen brings valuable banking and financial expertise. Mr. Veldhuizen brings over 20 years of experience in international banking specialized in shipping to the Board of Directors.

     Gary Weston, age 58, has served as a Director of the Company since the Company’s restructuring in October 2014. Mr. Weston is the Chairman of C Transport Maritime S.A.M (CTM). From 2004 until 2011, he was CTM’s CEO and at the same time, director of various affiliated companies controlled by the Ceres Group of Companies.  CTM is the commercial and technical ship manager for Carras Ltd., CBC Holdings Ltd. (CBC) and Drylog Ltd. as well as the commercial manager for Freight Trading Ltd. and Tara Ltd. Mr. Weston is also the the acting Chief Executive Officer of CBC.  From 1998 to 2004, Mr. Weston was the executive chairman of H. Clarkson & Co. Ltd. and CEO of Clarksons PLC, the world’s largest shipbroker and the leading provider of integrated shipping services. He started his career at H. Clarkson & Co. Ltd. in 1979 as a trainee shipbroker. In addition to his current role at CTM, Mr. Weston is an advisor to Global Maritime Investments, a privately owned freight trading group typically operating dry bulk vessels; from 2006 to 2011, he was the chairman of their Investor Committee.  Since 2006, he has served as a director of the United Kingdom Freight Demurrage and Defense Association Limited, a leading provider of legal defense services in the shipping industry. From 1992 to 2004, he was a director with the International Transport Intermediaries Club, a professional indemnity insurer of service providers in the transport and offshore industries. Mr. Weston is a member of the Chartered Institute of Logistics and Transport. He received a BSc in Maritime Studies from the University of Wales, in Cardiff. The Board of Directors selected Mr. Weston to serve as a Director because it believes that Mr. Weston brings valuable management and financial experience to the Board of Directors, including extensive experience with commercial and technical ship managers. Mr. Weston has a strong operations background and has experience with vessels acquisition opportunities.

Meetings of the Board of Directors

The Board of Directors held seventeen meetings in 2014. Each Director attended at least 75% of the aggregate meetings of the Board of Directors, and meetings held by all committees on which such Director served, during the period for which such Director served. The Board of Directors met in executive session five times during 2014.

Directors are invited and expected to attend the Company’s Annual Meeting of Shareholders.

Director Independence

The Board of Directors affirmatively determined that the following Directors, including each Director serving on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, satisfy the independence requirements of Rule 4350(c) of NASDAQ’s listing standards: Randee E. Day, Justin A. Knowles, Paul M. Leand Jr., Bart Veldhuizen and Gary Weston. The Board of Directors also determined that all members of the Audit Committee, Compensation Committee and Nominating and Governance Committee are independent under applicable NASDAQ and SEC rules for committee members.

There is no family relationship between any of the Directors or executive officers of the Company.

Director Terms

The Directors serve for a one-year term until the next Annual Meeting of Shareholders.

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee, the respective members and functions of which are described below. Current charters describing the nature and scope of the responsibilities of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are posted on our website at www.eagleships.com under the headings “Investors—Corporate Governance” and are available in print upon request to Eagle Bulk Shipping Inc., 477 Madison Avenue, Suite 1405, New York, New York 10022.

Audit Committee

The Company’s Audit Committee is comprised of Justin A. Knowles (Chairman), Randee E. Day and Bart Veldhuizen, each of whom qualifies as independent under the applicable NASDAQ listing requirements and SEC rules. The Board of Directors has determined that Justin A. Knowles is an audit committee “financial expert” as such term is defined in applicable SEC rules, and that he has the requisite financial management expertise within the meaning of NASDAQ rules and regulations. As directed by its written charter, which was adopted on October 29, 2014, the Audit Committee is responsible for, among other duties, appointing and overseeing the work of, and relationship with, the independent auditors, including reviewing their formal written statement describing the Company’s internal quality-control procedures and any material issues raised by the internal quality-control review or peer review of the Company or any inquiry or investigation by governmental or professional authorities and their formal written statement regarding auditor independence; reading and discussing with management and the independent auditors the annual audited financial statements and quarterly financial statements, and preparing annually a report to be included in the Company’s proxy statement; providing oversight of the Company’s accounting and financial reporting principles, policies, controls, procedures and practices; and discussing with management polices with respect to risk assessment and risk management. In addition, the Board has tasked the Audit Committee with reviewing transactions with related parties that were previously reviewed by the Company’s Conflicts Committee, which was dissolved in connection with the Company’s restructuring in October 2014. The Audit Committee held six meetings during fiscal year 2014.

Compensation Committee

The Company’s Compensation Committee is comprised of Bart Veldhuizen (Chairman), Justin A. Knowles and Paul M. Leand Jr., each of whom qualifies as independent under the applicable NASDAQ listing requirements and SEC rules. As directed by its written charter, which was approved on June 3, 2005, amended in November 2006, and further amended on October 29, 2014, the Compensation Committee, among other duties, makes recommendations to the Board of Directors as to the Company’s general compensation philosophy; reviews and approves those corporate goals and objectives established by the Board of Directors that are relevant to the compensation of the Company’s Chief Executive Officer and evaluates the performance of the Company’s Chief Executive Officer and other executive officers and determines executive officer compensation, including benefits and perquisites; and reviews and approves employment, severance or change in control agreements. In addition, the Compensation Committee evaluates and recommends, for approval by the Board of Directors, the appropriate level of compensation and fees for Board Committee service by non-employee directors. The Compensation Committee held four meetings during fiscal year 2014.

Nominating and Governance Committee

The Company’s Nominating and Governance Committee is comprised of Randee E. Day (Chairman), Paul M. Leand Jr. and Bart Veldhuizen, each of whom qualifies as independent under the applicable NASDAQ listing requirements and SEC rules. As directed by its written charter, which was approved on October 29, 2014, the Nominating and Governance Committee, among other duties, assists the Board of Directors in identifying and evaluating qualified individuals to become members of the Board of Directors, and proposing nominees for election to the Board of Directors and to fill vacancies; considers nominees duly recommended by shareholders for election to the Board of Directors; and evaluates annually the independence of each member of the Board of Directors under applicable NASDAQ listing requirements and SEC rules. The Nominating and Governance Committee held one meeting in fiscal year 2014.

Conflicts Committee

The Company established a Conflicts Committee as of February 4, 2009. The Conflicts Committee was established for the purpose of negotiating a management agreement dated August 4, 2009, and amended and restated on October 15, 2015, between the Company and Delphin Shipping LLC, an entity affiliated with Sophocles Zoullas, who was then serving as the Company’s Chief Executive Officer, and Kelso & Company, L.P. Pursuant to the management agreement, which has been filed with the SEC as an exhibit to the Company's annual report on Form 10-K for the year ending December 31, 2009, the Company provides certain management services for vessels owned and to be acquired by Delphin Shipping LLC and will have certain rights of first refusal over vessel acquisition and chartering opportunities presented to Delphin Shipping LLC. Pursuant to the Conflict Committee's charter adopted as of May 21, 2009, the Conflicts Committee was also responsible for evaluating and managing potential conflicts of interest arising between the Company and Delphin Shipping LLC arising out of transactions contemplated under the management agreement and ensuring Delphin Shipping LLC's compliance with the terms of the management agreement. The Conflicts Committee was comprised solely of independent members of the Board of Directors who did not have any direct or indirect interest in any investment, contract or other transaction to which Delphin Shipping LLC or Kelso & Company, L.P. are a party. The Conflicts Committee held three meetings during fiscal year 2014. As part of the Company’s restructuring, the duties of the Conflicts Committee passed to the Audit Committee which held one meeting covering conflicts during fiscal year 2014.

Nomination of Directors

Nominees for our Board of Directors are selected by the Board of Directors based upon the recommendation of the Nominating and Governance Committee in accordance with the policies and principles set forth in the Committee’s charter and our corporate governance guidelines. The Nominating and Governance Committee seeks members from diverse professional and personal backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity. This assessment will include an individual’s independence, as well as consideration of diversity (although we have not adopted a formal diversity policy with regard to the selection of Directors), age, skills, necessary experience, soundness of judgment, ability to contribute to a diversity of viewpoints among board members, commitment, time and diligence to effectively discharge board responsibilities, qualifications, intelligence, education and experience to make a meaningful contribution to board deliberations. Directors should be persons of good character and thus should generally have the personal characteristics of integrity, accountability, judgment, responsibility, high performance standards, commitment, enthusiasm, and courage to express his or her views. The Nominating and Governance Committee examines a candidate’s specific experiences and skills, time availability in light of other commitments, potential conflicts of interest and independence from management and the Company.

 The Nominating and Governance Committee identifies potential candidates by asking current Directors and executive officers to notify the Committee if it becomes aware of persons meeting the criteria described above, who might have an interest in serving as a Director.

Shareholders may recommend qualified persons for consideration by the Nominating and Governance Committee. The Nominating and Governance Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a shareholder. Shareholders making a recommendation must submit the same information as that required to be included by the Company in its proxy statement with respect to nominees of the Board of Directors. The shareholder recommendation should be submitted in writing, addressed to: Adir Katzav, Secretary of Eagle Bulk Shipping Inc., 477 Madison Avenue, Suite 1405, New York, New York 10022.

How Our Compensation Decisions Are Made

Role of the Board of Directors and Compensation Committee

The Company’s executive compensation is determined by the Company’s Compensation Committee. Although not required under the Compensation Committee’s charter, the Company’s executive compensation for 2014 has been ratified by the unanimous consent of the Company’s full Board of Directors.

Our Board of Directors is responsible for establishing and administering our executive compensation and equity incentive programs. This duty of the Board of Directors has been delegated to the Compensation Committee in accordance with the Compensation Committee’s charter. The Compensation Committee reviews executive performance to establish compensation and approves appropriate modifications to the named executive officers’ compensation. The Committee evaluates and recommends, for approval by the Board of Directors, the annual compensation of the non-employee directors and oversees the equity compensation plans in accordance with Marshall Islands law.

Role of Management

The Compensation Committee has sole authority to establish annual compensation for the Company’s named executive officers, and none of the named executive officers determines his own pay.

Code of Ethics

The Company’s Code of Ethics, which applies to our Directors, executive officers and employees, is available on our website at www.eagleships.com, and copies are available in print upon request to Eagle Bulk Shipping Inc., 477 Madison Avenue, Suite 1405, New York, New York 10022. The Company intends to satisfy any disclosure requirements regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company’s website within four business days after such amendment or waiver.

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

All communications received as set forth above will be opened by the office of our Secretary for the sole purpose of determining whether the contents represent a message to our Directors. Materials that are unrelated to the duties and responsibilities of the Board of Directors, such as solicitations, résumés and other forms of job inquiries, surveys and individual customer complaints, or materials that are unduly hostile, threatening, illegal or similarly unsuitable will not be distributed, but will be made available upon request to the Board of Directors, a committee of the Board of Directors or individual Directors as appropriate, depending on the facts and circumstances outlined in the communication.

Board Leadership Structure

As noted above, our Board is currently comprised of five independent and one non-independent director. We recognize that different Board leadership structures may be appropriate for the Company during different periods of time and under different circumstances. We believe that our current Board leadership structure is suitable for us because it allows us to consider a broad range of opinions in the course of our Board deliberations, including those with knowledge of the Company’s day-to-day operations and business strategy, as well as those with an experienced independent viewpoint.

Our Board has determined that the Company should maintain separate roles for our Chairman of the Board of Directors and Chief Executive Officer. We believe this leadership structure is currently in the best interests of the Company and our stockholders, is appropriate given the particular expertise and strengths of our Chairman and Chief Executive Officer, and allows the individuals to focus on their primary roles. We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. Our Chief Executive Officer has the general responsibility for implementing the policies of the Company and for the management of the day-to-day business and affairs of the Company. Our Chairman has been closely involved with the Company since its emergence from bankruptcy. Given his unique knowledge, experience and relationship with the Board, we believe his continued service as Chairman provides significant value to the Company and its shareholders, and that it is beneficial for our Chairman to lead our Board members as they provide leadership to our management team. In addition, our Chairman contributes significantly to developing and implementing our strategy; facilitating communication among the directors; developing Board meeting agendas in consultation with management; and presiding at Board and shareholder meetings. We believe that having a separate Chairman creates an environment that is more conducive to objective evaluation and oversight of management's performance, increasing management accountability and improving the ability of the Board of Directors to monitor whether management's actions are in the best interests of the Company and our stockholders. As a result, we believe that having a separate Chairman can enhance the effectiveness of the Board of Directors as a whole.

Our corporate governance guidelines provide the flexibility for our Board to modify or continue our leadership structure in the future, as it deems appropriate.

The Role of the Board of Directors in Risk Oversight

Senior management is responsible for assessing and managing the Company’s various exposures to risk on a day-to-day basis, including the creation of appropriate risk management programs and policies. The Company has developed a consistent, systemic and integrated approach to risk management to help determine how best to identify, manage and mitigate significant risks throughout the Company.

The Board is responsible for overseeing management in the execution of its responsibilities, including assessing the Company’s approach to risk management. The Board exercises these responsibilities periodically as part of its meetings and also through three of its committees, each of which examines various components of enterprise risk as part of its responsibilities. The Audit Committee has primary responsibility for addressing risks relating to financial matters, particularly financial reporting, accounting practices and policies, disclosure controls and procedures and internal control over financial reporting. The Nominating and Governance Committee oversees risks associated with the independence of the Board and succession planning. The Compensation Committee has primary responsibility for risks and exposures associated with the Company’s compensation policies, plans and practices, regarding both executive compensation and the compensation structure generally, including whether it provides appropriate incentives that do not encourage excessive risk taking.

An overall review of risk is inherent in the Board’s evaluation of the Company’s long-term strategies and other matters presented to the Board. The Board’s role in risk oversight of the Company is consistent with the Company’s leadership structure; the CEO and other members of senior management are responsible for assessing and managing the Company’s risk exposure, and the Board and its committees provide oversight in connection with those efforts.

Executive Sessions

 Consistent with our corporate governance guidelines, the non-employee directors of the Board of Directors regularly hold executive sessions. The Audit Committee, in accordance with its charter, meets separately with our executives at regular intervals or as otherwise deemed appropriate throughout the year to review our financial affairs, and meets separately in sessions with the independent auditors at such times as the Audit Committee deems appropriate to fulfill its responsibilities under its charter. The independent directors met in executive sessions five times during 2014.

EXECUTIVE OFFICERS

Our named executive officers are:

●

Stanley H. Ryan, Director and Chief Executive Officer, for whom information is set forth under the heading “Nominee Information” above. Mr. Ryan was appointed to the position of Chief Executive Officer on March 6, 2015 and consequently was not a named executive officer for the 2014 fiscal year.

●

Adir Katzav, age 45, was appointed Chief Financial Officer in July 2012. Prior to assuming his current position, Mr. Katzav served as our Director of Financial Reporting upon joining the Company in 2008. During his 20-year career, Mr. Katzav has developed substantial expertise in corporate finance, accounting and capital markets regulatory structures. Prior to joining the Company, Mr. Katzav served as a Senior Audit Manager, in addition to other roles, for PricewaterhouseCoopers LLP in both the United States and overseas, where he provided business advisory and auditing services to public and private companies across multiple industries. Mr. Katzav earned a bachelor's degree in Statistics and Operations Research and Accounting.

●

Alexis P. Zoullas, age 44, was appointed Chief Operating Officer in December 2014 and has served as President of Eagle Shipping International (USA) LLC since August 2008. Mr. Zoullas previously served as a Director of the Company from April 2007 to October 2014. Effective April 27, 2015, Mr. Zoullas separated from the Company and its subsidiaries with which he held a position. He remains a named executive officer for the 2014 fiscal year.

●

Sophocles N. Zoullas, age 49, was the Chairman and Chief Executive Officer since 2005 until his resignation which was effective March 9, 2015. He remains a named executive officer for the 2014 fiscal year.

Item 11. Executive Compensation

2014 SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation of our executive officers, or the named executive officers, for the fiscal years ending on December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1,2)	Option Awards ($)(1,2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation (including special incentive award) ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sophocles N. Zoullas	2014	$900,000	—	$8,905,887	$7,257,287	—	—	$30,267	$17,093,441
(former Chief Executive Officer) (4)	2013	$900,000	$600,000	—	—	—	—	$30,267	$1,530,267

Adir Katzav	2014	$350,000	—	$1,515,800	$1,072,784	—	—	$10,200	$2,948,784
(Chief Financial Officer)	2013	$350,000	$650,000	—	—	—	—	$10,200	$1,010,200

Alexis P. Zoullas	2014	$700,000	—	$2,204,800	$1,560,413	—	—	$10,200	$4,475,413
(former Chief Operating Officer)(5)	2013	$700,000	$300,000	—	—	—	—	$10,200	$1,010,200

(1)

The amounts shown in this column represent the aggregate fair value of the awards as of the grant date, computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” Estimates of forfeitures for service-based vesting are disregarded. See notes to our audited financial statements included in our 2014 Annual Report on Form 10-K, filed with the SEC on April 2, 2015, for the assumptions used.

(2)

In accordance with the Debtor’s Prepackaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”)., on October 15, 2014 (“the Effective Date “), the Company adopted the post-emergence Management Incentive Program, which provides for the distribution of New Eagle MIP Primary Equity in the form of shares of New Eagle Common Stock, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The New Eagle MIP Primary Equity is subject to vesting, but the holder thereof is entitled to receive all dividends paid with respect to such shares as if such New Eagle MIP Primary Equity had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the Management Incentive Program determines otherwise). The New Eagle MIP Options will contain adjustment provisions to reflect any transaction involving shares of New Eagle Common Stock, including as a result of any dividend, recapitalization, or stock split, so as to prevent any diminution or enlargement of the holder’s rights under the award.

On the Effective Date, the Company granted to its former Chief Executive Officer, 540,540 shares of New Eagle MIP Primary Equity and New Eagle MIP Options exercisable for 675,676 shares at an exercise price of $18 and 810,811 shares at an exercise price of $25.25. On December 2, 2014, the Company granted shares of New Eagle MIP Primary Equity, 160,000 to its Chief Operating Officer and 110,000 to its Chief Financial Officer, and New Eagle MIP Options exercisable for 200,000 shares to its Chief Operating Officer and 137,500 shares to its Chief Financial Officer, at an exercise price of $18 and 240,000 shares to its Chief Operating Officer and 165,000 shares to its Chief Financial Officer, at an exercise price of $25.25. For purposes of determining the non-cash compensation cost for the Company's stock option plans using the fair value method of ASC 718 "Compensation-Stock Compensation". See notes to our audited financial statements included in our 2014 Annual Report on Form 10-K, filed with the SEC on April 2, 2015, for the assumptions used.

(3)

Amounts shown in this column include Company matching contributions to the 401(k) Plan of $10,200 for each of the executives. Additionally, in accordance with the terms of his employment agreement, amounts shown for its former Chief Executive Officer include the cost paid by the Company for his life insurance, in the amounts of $20,067 for years 2013 and 2014.

(4)

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

(5)	Effective April 27, 2015, Mr. Zoullas separated from the Company and its subsidiaries with which he held a position.

Agreements with our former Chief Executive Officer

On October 15, 2014, we entered into an amended employment agreement with Sophocles N. Zoullas pursuant to which Mr. Zoullas served as our Chief Executive Officer through his resignation which was effective as of March 9, 2015. The agreement had an initial term of five years; however, commencing on the third anniversary of the date thereof and each anniversary thereafter, the agreement automatically extended for additional one-year terms unless, not later than 90 days prior to any such anniversary, either party thereto notifies the other party that such extension shall not take effect. Under the agreement, either our Chief Executive Officer or we were permitted to terminate the employment agreement for any reason on 30 days’ written prior notice. We were also permitted to terminate our Chief Executive Officer’s employment at any time for cause. On February 19, 2015, Mr. Zoullas delivered written notice (the "Notice") to the Company purporting to be a Notice of Termination for Good Reason pursuant to the employment agreement. The Notice was the first correspondence received by the Company claiming that events or circumstances constituting Good Reason for Mr. Zoullas to terminate his employment under the employment Agreement had occurred. Effective March 9, 2015, Mr. Zoullas resigned from all positions that he holds or has ever held with the Company and its subsidiaries, including, without limitation, as a member of the Board. In connection with Mr. Zoullas's resignation, on March 9, 2015, the Company, a subsidiary of the Company and Mr. Zoullas entered into a Separation Agreement and General Release (the "Separation Agreement") that, subject to certain terms and conditions with respect to clauses (ii) and (iii) below, among other things, provides Mr. Zoullas with (i) a lump sum payment consisting of all unpaid salary and accrued unused vacation pay, (ii) the vesting of 270,270 restricted shares of common stock of the Company previously granted to Mr. Zoullas pursuant to a Restricted Stock Award Agreement, dated as of October 15, 2014, and the Company's 2014 Equity Incentive Plan and (iii) the Company's waiver of Mr. Zoullas's obligations pursuant to the covenant related to non-competition set forth in his employment agreement. Any and all other equity awards previously granted by the Company to Mr. Zoullas, including, without limitation, pursuant to those certain Option Award Agreements, dated as of October 15, 2014, between the Company and Mr. Zoullas shall be canceled without consideration pursuant to the Separation Agreement. Additionally, the employment agreement was terminated effective March 9, 2015 in accordance with the Separation Agreement and subject to the survival of certain provisions of the employment agreement (including the covenant related to non-solicitation set forth in the employment agreement). The Separation Agreement also includes mutual general releases and a covenant related to mutual non-disparagement.

The employment agreement provided for a gross-up for any excise taxes under Section 4999 of the Code imposed on excess parachute payments which may become payable to Mr. Zoullas, whether such payments arise with respect to accelerated vesting of the restricted stock units or under other plans or agreements.

Employment of Current Chief Executive Officer

For the duration of his tenure as Chief Executive Officer of the Company, the Company will pay Mr. Ryan a monthly salary of $50,000. Mr. Ryan is not party to an employment agreement with the Company.

Other Executive Officers

In accordance with the prepackaged reorganization plan, on the Effective Date, the Company adopted the post-emergence Management Incentive Program, which provides for the distribution of New Eagle MIP Primary Equity in the form of shares of New Eagle Common Stock, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The New Eagle MIP Primary Equity is subject to vesting, but the holder thereof is entitled to receive all dividends paid with respect to such shares as if such New Eagle MIP Primary Equity had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the Management Incentive Program determines otherwise). The New Eagle MIP Options will contain adjustment provisions to reflect any transaction involving shares of New Eagle Common Stock, including as a result of any dividend, recapitalization, or stock split, so as to prevent any diminution or enlargement of the holder’s rights under the award.

On December 2, 2014, the Company granted shares of New Eagle MIP Primary Equity, 160,000 to its Chief Operating Officer and 110,000 to its Chief Financial Officer, and New Eagle MIP Options exercisable for 200,000 shares to its Chief Operating Officer and 137,500 shares to its Chief Financial Officer, at an exercise price of $18 and 240,000 shares to its Chief Operating Officer and 165,000 shares to its Chief Financial Officer, at an exercise price of $25.25. See notes to our audited financial statements on Form 10-K, filed with the SEC on April 2, 2015, for the assumptions used for the purpose of determining the non-cash compensation cost.

Outstanding Equity Awards at Fiscal Year End 2014

The following table summarizes the equity awards held by the named executive officers as of December 31, 2014:

		Option Awards(1)				Stock Awards (1)
Name	Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Sophocles N. Zoullas	10/15/2014					540,540	$7,929,722
(former Chief Executive Officer) (2)	10/15/2014		675,676	$18	10/15/2021
	10/15/2014		810,811	$25.25	10/15/2021

Adir Katzav	12/02/2014					110,000	$1,613,700
(Chief Financial Officer)	12/02/2014		137,500	$18	12/02/2021
	12/02/2014		165,000	$25.25	12/02/2021
Alexis P. Zoullas	12/02/2014					160,000	$2,347,200
(former Chief Operating Officer)	12/02/2014		200,000	$18	12/02/2021
	12/02/2014		240,000	$25.25	12/02/2021

(1)

In accordance with the Company’s Prepackaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code, which was confirmed by the United States Bankruptcy Court for the Southern District of New York, on October 15, 2014 the Company granted its former Chief Executive Officer (i) 540,540 shares of New Eagle MIP Primary Equity of the Company, (ii) New Eagle MIP Options exercisable for 675,676 shares at an exercise price of $18 and (iii) New Eagle MIP Options exercisable for 810,811 shares at an exercise price of $25.25, the shares of restricted common stock and the options vest in four equal installments on each of the first four anniversaries of October 15, 2014. As contemplated by the Company’s Prepackaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code, which was confirmed by the United States Bankruptcy Court for the Southern District of New York, on December 2, 2014 the Company granted its Chief Financial Officer (i) 110,000 shares of New Eagle MIP Primary Equity of the Company, (ii) New Eagle MIP Options exercisable for 137,500 shares at an exercise price of $18 and (iii) New Eagle MIP Options exercisable for 165,000 shares at an exercise price of $25.25, and the Company granted its Chief Operating Officer (i) 160,000 shares of New Eagle MIP Primary Equity of the Company, (ii) New Eagle MIP Options exercisable for 200,000 shares at an exercise price of $18 and (iii) New Eagle MIP Options exercisable for 240,000 shares at an exercise price of $25.25, the shares of restricted common stock and the options vest in four equal installments on each of the first four anniversaries of December 2, 2014.

(2)

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

Retirement Benefits

We provide retirement plan benefits, discussed in this section below, that we believe are customary in our industry. We provide them to remain competitive in retaining talent and attracting new talent to join us.

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

Potential Payments Upon Termination Or Change-In-Control

As discussed in detail above under the heading “Employment Agreement with Sophocles N. Zoullas,” the Company entered into the Severance Agreement with Mr. S. Zoullas in March 2015, which provided for certain payments and other arrangements upon his resignation from the Company.

The Company has granted to Mr. Katzav and Mr. A. Zoullas, pursuant to the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, restricted stock and options of the Company that vest in equal annual installments. The applicable award agreements provide (i) that if the executive is terminated without cause or upon such executive’s death or disability, the unvested restricted stock and options granted under the 2014 Equity Incentive Plan will vest at the time of such termination (or death or disability) as though the grantee had remained employed with the Company for an additional year; and (ii) for the right to receive dividends on unvested restricted stock, subject to repayment of any dividends previously paid upon any forfeiture of such restricted stock.

2014 DIRECTOR COMPENSATION TABLE

The following Director Compensation Table sets forth the compensation of our Directors (who were not named executive officers of the Company) for the fiscal year ending on December 31, 2014. Mr. Ryan will qualify as a named executive officer for the fiscal year ending on December 31, 2015.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Randee E. Day(1,2)	$18,750						$18,750
Justin A. Knowles(1,3)	$19,792						$19,792
Paul M. Leand Jr. (1,4)	$33,333						$33,333
Stanley H. Ryan(1,5)	$15,625						$15,625
Bart Veldhuizen(1,6)	$18,750						$18,750
Gary Weston(1,7)	$13,542						$13,542
Joseph M. Cianciolo (8,9)	$217,745						$217,745
David B. Hiley(8)	$132,622						$132,622
Douglas P. Haensel (8,10)	$202,337						$202,337
Jon Tomasson (8,11)	$201,291						$201,291
Thomas B. Winmill(8)	$127,622						$127,622

(1)

On October 15, 2014, as provided in the Plan, the members of the Company’s independent board of directors prior to the Effective Date ceased to be directors of the reorganized Company. The initial members of the reorganized Company’s new board of directors consist of Randee E. Day, Justin A. Knowles, Paul M. Leand Jr., Stanley H. Ryan, Bart Veldhuizen and Gary Weston.

(2)

The fee earned, on pro-rata basis, represents a cash retainer for a non-employee Director of $65,000, for a member of the Audit Committee a cash retainer of $10,000 and a cash retainer of $15,000 for serving as chairman of the Nominating and Governance Committee.

(3)

The fee earned, on pro-rata basis, represents a cash retainer for a non-employee Director of $65,000, member of the Compensation Committee a cash retainer of $10,000 and a cash retainer of $20,000 for serving as chairman of the Audit Committee.

(4)

The fee earned, on pro-rata basis, represents a cash retainer for a non-employee Charmin of the Board $140,000, member of the Compensation Committee and Nominating and Governance Committee a cash retainer of $10,000 for each committee.

(5)

The fee earned, on pro-rata basis, represents a cash retainer for non-employee Director of $65,000, member of the Audit Committee a cash retainer of $10,000. On March 6, 2015, Mr. Ryan was appointed as the Company’s Chief Executive Officer.

(6)

The fee earned, on pro-rata basis, represents a cash retainer for a non-employee Director of $65,000, member of the Compensation Committee and Nominating and Governance Committee a cash retainer of $10,000 for each committee.

(7)	The fee earned, on pro-rata basis, represents a cash retainer for non-employee Director of $65,000.
(8)

Represents, for each non-employee Director, a cash retainer of $95,000, a payment of $3,000 for attendance at each meeting of the Board of Directors and a payment of $2,500 for attendance at each committee meeting.

(9)	Includes a cash retainer of $30,000 for serving as chairman of the Audit Committee and $65,000 for serving on the Conflicts Committee.
(10)	Includes a cash retainer of $20,000 for serving as chairman of the Nominating and Governance Committee and $65,000 for serving on the Conflicts Committee.
(11)	Includes a cash retainer of $25,000 for serving as chairman of the Compensation Committee and $65,000 for serving on the Conflicts Committee.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of the end of the fiscal year 2014 with respect to securities that may be issued under the Company's equity compensation plans, which are comprised of the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,477,477(1)	$21.95	1,126,127(1,2)
Equity compensation plans not approved by security holders	none

(1)

On March 9, 2015, the Company’s former Chief Executive Officer resigned from the Company. In connection with the resignation, the Company entered into a Separation Agreement and General Release with its former Chief Executive Officer. The agreement provide, among other things, a vesting of 270,270 of New Eagle MIP Primary Equity of the Company previously granted to its former Chief Executive Officer. All other equity awards previously granted by the Company to its former Chief Executive Officer were forfeited without consideration pursuant to the Separation Agreement, includes 1,486,487 New Eagle MIP options that will be available for future issuance.

(2)

Includes 1,126,127 shares of the Company’s common stock available for issuance pursuant to various types of awards under the 2014 Plan, including awards of restricted stock, in addition to, or in lieu of, options, warrants or rights.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s voting common stock as of April 30, 2015 of:

●	each person, group or entity known to the Company to beneficially own more than 5% of our stock;
●	each of our Directors and Director nominees;
●	each of our Named Executive Officers; and
●	all of our Directors and executive officers as a group.

As of the April 30, 2015, a total of 37,999,712 shares of common stock were outstanding. Each share of common stock is entitled to one vote on matters on which common shareholders are eligible to vote.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Ownership of Common Stock

	Shares Beneficially Owned (2)
Name (1)	Number	Percentage
Sophocles N. Zoullas(3)	138,797	*
Alexis P. Zoullas (4)	12,639	*
Adir Katzav (5)	1,949	*
Randee E. Day	0	*
Justin A. Knowles	0	*
Paul M. Leand Jr.	0	*
Stanley H. Ryan	0	*
Bart Veldhuizen	0	*
Gary Weston	0	*
All Current Directors and Executive Officers as
a group (8 persons)	14,588	*
Oaktree Capital Management, L.P. (6)	15,714,556	41.3%
Goldentree Asset Management LP (7)	4,983,448	13.1%
Canyon Capital Advisors LLC (8)	4,735,471	12.5%
Davidson Kempner Capital Management LP (9)	4,301,340	11.3%
Strategic Value Partners, LLC (10)	2,151,806	5.7%
Brigade Capital Management, LP (11)	2,090,068	5.5%

* Percentage less than 1% of class.

(1)	Unless otherwise indicated, the business address of each beneficial owner identified is c/o the Company, 477 Madison Avenue, Suite 1405, New York, New York, 10022.

(2)

Based on a total of 37,999,712 shares of common stock outstanding as of April 30, 2015. Shares subject to warrants that are exercisable presently or within 60 days of April 2, 2015 are considered outstanding for the purpose of determining the percent of the class held by the holder of such warrant, but not for the purpose of computing the percentage held by others.

(3)

Mr. Sophocles N. Zoullas’s beneficial ownership represents 138,797 shares of our common stock based on Mr. Sophocles N. Zoullas’s Form 4 and shares granted to Mr. Sophocles N. Zoullas in connection with his resignation on March 9, 2015.

(4)

Mr. Alexis P. Zoullas’s beneficial ownership represents 978 shares of our common stock and warrants exercisable to purchase 11,661 shares of our common stock. Effective April 27, 2015, Mr. Zoullas separated from the Company and its subsidiaries with which he held a position.

(5)	Mr. Adir Katzav’s beneficial ownership represents 113 shares of our common stock and warrants exercisable to purchase 1,836 shares of our common stock.

(6)

Information is based on a Schedule 13D/A filed by Oaktree Capital Management, L.P. on January 14, 2015. Shares listed consist of (i) 15,707,277 shares of common stock, par value $0.01, and (ii) 7,279 shares of common stock issuable upon exercise of the warrants issued and distributed by the Company to the reporting persons in connection with the Company’s restructuring in October 2014.The Schedule 13D/A reports that the securities to which this filing relates are owned directly by OCM Opps EB Holdings, Ltd. (“EB Holdings”) and beneficially owned by EB Holdings, Oaktree Capital Management, L.P., Oaktree Holdings, Inc., Oaktree Capital Group, LLC and Oaktree Capital Group Holdings GP, LLC. According to the Schedule 13D/A, the address of the beneficial owners is c/o Oaktree Capital Group Holdings GP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071.

(7)

Information is based on a Schedule 13G/A filed by Goldentree Asset Management LP on January 30, 2015. According to the Schedule 13G/A, GoldenTree Asset Management LP, GoldenTree Asset Management LLC, GoldenTree Master Fund, Ltd. and Mr. Steven A. Tananbaum have beneficial ownership of the securities to which the filing relates. According to the Schedule 13G/A, the address of the beneficial owners is 300 Park Avenue, 21st Floor, New York, NY 10022.

(8)

Information is based on a Schedule 13G/A filed by Canyon Capital Advisors LLC on February 17, 2015. According to the Schedule 13G/A, Canyon Capital Advisors LLC, Mitchell R. Julis and Joshua S. Friedman have beneficial ownership of the securities to which the filing relates. According to the Schedule 13G/A, the address of the beneficial owners is 2000 Avenue of the Stars, 11th Floor, Los Angeles, CA 90067.

(9)

Information is based on a Schedule 13G filed by Davidson Kempner Partners on October 27, 2014. The Schedule 13G reports that the securities to which this filing relates are held directly by M. H. Davidson & Co., Davidson Kempner Partners, Davidson Kempner Institutional Partners, L.P. and Davidson Kempner International, Ltd. According to the Schedule 13G, Davidson Kempner Capital Management LP, Thomas L. Kempner, Jr., Anthony A. Yoseloff, Conor Bastable and Avram Z. Friedman have indirect beneficial ownership of the securities to which the filing relates. According to the Schedule 13G, the address of the beneficial owners is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022.

(10)

Information is based on a Schedule 13G filed by Strategic Value Partners, LLC on October 27, 2014. The Schedule 13G reports that the securities to which this filing relates are held directly by Strategic Value Master Fund, Ltd. (“Fund I”), Strategic Value Special Situations Master Fund II, L.P. (“Fund II”), Strategic Value Special Situations Master Fund III, L.P. (“Fund III”), and Strategic Value Special Situations Offshore Fund III-A, L.P. (“Fund III-A”) and, collectively, the “Funds”) and beneficially owned by the Funds, Strategic Value Partners, LLC, as the investment manager of Fund I, SVP Special Situations II LLC, as the investment manager of Fund II, SVP Special Situations III LLC, as the investment manager of Fund III, SVP Special Situations III-A LLC, as the investment manager of Fund III-A, and Victor Khosla. According to the Schedule 13G, the address of the beneficial owners is c/o Strategic Value Partners, LLC, 100 West Putnam Avenue, Greenwich, CT 06830.

(11)

Information is based on a Schedule 13G filed by Brigade Capital Management, LP on February 17, 2015. The Schedule 13G reports that the securities to which this filing relates are held directly by Brigade Capital Management, LP, Brigade Capital Management GP, LLC and Donald E. Morgan, III. According to the Schedule 13G, the address of the beneficial owners is 399 Park Avenue, 16th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transaction Approval Policy

It is the Company's policy to enter into or ratify “Related Person Transactions” only when the Board of Directors, acting through the Audit Committee or another independent committee established by the Board of Directors, determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders. A “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company is, was or will be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for fiscal years 2014 and 2013, and in which any “Related Person” (as defined in relevant SEC rules) had, has or will have a direct or indirect material interest. A Related Person Transaction includes, but is not limited to, situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. The transactions discussed below were entered into in accordance with the terms of the Company’s Related Persons Transactions policy.

Delphin Management Agreement

On August 4, 2009, the Company entered into a management agreement (the “Management Agreement”) with Delphin Shipping LLC (“Delphin”), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, KEP VI, LLC and the Company's former Chief Executive Officer, Sophocles Zoullas. Pursuant to the Management Agreement, the Company contracted to provide commercial and technical supervisory management services for Delphin vessels for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Construction of the first vessel commenced in December 2010. On the Effective Date, the Management Agreement was amended and restated (as so amended and restated, the “Amended Management Agreement”). Under the Amended Management Agreement, the technical management fee shall be $700 per vessel per day. The commercial management fee shall be 1.25% of charter hire; provided, however, that no commercial management fee shall be payable with respect to charter hire that is earned while a vessel is a member of a pool and with respect to which a fee is paid to the pool manager.

For the predecessor Company for the period from January 1 to October 15, 2014, total management fees amounted to $1,722,973 and, for the years ended December 31, 2013 and 2012, total management fees amounted to $2,180,088 and $2,180,088, respectively. The advanced balance received from Delphin on account for the management of its vessels as of October 15, 2014 amounted to $2,263,594 and for year ended December 31, 2013 amounted to $457,440. The total reimbursable expenses for the period from January 1 to October 15, 2014 amounted to $203,097. The balance due from Delphin as of October 15, 2014 amounted to $101,224. The balance due mainly consisted of reimbursable expenses.

For the successor Company for the period from October 16 to December 31, 2014, total management fees amounted to $402,661. The advanced balance received from Delphin on account for the management of its vessels as of December 31, 2014 amounted to $1,180,098. The total reimbursable expenses for the period from October 16 to December 31, 2014 amounted to $27,115. The balance due from Delphin as of December 31, 2014 amounted to $16,634. The balance due mainly consisted of management fees, administrative service fees and other reimbursable expenses.

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

Registration Rights Agreement

On the Effective Date, and in accordance with the Plan, the Company and certain of its shareholders, including funds related to or managed by Brigade Capital Management, LP, Davidson Kempner Capital Management LP, Oaktree Capital Management, L.P. and Canyon Capital Advisors LLC, entered into a registration rights agreement. The registration rights agreement provides the shareholders party thereto with demand and piggyback registration rights with respect to certain securities of the Company held by them.

New Eagle Equity Warrant Agreement

On the Effective Date, and in accordance with the Plan, the New Eagle Equity Warrants were issued pursuant to the terms of a warrant agreement (the “Warrant Agreement”). Each New Eagle Equity Warrant has a 7-year term (commencing on the Effective Date) and is exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the Warrant Agreement). The New Eagle Equity Warrants are exercisable at an exercise price of $27.82 per share (subject to adjustment as set forth in the Warrant Agreement). The Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

The New Eagle Equity Warrants were distributed to holders of the old equity interests of the predecessor Company (other than the consenting lenders on account of amended lender warrants or shares received upon conversion of the amended lender warrants), which were cancelled as of the Effective Date. Equity interests of the Company issued to directors, officers and employees of the Company under compensatory plans that were unvested as of the Effective Date were deemed vested automatically on the Effective Date, so that all New Eagle Equity Warrants received in exchange therefor were deemed vested.

Director Independence

Please see the disclosure under “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”

Item 14. Principal Accountant Fees and Services

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2014 and 2013, for professional services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of the Company's annual financial statements and for audit-related services, tax services and all other services, as applicable.

Type of Fees	2014	2013
Audit Fees	$1,322,500	$755,600
Tax Fees	$33,000	$29,500

Total	$1,355,500	$785,100

Audit fees for fiscal years 2014 and 2013 include professional services rendered by PwC for the integrated audit of the company’s consolidated financial statements and the company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, for review of the company’s interim consolidated quarterly financial statements included in the company’s quarterly reports on Form 10-Q, services that are normally provided by PwC in connection with regulatory filings in 2014 and 2013 and services that related with fresh start accounting in 2014.

Tax fees for fiscal years 2014 and 2013 related to tax planning and tax compliance services.

 Pre-Approval Policy for Services Performed by Independent Auditor

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the Company’s independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor. The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories: audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit  quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

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

10.11

Waiver and Forbearance Agreement entered into between Eagle Bulk Shipping Inc. and certain lenders under its Fourth Amended and Restated Credit Agreement, dated March 19, 2014, filed with the SEC on March 20, 2014.

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

10.19	CEO Employment Agreement, incorporated by reference to Exhibit 10.5 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.
10.20	Separation Agreement and Release Agreement, dated March 9, 2015, between Eagle Bulk Shipping Inc. and Sophocles Zoullas.*
14.1

Eagle Bulk Shipping Inc. Code of Ethics, incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc. for the fiscal year ended December 31, 2012, filed with the SEC on March 31, 2013.

21.1	Subsidiaries of the Registrant.*
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Principal Financial Officer*

101.

The following materials from Eagle Bulk Shipping Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statement of Comprehensive (loss) Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements*

*  Previously filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Stanley H. Ryan
Name: Stanley H. Ryan
Title: Chief Executive Officer

April 30, 2015