Form 10-Q
period 2015-03-31
Eagle Bulk Shipping Inc.
filed 2015-05-15
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Common Stock, par value $0.01 per share, 37,879,712 shares outstanding as of May 15, 2015.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Successor
	March 31, 2015	December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$24,404,769	$39,975,287
Accounts receivable, net	10,898,215	14,731,301
Prepaid expenses	2,497,485	3,212,930
Inventories	6,422,227	5,749,273
Investment	7,941,188	8,300,740
Other assets	3,673,482	4,621,312
Total current assets	55,837,366	76,590,843
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $19,014,885 and $8,766,830, respectively	824,543,570	834,052,684
Other fixed assets, net of accumulated amortization of $88,184 and $118,232, respectively	210,158	230,805
Restricted cash	66,243	66,243
Deferred drydock costs	4,735,780	1,960,792
Deferred financing costs	522,412	550,753
Other assets	424,702	424,702
Total noncurrent assets	830,502,865	837,285,979
Total assets	$886,340,231	$913,876,822
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,803,418	$11,663,697
Accrued interest	566,800	531,918
Other accrued liabilities	10,280,894	9,142,229
Fair value below contract value of time charters acquired	1,653,195	1,648,740
Unearned charter hire revenue	1,512,902	2,389,595
Current portion of long-term debt	15,625,000	15,625,000
Total current liabilities	37,442,209	41,001,179
Noncurrent liabilities:
Long-term debt	200,896,762	204,106,928
Fair value below contract value of time charters acquired	4,338,264	4,678,049
Total noncurrent liabilities	205,235,026	208,784,977
Total liabilities	242,677,235	249,786,156
Commitment and contingencies
Stockholders' equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 37,639,352 and 37,504,541 shares issued and outstanding, respectively	376,394	375,045
Additional paid-in capital	675,861,946	675,264,349
Retained earnings	(32,215,792)	(11,548,728)
Accumulated Other Comprehensive Income	(359,552)	—
Total stockholders' equity	643,662,996	664,090,666
Total liabilities and stockholders' equity	$886,340,231	$913,876,822

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	Successor March 31, 2015	Predecessor March 31, 2014

Revenues, net of commissions	$26,331,166	$45,795,391

Voyage expenses	5,182,175	3,837,278
Vessel expenses	21,944,711	22,577,518
Charter hire expenses	1,215,964	-
Depreciation and amortization	10,557,171	19,077,813
General and administrative expenses	4,938,998	3,122,933
Total operating expenses	43,839,019	48,615,542

Operating loss	(17,507,853)	(2,820,151)

Interest expense	3,162,166	19,773,619
Interest income	(2,955)	(3,884)
Total other expense, net	3,159,211	19,769,735

Net loss	$(20,667,064)	$(22,589,886)

Weighted average shares outstanding:
Basic	37,527,010	17,080,190
Diluted	37,527,010	17,080,190

Per share amounts:
Basic net loss	$(0.55)	$(1.32)
Diluted net loss	$(0.55)	$(1.32)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	Successor March 31, 2015	Predecessor March 31, 2014

Net loss	$(20,667,064)	$(22,589,886)

Other comprehensive loss:
Change in unrealized loss on investment	(359,552)	(2,101,646)
Total other comprehensive loss	(359,552)	(2,101,646)

Comprehensive loss	$(21,026,616)	$(24,691,532)

The accompanying notes are an integral part of these Consolidated Financial Statements

 EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Common Share	Common Shares Amount	Additional paid-in Capital	Net Loss	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014 (Successor)	37,504,541	$375,045	$675,264,349		$(11,548,728)		$664,090,666

Net loss	—	—	—	$(20,667,064)	(20,667,064)		(20,667,064)
Change in unrealized loss on investment	—	—	—	—	—	$(359,552)	$(359,552)
Vesting of restricted shares, net of shares withheld for employee tax	134,811	1,349	(1,286,855)	—	—	—	(1,285,506)
Non-cash compensation	—	—	1,884,452	—	—	—	1,884,452
Balance at March 31, 2015 (Successor)	37,639,352	$376,394	$675,861,946		$(32,215,792)	$(359,552)	$643,662,996

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	Successor	Predecessor
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(20,667,064)	$(22,589,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,271,775	18,413,964
Amortization of deferred drydocking costs	285,396	663,849
Amortization of deferred financing costs	28,341	2,015,777
Amortization of discount on Exit Facility	696,084	-
Amortization of fair value below contract value of time charter acquired	(335,330)	-
Payment-in-kind interest on debt	-	7,337,775
Non-cash compensation expense	1,884,452	279,743
Drydocking expenditures	(3,060,384)	(870,303)
Changes in operating assets and liabilities:
Accounts receivable	3,833,086	(2,524,494)
Other assets	947,830	(2,301,153)
Prepaid expenses	715,445	(2,317,078)
Inventories	(672,954)	2,875,171
Accounts payable	(3,860,279)	(1,804,245)
Accrued interest	34,882	(1,746)
Accrued expenses	1,138,665	1,520,243
Unearned revenue	(876,693)	(532,203)
Net cash (used in) / provided by operating activities	(9,636,748)	165,414
Cash flows from investing activities:
Vessel Improvements	(742,014)	-
Purchase of other fixed assets	-	(20,532)
Net cash used in investing activities	(742,014)	(20,532)
Cash flows from financing activities:
Repayment of Term Loan	(3,906,250)	-
Cash used to settle net share equity awards	(1,285,506)	-
Net cash used in financing activities	(5,191,756)	-
Net increase (decrease) in cash	(15,570,518)	144,882
Cash at beginning of period	39,975,287	19,682,724
Cash at end of period	$24,404,769	$19,827,606

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

As of March 31, 2015, the Company owned and operated a modern fleet of 45 oceangoing vessels, 43 Supramax and 2 Handymax, with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 8.1 years. The Company also chartered in a Handylog beginning October 2, 2014 for a period of 7 years.

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

	% of Consolidated Charter Revenue
	Three Months Ended
	Successor	Predecessor
Charterer	March 31, 2015	March 31, 2014
Charterer A	-	13.3%
Charterer B*	28.4%	16.0%

*Charter revenue from a pool that the Company participates.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission (“SEC”) which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on April 2, 2015.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are stock-based compensation, the useful lives of fixed assets, depreciation and amortization, the allowances for bad debt and warrants.

Bankruptcy Filing

       On August 6, 2014, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with lenders constituting the “Majority Lenders” (as such term is defined in the Company’s Fourth Amended and Restated Credit Agreement, dated June 20, 2012 (the “Credit Agreement”)) under its Credit Agreement (the “Consenting Lenders”), which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed a voluntary prepackaged case (the “Prepackaged Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries. Through the Prepackaged Case, the Company sought to implement a balance sheet restructuring pursuant to the terms of its prepackaged plan of reorganization filed with the Court (the “Plan”). The Company continued to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

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

Exit Financing Facility

On October 9, 2014, Eagle Bulk Shipping Inc., as borrower, and certain of its subsidiaries, as guarantors, entered into the Exit Financing Facility with certain lenders (the “Exit Lenders”). The Exit Financing Facility is in the amount of $275 million, including a $50 million undrawn revolving credit facility, and matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the margin. The Exit Financing Facility is described further in Note 5 below.

Registration Rights Agreement

On the Effective Date, and in accordance with the Plan, the Company entered into the Registration Rights Agreement with certain parties that received shares of New Eagle Common Stock under the Plan. The Registration Rights Agreement provided such parties with demand and piggyback registration rights.

New Eagle Equity Warrant Agreement

On the Effective Date, and in accordance with the Plan, the Company issued new equity warrants (the “New Eagle Equity Warrants”) pursuant to the terms of the warrant agreement (the “New Eagle Equity Warrant Agreement”). Each New Eagle Equity Warrant has a 7-year term (commencing on the Effective Date) and are exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program). The New Eagle Equity Warrants are exercisable at an exercise price of $27.82 per share (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement). The New Eagle Equity Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction.

FRESH START ACCOUNTING

Financial Statement Presentation

Upon the Company’s emergence from the Prepackaged Case on October 15, 2014, the Company adopted fresh-start accounting in accordance with provisions of ASC 852, Reorganizations (“ASC 852”). Upon adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their fair value as of October 15, 2014, the fresh-start reporting date. The fair values of the Company’s assets and liabilities in conformance with ASC 805, Business Combinations, as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting date, as the Company will have a new basis in its assets and liabilities. Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start accounting. As a result of the adoption of fresh-start reporting, the Company’s consolidated balance sheets and condensed consolidated statements of operations for periods subsequent to October 15, 2014 will not be comparable in many respects to our condensed consolidated balance sheets and condensed consolidated statements of operations for periods prior to October 15, 2014.

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

Note 2. New Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This ASU is intended to provide guidance for situations in which the fair value of the financial assets of a collateralized financing entity differ from the fair value of its financial liabilities. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2016. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No.2015-3, “Simplifying the Presentation of Debt Issuance Costs”. The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. The guidance should be applied on a retrospective basis. The effective date of the new guidance is for fiscal years beginning after December 15, 2015. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

Note 3. Vessels

Vessel and Vessel Improvements

At March 31, 2015, the Company’s operating fleet consisted of 45 drybulk vessels. At October 15, 2014, the Company’s vessels were adjusted to a fair value aggregating $842,625,000 as part of fresh start accounting. The fair values were based primarily on valuations obtained from third-party specialists principally utilizing the market value approach.

Vessel and vessel improvements consist of the following:

Successor

Vessels and Vessel Improvements, at December 31, 2014	$834,052,684
Improvements	738,941
Depreciation Expense	(10,248,055)

Vessels and Vessel Improvements, at March 31, 2015	$824,543,570

In April 2015, the Company decided to sell the Kite, a 1997-built Handymax, and reached an agreement to sell the vessel for $4,297,100 after brokerage commissions payable to a third party.  The Kite was not available for delivery before April 29, 2015. On May 7, 2015 the Company sold the vessel and expects to realize a net loss of approximately $5.7 million in the second quarter of 2015.

Note 4. Investment

Korea Line Corporation

The Company’s investment in capital stock of the Korea Line Corporation (“KLC”) is designated as Available For Sale (“AFS”) and is reported at its fair value, with unrealized gains and losses recorded in equity as a component of accumulated other comprehensive income (loss) (“AOCI”). The fair value of the KLC shares are determined from the market price as quoted on the Korean Stock Exchange and by converting the South-Korean Won (“KRW”) extended value into USD with the exchange rate applicable on date of conversion. The Company reviews the investment in KLC for impairment on a quarterly basis.

The Company concluded that for the Successor Company as of March 31, 2015 and for the Predecessor Company as of March 30, 2014, the change in the fair value of the KLC investment was “temporary”. The Company recorded unrealized losses of $0.4 million and $2.1 million as of March 31, 2015 and 2014, respectively, in shareholders’ equity as a component of Accumulated Other Comprehensive Income.

The following table provides information on the Company’s investment in KLC capital stock which is recorded at fair value:

	No. of KLC Shares	Cost Basis-Adjusted	Fair Value	Unrealized Gain/(Loss) reported in OCI	Other-than Temporary Loss reported in Earnings-YTD	Gain/(Loss) On Sale of KLC Stock-YTD
Balance at December 31, 2013 (Predecessor)	566,529	$13,817,439	$13,817,439	-	-	-

Fair Value-Adjustments, net	-	-	(2,101,646)	(2,101,646)	-	-

Balance at March 31, 2014 (Predecessor)	566,529	$13,817,439	$11,715,793	$(2,101,646)	-	-

Balance at December 31, 2014 (Successor)	387,453	$8,300,740	$8,300,740	-	-	-

Fair Value-Adjustments, net	-	-	(359,552)	(359,552)	-	-

Balance at March 31, 2015 (Successor)	387,453	$8,300,740	$7,941,188	$(359,552)	-	-

Note 5. Debt

Debt consists of the following:

	Successor
	March 31, 2015	December 31, 2014
Exit Facility	$221,093,750	$225,000,000
Discount on Facility	(4,571,988)	(5,268,072)
Less: Current Portion	(15,625,000)	(15,625,000)
Total debt	$200,896,762	$204,106,928

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

The Company’s obligations under the Exit Financing Facility are secured by a first priority mortgage on each of the vessels in its fleet and such other vessels that it may from time to time include with the approval of the Exit Lenders, a first assignment of its earnings account, its liquidity account and its vessel-owning subsidiaries’ earnings accounts, a first assignment of all charters (having a term which is not reasonably likely to exceed 18 months), freights, earnings, insurances, requisition compensation and management agreements with respect to the vessels and a first priority pledge of the membership interests of each of its vessel-owning subsidiaries. The Company may grant additional security to the Exit Lenders from time to time in the future.

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

In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; and enter into a new line of business. The Company shall repay the Exit Financing Facility in 20 equal consecutive quarterly repayment installment each in an amount of U.S. $3,906,250.

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

For the period ended March 31, 2015, interest rates on our outstanding debt ranged from 4.04% to 4.05%, including a margin over LIBOR applicable under the terms of the amended credit facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 5.29%.

For the three months ended March 31, 2014, interest rates on the outstanding debt ranged from 3.73% to 3.61%, including a margin of 3.50% over LIBOR and commitment fees of 0.70% on the undrawn portion of the facility. The weighted average effective interest rate for the three months ended March 31, 2014, was 3.65%.

Interest Expense consisted of:

	Successor	Predecessor
	March 31, 2015	March 31, 2014
Exit Financing Facility Interest	$2,437,741
Amortization of Facility Deferred Financing Costs	28,341
Amortization of Discount on Facility	696,084
Term loan Interest	-	$17,757,842
Amortization of Term Loan Deferred Financing Costs	-	2,015,777

Total Interest Expense	$3,162,166	$19,773,619

Interest paid, amounted to $2,402,859 for the three months ended March 31, 2015 and $10,421,812 exclusive of PIK loans for the three months ended March 31, 2014.

Note 6. Derivative Instruments and Fair Value Measurements

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined by the terms of the respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of March 31, 2015 and December 31, 2014, the Company had no outstanding amounts paid as collateral related to the derivative fair value positions.

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

Investment—include our available-for-sale securities that are traded in active market internationally. The fair value is measured by using closing stock price from active market.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	Successor
	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$7,941,188	—	—	$8,300,740	—	—

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

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $11,042 and $10,708 per vessel during the three months ended March 31, 2015 and 2014, respectively.

Note 8. Related Party Transactions

On August 4, 2009, the Company entered into a management agreement (the "Management Agreement") with Delphin Shipping LLC ("Delphin"), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, KEP VI, LLC and the Company's former Chief Executive Officer, Sophocles Zoullas.  Delphin was formed for the purpose of acquiring and operating dry bulk and other vessels. Under the terms of the Management Agreement, the Company provided commercial and technical supervisory vessel management services to dry bulk vessels acquired by Delphin for a monthly fee of $15,834 for the first 10 vessels, $11,667 for the second 10 vessels and $8,750 for the third 10 vessels. Pursuant to the terms of the Management Agreement, the Company was granted an opportunity to acquire for its own account any dry bulk vessel that Delphin proposes to acquire. The Company was also granted a right of first refusal on any dry bulk charter opportunity, other than a renewal of an existing charter for a Delphin-owned vessel that the Company reasonably deems suitable for a Company-owned vessel. The Management Agreement provided the Company a right of first offer on the sale of any dry bulk vessel by Delphin. The term of the Management Agreement was one year and was renewable for successive one year terms at the option of Delphin.

On October 15, 2014, above referenced the Management Agreement was amended and restated (as so amended and restated, the “Amended Management Agreement”). Under the Amended Management Agreement, the technical management fee is $700 per vessel per day. The commercial management fee is 1.25% of charter hire; provided, however, that no commercial management fee shall be payable with respect to a charter hire that is earned while a vessel is a member of a pool and with respect to which a fee is paid to the pool manager.

Total management fees for the Successor period ended March 31, 2015, amounted to $802,805. The advanced balance received from Delphin on account for the management of its vessels as of March 31, 2015 amounted to $449,531. The total reimbursable expenses for the period ended March 31, 2015 amounted to $41,357. The balance due from Delphin as of March 31, 2015 amounted to $2,275. The balance due mainly consists of management fees, administrative service fees and other reimbursable expenses.

Total management fees for the Predecessor period ended March 31, 2014, amounted to $545,022. The advanced balance received from Delphin on account for the management of its vessels as of March 31, 2014 amounted to $786,844. The total reimbursable expenses for the period ended March 31, 2014 amounted to $37,279. The balance due from Delphin as of March 31, 2014 amounted to $4,984. The balance due mainly consisted of management fees, administrative service fees and other reimbursable expenses.

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

Note 9. Earnings (Loss) Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the period ended March 31, 2015 and March 31, 2014 for the Successor and Predecessor, respectively. The Predecessor diluted net loss per share for the period ended March 31, 2014 reflects the weighted average of the underlying warrant shares issuable upon exercise of the 615,997 warrants at the exercise price of $0.01 per share. Diluted net loss per share as of March 31, 2014, does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of March 31, 2015 does not include 489,471 stock awards, 975,312 stock options and 3,045,327 warrants as their effect was anti-dilutive.

	Successor	Predecessor
	March 31, 2015	March 31, 2014
Net Loss	$(20,667,064)	$(22,589,886)
Weighted Average Shares-Basic	37,527,010	17,080,190
Dilutive effect of stock options and restricted stock units	-	-
Weighted Average Shares Diluted	37,527,010	17,080,190
Basic loss Per Share	$(0.55)	$(1.32)
Diluted loss Per Share	$(0.55)	$(1.32)

Note 10. Stock Incentive Plans

2014 Management Incentive Plan

On the Effective Date, in accordance with the Plan, the Company adopted the post-emergence Management Incentive Plan, which provides for the distribution of New Eagle MIP Primary Equity in the form of shares of New Eagle Common Stock, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The New Eagle MIP Primary Equity is subject to vesting, but the holder thereof is entitled to receive all dividends paid with respect to such shares as if such New Eagle MIP Primary Equity had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the Management Incentive Program determines otherwise). The New Eagle MIP Options contains adjustment provisions to reflect any transaction involving shares of New Eagle Common Stock, including as a result of any dividend, recapitalization, or stock split, so as to prevent any diminution or enlargement of the holder’s rights under the award.

 On March 9, 2015, the Company’s former Chief Executive Officer resigned from the Company. In connection with the resignation, the Company entered into a Separation Agreement and General Release with its former Chief Executive Officer. The agreement provides, among other things, a vesting of 270,270 of New Eagle MIP Primary Equity of the Company previously granted to its former Chief Executive Officer. All other equity awards previously granted by the Company to its former Chief Executive Officer were forfeited without consideration pursuant to such Separation Agreement.

On April 27, 2015, the Company’s former Chief Operating Officer separated from the Company. On May 1, 2015, the Company and its former Chief Operating Officer entered into a Separation Agreement and General Release. The Separation Agreement provides among other things, a vesting of 40,000 of New Eagle MIP Primary Equity of the Company previously granted to its former Chief Operating Officer, payable in accordance with and subject to certain terms and conditions of such Separation Agreement. All other equity awards previously granted by the Company to its former Chief Operation Officer were forfeited without consideration pursuant to such Separation Agreement.

As of March 31, 2015, stock awards covering a total of 489,471 of the Company’s shares are outstanding. The stock awards vest ratably over four years. The Company is amortizing to non-cash compensation expense the fair value of the non-vested stock awards at the grant date.

As of March 31, 2015, options covering 975,312 of the Company’s common shares are outstanding with exercise prices ranging from $18.00 to $25.25 per share (the market prices at dates of grants). The options granted to members of its management under the Management Incentive Plan vest and become exercisable in four equal annual installments beginning on the grant date. All options expire within seven years from the effective date.

For the three months ended March 31, 2015 and 2014, the Company has recorded a non-cash compensation charge of $1,884,452 and $279,743, respectively. The remaining expense for each of the years ending 2015, 2016 and 2017 will be $1,387,505, $1,193,968 and $636,921 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended March 31, 2015 and 2014. This section should be read in conjunction with the consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2014, which were included in our Form 10-K, filed with the Securities and Exchange Commission on April 2, 2015.

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

As of March 31, 2015, the Company owned and operated a modern fleet of 45 oceangoing vessels, 43 Supramax and 2 Handymax, with a combined carrying capacity of 2,451,259 dwt and an average age of approximately 8.1 years. The Company also chartered in a Handylog beginning October 2, 2014 for a period of 7 years

Each of our vessels is owned by us through a separate wholly owned Marshall Islands limited liability company.

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

On September 22, 2014, the Court entered an order (the “Confirmation Order”) confirming the Plan. On October 15, 2014, the Company completed its balance sheet restructuring and emerged from Chapter 11 through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Key components of the Plan included:

Entry into a new senior secured credit facility (the “Exit Financing Facility”) as of October 9, 2014, in the amount of $275 million (inclusive of a $50 million revolving credit facility).

●

The cancellation of all outstanding equity interests in the Company as of the Effective Date, with the current holders of such equity interests (other than the Consenting Lenders on account of certain warrants held by them or shares of common stock received upon conversion of such warrants ) receiving (i) shares of New Eagle Common Stock equal to 0.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date (subject to dilution by the New Eagle Equity Warrants and the Management Incentive Program), and (ii) an aggregate of 3,045,327 New Eagle Equity Warrants. Each New Eagle Equity Warrant will have a 7-year term (commencing on the Effective Date) and will be exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program).

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

New Eagle Equity Warrant Agreement

On the Effective Date, and in accordance with the Plan, the New Eagle Equity Warrants were issued pursuant to the terms of the New Eagle Equity Warrant Agreement. Each New Eagle Equity Warrant has a 7-year term (commencing on the Effective Date) and are exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program). The New Eagle Equity Warrants are exercisable at an exercise price of $27.82 per share (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement). The New Eagle Equity Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, reclassification, dividend or other distributions (including, but not limited to, cash dividends), or business combination transaction

We maintain our principal executive offices at 477 Madison Avenue, New York, New York 10022. Our telephone number at that address is (212) 785-2500. Our website address is www.eagleships.com. Information contained on or accessible through our website does not constitute part of this Quarterly Report.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of March 31, 2015:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	June 2015	Pool (3)

Bittern	2009	57,809	June 2015	Pool (3)

Canary	2009	57,809	June 2015	Pool (3)

Cardinal	2004	55,362	April 2015	$5,000	(2)

Condor	2001	50,296	May 2015	$6,500

Crane	2010	57,809	June 2015	Pool (3)

Crested Eagle	2009	55,989	April 2015	$6,000	(2)

Crowned Eagle	2008	55,940	April 2015	$8,000	(2)

Egret Bulker	2010	57,809	DDK	(4)

Falcon	2001	50,296	Open	(5)

Gannet Bulker	2010	57,809	April 2015	$4,500	(2)

Golden Eagle	2010	55,989	April 2015	$7,500	(2)

Goldeneye	2002	52,421	May 2015	$10,150

Grebe Bulker	2010	57,809	June 2015	Pool (3)

Harrier	2001	50,296	April 2015	$6,000	(2)

Hawk I	2001	50,296	June 2015	$5,500

Ibis Bulker	2010	57,775	DDK	(4)

Imperial Eagle	2010	55,989	Open	(5)

Jaeger	2004	52,248	April 2015	$5,000	(2)

Jay	2010	57,802	April 2015	$10,600	(2)

Kestrel I	2004	50,326	April 2015	$5,000	(2)

Kingfisher	2010	57,776	June 2015	Pool (3)

Kite	1997	47,195	April 2015	$4,200	(2)

Kittiwake	2002	53,146	April 2015	Voyage(2)

Martin	2010	57,809	June 2015	Pool (3)

Merlin	2001	50,296	April 2015	$5,850	(2)

Nighthawk	2011	57,809	June 2015	Pool (3)

Oriole	2011	57,809	April 2015	$7,500	(2)

Osprey I	2002	50,206	April 2015	$3,000	(2)

Owl	2011	57,809	April 2015	$6,150	(2)

Peregrine	2001	50,913	April 2015	$9,175	(2)

Petrel Bulker	2011	57,809	April 2015	$9,500	(2)

Puffin Bulker	2011	57,809	April 2015	$10,050	(2)

Redwing	2007	53,411	April 2015	$7,125	(2)

Roadrunner Bulker	2011	57,809	April 2015	$4,500	(2)

Sandpiper Bulker	2011	57,809	April 2015	$5,750	(2)

Shrike	2003	53,343	June 2015	Pool(3)

Skua	2003	53,350	April 2015	$4,000	(2)

Sparrow	2000	48,225	April 2015	$6,000	(2)

Stellar Eagle	2009	55,989	June – July 2015	$13,030	(1)

Tern	2003	50,200	April 2015	$3,750	(2)

Thrasher	2010	53,360	DDK	(4)

Thrush	2011	53,297	June 2015	Pool (3)

Woodstar	2008	53,390	May 2015	$4,500

Wren	2008	53,349	June 2015	Pool(3)

(1)

The date range provided represents the earliest and latest date on which the charterer may redeliver the vessel to the Company upon the termination of the charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 5.00%, to third party ship brokers.

(2)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months or a spot voyage.

(3)	These vessels are operating in a dry bulk pool for a period between 10 to 14 months.

(4)	Upon conclusion of the drydocking the vessel will commence a short term charter for up to six months or re enter the dry bulk pool.

(5)	The Vessels were subsequently chartered out on a short term charter.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate and obtain financing and insurance for, the purchase and sale of vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. We have established an in-house technical management function and engage a third party technical manager that performs day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of seventy one shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provides the following services:

•     commercial operations and technical supervision;

•     safety monitoring;

•     vessel acquisition; and

•     financial, accounting and information technology services.

Technical Management

The technical management of a portion of our fleet is provided by our unaffiliated third party technical manager, V.Ships Limited, which we believe is one of the world's largest providers of independent ship management and related services.We established in-house technical management capabilities, through which we provide technical management services to a majority of our vessels, in addition to establishing a vessel management bench-mark with V.Ships Limited, the external technical manager. We review the performance of the technical manager on an annual basis and may add or change technical managers.

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

Our third-party technical manager is paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. For the three-month periods ended March 31, 2015 and 2014, the technical management fee averaged $11,042 and $10,708 per vessel per month, respectively. Management fees paid to our third-party technical manager are recorded under Vessel Expenses.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our interim unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and warrants and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim unaudited consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 2, 2015.

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

Results of Operations for the three month periods ended March 31, 2015 and 2014:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Ownership Days	4,050	4,050
Chartered in Days	90	-
Available Days	4,021	3,995
Operating Days	3,904	3,937
Fleet Utilization (%)	97.1%	98.5%

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

•                Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three-month period ended March 31, 2015, the Company completed drydocking of five vessels while three other vessels were still in drydocking as of March 31, 2015. During the three-month period ended March 31, 2014, the Company completed drydocking of one vessel while two other vessels were still in drydocking as of March 31, 2014.

•                Operating days: We define operating days as the number of available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

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

Gross time and voyage charter revenues in the quarter ended March 31, 2015 were $27,711,789 compared with $47,860,462 recorded in the comparable quarter in 2014. The decrease in revenue is attributable to lower time charter hire rates and utilization compared to the comparable quarter in 2014. Brokerage commissions incurred on revenues earned in the quarter ended March 31, 2015 and 2014 were $1,380,623 and $2,065,071, respectively. Net revenues during the quarter ended March 31, 2015 and 2014, were $26,331,166 and $45,795,391, respectively.

Voyage Expenses

To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for vessels account. Voyage expenses for the three-month period ended March 31, 2015 were $5,182,175, compared to $3,837,278 in the comparable quarter in 2014. The increase is mainly attributable to write down of bunker inventory to their fair market value.

Vessel Expenses

Vessel expenses for the three-month period ended March 31, 2015 were $21,944,711, compared to $22,577,518 in the comparable quarter in 2014. The decrease is attributable primarily to savings in vessel running costs. Vessel expenses for the three-month period ended March 31, 2015 included $20,448,706 in vessel operating costs and $1,496,005 in technical management fees. Vessel expenses for the comparable period in 2014 included $21,113,880, in vessel operating costs and $1,463,638 in technical management fees.

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

Depreciation and Amortization

For the three-month periods ended March 31, 2015 and 2014, total depreciation and amortization expense was $10,557,171 and $19,077,813, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2015 includes $10,271,775 of vessel and other fixed assets depreciation, and $285,396 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended March 31, 2014 were $18,413,964 of vessel and other fixed assets depreciation and $663,849 of amortization of deferred drydocking costs. As a part of the adoption of fresh start accounting all of the drydock costs incurred prior to October 15, 2014 were written off. The decrease in depreciation and amortization expense is attributable to lower vessel valuation upon adoption of fresh start accounting in the fourth quarter of 2014.

On the Effective Date, as part of fresh-start reporting, we revalued our vessel assets which resulted in a decrease in vessel assets and drydocking assets. Effective October 15, 2014, the Successor estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. The change in the estimated useful life will result in an increase in depreciation expense over the remaining life of the vessel assets. Also, on the Effective Date, the company increased the estimated scrap value of the vessels from $150 per lwt to $300 per lwt prospectively based on the 15-year average scrap value of steel. The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of the vessel assets. During the period from January 1 to March 31, 2015, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $966,092 for the Successor. The decrease in depreciation expense resulted in a $0.02 change to the basic and diluted net loss per share for the first quarter 2015.  The basic and diluted net loss per share would have been ($0.57) per share if there was no change in the estimated scrap value.

The cost of all vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $300 per lightweight ton, which we believe is common in the dry bulk shipping industry. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. The Company anticipates that vessels are to be drydocked every two and a half years and, accordingly, these expenses are deferred and amortized over that period.

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with the Exit Financing Facility. All the deferred financing costs relating to the prior credit facility entered into on June 20, 2012 have been written off as part of adoption of fresh start accounting post restructuring. In connection with the Exit Financing Facility, the Company recorded $575,000 in deferred financing costs that amortize over the term of the Exit Financing Facility. For the three-month periods ended March 31, 2015 and 2014, the amortization of deferred financing costs was $28,341 and $2,015,777, respectively.

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

General and administrative expenses for the three-month periods ended March 31, 2015, and 2014, were $4,938,998 and $3,122,933, respectively. These general and administrative expenses include a non-cash compensation component of $1,884,452 and $279,743, respectively. The increase in general and administrative expenses for the three-month period ended March 31, 2015 is primarily attributable to higher non-cash compensation expenses pursuant to the Management Incentive Plan adopted on October 15, 2014.

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash used by operating activities during the three-month period ended March 31, 2015 was $9,636,748, compared with net cash provided by operating activities of $165,414 during the corresponding three-month period ended March 31, 2014.

Net cash used in investing activities during the three-month period ended March 31, 2015, was $742,014, compared with $20,532 during the corresponding three-month period ended March 31, 2014.

Net cash used by financing activities during the three-month period ended March 31, 2015 was 5,191,756 compared to none during the corresponding three-month period ended March 31, 2014.

As of March 31, 2015, our cash balance was $24,404,769, compared to a cash balance of $39,975,287 at December 31, 2014. Also recorded in Restricted Cash is an amount of $66,243, which collateralizes letters of credit relating to our office leases.

At March 31, 2015, the Company’s debt consisted of $216,521,762 in term loans net of $4,571,988 debt discount.

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

Charter hire rates have been volatile and driven down during the first quarter of 2015 and continue to be low in the second quarter of 2015. One of our covenants, the minimum interest coverage ratio is primarily driven off a trailing twelve month calculation of EBITDA. If the current weak drybulk rate environment persists for a long duration or charter hire rates decline further the Company may not be in compliance with this covenant as of its first determination date in December 31, 2015. Accordingly, we may seek waivers or modifications to the Exit Financing Facility, which may be unavailable or subject to conditions. If we were to be unable to cure an event of default our debt could be called by the banks and all amounts then outstanding would be reclassified as a current liability and alternative sources of financing would need to be sought on terms that may not be favorable to the Company or the Company may need to seek additional capital through equity or debt offerings or through the sale of assets. Should such events happen, there can be no assurances that the Company would be able to procure alternate financing or sufficient sources of additional capital.

In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; and enter into a new line of business. The Company is obligated to repay the Exit Financing Facility in 20 equal consecutive quarterly repayment installments each in an amount of U.S. $3,906,250.

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

Dividends

The Company did not make any dividend payments in 2015 or 2014 and currently do not plan to resume the payment of dividends. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the Exit Financing Facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

In addition to acquisitions that we may undertake in future periods, the other major capital expenditures include funding the Company's program of regularly scheduled drydocking necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the three months ended March 31, 2015, five of our vessels were drydocked, three other vessels were still in drydock as of March 31, 2015 and we incurred $3,060,384 in drydocking related costs. In the three months ended March 31, 2014, one of our vessels was drydocked, two other vessels were still in drydock as of March 31, 2014 and we incurred $870,303 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2015	176	$5.2 million
September 30, 2015	220	$6.5 million
December 31, 2015	176	$5.2 million
March 31, 2016	-	-

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.

(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to Note 7 “Commitments and Contingencies - Legal Proceedings” to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 2 , 2015.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the year 2014, the Company, disclosed that it did not maintain effective controls over fresh-start accounting. Specifically, the Company’s internal controls did not operate effectively to ensure that the fresh-start adjustment to reorganization items was recorded accurately and classified appropriately. This control deficiency resulted in an adjustment to reorganization items and related financial disclosures. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were neither effective nor operating at a reasonable assurance level as of March 31, 2015.

Internal Control Over Financial Reporting

There were no material change to internal controls during the quarter.

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

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

10.1	Separation Agreement and General Release, dated March 9, 2015, between Eagle Bulk Shipping Inc. and Sophocles N. Zoullas, filed with the SEC on April 2, 2015.
10.2	Separation Agreement and General Release, dated May 1, 2015, between Eagle Bulk Shipping Inc. and Alexis P. Zoullas.
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer.
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By: /s/ Stanley H.Ryan

--------------------------------------------------------------------------------

Stanley H.Ryan

Chairman of the Board and

Chief Executive Officer

Date: May 15, 2015

By: /s/ Adir Katzav

--------------------------------------------------------------------------------

Adir Katzav

Chief Financial Officer

and Principal Accounting Officer

Date: May 15, 2015