Form 10-Q
period 2015-06-30
Eagle Bulk Shipping Inc.
filed 2015-08-14
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

YES                     NO    X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  X                   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share, 37,639,352 shares outstanding as of August 14, 2015.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014

(Unaudited)

	Successor
ASSETS:	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$27,184,438	$39,975,287
Accounts receivable	11,537,826	14,731,301
Prepaid expenses	2,883,640	3,212,930
Inventories	6,297,658	5,749,273
Investment	2,138,447	8,300,740
Other current assets	3,004,678	4,621,312
Total current assets	53,046,687	76,590,843
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $28,674,281 and $8,766,830, respectively	805,048,200	834,052,684
Other fixed assets, net of accumulated amortization of $112,359 and $118,232, respectively	187,744	230,805
Restricted cash	66,243	66,243
Deferred drydock costs	9,534,157	1,960,792
Deferred financing costs	493,757	550,753
Other assets	424,702	424,702
Total noncurrent assets	815,754,803	837,285,979
Total assets	$868,801,490	$913,876,822
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,457,029	$11,663,697
Accrued interest	385,795	531,918
Other accrued liabilities	10,711,575	9,142,229
Fair value below contract value of time charters acquired	1,526,330	1,648,740
Unearned charter hire revenue	1,379,750	2,389,595
Current portion of long-term debt	15,625,000	15,625,000
Total current liabilities	39,085,479	41,001,179
Noncurrent liabilities:
Long-term debt	208,493,745	204,106,928
Other liabilities	563,181	-
Fair value below contract value of time charters acquired	4,008,286	4,678,049
Total noncurrent liabilities	213,065,212	208,784,977
Total liabilities	252,150,691	249,786,156
Commitment and contingencies
Stockholders' equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 37,639,352 and 37,504,541 shares issued and outstanding, respectively	376,394	375,045
Additional paid-in capital	676,185,073	675,264,349
Accumulated deficit	(59,724,092)	(11,548,728)
Accumulated other comprehensive loss	(186,576)	-
Total stockholders' equity	616,650,799	664,090,666
Total liabilities and stockholders' equity	$868,801,490	$913,876,822

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues, net of commissions	$22,657,372	$42,380,059	$48,988,538	$88,175,450

Voyage expenses	3,156,304	3,480,037	8,338,479	7,317,315
Vessel expenses	21,671,397	24,512,637	43,616,108	47,090,155
Charter hire expenses	1,233,132	-	2,449,096	-
Depreciation and amortization	10,898,049	19,353,495	21,455,220	38,431,308
General and administrative expenses	4,355,499	3,143,152	9,294,497	6,266,085
Loss on sale of vessel	5,696,675	-	5,696,675	-
Total operating expenses	47,011,056	50,489,321	90,850,075	99,104,863
Operating loss	(24,353,684)	(8,109,262)	(41,861,537)	(10,929,413)
Interest expense	2,986,817	28,380,928	6,148,983	48,154,547
Interest Income	-	(2,872)	(2,955)	(6,756)
Other expense	167,799	-	167,799	-
Reorganization expenses	-	8,172,741	-	8,172,741
Total other expense, net	3,154,616	36,550,797	6,313,827	56,320,532

Net loss	$(27,508,300)	$(44,660,059)	$(48,175,364)	$(67,249,945)

Weighted average shares outstanding:
Basic	37,639,352	17,079,991	37,583,491	17,080,079
Diluted	37,639,352	17,079,991	37,583,491	17,080,079

Per share amounts:
Basic net loss	$(0.73)	$(2.61)	$(1.28)	$(3.94)
Diluted net loss	$(0.73)	$(2.61)	$(1.28)	$(3.94)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2015 and 2014

 (Unaudited)

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor

	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net loss	$(27,508,300)	$(44,660,059)	$(48,175,364)	$(67,249,945)

Other comprehensive income:
Change in unrealized gain/(loss) on investment	172,976	1,402,577	(186,576)	(699,069)
Total other comprehensive income (loss)	172,976	1,402,577	(186,576)	(699,069)

Comprehensive loss	$(27,335,324)	$(43,257,482)	$(48,361,940)	$(67,949,014)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

EAGLE BULK SHIPPING INC.

Condensed Consolidated Statement of Stockholders' Equity

For the Six Months Ended June 30, 2015

(Unaudited)

		Common	Additional			Other	Total
	Common	stock	paid-in		Accumulated	comprehensive	stockholders’
	Stock	amount	capital	Net Loss	deficit	income loss	equity

Balance at December 31, 2014 (Successor)	37,504,541	$375,045	$675,264,349	—	$(11,548,728)	—	$664,090,666

Net loss	—	—	—	$(48,175,364)	(48,175,364)	—	(48,175,364)
Change in unrealized loss on investment	—	—	—	—	—	$(186,576)	(186,576)
Vesting of restricted shares, net of shares withheld for employee tax	—	1,349	(1,286,855)	—	—	—	(1,285,506)
Non-cash compensation	—	—	2,207,579	—	—	—	2,207,579

Balance at June 30, 2015 (Successor)	37,504,541	$376,394	$676,185,073		$(59,724,092)	$(186,576)	$616,650,799

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended
	Successor	Predecessor
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(48,175,364)	$(67,249,945)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

Depreciation	20,523,130	36,954,796
Amortization of deferred drydocking costs	932,090	1,476,512
Amortization of deferred financing costs	56,996	12,235,555
Amortization of discount on Exit Facility	1,199,317	-
Amortization of fair value below contract value of time charter acquired	(792,173)	-
Payment-in-kind interest on debt	-	14,803,454
Loss on sale of vessel	5,696,675	-
Realized loss from investment	167,799	-
Non-cash compensation expense	2,207,579	568,360
Drydocking expenditures	(8,505,455)	(2,391,412)
Changes in operating assets and liabilities:
Accounts receivable	3,193,475	(4,526,474)
Other current assets	1,616,634	(4,621,223)
Prepaid expenses	329,290	1,382,673
Inventories	(548,385)	935,100
Accounts payable	(2,206,668)	(966,434)
Accrued interest	(146,123)	10,622,948
Other Accrued Liabilities	2,132,527	4,501,795
Unearned revenue	(1,009,845)	(3,131,980)
Net cash provided by/(used in) operating activities	(23,328,501)	593,725

Cash flows from investing activities:
Vessels and vessel improvements	(1,407,801)	(149,756)
Purchase of other fixed assets	-	(36,445)
Proceeds from sale of vessel	4,235,542	-
Proceeds from sale of investment	5,807,917	-
Net cash provided by/(used in) investing activities	8,635,658	(186,201)

Cash flows from financing activities:
Revolver loan	15,000,000	-
Repayment of Term Loan	(11,812,500)	-
Cash used to settle net share equity awards	(1,285,506)	-
Net cash provided by/(used in) financing activities	1,901,994	-

Net (decrease) / increase in cash and cash equivalents	(12,790,849)	407,524
Cash and cash equivalents at beginning of period	39,975,287	19,682,724
Cash and cash equivalents at end of period	$27,184,438	$20,090,248

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation and General Information

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

As of June 30, 2015, the Company owned and operated a modern fleet of 44 oceangoing vessels comprised of 43 Supramax vessels and 1 Handymax vessel with a combined carrying capacity of 2,404,064 dwt and an average age of approximately 7.9 years. The Company also chartered in a Handylog beginning October 2, 2014 for a period of 7 years.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's revenue during the periods indicated:

% of Revenue
	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Charterer
Charterer A	-	13%	-	13%
Charterer B*	27%	30%	28%	23%

*Charter revenue from a pool that the Company participates.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission (“SEC”) which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the Consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on April 2, 2015.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair statement of its financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are useful lives of fixed assets and intangibles, the period of amortization, the allowances for bad debt, and the fair value of warrants and stock-based compensation.

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

 Exit Financing Facility

  On October 9, 2014, Eagle Bulk Shipping Inc., as borrower, and certain of its subsidiaries, as guarantors, entered into the Exit Financing Facility with certain lenders (the “Exit Lenders”). The Exit Financing Facility is in the amount of $275 million, including a $50 million revolving credit facility, and matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility as a reduction of proceeds. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the facility. The Exit Financing Facility is described further in Note 5 below.

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

FRESH START ACCOUNTING

Financial Statement Presentation

Upon the Company’s emergence from the Prepackaged Case on October 15, 2014, the Company adopted fresh-start accounting in accordance with provisions of ASC 852, Reorganizations (“ASC 852”). Upon adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their fair value as of October 15, 2014, the fresh-start reporting date. The fair values of the Company’s assets and liabilities in conformance with ASC 805, Business Combinations, as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting date, as the Company will have a new basis in its assets and liabilities. Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start accounting. As a result of the adoption of fresh-start reporting, the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations for periods subsequent to October 15, 2014 will not be comparable in many respects to our condensed consolidated balance sheets and condensed consolidated statements of operations for periods prior to October 15, 2014.

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

Note 2.  New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard, as extended by the FASB, is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

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

Note 3.     Vessels

Vessels and Vessel Improvements

At June 30, 2015, the Company’s operating fleet consisted of 44 drybulk vessels. At October 15, 2014, the Company’s vessels were adjusted to a fair value aggregating $842,625,000 as part of fresh start accounting. The fair values were based primarily on valuations obtained from third-party specialists principally utilizing the market value approach.

Vessel and vessel improvements:

Successor

Vessels and Vessel Improvements, at December 31, 2014	$834,052,684
Purchase of Vessel Improvements	1,402,966
Disposal of vessel	(9,932,216)
Depreciation Expense	(20,475,234)
Vessels and Vessel Improvements, at June 30, 2015	$805,048,200

In April 2015, the Company decided to sell the Kite, a 1997-built Handymax, and reached an agreement to sell the vessel for $4,297,100 after brokerage commissions payable to a third party.  The Kite was not available for delivery before April 29, 2015. On May 7, 2015, the Company realized a net loss of $5,696,675 and received net proceeds of $4,235,542 related to the sale after the associated transaction costs.

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

The Company concluded that for the Successor Company as of June 30, 2015 and for the Predecessor Company as of June 30, 2014, the change in the fair value of the KLC investment was “temporary”. The Company recorded cumulative unrealized losses in the amount of $0.2 million and $0.7 million as of June 30, 2015, and 2014 respectively. As of December 31, 2014, the Company recorded an impairment loss of $1.0 million. As such, there is no unrealized gain or (loss) as of December 31, 2014.

The following table provides information on the Company’s investment in KLC capital stock which is recorded at fair value:

	No. of KLC Shares	Cost Basis-Adjusted	Fair Value	Unrealized Loss reported in OCI
Balance at January 1, 2014 (Predecessor)	566,529	$13,817,439	$13,817,439	-

Fair Value-Adjustments, net	-	-	(699,069)	(699,069)

Balance at June 30, 2014 (Predecessor)	566,529	$13,817,439	$13,118,370	$(699,069)

Balance at January 1, 2015 (Successor)	387,453	$8,300,740	$8,300,740	-

KLC Stock Sold	(278,928)	(5,975,717)	(5,807,918)	-

Loss on sale of KLC Stock	-	-	(167,799)	-

Fair Value-Adjustments, net	-	-	(186,576)	(186,576)

Balance at June 30, 2015 (Successor)	108,525	$2,325,023	$2,138,447	$(186,576)

Note 5. Debt

Long-term Debt consists of the following:

	Successor
	June 30, 2015	December 31, 2014
Exit Facility	$228,187,500	$225,000,000
Discount on Facility	(4,068,755)	(5,268,072)
Less: Current Portion	(15,625,000)	(15,625,000)
Total long-term debt	$208,493,745	$204,106,928

Exit Financing Facility

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million revolving credit facility, and matures on October 15, 2019. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus the margin. The revolving credit facility is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the credit facility.

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

The Exit Financing Facility contains financial covenants requiring the Company, among other things, to ensure that the aggregate market value of the vessels in the Company’s fleet at all times does not fall below between 150% and 165% of the aggregate principal amount of debt outstanding under the Exit Financing Facility; the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis divided by the sum of (i) the total shareholders’ equity for the Company and all of its subsidiaries (minus goodwill and other non-tangible items) and (ii) the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis, shall not be more than 0.65; the aggregate of the Company’s and its subsidiaries’ EBITDA will not be less than 2.5x of the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant trailing twelve month period with the measurement beginning December 31, 2015; and the Company maintains a minimum liquidity of not less than the greater of (i) $20,000,000 and (ii) $500,000 per vessel in the Company’s fleet.

In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; and enter into a new line of business. The Company shall repay the Exit Financing Facility in 20 equal consecutive quarterly principal repayment installments each in an amount of U.S. $3,906,250.

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

On August 14, 2015, the Company entered into an Amendatory Agreement (the “Amendatory Agreement”) with certain Exit Lenders under the Exit Financing Facility. Pursuant to the Amendatory Agreement, the Exit Lenders have agreed to, among other things, defer the compliance with the minimum interest coverage covenant under the Exit Financing Facility from December 31, 2015 to December 31, 2016 and amend the method of calculating the Minimum Interest Coverage Ratio (as defined in the Exit Financing Facility) as follows: (i) on a trailing two quarter basis for the fiscal quarter ending December 31, 2016 (ii) on a trailing three quarter basis for the fiscal quarter ending March 31, 2017 and (iii) on a trailing four quarter basis for each succeeding fiscal quarter thereafter. Further, the Amendatory Agreement amended the minimum required security cover covenant under the Exit Financing Facility as follows: (i) for the period prior to June 30, 2016, 165 percent of the Loan (as defined in the Exit Financing Facility) (ii) for the period on or after July 1, 2016 and on or before October 14, 2017, 157.5 percent of the Loan and (iii) thereafter, 165 percent of the Loan. In connection with the Exit Lenders entering into the Amendatory Agreement, the Company shall pay an amendment fee of $0.5 million to the Exit Lenders.

For the three months ended June 30, 2015, interest rates on our outstanding debt ranged from 4.05% to 4.08%, including a margin over LIBOR applicable under the terms of the amended credit facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.24%

For the three months ended June 30, 2014, interest rate on the outstanding debt was 3.73%, including a margin of 3.50% over LIBOR. The weighted average effective interest rate for this period was 3.73%.

For the six months ended June 30, 2015, interest rates on our outstanding debt ranged from 4.04% to 4.08%, including a margin over LIBOR applicable under the terms of the amended credit facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.41%.

For the six months ended June 30, 2014, interest rates on the outstanding debt ranged from 3.62% to 3.73%, including a margin of 3.50% over LIBOR. The weighted average effective interest rate for this period was 3.69%.

Interest Expense consisted of:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Exit Financing Facility Interest	$2,454,928	-	$4,892,670	-
Amortization of Facility Deferred Financing Costs	28,656	-	56,996	-
Amortization of Discount on Facility	503,233	-	1,199,317	-
Term loan Interest	-	$18,161,150	-	$35,918,992
Amortization of Term Loan Deferred Financing Costs	-	10,219,778	-	12,235,555
Total Interest Expense	$2,986,817	$28,380,928	$6,148,983	$48,154,547

Interest paid amounted to $5,038,792 for the six months ended June 30, 2015 and $10,492,590, exclusive of PIK loans for the six months ended June 30, 2014.

Note 6.  Derivative Instruments and Fair Value Measurements

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents and restricted cash—the carrying amounts reported in the Condensed Consolidated balance sheet for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying amounts of borrowings under the revolving credit agreement approximate their fair value, due to the variable interest rate nature thereof.

Investment—includes our available-for-sale securities that are traded in active market internationally. The fair value is measured by using closing stock price from active market.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$2,138,447	—	—	$8,300,740	—	—

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

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $11,419 and $10,708 for the three months ended June 30, 2015 and 2014, respectively. The Company paid average monthly technical management fees of $11,231 and $10,708 per vessel during the six months ended June 30, 2015 and 2014, respectively.

Note 8.   Former Related Party Transactions

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

On October 15, 2014, the above referenced Management Agreement was amended and restated (as so amended and restated, the “Amended Management Agreement”). As per the Amended Management Agreement, the technical management fee is $700 per vessel per day. The commercial management fee is 1.25% of charter hire; provided, however, that no commercial management fee shall be payable with respect to a charter hire that is earned while a vessel is a member of a pool and with respect to which a fee is paid to the pool manager. Following Mr. S. Zoullas’ resignation on March 9, 2015, the Company no longer considers the Amended Management Agreement to be a related party transaction.

On May 22, 2015, the Company received a termination notice to the Amended Management Agreement from Delphin. The notice of termination was given pursuant to the terms of the Amended Management Agreement and will become effective as of August 22, 2015.

Total management fees for the three and six month Successor periods ended June 30, 2015, amounted to $816,525 and $1,619,330 respectively. The advanced balance received from Delphin on account for the management of its vessels as of June 30, 2015 amounted to $156,936. The total reimbursable expenses for the three and six month periods ended June 30, 2015 amounted to $111,575 and $152,932 respectively. The balance due from Delphin as of June 30, 2015 amounted to $12,645. The balance due mainly consists of reimbursable expenses.

Total management fees for the three and six month Predecessor periods ended June 30, 2014 amounted to $545,022 and $1,090,044 respectively. The advanced balance received from Delphin on account for the management of its vessels as of June 30, 2014 amounted to $1,357,469. The total reimbursable expenses for the three and six month periods ended June 30, 2014 amounted to $99,592 and $136,871 respectively. The balance due from Delphin as of June 30, 2014 amounted to $40,711. The balance due mainly consists of reimbursable expenses.

Note 9.  Earnings (Loss) Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the period ended June 30, 2015 and June 30, 2014 for the Successor and Predecessor, respectively. The Predecessor net loss per share for the period ended June 30, 2014 reflects the weighted average of the underlying warrant shares issuable upon exercise of the 146,889 warrants at the exercise price of $0.01 per share. Diluted net loss per share as of June 30, 2014, does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of June 30, 2015 does not include 249,550 stock awards, 535,312 stock options and 3,045,327 warrants as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(27,508,300)	$(44,660,059)	$(48,175,364)	$(67,249,945)
Weighted Average Shares – Basic	37,639,352	17,079,991	37,583,491	17,080,079
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares - Diluted	37,639,352	17,079,991	37,583,491	17,080,079
Basic Loss Per Share	$(0.73)	$(2.61)	$(1.28)	$(3.94)
Diluted Loss Per Share	$(0.73)	$(2.61)	$(1.28)	$(3.94)

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

On June 12, 2015, the Company granted 55,000 restricted shares to an employee. The fair value of the New Eagle MIP Primary Equity equivalent to the market value at the date of grant was $493,900. Amortization of this charge, which is included in the General and administrative expenses, for the quarter ended June 30, 2015, was $35,194.

  On July 7, 2015, the Company announced that it appointed Gary Vogel as Chief Executive Officer of the Company, effective as of September 1, 2015 (the “CEO Effective Date”). The Company entered into an employment agreement with Mr. Vogel on July 6, 2015. Pursuant to the employment agreement, Mr. Vogel will receive at or after the effective date 325,000 restricted shares of common stock of the Company, an option to purchase 325,000 shares of Common Stock at an exercise price per share equal to the fair market value of the Common Stock as of the grant date, and an option to purchase 325,000 shares of Common Stock at an exercise price per share equal to the greater of $13.00 or the fair market value of the Common Stock as of the grant date. The options shall have a five year term and shall vest ratably on each of the first four anniversaries of the CEO Effective Date. All of the restricted shares shall vest on the third anniversary of the CEO Effective Date.

  As of June 30, 2015, stock awards covering a total of 249,660 of the Company’s shares are outstanding. The stock awards vest ratably over four years. The Company is amortizing to General and Administrative expenses the fair value of the non-vested stock awards at the grant date over the vesting period.

  As of June 30, 2015, options covering 535,312 of the Company’s common shares are outstanding with exercise prices ranging from $18.00 to $25.25 per share (the market prices at the dates of grants). The options granted to members of the Company's management under the Management Incentive Plan vest and become exercisable in four equal annual installments beginning on the grant date. All options expire within seven years from the effective date.

For the three months ended June 30, 2015 and 2014, the Company has recorded non-cash compensation charges included in General and administrative expenses of $323,128 and $288,617, respectively. For the six months ended June 30, 2015 and 2014, the Company has recorded non-cash compensation charges included in General and administrative expenses of $2,207,579 and $568,360, respectively. The estimated remaining expense for each of the years ending 2015, 2016 and 2017 will be $1,248,529, $1,403,491 and $747,641, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three and six month periods ended June 30, 2015 and 2014. This section should be read in conjunction with the Condensed Consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2014, which were included in our Form 10-K, filed with the Securities and Exchange Commission on April 2, 2015.

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

As of June 30, 2015, we owned and operated a modern fleet of 44 oceangoing vessels comprised of 43 Supramax vessels and 1 Handymax vessel with a combined carrying capacity of 2,404,064 dwt and an average age of approximately 7.9 years. The Company also chartered in a Handylog beginning October 2, 2014 for a period of 7 years.

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

   Exit Financing Facility

  On October 9, 2014, Eagle Bulk Shipping Inc., as borrower, and certain of its subsidiaries, as guarantors, entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million revolving credit facility, and matures on October 15, 2019. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus the Margin. The revolving credit facility is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the facility.

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

(2)

balance our revenues between mid-term time charters, short-term time charters, voyage charters and pool arrangements to maximize our financial performance throughout shipping cycles. The Company has been executing its commercial strategy by trading in the spot market through spot market-related time charters on voyages, short time charters, index charters, and pool charters. We have entered into either time charter, or voyage charter employment, or pool contracts for all the vessels in our operating fleet. The vessels that are on charters whose revenues are linked to the Baltic Supramax index generally have durations of one-year or less. These index-linked charters, voyage charters and pool contracts provide us with revenue upside as the market improves. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates when appropriate;

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

Information on our Fleet

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of June 30, 2015:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Sep 2015	Pool(2)

Bittern	2009	57,809	Sep 2015	Pool(2)

Canary	2009	57,809	Sep 2015	Pool(2)

Cardinal	2004	55,362	Jul 2015	$9,100(1)

Condor	2001	50,296	Jul 2015	$7,500(1)

Crane	2010	57,809	Sep 2015	Pool (2)

Crested Eagle	2009	55,989	Jul 2015	$6,400(1)

Crowned Eagle	2008	55,940	Jul 2015	$5,700(1)

Egret Bulker	2010	57,809	Sep 2015	Pool (2)

Falcon	2001	50,296	Jul 2015	$6,600(1)

Gannet Bulker	2010	57,809	Jul 2015	$2,950(1)

Golden Eagle	2010	55,989	Jul 2015	$5,800(1)

Goldeneye	2002	52,421	Jul 2015	$3,500(1)

Grebe Bulker	2010	57,809	Dry dock	(3)

Harrier	2001	50,296	Aug 2015	$10,000

Hawk I	2001	50,296	Jul 2015	$8,500(1)

Ibis Bulker	2010	57,775	Sep 2015	Pool (2)

Imperial Eagle	2010	55,989	Jul 2015	$5,500(1)

Jaeger	2004	52,248	Jul 2015	$5,200(1)

Jay	2010	57,802	July 2015	$6,500(1)

Kestrel I	2004	50,326	July 2015	$9,500(1)

Kingfisher	2010	57,776	Sep 2015	Pool (2)

Kittiwake	2002	53,146	Jul 2015	$8,750(1)

Martin	2010	57,809	Sep 2015	Pool (2)

Merlin	2001	50,296	Jul 2015	$5,500(1)

Nighthawk	2011	57,809	Sep 2015	Pool (2)

Oriole	2011	57,809	Jul 2015	$7,000(1)

Osprey I	2002	50,206	Jul 2015	$10,062(1)

Owl	2011	57,809	Jul 2015	$5,600(1)

Peregrine	2001	50,913	Jul 2015	$8,375(1)

Petrel Bulker	2011	57,809	Open	(1)

Puffin Bulker	2011	57,809	Jul 2015	Voyage(1)

Redwing	2007	53,411	Jul 2015	$6,000(1)

Roadrunner Bulker	2011	57,809	Open	(1)

Sandpiper Bulker	2011	57,809	Jul 2015	Voyage (1)

Shrike	2003	53,343	Sep 2015	Pool(2)

Skua	2003	53,350	Jul 2015	$9,250(1)

Sparrow	2000	48,225	Jul 2015	$9,500(1)

Stellar Eagle	2009	55,989	Oct 2015	$7,050

Tern	2003	50,200	Aug 2015	$7,800

Thrasher	2010	53,360	Jul 2015	$5,800(1)

Thrush	2011	53,297	Sep 2015	Pool (2)

Woodstar	2008	53,390	Aug 2015	$7,000

Wren	2008	53,349	Sep 2015	Pool(2)

(1)

Upon conclusion of the previous charter or if open as of June 30, 2015, the vessel will commence a short term charter for up to six months or a voyage charter. The time charter hire rates presented are gross daily charter rates before brokerage commissions, ranging from 1.25% to 5.00%, to third party ship brokers.

(2)

These vessels are operating in a dry bulk pool for a period between 8 to 14 months. On May 20, 2015, the Company delivered a 90 day termination notice to Navig8 to terminate the Pool arrangements for all of its vessels in the Pool. The notice of termination was given pursuant to the terms of the Company’s pool agreement.

(3)	Upon conclusion of the drydocking, the vessel will commence a short term charter for up to six months or re enter the dry bulk pool.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate and obtain financing and insurance for, the purchase and sale of vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. We have established an in-house technical management function and engage a third party technical manager that performs day-to-day operations and maintenance of our vessels.

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

Our third-party technical manager is paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. The Company paid average monthly technical management fees of $11,419 and $10,708 for the three months ended June 30 2015 and 2014, respectively. The Company paid average monthly technical management fees of $11,231 and $10,708 per vessel during the six months ended June 30, 2015 and 2014, respectively.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our interim unaudited Condensed Consolidated financial statements, which have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and warrants and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 2, 2015.

Use of Estimates:

  .

  The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are stock-based compensation, the useful lives of fixed assets and intangibles, the period of dry dock amortization, the allowances for bad debt, and the fair value of warrants.

Results of Operations for the three and six month periods ended June 30, 2015 and 2014:

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Ownership Days	4,040	4,095	8,090	8,145
Chartered in Days	91		181
Available Days	3,949	4,065	7,969	8,061
Operating Days	3,850	3,996	7,754	7,933
Fleet Utilization	97.5%	98.3%	97.3%	98.4%

 In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations.

•               Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days for the six month period ended June 30, 2015 were 8,090 compared to 8,145 in the corresponding period in the prior year due to the sale of the vessel Kite during the second quarter of 2015.

•               Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

•               Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six-month period ended June 30, 2015, the Company completed drydocking fourteen vessels while one other vessel was still in drydocking as of June 30, 2015. During the six-month period ended June 30, 2014, the Company completed drydocking three vessels while one other vessel was still in drydocking as of June 30, 2014.

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

 Gross time and voyage charter revenues in the quarter ended June 30, 2015 were $23,853,039, compared with $44,194,434 recorded in the comparable quarter in 2014. The decrease in revenue is attributable to lower charter rates earned by the fleet, reduced available days due to drydocking of an increased number of vessels and the sale of one vessel, the Kite, in the quarter ended June 30, 2015. Brokerage commissions incurred on revenues earned in the quarters ended June 30, 2015 and 2014 were $1,195,667 and $1,814,375, respectively. Net revenues during the quarters ended June 30, 2015 and 2014, were $22,657,372 and $42,380,059, respectively.

 Gross time and voyage charter revenues in the six-month period ended June 30, 2015 were $51,564,828, compared with $92,054,896 recorded in the comparable period in 2014. The decrease in revenue is attributable to lower charter rates earned by the fleet, reduced available days due to drydocking of an increased number of vessels and the sale of one vessel, the Kite in the quarter ended June 30, 2015. Brokerage commissions incurred on revenues earned in the six-month periods ended June 30, 2015 and 2014 were $2,576,290 and $3,879,446, respectively. Net revenues during the six-month periods ended June 30, 2015 and 2014, were $48,988,538 and $88,175,450, respectively.

 Voyage Expenses

 To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the owner. Voyage expenses for the three-month period ended June 30, 2015 were $3,156,304, compared to $3,480,037 in the comparable quarter in 2014. Voyage expenses for the six-month period ended June 30, 2015 were $8,338,479, compared to $7,317,315 in the comparable period in 2014.

 Vessel Expenses

Vessel expenses for the three-month period ended June 30, 2015 were $21,671,397, compared to $24,512,637 in the comparable quarter in 2014. The decrease is attributable primarily to the lower vessel running costs. Vessel expenses for the three-month period ended June 30, 2015 included $20,149,605 in vessel operating costs and $1,521,792 in technical management fees. Vessel expenses for the comparable period in 2014 included $23,037,019 in vessel operating costs and $1,475,618 in technical management fees.

Vessel expenses for the six-month period ended June 30, 2015 were $43,616,108, compared to $47,090,155 in the comparable quarter in 2014. The decrease is attributable primarily to the lower vessel running costs. Vessel expenses for the six-month period ended June 30, 2015 included $40,598,311 in vessel operating costs and $3,017,797 in technical management fees. Vessel expenses for the comparable period in 2014 included $44,150,899 in vessel operating costs and $2,939,256 in technical management fees.

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

 Depreciation and Amortization

For the three-month periods ended June 30, 2015 and 2014, total depreciation and amortization expense was $10,898,049 and $19,353,495, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2015 includes $10,251,355 of vessel and other fixed assets depreciation, and $646,694 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended June 30, 2014 were $18,540,832 of vessel and other fixed assets depreciation and $812,663 of amortization of deferred drydocking costs. As a part of the adoption of fresh start accounting, all of the dry dock costs incurred prior to October 15, 2014 were written off. The decrease in depreciation and amortization expense is attributable to lower vessel valuation upon adoption of fresh start accounting in the fourth quarter of 2014.

For the six-month periods ended June 30, 2015 and 2014, total depreciation and amortization expense was $21,455,220 and $38,431,308, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2015 includes $20,523,130 of vessel and other fixed assets depreciation, and $932,090 relating to the amortization of deferred drydocking costs. Comparable amounts for the six month period ended June 30, 2014 were $36,954,796 of vessel and other fixed assets depreciation and $1,476,512 of amortization of deferred drydocking costs. The decrease in depreciation and amortization expense is attributable to lower vessel valuation upon adoption of fresh start accounting in the fourth quarter of 2014.

On the Effective Date, as part of fresh-start reporting, we revalued our vessel assets which resulted in a decrease in vessel assets and drydocking assets. Effective October 15, 2014, the Successor Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. The change in the estimated useful life results in an increase in depreciation expense over the remaining life of the vessel assets. During the period January 1 to June 30, 2015, the decrease in remaining life of the vessels resulted in additional depreciation expense of $ 3,098,010. The increase in depreciation expense resulted in increase of $0.04 and $0.08 to the basic and diluted net loss per share for the three and six month periods ended June 30, 2015. The basic and diluted net loss per share would have been $0.69 for the three months ended June 30, 2015 and $1.20 for the six months ended June 30, 2015 if there was no change in the estimated useful life of the vessel assets. Also, on the Effective Date, the Company increased the estimated scrap value of the vessels from $150 per lwt to $300 per lwt prospectively based on the 15-year average scrap value of steel. The change in the estimated scrap value results in a decrease in depreciation expense over the remaining life of the vessel assets. During the period from January 1 to June 30, 2015, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $1,859,707 for the Successor. The decrease in depreciation expense resulted in a decrease of $0.02 and $0.05 to the basic and diluted net loss per share for the three and six month periods ended June 30, 2015. The basic and diluted net loss per share would have been $0.75 for the three months ended June 30, 2015 and $1.33 for the six months ended June 30, 2015 if there was no change in the estimated scrap value.

The cost of all vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $300 per lightweight ton, which we believe is common in the dry bulk shipping industry. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. The Company anticipates that vessels are to be dry-docked every two and a half years and, accordingly, these expenses are deferred and amortized over that period.

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with the Exit Financing Facility. All the deferred financing costs relating to the prior credit facility entered into on June 20, 2012 have been written off as part of adoption of fresh start accounting post restructuring. In connection with the Exit Financing Facility, the Company recorded $575,000 in deferred financing costs that amortize over the term of the Exit Financing Facility. For the three-month periods ended June 30, 2015 and 2014, the amortization of deferred financing costs was $28,655 and $10,219,778, respectively. For the six-month periods ended June 30, 2015 and 2014, the amortization of deferred financing costs was $56,996 and $12,235,555, respectively.

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

General and administrative expenses for the three-month periods ended June 30, 2015 and 2014, were $4,355,499 and $3,143,152, respectively. These general and administrative expenses include a non-cash compensation component of $323,127 and $288,617, respectively. The increase in general and administrative expenses for the three-month period ended June 30, 2015 compared to the comparable period in 2014 is primarily attributable to increase in advisers fees.

General and administrative expenses for the six-month periods ended June 30, 2015 and 2014, were $9,294,497 and $6,266,085, respectively. These general and administrative expenses include a non-cash compensation component of $2,207,579 and $568,360, respectively. The increase in general and administrative expenses for the six-month period ended June 30, 2015 compared to the comparable period in 2014, is primarily attributable to the increase in non cash compensation expense and advisers fees offset by higher third party management fees received during the six months ended June 30, 2015.

Effects of Inflation

 We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash used by operating activities during the six-month period ended June 30, 2015 was $23,328,501, compared with net cash provided by operating activities of $593,725 during the corresponding six-month period ended June 30, 2014. The decrease is primarily due to lower charter rates on time charter renewals and higher drydock expenditures.

   Net cash provided by investing activities during the six-month period ended June 30, 2015 was $8,635,658, compared with net cash used in investing activities of $186,201 during the corresponding six-month period ended June 30, 2014. The increase is due to proceeds of $4,235,542 from the sale of the Kite and proceeds of $5,807,917 from the sale of KLC shares.

 Net cash provided by financing activities during the six-month period ended June 30, 2015 was 1,901,994, compared with none during the corresponding six-month period ended June 30, 2014. We borrowed $15,000,000 from our revolver credit facility and we repaid $11,812,500 toward our term loan.

 As of June 30, 2015, our cash balance was $27,184,438, compared to a cash balance of $39,975,287 at December 31, 2014. Also recorded in Restricted Cash is an amount of $66,243, which collateralizes letters of credit relating to our office leases.

At June 30, 2015, the Company’s debt consisted of $228,187,500 in term loans, net of $4,068,755 debt discount.

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million revolving credit facility of which $15 million is currently outstanding, and matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus margin ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the facility.

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

  The Exit Financing Facility contains financial covenants requiring the Company, among other things, to ensure that: the aggregate market value of the vessels in the Company’s fleet at all times does not fall below between 150% and 165% of the aggregate principal amount of debt outstanding under the Exit Financing Facility; the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis divided by the sum of (i) the total shareholders’ equity for the Company and all of its subsidiaries (minus goodwill and other non-tangible items) and (ii) the total financial indebtedness of the Company and all of its subsidiaries on a consolidated basis, shall not be more than 0.65; the aggregate of the Company’s and its subsidiaries’ EBITDA will not be less than 2.5x of the aggregate amount of interest incurred and net amounts payable under interest rate hedging arrangements during the relevant trailing twelve month period with the measurement beginning December 31, 2015; and the Company maintains a minimum liquidity of not less than the greater of (i) $20,000,000 and (ii) $500,000 per vessel in the Company’s fleet.

In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; and enter into a new line of business. The Company is obligated to repay the Exit Financing Facility in 20 equal consecutive quarterly principal repayment installments each in an amount of U.S. $3,906,250.

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

On August 14, 2015, the Company entered into an Amendatory Agreement (the “Amendatory Agreement”) with certain Exit Lenders under the Exit Financing Facility. Pursuant to the Amendatory Agreement, the Exit Lenders have agreed to, among other things, defer the compliance with the minimum interest coverage covenant under the Exit Financing Facility from December 31, 2015 to December 31, 2016 and amend the method of calculating the Minimum Interest Coverage Ratio (as defined in the Exit Financing Facility) as follows: (i) on a trailing two quarter basis for the fiscal quarter ending December 31, 2016 (ii) on a trailing three quarter basis for the fiscal quarter ending March 31, 2017 and (iii) on a trailing four quarter basis for each succeeding fiscal quarter thereafter. Further, the Amendatory Agreement amended the minimum required security cover covenant under the Exit Financing Facility as follows: (i) for the period prior to June 30, 2016, 165 percent of the Loan (as defined in the Exit Financing Facility) (ii) for the period on or after July 1, 2016 and on or before October 14, 2017, 157.5 percent of the Loan and (iii) thereafter, 165 percent of the Loan. In connection with the Exit Lenders entering into the Amendatory Agreement, the Company shall pay an amendment fee of $0.5 million to the Exit Lenders.

Dividends

The Company did not make any dividend payments in 2015 or 2014 and currently does not plan to resume the payment of dividends. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the Exit Financing Facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

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

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. Fourteen vessels completed drydocking in the six months ended June 30, 2015 while one other vessel was still in drydocking as of June 30, 2015 and we incurred $8,505,455 in drydocking related costs. Three vessels completed drydocking in the six months ended June 30, 2014 while one other vessel was still in drydocking as of June 30, 2014 and we incurred $2,391,412 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

 The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2) (in millions)
September 30, 2015	44	$1.30
December 31, 2015	-	-
March 31, 2016	88	$2.60
June 30, 2016	44	$1.30

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

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

During the second quarter of 2015, we implemented remedial actions to address the material weakness described in “Item 9A. Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 2, 2015.

To address the material weakness, as of the date of this quarterly report, new and enhanced controls have been designed and implemented to properly address questions regarding the application of fresh-start accounting as applicable to the Company. These controls include the following:

■	Our internal policy relating to fresh-start accounting has been refined and reissued.
■	Additional accounting guidance has been provided to the accounting personnel relating to fresh-start accounting.
■	We have established a more comprehensive review and approval process for recording the journal entries related to fresh-start accounting.

We believe the actions described herein sufficiently remediated the material weakness and strengthened our internal control over financial reporting, particularly given the one-time implementation of fresh-start accounting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II: OTHER INFORMATION

Item 1 -	Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 7 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and is incorporated by reference herein.

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

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this quarterly report.

Item 6 –	Exhibits

EXHIBIT INDEX

10.1

Separation Agreement and General Release, dated May 1, 2015, between Eagle Bulk Shipping Inc. and Alexis P. Zoullas. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter end March 31, 2015

10.2	Employment agreement dated July 7, 2015, between Eagle Bulk Shipping Inc. and Gary Vogel.
10.3	2014 Equity Incentive Plan
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer.
31.2	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
99.1	Section 13(r) Disclosure.
101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30,2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By: /s/ Stanley H. Ryan

--------------------------------------------------------------------------------

Stanley H. Ryan

Chairman of the Board and

Chief Executive Officer

Date: August 14, 2015

By: /s/ Adir Katzav

--------------------------------------------------------------------------------

Adir Katzav

Chief Financial Officer

and Principal Accounting Officer

Date: August 14, 2015