Form 10-Q
period 2015-09-30
Eagle Bulk Shipping Inc.
filed 2015-11-16
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common Stock, par value $0.01 per share, 38,232,054 shares outstanding as of November 16, 2015.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC.

Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014

(Unaudited)

	Successor
ASSETS:	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$25,283,350	$39,975,287
Accounts receivable	11,094,138	14,731,301
Prepaid expenses	1,555,719	3,212,930
Inventories	6,547,466	5,749,273
Investment	1,046,977	8,300,740
Other current assets	474,390	4,621,312
Total current assets	46,002,040	76,590,843
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $38,910,877 and $8,766,830, respectively	794,917,415	834,052,684
Other fixed assets, net of accumulated amortization of $135,962 and $118,232, respectively	170,506	230,805
Restricted cash	66,243	66,243
Deferred drydock costs	9,685,030	1,960,792
Deferred financing costs	464,786	550,753
Other assets	102,956	424,702
Total noncurrent assets	805,406,936	837,285,979
Total assets	$851,408,976	$913,876,822

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,364,800	$11,663,697
Accrued interest	342,416	531,918
Other accrued liabilities	9,539,398	9,142,229
Fair value below contract value of time charters acquired	1,401,799	1,648,740
Unearned charter hire revenue	2,223,731	2,389,595
Current portion of long-term debt	15,625,000	15,625,000
Total current liabilities	37,497,144	41,001,179
Noncurrent liabilities:
Long-term debt	212,586,273	204,106,928
Other liabilities	624,604	-
Fair value below contract value of time charters acquired	3,684,381	4,678,049
Total noncurrent liabilities	216,895,258	208,784,977
Total liabilities	254,392,402	249,786,156
Commitment and contingencies
Stockholders' equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 37,639,352 and 37,504,541 shares issued and outstanding, respectively	376,394	375,045
Additional paid-in capital	676,975,876	675,264,349
Accumulated deficit	(80,100,712)	(11,548,728)
Accumulated other comprehensive loss	(234,984)	-
Total stockholders' equity	597,016,574	664,090,666
Total liabilities and stockholders' equity	$851,408,976	$913,876,822

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues, net of commissions	$29,127,482	$29,846,038	$78,116,020	$118,021,488

Voyage expenses	5,202,219	5,062,030	13,540,698	12,379,345
Vessel expenses	23,979,906	24,842,113	67,596,014	71,932,268
Charter hire expenses	1,248,649	-	3,697,745	-
Depreciation and amortization	11,284,454	19,611,354	32,739,674	58,042,662
General and administrative expenses	4,420,097	6,566,185	13,714,594	12,832,270
Loss on sale of vessel	-	-	5,696,675	-
Total operating expenses	46,135,325	56,081,682	136,985,400	155,186,545
Operating loss	(17,007,843)	(26,235,644)	(58,869,380)	(37,165,057)
Interest expense	3,048,180	12,312,139	9,197,163	60,466,686
Interest Income	-	(1,369)	(2,955)	(8,125)
Other expense	320,597	-	488,396	-
Reorganization expenses	-	7,311,240	-	15,483,981
Total other expense, net	3,368,777	19,622,010	9,682,604	75,942,542

Net loss	$(20,376,620)	$(45,857,654)	$(68,551,984)	$(113,107,599)

Weighted average shares outstanding:
Basic	37,639,352	19,172,717	37,602,316	17,785,290
Diluted	37,639,352	19,172,717	37,602,316	17,785,290

Per share amounts:
Basic net loss	$(0.54)	$(2.39)	$(1.82)	$(6.36)
Diluted net loss	$(0.54)	$(2.39)	$(1.82)	$(6.36)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2015 and 2014

 (Unaudited)

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor

	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net loss	$(20,376,620)	$(45,857,654)	$(68,551,984)	$(113,107,599)

Other comprehensive income:
Change in unrealized gain/(loss) on investment	(48,406)	256,781	(234,984)	(442,288)
Total other comprehensive income/(loss)	(48,406)	256,781	(234,984)	(442,288)

Comprehensive loss	$(20,425,026)	$(45,600,873)	$(68,786,968)	$(113,549,887)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Net Loss	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2014 (Successor)	37,504,541	$375,045	$675,264,349	—	$(11,548,728)	—	$664,090,666

Net loss	—	—	—	$(68,551,984)	(68,551,984)	—	(68,551,984)
Change in unrealized loss on investment	—	—	—	—	—	$(234,984)	(234,984)
Vesting of restricted shares, net of shares withheld for employee tax	134,811	1,349	(1,286,855)	—	—	—	(1,285,506)
Non-cash compensation	—	—	2,998,382	—	—	—	2,998,382

Balance at September 30, 2015 (Successor)	37,639,352	$376,394	$676,975,876		$(80,100,712)	$(234,984)	$597,016,574

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended
	Successor	Predecessor
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(68,551,984)	$(113,107,599)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	30,783,330	55,670,788
Amortization of deferred drydocking costs	1,956,344	2,371,874
Amortization of deferred financing costs	85,967	16,278,544
Amortization of Debtor In-Possession Loan Facility deferred financing costs	-	576,923
Amortization of discount on Exit Financing Facility	1,698,095	-
Amortization of fair value below contract value of time charter acquired	(1,240,609)	-
Payment-in-kind interest on debt	-	17,858,132
Loss on sale of vessel	5,696,675	-
Realized loss from investment	112,589	-
Allowance for accounts receivable	-	1,824,519
Non-cash compensation expense	2,998,382	765,339
Drydocking expenditures	(9,680,582)	(4,008,903)
Reorganization items, non cash	-	3,107,207
Changes in operating assets and liabilities:
Accounts receivable	3,637,163	(2,846,887)
Other current assets	4,468,668	(3,702,486)
Prepaid expenses	1,657,211	1,584,689
Inventories	(798,193)	(972,777)
Accounts payable	(3,298,897)	(826,763)
Accrued interest	(189,502)	(63,955)
Accrued interest subject to compromise	-	15,102,925
Other Accrued Liabilities	1,021,773	2,238,703
Unearned revenue	(165,864)	(2,944,853)
Net cash used in operating activities	(29,809,434)	(11,094,580)

Cash flows from investing activities:
Vessels and vessel improvements	(1,508,778)	(149,756)
Purchase of other fixed assets	(11,201)	(190,530)
Proceeds from sale of vessel	4,235,542	-
Proceeds from sale of investment	6,906,190	-
Net cash provided by/(used in) investing activities	9,621,753	(340,286)

Cash flows from financing activities:
Debtor In Possession Loan Facility	-	25,000,000
Proceeds from Revolver Loan	23,000,000	-
Fee paid to the lenders	(500,000)	-
Deferred financing costs	-	(750,000)
Repayment of Term Loan under the Exit Financing Facility	(15,718,750)	-
Cash used to settle net share equity awards	(1,285,506)	-
Net cash provided by financing activities	5,495,744	24,250,000

Net (decrease) / increase in cash and cash equivalents	(14,691,937)	12,815,134
Cash and cash equivalents at beginning of period	39,975,287	19,682,724
Cash and cash equivalents at end of period	$25,283,350	$32,497,858

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation and General Information

The accompanying condensed consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the “Company”, “we” or “our”). References to “Predecessor” refer to the Company between the period January 1, 2014 and October 15, 2014. References to “Successor” refer to the Company after October 16, 2014. The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, chartering and operation of dry-bulk vessels. The Company's fleet is comprised of Supramax and Handymax dry bulk carriers and the Company operates its business in one business segment.

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

As of September 30, 2015, the Company owned and operated a modern fleet of 44 oceangoing vessels comprised of 43 Supramax vessels and 1 Handymax vessel with a combined carrying capacity of 2,404,064 deadweight tons, or “dwt” (a unit of a vessel’s capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms; a vessel’s dwt is the total weight the vessel can carry when loaded to a particular load line) and an average age of approximately 8.2 years. The Company also charters in a Handylog bulk carrier beginning October 2, 2014 for a period of seven years.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's revenue during the periods indicated:

	% of Revenue
	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Charterer
Charterer A	-	-	-	11%
Charterer B*	12%	37%	23%	26%

*Charter revenue from a pool in which the Company participated.

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

Bankruptcy Filing

On August 6, 2014, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with lenders constituting the “Majority Lenders” (as such term is defined in the Company’s Fourth Amended and Restated Credit Agreement, dated June 20, 2012 (the “Credit Agreement”)) under its Credit Agreement (the “Consenting Lenders”), which contemplated a plan of reorganization through a balance sheet restructuring of the Company’s obligations upon the terms specified therein. On the same day, the Company filed a voluntary prepackaged case (the “Prepackaged Case”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). The Prepackaged Case was filed only in respect of the parent company, Eagle Bulk Shipping Inc., but not any of its subsidiaries. Through the Prepackaged Case, the Company sought to implement a balance sheet restructuring pursuant to the terms of its prepackaged plan of reorganization filed with the Court (the “Plan”). The Company continued to operate its business as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

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

●

The cancellation of all outstanding equity interests in the Company as of the Effective Date, with the current holders of such equity interests (other than the Consenting Lenders on account of certain warrants held by them or shares of common stock received upon conversion of such warrants ) receiving (i) shares of the reorganized Company’s common stock (“New Eagle Common Stock”) equal to 0.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date (subject to dilution by the New Eagle Equity Warrants (as defined below) and the Management Incentive Program (as defined below)), and (ii) an aggregate of 3,045,327 New Eagle Equity Warrants. Each New Eagle Equity Warrant has a seven year term (commencing on the Effective Date) and is exercisable for one share of New Eagle Common Stock (subject to adjustment as set forth in the New Eagle Equity Warrant Agreement and dilution by the Management Incentive Program).

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

FRESH START ACCOUNTING

Financial Statement Presentation

Upon the Company’s emergence from the Prepackaged Case on October 15, 2014, the Company adopted fresh-start accounting in accordance with provisions of ASC 852, Reorganizations (“ASC 852”). Upon adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their fair value as of October 15, 2014, the fresh-start reporting date. The fair values of the Company’s assets and liabilities in conformance with ASC 805, Business Combinations, as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting date, as the Company has a new basis in its assets and liabilities. Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start accounting. As a result of the adoption of fresh-start reporting, the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations for periods subsequent to October 15, 2014 will not be comparable in many respects to the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations for periods prior to October 15, 2014.

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

In April 2015, the FASB issued ASU No.2015-3, “Simplifying the Presentation of Debt Issuance Costs”. The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. The guidance should be applied on a retrospective basis. The effective date of the new guidance is for fiscal years beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new guidance specifies that the inventory be measured at the lower of cost and net realizable value. The amendment would apply prospectively and would be effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within annual reporting periods after December 15, 2017. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

Note 3.	Vessels

Vessels and Vessel Improvements

At September 30, 2015, the Company’s operating fleet consisted of 44 drybulk vessels. At October 15, 2014, the Company’s vessels were adjusted to a fair value aggregating $842,625,000 as part of fresh start accounting. The fair values were based primarily on valuations obtained from third-party specialists principally utilizing the market value approach.

Successor

Vessels and Vessel Improvements, at December 31, 2014	$834,052,684
Purchase of Vessel Improvements	1,508,778
Disposal of Vessel	(9,932,217)
Depreciation Expense	(30,711,830)
Vessels and Vessel Improvements, at September 30, 2015	$794,917,415

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

The Company concluded that for the Successor Company as of September 30, 2015 and for the Predecessor Company as of September 30, 2014, the change in the fair value of the KLC investment was “temporary”. The Company recorded cumulative unrealized losses in the amount of $ 0.2 million and $ 0.4 million as of September 30, 2015, and 2014 respectively. As of December 31, 2014, the Company recorded an impairment loss of $ 1.0 million. As such, there is no unrealized gain or (loss) as of December 31, 2014.

The following table provides information on the Company’s investment in KLC capital stock which is recorded at fair value:

	No. of KLC Shares	Cost Basis-Adjusted	Fair Value	Unrealized Loss reported in AOCI
Balance at January 1, 2014 (Predecessor)	566,529	$13,817,439	$13,817,439	-

Fair Value-Adjustments, net	-	-	(442,288)	$(442,228)

Balance at September 30, 2014 (Predecessor)	566,529	$13,817,439	$13,375,151	$(442,288)

Balance at January 1, 2015 (Successor)	387,453	$8,300,740	$8,300,740	-

KLC Stock Sold	(327,615)	(7,018,779)	(6,906,190)	-

Loss on sale of KLC Stock	-	-	(112,589)	-

Fair Value-Adjustments, net	-	-	(234,984)	(234,984)

Balance at September 30, 2015 (Successor)	59,838	$1,281,961	$1,046,977	$(234,984)

Note 5.	Debt

Long-term Debt consists of the following:

	Successor
	September 30, 2015	December 31, 2014
Exit Financing Facility	$232,281,250	$225,000,000
Discount on Exit Financing Facility	(4,069,977)	(5,268,072)
Less: Current Portion	(15,625,000)	(15,625,000)
Total Long-Term debt	$212,586,273	$204,106,928

Exit Financing Facility

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million revolving credit facility of which the Company borrowed $23 million as of September 30, 2015, and matures on October 15, 2019. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus margin ranging between 3.5% to 4.0% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the credit facility.

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

In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; and enter into a new line of business. The Company shall repay the Exit Financing Facility in 20 equal consecutive quarterly principal repayment installments each in an amount of $3,906,250.

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

On August 14, 2015, the Company entered into an Amendatory Agreement (the “Amendatory Agreement”) with certain Exit Lenders under the Exit Financing Facility. Pursuant to the Amendatory Agreement, the Exit Lenders have agreed to, among other things, defer the compliance with the minimum interest coverage covenant under the Exit Financing Facility from December 31, 2015 to December 31, 2016 and amend the method of calculating the Minimum Interest Coverage Ratio (as defined in the Exit Financing Facility) as follows: (i) on a trailing two quarter basis for the fiscal quarter ending December 31, 2016 (ii) on a trailing three quarter basis for the fiscal quarter ending March 31, 2017 and (iii) on a trailing four quarter basis for each succeeding fiscal quarter thereafter. Further, the Amendatory Agreement amended the minimum required security cover covenant under the Exit Financing Facility as follows: (i) for the period prior to June 30, 2017, 165 percent of the Loan (as defined in the Exit Financing Facility) (ii) for the period on or after July 1, 2017 and on or before October 14, 2017, 157.5 percent of the Loan and (iii) thereafter, 165 percent of the Loan. In connection with entering into the Amendatory Agreement, the Company paid the Exit Lenders an amendment fee of $0.5 million. The fees has been capitalized along with the existing unamortized discount on Exit Financing Facility and amortized as interest expense.

For the three months ended September 30, 2015, interest rates on our outstanding debt ranged from 4.06% to 4.08%, including a margin over LIBOR applicable under the terms of the Exit Financing Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.10%

For the three months ended September 30, 2014, interest expense included 2.00% default interest on the unpaid interest as of June 30, 2014 and 6.00% interest on the DIP Loan Facility post filing of the Chapter 11 case in addition to interest under the Company’s old term loan facility at 3.50% margin over Libor. Interest expense ceased being accrued as of August 6, 2014 under the old term loan facility except for the interest in respect of the DIP Loan Facility.

For the nine months ended September 30, 2015, interest rates on our outstanding debt ranged from 4.04% to 4.08%, including a margin over LIBOR applicable under the terms of the amended Exit Financing Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.30%.

For the nine months ended September 30, 2014, interest rates on the outstanding debt ranged from 3.73% to 8.23%, including a margin of 3.50% over LIBOR. The weighted average effective interest rate for this period was 2.94%.

Interest Expense consisted of:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Exit Financing Facility Interest	$2,520,432		$7,413,101
Amortization of Facility Deferred Financing Costs	28,970		85,967
Amortization of Discount on Facility	498,778		1,698,095
Old Term Loan Interest		$7,380,769		$43,299,761
DIP Loan Facility Interest		311,458		311,458
Amortization of DIP Loan Facility deferred financing costs		576,923		576,923
Amortization of Old Term Loan Deferred Financing Costs		4,042,989		16,278,544
Total Interest Expense	$3,048,180	$12,312,139	$9,197,163	$60,466,686

Interest paid amounted to $7,602,603 for the nine months ended September 30, 2015 and $10,714,117 for the nine months ended September 30, 2014.

Note 6.	Derivative Instruments and Fair Value Measurements

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Investment	$1,046,977	—	—	$8,300,740	—	—

Note 7.	Commitments and Contingencies

Legal Contingencies

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows. The Company records a liability when it is probable that a loss has been incurred and that amount is reasonably estimable.

In November 2015, the Company filed a voluntary self-disclosure report with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company's new board and management have implemented robust remedial measures and significantly enhanced compliance safeguards to ensure that our activities are in compliance with U.S. sanctions laws, there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations.

Vessel Technical Management Contract

The Company has technical management agreements for certain of its vessels with independent technical managers. The Company paid average monthly technical management fees of $11,042 and $10,708 for the three months ended September 30, 2015 and 2014, respectively. The Company paid average monthly technical management fees of $10,861 and $10,708 per vessel during the nine months ended September 30, 2015 and 2014, respectively. On August 24, 2015, the Company provided three months’ notice to its third party technical manager to terminate the technical management contract. The Company intends to transfer those vessels to Company’s in-house technical management.

Other Commitments

On October 14, 2015, the Company entered into a lease termination and surrender agreement for the New York office space effective on March 31, 2016. Under the agreement the Company will pay $1.76 million as an early termination fee.

On October 15, 2015, the Company entered into a new commercial lease agreement as a subtenant for office space in Stamford, Connecticut. The lease is effective from January 1, 2016 through June 29, 2023, with an average annual rent of $419,536.

Note 8.	Transactions with former related parties

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

On May 22, 2015, the Company received a termination notice to the Amended Management Agreement from Delphin. The notice of termination was given pursuant to the terms of the Amended Management Agreement and became effective as of August 22, 2015.

Total management fees for the three and nine month Successor periods ended September 30, 2015, amounted to $854,634 and $2,473,964 respectively. The total reimbursable expenses for the three and nine month periods ended September 30, 2015 amounted to $137,965 and $220,530, respectively.

Total management fees for the three and nine month Predecessor periods ended September 30, 2014 amounted to $545,022 and $1,635,066 respectively. The total reimbursable expenses for the three and nine month periods ended September 30, 2014 amounted to $44,724 and $181,595, respectively.

Note 9.	Loss Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the three and nine months periods ended September 30, 2015 and September 30, 2014 for the Successor and Predecessor, respectively. The Predecessor net loss per share for the period ended September 30, 2014 reflects the weighted average of the underlying warrant shares issuable upon exercise of the 615,997 warrants at the exercise price of $0.01 per share. Diluted net loss per share as of September 30, 2014, does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of September 30, 2015 does not include 574,660 stock awards, 1,185,312 stock options and 3,045,327 warrants as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2015 Successor	September 30, 2014 Predecessor	September 30, 2015 Successor	September 30, 2014 Predecessor

Net loss	$(20,376,620)	$(45,857,654)	$(68,551,984)	$(113,107,599)
Weighted Average Shares – Basic	37,639,352	19,172,717	37,602,316	17,785,290
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares - Diluted	37,639,352	19,172,717	37,602,316	17,785,290
Basic Loss Per Share	$(0.54)	$(2.39)	$(1.82)	$(6.36)
Diluted Loss Per Share	$(0.54)	$(2.39)	$(1.82)	$(6.36)

Note 10.	Stock Incentive Plans

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

On June 12, 2015, the Company granted 55,000 restricted shares to an employee. The fair value of the New Eagle MIP Primary Equity equivalent to the market value at the date of grant was $493,900. Amortization of this charge, which is included in the General and administrative expenses, for the nine months ended September 30, 2015, was $77,737.

On July 7, 2015, the Company announced that it appointed Gary Vogel as Chief Executive Officer of the Company, effective as of September 1, 2015 (the “CEO Effective Date”). The Company entered into an employment agreement with Mr. Vogel on July 6, 2015. Pursuant to the employment agreement, on September 29, 2015, the Company granted to Mr. Vogel 325,000 restricted shares of common stock of the Company, an option to purchase 325,000 shares of Common Stock at an exercise price of $5.87 per share, and an option to purchase 325,000 shares of Common Stock at an exercise price of $13.00 per share, in each case, (i) subject to the terms of the Company’s 2014 Equity Incentive Plan and the applicable award agreement and (ii) pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. The options have a five year term and will vest ratably on each of the first four anniversaries of the CEO Effective Date. All of the restricted shares will vest on the third anniversary of the CEO Effective Date subject to Mr. Vogel’s continued employment. The fair value of Mr. Vogel’s restricted stock award is equivalent to the market value at the date of grant was $1,907,750. Amortization of this charge, which is included in non-cash compensation expense, for the quarter ended September 30, 2015, was $95,042. The fair value of each of the option was $623,828 for the $5.87 options and $200,160 for the $13.00 options. For the purposes of determining the non-cash compensation cost for the Company's stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 1.09%, an expected stock price volatility factor of 41.6% and a dividend rate of 0%. The aggregate fair value of these stock options awards on the date of grant was $823,988. Amortization of this charge, which is included in non-cash compensation expense, for the quarter ended September 30, 2015, was $34,986.

As of September 30, 2015, stock awards covering a total of 574,660 of the Company’s shares are outstanding. The stock awards vest ratably over four years. The Company is amortizing to General and Administrative expenses the fair value of the non-vested stock awards at the grant date over the vesting period.

As of September 30, 2015, options covering 1,185,312 of the Company’s common shares are outstanding with exercise prices ranging from $5.87 to $25.25 per share. The options granted to members of the Company's management under the Management Incentive Plan vest and become exercisable in four equal annual installments beginning on the grant date. All options expire within five to seven years from the effective date.

For the three months ended September 30, 2015 and 2014, the Company has recorded non-cash compensation charges included in General and administrative expenses of $790,803 and $196,979, respectively. For the nine months ended September 30, 2015 and 2014, the Company has recorded non-cash compensation charges included in General and administrative expenses of $2,998,382 and $765,339, respectively. The estimated remaining expense for each of the years ending 2015, 2016 and 2017 will be $966,167, $2,698,919 and $1,350,132, respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three and nine month periods ended September 30, 2015 and 2014. This section should be read in conjunction with the Condensed Consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2014, which were included in our Form 10-K, filed with the Securities and Exchange Commission on April 2, 2015.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures, (xi) the outcome of legal proceeding in which we are involved; and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

As of September 30, 2015, we owned and operated a modern fleet of 44 oceangoing vessels comprised of 43 Supramax vessels and 1 Handymax vessel with a combined carrying capacity of 2,404,064 dwt and an average age of approximately 8.2 years. The Company also charters in a Handylog bulk carrier beginning October 2, 2014 for a period of seven years.

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

Key components of the Plan included:

●	Entry into a new senior secured credit facility (the “Exit Financing Facility”) as of October 9, 2014, in the amount of $275 million (inclusive of a $50 million revolving credit facility)

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

(2)

balance our revenues between mid-term time charters, short-term time charters, voyage charters to maximize our financial performance throughout shipping cycles. The Company has been executing its commercial strategy by trading in the spot market through spot market-related time charters on voyages, short time charters, and pool charters. We have entered into either time charter, or voyage charter employment, or pool contracts for all the vessels in our operating fleet. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates when appropriate;

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

Information on our Fleet

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of September 30, 2015:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate (1)

Avocet	2010	53,462	Oct 2015	$5,100

Bittern	2009	57,809	Nov 2015	$10,750

Canary	2009	57,809	Oct 2015	$5,250

Cardinal	2004	55,362	Oct 2015	$10,250

Condor	2001	50,296	Oct 2015	$7,000

Crane	2010	57,809	Oct 2015	Voyage

Crested Eagle	2009	55,989	Oct 2015	$5,850

Crowned Eagle	2008	55,940	Dec 2015	Voyage

Egret Bulker	2010	57,809	Nov 2015	$4,000 (2)

Falcon	2001	50,296	Oct 2015	$4,500

Gannet Bulker	2010	57,809	Oct 2015	$11,350

Golden Eagle	2010	55,989	Oct 2015	$6,000

Goldeneye	2002	52,421	Nov 2015	$13,500

Grebe Bulker	2010	57,809	Oct 2015	$4,500

Harrier	2001	50,296	Oct 2015	$5,200

Hawk I	2001	50,296	Oct 2015	$5,225

Ibis Bulker	2010	57,775	Oct 2015	$1,200 (3)

Imperial Eagle	2010	55,989	Oct 2015	$8,500 (4)

Jaeger	2004	52,248	Oct 2015	$5,200

Jay	2010	57,802	Oct 2015	$6,150

Kestrel I	2004	50,326	Oct 2015	$9,000

Kingfisher	2010	57,776	Oct 2015	$9,350

Kittiwake	2002	53,146	Oct 2015	$4,800

Martin	2010	57,809	Dec 2015	$1,650 (5)

Merlin	2001	50,296	Oct 2015	$6,300

Nighthawk	2011	57,809	Oct 2015	$5,150

Oriole	2011	57,809	Nov 2015	$7,000

Osprey I	2002	50,206	Oct 2015	$4,750

Owl	2011	57,809	Nov 2015	$7,500

Peregrine	2001	50,913	Oct 2015	$9,500

Petrel Bulker	2011	57,809	Oct 2015	$5,500

Puffin Bulker	2011	57,809	Oct 2015	$13,250

Redwing	2007	53,411	Oct 2015	$5,300

Roadrunner Bulker	2011	57,809	Nov 2015	$4,000

Sandpiper Bulker	2011	57,809	Oct 2015	$7,000

Shrike	2003	53,343	Oct 2015	$5,700

Skua	2003	53,350	Oct 2015	$11,500

Sparrow	2000	48,225	Oct 2015	$9,500

Stellar Eagle	2009	55,989	Oct 2015	$7,050

Tern	2003	50,200	Oct 2015	$9,750

Thrasher	2010	53,360	Nov 2015	$5,250

Thrush	2011	53,297	Oct 2015	$3,050

Woodstar	2008	53,390	Nov 2015	$5,600

Wren	2008	53,349	Oct 2015	$6,500

(1)

Upon conclusion of the previous charter as of September 30, 2015, the vessel will commence a short term charter for up to six months or a voyage charter. The time charter hire rates presented are gross daily charter rates before address and brokerage commissions, ranging from 1.25% to 5.50%, to third party ship brokers.

(2)	The vessel is contracted to continue the existing time charter at a charter rate of $8,000 after November 1, 2015.

(3)	The vessel is contracted to continue the existing time charter at a charter rate of $8,250 after November 5, 2015.

(4)	The vessel is contracted to continue the existing time charter at a charter rate of $10,000 after October 5, 2015.

(5)	The vessel is contracted to continue the existing time charter at a charter rate of $7,350 after December 10, 2015.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate and obtain financing and insurance for, the purchase and sale of vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. We have established an in-house technical management function.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in New York City, and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of sixty-six shore-based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:

•     commercial operations and technical supervision;

•     safety monitoring;

•     vessel acquisition; and

•     financial, accounting and information technology services.

Technical Management

The technical management of a portion of our fleet has been provided by an unaffiliated third party technical manager, V.Ships Limited, which we believe is one of the world's largest providers of independent ship management and related services. We have also established in-house technical management capabilities, through which we provide technical management services to a majority of our vessels, in addition to establishing a vessel management bench-mark with V.Ships Limited, the external technical manager. On August 24, 2015, the Company provided three months’ notice to V. Ships Limited to terminate the technical management contract. The Company intends to transfer those vessels to in-house technical management.

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

Our third-party technical manager is paid a fixed management fee for each vessel in our operating fleet for the technical management services provided. The Company paid average monthly technical management fees of $11,042 and $10,708 for the three months ended September 30, 2015 and 2014, respectively. The Company paid average monthly technical management fees of $10,861 and $10,708 per vessel during the nine months ended September 30, 2015 and 2014, respectively.

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

Use of Estimates:

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are stock-based compensation, the useful lives of fixed assets, scrap value and intangibles, the period of dry dock amortization, the allowances for bad debt, and the fair value of warrants.

Results of Operations for the three and nine month periods ended September 30, 2015 and 2014:

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Ownership Days	4,048	4,140	12,138	12,285
Chartered in Days	92	-	273	-
Available Days	4,080	4,083	12,049	12,143
Operating Days	3,996	4,001	11,750	11,934
Fleet Utilization	98%	98%	97.5%	98.3%

 In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations.

●	Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days for the nine month period ended September 30, 2015 were 12,138 compared to 12,285 in the corresponding period in the prior year due to the sale of one vessel, the Kite, during the second quarter of 2015.

●	Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

●	Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine-month period ended September 30, 2015, the Company completed drydocking seventeen vessels. During the nine-month period ended September 30, 2014, the Company completed drydocking six vessels.

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

 Revenues

 Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions inclusive of address commissions ranging from 1.25% to 5.50% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

 Gross time and voyage charter revenues in the quarter ended September 30, 2015 were $30,612,503, compared with $31,381,634 recorded in the comparable quarter in 2014. The decrease in revenue was attributable to reduced available days due to drydocking of an increased number of vessels and the sale of one vessel, the Kite, in the quarter ended June 30, 2015. Brokerage commissions incurred on revenues earned in the quarters ended September 30, 2015 and 2014 were $1,485,021 and $1,535,596, respectively. Net revenues during the quarters ended September 30, 2015 and 2014, were $29,127,482 and $29,846,038, respectively.

 Gross time and voyage charter revenues in the nine-month period ended September 30, 2015 were $82,177,331, compared with $123,436,530 recorded in the comparable period in 2014. The decrease in revenue is attributable to lower charter rates earned by the fleet, reduced available days due to drydocking of an increased number of vessels and the sale of one vessel, the Kite in the quarter ended June 30, 2015. Brokerage commissions incurred on revenues earned in the nine-month periods ended September 30, 2015 and 2014 were $4,061,311 and $5,415,042, respectively. Net revenues during the nine-month periods ended September 30, 2015 and 2014, were $78,116,020 and $118,021,488, respectively.

 Voyage Expenses

 To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the owner. Voyage expenses for the three-month period ended September 30, 2015 were $5,202,219, compared with $5,062,030 in the comparable quarter in 2014. Voyage expenses for the nine-month period ended September 30, 2015 were $13,540,698, compared with $12,379,345 in the comparable period in 2014.

 Vessel Expenses

Vessel expenses for the three-month period ended September 30, 2015 were $23,879,906, compared with $24,842,113 in the comparable quarter in 2014. The decrease is attributable primarily to the lower vessel running costs. Vessel expenses for the three-month period ended September 30, 2015 included $22,492,616 in vessel operating costs and $1,487,290 in technical management fees. Vessel expenses for the comparable period in 2014 included $23,354,516 in vessel operating costs and $1,487,597 in technical management fees.

Vessel expenses for the nine-month period ended September 30, 2015 were $67,596,014, compared with $71,932,268 in the comparable quarter in 2014. The decrease is attributable primarily to the lower vessel running costs. Vessel expenses for the nine-month period ended September 30, 2015 included $63,090,927 in vessel operating costs and $4,505,087 in technical management fees. Vessel expenses for the comparable period in 2014 included $67,505,415 in vessel operating costs and $4,426,853 in technical management fees.

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

 Depreciation and Amortization

For the three-month periods ended September 30, 2015 and 2014, total depreciation and amortization expense was $11,284,454 and $19,611,354, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2015 includes $10,260,200 of vessel and other fixed assets depreciation, and $1,024,254 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2014 were $18,715,992 of vessel and other fixed assets depreciation and $895,362 of amortization of deferred drydocking costs. As a part of the adoption of fresh start accounting, all of the dry dock costs incurred prior to October 15, 2014, were written off. The decrease in depreciation and amortization expense is attributable to lower vessel valuation upon adoption of fresh start accounting in the fourth quarter of 2014.

For the nine-month periods ended September 30, 2015 and 2014, total depreciation and amortization expense was $32,739,674 and $58,042,662, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2015 includes $30,783,330 of vessel and other fixed assets depreciation, and $1,956,344 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine-month period ended September 30, 2014 were $55,670,788 of vessel and other fixed assets depreciation and $2,371,874 of amortization of deferred drydocking costs. The decrease in depreciation and amortization expense is attributable to lower vessel valuation upon adoption of fresh start accounting in the fourth quarter of 2014.

On the Effective Date, as part of fresh-start reporting, we revalued our vessel assets which resulted in a decrease in vessel assets and drydocking assets. Effective October 15, 2014, the Successor Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. The change in the estimated useful life results in an increase in depreciation expense over the remaining life of the vessel assets. During the period January 1 to September 30, 2015, the decrease in remaining life of the vessels resulted in additional depreciation expense of $ 4,673,741. The increase in depreciation expense resulted in an increase of $0.04 and $0.12 to the basic and diluted net loss per share for the three and nine month periods ended September 30, 2015. Also, on the Effective Date, the Company increased the estimated scrap value of the vessels from $150 per lwt to $300 per lwt prospectively based on the 15-year average scrap value of steel. The change in the estimated scrap value results in a decrease in depreciation expense over the remaining life of the vessel assets. During the period from January 1 to September 30, 2015, the increase in the estimated scrap value resulted in a decrease in depreciation expense of $2,803,763 for the Successor. The decrease in depreciation expense resulted in a decrease of $0.02 and $0.07 to the basic and diluted net loss per share for the three and nine month periods ended September 30, 2015.

The cost of all vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $300 per lightweight ton, which we believe is common in the dry bulk shipping industry. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. The Company anticipates that vessels are to be dry docked every two and a half years and, accordingly, these expenses are deferred and amortized over that period.

Amortization of deferred financing costs is included in interest expense. These financing costs relate to costs associated with the Exit Financing Facility. All the deferred financing costs relating to the prior credit facility entered into on June 20, 2012 have been written off as part of adoption of fresh start accounting post restructuring. In connection with the Exit Financing Facility, the Company recorded $575,000 in deferred financing costs that amortize over the term of the Exit Financing Facility. For the three-month periods ended September 30, 2015 and 2014, the amortization of deferred financing costs was $28,970 and $4,042,989, respectively. For the nine-month periods ended September 30, 2015 and 2014, the amortization of deferred financing costs was $85,967 and $16,278,544, respectively.

General and Administrative Expenses

Our general and administrative expenses include onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors’ fees, and directors’ and officers’ insurance. General and administrative expenses also include non-cash compensation expenses.

General and administrative expenses for the three-month periods ended September 30, 2015 and 2014, were $4,420,097 and $6,566,185, respectively. These general and administrative expenses include a non-cash compensation component of $790,803 and $196,979, respectively. The decrease in general and administrative expenses for the three-month period ended September 30, 2015 compared with the comparable period in 2014 is primarily attributable to a decrease in the allowance for bad debts.

General and administrative expenses for the nine-month periods ended September 30, 2015 and 2014, were $13,714,594 and $12,832,270, respectively. These general and administrative expenses include a non-cash compensation component of $2,998,382 and $765,339, respectively. The increase in general and administrative expenses for the nine-month period ended September 30, 2015 compared with the comparable period in 2014, is primarily attributable to the increase in non cash compensation expense and advisers fees offset by higher third party management fees received and lower allowance for bad debts compared with the comparable period ending September 30, 2014.

Effects of Inflation

 We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities during the nine-month period ended September 30, 2015 was $29,809,434, compared with $11,094,580 during the corresponding nine-month period ended September 30, 2014. The increase is primarily due to lower charter rates on time charter renewals.

 Net cash provided by investing activities during the nine-month period ended September 30, 2015 was $9,621,753, compared with net cash used in investing activities of $340,286 during the corresponding nine-month period ended September 30, 2014. The increase is due to proceeds of $4,235,542 from the sale of the Kite vessel and proceeds of $6,906,190 from the sale of KLC shares offset by higher expenditures on vessel improvements.

 Net cash provided by financing activities during the nine-month period ended September 30, 2015 was $5,495,744, compared with $24,250,000 during the corresponding nine-month period ended September 30, 2014. During the nine-month period ended September 30, 2015, we borrowed $23,000,000 from our revolving credit facility under the Exit Financing Facility and repaid $15,718,750 toward our term loan under the Exit Financing Facility. We also paid $500,000 to amend our Exit Financing Facility and $1,285,506 to settle taxes on net share equity awards.

 As of September 30, 2015, our cash balance was $25,283,350 compared with a cash balance of $39,975,287 at December 31, 2014. Also recorded in Restricted Cash is an amount of $66,243, which collateralizes letters of credit relating to our office leases.

At September 30, 2015, the Company’s debt consisted of $232,281,250 in term loans under the Exit Financing Facility, net of $4,069,977 unamortized debt discount.

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million revolving credit facility of which the Company borrowed $$23 million as of September 30, 2015, and matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin ranging between 3.50% and 4.00% per annum. The revolving credit facility under the Exit Financing Facility is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the facility.

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

In addition, the Exit Financing Facility also imposes operating restrictions on the Company including limiting the Company’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); merge or consolidate with, or transfer all or substantially all of the Company’s assets to, another person; and enter into a new line of business. The Company is obligated to repay the Exit Financing Facility in 20 equal consecutive quarterly principal repayment installments each in an amount of $3,906,250.

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

On August 14, 2015, the Company entered into an Amendatory Agreement (the “Amendatory Agreement”) with certain Exit Lenders under the Exit Financing Facility. Pursuant to the Amendatory Agreement, the Exit Lenders have agreed to, among other things, defer the compliance with the minimum interest coverage covenant under the Exit Financing Facility from December 31, 2015 to December 31, 2016 and amend the method of calculating the Minimum Interest Coverage Ratio (as defined in the Exit Financing Facility) as follows: (i) on a trailing two quarter basis for the fiscal quarter ending December 31, 2016 (ii) on a trailing three quarter basis for the fiscal quarter ending March 31, 2017 and (iii) on a trailing four quarter basis for each succeeding fiscal quarter thereafter. Further, the Amendatory Agreement amended the minimum required security cover covenant under the Exit Financing Facility as follows: (i) for the period prior to June 30, 2017, 165 percent of the Loan (as defined in the Exit Financing Facility) (ii) for the period on or after July 1, 2017 and on or before October 14, 2017, 157.5 percent of the Loan and (iii) thereafter, 165 percent of the Loan. In connection with the Exit Lenders entering into the Amendatory Agreement, the Company paid an amendment fee of $0.5 million. The fee has been capitalized along with the existing unamortized discount on Exit Financing Facility and amortized as interest expense.

Contingencies

In November 2015, the Company filed a voluntary self-disclosure report with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company’s new board and management have implemented robust remedial measures and significantly enhanced compliance safeguards to ensure that our activities are in compliance with U.S. sanctions laws, there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations.

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

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. Seventeen vessels completed drydocking in the nine months ended September 30, 2015 and we incurred $9,680,582 in drydocking related costs. Six vessels completed drydocking in the nine months ended September 30, 2014 and we incurred $4,008,903 in drydocking related costs.

 The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2) (in millions)
December 31, 2015	22	$0.65
March 31, 2016	66	$1.95
June 30, 2016	44	$1.30
September 30, 2016	88	$2.60

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2015.

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

Item 2 –	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -	Defaults Upon Senior Securities

None.

Item 4 –	Mine Safety Disclosures

None.

Item 5 -	Other Information

None.

Item 6 –	Exhibits

EXHIBIT INDEX

10.1	Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, by and between Eagle Bulk Shipping Inc. and Gary Vogel, dated as of September 29, 2015.
10.2	Option Award Agreement under the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, by and between Eagle Bulk Shipping Inc. and Gary Vogel, dated as of September 29, 2015.
10.3	Amendatory Agreement dated as of August 14, 2015.
31.1	Rule 13a-14(d) / 15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (unaudited) for the Nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the Nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the Nine months ended September 30, 2015 and 2014, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine months ended September 30, 2015 and 2014, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By: /s/ Gary Vogel

-------------------------------------------------------------------------------

Gary Vogel

Chief Executive Officer

(principal executive officer of the registrant)

Date: November 16, 2015

By: /s/ Adir Katzav

--------------------------------------------------------------------------------

Adir Katzav

Chief Financial Officer

(principal financial officer of the registrant)

Date: November 16, 2015