Form 10-K
period 2015-12-31
Eagle Bulk Shipping Inc.
filed 2016-03-31
CIK 1322439

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-33831

EAGLE BULK SHIPPING INC.

(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98–0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 First Stamford Place, 5th Floor
Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 276–8100

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

Large accelerated filer☐	Accelerated filer☒	Non-Accelerated filer	Smaller reporting company☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second quarter, was $111,726,458 based on the closing price of $6.97 per share on the Nasdaq Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain shareholders of the registrant holding above 10% of the outstanding shares of common stock; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 30, 2016, 38,287,504 shares of the registrant's common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the registrant within 120 days of December 31, 2015, the last day of the registrant’s fiscal year, in connection with its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

We are Eagle Bulk Shipping Inc., a Marshall Islands corporation headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk are vessels which are constructed with on-board cranes, ranging in size from approximately 50,000 to 65,000 dwt and considered a sub-category of the Handymax segment; typically defined as 40,000-65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of December 31, 2015, we owned and operated a modern fleet of 44 Supramax segment dry bulk vessels. We also charter-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Supramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 44 vessels in our operating fleet, with an aggregate carrying capacity of 2,404,064 deadweight tons, have an average age of 8.4 years as of December 31, 2015.

In April 2015, the Company reached an agreement to sell the Kite, a 1997-built vessel, for $4,297,100 after brokerage commissions payable to a third party.  On May 7, 2015 the Company sold the vessel and realized a net loss of $5,696,675 in the second quarter of 2015.

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

In November 2015, the Company filed a voluntary self-disclosure report with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma) (the “OFAC Disclosure). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company's new board and management have implemented robust remedial measures and significantly enhanced its compliance safeguards, there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations.

On January 15, 2016, the “Company” entered into a Forbearance and Standstill Agreement (the “Forbearance Agreement”) by and among the Company, certain subsidiaries of the Company party to the Exit Financing Facility as guarantors and each lender under the Loan Agreement executing the Forbearance Agreement, which constitute the majority lenders (the “Specified Lenders”) whereby the Specified Lenders agreed to forbear, during the forbearance period, from exercising certain of their available remedies under the Finance Exit Financing Facility with respect to or arising out of:

●	one or more events of default that exist as a result of the Company’s voluntary OFAC Disclosure described above (the “Disclosed Defaults”); and

●

the subsequent event of default that occurred as a result of the Company’s failure to pay when due the quarterly repayment installment due January 15, 2016, under the Loan Agreement (the “Payment Default” and, together with the Disclosed Defaults, the “Specified Defaults”).

The Company and the Specified Lenders entered into the Forbearance Agreement (and each of the amendments and waivers granted as described below) to provide the Company with time, liquidity and flexibility to evaluate potential financing alternatives to enhance its liquidity, with the objective of reaching agreement by the end of the Forbearance Period Including its discussions with certain of its shareholders and Exit Lenders with respect to such financing alternatives;

The forbearance period under the Forbearance Agreement was originally set to expire on the earliest to occur of (1) 6:00 a.m. (New York City time) on February 2, 2016; (2) the occurrence of any event of default under the Exit Financing Facility other than a Specified Default; (3) the failure by the Company and the guarantors to comply with the covenants set forth in the Forbearance Agreement, which failure continues for more than two business days after written notice from the Specified Lenders or the agent under the Exit Financing Facility; or (4) the failure of the representations and warranties made by the Company and the guarantors set forth in the Forbearance Agreement to be true and correct in any material respect as of the date made

The Company, the guarantors, the Specified Lenders and the agent and security trustee under the Exit Financing Facility amended the Forbearance Agreement seven times to extend the period of forbearance, the final amendment dated as of March 22, 2016, until March 29,2016. In connection with the second amendment to the Forbearance Agreement, on February 9, 2016, the Company made the quarterly payment installment to the Exit Lenders that was due on January 15, 2016 in the amount of $3,906,250, which payment served to cure the related event of default under the Exit Financing Facility. In addition, in connection with the second, fourth amendment and sixth amendment, the Specified Lenders and the agent and security trustee agreed to temporarily waive the Company’s compliance with the minimum liquidity covenant under the Exit Financing Facility, each time reducing the liquidity that was required to be maintained. Under the fourth waiver, dated as of March 18, 2016, the Company was granted a further temporary waiver of minimum liquidity covenant to temporarily eliminate its application.

Liquidity

As a result of the very challenging market conditions in the dry bulk shipping sector in recent years, the Company has incurred significant losses since 2012, and negative operating cash flow since 2013.  In 2014, the Company filed for bankruptcy and emerged from bankruptcy in October 2014.  Since emerging from bankruptcy, the Company has continued to incur significant losses.  The rate environment continues to be low, and the Company had certain events of default under its credit facility for which its lenders agreed to a forbearance agreements, pursuant to a forbearance agreement, as amended regarding such defaults. In March 2016, the Company completed the refinancing discussed below, which mitigated the liquidity issues facing the Company. After the refinancing, the Company’s credit line as part of the First Lien Facility, as defined herein, will be available for working capital needs of the Company.  However, the drybulk sector continues to experience significant challenges and shipping rates have been very low. There are no assurances that the level of liquidity will be adequate to continue to fund the Company’s operating needs, particularly if the dry bulk rate environment continues to operate at historically low levels.  If such low rates continue, the Company may be required to sell vessels, or to raise additional funds, although there is no assurance that the sale of any vessels or financing will be available on terms acceptable to the Company, if at all.

Corporate Reorganization and Refinancing

On March 30, 2016, we entered into a “Contribution Agreement” with a newly-formed wholly-owned subsidiary, Eagle Shipping LLC, a limited liability company organized under the laws of the Marshall Islands pursuant to which the Company transferred, assigned and contributed to Eagle Shipping, and Eagle Shipping received, accepted and assumed, all of the tangible and intangible assets of the Company (other than the membership interests in Eagle Shipping owned by the Company and certain deposit accounts held by the Company, which deposit account balances were transferred) and all of the liabilities of the Company (the “Contribution”), including all of the Company’s rights and obligations under the Exit Financing Facility. Immediately following the Contribution, Eagle Shipping became the direct parent company of each of the Company’s previously directly-owned subsidiaries. The Contribution was part of the transactions contemplated by the agreements also entered into on March 30, 2016 and described below, which transactions were consummated on March 30, 2016, after the fulfillment of certain conditions precedent.

First Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that are guarantors under the Exit Financing Facility, as guarantors, entered into an Amended and Restated First Lien Loan Agreement with the “First Lien Lenders” and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amends and restates the Exit Financing Facility in its entirety, providing for Eagle Shipping to be the borrower in the place of the Company, and further provides for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure. The A&R First Lien Loan Agreement provides for a term loan outstanding in the amount of $201,468,750 as well as a $50,000,000 revolving credit facility of which $10,000,000 is currently undrawn. The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the Agent and First Lien Lenders in connection with the First Lien Facility.

Eagle Shipping’s obligations under the First Lien Facility are secured by a first priority mortgage on each of the vessels currently in the Company’s fleet and such other vessels that it may from time to time include with the approval of the First Lien Lenders, a first assignment of its earnings account, its liquidity account and its vessel-owning subsidiaries’ earnings accounts, a first assignment of all charters with terms that may exceed 18 months, freights, earnings, insurances, requisition compensation and management agreements with respect to the vessels and a first priority pledge of the membership interests of each of Eagle Shipping’s vessel-owning subsidiaries. In the future, Eagle Shipping may grant additional security to the lenders from time to time.

The First Lien Facility contains financial covenants requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in the Company’s fleet (plus the value of certain additional collateral) at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017, 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the First Lien Facility and maintains minimum liquidity of not less than the greater of (i) $8,140,000 and (ii) $185,000 per vessel in the Company’s fleet. In addition, the First Lien Facility also imposes operating restrictions on Eagle Shipping including limiting Eagle Shipping’s ability to, among other things: pay dividends and incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels);and merge or consolidate with, or transfer all or substantially all of Eagle Shipping’s assets to, another person. Upon entering into the First Lien Facility, Eagle Shipping made a principal payment with respect to the term loan of $11,718,750. At June 30, 2017, June 30, 2018, December 31, 2017 and 2018, Eagle Shipping is obligated to repay the First Lien Facility semi-annually in an amount equal to 75% of Eagle Shipping’s excess cash flow for the preceding semi-annual period, as defined in the First Lien Facility, subject to a cap of such mandatory prepayments of $15,625,000 in any fiscal year. Thereafter, Eagle Shipping will make payments of $3,906,250 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019.

The First Lien Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the First Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the First Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.

Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries, as guarantors, entered into the “Second Lien Loan Agreement” with the “Second Lien Lenders” and the “Second Lien Agent”. The Second Lien Lenders include certain of the Company’s existing shareholders, , as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60 million (the “Second Lien Facility”), and matures on January 14, 2020 (the date which is 91 days after the original stated maturity of the First Lien Facility. The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or Base Rate (as defined in the Second Lien Loan Agreement) plus 13% per annum, paid in kind quarterly in arrears. The Company will use the proceeds from the Second Lien Facility to pay down all amounts outstanding in respect of the revolving credit facility under the Exit Financing Facility, pay three quarters of amortization payments under the Exit Financing Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and add cash to the balance sheet, which cash would be deposited in an account subject to the security interest and control of the First Lien Lenders and the Second Lien Lenders.

Eagle Shipping’s obligations under the Second Lien Facility are secured by a second priority lien on the same collateral securing Eagle Shipping’s obligations under the First Lien Facility, subject to the terms of the Intercreditor Agreement (as defined below). Eagle Shipping may grant additional security to the Second Lien Lenders from time to time in the future, subject to the terms of the Intercreditor Agreement.

The Second Lien Facility contains financial covenants substantially similar to those in the First Lien Facility, subject to standard cushions, requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in the Company’s fleet (plus the value of certain additional collateral) at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017 , 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the Second Lien Facility (provided that Eagle Shipping will not be required to comply with such covenant until the First Lien Facility has been paid in full) and maintain a minimum liquidity of not less than the greater of (i) $6,512,000 and (ii) $148,000 per vessel in Eagle Shipping’s fleet. In addition, the Second Lien Facility also imposes operating restrictions on the Company including limiting Eagle Shipping’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); and merge or consolidate with or transfer all or substantially all of Eagle Shipping’s assets to, another person. Eagle Shipping may not prepay the Second Lien Facility while amounts or commitments under the First Lien Facility remain outstanding.

The Second Lien Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the Second Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the Second Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company issued up to 344,587,536 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders will receive shares equivalent to 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock is being made pursuant to the exemption from registration under section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares are expected to be delivered in two stages to the Second Lien Lenders that were lenders upon the execution of the Second Lien Facility: (1) shares in the amount of up to 7,619,213 representing approximately 19.9% of the Company’s current share count are expected to be delivered after the approval by NASDAQ of the listing of such shares pursuant to a supplemental listing application; and (2) approved by the Company’s board, the Company intends to hold a shareholder vote in compliance with NASDAQ Marketplace Rule 5635 (d) to permit the issuance to the Second Lien Lenders of the additional common stock to or in excess of 20% of the Company’s share count, and the remainder of share are expected to be delivered after approval by the shareholders. In addition, the Company intends to file a proxy statement with the SEC in connection with a special meeting of the Company’s stockholders to vote on proposals seeking approval of this issuance, an increase in the amount of authorized shares of common stock sufficient for the issuance of the remaining shares to the Second Lien Lenders after shareholder approval as well as a reverse stock split.

Intercreditor Agreement

Concurrently with Eagle Shipping’s entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and in connection with the granting of security interest in the collateral under those agreements, Eagle Shipping entered into an Intercreditor Agreement, dated as of March 30, 2016 (the “Intercreditor Agreement”) among Eagle Shipping, the First Lien Agent and the Second Lien Agent. The Intercreditor Agreement governs the relative rights and priorities of the secured parties in respect of liens on the assets of Eagle Shipping and its subsidiaries securing the First Lien Facility and the Second Lien Facility.

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

●	All claims of unsecured creditors of Eagle Bulk Shipping Inc. were unaffected and were paid in full in the ordinary course.
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

Exit Financing Facility

On October 9, 2014, Eagle Bulk Shipping Inc., as borrower, and certain of its subsidiaries, as guarantors, entered into the Exit Financing Facility with certain lenders (the “Exit Lenders”). The Exit Financing Facility is in the amount of $275 million, including a $50 million revolving credit facility out of which $40 million has been drawn, and matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin ranging between 3.50% and 4.00% per annum (the “Margin”). The revolving credit facility is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the facility. The Exit Financing Facility is described further in Note 7 to the consolidated financial statements.

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

Available Information

We carry out the commercial and strategic management of our fleet through our wholly-owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company which maintains its principal executive offices in Stamford Connecticut. Each of our vessels is owned by us through a separate wholly owned Marshall Islands limited liability company.

We maintain our principal executive offices at 300, First Stamford Place 5th Floor, Stamford, Connecticut. Our telephone number at that address is (203) 276-8100. Our website address is www.eagleships.com. Information contained on our website does not constitute part of this Annual Report.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Form 10-K begins on page 28.

References in this Annual report to “we,” “us,” “our,” “Eagle Bulk” and the “Company” all refer to Eagle Bulk Shipping Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires. References to “Predecessor” refer to the Company between the period January 1, 2014 and October 15 2014 and prior. References to “Successor” refer to the Company after October 16, 2014.

Management of Our Fleet

Our Connecticut-based management team primarily focuses on the sub-Panamax dry bulk sectors, such as Supramax, Handymax and Handysize vessels, undertakes all commercial and strategic management of our fleet and supervises the technical management of our vessels. The technical management of our fleet is provided internally and by an unaffiliated third party technical manager, V.Ships Limited, which is one of the world's largest providers of independent ship management and related services. We have established in-house technical management capabilities, through which we provide technical management services to a majority of our vessels, in addition to establishing a vessel management bench-mark with V.Ships Limited, the external technical manager. On August 24, 2015, the Company provided three months notice to V. Ships Limited to terminate the technical management contract. The Company intends to transfer those vessels to in-house technical management. We are in the process of transferring all of our vessels to in-house technical management.

The management of our fleet includes the following functions:

●	Strategic management. We locate, obtain financing for and purchase and sell vessels.

●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

●

Technical management. Our unaffiliated external technical manager or our in-house technical manager perform day-to-day operations and maintenance of vessels. We are in the process of transferring all of our vessels to in-house technical management.

Our Competitive Strengths and our Business Strategy

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

●

A fleet of Supramax dry bulk vessels. We specialize in the Supramax class of the Handymax sector of the dry bulk industry. Our operating fleet of 44 owned vessels at December 31, 2015 makes us one of the world's largest fleets of vessels in that sector. We view Handymax vessels, especially the Supramax class of vessels, as an attractive sector of the dry bulk shipping industry relative to larger vessel sectors due to their:

	-	increased operating flexibility;
	-	ability to access more ports;
	-	ability to carry a more diverse range of cargoes; and
	-	broader customer base.

●

A modern, high quality fleet. The 44 Handymax vessels in our operating fleet at December 31, 2015 had an average age of approximately 8.4 years. In 2011, we completed our Supramax vessel newbuilding program, pursuant to which we took delivery of 27 Supramax newbuilding vessels from 2008 to 2011. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards and all of our vessels were built at leading Japanese and Chinese shipyards, including Mitsui Engineering and Shipbuilding Co., Ltd., and Oshima Shipbuilding Co., Ltd. The newbuilding vessels were built at premier shipyards including, IHI Marine United, Japan and Yangzhou Dayang Shipbuilding Co. Ltd, China.

●

A fleet of sister and similar ships allows us to maintain low cost, highly efficient operations. Our current operating fleet of 44 vessels includes eight identical sister ships built at the Mitsui shipyard based on the same design specifications, two sets of five and 17 identical sister ships built at Dayang shipyard, five identical sister ships built at IHI Marine United shipyard, and three similar ships built at the Oshima shipyard that use many of the same parts and equipment. In addition, we charter-in a 37,000 dwt newbuilt Japanese vessel. Operating sister and similar ships provides us with operational and scheduling flexibility, efficiencies in employee training and lower inventory and maintenance expenses. We believe that this should allow us both to increase revenue and lower operating costs. We intend to actively monitor and control vessel operating expenses while maintaining the high quality of our fleet through regular inspection and maintenance programs.

●

Balanced charter program. Eagle’s chartering strategy has historically been to time charter the Vessels on short- to medium-term charter, often with vessel operators. However, under its new management team, the Company is in the midst of a transition to an active operating model where it is entering into a higher percentage of voyage charters and developing contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, Eagle consistently monitors the dry bulk shipping market and, based on market conditions, will consider taking advantage of long-term time charters at higher rates when appropriate.

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

Our Fleet

Our operating fleet of 44 vessels is fitted with cargo cranes and cargo grabs that permit our vessels to load and unload cargo in ports that do not have cargo handling infrastructure in place. Our vessels are flagged in the Marshall Islands. Our vessels are all employed on time and voyage charters. The following table represents certain information about our operating fleet as of December 31, 2015:

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

Nature of Business

Eagle’s chartering strategy has historically been to time charter the Vessels on short- to medium-term charter, often with vessel operators. However, under its new management team, the Company is in the midst of a transition to an active operating model where it is entering into a higher percentage of voyage charters and developing contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, Eagle consistently monitors the dry bulk shipping market and, based on market conditions, will consider taking advantage of long-term time charters at higher rates when appropriate.

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

We have established our own in-house technical management capability, through which we provide technical management services to several of our vessels. We have contracted the technical operations of a portion of our vessels to third-party vessel managers, and oversee the technical operation and navigation of the vessel at all times, including monitoring vessel operating expenses, such as the cost of crewing, insuring, repairing and maintaining the vessel, costs of spare parts and supplies, tonnage taxes and other miscellaneous expenses. On August 24, 2015, the Company provided three months’ notice to V. Ships Limited to terminate the technical management contract. The Company intends to transfer those vessels to in-house technical management. As of December 31, 2015, six vessels have been transferred to in house technical management.

In connection with the charters of each of our vessels, we pay commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers and to in-house ship brokers associated with the charterers, depending on the number of brokers involved with arranging the relevant charter.

Our vessels operate worldwide within the trading limits imposed by our insurance terms and do not operate in countries or territories where United States and or United Nations comprehensive sanctions have been imposed.

In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company’s new board and management have implemented robust remedial measures and significantly enhanced its compliance safeguards there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations.

Our Customers

Our customers include international companies such as Navig8 Inc, Mur Shipping, Oldendorff Carriers GmbH, Cargill International S.A. Hyundai Merchant Marine Co Ltd, and Arcelo Mittal sourcing S.C.A. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We aim to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of two independent credit risk consultants. In 2015, the Navig8 pool accounted for approximately 17.2% of our time and voyage charter revenue. In 2014, for the period January 1 to October 15, one customer and the Navig8 pool individually accounted for approximately 10.5% and 17.7% of our time and voyage charter revenue, respectively. For the period October 16 to December 31, 2014, the Navig8 pool accounted for 27.7% of our time and voyage charter revenue. In 2013, two customers individually accounted for approximately 15.8% and 13.8% of our time and voyage charter revenue, respectively.

Operations

There are two central aspects to the operation of our fleet:

●	Commercial operations, which involve chartering and operating a vessel; and

●	Technical operations, which involve maintaining, crewing and insuring a vessel.

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company that was formed in January 2005 and maintains its principal executive offices in Stamford, Connecticut, and Eagle Bulk Pte. Ltd, a Singapore company. Our office staff, either directly or through these subsidiaries, provides the following services:

●	commercial operations and technical supervision;

●	safety monitoring;

●	vessel acquisition; and

●	financial, accounting and information technology services.

We currently have an aggregate of 73 shore-based personnel in our principal executive office in Stamford, Connecticut and Singapore office.

Each of the Company’s vessels serve the same type of customer, have similar operation and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics.  Based on this, the Company has determined that it operates in one reportable segment which is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels. The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable.

Commercial and Strategic Management

We perform all of the commercial and strategic management of our fleet that includes obtaining employment for our vessels and maintaining our relationships with our charterers. We believe that because of our management team experience in operating Handymax and Handysize dry bulk vessels, we have access to a broad range of charterers and can employ the fleet efficiently in any market and achieve high utilization rates.

In accordance with our strategy, we have entered into time and voyage charters for all 44 of owned vessels and 1 chartered in vessel currently in the operating fleet. In general, our time charters afford us greater assurance that we will be able to cover a fixed portion of our costs, mitigate revenue volatility, provide stable cash flow and achieve higher utilization rates. Vessels coming off long term employment are employed on the short to mid-term voyage charters or on the spot market. We believe that pools provide cost-effective commercial management activities for a group of similar class vessels. A portion of our vessels were participating in a pool arrangement during 2015. On May 20, 2015, the Company delivered a 90 day termination notice to Navig8 to terminate the pool arrangements for all of its vessels in the pool. The notice of termination was given pursuant to the terms of the Company’s pool agreement.  The members of the pool share in the revenue generated by the entire group of vessels in the pool, and the pool may operate either in the time charter or spot market in which case the cost of the bunkers and port costs are borne by the pool and the net pool revenue is distributed as time charter hire to each participant. To the extent the vessels are operated in the spot market, they are subject to the fluctuations of the spot market. The operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel.

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

Technical Management

The technical management of a small portion of our fleet is provided by our unaffiliated third party technical manager, V.Ships Limited, that we believe is one of the world's largest providers of independent ship management and related services. We have established in-house technical management capabilities, through which we provide technical management services to a majority of our vessels, in addition to establishing a vessel management bench-mark with V.Ships Limited, the external technical manager. On August 24, 2015, the Company provided three months’ notice to V. Ships Limited to terminate the technical management contract. The Company intends to transfer those vessels to in-house technical management. As of December 31, 2015, six vessels have been transferred to in-house technical management. We are in the process of transferring all of our vessels to in-house technical management.

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

We currently crew our vessels primarily with officers and seamen from India, Ukraine, Russia, Myanmar, Philippines and East European countries who are supplied by our managers. As of December 31, 2015, we employed approximately 900 officers and seamen on the 44 vessels in our operating fleet. Each technical manager handles each seaman's training, travel, and payroll and is obligated to assure that all our seamen have the qualifications and licenses required to comply with current international regulations and shipping conventions. Additionally, our seafaring employees perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We typically man our vessels with more crew members than are required by the country of the vessel's flag safe manning certification in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. All international collective bargaining agreements to which we are a party are renewed for two years, prior to their expiry.

We pay our unaffiliated technical manager a monthly fee per vessel plus actual costs incurred by our vessels. For the Predecessor, the Company paid average monthly technical management fees of $13,994 per vessel for the period from January 1 to October 15 in 2014, and $11,901 for the year ended December 31, 2013. For the Successor, the Company paid average monthly technical management fees of $11,041 per vessel for the period from October 16 to December 31 in 2014. For the year ended December 31, 2015, the Company paid average monthly technical management fees of $[10,920] per vessel.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions.  For example, the IMO adopted the International Convention for the Control and Management of Ships' Ballast Water and Sediments, (“the BWM Convention,”) in February 2004. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping. To date, there has not been sufficient adoption of this standard for it to take force. Many of the implementation dates originally written in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period for installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems (“BWMS”). For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the application dates of BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This in effect makes all vessels constructed before the entry into force date “existing’ vessels, and allows for the installation of a BWMS on such vessels at the first renewal survey following entry into force. The mid-ocean ballast exchange or ballast water treatment requirements became mandatory. The cost of compliance could increase for ocean carriers. Although we do not believe that the costs of such compliance would be material, it is difficult to predict the overall impact of such a requirement on our operations. On March 23, 2012, the U.S. Coast Guard issued amended regulations relating to ballast water management for vessels operating in U.S. waters. The costs of compliance with ballast water treatment regulations may be material.

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

Competition

We compete with a large number of international dry bulk owners. The international shipping industry is highly competitive and fragmented with many market participants. As of December 31, 2015 there are approximately 10,662 dry bulk carriers aggregating approximately 776.1 million dwt. The ownership of the world dry bulk fleet remains very fragmented with no single owner accounting for more than 5%. We compete with other (primarily private) owners of dry bulk vessels in the Handysize, Handymax, and Panamax asset classes.

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

Value of Assets and Cash Requirements

The replacement costs of comparable new vessels may be above or below the book value of our fleet. The market value of our fleet may be below book value when market conditions are weak and exceed book value when markets are strong. In common with other ship owners, we may consider asset redeployment which at times may include the sale of vessels at less than their book value.

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

We have made, or will make, special United States federal income tax elections in respect of each of our ship owning or operating subsidiaries that is potentially subject to tax as a result of deriving income attributable to the transportation of cargoes to or from the United States. The effect of the special U.S. tax elections is to ignore or disregard the subsidiaries for which elections have been made as separate taxable entities and to treat them as part of their parent, the ''Company.'' Therefore, for purposes of the following discussion, the Company, and not the subsidiaries subject to this special election, will be treated as the owner and operator of the vessels and as receiving the income therefrom

United States Federal Income Taxation of Our Company

Taxation of Operating Income: In General

The Company currently earns, and anticipates that it will continue to earn, substantially all its income from the hiring or leasing of vessels for use on a time or voyage charter basis or from the performance of services directly related to those uses, all of which we refer to as ''shipping income.''

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

(B)

subject to an exception for closely-held corporations, its shares are ''primarily and regularly traded on an established securities market'' in a qualified foreign country or in the United States, to which we refer as the ''Publicly-Traded Test"; or

(C)	it is a ''controlled foreign corporation'' and satisfies an ownership test, to which, collectively, we refer to as the ''CFC Test.''

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

For its 2015 taxable year, the Company does not believe it satisfied any of the ownership tests. As a result, the Company expects to be subject to United States federal income taxation on its United States source shipping income and its sale of vessels as discussed in more detail below. Depending on the composition of its ownership, the Company may qualify for the benefits of Section 883 for future taxable years.

Taxation in Absence of Section 883 Exemption

Because the Company does not qualify for the benefits of Section 883 for the 2015 taxable year, the Company's United States source shipping income was subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on the Company’s shipping income can never exceed 2% under the 4% gross basis tax regime. The Company’s United States federal income tax liability was approximately $256,185 for the taxable year ended December 31, 2015. It should be noted that with respect to any future taxable year the Company can give no assurance that the operation of its vessels, which are under the control of third party charterers, will not change such that its United States federal income tax liability would be substantially higher.

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

The Company did not have any vessel sailing to or from the United States on a regularly scheduled basis during its 2015 taxable year. The Company does not intend to have, or permit circumstances that would result in having, any such vessels in future taxable years, but there can be no assurances that this will be the case. Based on the foregoing and on the expected mode of the Company's shipping operations and other activities, the Company believes that none of its United States source shipping income will be ''effectively connected'' with the conduct of a United States trade or business for its 2015 taxable year or any future taxable year.

United States Taxation of Gain on Sale of Vessels

Assuming that any decision on a vessel sale is made from and attributable to the United States office of the Company, as we believe likely to be the case as the Company is currently structured, then any gain derived from the sale of any such vessel will be treated as derived from United States sources and subject to United States federal income tax as ''effectively connected'' income (determined under rules different from those discussed above) under the above described net income tax regime. If the Company were to qualify for exemption from tax under Section 883 in respect of the shipping income derived from the international operation of its vessels, then gain from the sale of any such vessel should likewise be exempt from tax under Section 883.

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

Taxation of United States Holders Making a ''Mark-to-Market'' Election

Alternatively, if the Company were to be treated as a passive foreign investment company for any taxable year and, as we anticipate, its shares are treated as "marketable stock", a United States Holder would be allowed to make a ''mark-to-market'' election with respect to the Company's common stock, provided the United States Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury regulations. If that election is made, the United States Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the common stock at the end of the taxable year over such holder's adjusted tax basis in the common stock. The United States Holder would also be permitted an ordinary loss in respect of the excess, if any, of the United States Holder's adjusted tax basis in the common stock over its fair market value at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. A United States Holder's tax basis in his common stock would be adjusted to reflect any such income or loss amount. Gain realized on the sale, exchange or other disposition of the Company's common stock would be treated as ordinary income, and any loss realized on the sale, exchange or other disposition of the Company’s common stock would be treated as ordinary loss to the extent that such loss does not exceed the net mark-to-market gains previously included by the United States Holder. No income inclusions under this election will be treated as "qualified dividend income."

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

Contract of Affreightment or “COA”—An agreement providing for the transportation between specified points for a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling since no vessel designation is required. COAs can either have a fixed rate or a market-related rate.

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

The dry bulk shipping industry is cyclical with high volatility in charter hire rates and profitability.  The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely; however, the continued downturn in the dry bulk charter market has severely affected the entire dry bulk shipping industry and charter hire rates for dry bulk vessels have declined significantly from historically high levels. The Baltic Dry Index (the “BDI”), a daily average of charter rates for key dry bulk routes published by The Baltic Exchange, which has long been viewed as the main benchmark to monitor the movements of the dry bulk vessel charter market and the performance of the entire dry bulk shipping market, declined 94% in 2008 from a peak of 11,793 in May 2008 to a low of 663 in December 2008. Since 2008, the BDI recorded a high of 4,661 in November 2009 and posted an all time low of 290 in February 2016. During 2015, the high and low reached 1,222 and 471, respectively. There can be no assurance that the drybulk charter market will increase further, and the market could decline.

Fluctuations in charter rates result from changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the major commodities carried by water internationally. Because the factors affecting the supply of and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. If charter rates in the dry bulk market continue to decline and remain at low levels for any significant period in 2016, this will have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

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

Because we employ most of our vessels on short-term time and voyage charters and charters whose revenues are directly tied to the Baltic Supramax Index, we are exposed to changes in the spot market and short-term charter rates for dry bulk carriers and such changes may affect our earnings and the value of our vessels at any given time. We cannot assure you that we will be able to successfully renew the charters for these vessels at rates sufficient to allow us to meet our obligations. If the very low charter rates in the dry bulk market continue to exist when we are required to renew these charters or in the future when our other charters must be renewed, this may have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements

In addition, because the market value of our vessels may fluctuate significantly, we may incur losses when we sell vessels, which may adversely affect our earnings. If we sell vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our financial statements, the sale may be at less than the vessel's carrying amount on our financial statements, resulting in a loss and a reduction in earnings.

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

●	Our charterers may fail to meet their obligations under our time charter agreements.

●	The occurrence of one or more of these events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

The fair market values of our vessels have generally experienced high volatility and have recently declined significantly. The market prices for secondhand Handymax and Supramax dry bulk carriers have recently decreased sharply from their historically high levels.  The fair market value of our vessels may continue to fluctuate depending on a number of factors, including:

●	prevailing level of charter rates;

●	general economic and market conditions affecting the shipping industry;

●	types, sizes and ages of vessels;

●	supply of and demand for vessels;

●	other modes of transportation;

●	cost of new buildings;

●	governmental or other regulations;

●	the need to upgrade secondhand and previously owned vessels as a result of charterer requirements, technological advances in vessel design or equipment or otherwise; and

●	technological advances.

Conversely, if vessel values are elevated at a time when we wish to acquire additional vessels, the cost of acquisition may increase and this could adversely affect our business, results of operations, cash flow and financial condition.

Fuel cost, or bunker prices, may adversely affect profits.

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

We evaluate the recoverable amount as the higher of fair value less costs to sell and value in use. If the recoverable amount is less than the carrying amount of the vessel, the vessel is deemed impaired. The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new buildings. Any impairment charges incurred as a result of declines in charter rates could have a material adverse effect on our business, results of operations, cash flows and financial condition.

An over-supply of dry bulk carrier capacity may prolong or further depress the current low charter rates, which may limit our ability to operate our dry bulk carriers profitably.

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years. New buildings have been delivered in significant numbers since the beginning of 2006. The oversupply of drybulk carrier capacity has resulted in a reduction of charter hire rates, as evidenced by the low rates we have experienced during 2015. Currently, some of our spot market-related time charterers are at times unprofitable due the volatility associated with dry cargo freight rates. If market conditions persist, upon the expiration or termination of our vessels’ current non-spot charters, we may only be able to recharter our vessels at reduced or unprofitable rates, or we may not be able to charter these vessels at all. The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition

A decrease in the level of China’s export of goods or an increase in trade protectionism could have a material adverse impact on our charterers’ business and, in turn, could cause a material adverse impact on our results of operations, financial condition and cash flows.

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

If our vessels call on ports located in countries or territories that are subject to sanctions imposed by United Nation, United States, European Union or other relevant authorities, or if we otherwise are found to be in violation of sanctions, there could be an adverse effect on our reputation, business position, financial condition or results of operations, or the market for our common shares

We are subject to certain sanctions and embargo laws and regulations of the United States and certain other jurisdictions in connection with our activities. The laws and regulations of these different jurisdictions vary in their application and do not all apply to the same covered persons or proscribe the same activities. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time, and the lists of persons and entities designated under these laws and regulations are amended frequently. Moreover, new sanctions programs have been enacted in recent years, including the U.S. and European Union (“EU”) Ukraine-related sanctions programs as well as the comprehensive sanctions imposed by the U.S. with respect to the territory of Crimea.

In recent years, multilateral international sanctions targeting Iran have restricted and/or prohibited us and our charterers from engaging in Iran-related activities, including calling on ports in Iran. On January 16, 2016, the International Atomic Energy Agency verified that Iran implemented its key nuclear-related commitments described in the Joint Comprehensive Plan of Action, triggering the suspension and/or easing of certain U.S., EU, and UN nuclear-related sanctions. The United States lifted most, though not all, of its secondary sanctions on Iran, including those related to Iran’s energy, shipping, shipbuilding, and insurance sectors and provided a general authorization under the Office of Foreign Assets Control Regulations for foreign entities owned or controlled by U.S. persons to engage in activities involving the Government of Iran and persons subject to the jurisdiction of Iran, with certain conditions. Nevertheless, the United States continues to prohibit persons and companies in the United States and U.S. persons, wherever located, from engaging in nearly all Iran-related activity. The EU lifted nearly all of its sanctions targeting Iran, except for targeted asset freezes and travel bans against certain Iranian individuals and entities and restrictions on activities related to weapons proliferation and human rights abuses. Accordingly, residual U.S. secondary sanctions designations and residual EU sanctions listings remain in effect against certain Iranian individuals and entities. While UN, U.S. and EU sanctions relief creates potential opportunities for businesses, risks that existed prior to January 16, 2016 continue to persist, and new risks have arisen, including in particular the divergence between U.S. and EU sanctions and evolving interpretation of the sanctions relief.

Although we intend to maintain compliance with all applicable sanctions and embargo laws and regulations, there can be no assurance that, notwithstanding our compliance safeguards, we will not be found in the future to have been in violation, particularly as the sanctions and embargo laws and regulations are amended, the scope of certain laws and regulations may be unclear, and laws and regulations are subject to strict liability and are subject to discretionary interpretations by regulators which may change over time. Any such violation could result in fines or other penalties and could severely impact our ability to access U.S. capital markets and conduct our business, and could result in some investors and/or lenders deciding, or being required, to divest their interest, or not to invest, in us or lend to us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, our common shares may adversely affect the price at which our common shares trade.

Although no vessels owned or operated by us have called on ports located in countries or territories subject to comprehensive sanctions and embargoes imposed by the U.S., U.N. or EU (Crimea, North Korea, Cuba, Iran, Sudan and Syria), in the future, our vessels may call on ports in countries or territories subject to such comprehensive sanctions from time to time, whether as a result of the easing of such sanctions, on charterers’ instructions notwithstanding contractual provisions that prohibit them from doing so, or otherwise. Moreover, our charterers or other contractual counter-parties may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities with individuals or entities in countries or territories subject to sanctions and embargo laws even if the specific activities are lawful.

Investor perception of the value of our common shares may be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

In November 2015, the Company filed a voluntary self-disclosure report with the regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company’s new board and management have implemented robust remedial measures and significantly enhanced its compliance safeguards there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations.

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

 .

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China, India or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product. China’s gross domestic product grew by 6.9% in 2015 as compared to a 7.4% growth rate in 2014. We cannot assure you that the Chinese economy will not experience a significant contraction in the future. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions. Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively. Moreover, a significant or protracted slowdown in the economies of the United States, the European Union or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

Arrests of our vessels by maritime claimants could cause a significant loss of earnings for the related off-hire period.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lienholder may enforce its lien by “arresting” or “attaching” a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings for the related off-hire period. In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. In countries with “sister ship” liability laws, claims might be asserted against us or any of our vessels for liabilities of other vessels that we own.

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

Company Specific Risk Factors

We have significantly increased our indebtedness, and if we default under our loan agreements, our lenders may act to accelerate our outstanding indebtedness under our credit facility, which would impact our ability to continue to conduct our business.

At December 31, 2015, our outstanding debt consists of a Term Loan amounting to $205 million and a Revolving Loan of $40 million. Our debt matures on October 15, 2019. Amounts drawn under the Exit financing Facility bear interest at a rate of LIBOR plus the margin. The revolving credit facility is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the facility.

On March 30, 2016, Eagle Shipping entered into the First Lien Facility, which amended and restated our Exit Financing Facility, and the Second Lien Facility, and after giving effect to the entry into these agreements, our outstanding debt consists of a term loan under the A&R First Lien Loan Agreement in the amount of $201.5 million outstanding, and a term loan under the Second Lien Loan Agreement in the amount of $60 million outstanding. As described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” the obligations under these agreements are secured by collateral, contain a number of operating restrictions, covenants and events of default, and a breach of any of the covenants could result in an event of default under one or more of these agreements, including as a result of cross default provisions, and subject to the terms of the intercreditor agreement and the loan agreements, the agents could proceed against the collateral granted to them to secure that indebtedness.

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

We currently own a fleet of 44 vessels, of which all are employed for less than one year as of December 31, 2015, exposing us to fluctuations in spot market charter rates. Historically, the dry bulk market has been volatile as a result of the many conditions and factors that can affect the price, supply and demand for dry bulk capacity. The continuing global economic crisis may further reduce demand for transportation of dry bulk cargoes over longer distances and supply of dry bulk vessels to carry such dry bulk cargoes, which may materially affect our revenues, profitability and cash flows. The spot charter market may fluctuate significantly based upon supply of and demand for vessels and cargoes. The successful operation of our vessels in the competitive spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, then we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or to pay dividends, if any, in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

Our ability to renew the charters on all of 44 of owned vessels and 1 chartered in vessel on the expiration or termination of our current charters, scheduled to expire in 2016, and the charter rates payable under any such replacement charters, will depend upon, among other things, economic conditions in the sectors in which our vessels operate at that time, changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the seaborne transportation of energy resources.

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

The acquisition and management of the 44 vessels in our operating fleet have imposed, and additional dry bulk vessels that we may acquire in the future will impose, significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. Further, we are providing technical management services to certain of our vessels in house and expect to provide these services to additional vessels in our fleet.  We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing time charters.

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

We have entered into and may enter into in the future, among other things, charter agreements with our customers, credit facilities with banks and interest rate swap agreements. Such agreements subject us to counterparty risks. The ability of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime industry, the overall financial condition of the counterparty, charter rates received for specific types of vessels, the supply and demand for commodities such as iron ore, coal, grain, and other minor bulks and various expenses. Should a counter party fail to honor its obligations under agreements with us, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend upon a few significant customers for a large part of our revenues and the loss of one or more of these customers could adversely affect our financial performance.

We derive a significant part of our revenues from a small number of charterers. In 2015, the Navig8 pool accounted for approximately 17.2% of our time and voyage charter revenue. During the third quarter of 2015, we have taken the redelivery of all the ships from the Navig8 pool and are currently handling their commercial management in-house. In 2014, for the period January 1 to October 15, one customer and the Navig8 pool individually accounted for approximately 10.5% and 17.7% of our time and voyage charter revenue, respectively. For the period October 16 to December 31, 2014, the Navig8 pool accounted for 27.7% of our time and voyage charter revenue. The charterers' payments to us under their charters are our sole source of revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counterparty risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the dry bulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our shareholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers.

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

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 44 dry bulk vessels in our operating fleet as of December 31, 2015 was approximately 8.4 years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more costly to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

We will have to pay tax on United States source income, which will reduce our earnings.

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

We believe that we did not qualify for this statutory tax exemption for our 2015 taxable year. Since we are not entitled to this exemption under Section 883 for the 2015 taxable year, we were subject to a 4% United States federal income tax on our gross United States source shipping income without allowance for deductions.

Our United States federal income tax liability was approximately $256,185 for tax year ended December 31, 2015, It should be noted that with respect to any future taxable year we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income. If we were to realize gains on the sales of our vessels, then any such gain (less applicable deductions) would be subject to United States federal income tax, currently imposed at rates of up to 35%. In addition, we may be subject to the 30% ''branch profits'' tax on such gain, as determined after allowance for certain adjustments

United States tax authorities could treat us as a "passive foreign investment company," which could have adverse United States federal income tax consequences to United States holders.

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

Based on our current method of operation, we do not believe that we have been, are or will be a PFIC with respect to any taxable year. In this regard, we intend to treat the gross income we derive or are deemed to derive from our time and voyage chartering activities as services income, rather than rental income. Accordingly, we believe that our income from our time and voyage chartering activities does not constitute "passive income," and the assets that we own and operate in connection with the production of that income do not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing our method of operation and there is authority which characterizes time charter income as rental income rather than services income for other tax purposes. Accordingly, no assurance can be given that the United States Internal Revenue Service, or IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.

If the IRS were to find that we are or have been a PFIC for any taxable year, our United States stockholders may face adverse United States tax consequences and information reporting obligations. Under the PFIC rules, unless those stockholders made an election available under the Code (which election could itself have adverse consequences for such stockholders). Such stockholders would be liable to pay United States federal income tax upon excess distributions and upon any gain from the disposition of our common stock at the then prevailing income tax rates applicable to ordinary income plus interest as if the excess distribution or gain had been recognized ratably over the stockholder's holding period of our common stock.

We may be subject to additional taxes, including as a result of challenges by tax authorities or changes in applicable law, which could adversely impact our business and financial results.

We are subject to tax in certain jurisdictions in which we are organized, own assets or have operations. In computing our tax obligations in these jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing authorities. We cannot assure you that, upon review of these positions, the applicable authorities will agree with our positions. A successful challenge by a tax authority, or a change in applicable law, could result in additional tax imposed on us, which could adversely impact our business and financial results.

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

In addition, we may enter into interest rate swaps effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements. Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2015, we didn’t enter into interest rate swaps.

If the increase in LIBOR continues, it could affect our profitability, earnings and cash flow.

If the spread between LIBOR and the prime lending rate widening it would affect the amount of interest payable on our debt, which in turn, could have an adverse effect on our profitability, earnings and cash flow.

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

As a result of the adoption of fresh-start reporting, our consolidated balance sheets and consolidated statements of operations subsequent to October 15, 2014 are not comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to October 15, 2014.

Following the consummation of the Plan, our financial condition and results of operations from and after the Effective Date are not comparable to the financial condition or results of operations reflected in our historical financial statements prior to the Effective Date due to the application of fresh-start reporting. Fresh-start reporting requires us to adjust our assets and liabilities to their estimated fair values using the acquisition method. Adjustments to the carrying amounts were material and will affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired. As a result, this makes it difficult to assess our performance in relation to prior periods.

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

Certain shareholders currently hold significant percentages of our common stock. As of December 31, 2015, funds and/or managed accounts affiliated with Oaktree Capital Management LP owned approximately 41%; funds and/or managed accounts affiliated with Goldentree Asset Management LP owned approximately 15% of our common stock; and affiliates of Canyon Capital Advisors LLC owned approximately 11.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. Our amended and restated articles of incorporation authorize us to issue 150,000,000 shares of common stock, of which 37,666,059 shares were issued and outstanding as of December 31, 2015. We intend to issue additional shares of our common stock in the future. Our shareholders may incur dilution from any future equity offering and upon the issuance of additional shares of our common stock upon the exercise of options we have granted to certain of our executive officers or upon the issuance of additional shares of common stock pursuant to our equity incentive plan. In addition, we have a Registration Rights Agreement in favor of certain of our shareholders. Sales of our common stock by one or more of those holders could lower the trading price of our shares.

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

Certain super majority provisions in our organizational documents may discourage, delay or prevent changes to such documents.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease office space at 300 First Stamford Place, Stamford CT 06902. Our interests in our drybulk vessels are our only material properties. See “Item 1. Business—Our Fleet.”

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

For the period:	High	Low
January 1, 2015 to March 31, 2015	$14.42	$7.39
April 1, 2015 to June 30, 2015	$10.57	$6.69
July 1, 2015 to September 30, 2015	$8.97	$5.87
October 1, 2015 to December 31, 2015	$6.22	$2.66

October 16, 2014 to December 31, 2014	$16.44	$13.34

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

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company issued up to 344,587,536 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders will receive shares equivalent to 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock is being made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act. The shares are expected to be delivered in two stages to the Second Lien Lenders that were lenders upon the execution of the Second Lien Facility: (1) shares in the amount of up to 7,619,213 representing approximately 19.9% of the Company’s current share count are expected to be delivered after the approval by NASDAQ of the listing of such shares pursuant to a supplemental listing application; and (2) as approved by the Company’s board, the Company intends to hold a shareholder vote in compliance with NASDAQ Marketplace Rule 5635(d) to permit the issuance to the Second Lien Lenders of the additional common stock equal to or in excess of 20% of the Company’s share count, and the remainder of shares are expected to be delivered after this approval by the shareholders. In addition, the Company intends to file a proxy statement with the SEC in connection with a special meeting of the Company’s stockholders to vote on proposals seeking approval of this issuance, an increase in the amount of authorized shares of common stock sufficient for the issuance of the remaining shares to the Second Lien Lenders after shareholder approval as well as a reverse stock split.

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

Payment of Dividends to Stockholders

We have not declared or paid any dividends since the fourth quarter of 2008 and currently do not plan to resume the payment of dividends. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the loan agreements and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, our earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. (See Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of financial condition and results of operations).

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the year ended December 31, 2015(Successor), period from October 16 to December 31, 2014 (Successor), for the period January 1 to October 15, 2014 (Predecessor) and for each of the three years ended December 31, 2013, 2012 and 2011(Predecessor). Certain information in the table has been derived from the Company's audited financial statements and notes thereto for the year ended December 31, 2015 (Successor), the period from October 16 to December 31, 2014 (Successor), for the period January 1 to October 15, 2014 (Predecessor) and for the year ended December 31, 2013 and as of December 31, 2015 and 2014 included herein and for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 not appearing in this Form 10-K. The data for the year ended December 31, 2015, for the period from October 16 to December 31, 2014 (Successor), for the period January 1 to October 15, 2014 (Predecessor) and for the year ended December 31, 2013 and as of December 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The period from October 16 to December 31, 2014 (Successor) and the period from January 1 to October 15, 2014 (Predecessor) are distinct reporting periods as a result of our emergence from bankruptcy on October 15, 2014 as reported in our consolidated financial statements. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Lack of Historical Operating Data for Vessels Before their Acquisition."

(Dollar amounts in thousands except Per Share amounts and Fleet Data)

(Dollar amounts in thousands except Per Share amounts and Fleet Data)

	Successor		Predecessor
Income Statement Data (b)	2015	Period from October 16 to December 31, 2014	Period from January 1 to October 15, 2014	2013	2012	2011

Revenues, net	$103,857	$31,090	$123,150	$202,440	$190,811	$313,432
Voyage expenses	23,832	6,262	14,704	26,423	26,111	44,346
Vessel expenses	92,439	18,579	76,394	84,425	90,552	85,050
Charter hire expenses	4,126	1,043	188	-	1,713	41,216
Depreciation and Amortization	43,001	8,782	61,239	76,947	77,588	73,084
General and Administrative Expenses	19,426	4,685	13,964	16,026	32,065	37,559
Vessel Impairment	50,873
Loss (gain) on Sale of Vessel	5,697	-	-	-	-	509
Gain on time charter agreement termination	-	-	-	(32,526)	-	-
Total Operating Expenses	239,394	39,351	166,489	171,296	228,030	281,764

Interest Expense, Net	11,927	2,359	60,737	82,832	66,611	46,640
Interest Income	(6)	(2)	(8)	-	-	-
Other expenses (income)	838	884	-	18,832	(1,028)	(152)
Reorganization Expense		46	427,735	-	-	-
Net loss	$(148,296)	$(11,549)	$(531,803)	$(70,521)	$(102,801)	$(14,820

Share and Per Share Data
Basic loss per share	$(3.94)	$(0.31)	$(29.78)	$(4.15)	$(6.30)	$(0.95)
Diluted loss per share	$(3.94)	$(0.31)	$(29.78)	$(4.15)	$(6.30)	$(0.95)
Weighted Average Shares Outstanding – Diluted	37,617	37,505	17,857	16,984	16,328	15,655
Cash Dividends Declared per share	-	-	-	-	-	-

Consolidated Cash Flow Data
Net cash (used in)/from operating activities	$(43,787)	$(279)	$(19,465)	$(354)	$4,778	$58,296
Net cash (used in)/from investing activities	10,252	4,206	(491)	2,317	(294)	(157,786)
Net cash (used in)/from financing activities	18,456		(36,322)	(400)	(12,028)	(4,556)

	Successor				Predecessor

Consolidated Balance Sheet Data	December 31, 2015	December 31, 2014 (b)	December 31, 2013	December 31, 2012	December 31, 2011
Current Assets	41,025	$76,591	$61,931	$43,799	$55,891
Total Assets	787,039	913,877	1,723,414	1,789,144	1,867,257
Total Liabilities	268,694	249,786	1,192,219	1,194,950	1,193,081
Short-term Debt	15,625	15,625	1,174,044	-	-
Long-term Debt	226,013	204,107	-	1,144,866	1,097,385
Stockholders' Equity	518,344	664,091	531,195	594,195	674,176

Other Data
Capital Expenditures:
Vessels	1,747	$486	$92	$58	$179,106
Payments for Drydockings	11,142	$5,764	$3,638	$1,094	$2,809
Ratio of Total Debt to Total Capitalization (a)	31.8%	24.9%	68.8%	65.0%	63.6%

Fleet Data
Number of Vessels in operating fleet	44	45	45	45	45
Average Age of Fleet (in dwt weighted years)	8.4	8	7	6	5
Fleet Ownership Days	16,186	16,425	16,425	16,470	15,290
Charter-in under operating lease Days	382	91	0	90	2,421
Fleet Available Days	16,151	16,325	16,305	16,512	17,619
Fleet Operating Days	15,766	15,988	16,180	16,389	17,514
Fleet Utilization Days	97.6%	97.9%	99.2%	99.3%	99.4%

(a)	Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

(b)

The consolidated and other financial data for the year ended December 31, 2014 presented the results of operation for the period from October 16 to December 31, 2014 (Successor) and the period from January 1 to October 15, 2014 (Predecessor). The period from October 16 to December 31, 2014 (Successor) and the period from January 1 to October 15, 2014 (Predecessor) are distinct reporting periods as a result of our emergence from bankruptcy on October 15, 2014 as reported in our consolidated financial statements. As result of the bankruptcy our capital structure, our financial statements and share and per share amounts are not comparable between the Successor and Predecessor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the years ended December 31, 2015, 2014 and 2013. This section should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report and the notes to those financial statements.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections.  These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward- looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.  However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures, (xi) the outcome of legal proceeding in which we are involved; and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and order book and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this quarterly report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are Eagle Bulk Shipping Inc., a Marshall Islands corporation headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk are vessels which are constructed with on-board cranes, ranging in size from approximately 50,000 to 65,000 dwt and considered a sub-category of the Handymax segment; typically defined as 40,000-65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, pet coke, cement and fertilizer, along worldwide shipping routes. As of December 31, 2015, we owned and operated a modern fleet of 44 Supramax segment dry bulk vessels. We also charter-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Supramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 44 vessels in our operating fleet, with an aggregate carrying capacity of 2,404,064 deadweight tons, have an average age of 8.4 years as of December 31, 2015.

In April 2015, the Company decided to sell the Kite, a 1997-built vessel, and reached an agreement to sell the vessel for $4.2 million after brokerage commissions payable to a third party.   On May 7, 2015 the Company sold the vessel and realized a net loss of approximately $5.7 million in the second quarter of 2015.

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

In November 2015, the Company filed a voluntary self-disclosure report regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company's new board and management have implemented robust remedial measures and significantly enhanced its compliance safeguards, there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations.

On January 15, 2016, the Company entered into a Forbearance and Standstill Agreement (the “Forbearance Agreement”) by and among the Company, certain subsidiaries of the Company party to the Exit Financing Facility as guarantors and each lender under the Loan Agreement executing the Forbearance Agreement, which constitute the majority lenders (the “Specified Lenders”) where by the Specified Lenders agreed to forbear, during the forbearance period, from exercising certain of their available remedies under the Exit Financing Facility with respect to or arising out of:

●	the “Disclosed Defaults”; and

●	the “Specified Defaults”.

The Company and the Specified Lenders entered into the Forbearance Agreement (and each of the amendments and waivers granted as described below) to provide the Company with time, liquidity and flexibility to evaluate potential financing alternatives to enhance its liquidity, with the objective of reaching agreement by the end of the Forbearance Period including its discussions with certain of its shareholders and Exit Lenders with respect to such financing alternatives.

The forbearance period under the Forbearance Agreement was originally set to expire on the earliest to occur of (1) 6:00 a.m. (New York City time) on February 2, 2016; (2) the occurrence of any event of default under the Exit Financing Facility other than a Specified Default; (3) the failure by the Company and the guarantors to comply with the covenants set forth in the Forbearance Agreement, which failure continues for more than two business days after written notice from the Specified Lenders or the agent under the Exit Financing Facility; or (4) the failure of the representations and warranties made by the Company and the guarantors set forth in the Forbearance Agreement to be true and correct in any material respect as of the date made

The Company, the guarantors, the Specified Lenders and the agent and security trustee under the Exit Financing Facility amended the Forbearance Agreement seven times to extend the period of forbearance, the final amendment dated as of March 22, 2016, until March 29,2016. In connection with the second amendment to the Forbearance Agreement, on February 9, 2016, the Company made the quarterly payment installment to the Exit Lenders that was due on January 15, 2016 in the amount of $3,906,250, which payment served to cure the related event of default under the Exit Financing Facility. In addition, in connection with the second amendment, fourth amendment and sixth amendment, the Specified Lenders and the agent and security trustee agreed to temporarily waive the Company’s compliance with the minimum liquidity covenant under the Exit Financing Facility, each time reducing the liquidity that was required to be maintained. Under the fourth waiver, dated as of March 18, 2016, the Company was granted a further temporary waiver of minimum liquidity covenant to temporarily eliminate its application.

Liquidity

As a result of the very challenging market conditions in the dry bulk shipping sector in recent years, the Company has incurred significant losses since 2012, and negative operating cash flow since 2013.  In 2014, the Company filed for bankruptcy and emerged from bankruptcy in October 2014.  Since emerging from bankruptcy, the Company has continued to incur significant losses.  The rate environment continues to be low, and the Company had certain events of default under its credit facility for which its lenders agreed to forbearance agreements pursuant to a forbearance agreement, as amended regarding such defaults. In March 2016, the Company completed the refinancing discussed below, which mitigated the liquidity issues facing the Company. After the refinancing, the Company’s credit line as part of the First Lien Facility, as defined herein, will be available for working capital needs of the Company.  However, the drybulk sector continues to experience significant challenges and shipping rates have been very low. There are no assurances that the level of liquidity will be adequate to continue to fund the Company’s operating needs, particularly if the dry bulk rate environment continues to operate at historically low levels.  If such low rates continue, the Company may be required to sell vessels, or to raise additional funds, although there is no assurance that the sale of any vessels or financing will be available on terms acceptable to the Company, if at all.

Corporate Reorganization and Refinancing

On March 30, 2016, we entered into the “Contribution Agreement” with a newly-formed wholly-owned subsidiary, Eagle Shipping LLC, a limited liability company organized under the laws of the Marshall Islands pursuant to which the Company transferred, assigned and contributed to Eagle Shipping, and Eagle Shipping received, accepted and assumed, all of the tangible and intangible assets of the Company (other than the membership interests in Eagle Shipping owned by the Company, which deposit accounts balances were transferred) and all of the liabilities of the Company, including all of the Company’s rights and obligations under the Exit Financing Facility. Immediately following the Contribution, Eagle Shipping became the direct parent company of each of the Company’s previously directly-owned subsidiaries. The Contribution was part of the transactions contemplated by the agreements also entered into on March 30, 2016 and described below, which transactions were consummated on March 30, 2016, after the fulfillment of certain conditions precedent.

First Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that are guarantors under the Exit Financing Facility, as guarantors, entered into an Amended and Restated First Lien Loan Agreement with the “First Lien Lenders” and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amends and restates the Exit Financing Facility in its entirety, providing for Eagle Shipping to be the borrower in the place of the Company, and further provides for a waiver of any and all events of default occurring as a result of the voluntary OFAC disclosure. The A&R First Lien Loan Agreement provides for a term loan outstanding in the amount of $201,468,750 as well as a $50,000,000 revolving credit facility, of which $10,000,000 is currently undrawn. The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the Agent and First Lien Lenders in connection with the First Lien Facility.

Eagle Shipping’s obligations under the First Lien Facility are secured by a first priority mortgage on each of the vessels currently in the Company’s fleet and such other vessels that it may from time to time include with the approval of the First Lien Lenders, a first assignment of its earnings account, its liquidity account and its vessel-owning subsidiaries’ earnings accounts, a first assignment of all charters with terms that may exceed 18 months, freights, earnings, insurances, requisition compensation and management agreements with respect to the vessels and a first priority pledge of the membership interests of each of Eagle Shipping’s vessel-owning subsidiaries. In the future, Eagle Shipping may grant additional security to the lenders from time to time.

The First Lien Facility contains financial covenants requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in the Company’s fleet (plus the value of certain additional collateral) at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017, 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the First Lien Facility and maintain minimum liquidity of not less than the greater of (i) $8,140,000 and (ii) $185,000 per vessel in the Company’s fleet. In addition, the First Lien Facility also imposes operating restrictions on Eagle Shipping including limiting Eagle Shipping’s ability to, among other things: pay dividends and incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); and merge or consolidate with, or transfer all or substantially all of Eagle Shipping’s assets to, another person. Upon entering into the First Lien Facility, Eagle Shipping made a principal payment with respect to the term loan of $11,718,750. For the fiscal quarters ending June 30, 2017 and June 30, 2018 and the fiscal years ending December 31, 2017 and 2018, Eagle Shipping is obligated to repay the First Lien Facility semi-annually in an amount equal to 75% of Eagle Shipping’s excess cash flow for the preceding semi-annual period, as defined in the First Lien Facility, subject to a cap of such mandatory prepayments of $15,625,000 in any fiscal year. Thereafter, Eagle Shipping will make payments of $3,906,250 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019.

The First Lien Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the First Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the First Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.

Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries, as guarantors, entered into the “Second Lien Loan Agreement” with the “Second Lien Lenders” and the “Second Lien Agent”. The Second Lien Lenders include certain of the Company’s existing shareholders, as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60 million, and matures on January 14, 2020 (the date this is 91 days after the original maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. The Company will use the proceeds from the Second Lien Facility to pay down all amounts outstanding in respect of the revolving credit facility under the Exit Financing Facility, pay three quarters of amortization payments under the Exit Financing Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and add cash to the balance sheet, which cash would be deposited in an account subject to the security interest and control of the First Lien Lenders and the Second Lien Lenders.

Eagle Shipping’s obligations under the Second Lien Facility are secured by a second priority lien on the same collateral securing Eagle Shipping’s obligations under the First Lien Facility, subject to the terms of the Intercreditor Agreement. Eagle Shipping may grant additional security to the Second Lien Lenders from time to time in the future, subject to the terms of the Intercreditor Agreement.

The Second Lien Facility contains financial covenants substantially similar to those in the First Lien Facility, subject to standard cushions, requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in the Company’s fleet (plus the value of certain additional collateral) at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017, 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the Second Lien Facility (provided that Eagle Shipping will not be required to comply with such covenant until the First Lien Facility has been paid in full) and to maintain a minimum liquidity of not less than the greater of (i) $6,512,000 and (ii) $148,000 per vessel in Eagle Shipping’s fleet. In addition, the Second Lien Facility also imposes operating restrictions on Eagle Shipping including limiting Eagle Shipping’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); and merge or consolidate with, or transfer all or substantially all of Eagle Shipping’s assets to, another person. Eagle Shipping may not prepay the Second Lien Facility while amounts or commitments under the First Lien Facility remain outstanding.

The Second Lien Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the Second Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the Second Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company issued up to 344,587,536 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders will receive shares equivalent to 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock is being made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act. The shares are expected to be delivered in two stages to the Second Lien Lenders that were lenders upon the execution of the Second Lien Facility: (1) shares in the amount of up to 7,619,213 representing approximately 19.9% of the Company’s current share count are expected to be delivered after the approval by NASDAQ of the listing of such shares pursuant to a supplemental listing application; and (2) as approved by the Company’s board, the Company intends to hold a shareholder vote in compliance with NASDAQ Marketplace Rule 5635(d) to permit the issuance to the Second Lien Lenders of the additional common stock equal to or in excess of 20% of the Company’s share count, and the remainder of shares are expected to be delivered after this approval by the shareholders. In addition, the Company intends to file a proxy statement with the SEC in connection with a special meeting of the Company’s stockholders to vote on proposals seeking approval of this issuance, an increase in the amount of authorized shares of common stock sufficient for the issuance of the remaining shares to the Second Lien Lenders after shareholder approval as well as a reverse stock split.

Intercreditor Agreement

Concurrently with Eagle Shipping’s entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and in connection with the granting of security interest in the collateral under those agreements, Eagle Shipping entered into an Intercreditor Agreement. The Intercreditor Agreement governs the relative rights and priorities of the secured parties in respect of liens on the assets of Eagle Shipping and its subsidiaries securing the First Lien Facility and the Second Lien Facility.

Bankruptcy and Reorganization

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

●

The extinguishment of all loans and other obligations under the Credit Agreement as of the Effective Date, with the current holders thereof receiving (i) shares of New Eagle Common Stock equal to 99.5% of the total number of shares of New Eagle Common Stock issued and outstanding on the Effective Date, subject to dilution by the New Eagle Equity Warrants and the Management Incentive Program, and (ii) a cash distribution as contemplated by the Plan .On the Effective Date, the Credit Agreement was terminated, and the liens and mortgages thereunder were released.

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

Our financial performance is based on the following key elements of our business strategy:

(1)

concentration in one vessel category: Supramax dry bulk vessels, which we believe offer certain size, operational and geographical advantages relative to other classes of dry bulk vessels, such as Handy, Panamax and Capesize vessels,

(2)

Eagle’s chartering strategy has historically been to time charter the Vessels on short- to medium-term charter, often with vessel operators. However, under its new management team, the Company is in the midst of a transition to an active operating model where it is entering into a higher percentage of voyage charters and developing contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, Eagle consistently monitors the dry bulk shipping market and, based on market conditions, will consider taking advantage of long-term time charters at higher rates when appropriate.

and

(3)	maintain high quality vessels and improve standards of operation through improved environmental procedures, crew training and maintenance and repair procedures.

The following are other significant events that occurred during 2015:

●	In April 2015, the Company decided to sell the Kite, a 1997-built Handymax, and reached an agreement to sell the vessel for $4,297,100 after brokerage commissions payable to a third party. On May 7, 2015, the Company sold the vessel and realized a net loss of approximately $5.7 million in the second quarter of 2015.

●

On May 20, 2015, the Company delivered a 90 day termination notice to Navig8 to terminate the Pool arrangements for all of its vessels in the Pool. The notice of termination was given pursuant to the terms of the Company’s pool agreement

●

On August 14, 2015, the Company entered into an Amendatory Agreement (the “Amendatory Agreement”) with certain Exit Lenders under the Exit Financing Facility. Pursuant to the Amendatory Agreement, the Exit Lenders have agreed to, among other things, defer the compliance with the minimum interest coverage covenant under the Exit Financing Facility from December 31, 2015.

●

On August 24, 2015, the Company provided three months’ notice to its third party technical manager to terminate the technical management contract. The Company intends to transfer those vessels to Company’s in-house technical management.

●

In November 2015, the Company filed a voluntary self-disclosure report regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma).

 The following are other significant events that occurred during 2014:

●

On March 19, 2014, the Company received waivers for the violation of the maximum leverage ratio covenant under its Credit Agreement (As defined in note 7 to the Consolidated Financial Statements, below) as of December 31, 2013 and the expected violation of the maximum leverage ratio and minimum interest coverage ratio covenants at March 31, 2014 (as amended, the “Waivers”). The Waivers were extended through August 5, 2014, subject to certain conditions and the satisfaction of certain milestones.

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

We have employed all of our vessels on time and voyage charters. The following table represents certain information about our revenue earning charters on our operating fleet as of December 31, 2015:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Mar 2016	$1,500 (4)

Bittern	2009	57,809	Mar 2016	$3,500

Canary	2009	57,809	Feb 2016	$3,250

Cardinal	2004	55,362	Jan 2016	$10,250

Condor	2001	50,296	Drydock	-(2)

Crane	2010	57,809	Jan 2016	$7,400

Crested Eagle	2009	55,989	Mar 2016	$1,500 (5)

Crowned Eagle	2008	55,940	Mar 2016	Voyage (1)

Egret Bulker	2010	57,809	Jan 2016	$6,250

Falcon	2001	50,296	Feb 2016	$4,950

Gannet Bulker	2010	57,809	Feb 2016	Voyage

Golden Eagle	2010	55,989	Jan 2016	$4,500

Goldeneye	2002	52,421	Jan 2016	$3,500

Grebe Bulker	2010	57,809	Jan 2016	Voyage (1)

Harrier	2001	50,296	Feb 2016	$7,500

Hawk I	2001	50,296	Jan 2016	$6,250

Ibis Bulker	2010	57,775	Feb 2016	$5,175

Imperial Eagle	2010	55,989	Jan 2016	Voyage (1)

Jaeger	2004	52,248	Jan 2016	$7,200

Jay	2010	57,802	Jan 2016	$4,200

Kestrel I	2004	50,326	Jan 2016	$8,900

Kingfisher	2010	57,776	Feb 2016	$1000

Kittiwake	2002	53,146	Feb 2016	$4,750

Martin	2010	57,809	Jan 2016	$7,350

Merlin	2001	50,296	Drydock	-(2)

Nighthawk	2012	57,809	Jan 2016	$4,200

Oriole	2012	57,809	Unemployed	-(3)

Osprey I	2002	50,206	Jan 2016	Voyage (1)

Owl	2012	57,809	Feb 2016	Voyage (1)

Peregrine	2001	50,913	Feb 2016	Voyage (1)

Petrel Bulker	2012	57,809	Feb 2016	$3,800

Puffin Bulker	2012	57,809	Jan 2016	Voyage (1)

Redwing	2007	53,411	Jan 2016	$3,850

Roadrunner Bulker	2012	57,809	Jan 2016	$7,000

Sandpiper Bulker	2012	57,809	Mar 2016	$5,500

Shrike	2003	53,343	Mar 2016	$1,500 (6)

Skua	2003	53,350	Jan 2016	$2,000

Sparrow	2000	48,225	Jan 2016	$3,750

Stellar Eagle	2009	55,989	Jan 2016	Voyage (1)

Tern	2003	50,200	Jan 2016	$8,250

Thrasher	2010	53,360	Jan 2016	$4,950

Thrush	2012	53,297	Feb 2016	$7,500

Woodstar	2008	53,390	Jan 2016	$3,800

Wren	2008	53,349	Mar 2016	$4,650

(1)	Upon conclusion of the previous charter the vessel will commence a short term charter for up to six months.
(2)	Upon completion of drydock, the vessel will commence a short term charter for up to six months.
(3)	The vessel is contracted to perform a time charter after December 31, 2015.
(4)	The vessel is contracted to continue the existing time charter at a charter rate of $6,500 after March 2, 2016.
(5)	The vessel is contracted to continue the existing time charter at a charter rate of $6,500 after February 27, 2016.
(6)	The vessel is contracted to continue the existing time charter at a charter rate of $ 6,500 after February 24,2016

Market Overview

The international shipping industry is highly competitive and fragmented with many market participants. As of December 31, 2015, there are approximately 10,662 dry bulk carriers (over 10,000 dwt) totaling 776.1 million dwt.  The world dry bulk fleet remains very fragmented with no single owner accounting for more than 5%.  We compete with other (primarily private) owners of dry bulk vessels in the Handysize, Supramax, and Panamax asset classes.

Competition in the dry bulk trade is intense.  Demand is a function of world economic conditions and the consequent requirement for commodities, production and consumption patterns, as well as events which interrupt production, trade routes, and consumption. We compete for charters on the basis of price, vessel location, size, age, and condition, as well as on our reputation as an owner and operator. Customers, or charterers, tend to prefer modern vessels (over older ships) due to their greater operational reliability, lower fuel consumption, and improved built-designs complying with more recent regulation standards.  Consequently, owners of large modern fleets tend to have a competitive advantage over owners operating older ships.

Our strategy is to concentrate in one vessel category within the dry bulk segment- the Supramax sector. Supramax dry bulk vessels range in size from approximately 50,000 to 60,000 dwt. These vessels have the cargo loading and unloading flexibility offered by their on-board cranes while cargo carrying capacity approaches that of Panamax class vessels, which ranges in size between 75,000 and 83,000 dwt and requires onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to potential charterers. All 44 of the owned vessels in our operating fleet fall between 48,000 and 59,000 dwt. The sole chartered in vessel is a logs-fitted handysize bulk carrier of 37,000 dwt.

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet.  As of December 2015, 6% of the world Handymax fleet was 20 years or older and the newbuilding orderbook currently stands at 18% of the (Handymax) on-the-water fleet.  The 44 Handymax vessels in our operating fleet have an average age of approximately 8.4 years as of December 31, 2015. As a point of reference, historically, the typical trading life of a Handymax vessel is approximately 26 years. The Handymax newbuilding orderbook currently stands at 18% of the (Handymax) on-the-water fleet.

Drybulk Orderbook and Fleet Age Profile
(Source: Clarksons, Jan. 2016)
25%
20%
15%
10%
5%
0%
13%
15%
6%
20%
7%
14%
8%
16%
Handysize
Handymax
Panamax
Capesize
% of fleet over 20yrs of age
Orderbook as a % of fleet

The Handymax Market

Dry bulk faced a weak market in 2015 with rates decreasing across all asset classes. The primary contributor to this weakness was a decrease in year-on-year demand growth from 5 to 0%. Supply growth also decreased year-on-year, but it was not sufficient to make-up for the weakness in demand. For the full year 2015, Supramaxes averaged $6,966/day, Panamaxes averaged $5,560/day, and Capesizes averaged $7,043/day.

Industry research indicates dry bulk vessel deliveries for 2016 and beyond will total 126.6 million DWT, which equates to approximately 16% of the on-the-water fleet.  Given the current state of the dry bulk market though, a portion of these newbuilding orders may get postponed, cancelled, or even converted into other types of vessels (i.e. tankers). In the Capesize sector, 240 vessels are currently on order which is equivalent to 15% of the existing fleet. The Panamax sector has about 14% of its existing fleet on order. The Handymax sector has about 18% of its existing fleet on order with deliveries occurring between 2016 and 2018. In total, there are 1,571 vessels on order within dry bulk.

Demand for dry bulk is expected to remain flat for 2016, equating to a growth rate of around 1%, split between the major bulks at 0% and the minor bulks at 2%.

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

For the Company’s vessels operating in a Commercial Pool, revenues and voyage expenses are pooled and allocated to each pool participant under a time charter agreement basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross shipping revenues net of voyage expenses is based on points allocated to participants’ vessels based on cargo carrying capacity and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates and collection of related receivables and the payment of voyage expenses, which include the cost of bunkers and port expenses, are the responsibility of the pool. The operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. The pool may enter into contracts that earn either voyage charter revenue or time charter revenue. The Company recognizes revenue from this pool arrangement based on its portion of the net distributions reported by the pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees. The pool follows the same revenue recognition principles, as applied by the Company, in determining shipping revenues and voyage expenses, including recognizing revenue only after a charter has been agreed to by both the pool and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Performance Claims

Revenue is based on contracted charter parties, including spot-market related time charters which rates fluctuate based on changes in the spot market.  However, there is always the possibility of dispute over terms and payment of hires and freights. In particular, disagreements may arise as to the responsibility of third party costs incurred by the customer and revenue due to us as a result. Additionally, there are certain performance parameters included in contracted charter parties which if not met, can result in customer claims. Accordingly, we periodically assess the recoverability of amounts outstanding and estimate a provision if there is a possibility of non-recoverability. At each balance sheet date, we provide a provision based on a review of all outstanding charter receivables which is recorded as vessel expenses. Although we believe our provisions to be reasonable at the time they are made, it is possible that an amount under dispute is not ultimately recovered and the estimated provision for doubtful accounts is inadequate.

Vessel Lives and Impairment

Historically, we depreciated our dry bulk vessels on a straight-line basis over their estimated useful lives, estimated to be 28 years from date of initial delivery from the shipyard to the original owner. Depreciation is based on cost less the estimated residual salvage value. Salvage, or scrap, value is based upon a vessel's lightweight tonnage ("lwt") multiplied by a scrap rate. Historically, we used a scrap rate of $150 per lwt, to compute each vessel's salvage value. However, when regulations place limitations over the ability of a vessel to trade on a worldwide basis, the vessel's useful life is adjusted to end at the date such regulations become effective. An increase in the useful life of a dry bulk vessel or in its salvage value has the effect of decreasing the annual depreciation charge and extending it into later periods. A decrease in the useful life of a dry bulk vessel or in its salvage value has the effect of increasing the annual depreciation charge.

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

The carrying values of the Company's vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as vessel sales and purchases, business plans and overall market conditions.

If indicators of impairment are present, we perform an analysis of the undiscounted projected net operating cash flow for each vessel and compare it to the vessel carrying value. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. In developing estimates of future cash flows, the Company must make assumptions about future charter rates, ship operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing. For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the last twenty years of historical average of one to three years’ time charter. Actual equivalent drybulk shipping rates are currently lower than the estimated rate. We believe current rates have been driven by short term disruptions in demand and a slowdown in the availability of global credit. The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and an estimated daily time charter equivalent for the unfixed days over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective. There can be no assurance as to how long charter rates and vessel values will remain at their currently low levels or whether they will improve by any significant degree. Charter rates may remain at depressed levels for some time, which could adversely affect our revenue and profitability, and future assessments of vessel impairment. In the event that an impairment were to occur, we would determine the fair value of the related asset and record a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. We estimate fair value primarily through the use of third party valuations performed on an individual vessel basis. Such valuation is not necessarily the same as the amount any vessel may bring upon sale, which may be more or less, and should not be relied upon as such.

As of December 31, 2015, we determined that the future undiscounted cash flows did not exceed the net book value on six of our vessels. This is a result of our intention to divest six of our older vessels in the short term period. As a result, we reduced the carrying value of each vessel to its fair market value as of December 31, 2015 and recorded an impairment charge of $50,872,734.

The table set forth below indicates the carrying value of each of our vessels as of December 31, 2015 and 2014, which we believe based on broker quotes recently obtained has a basic i.e., charter free market value below its carrying value.  Noted below the table is the aggregate difference between the carrying value and the basic market value, which represents the approximate amount by which we believe we would have to reduce our net income if we sold all of such vessels excluding commissions as of December 31, 2015, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy. Supramax vessel values have continued to decline after year end.  As such, the current value may be lower than the value utilized in the table below. Additionally, given the current dynamic in the dry bulk market, were we to sell a vessel, we might not be able to realize proceeds consistent with the amounts disclosed below.

	Dwt	Year Purchased	Carrying Value* as of December 31, 2015	Carrying Value* as of December 31, 2014
Drybulk Vessels
AVOCET	53,462	2010	$18.9 million*	$19.5 million*
BITTERN	57,809	2009	$18.8 million*	$19.6 million*
CANARY	57,809	2009	$18.8 million*	$19.6 million*
CARDINAL	55,362	2005	$16.5 million*	$17.5 million*
CONDOR	50,296	2005	$12.3 million*	$13.9 million*
CRANE	57,809	2010	$20.2 million*	$20.6 million*
CRESTED EAGLE	55,989	2009	$22.7 million*	$23.8 million*
CROWNED EAGLE	55,940	2008	$21.3 million*	$22.3 million*
EGRET BULKER	57,809	2010	$20.0 million*	$20.6 million*
FALCON	50,296	2005	$13.0 million*	$13.9 million*
GANNET BULKER	57,809	2010	$19.8 million*	$20.6 million*
GOLDEN EAGLE	55,989	2010	$24.0 million*	$25.0 million*
GOLDENEYE	52,421	2008	$14.0 million*	$14.9 million*
GREBE BULKER	57,809	2010	$19.8 million*	$20.6 million*
HARRIER	50,296	2005	$13.0 million*	$13.9 million*
HAWK I	50,296	2005	$12.9 million*	$13.9 million*
IBIS BULKER	57,775	2010	$19.8 million*	$20.6 million*
IMPERIAL EAGLE	55,989	2010	$24.0 million*	$25.0 million*
JAEGER	52,248	2006	$15.2 million*	$16.1 million*
JAY	57,802	2010	$19.8 million*	$20.6 million*
KESTREL	50,326	2006	$15.7 million*	$16.7 million*
KINGFISHER	57,776	2010	$19.8 million*	$20.6 million*
KITTIWAKE	53,146	2007	$14.0 million*	$14.9 million*
MARTIN	57,809	2010	$19.8 million*	$20.6 million*
MERLIN	50,296	2005	$12.9 million*	$13.9 million*

NIGHTHAWK	57,809	2012	$20.8 million*	$21.6 million*
ORIOLE	57,809	2012	$20.8 million*	$21.6 million*
OSPREY I	50,206	2005	$13.8 million*	$14.8 million*
OWL	57,809	2012	$20.8 million*	$21.6 million*
PEREGRINE	50,913	2005	$12.9 million*	$13.9 million*
PETREL BULKER	57,809	2012	$20.8 million*	$21.6 million*
PUFFIN BULKER	57,809	2012	$20.8 million*	$21.6 million*
REDWING	53,411	2008	$15.4 million*	$16.1 million*
ROADRUNNER BULKER	57,809	2012	$20.8 million*	$21.6 million*
SANDPIPER BULKER	57,809	2012	$20.8 million*	$21.6 million*
SHRIKE	53,343	2007	$15.1 million*	$16.2 million*
SKUA	53,350	2007	$15.1 million*	$16.2 million*
SPARROW	48,225	2005	$11.9 million*	$12.9 million*
STELLAR EAGLE	55,989	2009	$22.7 million*	$23.8 million*
TERN	50,200	2006	$14.9 million*	$15.8 million*
THRASHER	53,360	2010	$18.9 million*	$19.5 million*
THRUSH	53,297	2012	$19.6 million*	$20.5 million*
WOODSTAR	53,390	2008	$16.3 million*	$17.1 million*
WREN	53,349	2008	$16.3 million*	$17.1 million*

Total DWT	2,404,064

*Indicates drybulk carriers for which we believe, as of December 31, 2015 and 2014, the basic charter-free market value is lower than the vessel’s carrying value. We believe that the aggregate and individually the carrying value of these vessels exceeds their December 31, 2015 and December 31, 2014 aggregate basic charter-free market value by approximately $348 million and $52 million, respectively. At December 31, 2015, we have recorded an impairment charge of $ 50.8 million on six of our vessels. Such impairment has not been reflected in the above table.

Deferred Drydock Cost

There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydock costs are capitalized when incurred and amortized over the period to the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock expenses. Under the deferral method, drydock expenses are capitalized and amortized on a straight-line basis until the next drydock, which we estimate to be a period of two to five years. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in deferral drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted. We expect that our vessels will be required to be drydocked approximately every 30 months for vessels older than 15 years and 60 months for vessels younger than 15 years.

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

Deferred Financing Costs

Fees incurred for obtaining new loans or refinancing existing loans are deferred and amortized to interest expense over the life of the related debt using the effective interest method. Unamortized deferred financing costs are written off when the related debt is repaid, or there is a reduction in the facility, and such amounts are expensed in the period the repayment or refinancing is made.

Results of Operations for the years ended December 31, 2015, 2014 and 2013

Factors Affecting Our Results of Operations

The following tables represent the operating data and certain financial statement data for the years ended December 31, 2015, 2014 and 2013 on a consolidated basis. The period from January 1 to October 15, 2014 (Predecessor) and the period from October 16 to December 31, 2014 (Successor) are distinct reporting periods as a result of our emergence from bankruptcy on October 15, 2014. References in these results of operation combine, except where noted, the Successor and Predecessor results for the year ended December 31, 2014 in order to provide comparability of such information to the years ended December 31, 2015 and 2013. While this combined presentation is a non-GAAP presentation for which there is no comparable GAAP measure, management believes that providing this financial information is the most relevant and useful method for making comparisons to the years ended December 31, 2015, 2014 and 2013.  We did not compare the share and per share amounts, since the change in our capital structure as a result of the bankruptcy renders these not comparable between the Successor and the Predecessor.

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	2015	2014	2013
Ownership Days	16,186	16,425	16,425
Chartered-in under operating lease Days	382	91	-
Total	16,568	16,515	16,425
Available Days	16,151	16,325	16,305
Operating Days	15,766	15,988	16,180
Fleet Utilization	97.6%	97.9%	99.2%

●

Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

●

Chartered-in under operating lease days: The Company defines chartered-in under operating lease days as the aggregate number of days in a period during which the Company chartered-in vessels. The Company chartered in a vessel in fourth quarter of 2014 for a period of 7 years. The Company also chartered in a vessel in the fourth quarter of 2015 for a short term of 45 days.

●

Available days:  We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and drydockings, and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked five vessels in 2013, seven vessels in 2014 and nineteen vessels in 2015.

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

Our revenues for the years ended December 31, 2015, 2014 and 2013 were earned from time charters, voyage charters and vessel pools. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2015 were $103,856,876. Net revenues for the year ended December 31, 2015 were 33% lower than net revenues for the year ended December 31, 2014, primarily due to the lower charter rates earned by the fleet in 2015.

Net revenues for the year ended December 31, 2014 were $154,239,817. Net revenues for the year ended December 31, 2014 were 24% lower than net revenues for the year ended December 31, 2013, primarily due to the lower charter rates earned by the fleet in 2014 and recognition of $10,280,559 in 2013 relating to the non-cash amortization of fair value below contract value of time charters acquired of which $10,106,247 relates to the KLC settlement agreement in the quarter ended March 31, 2013.

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

Voyage expenses for the year ended December 31, 2015 were $23,832,457, compared with $20,965,932 for the year ended December 31, 2014. Expenses were higher primarily because more of our vessels were employed under voyage charters that require the owners to bear all of those expenses.

Voyage expenses for the year ended December 31, 2014 were $20,965,932, compared with $26,423,447 for the year ended December 31, 2013. Expenses were lower primarily because more of our vessels were employed under time charters that require the charterer to bear all of those expenses.

Vessel Expenses

Vessel expenses for the years ended December 31, 2015, 2014 and 2013 were $92,439,549, $94,973,059, and $84,424,790, respectively. Vessel expenses in 2015 included $86,295,934 in vessel operating costs and $6,143,615 in internal and external technical management fees. Vessel expenses in 2014 included $89,010,608 in vessel operating costs and $5,962,451 in technical management fees. The decrease in vessel expenses in the year ended December 31, 2015 compared to the same period of 2014 is attributable primarily to decreases in vessel running costs attributable to sale of the Kite, lower performance claims offset by increase in costs of stores, spares, repairs and hold cleaning. The increase in vessel expenses in the twelve month period ended December 31, 2014 compared to prior year is mainly attributable to increase in the cost of crew costs, stores and spares.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees.

Insurance expense varies with overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage. The main insurance expenses include hull and machinery insurance (i.e. asset insurance) costs and Protection and Indemnity ("P & I") insurance (i.e. liability insurance) costs. Certain other insurances, such as basic war risk premiums based on voyages into designated war risk areas are often for the account of the charterers for time charter voyages and on owners’ account for voyage charters.

With regard to vessel operating expenses, we historically entered into technical management agreements for some of our vessels with independent technical managers, V. Ships and Anglo Eastern International Ltd. In 2009, we set up our own in-house technical management department for a portion of our fleet in order to establish a vessel management bench-mark with our external technical managers. During the year ended December 31, 2013 we transferred all the vessels managed by Anglo Eastern International Ltd to in-house technical management. On August 24, 2015, the Company provided three months’ notice to V. Ships Limited to terminate the technical management contract. The Company intends to transfer those vessels to in-house technical management. As of December 31, 2015, six vessels have been transferred to in house technical management. In conjunction with our management, our managers have established an operating expense budget for each vessel. All deviations from the budgeted amounts are for our account. Included in Vessel Expenses is a daily fixed management fee for each vessel in our operating fleet paid to our independent technical managers.

For the Predecessor, the Company paid average monthly technical management fees of $13,994 per vessel for the period from January 1 to October 15 in 2014 and $11,901 for year ended December 31, 2013. For the Successor, the Company paid average monthly technical management fees of $10,920 and $11,041 per vessel for the year ended December 31 2015 and the period from October 16 to December 31, 2014 respectively. This includes internal and external technical management fees.

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

Depreciation and Amortization

For the years ended December 31, 2015, 2014 and 2013, total depreciation and amortization expense was $43,000,741, $70,020,606 and $76,947,400, respectively. Total depreciation and amortization expense for the year ended December 31, 2015 includes $41,044,397 of depreciation and $1,956,344 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2014 includes $67,499,128 of depreciation and $2,521,478 of amortization of deferred drydocking costs. Total depreciation and amortization expense for the year ended December 31, 2013 includes $75,003,864 of depreciation and $1,943,536 of amortization of deferred drydocking costs.

On the Effective Date, as part of fresh-start reporting, we revalued our vessel assets which resulted in a decrease in vessel assets and drydocking assets. Effective October 15, 2014, the Successor estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. As such, the depreciation and amortization expense is not comparable for the Successor and Predecessor Companies.

Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels are to be drydocked every two and a half years for vessels older than 15 years and every five years for vessels younger than 15 years, accordingly, these expenses are deferred and amortized over that period

General and Administrative Expenses

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

General and administrative expenses for the years ended December 31, 2015 and 2014 were $19,426,518 and $18,649,846, respectively. The increase in General and administrative expenses in 2015 was primarily attributable to the office lease termination fees, increase in non cash compensation expenses and advisers fees offset by higher third party management fees received in the comparable period in 2014.

General and administrative expenses for the years ended December 31, 2014 and 2013 were $18,649,846 and $16,026,634, respectively. The increase in General and administrative expenses in 2014 was primarily attributable to allowance for bad debt of $2,289,509.

General and administrative expenses include non-cash compensation charges of $3,969,989, $3,193,887, and $4,864,534, respectively in 2015, 2014, and 2013. These non-cash compensation charges relate to the stock options and restricted stock units granted to members of management and certain directors of the Company under the Stock Incentive Plans (see Note 13 in the financial statements).

Interest and Finance Costs

Interest Expense, inclusive of the PIK loans and DIP loans, consisted of:

	Successor
	2015	October 16, To December 31, 2014	January 1, To October 15, 2014	2013
Exit Facility Interest	$9,781,106	$2,103,151	$-	$-
Amortization of Facility Deferred Financing Costs	114,937	24,247	-	-
Term loan Interest		-	43,314,831	74,874,702
Amortization of Term Loan Deferred Financing Costs		-	16,278,544	8,032,925
Debtor-In-Possession Interest		-	394,096	-
Amortization of DIP Deferred Financing Costs		-	750,000	-
Amortization of fees in lieu of interest on Term loan	2,031,379	231,928	-	-
Total Interest Expense	$11,927,422	$2,359,326	$60,737,471	$82,907,627

Interest paid amounted to $9,911,793 in 2015, $10,886,687 from January 1 to October 15 and $1,586,303 from October 16 to December 31, 2014 and $47,973,599 in 2013.

For 2015, interest rates on our outstanding debt ranged from 3.696% to 4.08%, including a margin over LIBOR applicable under the terms of the amended credit facility for the Successor. The weighted average effective interest rate including the amortization of debt discount for this period was 5.06% for the Successor.

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

For 2015, Commitment fees of 40% of the margin on the undrawn portion of the facility were incurred. Commitment fees of 0.70% incurred on the undrawn portion of the facility for the Predecessor for the period January 1 to October 15, 2014. Commitment fees of 40% of the margin incurred on the undrawn portion of the facility for the Successor for the period October 16 to December 31, 2014.

Reorganization items, Net

There were no reorganization items for the year ended December 31, 2015 compared to $427,735,210 for the comparable period in 2014. These reorganization items include trustee fees, professional fees incurred after the Petition Date in relation to the Chapter 11 Case, the revaluation of assets and liabilities recorded as part of fresh-start reporting, the gain on the settlement of liabilities subject to compromise as well as a net gain on debt and equity discharge and issuance pursuant to the Plan.

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities during 2015 was $43,786,769 compared with net cash used of $19,744,111 in 2014 and net cash used of $354,384 in 2013. The change in 2015, 2014 and 2013 was primarily due to lower charter rates on time charter renewals.

Net cash provided by investing activities during 2015 was $10,251,871, compared with net cash provided by investing activities of $3,715,099 in 2014, compared with net cash provided by investing activities of $2,317,446 in 2013.

In 2015 and 2014, we sold KLC shares for total proceeds of $7,838,346 and $4,400,278, respectively. In addition, we received $4,235,542 from the sale of the Kite in the second quarter of 2015.

Net cash provided by financing activities in 2015 was $18,455,772, compared to net cash provided by financing activities of $36,321,575 and net cash used in financing activities of $400,306 in 2014 and 2013, respectively. During 2015, we borrowed $40,000,000 from our revolving credit facility under the Exit Financing Facility and repaid $19,625,000 toward the term loan facility under the Exit Financing Facility. In August 2015, we also paid $500,000 to our lenders to amend our Exit Financing Facility and $1,419,228 to settle taxes on net share equity awards.

As of December 31, 2015, our cash and cash equivalents balance was $24,896,161 compared to a cash and cash equivalents balance of $39,975,287 at December 31, 2014. In addition, our restricted cash balance includes $141,561 and $66,243, for collateralizing letters of credit relating to our office leases as of December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company's debt consisted of $205,375,000 in term loans and $40,000,000 in revolver loan net of $3,736,693 of unamortized debt discount. In addition, we have a $10 million undrawn revolving credit facility.

Our principal sources of funds are operating cash flows and long-term bank borrowings. Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments of interest on outstanding loan facility.

Our current liquidity needs arise primarily from drydocking for our vessels, and working capital requirements as may be needed to support our business and payments required under our indebtedness. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available to us under the First Lien Facility and Second Lien Facility described below. We expect that our liquidity needs will continue to arise primarily from capital expenditures for our vessels, working capital requirements as may be needed to support our business and payments required under our indebtedness.

Liquidity

As a result of the very challenging market conditions in the dry bulk shipping sector in recent years, the Company has incurred significant losses since 2012, and negative operating cash flow since 2013.  In 2014, the Company filed for bankruptcy and emerged from bankruptcy in October 2014.  Since emerging from bankruptcy, the Company has continued to incur significant losses.  The rate environment continues to be low, and the Company had certain events of default under its credit facility for which its lenders agreed a forbearance agreements, as amended regarding such defaults. In March 2016, the Company completed the refinancing discussed below, which mitigated the liquidity issues facing the Company. After the refinancing, the Company’s credit line as part of the First Lien Facility, as defined herein, will be available for working capital needs of the Company.  However, the drybulk sector continues to experience significant challenges and shipping rates have been very low. There are no assurances that the level of liquidity will be adequate to continue to fund the Company’s operating needs, particularly if the dry bulk rate environment continues to operate at historically low levels.  If such low rates continue, the Company may be required to sell vessels, or to raise additional funds, although there is no assurance that the sale of any vessels or financing will be available on terms acceptable to the Company, if at all.

Credit Facilities

Credit Agreement

Refer to Note 7 - Debt of our consolidated financial statements for a summary of our credit agreement.

Exit Financing Facility

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million revolving credit facility of which the Company borrowed $$40 million as of December 31, 2015, and matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin ranging between 3.50% and 4.00% per annum. The revolving credit facility under the Exit Financing Facility is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the facility.

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

On January 15, 2016, the Company entered into the “Forbearance Agreement” by and among the Company, certain subsidiaries of the Company party to the Exit Financing Facility as guarantors and each lender under the Loan Agreement executing the Forbearance Agreement, which constitute the majority lenders (the “Specified Lenders”) where by the Specified Lenders agreed to forbear, during the forbearance period, from exercising certain of their available remedies under the Exit Financing Facility with respect to or arising out of:

●	one or more events of default that exist as a result of the Company’s voluntary OFAC Disclosure (the “Disclosed Defaults”); and

●	the “Specified Defaults”.

The Company and the Specified Lenders entered into the Forbearance Agreement (and each of the amendments and waivers granted as described below) to provide the Company with time, liquidity and flexibility to evaluate potential financing alternatives to enhance its liquidity, with the objective of reaching agreement by the end of the Forbearance Period Including its discussions with certain of its shareholders and Exit Lenders with respect to such financing alternatives;

The forbearance period under the Forbearance Agreement was originally set to expire on the earliest to occur of (1) 6:00 a.m. (New York City time) on February 2, 2016; (2) the occurrence of any event of default under the Exit Financing Facility other than a Specified Default; (3) the failure by the Company and the guarantors to comply with the covenants set forth in the Forbearance Agreement, which failure continues for more than two business days after written notice from the Specified Lenders or the agent under the Exit Financing Facility; or (4) the failure of the representations and warranties made by the Company and the guarantors set forth in the Forbearance Agreement to be true and correct in any material respect as of the date made

The Company, the guarantors ,the Specified Lenders and the agent and security trustee under the Exit Financing Facility amended the Forbearance Agreement seven times to extend the period of forbearance, the final amendment dated as of March 22, 2016, until March 29, 2016. In connection with the second amendment to the Forbearance Agreement, on February 9, 2016, the Company made the quarterly payment installment to the Exit Lenders that was due on January 15, 2016 in the amount of $3,906,250, which payment served to cure the related event of default under the Exit Financing Facility. In addition, in connection with the second, fourth amendment and sixth amendment, the Specified Lenders and the agent and security trustee agreed to temporarily waive the Company’s compliance with the minimum liquidity covenant under the Exit Financing Facility, each time reducing the liquidity that was required to be maintained. Under the fourth waiver, dated as of March 18, 2016, the Company was granted a further temporary waiver of minimum liquidity covenant to temporarily eliminate its application.

Corporate Reorganization and Refinancing

On March 30, 2016, we entered into a contribution agreement (the “Contribution Agreement”) with a newly-formed wholly-owned subsidiary, Eagle Shipping LLC, a limited liability company organized under the laws of the Marshall Islands (“Eagle Shipping”) pursuant to which the Company transferred, assigned and contributed to Eagle Shipping, and Eagle Shipping received, accepted and assumed, all of the tangible and intangible assets of the Company (other than the membership interests in Eagle Shipping owned by the Company and certain deposit accounts held by the Company, which deposit account balances were transferred) and all of the liabilities of the Company (the “Contribution”), including all of the Company’s rights and obligations under the Exit Financing Facility. Immediately following the Contribution, Eagle Shipping became the direct parent company of each of the Company’s previously directly-owned subsidiaries. The Contribution was part of the transactions contemplated by the agreements also entered into on March 30, 2016 and described below, which transactions were consummated on March 30, 2016, after the fulfillment of certain conditions precedent.

First Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that are guarantors under the Exit Financing Facility, as guarantors, entered into an Amended and Restated First Lien Loan Agreement (the “A&R First Lien Loan Agreement”) with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amends and restates the Exit Financing Facility in its entirety, providing for Eagle Shipping to be the borrower in the place of the Company, and further provides for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure. The A&R First Lien Loan Agreement provides for a term loan outstanding in the amount of $201,468,750 as well as a $50,000,000 revolving credit facility, of which $10,000,000 is currently undrawn (the term loan, together with the revolving credit facility, the “First Lien Facility”). The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the Agent and First Lien Lenders in connection with the First Lien Facility.

Eagle Shipping’s obligations under the First Lien Facility are secured by a first priority mortgage on each of the vessels currently in the Company’s fleet and such other vessels that it may from time to time include with the approval of the First Lien Lenders, a first assignment of its earnings account, its liquidity account and its vessel-owning subsidiaries’ earnings accounts, a first assignment of all charters with terms that may exceed 18 months, freights, earnings, insurances, requisition compensation and management agreements with respect to the vessels and a first priority pledge of the membership interests of each of Eagle Shipping’s vessel-owning subsidiaries. In the future, Eagle Shipping may grant additional security to the lenders from time to time.

The First Lien Facility contains financial covenants requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in the Company’s fleet (plus the value of certain additional collateral) at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017, 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the First Lien Facility and maintain minimum liquidity of not less than the greater of (i) $8,140,000 and (ii) $185,000 per vessel in the Company’s fleet. In addition, the First Lien Facility also imposes operating restrictions on Eagle Shipping including limiting Eagle Shipping’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); and merge or consolidate with, or transfer all or substantially all of Eagle Shipping’s assets to, another person. Upon entering into the First Lien Facility, Eagle Shipping made a principal payment with respect to the term loan of $11,718,750. For the fiscal quarters ending June 30, 2017 and June 30, 2018 and the fiscal years ending December 31, 2017 and 2018, Eagle Shipping is obligated to repay the First Lien Facility semi-annually in an amount equal to 75% of Eagle Shipping’s excess cash flow for the preceding semi-annual period, as defined in the first lien facility, subject to a cap of such mandatory prepayments of $15,625,000 in any fiscal year. Thereafter, Eagle Shipping will make payments of $3,906,250 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019.

The First Lien Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the First Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the First Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.

Second Lien Facility

On March30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries, as guarantors, entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”) with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Lenders include certain of the Company’s existing shareholders, , as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and matures on January 14, 2020 (the date this is 91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. The Company will use the proceeds from the Second Lien Facility to pay down amounts outstanding in respect of the revolving credit facility under the Exit Financing Facility, pay three quarters of amortization payments under the Exit Financing Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and add cash to the balance sheet, which cash would be deposited in an account subject to the security interest and control of the First Lien Lenders and the Second Lien Lenders.

Eagle Shipping’s obligations under the Second Lien Facility are secured by a second priority lien on the same collateral securing Eagle Shipping’s obligations under the First Lien Facility, subject to the terms of the Intercreditor Agreement (as defined below). Eagle Shipping may grant additional security to the Second Lien Lenders from time to time in the future, subject to the terms of the Intercreditor Agreement.

The Second Lien Facility contains financial covenants substantially similar to those in the First Lien Facility, subject to standard cushions, requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in the Company’s fleet (plus the value of certain additional collateral) at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017, 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the Second Lien Facility (provided that Eagle Shipping will not be required to comply with such covenant until the First Lien Facility has been paid in full) and to maintain a minimum liquidity of not less than the greater of (i) $6,512,000 and (ii) $148,000 per vessel in Eagle Shipping’s fleet. In addition, the Second Lien Facility also imposes operating restrictions on Eagle Shipping including limiting Eagle Shipping’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); and merge or consolidate with, or transfer all or substantially all of Eagle Shipping’s assets to, another person. Eagle Shipping may not prepay the Second Lien Facility while amounts or commitments under the First Lien Facility remain outstanding.

The Second Lien Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the Second Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the Second Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company issued up to 344,587,536 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders will receive shares equivalent to 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock is being made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares are expected to be delivered in two stages to the Second Lien Lenders that were lenders upon the execution of the Second Lien Facility: (1) shares in the amount of up to 7,619,213 representing approximately 19.9% of the Company’s current share count are expected to be delivered after the approval by NASDAQ of the listing of such shares pursuant to a supplemental listing application; and (2) as approved by the Company’s board, the Company intends to hold a shareholder vote in compliance with NASDAQ Marketplace Rule 5635(d) to permit the issuance to the Second Lien Lenders of the additional common stock equal to or in excess of 20% of the Company’s share count, and the remainder of shares are expected to be delivered after this approval by the shareholders. In addition, the Company intends to file a proxy statement with the SEC in connection with a special meeting of the Company’s stockholders to vote on proposals seeking approval of this issuance, an increase in the amount of authorized shares of common stock sufficient for the issuance of the remaining shares to the Second Lien Lenders after shareholder approval as well as a reverse stock split.

Intercreditor Agreement

Concurrently with Eagle Shipping’s entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and in connection with the granting of security interest in the collateral under those agreements, Eagle Shipping entered into an Intercreditor Agreement, dated as of March 30, 2016 (the “Intercreditor Agreement”) among Eagle Shipping, the First Lien Agent and the Second Lien Agent. The Intercreditor Agreement governs the relative rights and priorities of the secured parties in respect of liens on the assets of Eagle Shipping and its subsidiaries securing the First Lien Facility and the Second Lien Facility.

Dividends

The Company did not make any dividend payments in 2015, 2014 and 2013. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the amended credit facility and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term.

Credit Agreement

Refer to Note 7 - Debt of our consolidated financial statements and to Liquidity and Capital Resources section above for a summary of our credit agreement.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2015:

(in thousands of U.S. dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total

Bank Loans(1)	$15,625	$31,250	$198,500	$—	$245,375
Interest and borrowing fees	11,426	23,153	8,642	—	43,221
Chartering agreement (2,3)	4,928	9,855	9878	3,754	28,415
Office lease	338	845	899	1,198	3,280

Total	$32,317	$65,103	$217,919	$4,952	$320,291

(1)	See Note 1 and Note 7 in the financial statements. Interest is based on Libor assumption between 0.5% to 1.75%.
(2)	Does not include obligations of charter-in vessels less than one year.
(3)

On July 28, 2012, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that was in October 2014 for seven years with an option for additional one year. The hire rate for the 1st to 7th year is $13,500 per day and for the 8th year option $13,750 per day.

 Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels which are expected to enhance the revenue earning capabilities and safety of these vessels.

In addition to acquisitions that we may undertake in future periods, the Company's other major capital expenditures include funding the Company's program of regularly scheduled drydocking necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years for vessels older than 15 years and 5 years for vessels younger than 15 years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2015, nineteen of our vessels were drydocked and we incurred $11,141,561 in drydocking related costs. In 2014, seven of our vessels were drydocked and we incurred $5,763,587 in drydocking related costs. In 2013, three of our vessels were drydocked and we incurred $3,637,842 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2016	88	$2.6 million
June 30, 2016	44	$1.3 million
September 30, 2016	88	$2.6 million
December 31, 2016	44	$1.3 million

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.

(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

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

Other Contingencies

We refer you to Note 9 “Commitment and contingencies” to our consolidated financial statements included in this Annual Report for a discussion of our contingencies related to claim litigation. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

At December 31, 2015, the Company's debt consisted of principal amount of $205,375,000 less the unamortized issuance costs of $3,736,693 in term loans and $40,000,000 in revolver loan at a margin plus variable rates above the LIBOR

For the period from January 1 to December 31, 2015, interest on the outstanding debt ranged from 3.696% to 4.08%, including a margin over LIBOR. The weighted average effective interest rate was 5.06%.

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

The Company entered into interest rate swaps to effectively convert a substantial portion of its debt from a floating to a fixed-rate basis. The swaps are designated and qualify as cash flow hedges. The Company records the fair value of the interest rate swaps as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. As of December 31, 2015 and 2014, the Company had no swap contracts outstanding and the last swap expired in September 2013.

Foreign Currency and Exchange Rate Risk

In general, the shipping industry transacts using the U.S. dollar. The Company generates all of its revenues in U.S. dollars. The majority of the Company's operating expenses and the entirety of its management expenses are in U.S. dollars. The Company does not intend to use financial derivatives to mitigate the risk of exchange rate fluctuations for its revenues and expenses.

Item 8. Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption "Consolidated Financial Statements" as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

Changes in Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited the internal control over financial reporting of Eagle Bulk Shipping Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 30, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 30, 2016

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The information concerning our directors required under this Item is incorporated herein by reference from our proxy statement, which will be filed with the Securities and Exchange Commission, relating to our Annual Meeting of Stockholders to be held in 2016 (our "2015 Proxy Statement").

Executive Officers

The information concerning our Executive Officers required under this Item is incorporated herein by reference from our 2016 Proxy Statement.

Code of Ethics

The information concerning our Code of Conduct is incorporated herein by reference from our 2016 Proxy Statement.

Audit Committee

The information concerning our Audit Committee is incorporated herein by reference from our 2016 Proxy Statement.

Audit Committee Financial Experts

The information concerning our Audit Committee Financial Experts is incorporated herein by reference from our 2016 Proxy Statement.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference from our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference from our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required under this Item is incorporated herein by reference from our 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information about the fees for 2015 for professional services rendered by our independent registered public accounting firm is incorporated herein by reference from our 2016 Proxy Statement. Our Audit Committee's policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from our 2016 Proxy Statement.

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

10.11

Waiver and Forbearance Agreement entered into between Eagle Bulk Shipping Inc. and certain lenders under its Fourth Amended and Restated Credit Agreement, dated March 19, 2014, incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 20, 2014.

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

10.14

Form of Indemnification Agreement entered into between Eagle Bulk Shipping Inc. and certain directors, officers and employees, incorporated by reference to Exhibit 10.14 to the annual Report on Form 8-K of Eagle Bulk Shipping Inc. for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014.

10.15	Loan Agreement, dated as of October 9, 2014, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.
10.16	Amendatory Agreement dated as of August 14, 2015, incorporated by reference to Exhibit 10.3 to the quarterly report of Eagle Bulk Shipping Inc., filed with the SEC on November 16, 2015.
10.17

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

10.20	CEO Employment Agreement, incorporated by reference to Exhibit 10.5 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.
10.21

Separation Agreement and General Release Agreement, dated March 9, 2015, between Eagle Bulk Shipping Inc. and Sophocles Zoullas, incorporated by reference to Exhibit 10.20 to the Annual report on Form 10-K for the fiscal year ended December 31,2014, of Eagle Bulk Shipping Inc., filed with the SEC on April 2, 2015.

10.22

Separation Agreement and General Release, dated May 1, 2015, between Eagle Bulk Shipping Inc. and Alexis P. Zoullas, incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on May 15, 2015.

10.23

Employment Agreement, dated July 7, 2015, between Eagle Bulk Shipping In. and Gary Vogel, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on August 18, 2014.

10.24	Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.20 to the report on Form 8-K of Eagle Bulk Shipping Inc. filed with the SEC on August 18, 2014.

10.25

Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, by and between Eagle Bulk Shipping Inc. and Gary Vogel, dated as of September 29, 2015, incorporated by reference to Exhibit 10.1 to the quarterly report of Eagle Bulk Shipping Inc., filed with the SEC on November 16, 2015.

10.26

Option Award Agreement under the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, by and between Eagle Bulk Shipping Inc. and Gary Vogel, dated as of September 29, 2015, incorporated by reference to Exhibit 10.2 to the quarterly report of Eagle Bulk Shipping Inc., filed with the SEC on November 16, 2015.

10.27

Forbearance and Standstill Agreement, dated as of January 15, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on January 19, 2016.

10.28

Amendment No. 1 to Forbearance and Standstill Agreement, dated as of February 1, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on February 2, 2016.

10.29

Limited Waiver to the Loan Agreement and Amendment No. 2 to Forbearance and Standstill Agreement, dated as of February 9, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on February 9, 2016.

10.30

Limited Waiver to the Loan Agreement and Amendment No. 3 to Forbearance and Standstill Agreement, dated as of February 22, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on February 22, 2016.

10.31

Second Limited Waiver to the Loan Agreement and Amendment No. 4 to Forbearance and Standstill Agreement, dated as of February 29, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 1, 2016.

10.32

Amendment No. 5 to Forbearance and Standstill Agreement, dated as of March 6, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2016.

10.33

Third Limited Waiver to the Loan Agreement and Amendment No. 6 to Forbearance and Standstill Agreement, dated as of March 8, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 9, 2016.

10.34

Fourth Limited Waiver to the Loan Agreement, dated as of March 18, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 23, 2016.

10.35

Amendment No. 7 to Forbearance and Standstill Agreement, dated as of March 22, 2016, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 23, 2016.

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm –Deloitte & Touche LLP
23.2	Consent of Independent Registered Public Accounting Firm –PricewaterhouseCoopers LLP
23.3	Consent of Seward & Kissel LLP
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.

The following materials from Eagle Bulk Shipping Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31,2015, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Gary Vogel

	Name:	Gary Vogel
	Title:	Chief Executive Officer

March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2016.

Signature	Title
/s/ Gary Vogel	Chief Executive Officer and Director
Gary Vogel	(Principal Executive Officer)

/s/ Stanley H. Ryan	Director
Stanley H. Ryan

/s/ Justin A. Knowles	Director
Justin A. Knowles

/s/ Randee E. Day	Director
Randee E. Day

/s/ Gary Weston	Director
Gary Weston

/s/ Bart Velduizen	Director
Bart Velduizen

/s/ Paul M. Leand Jr.	Chairman of the Board and Director
Paul M. Leand Jr.

/s/ Adir Katzav	Chief Financial Officer
Adir Katzav	(Principal Financial Officer and Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets at December 31, 2015 and December 31, 2014	F-5

Consolidated Statements of Operations for the year ended December 31, 2015, for the period from October 16 to December 31, 2014 (Successor), for the period from January 1 to October 15, 2014 (Predecessor) and for the year ended December 31, 2013 (Predecessor)

F-6

Consolidated Statements of Comprehensive Loss for the year ended December 31, 2015, for the period from October 16 to December 31, 2014 (Successor), for the period from January 1 to October 15, 2014 (Predecessor) and for the year ended December 31, 2013 (Predecessor)

F-7

Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 2015, for the period from October 16 to December 31, 2014 (Successor), for the period from January 1 to October 15, 2014 (Predecessor) and for the year ended December 31, 2013

F-8

Consolidated Statements of Cash Flows for the year ended December 31, 2015, for the period from October 16 to December 31, 2014 (Successor), for the period from January 1 to October 15, 2014 (Predecessor) and for the year ended December 31, 2013 (Predecessor)

F-9

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

We have audited the accompanying consolidated balance sheet of Eagle Bulk Shipping Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Bulk Shipping Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 30, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

In our opinion, the consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the period from January 1, 2014 to October 15, 2014, and for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and of cash flows of Eagle Bulk Shipping Inc. and its subsidiaries (Predecessor) for the period from January 1, 2014 to October 15, 2014 and for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

April 2, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statement of operations, of comprehensive loss, of equity (deficit) and of cash flows for the period from October 25, 2014 through December 31, 2014 present fairly, in all material respects, the financial position of Eagle Bulk Shipping Inc. and its subsidiaries (Successor) at December 31, 2014 and the results of their operations and their cash flows for the period from October 25, 2014 through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

April 2, 2015

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor December 31, 2015	Successor December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$24,896,161	$39,975,287
Accounts receivable	7,076,528	14,731,301
Prepaid expenses	3,232,763	3,212,930
Inventories	5,574,406	5,749,273
Investment	-	8,300,740
Other assets	245,569	4,621,312
Total current assets	41,025,427	76,590,843
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $49,148,080 and $8,766,830, respectively	733,960,731	834,052,684
Other fixed assets, net of accumulated amortization of $159,827 and $118,232, respectively	220,509	230,805
Restricted cash	141,161	66,243
Deferred drydock costs	11,146,009	1,960,792
Deferred financing costs	435,816	550,753
Other assets	109,287	424,702
Total noncurrent assets	746,013,513	837,285,979
Total assets	$787,038,940	$913,876,822
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,216,473	$11,663,697
Accrued interest	401,232	531,918
Other accrued liabilities	10,827,075	9,142,229
Fair value below contract value of time charters acquired	1,283,926	1,648,740
Unearned charter hire revenue	1,560,402	2,389,595
Current portion of long-term debt	15,625,000	15,625,000

Total current liabilities	37,914,108	41,001,179
Noncurrent liabilities:
Long-term debt	226,013,307	204,106,928
Other liabilities	672,941
Fair value below contract value of time charters acquired	4,094,122	4,678,049
Total noncurrent liabilities	230,780,370	208,784,977
Total liabilities	268,694,478	249,786,156
Commitment and contingencies
Stockholders' equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 37,666,059 and 37,504,541 shares issued and outstanding as of December 31, 2015 and 2014, respectively	376,661	375,045
Additional paid-in capital	677,813,494	675,264,349
Accumulated Deficit	(159,845,693)	(11,548,728)
Total stockholders' equity	518,344,462	664,090,666
Total liabilities and stockholders' equity	$787,038,940	$913,876,822

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		Period from	Period from
	For the year ended	October 16,	January 1,	For the Year ended
		To	To
	December 31, 2015	December 31, 2014	October 15, 2014	December 31, 2013

Revenues, net	$103,856,876	$31,089,603	$123,150,214	$202,439,528

Voyage expenses	23,832,457	6,262,082	14,703,850	26,423,447
Vessel expenses	92,439,549	18,579,204	76,393,855	84,424,790
Charter hire expenses	4,125,766	1,042,760	188,233	-
Depreciation and amortization	43,000,741	8,781,846	61,238,760	76,947,400
General and administrative expenses	19,426,518	4,685,382	13,964,444	16,026,634
Loss on sale of vessel	5,696,675	-	-	-
Vessel impairment	50,872,734	-	-	-
Gain on time charter agreement termination	-	-	-	(32,526,047)
Total operating expenses	$239,394,440	39,351,274	$166,489,142	171,296,224

Operating income (loss)	$(135,537,564)	(8,261,671)	$(43,338,928	31,143,304

Interest expense	11,927,422	2,359,326	60,737,471	82,907,627
Interest income	(6,222)	(2,238)	(8,352)	(75,273)
Other expense	838,201	884,427	-	18,832,333
Reorganization items, net	-	45,542	427,735,210	-
Total other expense (income), net	12,759,401	3,287,057	488,464,329	101,664,687

Net loss	$(148,296,965)	$(11,548,728)	$(531,803,257)	$(70,521,383)

Weighted average shares outstanding:

Basic	37,617,358	37,504,541	17,857,408	16,983,913
Diluted	37,617,358	37,504,541	17,857,408	16,983,913

Per share amounts:
Basic net loss	$(3.94)	$(0.31)	$(29.78)	$(4.15)
Diluted net loss	$(3.94)	$(0.31)	$(29.78)	$(4.15)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor		Predecessor
	December 31, 2015	October 16, to December 31, 2014	January 1, to October 15, 2014	December 31, 2013

Net loss	$(148,296,965)	$(11,548,728)	$(531,803,257)	$(70,521,383)

Other comprehensive income (loss):
Change in unrealized loss on available for sale investment			(231,995)	(18,066,724)
Realized gain on available for sale investment				18,832,333
Net unrealized gain on derivatives				2,243,833
Total other comprehensive Income (loss)			(231,995)	3,009,442

Comprehensive loss	$(148,296,965)	$(11,548,728)	$(532,035,252)	$(67,511,941)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Share	Common Shares Amount	Additional paid-in Capital	Net Loss	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2012 - (Predecessor)	16,638,092	166,378	762,313,030		(165,275,389)	(3,009,442)	594,194,577
Net Loss	—	—	—	(70,521,383)	(70,521,383)	—	(70,521,383
Change in unrealized gain on investment	—	—	—	—	—	(18,066,724)	(18,066,724
Realized loss on investment	—	—	—	—	—	18,832,333	18,832,333
Net unrealized gain on derivatives	—	—	—	—	—	2,243,833	2,243,833
Vesting of restricted shares, net of shares withheld for employee tax	114,276	1,143	(353,449)	—	—	—	(352,306
Exercise of Warrants	30,703	307	(307)	—	—	—	—
Non-cash compensation	—	—	4,864,534	—	—	—	4,864,534
Balance at December 31, 2013 - (Predecessor)	16,783,071	167,828	766,823,808		(235,796,772)	—	531,194,864
Net Loss	—	—	—	(531,803,257)	(531,803,257)	—	(531,803,257)
Change in unrealized loss on investment	—	—	—	—	—	$(231,995)	(231,995)
Exercise of Warrants	1,770,877	17,709	(17,709)	—	—	—	—
Non-cash compensation	—	—	1,072,383	—	—	—	1,072,383
Cancellation of Predecessor common stock	(18,553,948)	(185,537)	(767,878,482)			(768,064,019)
Elimination of Predecessor accumulated deficit					767,600,029		767,600,029
Elimination of Predecessor other comprehensive income						231,995	231,995
Issuance of new equity interest in connection with emergence from Chapter 11	37,504,541	375,045	673,142,844				673,517,889
Balance at October 15, 2014 - (Predecessor)	37,504,541	375,045	673,142,844		—	—	673,517,889
Balance at October 16, 2014(Successor)	37,504,541	375,045	673,142,844		—	—	673,517,889
Net loss				$(11,548,728)	$(11,548,728)		$(11,548,728)
Non-cash compensation			2,121,505				2,121,505
Balance at December 31, 2014(Successor)	37,504,541	$375,045	$675,264,349	—	$(11,548,728)	—	$664,090,666
Net Loss	—	—	—	(148,296,965)	(148,296,965)	—	(148,296,965)
Vesting of restricted shares, net of shares withheld for employee tax	161,518	1,616	(1,420,844)	—	—	—	(1,419,228)
Non-cash compensation	—	—	3,969,989	—	—	—	3,969,989
Balance at December 31, 2015(Successor)	37,666,059	$376,661	$677,813,494	—	$(159,845,693)	—	$518,344,462

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Period from	Period from
		October 16,	January 1
	Year ended	To	To	Year ended
	December 31, 2015	December 31, 2014	October 15, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(148,296,965)	$(11,548,728)	$(531,803,257)	$(70,521,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,044,397	8,781,846	58,717,282	75,003,864
Amortization of deferred drydocking costs	1,956,344	-	2,521,478	1,943,536
Amortization of deferred financing costs	114,937	24,247	17,028,544	8,032,925
Amortization of discount on Exit Facility	2,031,379	231,928
Reorganization items and fresh-start reporting adjustments, net	-	-	402,423,980	-
Amortization of fair value below contract value of time charter acquired	(948,741)	(235,709)	-	(10,280,559)
Payment-in-kind interest on debt			17,858,132	29,177,969
Net loss on sale of vessel	5,696,675	-	-	-
Impairment of vessels	50,872,734	-	-	-
Investment and other current assets	-	-	-	(4,925,952)
Realized loss from sale of investment	462,394	884,426	-	18,832,333
Gain on time charter agreement termination	-	-	-	(29,033,503)
Allowance for accounts receivable	-	-	2,289,509
Non-cash compensation expense	3,969,989	2,121,505	1,072,383	4,864,534
Drydocking expenditures	(11,141,561)	(1,960,792)	(3,802,795)	(3,637,842)
Changes in operating assets and liabilities:
Accounts receivable	7,654,773	(1,007,975)	(4,815,734)	(1,893,143)
Other assets	4,691,158	1,086,391	(5,880,809)	(2,923,526)
Prepaid expenses	(19,833)	43,355	1,710,579	(1,956,271)
Inventories	174,867	2,919,530	941,469	2,472,853
Accounts payable	(3,447,224)	(1,903,888)	7,145,279	(3,812,701)
Accrued interest	(130,686)	516,849	14,964,109	(2,276,866)
Accrued expenses	2,357,787	(4,342)	2,935,346	(7,286,917)
Deferred revenue	-	-	-	(3,766,413)
Unearned revenue	(829,193)	(227,824)	(2,770,425)	1,632,678
Net cash used in operating activities	(43,786,769)	(279,181)	(19,464,930)	(354,384)

Cash flows from investing activities:
Vessel Improvements and other fixed assets	(1,747,099)	(194,514)	(291,244)	(92,100)
Proceeds from sale of Investment	7,838,346	4,400,278	-	2,272,801
Proceeds from sale of vessel	4,235,542	-	-	-
Purchase of other fixed assets	-	-	(199,421)	(73,068)
Changes in restricted cash	(74,918)	-	-	209,813
Net cash provided by/(used in) investing activities	10,251,871	4,205,764	(490,665)	2,317,446

Cash flows from financing activities:
Debtor-In-Possession Loan	-	-	25,000,000	-
Repayment of Debtor-In-Possession Loan	-	-	(25,000,000)	-
Long-Term borrowings	-	-	219,500,000	-
Repayment of Term Loan	(19,625,000)	-	(182,603,425)	-
Proceeds from Revolver Loan	40,000,000	-	-	-
Financing costs paid to Lender	(500,000)	-	-	-
Deferred financing costs	-	-	(575,000)	(48,000)
Cash used to settle net share equity awards	(1,419,228)	-	-	(352,306)

Net cash provided by/(used in) financing activities	18,455,772	-	36,321,575	(400,306)
Net increase/(decrease) in cash and cash equivalents	(15,079,126)	3,926,583	16,365,980	1,562,756
Cash and cash equivalents at beginning of period	39,975,287	36,048,704	19,682,724	18,119,968
Cash and cash equivalents at end of period	$24,896,161	$39,975,287	$36,048,704	$19,682,724

Supplemental cash flow information:
Cash paid during the period for Interest	$9,911,793	$1,586,303	$10,886,687	$47,973,599

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

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

Each of the Company’s vessels serve the same type of customer, have similar operation and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics.  Based on this, the Company has determined that, it operates in one reportable segment which is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.

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

As of December 31, 2015, the Company owned and operated a modern fleet of 44 oceangoing vessels, 43 Supramax and 1 Handymax, with a combined carrying capacity of 2,404,064 dwt and an average age of approximately 8.4 years. The Company also chartered in a Handylog beginning October 2, 2014 for a period of 7 years.

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

% of Consolidated Charter Revenue

	Successor		Predecessor
	2015	October 16, To December 31, 2014	January 1, To October 15, 2014	2013
Charterer
Charterer A	-	-	-	15.8%
Charterer B	-	-	10.5%	13.8%
Charterer C*	17.2%	27.7%	17.7%	-

*Includes charter revenue from a pool that the Company participated.

Liquidity

As a result of the very challenging market conditions in the dry bulk shipping sector in recent years, the Company has incurred significant losses since 2012, and negative operating cash flow since 2013.  In 2014, the Company filed for bankruptcy and emerged from bankruptcy in October 2014.  Since emerging from bankruptcy, the Company has continued to incur significant losses.  The rate environment continues to be low, and the Company had certain events of default under its credit facility for which its lenders agreed to a forbearance agreements pursuant to a forbearance agreement, as amended regarding such defaults. In March 2016, the Company completed the refinancing discussed below, which mitigated the liquidity issues facing the Company. After the refinancing, the Company’s credit line as part of the First Lien Facility, as defined herein, will be available for working capital needs of the Company.  However, the drybulk sector continues to experience significant challenges and shipping rates have been very low. There are no assurances that the level of liquidity will be adequate to continue to fund the Company’s operating needs, particularly if the dry bulk rate environment continues to operate at historically low levels.  If such low rates continue, the Company may be required to sell vessels, or to raise additional funds, although there is no assurance that the sale of any vessels or financing will be available on terms acceptable to the Company, if at all.

Corporate Reorganization and Refinancing

On March 30, 2016, we entered into a contribution agreement (the “Contribution Agreement”) with a newly-formed wholly-owned subsidiary, Eagle Shipping LLC, a limited liability company organized under the laws of the Marshall Islands (“Eagle Shipping”) pursuant to which the Company transferred, assigned and contributed to Eagle Shipping, and Eagle Shipping received, accepted and assumed, all of the tangible and intangible assets of the Company (other than the membership interests in Eagle Shipping owned by the Company and certain deposit accounts held by the Company, which deposit account balances were transferred) and all of the liabilities of the Company (the “Contribution”), including all of the Company’s rights and obligations under the Exit Financing Facility. Immediately following the Contribution, Eagle Shipping became the direct parent company of each of the Company’s previously directly-owned subsidiaries. The Contribution was part of the transactions contemplated by the agreements also entered into on March 30, 2016 and described below, which transactions were consummated on March 30, 2016, after the fulfillment of certain conditions precedent.

First Lien Facility

On March30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that are guarantors under the Exit Financing Facility, as guarantors, entered into an Amended and Restated First Lien Loan Agreement (the “A&R First Lien Loan Agreement”) with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amends and restates the Exit Financing Facility in its entirety, providing for Eagle Shipping to be the borrower in the place of the Company, and further provides for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure. The A&R First Lien Loan Agreement provides for a term loan outstanding in the amount of $201,468,750 as well as a $50,000,000 revolving credit facility, of which $10,000,000 is currently undrawn (the term loan, together with the revolving credit facility, the “First Lien Facility”). The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the Agent and First Lien Lenders in connection with the First Lien Facility.

Eagle Shipping’s obligations under the First Lien Facility are secured by a first priority mortgage on each of the vessels currently in the Company’s fleet and such other vessels that it may from time to time include with the approval of the First Lien Lenders, a first assignment of its earnings account, its liquidity account and its vessel-owning subsidiaries’ earnings accounts, a first assignment of all charters with terms that may exceed 18 months, freights, earnings, insurances, requisition compensation and management agreements with respect to the vessels and a first priority pledge of the membership interests of each of Eagle Shipping’s vessel-owning subsidiaries. In the future, Eagle Shipping may grant additional security to the lenders from time to time.

The First Lien Facility contains financial covenants requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in the Company’s fleet (plus the value of certain additional collateral) at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017, 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the First Lien Facility and maintain minimum liquidity of not less than the greater of (i) $8,140,000 and (ii) $185,000 per vessel in the Company’s fleet. In addition, the First Lien Facility also imposes operating restrictions on Eagle Shipping including limiting Eagle Shipping’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); and merge or consolidate with, or transfer all or substantially all of Eagle Shipping’s assets to, another person. Upon entering into the First Lien Facility, Eagle Shipping made a principal payment with respect to the term loan of $11,718,750. For the fiscal quarters ending June 30, 2017 and June 30, 2018 and the fiscal years ending December 31, 2017 and 2018, Eagle Shipping is obligated to repay the First Lien Facility semi-annually in an amount equal to 75% of Eagle Shipping’s excess cash flow for the preceding semi-annual period, as defined in the First Lien Facility, subject to a cap of such mandatory prepayments of $15,625,000 in any fiscal year. Thereafter, Eagle Shipping will make payments of $3,906,250 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019.

The First Lien Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the First Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the First Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.

Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries, as guarantors, entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”) with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Lenders include certain of the Company’s existing shareholders, , as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and matures on January 14, 2020 (the date this is 91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. The Company will use the proceeds from the Second Lien Facility to pay down amounts outstanding in respect of the revolving credit facility under the Exit Financing Facility, pay three quarters of amortization payments under the Exit Financing Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and add cash to the balance sheet, which cash would be deposited in an account subject to the security interest and control of the First Lien Lenders and the Second Lien Lenders.

Eagle Shipping’s obligations under the Second Lien Facility are secured by a second priority lien on the same collateral securing Eagle Shipping’s obligations under the First Lien Facility, subject to the terms of the Intercreditor Agreement (as defined below). Eagle Shipping may grant additional security to the Second Lien Lenders from time to time in the future, subject to the terms of the Intercreditor Agreement.

The Second Lien Facility contains financial covenants substantially similar to those in the First Lien Facility, subject to standard cushions, requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in the Company’s fleet (plus the value of certain additional collateral) at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017, 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the Second Lien Facility (provided that Eagle Shipping will not be required to comply with such covenant until the First Lien Facility has been paid in full) and to maintain a minimum liquidity of not less than the greater of (i) $6,512,000 and (ii) $148,000 per vessel in Eagle Shipping’s fleet. In addition, the Second Lien Facility also imposes operating restrictions on Eagle Shipping including limiting Eagle Shipping’s ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); and merge or consolidate with, or transfer all or substantially all of Eagle Shipping’s assets to, another person. Eagle Shipping may not prepay the Second Lien Facility while amounts or commitments under the First Lien Facility remain outstanding.

The Second Lien Facility also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the Second Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the Second Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company issued up to 344,587,536 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders will receive shares equivalent to 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock is being made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares are expected to be delivered in two stages to the Second Lien Lenders that were lenders upon the execution of the Second Lien Facility: (1) shares in the amount of up to 7,619,213 representing approximately 19.9% of the Company’s current share count are expected to be delivered after the approval by NASDAQ of the listing of such shares pursuant to a supplemental listing application; and (2) as approved by the Company’s board, the Company intends to hold a shareholder vote in compliance with NASDAQ Marketplace Rule 5635(d) to permit the issuance to the Second Lien Lenders of the additional common stock equal to or in excess of 20% of the Company’s share count, and the remainder of shares are expected to be delivered after this approval by the shareholders. In addition, the Company intends to file a proxy statement with the SEC in connection with a special meeting of the Company’s stockholders to vote on proposals seeking approval of this issuance, an increase in the amount of authorized shares of common stock sufficient for the issuance of the remaining shares to the Second Lien Lenders after shareholder approval as well as a reverse stock split.

Intercreditor Agreement

Concurrently with Eagle Shipping’s entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and in connection with the granting of security interest in the collateral under those agreements, Eagle Shipping entered into an Intercreditor Agreement, dated as of March 30, 2016 (the “Intercreditor Agreement”) among Eagle Shipping, the First Lien Agent and the Second Lien Agent. The Intercreditor Agreement governs the relative rights and priorities of the secured parties in respect of liens on the assets of Eagle Shipping and its subsidiaries securing the First Lien Facility and the Second Lien Facility.

The Company anticipates that after the reorganization, our availability under the First Lien Facility financial, together with cash generated from operations will be sufficient to fund the operations of our fleet, including our working capital, throughout 2016. However, if charter rates will operate at historically low levels, there is no assurance that our liquidity will be adequate to fund the Company’s operating needs.

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

Exit Financing Facility

On October 9, 2014, Eagle Bulk Shipping Inc., as borrower, and certain of its subsidiaries, as guarantors, entered into the Exit Financing Facility with certain lenders (the “Exit Lenders”). The Exit Financing Facility is in the amount of $275 million, including a $50 million revolving credit facility of which $40 million has been drawn as of December 31, 2015, and matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus a margin ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the facility. The Exit Financing Facility is described further in Note 7 below.

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

FRESH START ACCOUNTING

Financial Statement Presentation

Upon the Company’s emergence from the Chapter 11 Cases on October 15, 2014, the Company adopted fresh-start accounting in accordance with provisions of ASC 852, Reorganizations (“ASC 852”). Upon adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their fair value as of October 15, 2014, the fresh-start reporting date. The fair values of the Company’s assets and liabilities in conformance with ASC 805, Business Combinations, as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting date, as the Company will have a new basis in its assets and liabilities. Consequently, the Company’s historical financial statements may not be reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start accounting. As a result of the adoption of fresh-start reporting, the Company’s balance sheets and consolidated statements of operations subsequent to October 15, 2014 will not be comparable in many respects to our consolidated balance sheets and consolidated statements of operations prior to October 15, 2014.

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

The effects of the Plan and fresh-start reporting on the Company’s consolidated balance sheet are as follows:

	Predecessor At October 15, 2014	Reorganization Adjustments(1)		Fresh Start Adjustments		Successor At October 16, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$28,144,072	$7,904,632		$-		$36,048,704
Accounts receivable, net	13,723,326	-		-		13,723,326
Prepaid expenses	3,650,965	139,537	(f)	(534,217)		3,256,285
Inventories	8,668,803	-		-		8,668,803
Investment	13,585,444	-		-		13,585,444
Other assets	5,704,808	-		-		5,704,808
Total current assets	73,477,418	8,044,169		(534,217)	(k)	80,987,370
Noncurrent assets:
Vessels and vessel improvements	1,581,232,547	-		(738,607,547)	(n)	842,625,000
Other fixed assets	457,510	-		(211,688)	(m)	245,822
Restricted cash	66,243	-		-		66,243
Deferred drydock costs	5,108,002	-		(5,108,002)	(l)	-
Deferred financing costs	300,000	275,000	(e)	-		575,000
Other assets	2,943,540	-		(2,515,944)	(k)	427,596
Total noncurrent assets	1,590,107,842	275,000		(746,443,181)		843,939,661
Total assets	$1,663,585,260	$8,319,169		$(746,977,398)		$924,927,031

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
Accounts payable	$13,567,585	$-		$-		$13,567,585
Accrued interest	121,666	(106,597)	(d)	-		15,069
Other accrued liabilities	12,617,380	(3,470,809)	(g)	-		9,146,571
Unearned charter hire revenue	2,617,419					2,617,419
Fair value below contract value	-	-		1,550,382	(o)	1,550,382
Debt-In-Possession loan	25,000,000	(25,000,000)	(b)	-		-
Term loans	-	15,625,000	(a)	-		15,625,000
Total current liabilities not subject to compromise	53,924,050	(12,952,406)		1,550,382		42,522,026

Non-Current liabilities not subject to compromise:
Long-term debt	-	203,875,000	(a)	-		203,875,000
Fair value below contract value	-	-		5,012,116	(o)	5,012,116
Total non-current liabilities not subject to compromise	-	203,875,000		5,012,116		208,887,116

Liabilities subject to compromise:
Term loans	1,129,478,741	(1,129,478,741)	(c),(h)	-		-
Payment-in-kind loans	62,423,569	(62,423,569)	(i)	-		-
Accrued interest	15,102,925	(15,102,925)	(j)	-
Total Liabilities subject to compromise	1,207,005,235	(1,207,005,235)		-

Total liabilities	1,260,929,285	(1,016,082,641)		6,562,498		251,409,142
Commitment and contingencies
Stockholders' equity:
Predecessor Preferred stock	-	-		-		-
Predecessor Common stock	185,537	(185,537)		-		-
Predecessor Additional paid-in capital	767,878,482	(767,878,482)		-		-
Successor Common stock	-	375,045		-		375,045
Successor Additional paid-in capital	-	673,142,844		-		673,142,844
Retained (deficit) earnings	(365,176,049)	1,118,947,940		(753,771,891)		-
Accumulated other comprehensive loss	(231,995)	-		231,995		-
Total stockholders' equity	402,655,975	1,024,401,810		(753,539,896)		673,517,889
Total liabilities and stockholders' equity	$1,663,585,260	$8,319,169		$(746,977,398)		$924,927,031

(1) Reorganization adjustments: This column represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of Liabilities subject to comprise and related payments, the issuance of new shares of common and new warrants, repayment of DIP facility and cancellation of Predecessor’s common stock.

*Cash proceeds at emergence (net of cash payments)

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

The total impact on Retained earnings reflects the cumulative impact of fresh start adjustments as discussed above. The net loss on fresh start adjustment has been included in Reorganization items, net in the Statement of Operations.

Note 2.  Significant Accounting Policies:

(a)

Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions were eliminated upon consolidation.

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

(c)

Other Comprehensive loss: The Company records the fair value of interest rate swaps and foreign currency swaps as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive income. Comprehensive loss is composed of net loss relating to the swaps, unrealized gains or losses associated with the Company’s available for sale investment.

(d)

Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. Restricted Cash includes minimum cash deposits required to be maintained with a bank for loan compliance purposes, an amount of $141,161 which is collateralizing a letter of credit as of December 31, 2015.

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

(g)	Inventories: Inventories, which consist of bunkers, are stated at the lower of cost or market. Cost is determined on a first-in, first-out method. Lubes and spares are expensed as incurred.

(h)

Investments: Prior to December 2015, the Company held an investment in the capital stock of KLC. This investment is designated as Available For Sale (“AFS”) and is reported at fair value, with unrealized gains and losses recorded in shareholders’ equity as a component of accumulated other comprehensive income. The Company classifies the investment as a current or noncurrent asset based on the Company’s intent to hold the investment at each reporting date. Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If a decline in the value of an investment below cost is deemed other than temporary, the cost of the investment is written down to fair value, with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the relative amount of the decline, our ability and intent to hold the investment until the fair value recovers and the length of time that fair value has been less than cost. There is no investment balance as of December 31, 2015.

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

(l)

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company will evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties or discounted cash flow analyses. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company's vessels. As of December 31, 2015, we determined that the future undiscounted cash flows did not exceed the net book value on six of our vessels. This is a result of our intention to divest six of our older vessels in the short term period. As a result, we reduced the carrying value of each vessel to its fair market value as of December 31, 2015 and recorded an impairment charge of $50,872,734.

(m)

Accounting for Dry-Docking Costs: The Company follows the deferral method of accounting for dry-docking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next dry-docking is required to become due, generally 30 months if the vessels are 15 years old or more and 60 months for the vessels younger than 15 years. Costs deferred as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements. Certain costs are capitalized during dry docking if they are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs that are deferred include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels’ sale.

(n)

Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt using the effective interest method. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made.

(o)

Other fixed assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over 3-10 years.

(p)

Accounting for Revenues and Expenses: Revenues generated from time charters and/or revenues generated from profit sharing arrangements are recognized over the term of the respective time charter agreements as service is provided and the profit sharing is fixed and determinable.

Under voyage charters, voyage expenses such as bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions are paid by the Company whereas, under time charters, such voyage costs are paid by the Company's customers. Vessel operating costs include crewing, vessel maintenance, internal and external technical management costs and vessel insurance. All voyage and vessel operating expenses are expensed as incurred on an accrual basis, except for commissions. Commissions are deferred over the related time or voyage charter period to the extent revenue has been deferred since commissions are earned as the Company's revenues are earned. Probable losses on voyages is provided for in full at the time such loss can be estimated.

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

(q)

Deferred Revenue: Deferred revenue includes cash received prior to the balance sheet date for which all criteria to recognize as revenue have not been met, including any deferred revenue resulting from charter agreements providing for varying rates, which are accounted for on a straight line basis.

(r)

Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.

(s)	Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred and are recorded in Vessel Expenses.

(t)

Protection and Indemnity Insurance: The Company’s Protection and Indemnity Insurance is subject to additional premiums referred to as "back calls" or "supplemental calls" which are accounted for on an accrual basis and are recorded in Vessel Expenses.

(v)	Earnings Per Share: Basic earnings per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options, warrants and restricted stock unless their impact is antidilutive.

(x)	Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

(y)	Federal Taxes: The Company is a Republic of the Marshall Islands Corporation. The Company does not believe its operations will quality for Sec 883 exemption and therefore will be subject to United States federal taxes on United States source revenue. Such taxes amounting to $0.3 million are included as a component of voyage expenses.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. The provisions of this ASU are effective for interim and annual periods ending after December 15, 2016. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. When adopted, approximately $0.4 million of costs currently classified as deferred financing costs will be retrospectively reclassified as a reduction of the reported long-term debt balance.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

Note 3.  Vessels

At December 31, 2015, the Company’s operating fleet consisted of 44 drybulk vessels. At October 15, 2014, the Company’s vessels were adjusted to a fair value aggregating $842,625,000 as part of fresh start accounting. The Company estimated the fair values based primarily on valuations obtained from third-party specialists principally utilizing the market value approach.

As of December 31, 2015, we determined that the future undiscounted cash flows did not exceed the net book value on six of our vessels. This is a result of our intention to divest six of our older vessels in the short term period. As a result, we reduced the carrying value of each vessel to its fair market value as of December 31, 2015 and recorded an impairment charge of $50,872,734.

Successor

Vessels and Vessel Improvements, at December 31, 2014	$834,052,684
Purchase of Vessel Improvements	1,662,031
Disposal of Vessel	(9,932,217)
Depreciation Expense	(40,949,033)
Vessel impairment charge	(50,872,734)
Vessels and Vessel Improvements, at December 31, 2015	$733,960,731

Note 4. Investment

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

During 2014, the KLC shares were volatile and at times valued above and below the Company's book value. Therefore, the Company concluded that as of March 31, 2014, June 30, 2014, September 30, 2014, and October 15, 2014, the change in the fair value of the KLC investment is “temporary,” and the Company recorded an unrealized loss of $2.1 million as of March 31, 2014, an unrealized gain of $1.4 million as of June 30, 2014, an unrealized gain of $0.3 million as of September 30, 2014 and an unrealized gain of $0.2 million as of October 15, 2014 in shareholders’ equity as a component of Accumulated Other Comprehensive Income. As part of fresh-start reporting, the Company revised its cost basis for its investments in KLC based on it fair value on the Effective Date.

Subsequent to October 15, 2014, the change in the fair value of our KLC investment was considered as other-than-temporary, and therefore the Company recorded non-cash impairment losses of $1.0 million for the period of October 15, 2014 to December 31, 2014 for the Successor.

During the year ended December 31, 2015, all the KLC shares have been sold for net proceeds of $7.8million and a loss of $0.5 million recorded for the year.

The following table represents KLC capital stock which is recorded at fair value:

	No. of KLC Shares	Cost Basis-Adjusted	Fair Value	Unrealized Gain/(Loss) reported in OCI	Other-than Temporary Loss reported in Earnings-YTD	Gain/(Loss) On Sale of KLC Stock-YTD
Balance at December 31, 2013 (Predecessor)	566,529	$13,817,439	$13,817,439		$(18,414,366)	$(417,966)

Fair Value-Adjustments, net			(442,288)	(442,288)

Balance at September 30, 2014 ( Predecessor)	566,529	$13,817,439	$13,375,151	$(442,288)

Fair Value-Adjustments, net			$210,293	$210,293

Reorganization Adjustment		$(231,995)		$231,995

Balance at October 15, 2014 (Predecessor)	566,529	$13,585,444	$13,585,444

KLC Stock sold	(179,076)	$(4,294,267)	$(4,294,267)

Other-than-Temporary Loss Adjustments		$(990,437)	$(990,437)		$(990,437)	-

Balance at December 31, 2014 (Successor)	387,453	$8,300,740	$8,300,740		$(990,437)
KLC Stock sold	(387,453)	$(8,300,740)	$(7,838,346)
Loss on sale of KLC stock			(462,394)			$(462,394)
Fair Value-Adjustments,net
Balance at December 31, 2015 (Successor)	-	$-	$-	$-	-	$(462,394)

Note 5.  Deferred Drydock Costs

Drydocking activity for the three years ended December 31, 2015 is summarized as follows:

	Successor		Predecessor

	2015	October 16, To December 31, 2014	January 1, To October 15, 2014	2013
Beginning Balance	$1,960,792	$-	$3,826,685	$2,132,379
Payment for drydocking	11,141,561	1,960,792	3,802,796	3,637,842
Drydock amortization	(1,956,344)	-	(2,521,479)	(1,943,536)
Write-off	-	-	(5,108,002)	-
Ending Balance	$11,146,009	$1,960,792	$-	$3,826,685

Note 6.  Other Accrued Liabilities

Other accrued liabilities consist of:

	Successor	Successor
	December 31, 2015	December 31, 2014
Vessel and Voyage	$8,901,904	$6,767,402
Other Expenses	1,925,171	2,374,827
Balance	$10,827,075	$9,142,229

Note 7. Debt

Long term debt consists of the following:

	Successor	Successor
	December 31, 2015	December 31, 2014
Exit Facility	$245,375,000	$225,000,000
Discount on Facility	(3,736,693)	(5,268,072)
Less: Current Portion	(15,625,000)	(15,625,000)

Long-term Debt	$226,013,307	$204,106,928

Refer to Note 1 for discussion of recent debt-related transactions.

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

For 2015, interest rates on our outstanding debt ranged from 3.696% to 4.08%, including a margin over LIBOR applicable under the terms of the amended Exit Financing Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.06%.

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

For 2015, Commitment fees of 40% of the margin incurred on the undrawn portion of the facility. For 2014, Commitment fees of 0.7% incurred on the undrawn portion of the facility.

 Interest Expense consisted of:

	Successor		Predecessor
	2015	October 16, To December 31, 2014	January 1, To October 15, 2014	2013
Exit Financing Facility Interest	$9,781,106	$2,103,151	$-	$-
Amortization of Facility Deferred Financing Costs	114,937	24,247	-	-
Amortization of Discount on Facility	2,031,379	231,928	-	-
Term loan Interest	-	-	43,314,831	74,874,702
Amortization of Term Loan Deferred Financing Costs	-	-	16,278,544	8,032,925
Debtor-In-Possession Interest	-	-	394,096	-
Amortization of DIP Deferred Financing Costs	-	-	750,000	-

Total Interest Expense	$11,927,422	$2,359,326	$60,737,471	$82,907,627

Interest paid, exclusive of the PIK loans, amounted to $9,911,793 in 2015, $10,886,687 from January 1 to October 15, 2014 and $1,586,303 from October 16 to December 31, 2014 and $47,973,599 in 2013.

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

Exit Financing Facility

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility is in the amount of $275 million, including a $50 million revolving credit facility out of which $40 million has been drawn as of December 31, 2015, and it matures on October 15, 2019. A fee of $5.5 million was paid to the lenders in connection with the Exit Financing Facility. Amounts drawn under the Exit Financing Facility bear interest at a rate of LIBOR plus margin ranging between 3.50% and 4.00% per annum. The revolving credit facility is subject to an annual commitment fee of 40% of the margin.

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

Forbearance Agreement

On January 15, 2016, the “Company” entered into a Forbearance and Standstill Agreement (the “Forbearance Agreement”) by and among the Company, certain subsidiaries of the Company party to the Exit Financing Facility as guarantors and each lender under the Loan Agreement executing the Forbearance Agreement, which constitute the majority lenders (the “Specified Lenders”) where by the Specified Lenders agreed to forbear, during the forbearance period, from exercising certain of their available remedies under the Finance Exit Financing Facility with respect to or arising out of:

●	one or more events of default that exist as a result of the Company’s voluntary self-disclosure report file with OFAC described above (the “Disclosed Defaults”); and

●

the subsequent event of default that occurred as a result of the Company’s failure to pay when due the quarterly repayment installment due January 15, 2016, under the Loan Agreement (the “Payment Default” and, together with the Disclosed Defaults, the “Specified Defaults”).

The Company and the Specified Lenders entered into the Forbearance Agreement (and each of the amendments and waivers granted as described below) to provide the Company with time, liquidity and flexibility to evaluate potential financing alternatives to enhance its liquidity, with the objective of reaching agreement by the end of the Forbearance Period Including its discussions with certain of its shareholders and Exit Lenders with respect to such financing alternatives;

The forbearance period under the Forbearance Agreement was originally set to expire on the earliest to occur of (1) 6:00 a.m. (New York City time) on February 2, 2016; (2) the occurrence of any event of default under the Exit Financing Facility other than a Specified Default; (3) the failure by the Company and the guarantors to comply with the covenants set forth in the Forbearance Agreement, which failure continues for more than two business days after written notice from the Specified Lenders or the agent under the Exit Financing Facility; or (4) the failure of the representations and warranties made by the Company and the guarantors set forth in the Forbearance Agreement to be true and correct in any material respect as of the date made.

The Company, the guarantors ,the Specified Lenders and the agent and security trustee under the Exit Financing Facility amended the Forbearance Agreement seven times to extend the period of forbearance, the final amendment dated as of March 22, 2016, until March 29, 2016. In connection with the second amendment to the Forbearance Agreement, on February 9, 2016, the Company made the quarterly payment installment to the Exit Lenders that was due on January 15, 2016 in the amount of $3,906,250, which payment served to cure the related event of default under the Exit Financing Facility. In addition, in connection with the second, fourth amendment and sixth amendment, the Specified Lenders and the agent and security trustee agreed to temporarily waive the Company’s compliance with the minimum liquidity covenant under the Exit Financing Facility, each time reducing the liquidity that was required to be maintained. Under the fourth waiver, dated as of March 18, 2016, the Company was granted a further temporary waiver of minimum liquidity covenant to temporarily eliminate its application.

On March 30, 2016, we entered into a contribution agreement (the “Contribution Agreement”) with a newly-formed wholly-owned subsidiary, Eagle Shipping LLC, a limited liability company organized under the laws of the Marshall Islands (“Eagle Shipping”) pursuant to which the Company transferred, assigned and contributed to Eagle Shipping, and Eagle Shipping received, accepted and assumed, all of the tangible and intangible assets of the Company (other than the membership interests in Eagle Shipping owned by the Company and certain deposit accounts held by the Company, which deposit account balances were transferred) and all of the liabilities of the Company (the “Contribution”), including all of the Company’s rights and obligations under the Exit Financing Facility. Immediately following the Contribution, Eagle Shipping became the direct parent company of each of the Company’s previously directly-owned subsidiaries. The Contribution was part of the transactions contemplated by the agreements also entered into on March 30, 2016 and described below, which transactions were consummated on March 30, 2016, after the fulfillment of certain conditions precedent. See Note 1.

Note 8.  Derivative Instruments and Fair Value Measurements

Historically, the Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company pays fixed rate interest and receives floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. As of December 31, 2015 and December 31, 2014, the Company did not have any open positions and no fair value for interest rate swaps is reflected in the accompanying balance sheets.

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”), bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and/or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of December 31, 2015 and December 31, 2014 the Company did not have any open positions and no fair value for derivative instruments is reflected in the accompanying balance sheets.

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

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents and restricted cash—the carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying amounts of borrowings under the revolving credit agreement approximate their fair value, due to the variable interest rate nature thereof.

Investment— includes our available-for-sale securities that are traded in active markets, internationally. The fair value is measured by using closing stock prices from such active market.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31:

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:

Investment	$	$—	—	$8,300,740	—	—

In 2015, as discussed in Note 3, the Company recorded an impairment of $50,872,734 as a result of management’s intention to divest of six of its vessels in the short term period.  Prior to the impairment, such vessels had a recorded value of $ 76,332,734.

Note 9.  Commitments and Contingencies

Vessel Technical Management Contract

The Company has technical management agreements for some of its vessels with independent technical managers. For the Predecessor, the Company paid average monthly technical management fees of $13,994 per vessel for the period from January 1 to October 15 in 2014, $11,901 for year ended December 31, 2013. For the Successor, the Company paid average monthly technical management fees of $10,920 per vessel in 2015 and $11,041 per vessel for the period from October 16, 2014 to December 31, 2014.

Operating Lease

On October 15, 2015, the Company entered into a new commercial lease agreement as a subtenant for office space in Stamford, Connecticut. The lease is effective from January 1, 2016 through June 29, 2023, with an average annual rent of $419,536. The lease is secured by a letter of credit backed by cash collateral of $74,918 which amount is recorded as restricted cash in the accompanying balance sheets. In September 2014, the Company entered into a lease office agreement in Singapore, the lease expires in October 2016. During the period from January 1 to October 15, 2014 and during the year ended December 31, 2013, the Predecessor recorded rent expense of $1,061,608 and $1,319,380, respectively. Rent expense recorded by the Successor for the year ended December 31, 2015 was $2,591,489 including lease termination fees of $1,334,301 on its existing office space in New York, New York and the period from October 16 to December 31, 2014 was $272,365.

The future minimum commitments under the leases for office space as of December 31, 2015 are as follows:

2016	$338,398
2017	415,957
2018	429,376
2019	442,794
Thereafter	1,653,769
Total	$3,280,294

Legal Proceedings

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

In November 2015, the Company filed a voluntary self-disclosure report regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). At the time of such apparent violations, the Company had a different senior operational management team. There can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations.

Other Commitments

On October 14, 2015, the Company entered into a lease termination and surrender agreement for the New York office space effective on March 31, 2016. Under the agreement the Company will pay $1.3 million as an early termination fee. As of December 31, 2015, $1.2 million has been paid and $0.1 million has been accrued.

On October 15, 2015, the Company entered into a new commercial lease agreement as a subtenant for office space in Stamford, Connecticut. The lease is effective from January 1, 2016 through June 29, 2023, with an average annual rent of $419,536.

Note 10. Reorganization Items, Net

Reorganization items, net represent amounts incurred and recovered subsequent to the bankruptcy filing as a direct result of the filing of the Prepackaged Case and are comprised of the following:

	Successor		Predecessor
	2015	October 16, To December 31, 2014	January 1, To October 15, 2014
Professional Fees Incurred	-	$45,542	$25,311,230
Reorganization items and fresh-start reporting adjustments, net	-	-	402,423,980
Total Reorganization Items	-	$45,542	$427,735,210

Note 11. Transactions with related party

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

Total management fees for the year ended December 31, 2015, amounted to $2,379,787. The total reimbursable amounted to $227,105. Total management fees for the period October 16 to December 31, 2014 amounted to $402,661. The total reimbursable expenses for the period October 16 to December 31, 2014 amounted to $27,115. The advance balance received from Delphin on account for the management of its vessels as of December 31, 2015 and December 31, 2014 was $245,569 and $1,180,098 respectively.

For the Predecessor, total management fees for the period from January 1, to October 15, 2014 amounted to $1,722,973 and $2,180,088 for the year ended December 31, 2013. The total reimbursable expenses for the period from January 1 to October 15, 2014 amounted to $203,097.

Note 12.  Loss Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the period ended December 31, 2015 and December 31, 2014 for the Successor Company and Predecessor, respectively. The Predecessor diluted net loss per share for the period ended October 15, 2014 will also reflect the weighted average of the underlying Warrant Shares issuable upon exercise of the 615,997 warrants at the exercise price of $0.01 per share. In accordance with the accounting literature, the Company has given effect to the issuance of these warrants in computing basic net loss per share because the underlying shares are issuable for little or no cash consideration. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the year ended December 31, 2015 does not include 784,613 unvested stock awards, 1,377,337 stock options and 3,045,327 warrants as their effect was anti-dilutive. Diluted net loss per share for the Successor Period ended December 31, 2014 does not include 900,900 stock awards, 2,477,477 stock options and 3,045,327 warrants as their effect was anti-dilutive. Diluted net loss per share as of October 15, 2014 does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive. Diluted net loss per share for the year ended December 31, 2013 does not include 123,667 restricted stock units and 1,727,667 stock options as their effect was anti-dilutive.

	Successor		Predecessor
	2015	October 16, To December 31, 2014	January 1, To October 15, 2014	2013
Net Loss	$(148,296,965)	$(11,548,728)	$(531,803,257)	$(70,521,383)
Weighted Average Shares-Basic	37,617,358	37,504,541	17,857,408	16,983,913
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares Diluted	37,617,358	37,504,541	17,857,408	16,983,913
Basic loss Per Share	$(3.94)	$(0.31)	$(29.78)	$(4.15)
Diluted loss Per Share	$(3.94)	$(0.31)	$(29.78)	$(4.15)

Note 13. Stock Incentive Plans

Eagle Bulk Shipping - Predecessor Company

2011 Equity Incentive Plan. In November 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) for the purpose of affording an incentive to eligible persons. The 2011 Equity Incentive Plan provides for the grant of equity based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity based or equity related awards, and/or performance compensation awards based on or relating to the Company's common shares to eligible non-employee directors, officers, employees or consultants. The 2011 Plan was administered by a compensation committee or such other committee of the Company's board of directors. An aggregate of 5.9 million of the Company's common shares have been authorized for issuance under the 2011 Plan. The shares reserved for issuance under the 2011 Plan were not subject to adjustment in the event of a stock split commenced prior to the Company’s 2011 Annual General Meeting. However, the 2011 Plan was approved by shareholders subject to the Company’s confirmation in the proxy materials relating to the approval of the 2011 Plan that no options granted under the plan would, in the aggregate, exceed 10% of the Company’s issued and outstanding shares on a fully diluted basis on the date the options first become exercisable.

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

The Company permits the employees to use vested shares to satisfy the grantee’s United States federal income tax liability resulting from issuance of the shares through the Company’s retention of that number of common shares having a market value as of the vesting date equal to such tax obligation up to the minimum statutory withholding requirements. The amounts related to shares used for such tax withholding obligations were $352,306 for the year ended December 31, 2013, and none for the period ended October 15, 2014.

On June 26, 2012, upon the Company’s refinancing of its credit facility, the Company granted options, under the 2012 Plan, to certain members of the Company’s senior management to purchase an aggregate of 1,580,000 of the Company's common shares. The options have an exercise price of $3.34 per share, vest in four equal annual installments beginning on the grant date, and expire between five to ten years from the date of grant. The Company has recorded non-cash compensation charges of $988,502 relating to the fair value of these stock options in 2013 and $555,344 for the period ended October 15, 2014.

In December 2011 the Company granted 415,750 Restricted Stock Units ("RSUs") to members of its management and certain employees. Each Restricted Stock Unit granted to the participant represents the right to receive one share of the Company's Common Stock as of the date of vesting, with such vesting to occur ratably over three years. The fair value of the non-vested restricted stock at the grant date, equivalent to the market value at the date of grants, is $1,646,370. Amortization of this charge, which is included in non-cash compensation expense, for the year ended December 31, 2013, was $538,898 and $517,039 for the period ended October 15, 2014.

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

On the Effective Date, the Company granted to its former Chief Executive Officer, 540,540 shares of New Eagle MIP Primary Equity and New Eagle MIP Options exercisable for 675,676 shares at an exercise price of $18 and 810,811 shares at an exercise price of $25.25. The fair value of the New Eagle MIP Primary Equity equivalent to the enterprise value at the grant date was $8.9 million. Amortization of this charge, which is included in general and administrative expense, for the Successor Period ended December 31, 2014, was $970,552. The fair value of each New Eagle MIP Option was $5.80 for the $18 options and $4.12 for the $25.25 options. For the purposes of determining the non-cash compensation cost for the Company's stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the New Eagle MIP Options was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 1.29%, an expected stock price volatility factor of 43% and a dividend rate of 0%.The aggregate fair value of these awards on the date of grant was $7.26 million. Amortization of this charge, which is included in general and administrative expense for the Successor period ended December 31, 2014, was $790,890. On March 9, 2015, the Company’s former Chief Executive Officer resigned from the Company. In connection with the resignation, the Company entered into a Separation Agreement and General Release with its former Chief Executive Officer. The Separation Agreement provides, among other things, a vesting of 270,270 of New Eagle MIP Primary Equity of the Company previously granted to its former Chief Executive Officer. All other equity awards previously granted by the Company to its former Chief Executive Officer were forfeited without consideration pursuant to such Separation Agreement. For the year ended December 31, 2015, the non-cash compensation related to the separation agreement was $803,420 net of forfeitures.

On December 2, 2014, the Company granted 360,360 shares of New Eagle MIP Primary Equity to members of its management and certain employees and New Eagle MIP Options exercisable for 450,450 shares at an exercise price of $18 and 540,540 shares at an exercise price of $25.25. The fair value of the New Eagle MIP Primary Equity equivalent to the market value at the date of grant was $4.97 million. Amortization of this charge, which is included in general and administrative expense, for the year ended December 31, 2015 and for the Successor period ended December 31, 2014, were $1,565,378 and $210,843, respectively. The fair value of each New Eagle MIP Option at the date of the grant was $4.26 for the $18 options and $2.95 for the $25.25 options. The aggregate fair value of these awards on the date of grant was $3.51 million. Amortization of this charge, which is included in general and administrative expense, for the year ended December 31, 2015 and for the Successor period ended December 31, 2014 were $887,875 and $149,220, respectively.

On April 27, 2015, the Company’s former Chief Operating Officer separated from the Company. On May 1, 2015, the Company and its former Chief Operating Officer entered into a Separation Agreement and General Release. All the equity awards previously granted by the Company to its former Chief Operation Officer were forfeited without consideration pursuant to such Separation Agreement.

On June 12, 2015, the Company granted to an employee 55,000 restricted shares. The fair value of the New Eagle MIP Primary Equity equivalent to the market value at the date of grant was $493,900. Amortization of this charge, which is included in General and administrative expenses, for the year ended December 31, 2015, was $142,047.

On July 7, 2015, the Company announced that it appointed Gary Vogel as Chief Executive Officer of the Company, effective as of September 1, 2015 (the “CEO Effective Date”). The Company entered into an employment agreement with Mr. Vogel on July 6, 2015. Pursuant to the employment agreement, on September 29, 2015, the Company granted to Mr. Vogel 325,000 restricted shares of common stock of the Company, an option to purchase 325,000 shares of Common Stock at an exercise price of $5.87 per share, and an option to purchase 325,000 shares of Common Stock at an exercise price of $13.00 per share, in each case, (i) subject to the terms of the Company’s 2014 Equity Incentive Plan and the applicable award agreement and (ii) pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. The options have a five year term and will vest ratably on each of the first four anniversaries of the CEO Effective Date. All of the restricted shares will vest on the third anniversary of the CEO Effective Date subject to Mr. Vogel’s continued employment. The fair value of Mr. Vogel’s restricted stock award is equivalent to the market value at the date of grant was $1,907,750. Amortization of this charge, which is included in general and administrative expense, for the year ended December 31, 2015, was $386,504. The fair value of the options was $623,828 for the $5.87 options and $200,160 for the $13.00 options. For the purposes of determining the non-cash compensation cost for the Company's stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 1.09%, an expected stock price volatility factor of 41.6% and a dividend rate of 0%. The aggregate fair value of these stock options awards on the date of grant was $823,988. Amortization of this charge, which is included in general and administrative expense, for the year ended December 31, 2015, was $142,276.

On November 13, 2015, the Company granted to an employee, 100,000 restricted shares of common stock of the Company, an option to purchase 100,000 shares of Common Stock at an exercise price of $3.92 per share, and an option to purchase 100,000 shares of Common Stock at an exercise price of $13.00 per share. The fair value of the restricted stock award is equivalent to the market value at the date of grant was $392,000. Amortization of this charge, which is included in general and administrative expense, for the year ended December 31, 2015, was $31,897. The fair value of the options was $132,444 for the $3.92 options and $20,287 for the $13.00 options. For the purposes of determining the non-cash compensation cost for the Company's stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 1.37%, an expected stock price volatility factor of 42.6% and a dividend rate of 0%. The aggregate fair value of these stock options awards on the date of grant was $152,731. Amortization of this charge, which is included in general and administrative expense, for the year ended December 31, 2015, was $10,592.

The future compensation to be recognized for the aforementioned restricted stock and options for the years ending December 31, 2016, 2017 and 2018 will be $2,977,752, $1,479,655 and $605,779, respectively.

Note 14.  Non-cash Compensation

Non-cash compensation charges relate to the stock options and restricted stock units granted to certain members of management and certain employees for the Predecessor under the 2009 and 2011 Stock Incentive Plan and for the Successor under 2014 Management Incentive Plan, (see Note 13).

The non-cash compensation expenses recorded by the Company and included in General and Administrative Expenses are as follows:

	Successor		Predecessor

	2015	October 16, To December 31, 2014	January 1, To October 15, 2014	2013
Stock Option Plans	$249,853	$940,110	$555,344	$988,502
Restricted Stock Grants			517,039	3,876,032
Stock award	3,720,136	1,181,395

Total non-cash compensation expense	$3,969,989	$2,121,505	$1,072,383	$4,864,534

Note 15. Employee Benefit Plan

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

               The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contribution based on the Company’s annual operating performance.  For the years ended December 31, 2015, 2014 and 2013, the Company did not make a profit sharing contribution.

Note 16.  2015 and 2014 Quarterly Results of Operations (Unaudited)

 We have presented the unaudited quarterly results of operations separately for the Successor Company and the Predecessor Company.

Consolidated Statement of Operations

(Unaudited)

2015

	Three Months ended March 31	Three Months ended June 30	Three Months ended September 30	Three Months ended December 31

Revenues	$26,331,166	$22,657,372	$29,127,482	$25,740,856
Total Operating Expenses	43,839,019	47,011,056	46,135,325	102,409,040*
Operating Loss	(17,507,853)	(24,353,684)	(17,007,843)	(76,668,184)
Net Loss	(20,667,064)	(27,508,300)	(20,376,620)	(79,744,981)

Basic Loss Per Share	$(0.55)	$(0.73)	$(0.54)	$(2.12)
Diluted Loss Per Share	$(0.55)	$(0.73)	$(0.54)	$(2.12)

*include impairment charge of $50,872,734.

2014

	Predecessor				Successor
	Three Months ended March 31	Three Months ended June 30	Three Months ended September 30	Period from October 1 to October 15	Period from October 16 to December 31

Revenues	$45,795,391	$42,380,059	$29,846,038	$5,128,726	$31,089,603
Total Operating Expenses	48,615,542	50,489,321	56,081,682	11,302,597	39,351,274
Operating Loss	(2,820,151)	(8,109,262)	(26,235,644)	(6,173,871)	(8,261,671)
Net Loss	(22,589,886)	(44,660,059)	(45,857,654)	(418,695,658)	(11,548,728)

Basic Loss Per Share	$(1.32)	$(2.61)	$(2.39)	$(21.84)	$(0.31)
Diluted Loss Per Share	$(1.32)	$(2.61)	$(2.39)	$(21.84)	$(0.31)