Form 10-K/A
period 2015-12-31
Eagle Bulk Shipping Inc.
filed 2016-04-29
CIK 1322439

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

300 First Stamford Place
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

Large accelerated filer☐	Accelerated filer☒	Non-Accelerated filer☐	Smaller reporting company☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

As of April 29, 2016, 45,713,023 shares of the registrant's common stock were outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Eagle Bulk Shipping Inc. (the "Company", "we", "our" or "us") for the year ended December 31, 2015 that was originally filed with the SEC on March 31, 2016 (the "Original Filing") and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors of the Registrant

The following individuals serve as the current directors of the Company. Mr. Shanley is the nominee of GoldenTree Asset Management LP , pursuant to its Nominating Agreements (as defined below) with the Company.

Randee E. Day, age 68, has served as a Director of the Company since the Company’s restructuring in October 2014. Ms. Day briefly served as interim President of the Company from February 25, 2014 through March 6, 2015. Ms. Day is President and CEO of Day & Partners, LLC. a specialized advisory firm focused on the maritime and offshore industries. Ms. Day has an extensive background as an owner/operator of public companies, a senior lending officer, and as an advisor on M&A and restructuring transactions. Prior to founding Day & Partners, LLC in 2011, Ms. Day served as interim CEO of DHT Maritime, Inc., a NYSE-listed owner/operator of 12 crude oil tankers. Previously, Ms. Day was Managing Director at the Seabury Group, a transportation advisory firm. She was the Division Head of JP Morgan’s shipping group in New York and served as the senior lending officer for the bank’s shipping clients in Asia, Europe, and the Americas. She served as a director of TBS International Ltd. from 2001 to 2012, of Ocean Rig ASA, Oslo, Norway, an operator of ultra-deep-water oil rigs, from 2008 to 2009, and of DHT Maritime, Inc. from 2005 to 2013. In 2014, Ms. Day was appointed as an independent director alongside appointees from Angelo, Gordon & Co. and Oaktree Capital Management to the board of Excel Maritime Carriers Ltd. Ms. Day holds a B.A. degree from the School of International Relations at the University of Southern California and is a graduate of the Senior Executive Program in International and National Security at the Harvard Kennedy School. She is also a Director of the American-Georgian Business Council. The Board of Directors selected Ms. Day as a Director because it believes that Ms. Day brings valuable management, financial and corporate governance experience to the Board of Directors. Ms. Day has spent over 35 years in the shipping sector, including the capacities of acting CEO, independent director and audit committee chair for other publicly-traded companies in the shipping sector. Ms. Day’s expertise on financial issues and trends facing the maritime industry enables her to provide insight, guidance and strategic direction to the Board of Directors.

Justin A. Knowles, age 47, has served as a Director of the Company since the Company’s emergence from bankruptcy on October 15, 2014 and is the Chair of our Audit Committee. Mr. Knowles graduated from the University of Edinburgh in 1990 with a MA Hons degree in Accounting and Economics before joining Ernst & Young where he trained and qualified as a Chartered Accountant. In 1994 he left Ernst & Young to join Bank of Scotland, initially working in various Head Office roles, before joining the Bank’s Shipping Finance team in 1999.   Mr. Knowles spent 13 years working in senior roles within the shipping team, in both loan origination and debt restructure/work-out units, working with a wide variety of public and private shipping companies. In 2012, Mr. Knowles left banking to establish Dean Marine Advisers Ltd, a UK-based shipping finance consultancy that works with banks, financial institutions and ship owners providing strategic advice on shipping projects and investments. The Board of Directors selected Mr. Knowles to serve as a Director because it believes he has valuable business and management experience and important perspectives on issues facing our Company. Mr. Knowles’s experience enables him to provide insight, guidance and strategic direction to the Board of Directors. Mr. Knowles has a strong financial background, including an understanding of financial statements, corporate finance, accounting and capital markets.

Paul M. Leand Jr., age 49, has served as a Director of the Company since the Company’s restructuring in October 2014 and is the Chairman of the Board of Directors. Mr. Leand also serves as Chief Executive Officer of AMA Capital Partners, a New York City-based transportation and energy merchant bank and advisory firm; he joined AMA from First National Bank of Maryland in 1998 and was appointed to CEO in 2004. He has led the development of AMA's restructuring practice, helping AMA earn its position as the pre-eminent maritime restructuring advisor for both creditors and borrowers. Mr. Leand has been involved in the restructuring of numerous high yield issues including Golden Ocean Group Ltd., Atlantic Container Line (ACL), Global Ocean, Pegasus Maritime, Inc. and Enterprises Shipping and Trading S.A., and Horizon Lines, Inc. Within the offshore segement, Mr. Leand has led AMA’s efforts in the restructurings of, among others, PetroMENA ASA, Sevan Marine ASA, Remedial Offshore Limited. and Equinox Offshore Accommodation Ltd. Mr. Leand has also been involved in numerous M&A transactions, including with Golden Ocean Group Ltd., Ship Finance International Limited (SFL) and TECO Transport Corp. and also spearheaded the firm’s private equity investments in Chembulk Tankers and PLM Financial Services Inc. and Lloyds Fonds AG. Mr. Leand also serves as a Director of Golar LNG Partners LP (Nasdaq), Lloyd Fonds AG (Frankfurt Stock Exchange), North Atlantic Drilling (Oslo Stock Exchange), Sea DrillLtd. (NYSE) as well as Ship Finance International Ltd. (NYSE). Mr. Leand holds a BS/BA from Boston University's School of Management. The Board of Directors selected Mr. Leand to serve as a director because it believes he has valuable management, finance, and strategic decision-making experience. Mr. Leand has significant restructuring expertise, particularly within the shipping industry. Mr. Leand is familiar with a range of corporate and board functions based on significant prior board experience.

Stanley H. Ryan, age 54, has served as a Director of the Company since the Company’s restructuring in October 2014. Mr. Ryan served as Chief Executive Officer of the Company on an interim basis from March 2015 to September 2015. Mr. Ryan is currently the President and CEO of Darigold, Inc since February 2016, as well as serving on its board of directors. In addition, Mr. Ryan has served as a Senior Advisor to McKinsey & Company since October 2015. Prior to that, Mr. Ryan was a non-executive Director on the Board of Director, and he returned to a non-executive Director role immediately afterwards, assuming the Chair of the Nominating and Governance Committee. Mr. Ryan spent the previous 25 years with Cargill, Inc. in a number of executive and general management roles worldwide. From 2011 to 2014 in Shanghai, China, Mr. Ryan was the Global Platform Leader responsible globally for co-leading all of Cargill’s Agricultural Supply Chain businesses (soft commodities) and also served as a member of the company’s global Corporate Center. In 2010, Mr. Ryan served as the President/Managing Director of Cargill Food Ingredients Australia/New Zealand in Sydney, Australia. From 2006 to 2010, Mr. Ryan was the President/Managing Director of Cargill Refined Oils Europe based in Schiedam, The Netherlands. From 1999 to 2006, Mr. Ryan was stationed in Minneapolis, Minnesota as the President of Cargill’s North American Dressings, Sauces and Oils business. In 1998, Mr. Ryan was the General Manager of Cargill’s Brazil Refined Oils in São Paulo, Brazil, after performing the same role for Cargill’s Venezuela Refined Oils business in Caracas, Venezuela from 1995 to 1997. From 1992 to 1995, Mr. Ryan was the General Manager of Oilseeds Processing in Sidney, Ohio. Mr. Ryan joined Cargill in 1989 at its global headquarters in Minneapolis, Minnesota and remained there until 1992 in the Strategy and Business Development Function. Mr. Ryan earned two master’s degrees, an MA in international relations and a MBA from the University of Chicago in 1989.  He received his bachelor’s degree in economics and Computer Applications from the University of Notre Dame in 1984. The Board of Directors selected Mr. Ryan to serve as a director because it believes Mr. Ryan has valuable leadership capabilities that will strengthen Eagle Bulk Shipping and are appropriate to our current environment. Mr. Ryan provides extensive hands-on leadership experience across a range of asset and operationally intensive multinational businesses, particularly ones concentrated in the international commodities trade, cyclical industries, and spanning both developed and emerging markets.

Casey Shanley, Casey Shanley, age 38, has served as a director of the Company since April 2016. Mr. Shanley is a Portfolio Manager at GoldenTree Asset Management, a New York City-based asset management firm. Mr. Shanley is responsible for all of GoldenTree’s shipping investments, and has extensive experience investing in public companies.  Mr. Shanley work at GoldenTree includes numerous distressed and turnaround shipping investments and the recapitalization of Euronav in 2013.  Before joining GoldenTree, Mr. Shanley served as an investment analyst at Claren Road Asset Management and a Managing Director at Panning Capital Management. He also worked as an investment banker at JP Morgan and Merrill Lynch, primarily providing advice to private equity clients on the structuring of various types of financings, including leverage loans, high yield bonds and public equity issuances.  The Board of Directors selected Mr. Shanley to serve as a Director because of his wide range of knowledge of financial matters, the shipping industry and the capital markets. Mr. Shanley holds a BS/BA from Georgetown University and an MBA from Duke University’s Fuqua School of Business.

Bart Veldhuizen, age 49, has served as a Director of the Company since the Company’s restructuring in October 2014 and is the Chair of the Company’s Compensation Committee. Mr. Veldhuizen has been working in the shipping industry since 1994 on both the banking and non-banking sides. He started his career with Van Ommeren Shipping, a Dutch public shipping and storage company after which he joined DVB Bank SE as a shipping banker working in both Rotterdam and Piraeus. In 2000, he joined Smit International, a publicly listed Maritime service provider active in salvage, marine contracting and harbor towage. After working for Smit International in both Greece and Singapore, Mr. Veldhuizen returned to the Netherlands in August 2003 to work with NIBC Bank, a Dutch-based merchant bank. From August 2007 until October 2011, he was the Managing Director & Head of Shipping of Lloyds Banking Group plc. In this capacity, Mr. Veldhuizen managed the combined Lloyds Bank and Bank of Scotland’s $16 billion shipping loan and lease portfolio. From 2011 to 2015, through his private company Swaen Marine, he advised various hedge funds and private equity firms on a variety of shipping investments in both the credit and hard asset spaces. Currently, Mr. Veldhuizen is on the Board of Managing Directors of DVB Bank SE where he is responsible for the bank’s Shipping & Offshore franchises. Mr. Veldhuizen holds a degree in Business Economics from the Erasmus University in Rotterdam, The Netherlands. Mr. Veldhuizen is a former director of Seadrill Partners LLC and Golar LNG Partners LP as well as a board member of A.R. Investments PTE Ltd, a joint venture between Apollo Global Management and the Rickmers Group until April 2015. The Board of Directors selected Mr. Veldhuizen to serve as a director because it believes that Mr. Veldhuizen brings valuable banking and financial expertise. Mr. Veldhuizen brings over 20 years of experience in international banking specialized in shipping to the Board of Directors.

Gary Vogel, age 50, has served as Chief Executive Officer and Director of Eagle Bulk Shipping Inc. since September 2015. Prior to joining the Company, Mr. Vogel was Chief Executive Officer of Clipper Group Ltd., one of the world’s leading privately-held ship owning and operating groups. He was also a Partner and served as a Director of Clipper Group, Ltd. Mr. Vogel previously held the positions of co-Chief Executive Officer of Clipper Group Ltd. and Chief Executive Officer of Clipper Bulk, a division of Clipper Group Ltd., which he joined in 2000. Prior to his service with Clipper Group Ltd., Mr. Vogel was President of Van Ommeren Bulk Shipping (USA), Inc. Mr. Vogel graduated from the U.S. Merchant Marine Academy in 1988 with a Bachelor of Science degree in Marine Transportation as well as a U.S. Coast Guard Unlimited Tonnage 3rd Officers License. Subsequently, he served as an officer in the U.S. Naval Reserve. Mr. Vogel is currently on the Lloyd’s Register of North America Advisory Committee, and is a former Board Member of the American Institute for International Steel. The Board of Directors selected Mr. Vogel to serve as a director because of his valuable business and management experience related to his overseeing of Clipper Group Ltd.’s fleet of approximately 125 vessels, including approximately 100 dry bulk vessels that are substantially similar to those comprising the Company’s fleet.

Gary Weston, age 59, has served as a Director of the Company since the Company’s restructuring in October 2014. From 2004 until 2011, Mr. Weston was the CEO Transport Maritime S.A.M ( CTM) and from 2011 until his retirement in December 2015, Executive Chairman of CTM and at the same time, director and CEO of various affiliated companies controlled by the Ceres Group of Companies including CBC Holdings Ltd, DryLog Ltd, Carras Ltd, Freight Trading Ltd. and Tara Ltd. From 1998 to 2004, Mr. Weston was the executive chairman of H. Clarkson & Co. Ltd. and CEO of Clarksons PLC, the world’s largest shipbroker and the leading provider of integrated shipping services. He started his career at H. Clarkson & Co. Ltd. in 1979 as a trainee shipbroker. In addition to his role at CTM, from 2006 to 2011, Mr. Weston was chairman to the Investors Committee for Global Maritime Investments, a privately-owned freight trading group. Since 2006, he has served as a Director of the United Kingdom Freight Demurrage and Defence Association Limited, a leading provider of legal defense services in the shipping industry. From 1992 to 2004, he was a director with the International Transport Intermediaries Club, a professional indemnity insurer of service providers in the transport and offshore industries. Mr. Weston is a member of the Chartered Institute of Logistics and Transport. He received a BSc in Maritime Studies from the University of Wales, in Cardiff. The Board of Directors selected Mr. Weston to serve as a Director because it believes that Mr. Weston brings valuable management and financial experience to the Board of Directors, including extensive experience with commercial and technical ship managers. Mr. Weston has a strong operations background and has experience with vessels acquisition opportunities.

Meetings of the Board of Directors

The Board of Directors held seven meetings in 2015. Each Director attended at least 75% of the aggregate meetings of the Board of Directors, and meetings held by all committees on which such Director served, during the period for which such Director served. The Board of Directors met in executive session five times during 2015.

Directors are invited and expected to attend the Company’s Annual Meeting of Shareholders.

Director Independence

The Board of Directors affirmatively determined that the following Directors, including each Director serving on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, satisfy the independence requirements of Rule 5605(a)(2) of NASDAQ’s listing standards: Randee E. Day, Justin A. Knowles, Paul M. Leand Jr., Stanley H. Ryan, Bart Veldhuizen and Gary Weston. The Board of Directors also determined that all members of the Audit Committee, Compensation Committee and Nominating and Governance Committee are independent under applicable NASDAQ and SEC rules for committee members.

There is no family relationship between any of the Directors or executive officers of the Company.

Director Terms

The Directors serve for a one-year term until the next Annual Meeting of Shareholders or until their office shall otherwise be vacated pursuant to our Second Amended and Restated By-laws.

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee, the respective members and functions of which are described below. Current charters describing the nature and scope of the responsibilities of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are posted on our website at www.eagleships.com under the headings “Investors—Corporate Governance” and are available in print upon request to Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

Audit Committee

The Company’s Audit Committee is comprised of Justin A. Knowles (Chairman), Randee E. Day and Bart Veldhuizen, each of whom qualifies as independent under the applicable NASDAQ listing requirements and SEC rules. The Board of Directors has determined that Justin A. Knowles is an audit committee “financial expert” as such term is defined in applicable SEC rules, and that he has the requisite financial management expertise within the meaning of NASDAQ rules and regulations. As directed by its written charter, which was adopted on October 29, 2014, the Audit Committee is responsible for, among other duties, appointing and overseeing the work of, and relationship with, the independent auditors, including reviewing their formal written statement describing the Company’s internal quality-control procedures and any material issues raised by the internal quality-control review or peer review of the Company or any inquiry or investigation by governmental or professional authorities and their formal written statement regarding auditor independence; reading and discussing with management and the independent auditors the annual audited financial statements and quarterly financial statements, and preparing annually a report to be included in the Company’s proxy statement; providing oversight of the Company’s accounting and financial reporting principles, policies, controls, procedures and practices; and discussing with management polices with respect to risk assessment and risk management. In addition, the Board of Directors has tasked the Audit Committee with reviewing transactions with related parties. The Audit Committee held six meetings during fiscal year 2015.

Compensation Committee

The Company’s Compensation Committee is comprised of Bart Veldhuizen (Chairman), Paul M. Leand Jr., and Gary Weston each of whom qualifies as independent under the applicable NASDAQ listing requirements and SEC rules. As directed by its written charter, which was approved on June 3, 2005, amended in November 2006, and further amended on October 29, 2014, the Compensation Committee, among other duties, makes recommendations to the Board of Directors as to the Company’s general compensation philosophy; reviews and approves those corporate goals and objectives established by the Board of Directors that are relevant to the compensation of the Company’s Chief Executive Officer and evaluates the performance of the Company’s Chief Executive Officer and other executive officers and determines executive officer compensation, including benefits and perquisites; and reviews and approves employment, severance or change in control agreements. In addition, the Compensation Committee evaluates and recommends, for approval by the Board of Directors, the appropriate level of compensation and fees for Board Committee service by non-employee directors. The Compensation Committee held four meetings during fiscal year 2015.

Nominating and Governance Committee

The Company’s Nominating and Governance Committee is comprised of Stanley H. Ryan(Chairman), Randee E. Day and Paul M. Leand Jr., each of whom qualifies as independent under the applicable NASDAQ listing requirements and SEC rules. As directed by its written charter, which was approved on October 29, 2014, the Nominating and Governance Committee, among other duties, assists the Board of Directors in identifying and evaluating qualified individuals to become members of the Board of Directors, and proposing nominees for election to the Board of Directors and to fill vacancies; considers nominees duly recommended by shareholders for election to the Board of Directors; and evaluates annually the independence of each member of the Board of Directors under applicable NASDAQ listing requirements and SEC rules. The Nominating and Governance Committee held five meeting in fiscal year 2015.

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

Shareholders may recommend qualified persons for consideration by the Nominating and Governance Committee. The Nominating and Governance Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a shareholder. Shareholders making a recommendation must submit the same information as that required to be included by the Company in its proxy statement with respect to nominees of the Board of Directors. The shareholder recommendation should be submitted in writing, addressed to: Adir Katzav, Secretary of Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

How Our Compensation Decisions Are Made

Role of the Board of Directors and Compensation Committee

The Company’s executive compensation is determined by the Company’s Compensation Committee. Although not required under the Compensation Committee’s charter, the Company’s executive compensation for 2015 has been ratified by the unanimous consent of the Company’s full Board of Directors.

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

Code of Ethics

The Company’s Code of Ethics, which applies to our Directors, executive officers and employees, is available on our website at www.eagleships.com, and copies are available in print upon request to Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902. The Company intends to satisfy any disclosure requirements regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company’s website within four business days after such amendment or waiver.

Communications with the Board of Directors

Shareholders and other interested parties may communicate with members of the Board of Directors, including reporting any concerns related to governance, corporate conduct, business ethics, financial practices, legal issues and accounting or audit matters in writing addressed to the Board of Directors, or any such individual Directors or group or committee of Directors by either name or title in care of: Secretary of Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

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

Board of Directors Leadership Structure

We recognize that different Board of Directors leadership structures may be appropriate for the Company during different periods of time and under different circumstances. We believe that our current Board of Directors leadership structure is suitable for us because it allows us to consider a broad range of opinions in the course of our Board of Directors deliberations, including those with knowledge of the Company’s day-to-day operations and business strategy, as well as those with an experienced independent viewpoint.

Our Board of Directors has determined that the Company should maintain separate roles for our Chairman of the Board of Directors and Chief Executive Officer. We believe this leadership structure is currently in the best interests of the Company and our stockholders, is appropriate given the particular expertise and strengths of our Chairman and Chief Executive Officer, and allows the individuals to focus on their primary roles. We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. Our Chief Executive Officer has the general responsibility for implementing the policies of the Company and for the management of the day-to-day business and affairs of the Company. Our Chairman has been closely involved with the Company since its emergence from bankruptcy. Given his unique knowledge, experience and relationship with the Board of Directors, we believe his continued service as Chairman provides significant value to the Company and its shareholders, and that it is beneficial for our Chairman to lead our Board of Directors members as they provide leadership to our management team. In addition, our Chairman contributes significantly to developing and implementing our strategy; facilitating communication among the directors; developing Board of Directors meeting agendas in consultation with management; and presiding at Board and shareholder meetings. We believe that having a separate Chairman creates an environment that is more conducive to objective evaluation and oversight of management's performance, increasing management accountability and improving the ability of the Board of Directors to monitor whether management's actions are in the best interests of the Company and our stockholders. As a result, we believe that having a separate Chairman can enhance the effectiveness of the Board of Directors as a whole.

Our corporate governance guidelines provide the flexibility for our Board of Directors to modify or continue our leadership structure in the future, as it deems appropriate.

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

The Board of Directors is responsible for overseeing management in the execution of its responsibilities, including assessing the Company’s approach to risk management. The Board of Directors exercises these responsibilities periodically as part of its meetings and also through three of its committees, each of which examines various components of enterprise risk as part of its responsibilities. The Audit Committee has primary responsibility for addressing risks relating to financial matters, particularly financial reporting, accounting practices and policies, disclosure controls and procedures and internal control over financial reporting. The Nominating and Governance Committee oversees risks associated with the independence of the Board of Directors and succession planning. The Compensation Committee has primary responsibility for risks and exposures associated with the Company’s compensation policies, plans and practices, regarding both executive compensation and the compensation structure generally, including whether it provides appropriate incentives that do not encourage excessive risk taking.

An overall review of risk is inherent in the Board of Directors’ evaluation of the Company’s long-term strategies and other matters presented to the Board of Directors. The Board of Directors’ role in risk oversight of the Company is consistent with the Company’s leadership structure; the CEO and other members of senior management are responsible for assessing and managing the Company’s risk exposure, and the Board of Directors and its committees provide oversight in connection with those efforts.

Executive Sessions

Consistent with our corporate governance guidelines, the non-employee directors of the Board of Directors regularly hold executive sessions. The Audit Committee, in accordance with its charter, meets separately with our executives at regular intervals or as otherwise deemed appropriate throughout the year to review our financial affairs, and meets separately in sessions with the independent auditors at such times as the Audit Committee deems appropriate to fulfill its responsibilities under its charter. The independent directors met in executive sessions five times during 2015.

EXECUTIVE OFFICERS

Our named executive officers are:

●	Gary Vogel, Director and Chief Executive Officer, for whom information is set forth under the heading “Nominee Information” above.

●

Adir Katzav, age 46, has served as Chief Financial Officer of Eagle Bulk Shipping Inc. since July 2012. Prior to his appointment as Chief Financial Officer, Mr. Katzav served as Director of Financial Reporting upon joining the Company in 2008. During his 21-year career, Mr. Katzav developed substantial expertise in corporate finance, mergers and acquisitions, debt and capital markets regulatory structures. Prior to joining the Company, Mr. Katzav served as a Senior Audit Manager, in addition to other roles, for PricewaterhouseCoopers LLP in both the United States and overseas, where he provided business advisory and auditing services to public and private companies across multiple industries. Mr. Katzav earned a bachelor's degree in Statistics and Operations Research and Accounting.

●

Stanley H. Ryan, Director, for whom information is set forth under the heading “Nominee Information” above. Mr. Ryan was appointed Chief Executive Officer on an interim basis from March 2015 to September 2015. He remains a named executive officer for the 2015 fiscal year as result of his service as interim Chief Executive Officer during 2015.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Introduction

This Compensation Discussion and Analysis (“CD&A”) is a discussion of how we use different elements of compensation to achieve the objectives of our executive compensation program. This information should be read in conjunction with the data and associated narrative provided in the Summary Compensation Table and other tables following this CD&A.  For 2015, the following individuals were our named executive officers:

●	Gary Vogel, Director and Chief Executive Officer.

●	Adir Katzav, Chief Financial Officer.

●	Stanley H. Ryan, Director and former interim Chief Executive Officer.

●	Sophocles N. Zoullas, former Chairman and Chief Executive Officer.

●	Alexis P. Zoullas, former Director and Chief Operating Officer.

Compensation Objectives and Philosophy

We believe that the leadership and proven talents of our executive team are essential for our continued success and sustained financial performance. The primary objectives of our compensation program are to attract and retain highly qualified personnel for positions of substantial responsibility, and to provide incentives for such persons to perform to the best of their abilities, achieve our strategic objectives, enable the Company to compete effectively in the seaborne transportation industry and to promote the success of our business. Therefore, our compensation program is designed to attract, motivate and retain executives who possess the talent, leadership and commitment needed to operate our business, create and implement new opportunities, anticipate and effectively respond to new challenges, and make and execute difficult decisions.

The Compensation Committee believes that the Company's compensation programs should:

●	Align the interests of our executives with those of our shareholders;

●	Encourage and reward achievement of the Company's annual and longer-term performance objectives;

●	Promote the long-term success of the Company through an appropriate balance of current and long-term compensation opportunities;

●	Differentiate pay based on individual and company performance;

●	Reflect the market and provide competitive compensation opportunities based on performance;

●	Make wise use of our equity resources to ensure compatibility between senior management and shareholder interests; and

●	Balance incentives for constructive risk management.

How Our Compensation Decisions Are Made

The Company's executive compensation is determined by the Company's Compensation Committee.

Role of the Board of Directors and Compensation Committee

Our Board of Directors is responsible for establishing and administering our executive compensation and equity incentive programs. This duty of the Board of Directors has been delegated to the Compensation Committee in accordance with the Compensation Committee Charter. The Compensation Committee reviews executive performance to establish compensation and approves appropriate modifications to the named executive officers' compensation. The Committee also evaluates and recommends for approval by the Board of Directors, the annual compensation of the non-employee directors and oversees the equity compensation plans.

Role of the Compensation Consultant

In accordance with its Charter, the Compensation Committee has the authority to engage, retain and terminate a compensation consultant.  The Committee also has the sole authority to approve the fees of such consultant. The Compensation Committee does not currently retain the services of a consultant and did not do so during 2015.

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

Competitive Marketplace Assessment

Most of our direct business competitors are foreign companies that are not required to disclose compensation information for their executive officers on an individual basis and detailed compensation data is therefore limited or unavailable. Additionally, the management structures of comparable organizations are often non-traditional, further complicating direct comparison of positions and responsibilities. To provide context and to ensure that Eagle Bulk arrangements are reasonable, the Committee does reference compensation arrangements for executives at other similarly sized companies in the shipping industry for whom compensation data is publicly available.

Elements of the Company's Executive Compensation Program

Our compensation program is comprised of two main elements:

●	Fixed compensation in the form of base salary.

●	Variable incentive compensation which is delivered in cash and equity.

Fixed Compensation

Base Salary

Base salary provides a competitive rate of fixed pay and reflects different levels of responsibility within the Company, the skills and experience required for the job, individual performance and labor market conditions.

Variable Incentive Compensation

Annual Incentive Compensation

Due to the cyclical and volatile nature of the business in which the Company competes, like most companies in the shipping industry, the Company does not set performance targets with respect to incentive compensation. Instead, the Compensation Committee considers performance across a wide range of quantitative, qualitative, operational and strategic measures and determines annual incentive compensation on a discretionary basis following a comprehensive assessment of the macro-economic environment, the Company's performance, and each executive's contribution to that performance. The Committee believes that this approach provides for greater flexibility to reward executives for quick thinking and decisive actions taken to better position the Company in scenarios which may be difficult to predict or anticipate given the extreme volatility of the dry bulk shipping market.

Role of Our Shareholders

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and SEC regulations, we submitted a non-binding proposal to our shareholders at our 2015 Annual Meeting, consisting of an advisory vote to approve the compensation of our named executive officers, or a say-on-pay vote. Shareholders approved the say-on-pay vote relating to our 2014 compensation. In light of the approval of the say-on-pay vote, the Compensation Committee did not make specific changes to our executive compensation program in response to the vote. The Compensation Committee intends to consider the outcome of the Company's say-on-pay vote when making future compensation decisions for the named executive officers.

Long-Term Incentive Compensation – Equity Awards

The Committee believes that the effective use of stock-based long-term incentive compensation has been integral to the Company's success in the past and is vital to its ability to achieve continued strong performance in the future and therefore delivers a portion of each executive's incentive compensation in the form of equity. These awards are intended to align the interests of executives with those of shareholders, enhance the personal stake of executive officers in the growth and success of the Company, provide an incentive for the executive officers' continued service at the Company, and provide an opportunity for executives to increase their stock ownership levels.

In accordance with the prepackaged reorganization plan, on October 15, 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which provides for equity-based compensation, including in the form of restricted shares of the Company’s common stock and options to acquire shares of common stock. On October 15, 2014, in connection with the Company’s emergence from bankruptcy, the Company granted equity-based compensation under the 2014 Plan to the participating senior management and other employees of the reorganized Company with 2% in the form restricted shares of the Company’s common stock (on a fully diluted basis) as of such date, and two tiers of options to acquire 5.5% of the common stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the grant date. The equity awards are subject to vesting, but the holders thereof are entitled to receive all dividends paid with respect to the underlying shares as if such shares had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the 2014 Plan determines otherwise). The awards granted under the 2014 Plan contain adjustment provisions to reflect certain transaction involving shares of the Company’s common stock, including as a result of any dividend, recapitalization, or stock split, so as to prevent any diminution or enlargement of the holder’s rights under the award.

In addition, upon his commencement of employment with the Company, Mr. Vogel received 325,000 restricted shares of common stock of the Company, an option to purchase 325,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock as of the grant date, and an option to purchase 325,000 shares of common stock at an exercise price per share equal to $13.00, in each case, subject to the terms of the Company’s 2014 Plan. The options shall have a five year term and shall vest ratably on each of the first four anniversaries of September 1, 2015, subject to Mr. Vogel’s continued employment with the Company on each applicable vesting date. The restricted shares shall vest as to 100% of such restricted shares on September 1, 2018, subject to Mr. Vogel’s continued employment with the Company on the vesting date, subject to adjustment in the event Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason, as set forth in his employment agreement.

Special Awards

From time to time, the Company also makes special cash incentive awards, as deemed appropriate by the Compensation Committee. The purpose of these payments is to recognize significant individual contributions that would not, in the view of the Compensation Committee, be fully accounted for under our annual compensation determinations. The amount of any special cash incentive award is determined and approved by the Compensation Committee. No named executive officer received a special award in 2015.

Other Elements

Perquisites

As a general matter, the Company does not provide perquisites for its executive officers.

401(k) Savings Plan

We provide all qualifying full-time employees with the opportunity to participate in our tax-qualified 401(k) savings plan. Our named executive officers participate in this plan on the same basis as our other full-time employees.

Employment Agreements

We have entered into an employment agreement with our Chief Executive Officer. The terms of the agreement are described in greater detail under the section entitled “Agreements with our Chief Executive Officer.”

Severance Benefits

Under the terms of his employment agreement, our Chief Executive Officer is entitled to certain payments and benefits if we terminate his employment without cause or he terminates employment for good reason, as these terms are defined in his contract. These benefits and payments are described in greater detail in the section below entitled “Potential Payments Upon Termination or Change-in-Control.”

Risk Assessment

The Compensation Committee believes that the Company's compensation objectives and policies do not create risks that are reasonably likely to have a material adverse effect on the Company. Determinations regarding incentive compensation are based on a discretionary assessment of a variety of factors related to the performance of the Company and the contributions of each executive officer to that performance. Incentive compensation awards are not tied to formulas based on short-term performance, and no one factor disproportionately affects incentive amounts, which diversifies the risk associated with any single indicator of performance. A significant portion of each executive's total compensation is delivered in the form of equity that vests over multiple years, thereby aligning the interests of our executive officers with those of our shareholders. Compensation is determined by our Compensation Committee, which is comprised solely of independent members of our Board of Directors.

Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, (the "Code"), limits the deductibility of compensation to certain employees in excess of $1 million.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this Report.

The Compensation Committee Consists of:
Bart Veldhuizen (Chairman) Paul M. Leand Jr. Gary Weston

2015 SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation of our executive officers, or the named executive officers, for the fiscal years ending on December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation (including special incentive award) ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gary Vogel (Chief Executive Officer)(3)	2015	$225,000	$191,250	$1,907,750	$823,988	—	—	—	$3,147,988
Adir Katzav	2015	$350,000	—	—	—	—	—	$10,400	$360,400
(Chief Financial Officer)	2014	$350,000	—	$1,515,800	$1,072,784	—	—	$10,200	$2,948,784
	2013	$350,000	$650,000	—	—	—	—	$10,200	$1,010,200
Stanley H. Ryan(former Interim Chief Executive Officer)(4)	2015	$315,000	—	—	—	—	—	—	$315,000
Sophocles N. Zoullas	2015	$162,917	—	—	—	—	—	$10,400	$173,317
(former Chief Executive Officer)(5)	2014	$900,000	—	$8,905,887	$7,257,287	—	—	$30,267	$17,093,441
	2013	$900,000	$600,000	—	—	—	—	$30,267	$1,530,267
Alexis P. Zoullas	2015	$227,500	—	—	—	—	—	$10,400	$237,900
(former Chief Operating Officer)(6)	2014	$700,000	—	$2,204,800	$1,560,413	—	—	$10,200	$4,475,413
	2013	$700,000	$300,000	—	—	—	—	$10,200	$1,010,200

(1)

The amounts shown in this column represent the aggregate fair value of the awards as of the grant date, computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” Estimates of forfeitures for service-based vesting are disregarded. See notes to our audited financial statements included in our 2015 Annual Report on Form 10-K, filed with the SEC on March 31, 2016, for the assumptions used.

(2)

Amounts shown in this column include Company matching contributions to the 401(k) Plan of $10,400, $10,200 and $10,200 for 2015, 2014 and 2013, respectively. Additionally, in accordance with the terms of his employment agreement, amounts shown for our former Chief Executive Officer include the cost paid by the Company for his life insurance, in the amounts of $20,067 for years 2014 and 2013.

(3)

The Company entered into an employment agreement with Mr. Vogel on July 6, 2015. The salary earned, on pro-rata basis for the period from September 1, 2015, represents an annual base salary of $675,000. Pursuant to the employment agreement, on September 29, 2015, the Company granted to Mr. Vogel 325,000 restricted shares of common stock of the Company, an option to purchase 325,000 shares of Common Stock at an exercise price of $5.87 per share, and an option to purchase 325,000 shares of Common Stock at an exercise price of $13.00 per share, in each case, (i) subject to the terms of the 2014 Plan and the applicable award agreement and (ii) pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder.

(4)	Mr. Ryan was appointed Chief Executive Officer on an interim basis from March 2015 to September 2015.

(5)

On March 9, 2015, the Company’s former Chief Executive Officer resigned from the Company. In connection with the resignation, the Company entered into a Separation Agreement and General Release with its former Chief Executive Officer. The agreement provide, among other things, a vesting of 270,270 of restricted shares of the Company’s common stock previously granted to its former Chief Executive Officer. All other equity awards previously granted by the Company to its former Chief Executive Officer were forfeited without consideration pursuant to the Separation Agreement.

(6)	Effective April 27, 2015, Mr. Zoullas separated from the Company and its subsidiaries with which he held a position.

2015 Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards made to named executive officers during the fiscal year ended December 31, 2015:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or of Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards (2)
Gary Vogel	9/29/2015	325,000	-	-	$1,907,750
	9/29/2015		325,000	$5.87	$623,828
	9/29/2015		325,000	$13.00	$200,160

(1)

The Company entered into an employment agreement with Mr. Vogel on July 6, 2015. Pursuant to the employment agreement, on September 29, 2015, the Company granted to Mr. Vogel 325,000 restricted shares of common stock of the Company, an option to purchase 325,000 shares of Common Stock at an exercise price of $5.87 per share, and an option to purchase 325,000 shares of Common Stock at an exercise price of $13.00 per share, in each case, (i) subject to the terms of the 2014 Plan and the applicable award agreement and (ii) pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The options have a five year term and will vest ratably on each of the first four anniversaries of the September 1, 2015. All of the restricted shares will vest on the third anniversary of September 1, 2015, subject to Mr. Vogel’s continued employment.

(2)

The amounts shown in this column represent the aggregate fair value of the awards as of the grant date, computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” Estimates of forfeitures for service-based vesting are disregarded. See notes to our audited financial statements included in our 2015 Annual Report on Form 10-K, filed with the SEC on March 31, 2016, for the assumptions used.

Outstanding Equity Awards at Fiscal Year End 2015

The following table summarizes the equity awards held by the named executive officers as of December 31, 2015:

		Option Awards				Stock Awards
Name	Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gary Vogel (Chief Executive Officer) (1)	9/29/2015					325,000	$1,144,000
	9/29/2015		325,000	$5.87	9/29/2020
	9/29/2015		325,000	$13.00	9/29/2020
Adir Katzav	12/02/2014					82,500	$290,400
(Chief Financial Officer)(2)	12/02/2014		103,125	$18.00	12/02/2021
	12/02/2014		123,750	$25.25	12/02/2021

(1)

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

(2)	As contemplated by the Company’s Prepackaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code, which was confirmed by the United States Bankruptcy Court for the Southern District of New York, on December 2, 2014 the Company granted its Chief Financial Officer (i) 110,000 shares of New Eagle MIP Primary Equity of the Company, (ii) New Eagle MIP Options exercisable for 137,500 shares at an exercise price of $18.00 and (iii) New Eagle MIP Options exercisable for 165,000 shares at an exercise price of $25.25, the shares of restricted common stock and the options vest in four equal installments on each of the first four anniversaries of December 2, 2014.

Option Exercises and Stock Vested for Fiscal 2015

The following table summarizes the stock awards held by the named executive officers that vested during fiscal year ended December 31, 2015:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value realized on vesting of shares ($)
Gary Vogel	-	-	-	-
Adir Katzav(1)	-	-	27,500	$167,475
Sophocles N. Zoullas(2)	-	-	270,270	$2,564,862

(1)

As contemplated by the Company’s Prepackaged Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code, which was confirmed by the United States Bankruptcy Court for the Southern District of New York, on December 2, 2014 the Company granted its Chief Financial Officer 110,000 shares of New Eagle MIP Primary Equity of the Company, which vest in four equal installments on each of the first four anniversaries of October 15, 2014. On October 15, 2015, 27,500 of such restricted shares vested and the closing price for our common stock on that date was $6.09 per share.

(2)

In connection with the termination of his employment, the Company entered into a separation agreement with Sophocles N. Zoullas, which provides for, among other things, the vesting of 270,270 restricted shares of common stock of the Company previously granted to Mr. Zoullas pursuant to a Restricted Stock Award Agreement, dated as of October 15, 2014, and the Company’s 2014 Equity Incentive Plan. The restricted shares vested on March 17, 2015 and the closing price for our common stock on that date was $9.49 per share.

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

Pension Benefits

The Company did not provide any pension benefits during the fiscal year ending December 31, 2015.

Nonqualified Deferred Compensation

The Company did not provide any nonqualified deferred compensation during the fiscal year ending December 31, 2015.

Potential Payments Upon Termination Or Change-In-Control

Under his employment agreement, in the event that Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason, Mr. Vogel will become entitled to receive the following as severance: (i) an amount equal to one and one half times (1.5x) the sum of his annual base salary plus 75% of his target annual bonus, (ii) to the extent he timely elects COBRA continuation coverage, Mr. Vogel will be reimbursed for the costs of COBRA premiums for 18 months following termination and (iii) all equity awards in the Company held by Mr. Vogel will vest as if Mr. Vogel remained employed for an additional year beyond the date of termination. Mr. Vogel is subject to nonsolicitation and noncompetition covenants during the course of his employment and for 12 months following termination of employment for any reason.

The Company has granted to Mr. Katzav, pursuant to the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, restricted stock and options of the Company that vest in equal annual installments. The applicable award agreements provide (i) that if the executive is terminated without cause or upon such executive’s death or disability, the unvested restricted stock and options granted under the 2014 Equity Incentive Plan will vest at the time of such termination (or death or disability) as though the grantee had remained employed with the Company for an additional year; and (ii) for the right to receive dividends on unvested restricted stock, subject to repayment of any dividends previously paid upon any forfeiture of such restricted stock.

The following tables show the potential payments upon termination or change of control to our Chief Executive Officer and our Chief Financial Officer, determined as if such event took place on December 31, 2015.

Gary Vogel(1)	Termination for Cause, or Quit Without Good Reason	Death or Disability	Change of Control	Termination Without Cause or Quit for Good Reason
Severance	X	X	X	$1,645,313
COBRA	X	X	X	$59,649
Equity Awards(3)	X	X	X	$381,333
Adir Katzav(2)	Termination for Cause, or Quit Without Good Reason	Death or Disability	Change of Control	Termination Without Cause or Quit for Good Reason
Equity Awards(3)	X	$96,800	X	$96,800

(1)

Under his employment agreement, in the event that Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason, Mr. Vogel will become entitled to receive the following as severance: (i) an amount equal to one and one half times (1.5x) the sum of his annual base salary plus 75% of his target annual bonus, (ii) to the extent he timely elects COBRA continuation coverage, Mr. Vogel will be reimbursed for the costs of COBRA premiums for 18 months following termination and (iii) all equity awards in the Company held by Mr. Vogel will vest as if Mr. Vogel remained employed for an additional year beyond the date of termination.

(2)

The Company has granted to Mr. Katzav, pursuant to the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, restricted stock and options of the Company that vest in equal annual installments. The applicable award agreements provide (i) that if the executive is terminated without cause or upon such executive’s death or disability, the unvested restricted stock and options granted under the 2014 Equity Incentive Plan will vest at the time of such termination (or death or disability) as though the grantee had remained employed with the Company for an additional year.

(3)

The value of the equity awards included in the table were calculated based on the amount of restricted shares that would have vested had the named executive officer remained employed for one additional year and the closing price of the common stock as of December 31, 2015, which was $3.52 per share. The stock options held by the named executive officers have exercise prices that exceed the closing price of the common stock as of December 31, 2015, which was $3.52 per share, and did not result in any additional value.

Agreements with our Chief Executive Officer

On July 6, 2015, we entered into an employment agreement with Gary Vogel, pursuant to which Mr. Vogel was appointed as our Chief Executive Officer effective as of September 1, 2015. Pursuant to his employment agreement, Mr. Vogel receives an annual base salary of $675,000 and is eligible to receive a discretionary cash bonus as determined by the Company’s Compensation Committee with a target amount equal to 125% of his annual base salary. In addition, Mr. Vogel received 325,000 restricted shares of common stock of the Company, an option to purchase 325,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock as of the grant date, and an option to purchase 325,000 shares of common stock at an exercise price per share equal to $13.00, in each case, (i) subject to the terms of the 2014 Plan and the applicable award agreement and (ii) pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. The options shall have a five year term and shall vest ratably on each of the first four anniversaries of September 1, 2015, subject to Mr. Vogel’s continued employment with the Company on each applicable vesting date. The restricted shares shall vest as to 100% of such restricted shares on September 1, 2018, subject to Mr. Vogel’s continued employment with the Company on the vesting date, subject to adjustment in the event Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason, as set forth in the employment agreement. In the event that Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason, Mr. Vogel will become entitled to receive the following as severance: (i) an amount equal to one and one half times (1.5x) the sum of his annual base salary plus 75% of his target annual bonus, (ii) to the extent he timely elects COBRA continuation coverage, Mr. Vogel will be reimbursed for the costs of COBRA premiums for 18 months following termination and (iii) all equity awards in the Company held by Mr. Vogel will vest as if Mr. Vogel remained employed for an additional year beyond the date of termination. Mr. Vogel is subject to nonsolicitation and noncompetition covenants during the course of his employment and for 12 months following termination of employment for any reason.

Agreements with our former Chief Executive Officer

On October 15, 2014, we entered into an amended employment agreement with Sophocles N. Zoullas pursuant to which Mr. Zoullas served as our Chief Executive Officer through his resignation which was effective as of March 9, 2015. The agreement had an initial term of five years; however, commencing on the third anniversary of the date thereof and each anniversary thereafter, the agreement automatically extended for additional one-year terms unless, not later than 90 days prior to any such anniversary, either party thereto notifies the other party that such extension shall not take effect. Under the agreement, either our Chief Executive Officer or we were permitted to terminate the employment agreement for any reason on 30 days’ written prior notice. We were also permitted to terminate our Chief Executive Officer’s employment at any time for cause. On February 19, 2015, Mr. Zoullas delivered written notice (the "Notice") to the Company purporting to be a Notice of Termination for Good Reason pursuant to the employment agreement. The Notice was the first correspondence received by the Company claiming that events or circumstances constituting Good Reason for Mr. Zoullas to terminate his employment under the employment Agreement had occurred. Effective March 9, 2015, Mr. Zoullas resigned from all positions that he holds or has ever held with the Company and its subsidiaries, including, without limitation, as a member of the Board. In connection with Mr. Zoullas's resignation, on March 9, 2015, the Company, a subsidiary of the Company and Mr. Zoullas entered into a Separation Agreement and General Release (the "Separation Agreement") that, subject to certain terms and conditions with respect to clauses (ii) and (iii) below, among other things, provides Mr. Zoullas with (i) a lump sum payment consisting of all unpaid salary and accrued unused vacation pay, (ii) the vesting of 270,270 restricted shares of common stock of the Company previously granted to Mr. Zoullas pursuant to a Restricted Stock Award Agreement, dated as of October 15, 2014, and the 2014 Plan and (iii) the Company's waiver of Mr. Zoullas's obligations pursuant to the covenant related to non-competition set forth in his employment agreement. Any and all other equity awards previously granted by the Company to Mr. Zoullas, including, without limitation, pursuant to those certain Option Award Agreements, dated as of October 15, 2014, between the Company and Mr. Zoullas shall be canceled without consideration pursuant to the Separation Agreement. Additionally, the employment agreement was terminated effective March 9, 2015 in accordance with the Separation Agreement and subject to the survival of certain provisions of the employment agreement (including the covenant related to non-solicitation set forth in the employment agreement). The Separation Agreement also includes mutual general releases and a covenant related to mutual non-disparagement.

Other Executive Officers

In accordance with the prepackaged reorganization plan, on October 15, 2014 (the “Effective Date”), the Company adopted the post-emergence Management Incentive Program, which provides for the distribution of New Eagle MIP Primary Equity in the form of shares of New Eagle Common Stock, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The New Eagle MIP Primary Equity is subject to vesting, but the holder thereof is entitled to receive all dividends paid with respect to such shares as if such New Eagle MIP Primary Equity had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the Management Incentive Program determines otherwise). The New Eagle MIP Options will contain adjustment provisions to reflect any transaction involving shares of New Eagle Common Stock, including as a result of any dividend, recapitalization, or stock split, so as to prevent any diminution or enlargement of the holder’s rights under the award.

Effective April 27, 2015, Alexis P. Zoullas, former Chief Operating Officer of the Company and former President of Eagle Shipping International (USA) LLC, separated from the Company and any of its subsidiaries with which he held a position. On May 1, 2015, the Company, Eagle International and Mr. Zoullas entered into a Separation Agreement and General Release (the “Separation Agreement”) in connection with Mr. Zoullas’s separation. Subject to certain terms and conditions, the Separation Agreement provides Mr. Zoullas with, among other things, (i) a lump sum payment consisting of all unpaid salary and accrued unused vacation pay and (ii) the vesting of 40,000 restricted shares of common stock of the Company previously granted to Mr. Zoullas pursuant to a Restricted Stock Award Agreement, dated as of December 2, 2014, and the Company’s 2014 Equity Incentive Plan, payable in accordance with the terms and conditions of the Separation Agreement. All other equity awards previously granted by the Company to Mr. Zoullas have been canceled. The Separation Agreement also includes mutual general release, a non-solicitation obligation on Mr. Zoullas, and a covenant related to mutual non-disparagement. Subsequent to Mr. Zoullas’ separation and entering into the Separation Agreement, the 40,000 restricted shares were forfeited pursuant to the terms of the Separation Agreement.

2015 DIRECTOR COMPENSATION TABLE

The following Director Compensation Table sets forth the compensation of our Directors (who were not named executive officers of the Company) for the fiscal year ending on December 31, 2015. Mr. Ryan will qualify as a named executive officer for the fiscal year ending on December 31, 2015 due to his service as interim Chief Executive Officer during 2015.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity incentive plan compensation($) (e)	Nonqualified deferred compensation earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Randee E. Day(1)	$90,000					$25,000	$115,000
Justin A. Knowles(2)	$93,750					$25,000	$118,750
Paul M. Leand Jr. (3)	$160,000					$30,000	$190,000
Stanley H. Ryan(4)	$36,390					$340,000	$376,390
Bart Veldhuizen(5)	$91,250					$25,000	$116,250
Gary Weston(6)	$67,500					$25,000	$92,500

(1)

The fee earned, on pro-rata basis, represents a cash retainer for a non-employee Director of $65,000, for a member of the Audit Committee a cash retainer of $10,000 and a cash retainer of $15,000 for serving as chairman of the Nominating and Governance Committee. Effective October 1, 2015, represents a cash retainer for a non-employee Director of $65,000, for a member of the Audit Committee a cash retainer of $15,000 and a cash retainer of $10,000 for serving as member of the Nominating and Governance Committee. All other compensation represents yearend cash incentive of $25,000.

(2)

The fee earned, on pro-rata basis, represents a cash retainer for a non-employee Director of $65,000, for a member of the Compensation Committee a cash retainer of $10,000 and a cash retainer of $20,000 for serving as chairman of the Audit Committee. Effective October 1, 2015, represents a cash retainer for a non-employee Director of $65,000 and $25,000 for serving as chairman of the Audit Committee. All other compensation represents yearend cash incentive of $25,000.

(3)

The fee earned, on pro-rata basis, represents a cash retainer for a non-employee Charmin of the Board $140,000, member of the Compensation Committee and Nominating and Governance Committee a cash retainer of $10,000 for each committee. All other compensation represents yearend cash incentive of $30,000.

(4)

The fee earned, on pro-rata basis, represents a cash retainer for non-employee Director of $65,000, member of the Audit Committee a cash retainer of $10,000. Effective October 1, 2015, represents a cash retainer for a non-employee Director of $65,000 and $15,000 for serving as chairman of the Nominating and Governance Committee. All other compensation represents yearend cash incentive of $25,000 and salary in amount of $315,000 for the period from March 6, 2015 to September 15, 2015 of which Mr. Ryan served as the Company’s Chief Executive Officer.

(5)

The fee earned, on pro-rata basis, represents a cash retainer for a non-employee Director of $65,000, chairman of the Compensation Committee and a cash retainer of $10,000 for serving as member of the Audit Committee. Effective October 1, 2015, represents a cash retainer for a non-employee Director of $65,000, for a member of the Audit Committee a cash retainer of $15,000 and a cash retainer of $15,000 for serving as chairman of the Compensation Committee. All other compensation represents yearend cash incentive of $25,000.

(6)

The fee earned, on pro-rata basis, represents a cash retainer for non-employee Director of $65,000. Effective October 1, 2015, represents a cash retainer for a non-employee Director of $65,000 and cash retainer of $10,000 for serving as a member of the Compensation Committee. All other compensation represents yearend cash incentive of $25,000.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of the end of the fiscal year 2015 with respect to securities that may be issued under the Company's equity compensation plans, which are comprised of the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options, warrants (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,377,337	$14.09	2,342,554	(1)
Equity compensation plans not approved by security holders	none

(1)

Includes 2,342,554 shares of the Company’s common stock available for issuance pursuant to various types of awards under the 2014 Plan, including awards of restricted stock, in addition to, or in lieu of, options, warrants or rights.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee consists of Bart Veldhuizen (Chairman), Paul M. Leand Jr. and Gary Weston, none of whom were at any time during the year ended 2015 was an officer or employee of the Company or any of our subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common stock as of April 29, 2016 of:

●	each person, group or entity known to the Company to beneficially own more than 5% of our stock;
●	each of our Directors and Director nominees;
●	each of our Named Executive Officers; and

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries, as guarantors, entered into the Second Lien Loan Agreement with the Second Lien Lenders and the Second Lien Agent. The Second Lien Lenders include certain of the Company’s existing shareholders, including the Chairman and Chief Executive Officer, as well as other investors. In connection with the entry into the Second Lien Loan Agreement, the Company agreed to issue up to 344,587,536 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders will receive shares equivalent to approximately 90% of the outstanding common stock of the Company after such issuance.

In a first step, the Company issued and delivered 7,425,519 shares of common stock, representing approximately 19.4% of the Company’s pre-transaction amount of outstanding shares of common stock, to the Second Lien Lenders (the “Initial Share Issuance”). In a second step and subject to certain approvals by our shareholders, the Company will issue and deliver up to an additional 335,192,945 shares of common stock, representing more than 20% of the Company’s current share count, to the Second Lien Lenders (the “Additional Share Issuance”) and an additional 1,969,072 shares of common stock, to the Chairman and Chief Executive Officer who participated as Second Lien Lenders (the “Director and Officer Issuance”).

As of April 29, 2016 and prior to giving effect to the transactions under the Second Lien Loan Agreement, a total of 38,287,504 shares of common stock were outstanding. After giving effect to the Initial Share Issuance, a total of 45,713,023 shares of common stock (the “Pre-Shareholder Vote Pro Forma Shares”) will be outstanding. The Pre-Shareholder Vote Pro Forma Shares do not include the Additional Share Issuance or the Director and Officer Issuance, which are each subject to shareholder approval, although the effects of such issuances are disclosed in the footnotes below. If shareholders approve the issuance of additional shares, we will have 382,875,040 shares of common stock (the “Post-Shareholder Vote Pro Forma Shares”) outstanding.

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

Ownership of Common Stock

	Shares Beneficially Owned
Name (1)	Number (2)	Percentage (3)
Gary Vogel (4)	325,000	*
Adir Katzav (5)	173,362	*
Randee E. Day	0	*
Justin A. Knowles	0	*
Paul M. Leand, Jr. (6)	0	*
Stanley H. Ryan	0	*
Casey F. Shanley	0	*
Bart Veldhuizen	0	*
Gary Weston	0	*
All Current Directors and Executive Officers as a group (9 persons)	498,362	1.1%
Oaktree Capital Management, L.P. (7)	18,840,304	41.2%
GoldenTree Asset Management LP (8)	7,395,814	16.2%
Canyon Capital Advisors LLC (9)	4,338,898	9.5%
Neuberger Berman Group LLC (10)	2,704,120	5.9%
Strategic Value Partners, LLC (11)	2,589,942	5.7%

____________________

* Percentage less than 1% of class.

(1)	Unless otherwise indicated, the business address of each beneficial owner identified is c/o the Company, 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

(2)

Includes beneficial ownership of shares of common stock outstanding as well as beneficial ownership of shares issuable within 60 days following April 29, 2016 upon the exercise of outstanding securities, e.g., options, warrants, rights. However, amounts do not include anti-dilution adjustments to such securities.

(3)

Unless otherwise indicated, based on the total of 45,713,023 shares of common stock outstanding as of April 29, 2016. In addition, for purposes of calculating the percentage of shares held by an individual or entity, the number of shares outstanding includes shares issuable within 60 days following April 26, 2016 upon the exercise of outstanding securities, e.g., options, warrants, rights, but, in each case, such shares are not included in the number of shares outstanding for purposes of computing the percentage of shares held by any other person. However, shares issuable within 60 days following April 29, 2016 upon the exercise of outstanding securities do not include anti-dilution adjustments to such securities.

(4)

Mr. Gary Vogel’s beneficial ownership represents 325,000 shares of common stock included in Mr. Vogel’s unvested restricted stock awards granted under the 2014 Eagle Bulk Shipping Inc. Equity Incentive Plan. Assuming shareholder approval the issuance of 984,536 shares of common stock, in connection with the entry into the Second Lien Loan Agreement, Mr. Vogel will beneficially own a total of 1,309,536 shares of common stock.

(5)

Mr. Adir Katzav’s beneficial ownership represents 13,401 shares of common stock, 82,500 shares of common stock in the form of unvested restricted stock awards, 1,836 shares of common stock issuable upon exercise of warrants and 75,625 shares of common stock issuable upon exercise of options.

(6)

Assuming shareholder approval of the issuance of 984,536 shares of common stock, in connection with the entry into the Second Lien Loan Agreement, Mr. Paul M. Leand, Jr. will be issued and delivered 984,536 shares of common stock and will beneficially own a total of 984,536 shares of common stock.

(7)

Information is based on information known to the company in connection with its obligations under the Second Lien Loan Agreement and a Schedule 13D/A filed by Oaktree Capital Management, L.P. on January 14, 2015. The Schedule 13D/A reports that the securities to which this filing relates are owned directly by OCM Opps EB Holdings, Ltd. (“EB Holdings”) and beneficially owned by EB Holdings, Oaktree Capital Management, L.P., Oaktree Holdings, Inc., Oaktree Capital Group, LLC and Oaktree Capital Group Holdings GP, LLC. According to the Schedule 13D/A, the address of the beneficial owners is c/o Oaktree Capital Group Holdings GP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. Shares listed consist of (i) 15,707,277 shares of common stock, par value $0.01, outstanding prior to the execution of the Second Lien Loan Agreement, (ii) 7,279 shares of common stock issuable upon exercise of the warrants issued and distributed by the Company to the reporting persons in connection with the Company’s restructuring in October 2014 and (iii) 3,125,748 shares of common stock issued and delivered to funds managed by Oaktree Capital Management, L.P., as part of the Initial Share Issuance, based on its participation as a Second Lien Lender in the Second Lien Facility. Assuming shareholder approval of the issuance of 3,125,748 shares of common stock, in connection with the entry into the Second Lien Loan Agreement. Funds managed by Oaktree Capital Management, L.P. will be issued and delivered 138,239,736 additional shares of common stock and will beneficially own a total of 157,080,040 shares of common stock.

(8)

Information is based on information known to the Company in connection with its obligations under the Second Lien Loan Agreement, a Schedule 13D filed by GoldenTree Asset Management LP on April 11, 2016 and a series of filings on Form 3, filed on April 1, 2016 and Form 4, filed on April 1, 2016, updating the information presented in the Schedule 13G/A filed on February 16, 2016. According to the Schedule 13D, GoldenTree Asset Management LP, GoldenTree Asset Management LLC, GoldenTree Master Fund, Ltd. and Mr. Tananbaum have beneficial ownership of the securities to which the filing relates. According to the Schedule 13G/A, the address of the beneficial owners is 300 Park Avenue, 21st Floor, New York, NY 10022. Shares listed consist of (i) 5,895,175 shares of common stock, par value $0.01, outstanding prior to the execution of the Second Lien Loan Agreement, (ii) 3,468 shares of common stock issuable upon exercise of the warrants issued and distributed by the Company to the reporting persons in connection with the Company’s restructuring in October 2014, (iii) 54,963 shares of common stock held directly by Mr. Steven A. Tananbaum, and (iv) 1,442,208 shares of common stock issued and delivered to funds managed by GoldenTree Asset Management LP, as part of the Initial Share Issuance, based on its participation as a Second Lien Lender in the Second Lien Facility. Assuming shareholder approval the issuance of 1,442,208 shares of common stock, in connection with the entry into the Second Lien Loan Agreement. Funds managed by GoldenTree Asset Management LP will be issued and delivered 63,783,289 additional shares of common stock and will beneficially own a total of 71,179,103 shares of common stock.

(9)

Information is based on a Schedule 13G/A filed by Canyon Capital Advisors LLC on February 12, 2016. According to the Schedule 13G/A, Canyon Capital Advisors LLC, Mitchell R. Julis and Joshua S. Friedman have beneficial ownership of the securities to which the filing relates. According to the Schedule 13G/A, the address of the beneficial owners is 2000 Avenue of the Stars, 11th Floor, Los Angeles, CA 90067. Canyon Capital Advisors LLC did not participate as a Second Lien Lender in the Second Lien Facility and will not receive any shares under the Second Lien Loan Agreement..

(10)

Information is based on information known to the Company in connection with its obligations under the Second Lien Loan Agreement and a Schedule 13G filed by Neuberger Berman Group LLC on February 9, 2016. According to the Schedule 13G, the address of the beneficial owners is 605 Third Avenue, New York, NY 10158. Shares listed consist of (i) 2,159,890 shares of common stock, par value $0.01, outstanding prior to the execution of the Second Lien Loan Agreement and (ii) 544,230 shares of common stock issued and delivered to funds managed by Neuberger Berman Group LLC, as part of the Initial Share Issuance, based on its participation as a Second Lien Lender in the Second Lien Facility. The Schedule 13G reports that the securities to which this filing relates are held directly by Neuberger Berman Group LLC, Neuberger Berman Investment Advisors LLC and Neuberger Berman LLC. Assuming shareholder approval the issuance of 544,230 shares of common stock, in connection with the entry into the Second Lien Loan Agreement. Funds managed by Neuberger Berman Group LLC will be issued and delivered 24,069,166 additional shares of common stock and will beneficially own a total of 26,773,286 shares of common stock.

(11)

Information is based on information known to the Company in connection with its obligations under the Second Lien Loan Agreement and a Schedule 13G/A filed by Strategic Value Partners, LLC on February 16, 2016. The Schedule 13G/A reports that the securities to which this filing relates are held directly by Strategic Value Master Fund, Ltd. (“Fund I”), Strategic Value Special Situations Master Fund II, L.P. (“Fund II”), Strategic Value Special Situations Master Fund III, L.P. (“Fund III”), and Strategic Value Special Situations Offshore Fund III-A, L.P. (“Fund III-A”) and, collectively, the “Funds”) and beneficially owned by the Funds, Strategic Value Partners, LLC, as the investment manager of Fund I, SVP Special Situations II LLC, as the investment manager of Fund II, SVP Special Situations III LLC, as the investment manager of Fund III, SVP Special Situations III-A LLC, as the investment manager of Fund III-A, and Victor Khosla. According to the Schedule 13G/A, the address of the beneficial owners is c/o Strategic Value Partners, LLC, 100 West Putnam Avenue, Greenwich, CT 06830. Shares listed consist of (i) 2,152,375 shares of common stock, par value $0.01, outstanding prior to the execution of the Second Lien Loan Agreement, (ii) 9,244 shares of common stock issuable upon exercise of the warrants issued and distributed by the Company to the reporting persons in connection with the Company’s restructuring in October 2014 and (iii) 428,323 shares of common stock issued and delivered to funds managed by Strategic Value Partners, LLC, as part of the Initial Share Issuance, based on its participation as a Second Lien Lender in the Second Lien Facility. Assuming shareholder approval the issuance of 428,323 shares of common stock, in connection with the entry into the Second Lien Loan Agreement. Funds managed by Strategic Value Partners, LLC will be issued and delivered 18,943,052 additional shares of common stock and will beneficially own a total of 21,532,994 shares of common stock.

Assuming shareholder approval the issuance of additional shares in connection with the entry into the Second Lien Loan Agreement, two of the Second Lien Lenders that do not currently beneficially own more than 5% of our stock will be issued and delivered shares of common stock causing them to exceed the 5% threshold.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the rules thereunder, the Company’s executive officers and Directors and persons who own more than 10% of a registered class of the Company’s equity securities are required to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock. Based solely on a review of copies of such reports furnished to the Company, and written representations that no reports were required, together with information known to the company based on its obligations under the Second Lien Loan Agreement, the Company believes that during the fiscal year ended December 31, 2015, its executive officers, Directors and 10% holders complied with the Section 16(a) requirements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transaction Approval Policy

    It is the Company's policy to enter into or ratify “Related Person Transactions” only when the Board of Directors, acting through the Audit Committee or another independent committee established by the Board of Directors, determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders. A “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company is, was or will be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for fiscal years 2015 and 2014, and in which any “Related Person” (as defined in relevant SEC rules) had, has or will have a direct or indirect material interest. A Related Person Transaction includes, but is not limited to, situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. The transactions discussed below were entered into in accordance with the terms of the Company’s Related Persons Transactions policy.

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

Registration Rights Agreement

On the Effective Date, and in accordance with the Plan, the Company and certain of its shareholders, including funds related to or managed by Brigade Capital Management, LP, Davidson Kempner Capital Management LP, Oaktree Capital Management, L.P. and Canyon Capital Advisors LLC, entered into a registration rights agreement. The registration rights agreement provides the shareholders party thereto with demand and piggyback registration rights with respect to certain securities of the Company held by them, subject to the requirement that such securities qualify as Registrable Securities, as defined therein.

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

Second Lien Loan Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries, as guarantors, entered into the Second Lien Loan Agreement with the Second Lien Lenders and the Second Lien Agent. The Second Lien Lenders include certain of the Company’s existing shareholders, including the Chairman and Chief Executive Officer, as well as other investors. In connection with the entry into the Second Lien Loan Agreement, the Company agreed to issue up to 344,587,536 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders will receive shares equivalent to approximately 90% of the outstanding common stock of the Company after such issuance.

Nominating Agreement

The Company entered into a nominating agreement on March 30, 2016, as amended (the “Nominating Agreement”), with GoldenTree Asset Management LP, acting in its capacity as investment manager or advisor to certain private investment funds and managed accounts (“GoldenTree”) in connection with GoldenTree’s participation as a lender under the Second Lien Loan Agreement, pursuant to which the Company agreed that GoldenTree will have the right to designate one individual to serve as a member of the Board of Directors and on a committee of the Board of Directors selected by GoldenTree (subject to any independence requirement imposed by law or by the rules of any national securities exchange on which the Company’s common stock may be listed or traded) so long as GoldenTree and its affiliates beneficially own a number of shares of common stock equal to or greater than 5% of the Company’s common stock at any one time outstanding and 80% of the number of shares of common stock it owned as of the effective date of the Nominating Agreement, as adjusted to give effect to the issuance and delivery of the shares of common stock under the Second Lien Loan Agreement and equitable adjustment for certain transactions.

Director Independence

Please see the disclosure under “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”

Item 14. Principal Accountant Fees and Services

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2015, and 2014 for professional services rendered by Deloitte & Touche LLP (“Deloitte & Touche”) and PriceWaterhouseCoopers (“PwC”), respectively, for the audit of the Company's annual financial statements and for audit-related services, tax services and all other services, as applicable.

Type of Fees	2015	2014
Audit Fees	$772,000	$1,322,500
Tax Fees	$39,000	$33,000

Total	$811,000	$1,355,500

Audit fees for fiscal year 2015 and 2014 include professional services rendered by Deloitte & Touche and PwC for the integrated audit of the company’s consolidated financial statements and the company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, for review of the company’s interim consolidated quarterly financial statements included in the company’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte & Touche and PwC in connection with regulatory filings in 2015. PwC also provided services in 2014 that related to fresh start accounting.

Tax fees for fiscal years 2015 and 2014 related to tax planning and tax compliance services.

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

10.20	CEO Employment Agreement, incorporated by reference to Exhibit 10.5 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014.
10.21	Separation Agreement and Release Agreement, dated March 9, 2015, between Eagle Bulk Shipping Inc. and Sophocles Zoullas.*
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

21.1	Subsidiaries of the Registrant.
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Principal Financial Officer*
101.

The following materials from Eagle Bulk Shipping Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statement of Comprehensive (loss) Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements*

*  Previously filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Gary Vogel
Name: Gary Vogel
Title: Chief Executive Officer

April 29, 2016