Form 10-Q
period 2016-03-31
Eagle Bulk Shipping Inc.
filed 2016-05-10
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

300, First Stamford Place, 5th floor Stamford, Connecticut 06902 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (203) 276–8100

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

Common Stock, par value $0.01 per share 45,713,023 shares outstanding as of May 10, 2016.

Part 1 : FINANCIAL INFORMATION

Item 1 : Financial Statements

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$16,768,574	$24,896,161
Accounts receivable	7,096,206	7,076,528
Prepaid expenses	2,633,930	3,232,763
Inventories	5,596,345	5,574,406
Other assets	112,486	245,569
Total current assets	32,207,541	41,025,427
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $58,027,166 and $49,148,080, respectively	719,026,871	733,960,731
Other fixed assets, net of accumulated amortization of $183,670 and $159,827, respectively	592,970	220,509
Restricted cash	141,161	141,161
Deferred drydock costs	11,928,415	11,146,009
Other assets	117,113	109,287
Total noncurrent assets	731,806,530	745,577,697
Total assets	$764,014,071	$786,603,124
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,411,500	$8,216,473
Accrued interest	327,283	401,232
Other accrued liabilities	10,798,848	10,827,075
Fair value below contract value of time charters acquired	820,313	1,283,926
Unearned charter hire revenue	2,144,022	1,560,402
Current portion of long-term debt	-	15,625,000
Total current liabilities	25,501,966	37,914,108
Noncurrent liabilities:
First Lien Facility, net of debt issuance costs	193,591,587	225,577,491
Second Lien Facility, net of debt issuance costs	59,795,481	-
Other liabilities	720,915	672,941
Fair value below contract value of time charters acquired	4,511,717	4,094,122
Total noncurrent liabilities	258,619,700	230,344,554
Total liabilities	284,121,666	268,258,662
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 45,091,578 and 37,666,059 shares issued and outstanding, respectively	450,916	376,661
Additional paid-in capital	678,565,852	677,813,494
Accumulated deficit	(199,124,363)	(159,845,693)
Total stockholders' equity	479,892,405	518,344,462
Total liabilities and stockholders' equity	$764,014,071	$786,603,124

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenues, net	$21,278,288	$26,331,166

Voyage expenses	9,244,047	5,182,175
Vessel expenses	20,480,635	20,448,706
Charter hire expenses	1,488,518	1,215,964
Depreciation and amortization	9,396,701	10,557,171
General and administrative expenses	5,331,343	6,435,003
Refinancing expenses	5,634,260	-
Vessel impairment	6,167,262	-
Total operating expenses	57,742,766	43,839,019
Operating loss	(36,464,478)	(17,507,853)

Interest expense	2,817,646	3,162,166
Interest income	(3,454)	(2,955)
Total other expense, net	2,814,192	3,159,211
Net loss	$(39,278,670)	$(20,667,064)

Weighted average shares outstanding:
Basic	37,829,257	37,527,010
Diluted	37,829,257	37,527,010

Per share amounts:
Basic net loss	$(1.04)	$(0.55)
Diluted net loss	$(1.04)	$(0.55)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Net loss	$(39,278,670)	$(20,667,064)

Other comprehensive loss:
Change in unrealized loss on investment	-	(359,552)
Total other comprehensive loss	-	(359,552)

Comprehensive loss	$(39,278,670)	$(21,026,616)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

 EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2016

(UNAUDITED)

	Common Shares	Common Shares Amount	Additional paid-in Capital	Net Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2015	37,666,059	$376,661	$677,813,494		$(159,845,693)	$518,344,462

Net loss	—	—	—	$(39,278,670)	(39,278,670)	(39,278,670)
Issuance of shares in connection with the entry into the Second Lien Loan Agreement	7,425,519	74,255	(74,255)		—	—
Non-cash compensation	—	—	826,613		—	826,613
Balance at March 31, 2016	45,091,578	$450,916	$678,565,852		$(199,124,363)	$479,892,405

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015

(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(39,278,670)	$(20,667,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,902,929	10,271,775
Amortization of deferred drydocking costs	493,772	285,396
Amortization of debt issuance costs	308,504	724,425
Amortization of fair value below contract value of time charter acquired	(46,018)	(335,330)
Impairment of Vessels	6,167,262	-
Non-cash compensation expense	826,613	1,884,452
Drydocking expenditures	(1,276,178)	(3,060,384)
Changes in operating assets and liabilities:
Accounts receivable	(19,678)	3,833,086
Other assets	125,257	947,830
Prepaid expenses	598,833	715,445

Inventories	(21,939)	(672,954)
Accounts payable	3,195,027	(3,860,279)
Accrued interest	(73,949)	34,882
Accrued expenses	19,747	1,138,665
Unearned revenue	583,620	(876,693)

Net cash used in operating activities	(19,494,868)	(9,636,748)
Cash flows from investing activities:

Vessel Improvements	(112,488)	(742,014)
Purchase of Other Fixed assets	(396,304)	-
Net cash used in investing activities	(508,792)	(742,014)
Cash flows from financing activities:
Proceeds from Second Lien Facility	60,000,000	-
Repayment of Term Loan	(15,625,000)	(3,906,250)
Repayment of Revolver Loan	(30,158,500)	-
Cash used to settle net share equity awards	-	(1,285,506)
Deferred financing costs	(2,340,427)	-
Net cash provided by / (used in) financing activities	11,876,073	(5,191,756)

Net decrease in cash and cash equivalents	(8,127,587)	(15,570,518)
Cash and cash equivalents at beginning of period	24,896,161	39,975,287
Cash and cash equivalents at end of period	$16,768,574	$24,404,769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

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

As of March 31, 2016, the Company owned and operated a modern fleet of 44 oceangoing vessels, 43 Supramax and 1 Handymax, with a combined carrying capacity of 2,404,064 dwt and an average age of approximately 8.7 years. The Company chartered in a Handylog beginning October 2, 2014 for a period of 7 years.

The following table represents certain information about the Company's charterers which individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

	% of Consolidated Charter Revenue
	Three Months Ended
Charterer	March 31, 2016	March 31, 2015
Charterer A*	-	28.4%

*Charter revenue from a pool in which the Company participated.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the Securities and Exchange Commission (“SEC”) which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on March 31, 2016.

The accompanying condensed consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. We have made a reclassification adjustment to conform the prior period amounts to the current period’s presentation in the Condensed Consolidated Statement of Operations. This change in classification had no effect on the previously reported Condensed Consolidated Statement of Operations and on total operating expenses. For the three months ended March 31, 2015, we have reclassified the technical management costs of $1.5 million previously included in Vessel expenses to General and administrative expenses in order to more closely align the Company’s presentation to that of many of its peers.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

We adopted the provisions of Accounting Standard Update 2015-03 issued by the FASB relating to presentation of debt issuance costs. Accordingly, we have reclassified previously reported deferred financing costs of $435,816 as of December 31, 2015 as a reduction of the long term debt balance retrospectively.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are useful lives of fixed assets, the period of amortization, asset impairment, the fair value of warrants and stock-based compensation.

Liquidity

As a result of the very challenging market conditions in the dry bulk shipping sector in recent years, the Company has incurred significant losses since 2012, and negative operating cash flow since 2013. In 2014, the Company filed for bankruptcy and emerged from bankruptcy in October 2014. Since emerging from bankruptcy, the Company has continued to incur significant losses. The rate environment continues to be low, and the Company had certain events of default under its credit facility for which its lenders agreed to forbearance agreements pursuant to a forbearance agreement, as amended regarding such defaults. In March 2016, the Company completed the refinancing discussed below, which mitigated the liquidity issues facing the Company. After the refinancing, the Company’s credit line as part of the First Lien Facility, as defined herein, will be available for working capital needs of the Company. However, the drybulk sector continues to experience significant challenges and shipping rates have been very low. There are no assurances that the level of liquidity will be adequate to continue to fund the Company’s operating needs, particularly if the dry bulk rate environment continue to operate at historically low levels. If such low rates continue, the Company may be required to sell vessels, or to raise additional funds, although there is no assurance that the sale of any vessels or financing will be available on terms acceptable to the Company, if at all.

Note 2. New Accounting Pronouncements

In May 2014, the FASB (“Financial Accounting Standards Board”) issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The Company adopted this accounting standard on January 1, 2016. Accordingly, $435,816 as of December 31, 2015 has been reported as a reduction of the long-term debt balance which was previously classified as other assets as of December 31, 2015.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. The new guidance specifies that inventory be measured at the lower of cost and net realizable value. The amendment would apply prospectively and would be effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within annual reporting periods beginning after December 15, 2017. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation. The new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

Note 3. Vessels

Vessel and Vessel Improvements

At March 31, 2016, the Company’s operating fleet consisted of 44 drybulk vessels.

As of December 31, 2015, we determined that the future undiscounted cash flows did not exceed the net book value on six of our vessels. This is a result of our intention to divest six of our older vessels in the short term period. As a result, we reduced the carrying value of each vessel to its fair market value as of December 31, 2015 and recorded an impairment charge of $50,872,734.

As of March 31, 2016, due to further reduction in asset value during the first quarter of 2016, we determined that the future undiscounted cash flows of six of our vessels did not exceed their net book value. As a result, we reduced the carrying value of each vessel to its fair market value as of March 31, 2016 and recorded an impairment charge of $6,167,262.

On April 26, 2016, the Company sold the vessel Peregrine for $2.7 million, after brokerage commissions, and expects to record a net loss of approximately $150,000 in the second quarter of 2016. The Peregrine was not available for delivery prior to April 26, 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

In April 2016, the Company decided to sell an additional two vessels, MV Harrier and MV Falcon and reached an agreement to sell the vessels for $3.3 million each before brokerage commissions. The Company expects to realize a loss on sale of approximately $0.1 million for each vessel. Both the vessels are not available for delivery until May, 2016. The Company expects fifty percent of the net sale proceeds to be used to repay the term loan under the First Lien Facility.

Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2015	$733,960,731
Purchase of Vessel Improvements	112,488
Depreciation Expense	(8,879,086)
Vessel Impairment Charge	(6,167,262)
Vessels and Vessel Improvements, at March 31, 2016	$719,026,871

Note 4. Debt

Debt consists of the following:
	March 31, 2016	December 31, 2015
First Lien Facility / Exit Financing Facility	$199,591,500	$245,375,000
Debt issuance costs First Lien / Exit Financing Facility	(5,999,913)	(4,172,509)
First Lien Facility / Exit Financing Facility net of debt issuance costs	193,591,587	241,202,491
Second Lien Facility	60,000,000	-
Deferred Financing Costs Second Lien	$(204,519)	$-
Second Lien Facility, net of Debt issuance costs	59,795,481
Less: Current Portion Exit Financing Facility	-	(15,625,000)
Total debt	$253,387,068	$225,577,491

Corporate Reorganization and Refinancing

On March 30, 2016, we entered into the Contribution Agreement pursuant to which the Company transferred, assigned and contributed to Eagle Shipping, and Eagle Shipping received, accepted and assumed, all of the tangible and intangible assets of the Company (other than the membership interests in Eagle Shipping owned by the Company and certain deposit accounts held by the Company, which deposit account balances were transferred) and all of the liabilities of the Company, including all of the Company’s rights and obligations under the Exit Financing Facility. Immediately following the Contribution, Eagle Shipping became the direct parent company of each of the Company’s previously directly-owned subsidiaries. The Contribution was part of the transactions contemplated by the agreements also entered into on March 30, 2016 and described below, which transactions were consummated on March 30, 2016, after the fulfillment of certain conditions precedent.

First Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that are guarantors under the Exit Financing Facility, as guarantors, entered into an Amended and Restated First Lien Loan Agreement (the “A&R First Lien Loan Agreement”) with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amends and restates the Exit Financing Facility in its entirety, providing for Eagle Shipping to be the borrower in the place of the Company, and further provides for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure (as defined below under Note 6 “Commitments and Contingencies - Legal Proceedings”). The A&R First Lien Loan Agreement provides for a term loan outstanding as of March 30, 2016, in the amount of $201,468,750 as well as a $50,000,000 revolving credit facility, of which $10,000,000 was undrawn prior to the refinancing (the term loan, together with the revolving credit facility, the “First Lien Facility”). The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the Agent and First Lien Lenders in connection with the First Lien Facility.

As of March 31, 2016 our total availability in the revolving credit facility under the First Lien Facility was $40,158,500.

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

Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries, as guarantors, entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”) with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Lenders include certain of the Company’s existing shareholders as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and matures on January 14, 2020 (91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. The Company used the proceeds from the Second Lien Facility to pay down amounts outstanding in respect of the revolving credit facility under the Exit Financing Facility, pay three quarters of amortization payments under the Exit Financing Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and add cash to the balance sheet, which cash would be deposited in an account subject to the security interest and control of the First Lien Lenders and the Second Lien Lenders.

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

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company plans to issue up to 344,587,536 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders will receive shares equivalent to 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock is being made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In a first step, the Company issued and delivered 7,425,519 shares of common stock, representing approximately 19.4% of the Company’s pre-transaction outstanding shares of common stock, to the Second Lien Lenders (the “Initial Share Issuance”). In a second step and subject to certain approvals by our shareholders, the Company intends to issue and deliver up to an additional 335,192,945 shares of common stock, representing more than 20% of the Company’s current share count, to the Second Lien Lenders (the “Additional Share Issuance”) and an additional 1,969,072 shares of common stock, to the Chairman and Chief Executive Officer both of whom participated as Second Lien Lenders (the “Director and Officer Issuance”). On May 3, 2016, the Company filed a preliminary proxy statement with the SEC in connection with a special meeting of the Company’s stockholders to vote on the Additional Share Issuance, the Director and Officer Issuance, an increase in the amount of authorized shares of common stock, and a reverse stock split.

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

For the three-month period ended March 31, 2016, interest rates on our outstanding debt ranged from 3.86% to 6.39%, including a margin over LIBOR applicable under the terms of the amended credit facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 5.06%.

For the three-month period ended March 31, 2015, interest rates on our outstanding debt ranged from 4.04% to 4.05%, including a margin over LIBOR applicable under the terms of the amended credit facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 5.29%.

Interest Expense consisted of:

	March 31, 2016	March 31, 2015
Exit Financing Facility Interest	$2,509,142	$2,437,741
Amortization of Debt issuance costs	308,504	724,425
Total Interest Expense	$2,817,646	$3,162,166

Interest paid amounted to $2,529,674 and $2,402,859 for the three months ended March 31, 2016 and 2015, respectively.

Note 5. Derivative Instruments and Fair Value Measurements

Historically, the Company entered into interest rate swaps to effectively convert a portion of its debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, the Company pays fixed rate interest and receives floating-rate interest amounts based on three-month LIBOR settings. The swaps are designated and qualify as cash flow hedges. As of March 31, 2016 and December 31, 2015, the Company did not have any open positions and no fair value for interest rate swaps is reflected in the accompanying balance sheets.

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”), bunker swaps and freight derivatives markets, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market and/or bunker costs. The Company’s FFAs, bunker swaps and freight derivatives have not qualified for hedge accounting treatment. As of March 31, 2016 and December 31, 2015, the Company did not have any open positions and no fair value for derivative instruments is reflected in the accompanying balance sheets.

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted are defined in the terms of respective master agreement executed with counterparties or exchanges and are required when agreed upon threshold limits are exceeded. As of March 31, 2016 and December 31, 2015, the Company had no outstanding amounts paid as collateral related to the derivative fair value positions.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our term loan account and asset impairment.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

In the first quarter of 2016, as discussed in Note 3, the Company recorded an impairment of $6,167,262 as a result of further reduction in asset value since December 31, 2015 coupled with management’s intention to divest of six of its vessels in the short term period. Prior to the impairment, such vessels had a recorded value of $25,317,262. In 2015, the Company recorded an impairment of $50,872,734 on the above noted vessels. Prior to the impairment, such vessels had a recorded value of $76,332,734.

Note 6. Commitments and Contingencies

Legal Proceedings

In November 2015, the Company filed a voluntary self-disclosure report with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma) (the “OFAC Disclosure”). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company's new board and management have implemented robust remedial measures and significantly enhanced its compliance safeguards, there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations.

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

Note 7. Loss Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the three-month periods ended March 31, 2016 and March 31, 2015. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of March 31, 2016 does not include 784,613 unvested stock awards, 1,377,337 stock options and 3,045,327 warrants as their effect was anti-dilutive. Diluted net loss per share as of March 31, 2015 does not include 489,471 stock awards, 975,312 stock options and 3,045,327 warrants as their effect was anti-dilutive.

	March 31, 2016	March 31, 2015
Net loss	$(39,278,670)	$(20,667,064)
Weighted Average Shares-Basic	37,829,257	37,527,010
Dilutive effect of stock options and restricted stock units	-	-
Weighted Average Shares Diluted	37,829,257	37,527,010
Basic loss per share	$(1.04)	$(0.55)
Diluted loss per share	$(1.04)	$(0.55)

Note 8. Stock Incentive Plans

2014 Management Incentive Plan

On October 15, 2014, the date the Company completed its balance sheet restructuring and emerged from Chapter 11 bankruptcy proceedings (the “Effective Date”), in accordance with the Company’s prepackaged plan of reorganization filed with and approved by the United States Bankruptcy Court for the Southern District of New York, the Company adopted the post-emergence Management Incentive Plan, which provides for the distribution of New Eagle MIP Primary Equity in the form of shares of common stock of the Company, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company with 2% of the Company’s common stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the Company’s common stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The New Eagle MIP Primary Equity is subject to vesting, but the holder thereof is entitled to receive all dividends paid with respect to such shares as if such New Eagle MIP Primary Equity had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the Management Incentive Program determines otherwise). The New Eagle MIP Options will contain adjustment provisions to reflect any transaction involving shares of the Company’s common stock, including as a result of any dividend, recapitalization, or stock split, so as to prevent any diminution or enlargement of the holder’s rights under the award.

As of March 31, 2016, stock awards covering a total of 784,613 of the Company’s shares are outstanding. The stock awards vest ratably over four years. The Company is amortizing to non-cash compensation expense included in general and administrative expenses the fair value of the non-vested stock awards at the grant date.

As of March 31, 2015, options covering 1,377,337 of the Company’s common shares are outstanding with exercise prices ranging from $3.92 to $25.25 per share. The options granted to members of its management under the Management Incentive Plan vest and become exercisable in four equal annual installments beginning on the grant date. All options expire within seven years from the effective date.

For the three months ended March 31, 2016 and 2015, the Company has recorded a non-cash compensation charge included in general and administrative expenses of $826,613 and $1,884,452, respectively. The future compensation to be recognized for the aforementioned restricted stock and options for the nine months ending December 31, 2016, and for the years ending December 31, 2017 and 2018 will be $2,129,374, $1,479,655 and $605,779, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three-month periods ended March 31, 2016 and 2015. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2015, which were included in our Form 10-K, filed with the Securities and Exchange Commission on March 31, 2016.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities, including, without limitation, the U.S. Treasury Department’s Office of Foreign Assets Control; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures, (xi) the outcome of legal proceeding in which we are involved; and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

Overview

Eagle Bulk Shipping Inc., is a Marshall Islands corporation headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk are vessels which are constructed with on-board cranes, ranging in size from approximately 50,000 to 65,000 dwt and considered a sub-category of the Handymax segment; typically defined as 40,000-65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, pet coke, cement and fertilizer, along worldwide shipping routes. As of March 31, 2016, we owned and operated a modern fleet of 43 Supramax and 1 Handymax dry bulk vessels. We also charter-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Supramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 44 vessels in our operating fleet, with an aggregate carrying capacity of 2,404,064 deadweight tons, have an average age of 8.7 years as of March 31, 2016.

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

First Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that are guarantors under the Exit Financing Facility, as guarantors, entered into an Amended and Restated First Lien Loan Agreement (the “A&R First Lien Loan Agreement”) with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amends and restates the Exit Financing Facility in its entirety, providing for Eagle Shipping to be the borrower in the place of the Company, and further provides for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure (as defined in Note 6 “Commitments and Contingencies - Legal Proceedings” to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report). The A&R First Lien Loan Agreement provides for a term loan outstanding as of March 30, 2016, in the amount of $201,468,750 as well as a $50,000,000 revolving credit facility, of which $10,000,000 was undrawn prior to the refinancing (the term loan, together with the revolving credit facility, the “First Lien Facility”). The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the Agent and First Lien Lenders in connection with the First Lien Facility.

As of March 31, 2016 our total availability in the revolving credit facility under the First Lien Facility was $40,158,500.

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

Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries, as guarantors, entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”) with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Lenders include certain of the Company’s existing shareholders as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and matures on January 14, 2020 (91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. The Company used the proceeds from the Second Lien Facility to pay down amounts outstanding in respect of the revolving credit facility under the Exit Financing Facility, pay three quarters of amortization payments under the Exit Financing Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and add cash to the balance sheet, which cash would be deposited in an account subject to the security interest and control of the First Lien Lenders and the Second Lien Lenders.

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

In a first step, the Company issued and delivered 7,425,519 shares of common stock, representing approximately 19.4% of the Company’s pre-transaction amount of outstanding shares of common stock, to the Second Lien Lenders (the “Initial Share Issuance”). In a second step and subject to certain approvals by our shareholders, the Company will issue and deliver up to an additional 335,192,945 shares of common stock, representing more than 20% of the Company’s current share count, to the Second Lien Lenders (the “Additional Share Issuance”) and an additional 1,969,072 shares of common stock, to the Chairman and Chief Executive Officer who participated as Second Lien Lenders (the “Director and Officer Issuance”). On May 3, 2016, the Company filed a preliminary proxy statement with the SEC in connection with a special meeting of the Company’s stockholders to vote on the Additional Share Issuance, the Director and Officer Issuance, an increase in the amount of authorized shares of common stock, and a reverse stock split.

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

Corporate Information

We maintain our principal executive offices at 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902. Our telephone number at that address is (203) 876-8100. Our website address is www.eagleships.com. Information contained on or accessible through our website does not constitute part of this Quarterly Report.

Strategy

Our financial performance is based on the following key elements of our business strategy:

(1)	concentration in one vessel category: the Supramax class of Handymax dry bulk vessels, which we believe offer size, operational and geographical advantages over Panamax and Capesize vessels;

(2)

Eagle’s chartering strategy has historically been to time charter the Vessels on short- to medium-term charter, often with vessel operators. However, under its new management team, the Company is in the midst of a transition to an active operating model where it is entering into a higher percentage of voyage charters and developing contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, Eagle consistently monitors the dry bulk shipping market and, based on market conditions, will consider taking advantage of long-term time charters at higher rates when appropriate;

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of March 31, 2016:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	May 2016		$5,000

Bittern	2009	57,809	Apr 2016	$	Voyage (1)

Canary	2009	57,809	May 2016		$2,300

Cardinal	2004	55,362	Apr 2016		$1,700 (1)

Condor	2001	50,296	Apr 2016		$3,500 (1)

Crane	2010	57,809	Jun 2016		$1,600 (2)

Crested Eagle	2009	55,989	May 2016	$	Voyage

Crowned Eagle	2008	55,940	Apr 2016	$	Voyage (1)

Egret Bulker	2010	57,809	Unemployed	$(4)

Falcon	2001	50,296	May 2016	$8,250

Gannet Bulker	2010	57,809	Apr 2016	$2,300 (1)

Golden Eagle	2010	55,989	Apr 2016	$4,000 (1)

Goldeneye	2002	52,421	Apr 2016	$2,000 (1)

Grebe Bulker	2010	57,809	Apr 2016	$450 (1)

Harrier	2001	50,296	May 2016	$7,250

Hawk I	2001	50,296	Jun 2016	$7,250

Ibis Bulker	2010	57,775	Apr 2016	$5,500 (1)

Imperial Eagle	2010	55,989	Unemployed	(4)

Jaeger	2004	52,248	Apr 2016	$3,000 (1)

Jay	2010	57,802	Apr 2016	$4,000 (1)

Kestrel I	2004	50,326	Jul 2016	Voyage

Kingfisher	2010	57,776	May 2016	Voyage

Kittiwake	2002	53,146	Apr 2016	$5,500 (1)

Martin	2010	57,809	May 2016	$7,250

Merlin	2001	50,296	Apr 2016	$4,000 (1)

Nighthawk	2011	57,809	Apr 2016	$2,900 (1)

Oriole	2011	57,809	Apr 2016	Voyage (1)

Osprey I	2002	50,206	May 2016	$4,300

Owl	2011	57,809	Apr 2016	$4,700 (1)

Peregrine(5)	2001	50,913	Apr 2016	Voyage (1)

Petrel Bulker	2011	57,809	Apr 2016	$6,950 (1)

Puffin Bulker	2011	57,809	May 2016	$1,500 (3)

Redwing	2007	53,411	May 2016	$3,500

Roadrunner Bulker	2011	57,809	Apr 2016	$5,350 (1)

Sandpiper Bulker	2011	57,809	Apr 2016	$3,800 (1)

Shrike	2003	53,343	Apr 2016	$5,000 (1)

Skua	2003	53,350	Apr 2016	Voyage (1)

Sparrow	2000	48,225	Unemployed	(4)

Stellar Eagle	2009	55,989	Apr 2016	$3,800 (1)

Tern	2003	50,200	Apr 2016	$3,350 (1)

Thrasher	2010	53,360	Apr 2016	$6,500 (1)

Thrush	2011	53,297	Apr 2016	$3,200 (1)

Woodstar	2008	53,390	Apr 2016	$4,000 (1)

Wren	2008	53,349	May 2016	Voyage

(1)	Upon conclusion of the current charter the vessel will commence a short term charter for up to six months or a spot voyage.

(2)	The vessel is contracted to continue the existing time charter at a daily charter rate of $5,250 after May 24, 2016.

(3)	The vessel is contracted to continue the existing time charter at a daily charter rate of $4,500 after May 5, 2016.

(4)

The vessels are subsequently contracted to perform a short term time charters. MV Egret Bulker is contracted to perform a time charter at a daily charter rate of $5,000; MV Sparrow is contracted to perform a time charter at a daily charter rate of $8,000 and MV Imperial Eagle is contracted to perform a voyage charter.

(5)

On April 26, 2016, the Company sold the vessel Peregrine for $2.7 million after brokerage commissions payable to third party and expects to record a net loss of approximately $150,000 in the second quarter of 2016. The Peregrine was not available for delivery prior to April 26, 2016.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate and obtain financing and insurance for, the purchase and sale of vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. We have established an in-house technical management function to perform day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries of Eagle Shipping, Eagle Shipping International (USA) LLC, Marshall Islands limited liability company that maintains its principal executive offices in Stamford, Connecticut and Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of seventy one shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provides the following services:

•	commercial operations and technical supervision;
•	safety monitoring;
•	vessel acquisition; and
•	financial, accounting and information technology services.

Technical Management

The technical management of a small portion of our fleet is provided by our unaffiliated third party technical manager, V.Ships Limited, that we believe is one of the world's largest providers of independent ship management and related services. We have established in-house technical management capabilities, through which we provide technical management services to a majority of our vessels, in addition to establishing a vessel management bench-mark with V.Ships Limited, the external technical manager. On August 24, 2015, the Company provided three months’ notice to V. Ships Limited to terminate the technical management contract. We are in the process of transferring all of our vessels to in-house technical management. As of March 31, 2016, there are three vessels managed by V. Ships to be transferred to in-house management during the second quarter of 2016.

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

The Company paid average monthly technical management fees of $10,140 and $11,042 per vessel during the three months ended March 31, 2016 and 2015, respectively which is included in General and Administrative expenses.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim unaudited consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 31, 2016.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are useful lives of fixed assets, the period of amortization, asset impairment, and the fair value of warrants and stock-based compensation.

Results of Operations for the three month periods ended March 31, 2016 and 2015:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Ownership Days	4,004	4,050
Chartered in Days	151	90
Available Days	4,096	4,021
Operating Days	4,030	3,904
Fleet Utilization (%)	98.4%	97.1%

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

•                Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels. Periodically, the Company charters in vessels on a single trip basis.

•                Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three-month period ended March 31, 2016, the Company completed drydocking of five vessels of which two started in 2015.During the three-month period ended March 31, 2015, the Company completed drydocking of five vessels, while three other vessels were still in drydocking as of March 31, 2015.

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

Revenues

Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net time and voyage charter revenues in the quarter ended March 31, 2016 were $21,278,288 compared with $26,331,166 recorded in the comparable quarter in 2015. The decrease in revenue is attributable to lower time charter hire rates in the first quarter of 2016.

Voyage Expenses

To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls, cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for vessels account. Voyage expenses for the three-month period ended March 31, 2016 were $9,244,047, compared to $5,182,175 in the comparable quarter in 2015. The increase is mainly attributable to an increase in the number of freight voyages in the current quarter compared to the prior year.

Vessel Expenses

Vessel expenses for the three-month period ended March 31, 2016 were $20,480,635 compared to $20,448,706 in the comparable quarter in 2015.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores, other miscellaneous expenses.

Other factors beyond our control, some of which may affect the shipping industry in general, may cause vessel operating expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Depreciation and Amortization

For the three-month periods ended March 31, 2016 and 2015, total depreciation and amortization expense was $9,396,701 and $10,557,171, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2016 includes $8,902,929 of vessel and other fixed assets depreciation and $493,772 relating to the amortization of deferred drydocking costs.  Comparable amounts for the three-month period ended March 31, 2015 were $10,271,775 of vessel and other fixed assets depreciation and $285,396 of amortization of deferred drydocking costs. The decrease in depreciation expense is attributable to the sale of Kite in the second quarter of 2015 and lower book value of vessels subsequent to the impairment charge of $50,872,734 recorded in the fourth quarter of 2015.

The cost of all vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $300 per lightweight ton, which we believe is common in the dry bulk shipping industry. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels are to be drydocked every two and a half years for vessels older than 15 years and every five years for vessels younger than 15 years, accordingly, these expenses are deferred and amortized over that period.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with the First Lien and Second Lien Loan Facilities and Exit Financing Facility. The Company paid $2,340,427 in connection with the First and Second Lien Loan facilities and $6,575,000 for the Exit Financing Facility which is recorded as debt issuance costs that amortize over the term of the related Loan. For the three-month periods ended March 31, 2016 and 2015, the amortization of debt issuance costs was $308,504 and $724,425, respectively. The Company adopted the new accounting standard issued by FASB ASU 2015-15 on presentation of deferred financing costs on January 1, 2016 and accordingly, we have reclassified previously reported deferred financing costs of $435,816 as of December 31, 2015 as a reduction of the long term debt balance retrospectively.

General and Administrative Expenses

Our general and administrative expenses include onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, technical management fees , directors’ fees, and directors and officers insurance. General and administrative expenses also include non-cash compensation expenses.

General and administrative expenses for the three-month periods ended March 31, 2016, and 2015, were $5,331,343 and $6,435,003, respectively. These general and administrative expenses include a non-cash compensation component of $826,613 and $1,884,452, for 2016 and 2015 respectively. The decrease in general and administrative expenses for the three-month period ended March 31, 2016 is primarily attributable to lower stock based compensation in the first quarter of 2016.

Refinancing Expenses

Refinancing charges for the three month period ended March 31, 2016 and 2015 were $5,634,260 and none respectively. These costs primarily relate to the professional fees incurred in connection with the refinancing transaction which was closed on March 30, 2016.

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities during the three-month period ended March 31, 2016 was $19,494,868, compared with net cash used in operating activities of $9,636,748 during the corresponding three-month period ended March 31, 2015. The increase is primarily due to lower charter rates and professional fees with regard to the refinancing transaction.

Net cash used in investing activities during the three-month period ended March 31, 2016, was $508,792, compared with $742,014 during the corresponding three-month period ended March 31, 2015.

Net cash provided by financing activities during the three-month period ended March 31, 2016 was $11,876,073 compared to net cash used in financing activities of $5,191,756 during the corresponding three-month period ended March 31, 2015. The increase in financing activities is due to $60,000,000 received from our Second Lien Loan facility offset by repayment of $15,625,000 of our term loan and $30,158,500 of our revolver loan. The Company also paid $2,340,427 in deferred financing costs.

As of March 31, 2016, our cash balance was $16,768,574, compared to a cash balance of $24,896,161 at December 31, 2015. Also recorded as Restricted Cash is an amount of $141,161, which collateralizes letters of credit relating to our office leases.

As of March 31, 2016 our total availability in the revolving credit facility under the First Lien Facility was $40,158,500.

At March 31, 2016, the Company’s debt consisted of $199,591,500 in term loans, net of $5,999,913 debt discount and deferred financing costs and the Second Lien Facility of $60,000,000 net of $204,519 deferred financing costs.

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

First Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that are guarantors under the Exit Financing Facility, as guarantors, entered into an Amended and Restated First Lien Loan Agreement (the “A&R First Lien Loan Agreement”) with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amends and restates the Exit Financing Facility in its entirety, providing for Eagle Shipping to be the borrower in the place of the Company, and further provides for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure. The A&R First Lien Loan Agreement provides for a term loan outstanding as of March 30, 2016, in the amount of $201,468,750 as well as a $50,000,000 revolving credit facility, of which $10,000,000 was undrawn prior to the refinancing (the term loan, together with the revolving credit facility, the “First Lien Facility”). The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the Agent and First Lien Lenders in connection with the First Lien Facility.

As of March 31, 2016 our total availability under the revolving credit facility included in the First Lien Facility was $40,158,500.

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

Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries, as guarantors, entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”) with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Lenders include certain of the Company’s existing shareholders as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and matures on January 14, 2020 (91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. The Company used the proceeds from the Second Lien Facility to pay down amounts outstanding in respect of the revolving credit facility under the Exit Financing Facility, pay three quarters of amortization payments under the Exit Financing Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, and add cash to the balance sheet, which cash would be deposited in an account subject to the security interest and control of the First Lien Lenders and the Second Lien Lenders.

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

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company plan to issue up to 344,587,536 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders will receive shares equivalent to 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock is being made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act .

In a first step, the Company issued and delivered 7,425,519 shares of common stock as part of the Initial Share Issuance, representing approximately 19.4% of the Company’s pre-transaction amount of outstanding shares of common stock, to the Second Lien Lenders. In a second step and subject to certain approvals by our shareholders, the Company will issue and deliver up to an additional 335,192,945 shares of common stock as part of the Additional Share Issuance, representing more than 20% of the Company’s current share count, to the Second Lien Lenders and an additional 1,969,072 shares of common stock, to the Chairman and Chief Executive Officer who participated as Second Lien Lenders as part of the Director and Officer Issuance. On May 3, 2016 the Company filed a preliminary proxy statement with the SEC in connection with a special meeting of the Company’s stockholders to vote on the Additional Share Issuance, the Director and Officer Issuance, an increase in the amount of authorized shares of common stock, and a reverse stock split.

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

In addition to acquisitions that we may undertake in future periods, the other major capital expenditures include funding the Company's program of regularly scheduled drydocking necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. The Company anticipates that vessels are to be drydocked every five years for vessels younger than 15 years and every two and a half years for vessels older than 15 years, accordingly, these expenses are deferred and amortized over that period. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the three months ended March 31, 2016, three of our vessels were drydocked, and we incurred $1,276,178 in drydocking related costs. In the three months ended March 31, 2015, five of our vessels were drydocked, three other vessels were still in drydock as of March 31, 2015 and we incurred $3,060,384 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2016	22	$0.65 million
September 30, 2016	66	$1.95 million
December 31, 2016	22	$0.65 million
March 31, 2017	none	none

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to Note 6 “Commitments and Contingencies - Legal Proceedings” to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 31, 2016.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2016.

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

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 31, 2016.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company sold securities without registration under the Securities Act, as previously disclosed on a Current Report on Form 8-K.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

10.1

Amended and Restated First Lien Loan Agreement, dated as of March 30, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 30, 2016

10.2

Second Lien Loan Agreement, among Eagle Shipping LLC, as borrower, the guarantor subsidiaries party thereto, the lenders thereto from time to time, and Wilmington Savings Fund Society, FSB, as Second Lien Agent, dated as of March 30, 2016, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 30, 2016.

10.3

Nominating Agreement, dated as of March 30, 2016, by and between Eagle Bulk Shipping Inc. and GoldenTree Asset Management LP, incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 30, 2016.

10.4

First Amendment to Nominating Agreement, dated as of April 18, 2016, by and between Eagle Bulk Shipping Inc. and GoldenTree Asset Management LP, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on April 19, 2016

31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer.
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Financial Officer.
101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited) as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By: /s/ Gary Vogel

--------------------------------------------------------------------------------

Gary Vogel

Chief Executive Officer

(principal executive officer of the registrant)

Date: May 10, 2016

By: /s/ Adir Katzav

--------------------------------------------------------------------------------

Adir Katzav

Chief Financial Officer

(principal financial officer of the registrant)

Date: May 10, 2016