Form 10-Q
period 2016-06-30
Eagle Bulk Shipping Inc.
filed 2016-08-09
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Common Stock, par value $0.01 per share, 18,804,203 shares outstanding as of August 9, 2016.

Part 1: FINANCIAL INFORMATION

Item 1: Financial Statements

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$11,874,047	$24,896,161
Accounts receivable	5,563,156	7,076,528
Prepaid expenses	2,811,833	3,232,763
Vessel held for sale	3,212,200	-
Inventories	6,846,985	5,574,406
Other assets	687,738	245,569
Total current assets	30,995,959	41,025,427
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $62,955,218 and $49,148,080, respectively	701,052,452	733,960,731
Other fixed assets, net of accumulated depreciation of $223,135 and $159,827, respectively	578,229	220,509
Restricted cash	74,917	141,161
Deferred drydock costs	11,794,150	11,146,009
Other assets	769,247	109,287
Total noncurrent assets	714,268,995	745,577,697
Total assets	$745,264,954	$786,603,124
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,896,872	$8,216,473
Accrued interest	-	401,232
Other accrued liabilities	10,788,233	10,827,075
Fair value below contract value of time charters acquired	820,313	1,283,926
Unearned charter hire revenue	3,597,123	1,560,402
Fair value of derivative instrument	294,150	-
Current portion of long-term debt	-	15,625,000
Total current liabilities	23,396,691	37,914,108
Noncurrent liabilities:
First Lien Facility, net of debt issuance costs	197,086,411	225,577,491
Second Lien Facility, net of debt issuance costs	59,320,719	-
Payment-in-kind interest on Second Lien Facility	2,123,333	-
Fair value below contract value of time charters acquired	4,306,639	4,094,122
Other liabilities	795,334	672,941
Total noncurrent liabilities	263,632,436	230,344,554
Total liabilities	$287,029,127	$268,258,662
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 2,254,989 and 1,883,303 shares issued and outstanding, respectively*	22,550	18,833
Additional paid-in capital*	679,833,213	678,171,322
Accumulated deficit	(221,619,936)	(159,845,693)
Total stockholders' equity	458,235,827	518,344,462
Total liabilities and stockholders' equity	$745,264,954	$786,603,124

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues, net of commissions	$25,590,434	$22,657,372	$46,868,722	$48,988,538

Voyage expenses	7,450,149	3,156,304	16,694,196	8,338,479
Vessel expenses	18,594,587	20,182,731	39,075,222	40,631,437
Charter hire expenses	1,668,239	1,233,132	3,156,757	2,449,096
Depreciation and amortization	9,654,129	10,898,049	19,050,830	21,455,220
General and administrative expenses	4,874,719	5,844,165	10,206,062	12,279,168
Refinancing expenses	239,390	-	5,873,650	-
Vessel impairment	-	-	6,167,262	-
Loss on vessel held for sale	115,000	-	115,000	-
Loss on sale of vessels	286,210	5,696,675	286,210	5,696,675
Total operating expenses	42,882,423	47,011,056	100,625,189	90,850,075
Operating loss	(17,291,989)	(24,353,684)	(53,756,467)	(41,861,537)
Interest expense	4,902,857	2,986,817	7,720,503	6,148,983
Interest income	(58)	-	(3,512)	(2,955)
Other expense	300,785	167,799	300,785	167,799
Total other expense, net	5,203,584	3,154,616	8,017,776	6,313,827

Net loss	$(22,495,573)	$(27,508,300)	$(61,774,243)	$(48,175,364)

Weighted average shares outstanding *:
Basic	2,254,665	1,881,968	2,073,068	1,879,175
Diluted	2,254,665	1,881,968	2,073,068	1,879,175

Per share amounts*:
Basic net loss	$(9.98)	$(14.62)	$(29.80)	$(25.64)
Diluted net loss	$(9.98)	$(14.62)	$(29.80)	$(25.64)

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2016 and 2015

 (Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net loss	$(22,495,573)	$(27,508,300)	$(61,774,243)	$(48,175,364)

Other comprehensive income:
Change in unrealized gain/(loss) on investment	-	172,976	-	(186,576)
Total other comprehensive income (loss)	-	172,976	-	(186,576)
Comprehensive loss	$(22,495,573)	$(27,335,324)	$(61,774,243)	$(48,361,940)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

For the Six Months Ended June 30, 2016

(Unaudited)

	Common Shares*	Common Shares Amount*	Additional Paid-in Capital*	Net Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2015	1,883,303	$18,833	$678,171,322		$(159,845,693)	$518,344,462

Net loss	—	—	—	$(61,774,243)	(61,774,243)	(61,774,243)
Issuance of shares in connection with the entry into the Second Lien Loan Agreement	371,276	3,713	(3,713)		—	—
Vesting of restricted shares withheld for employee tax	410	4	(2,942)		—	(2,938)
Non-cash compensation	—	—	1,668,546		—	1,668,546
Balance at June 30, 2016	2,254,989	$22,550	$679,833,213		$(221,619,936)	$458,235,827

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(61,774,243)	$(48,175,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,661,150	20,523,130
Amortization of deferred drydocking costs	1,389,680	932,090
Amortization of debt issuance costs	799,648	1,256,313
Amortization of fair value below contract value of time charter acquired	(251,096)	(792,173)
Payment-in-kind interest on Second Lien Facility	2,123,333	-
Loss on sale of vessels	286,210	5,696,675
Loss on vessel held for sale	115,000	-
Impairment of vessels	6,167,262	-
Realized loss from investment	-	167,799
Non-cash compensation expense	1,668,546	2,207,579
Drydocking expenditures	(2,037,821)	(8,505,455)
Changes in operating assets and liabilities:
Accounts receivable	1,513,372	3,193,475
Other assets	(1,102,129)	1,616,634
Prepaid expenses	420,930	329,290
Inventories	(1,272,579)	(548,385)
Unrealized loss on derivatives	294,150	-
Accounts payable	(319,601)	(2,206,668)
Accrued interest	(401,232)	(146,123)
Other accrued liabilities	83,551	2,132,527
Unearned revenue	2,036,721	(1,009,845)
Net cash used in operating activities	(32,599,148)	(23,328,501)

Cash flows from investing activities:
Vessels and vessel improvements	(237,235)	(1,407,801)
Purchase of other fixed assets	(421,028)	-
Proceeds from sale of vessels	5,767,000	4,235,542
Restricted cash	66,244	-
Proceeds from sale of investment	-	5,807,917
Net cash provided by investing activities	5,174,981	8,635,658

Cash flows from financing activities:
Proceeds from Second Lien Facility	60,000,000	-
Proceeds from Revolver Loan Facility under First Lien Facility	5,158,500	15,000,000
Repayment of Term Loan	(17,659,000)	(11,812,500)
Repayment of Revolver Loan	(30,158,500)	-
Deferred financing costs	(2,336,009)	-
Financing cost paid to lender	(600,000)	-
Cash used to settle net share equity awards	(2,938)	(1,285,506)
Net cash provided by financing activities	14,402,053	1,901,994
Net decrease in cash and cash equivalents	(13,022,114)	(12,790,849)
Cash and cash equivalents at beginning of period	24,896,161	39,975,287
Cash and cash equivalents at end of period	$11,874,047	$27,184,438

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation and General Information

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

As of June 30, 2016, the Company owned and operated a modern fleet of 42 oceangoing vessels comprised of 41 Supramax vessels and 1 Handymax vessel with a combined carrying capacity of 2,302,855 dwt and an average age of approximately 8.7 years. The Company chartered in a Handylog beginning October 2, 2015 for a period of seven years and a 63,000 dwt newbulding vessel that was delivered in May 2016 for a period of nine to fourteen months.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's revenue during the periods indicated:

% of Revenue
	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Charterer
Charterer A*	-	27%	-	28%

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

The accompanying condensed consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. We have made a reclassification adjustment to conform the prior period amounts to the current period’s presentation in the Condensed Consolidated Statement of Operations. This change in classification had no effect on the previously reported Condensed Consolidated Statement of Operations and on total operating expenses. For the three and six months ended June 30, 2015, we have reclassified the technical management costs of $1.5 million and $3.0 million respectively, from Vessel expenses to General and administrative expenses to closely align the Company’s presentation to that of many of its peers.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Effective as of the opening of trading on August 5, 2016, the Company completed a 1 for 20 reverse stock split as previously approved by the Company's board of directors and shareholders. Proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split as well as the applicable exercise price. In addition, proportional adjustments were made to the number of shares of common stock issuable upon exercise of the warrants exercisable and the exercise price of the warrants pursuant to the terms thereof. No fractional shares were issued in connection with the reverse stock split, as shareholders who would otherwise hold a fractional share of common stock will receive a cash payment in lieu of that fractional share. All references herein to common stock and per share data for all periods presented in these consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the reverse stock split.

Unless otherwise indicated, share amounts presented do not reflect the issuance of shares of common stock in connection with the Second Lien Loan Agreement. See Note 4.

We adopted the provisions of the Accounting Standard Update 2015-03 issued by the FASB (“Financial Accounting Standards Board”) relating to presentation of debt issuance costs. Accordingly, we have reclassified previously reported deferred financing costs of $435,816 as of December 31, 2015 as a reduction of the long-term debt balance retrospectively.

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

Note 2.  New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with customers. This update further provides guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration. This update also permits an entity as accounting policy election, to exclude amounts collected from customers for all sales taxes. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, "Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The Company adopted this accounting standard on January 1, 2016. Accordingly, $435,816 previously classified in other assets was retrospectively classified as a reduction of the long-term debt balance as of December 31, 2015.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on our consolidated financial statements and related disclosures.

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

Note 3.     Vessels

Vessels and Vessel Improvements

At June 30, 2016, the Company’s owned operating fleet consisted of 42 dry bulk vessels.

As of December 31, 2015, we determined that the future undiscounted cash flows did not exceed the net book value on six of our vessels. This is a result of our intention to divest six of our older vessels in the short-term period. As a result, we reduced the carrying value of each vessel to its fair market value as of December 31, 2015 and recorded an impairment charge of $50,872,734.

As of March 31, 2016, due to further reduction in asset value during the first quarter of 2016, we determined that the future undiscounted cash flows of six of our vessels did not exceed their net book value. As a result, we reduced the carrying value of each vessel to its fair market value as of March 31, 2016 and recorded an impairment charge of $6,167,262.

On April 26, 2016, the Company sold the vessel Peregrine for $2.6 million, after brokerage commissions and associated selling expenses, and recorded a net loss of approximately $150,000 in the second quarter of 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

On June 16, 2016, the Company sold the vessel Falcon for $3.2 million, after brokerage commissions and associated selling expenses, and recorded a net loss of approximately $140,000 in the second quarter of 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

As of June 30, 2016, the Company determined that all the held for sale criteria have been met for the vessel Harrier and reviewed its carrying amount in the books compared to the fair market value less the selling expenses. The review indicated that such carrying amount is in excess of the fair market value less the selling expenses. Therefore, the Company recorded a loss of $115,000 in its Condensed Consolidated Statement of Operations and classified the carrying amount of the vessel as a current asset in its Condensed Consolidated Balance Sheet. On July 13, 2016, the Company sold the vessel Harrier for $3.2 million, after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers on the same day. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

On August 2, 2016, the Company signed a memorandum of agreement to sell the vessel Kittiwake for $4.2 million after brokerage commission and associated selling expenses. The vessel is expected to be delivered in the third quarter of 2016.

Vessels and vessel improvements:

Vessels and vessel improvements, at December 31, 2015	$733,960,731
Purchase of vessel improvements	237,235
Disposal of vessels	(6,053,210)
Depreciation expense	(17,597,842)
Transfer to vessel held for sale	(3,327,200)
Vessel impairment charge	(6,167,262)
Vessels and Vessel Improvements, at June 30, 2016	$701,052,452

Note 4. Debt

Debt consists of the following:

	June 30, 2016	December 31, 2015
First Lien Facility / Exit Financing Facility	$202,716,000	$245,375,000
Debt issuance costs First Lien / Exit Financing Facility	(5,629,589)	(4,172,509)
First Lien Facility / Exit Financing Facility net of debt issuance costs	197,086,411	241,202,491
Second Lien Facility	60,000,000	-
Debt issuance Costs Second Lien	(679,281)	-
Second Lien Facility, net of Debt issuance costs	59,320,719	-
Less: Current Portion Exit Financing Facility	-	(15,625,000)
Total debt	$256,407,130	$225,577,491

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

As of June 30, 2016, our total availability in the revolving credit facility under the First Lien Facility was $35,000,000 and our cash balance as of June 30, 2016 was $11,874,047.

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

The Company has prepaid $2,034,000 in the second quarter of 2016 pursuant to the terms of the loan agreement relating to the mandatory prepayment upon sale of vessels. The repayment schedule mentioned above has been changed to reflect the prepayment made in second quarter of 2016. As of June 30, 2016, the Company is required to make the payments of $3,831,769 on January 15, 2019, April 15, 2019, July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019. This prepayment schedule does not reflect the mandatory prepayments to be made upon sale of the vessel MV Kittiwake. See Note 3.

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

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company agreed to issue 16,889,828 shares of common stock (adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1) to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders received shares equivalent to approximately 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

In a first step, the Company issued and delivered 371,276 shares of common stock (adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1), representing approximately 19.4% of the Company’s pre-transaction outstanding shares of common stock, to the Second Lien Lenders. In a second step, approved by the Company’s shareholders at a special meeting held on August 2, 2016, the Company issued and delivered an additional 16,420,098 shares of common stock (adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1), to the Second Lien Lenders and an additional 98,454 shares of common stock (Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1), to the Chairman and Chief Executive Officer, both of whom participated as Second Lien Lenders.

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

For the three months ended June 30, 2016, interest rates on the First Lien Facility ranged from 3.94% to 4.53% including a margin over LIBOR applicable under the terms of the First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.44%.

For the three months ended June 30, 2015, interest rate on the Exit Financing Facility ranged from 4.05% to 4.08% including a margin over LIBOR applicable under the terms of the Exit Financing Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.24%.

For the six months ended June 30, 2016, interest rates on the First Lien Facility ranged from 3.86% to 4.53% including a margin over LIBOR applicable under the terms of the First Lien facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.48%.

For the six months ended June 30, 2015, interest rates on the Exit Financing Facility ranged from 4.04% to 4.08%, including a margin over LIBOR applicable under the terms of the Exit Financing Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.41%.

Interest Expense consisted of:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
First Lien Facility Interest	$2,288,380	$2,454,928	$4,797,522	$4,892,670
Payment in Kind interest on Second Lien Facility	2,123,333	-	2,123,333	-
Amortization of Debt issuance costs	491,144	531,889	799,648	1,256,313
Total Interest Expense	$4,902,857	$2,986,817	$7,720,503	$6,148,983

Interest paid amounted to $4,999,476 and $5,038,792, for the six months ended June 30, 2016 and 2015 respectively.

Note 5.  Derivative Instruments and Fair Value Measurements

Forward freight agreements

The Company trades in forward freight agreements (“FFAs”), with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs have not qualified for hedge accounting treatment. As such, unrealized and realized gains are recognized as a component of other expense in the Condensed Consolidated Statement of Operations.

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations:

Derivatives not designated	Location of	Amount of Loss		Amount of Loss
as hedging instruments	Loss Recognized	Three Months Ended		Six Months Ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
FFAs	Other expense	$(300,785)	$-	$(300,785)	$-
Total		$(300,785)	$-	$(300,785)	$-

 Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. As of June 30, 2016, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $558,075, which it recorded as other current assets in the Condensed Consolidated Balance Sheet.

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents and restricted cash—the carrying amounts reported in the condensed consolidated balance sheets for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying amounts of borrowings under the revolving credit agreement approximate their fair value, due to the variable interest rate nature thereof.

The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts and restricted cash accounts. Our Level 1 derivatives include FFAs.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our term loan account, asset impairment and asset held for sale.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

In the first quarter of 2016, as discussed in Note 3, the Company recorded a vessel impairment of $6,167,262 to its recorded vessel value as a result of a further reduction in asset value since December 31, 2015 coupled with management’s intention to divest of six of its vessels in the short-term period. Prior to the impairment, such vessels had a recorded value of $25,317,262. In the fourth quarter of 2015, the Company recorded an impairment of $50,872,734 on the above noted vessels. Prior to the impairment, such vessels had a recorded value of $76,332,734.

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

On May 9, 2016, the Company entered into an agreement to charter-in a 63,000 dwt newbuilding Chinese vessel that was delivered on May 20, 2016 for a period of nine to fourteen months. The hire rate for the term is $6,000 per day.

On July 12, 2016, the Company entered into an agreement to charter-in a 61,000 dwt Japanese vessel that was delivered in July 2016 for a period of eleven to thirteen months. The hire rate for the term is $6,000 per day.

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

Note 7.  Loss Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the periods ended June 30, 2016 and June 30, 2015. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of June 30, 2016 does not include 30,385 unvested stock awards, 68,640 stock options and 152,266 warrants as their effect was anti-dilutive. Diluted net loss per share as of June 30, 2015 does not include 12,478 stock awards, 26,766 stock options and 152,266 warrants as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(22,495,573)	$(27,508,300)	$(61,774,243)	$(48,175,364)
Weighted Average Shares – Basic*	2,254,665	1,881,968	2,073,068	1,879,175
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares – Diluted*	2,254,665	1,881,968	2,073,068	1,879,175
Basic Loss Per Share*	$(9.98)	$(14.62)	$(29.80)	$(25.64)
Diluted Loss Per Share*	$(9.98)	$(14.62)	$(29.80)	$(25.64)

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1.

Note 8.  Stock Incentive Plans

Effective as of the opening of trading on August 5, 2016, the Company completed a 1 for 20 reverse stock split as previously approved by the Company's shareholders. Proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as shareholders who would otherwise hold a fractional share of common stock received a cash payment in lieu of that fractional share. All references herein to common stock and per share data for all periods presented in these condensed consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the reverse stock split.

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

As of June 30, 2016, stock awards covering a total of 30,384 of the Company’s shares are outstanding. The stock awards vest ratably over four years. The Company is amortizing to non-cash compensation expense, included in general and administrative expenses, the fair value of the non-vested stock awards at the grant date.

  As of June 30, 2016, options covering 68,640 of the Company’s common shares are outstanding with exercise prices ranging from $78.4 to $505 per share (the market prices at the dates of grants). The options granted to members of the Company's management under the Management Incentive Plan vest and become exercisable in four equal annual installments beginning on the grant date. All options expire within seven years from the effective date.

For the three months ended June 30, 2016 and 2015, the Company has recorded non-cash compensation charges included in General and administrative expenses of $841,933 and $323,128, respectively. For the six months ended June 30, 2016 and 2015, the Company has recorded non-cash compensation charges included in General and administrative expenses of $1,668,546 and $2,207,579, respectively. The future compensation anticipated to be recognized for the aforementioned restricted stock and options for the six months ending December 31, 2016 and for the years ending December 31, 2017 and 2018 will be $1,287,441, $1,479,655 and $605,779, respectively.

Note 9.  Subsequent Events

Common Stock Private Placements

On July 1, 2016 and July 10, 2016, respectively, the Company entered into Common Stock Purchase Agreements (collectively, the “Common Stock Purchase Agreements”), with certain purchasers (the “Common Stock Purchasers”). The Common Stock Purchasers include certain of our existing shareholders, who held approximately 70% of our outstanding equity prior to entry into the Common Stock Purchase Agreements and prior to giving effect to the delivery of all of the shares of common stock issued in connection with the Second Lien Loan Agreement, as well as our Chairman and Chief Executive Officer. The Common Stock Purchase Agreements provide for the issuance and sale by the Company to the Common Stock Purchasers of an aggregate amount of $88 million of common stock, at an initial price per share of $0.15, which amount per share was increased to $3 per share based on the reverse stock split ratio of 1-for-20 (as described below) (the “Reverse Stock Split Ratio”). The reverse stock split did not affect the aggregate purchase price paid by each of the Common Stock Purchasers and the gross proceeds to the Company. The proceeds are expected to contribute to the Company’s financial capacity and flexibility and to be used for acquisition of dry bulk vessels and general corporate purposes.

The shares of common stock issued under the Common Stock Purchase Agreements will amount to 29,333,318 (based on the Reverse Stock Split Ratio, as described in more detail below), which will have the effect of diluting our existing shareholders. The Private Placement Common Shares will be issued pursuant to the private placement exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

The closing of the transactions under the Common Stock Purchase Agreements is expected to close in the near term, as the closing conditions have been satisfied.

Special Meeting of Shareholders

On August 2, 2016, the Company’s shareholders voted to approve the following:

●

the ratification of the issuance of shares of common stock in connection with the Second Lien Loan Agreement in an amount equal to or greater than 20% of the common stock outstanding before such issuance and the issuance of shares of common stock to certain officers and directors pursuant to the Second Lien Loan Agreement, pursuant to NASDAQ Listing Rules 5635(d) and 5635(c), respectively;

●	an amendment to the Company’s Articles of Incorporation described below to increase the number of authorized shares of common stock;

●

an amendment to the Company’s Articles of Incorporation, described in more detail below to effect a reverse stock split of the Company’s common stock by a ratio of between 1-for-10 and 1-for-50, inclusive;

●	an amendment to the Company’s Articles of Incorporation to authorize 25,000,000 shares of preferred stock, par value $0.01; and

●

the issuance of shares of common stock in connection with the Common Stock Purchase Agreements in an amount equal to or greater than 20% of the common stock outstanding before such issuance and the issuance of shares of common stock to certain officers and directors pursuant to the Second Lien Loan Agreement, pursuant to NASDAQ Listing Rules 5635(d) and 5635(c), respectively.

Increase in Authorized Shares of Common Stock

Effective upon the filing of an amendment to the Company’s Articles of Incorporation with the Registrar of Corporations of the Republic of the Marshall Islands on August 2, 2016, as approved by the Company’s shareholders at the special meeting of shareholders on August 2, 2016, the number of shares of common stock authorized to be issued by the Company was increased from 150,000,000 to 700,000,000.

Reverse Stock Split

Effective as of the opening of trading on August 5, 2016, the Company completed a 1 for 20 reverse stock split as previously approved by the Company's shareholders. Proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were issued in connection with the reverse stock split, as shareholders who would otherwise hold a fractional share of common stock received a cash payment in lieu of that fractional share. All references herein to common stock and per share data for all periods presented in these consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the reverse stock split. See Note 1.

Preferred Stock Private Placement

On May 26, 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with certain investors named therein, including certain of our existing shareholders and our Chairman and Chief Executive Officer (the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers in a private placement (the “Private Placement”) pursuant to the private placement exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, shares of the Company’s 15% Cumulative Nonparticipating Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000.00 per share with a 1.0% original issue discount, for aggregate gross proceeds expected to amount to approximately $6.3 million. The proceeds are expected to contribute to the Company’s financial capacity and flexibility and to be used for general corporate purposes and business initiatives, including the procurement of chartered tonnage to supplement the owned fleet.

The closing of the transaction and the issuance of the shares of the Series A Preferred Stock is subject to customary closing conditions set forth in the Purchase Agreement, as well as the approval by the Company’s shareholders of an amendment to the Second Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) to specify the total number of shares of preferred stock that the Company is authorized to issue as required by Section 28(e) of the Business Corporations Act (“BCA”) of the Republic of the Marshall Islands (the “Articles Amendment”). On July 19, 2016, the Company and the Purchasers amended the Preferred Stock Purchase Agreement to amend the optional termination date of the Purchase Agreement by changing such date from August 1, 2016 to September 1, 2016. The shareholders of the Company approved the Articles Amendment at the special meeting of shareholders held on August 2, 2016, and the Articles Amendment became effective upon filing with the Registrar of Corporations of the Republic of the Marshall Islands on August 2, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three and six-month periods ended June 30, 2016 and 2015. This section should be read in conjunction with the Condensed Consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2015, which were included in our Form 10-K, filed with the Securities and Exchange Commission on March 31, 2016.

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

 Overview

Eagle Bulk Shipping Inc. is a Marshall Islands corporation headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk are vessels which are constructed with on-board cranes, ranging in size from approximately 50,000 to 65,000 dwt and considered a sub-category of the Handymax segment; typically defined as 40,000-65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of June 30, 2016, we owned and operated a modern fleet of 41 Supramax and 1 Handymax dry bulk vessels. We charter-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year. We also chartered-in a 63,000 dwt newbulding vessel that was delivered in May 2016 for nine to fourteen months.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Supramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 42 owned vessels in our operating fleet, with an aggregate carrying capacity of 2,302,855 dwt, have an average age of 8.7 years as of June 30, 2016. In addition to our owned vessels, as of June 30, 2016, as mentioned above, the Company chartered-in two vessels with an aggregate carrying capacity of 100,000 dwt.

We own each of our vessels through a separate wholly owned Republic of the Marshall Islands limited liability company.

On June 20, 2016, the Company announced that it plans to expand its global commercial presence with the establishment of a new office in Hamburg, Germany, and operate through a new subsidiary, Eagle Bulk Europe GmbH, which commenced operations in August of 2016.

 Preferred Stock Private Placement

On May 26, 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with certain investors named therein, including certain of our existing shareholders and our Chairman and Chief Executive Officer (the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers in a private placement (the “Private Placement”) pursuant to the private placement exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, shares of the Company’s 15% Cumulative Nonparticipating Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000.00 per share with a 1.0% original issue discount, for aggregate gross proceeds expected to amount to approximately $6.3 million. The proceeds are expected to contribute to the Company’s financial capacity and flexibility and to be used for general corporate purposes and business initiatives, including the procurement of chartered tonnage to supplement the owned fleet.

The closing of the transaction and the issuance of the shares of the Series A Preferred Stock is subject to customary closing conditions set forth in the Purchase Agreement, as well as the approval by the Company’s shareholders of an amendment to the Second Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) to specify the total number of shares of preferred stock that the Company is authorized to issue as required by Section 28(e) of the Business Corporations Act (“BCA”) of the Republic of the Marshall Islands (the “Articles Amendment”). On July 19, 2016, the Company and the Purchasers amended the Preferred Stock Purchase Agreement to amend the optional termination date of the Purchase Agreement by changing such date from August 1, 2016 to September 1, 2016. The shareholders of the Company approved the Articles Amendment at the special meeting of shareholders held on August 2, 2016, and the Articles Amendment became effective upon filing with the Registrar of Corporations of the Republic of the Marshall Islands on August 2, 2016.

Common Stock Private Placements

On July 1, 2016 and July 10, 2016, respectively, the Company entered into Common Stock Purchase Agreements (collectively, the “Common Stock Purchase Agreements”), with certain purchasers (the “Common Stock Purchasers”). The Common Stock Purchasers include certain of our existing shareholders, who held approximately 70% of our outstanding equity prior to entry into the Common Stock Purchase Agreements and prior to giving effect to the delivery of all of the shares of common stock issued in connection with the Second Lien Loan Agreement, as well as our Chairman and Chief Executive Officer. The Common Stock Purchase Agreements provide for the issuance and sale by the Company to the Common Stock Purchasers of an aggregate amount of $88 million of common stock, at an initial price per share of $0.15, which amount per share was increased to $3 per share based on the reverse stock split ratio of 1-for-20 (as described below) (the “Reverse Stock Split Ratio”). The reverse stock split did not affect the aggregate purchase price paid by each of the Common Stock Purchasers and the gross proceeds to the Company. The proceeds are expected to contribute to the Company’s financial capacity and flexibility and to be used for acquisition of dry bulk vessels and general corporate purposes.

The shares of common stock issued under the Common Stock Purchase Agreements will amount to 29,333,318 (based on the Reverse Stock Split Ratio, as described in more detail below), which will have the effect of diluting our existing shareholders. The Private Placement Common Shares will be issued pursuant to the private placement exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

The closing of the transactions under the Common Stock Purchase Agreements is expected to close in the near term, as the closing conditions have been satisfied.

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

As of June 30, 2016, our total availability in the revolving credit facility under the First Lien Facility was $35,000,000 and our cash balance as of June 30, 2016 was $11,874,047.

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

The Company has prepaid $2,034,000 in the second quarter of 2016 pursuant to the terms of the loan agreement relating to the mandatory prepayment upon sale of vessels. The repayment schedule mentioned above has been changed to reflect the prepayment made in second quarter of 2016. As of June 30, 2016, the Company is required to make the payments of $3,831,769 on January 15, 2019, April 15, 2019, July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019. This prepayment schedule does not reflect the mandatory prepayments to be made upon sale of the vessel MV Kittiwake. See Note 3.

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

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company agreed to issue 16,889,828 shares of common stock (adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1) to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders received shares equivalent to approximately 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

In a first step, the Company issued and delivered 371,276 shares of common stock (adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1), representing approximately 19.4% of the Company’s pre-transaction outstanding shares of common stock, to the Second Lien Lenders. In a second step, approved by the Company’s shareholders at a special meeting held on August 2, 2016, the Company issued and delivered an additional 16,420,098 shares of common stock (adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1), to the Second Lien Lenders and an additional 98,454 shares of common stock (adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1), to the Chairman and Chief Executive Officer, both of whom participated as Second Lien Lenders.

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

 We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of June 30, 2016:

Vessel	Year Built	Dwt	Charter Expiration (1)	Daily Charter Hire Rate

Avocet	2010	53,462	Sep 2016	$5,750

Bittern	2009	57,809	Aug 2016	$1,500	(1)

Canary	2009	57,809	Jul 2016	$12,000

Cardinal	2004	55,362	Aug 2016	Voyage

Condor	2001	50,296	Aug 2016	$4,900

Crane	2010	57,809	Jul 2016	Voyage

Crested Eagle	2009	55,989	Jul 2016	$6,750

Crowned Eagle	2008	55,940	Jul 2016	Voyage

Egret Bulker	2010	57,809	Jul 2016	Voyage

Gannet Bulker	2010	57,809	Aug 2016	$2,000	(2)

Golden Eagle	2010	55,989	Sep 2016	$5,250

Goldeneye	2002	52,421	Jul 2016	$5,400

Grebe Bulker	2010	57,809	Jul 2016	Voyage

Harrier	2001	50,296	Jul 2016	$7,250	(6)

Hawk I	2001	50,296	Aug 2016	$7,250

Ibis Bulker	2010	57,775	Jul 2016	Voyage

Imperial Eagle	2010	55,989	Jul 2016	$6,250

Jaeger	2004	52,248	Aug 2016	$1,950	(3)

Jay	2010	57,802	Jul 2016	Voyage

Kestrel I	2004	50,326	Sep 2016	Voyage

Kingfisher	2010	57,776	Aug 2016	$7,750

Kittiwake	2002	53,146	Jul 2016	Voyage	(7)

Martin	2010	57,809	Jul 2016	Voyage

Merlin	2001	50,296	Aug 2016	Voyage

Nighthawk	2011	57,809	Jul 2016	$9,250

Oriole	2011	57,809	Jul 2016	$1,300	(4)

Osprey I	2002	50,206	Jul 2016	$3,900

Owl	2011	57,809	Jul 2016	$6,000

Petrel Bulker	2011	57,809	Jul 2016	$1,500

Puffin Bulker	2011	57,809	Aug 2016	$9.000

Redwing	2007	53,411	Aug 2016	Voyage

Roadrunner Bulker	2011	57,809	Jul 2016	$5,250

Sandpiper Bulker	2011	57,809	Aug 2016	$5,300

Shrike	2003	53,343	Jul 2016	Voyage

Skua	2003	53,350	Jul 2016	Voyage

Sparrow	2000	48,225	Aug 2016	$8,000

Stellar Eagle	2009	55,989	Jul 2016	$5,800

Tern	2003	50,200	Jul 2016	$5,900

Thrasher	2010	53,360	Sep 2016	Voyage

Thrush	2011	53,297	Sep 2016	$1,950	(5)

Woodstar	2008	53,390	Jul 2016	$5,500

Wren	2008	53,349	Aug 2016	$9,000

(1)	The vessel is contracted to continue the existing time charter at a daily charter rate of $5,500 after August 3, 2016
(2)	The vessel is contracted to continue the existing time charter at a daily charter rate of $5,600 after August 16, 2016
(3)	The vessel is contracted to continue the existing time charter at a daily charter rate of $5,500 after August 1, 2016
(4)	The Vessel is contracted to continue the existing time charter at a daily charter rate of $5,500 after July 1, 2016.
(5)	The vessel is contracted to continue the existing time charter at a daily charter rate of $5,500 after July 26, 2016.
(6)

As of June 30, 2016, the Company determined that all the held for sale criteria have been met for the vessel Harrier and reviewed its carrying amount in the books compared to the fair market value less the selling expenses.The review indicated that such carrying amount is in excess of the fair market value less the selling expenses. Therefore, the Company recorded a loss of $115,000 in its Condensed Consolidated Statement of Operations and classified the vessel as current asset in its Condensed Consolidated Balance Sheet. On July 13, 2016, the vessel was sold for net proceeds of $3.2 million.

(7)	On August 2, 2016, the Company signed a memorandum of agreement to sell the vessel Kittiwake for net proceeds of $4.2 million.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate and obtain financing and insurance for, the purchase and sale of vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. We have established an in-house technical management function to perform day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in Stamford, CT, Eagle Bulk Pte. Ltd, a Singapore company. We currently have a total of seventy shore-based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provides the following services:

•     commercial operations and technical supervision;

•     safety monitoring;

•     vessel acquisition; and

•     financial, accounting and information technology services.

Technical Management

We have established in-house technical management capabilities, through which we provide technical management services to our vessels. On August 24, 2015, the Company provided three months’ notice to V. Ships Limited, a third party unaffiliated technical manager, to terminate the technical management contract. As of June 30, 2016, there is one vessel managed by V. Ships, which was sold in July 2016.

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

Value of Assets and Cash Requirements

The replacement costs of comparable new vessels may be above or below the book value of our fleet. The market value of our fleet may be below book value when market conditions are weak and exceed book value when markets conditions are strong. Customary with industry practice, we may consider asset redeployment, which at times may include the sale of vessels at less than their book value. The Company’s results of operations and cash flow may be significantly affected by future charter markets.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC, which apply to interim financial statements. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and warrants and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are stock-based compensation, the useful lives of fixed assets and intangibles, the period of drydock amortization, the allowances for bad debt, and the fair value of warrants.

Results of Operations for the three and six month periods ended June 30, 2016 and 2015:

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Ownership Days	3,924	4,040	7,928	8,090
Chartered in Days	200	91	351	181
Available Days	4,102	3,949	8,199	7,969
Operating Days	4,064	3,850	8,094	7,754
Fleet Utilization	99.1%	97.5%	98.7%	97.3%

 In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations.

•               Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days for the six-month period ended June 30, 2016 were 7,928 compared to 8,090 in the corresponding period in the prior year due to the sale of the vessels Peregrine and Falcon in the second quarter of 2016 compared to the sale of the vessel Kite during the second quarter of 2015.

•               Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

•               Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six-month period ended June 30, 2016, the Company completed drydocking of six vessels. During the six-month period ended June 30, 2015, the Company completed drydocking fourteen vessels while one other vessel was still in drydocking as of June 30, 2015.

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

Net revenues during the quarter ended June 30, 2016 and 2015, were $25,590,434 and $22,657,372, respectively. The increase in revenue is attributable to increased number of freight voyages as well as available days due to chartered in vessels.

Net revenues during the six-month periods ended June 30, 2016 and 2015, were $46,868,722 and $48,988,538, respectively. The decrease in revenue is attributable to lower charter rates earned by the fleet offset by an increase in available days due to chartered in vessels.

 Voyage Expenses

 To the extent that we employ our vessels on voyage charters, we incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the owner. Voyage expenses for the three-month period ended June 30, 2016 were $7,450,149, compared to $3,156,304 in the comparable quarter in 2015. Voyage expenses for the six-month period ended June 30, 2016 were $16,694,196, compared to $8,338,479 in the comparable period in 2015. Voyage expenses have primarily increased due to increased number of freight voyages performed in the current year compared to prior year.

 Vessel Expenses

Vessel expenses for the three-month period ended June 30, 2016 were $18,594,587, compared to $20,182,731 in the comparable quarter in 2015. The decrease is attributable primarily to the lower number of owned vessels and savings achieved due to in-house management of the vessels. The Company had 42 owned vessels at the end of second quarter of 2016 compared to 44 vessels at the end of comparable quarter in 2015.

Vessel expenses for the six-month period ended June 30, 2016 were $39,075,222, compared to $40,631,437 in the comparable quarter in 2015. The decrease is attributable primarily due to lower number of owned vessels.

Vessel expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores and other miscellaneous expenses.

 Other factors beyond our control, some of which may affect the shipping industry in general, may cause vessel operating expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

 Depreciation and Amortization

For the three-month periods ended June 30, 2016 and 2015, total depreciation and amortization expense was $9,654,129 and $10,898,049, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2016 includes $8,758,221 of vessel and other fixed assets depreciation, and $895,908 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended June 30, 2015 were $10,251,355 of vessel and other fixed assets depreciation and $646,694 of amortization of deferred drydocking costs.

For the six-month periods ended June 30, 2016 and 2015, total depreciation and amortization expense was $19,050,830 and $21,455,220, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2016 includes $17,661,150 of vessel and other fixed assets depreciation, and $1,389,680 relating to the amortization of deferred drydocking costs. Comparable amounts for the six-month period ended June 30, 2015 were $20,523,130 of vessel and other fixed assets depreciation and $932,090 of amortization of deferred drydocking costs.

The cost of all vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $300 per lightweight ton. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels are to be drydocked every two and a half years for vessels older than 15 years and every five years for vessels younger than 15 years, accordingly, these expenses are deferred and amortized over that period.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with the First Lien and Second Lien Loan Facilities and Exit Financing Facility. The Company paid $2,936,009 in connection with the First and Second Lien Loan facilities and $6,575,000 for the Exit Financing Facility, which is recorded as debt issuance costs that amortize over the term of the related Loan. For the three-month periods ended June 30, 2016 and 2015, the amortization of debt issuance costs was $491,145 and $531,889, respectively. For the six-month periods ended June 30, 2016 and 2015, the amortization of debt issuance costs was $799,648 and $1,256,313, respectively. The Company adopted the new accounting standard issued by FASB ASU 2015-03 on presentation of deferred financing costs on January 1, 2016 and accordingly, we have reclassified previously reported deferred financing costs of $435,816 as of December 31, 2015 as a reduction of the long-term debt balance retrospectively.

General and Administrative Expenses

Our general and administrative expenses include onshore vessel administration related expenses such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors’ fees, and directors and officers insurance. General and administrative expenses also include non-cash compensation expenses and external technical management fees.

General and administrative expenses for the three-month periods ended June 30, 2016 and 2015, were $4,874,719 and $5,844,165, respectively. These general and administrative expenses include a non-cash compensation component of $841,933 and $323,128, respectively. The decrease in general and administrative expenses for the three-month period ended June 30, 2016 compared to the comparable period in 2015 is primarily attributable to a decrease in professional fees offset by an increase in non cash compensation expense.

General and administrative expenses for the six-month periods ended June 30, 2016 and 2015, were $10,206,062 and $12,279,168, respectively. These general and administrative expenses include a non-cash compensation component of $1,668,546 and $2,207,579, respectively. The decrease in general and administrative expenses for the six-month period ended June 30, 2016 compared to the comparable period in 2015, is primarily attributable to decrease in professional fees.

Effects of Inflation

 We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash used by operating activities during the six-month period ended June 30, 2016 was $32,599,148, compared with net cash used by operating activities of $23,328,501 during the corresponding six-month period ended June 30, 2015. The increase in cash used by operating activities is primarily due to lower charter rates on time charter renewals.

Net cash provided by investing activities during the six-month period ended June 30, 2016 was $5,174,981, compared with net cash provided by investing activities of $8,635,658 during the corresponding six-month period ended June 30, 2015. The decrease during the six-month period ended June 30, 2016 compared to the prior year is mainly due to proceeds from sale of investments in 2015 offset by higher proceeds from sales of vessels.

Net cash provided by financing activities during the six-month period ended June 30, 2016 was $14,402,053, compared with $1,901,994 during the corresponding six-month period ended June 30, 2015. The increase in cash from financing activities is due to $60,000,000 received from our Second Lien Loan facility and $5,158,500 from the Revolving Loan Facility offset by repayment of $17,659,000 of our term loan and $30,158,500 of our revolver loan. The Company also paid $2,936,009 in deferred financing costs.

 As of June 30, 2016, our cash balance was $11,874,047, compared to a cash balance of $24,896,161 at December 31, 2015. Also recorded in Restricted Cash is an amount of $74,917, which collateralizes letters of credit relating to our office lease.

At June 30, 2016, the Company’s debt consisted of $202,716,000 in term loans, net of $5,629,589 debt issuance costs and the Second Lien Facility of $60,000,000 net of $679,281 debt issuance costs.

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

On July 1, 2016 and July 10, 2016, respectively, the Company entered into Common Stock Purchase Agreements (collectively, the “Common Stock Purchase Agreements”), with certain purchasers (the “Common Stock Purchasers”). The Common Stock Purchasers include certain of our existing shareholders, who held approximately 70% of our outstanding equity prior to entry into the Common Stock Purchase Agreements and prior to giving effect to the delivery of all of the shares of common stock issued in connection with the Second Lien Loan Agreement, as well as our Chairman and Chief Executive Officer. The Common Stock Purchase Agreements provide for the issuance and sale by the Company to the Common Stock Purchasers of an aggregate amount of $88 million of common stock, at an initial price per share of $0.15, which amount per share was increased to $3 per share based on the reverse stock split ratio of 1-for-20. The proceeds are expected to contribute to the Company’s financial capacity and flexibility and to be used for acquisition of dry bulk vessels and general corporate purposes.

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

As of June 30, 2016, our total availability under the revolving credit facility included in the First Lien Facility was $35,000,000 and our cash balance as of June 30, 2016 was $11,874,047.

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

The Company has prepaid $2,034,000 in the second quarter of 2016 pursuant to the terms of the loan agreement relating to the mandatory prepayment upon sale of vessels. The repayment schedule mentioned above has been changed to reflect the prepayment made in second quarter of 2016. As of June 30, 2016, the Company will make payments of $3,831,769 on January 15, 2019, April 15, 2019, July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019. This prepayment schedule does not reflect the mandatory prepayments to be made upon sale of the vessel MV Kittiwake. See Note 3.

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

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company agreed to issue 16,889,828 shares of common stock (adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of the trading on August 5, 2016, see Note 1) to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders received shares equivalent to approximately 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

In a first step, the Company issued and delivered 371,276 shares of common stock (adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of the trading on August 5, 2016, see Note 1), representing approximately 19.4% of the Company’s pre-transaction outstanding shares of common stock, to the Second Lien Lenders. In a second step, approved by the Company’s shareholders at a special meeting held on August 2, 2016, the Company issued and delivered an additional 16,420,098 shares of common stock (Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of the trading on August 5, 2016, see Note 1), to the Second Lien Lenders and an additional 98,454 shares of common stock (adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of the trading on August 5, 2016, see Note 1), to the Chairman and Chief Executive Officer, both of whom participated as Second Lien Lenders.

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

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance the revenue earning capabilities and safety of these vessels.

In addition to acquisitions that we may undertake in future periods, the other major capital expenditures include funding the Company's program of regularly scheduled drydocking necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its drydocking, the costs are relatively predictable. The Company anticipates that vessels are to be drydocked every five years for vessels younger than 15 years and every two and a half years for vessels older than 15 years, accordingly, these expenses are deferred and amortized over that period. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. Six vessels completed drydocking in the six months ended June 30, 2016 and we incurred $2,037,821 in drydocking related costs. Fourteen vessels completed drydocking in the six months ended June 30, 2015 and we incurred $8,505,455 in drydocking related costs.

 The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
September 30, 2016 (million)	66	$1.95
December 31, 2016 (million)	22	$0.65
March 31, 2017	None	None
June 30, 2017	None	None

(1)Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.

(2)Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to Note 6, “Commitments and Contingencies - Legal Proceedings” to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2016.

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

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report and is incorporated by reference herein.

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
101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: August 9, 2016

By: /s/ Adir Katzav

--------------------------------------------------------------------------------

Adir Katzav

Chief Financial Officer

(Principal financial officer of the registrant)

Date: August 9, 2016