Form 10-Q
period 2016-09-30
Eagle Bulk Shipping Inc.
filed 2016-11-09
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Common Stock, par value $0.01 per share, 48,106,827 shares outstanding as of November 9, 2016.

Part 1: FINANCIAL INFORMATION

Item 1: Financial Statements

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$98,568,795	$24,896,161
Accounts receivable	6,453,806	7,076,528
Prepaid expenses	2,637,907	3,232,763
Inventories	6,995,819	5,574,406
Other assets	151,925	245,569
Total current assets	114,808,252	41,025,427
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $69,972,688 and $49,148,080, respectively	688,421,196	733,960,731
Other fixed assets, net of accumulated depreciation of $264,201 and $159,827, respectively	572,261	220,509
Restricted cash	74,917	141,161
Deferred drydock costs	12,529,591	11,146,009
Other assets	54,705	109,287
Total noncurrent assets	701,652,670	745,577,697
Total assets	$816,460,922	$786,603,124
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,459,022	$8,216,473
Accrued interest	-	401,232
Other accrued liabilities	10,893,665	10,827,075
Fair value below contract value of time charters acquired	820,313	1,283,926
Unearned charter hire revenue	4,827,883	1,560,402
Fair value of derivative instruments	15,150	-
Current portion of long-term debt	-	15,625,000
Total current liabilities	23,016,033	37,914,108
Noncurrent liabilities:
First Lien Facility, net of debt discount and debt issuance costs	198,914,435	225,577,491
Second Lien Facility, net of debt discount and debt issuance costs	43,280,278	-
Payment-in-kind interest on Second Lien Facility	4,782,863	-
Fair value below contract value of time charters acquired	4,101,560	4,094,122
Other liabilities	767,106	672,941
Total noncurrent liabilities	251,846,242	230,344,554
Total liabilities	274,862,275	268,258,662
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, 700,000,000 shares authorized, 48,106,827 and 1,883,303 shares issued and outstanding, respectively*	481,069	18,833
Additional paid-in capital*	782,096,558	678,171,322
Accumulated deficit	(240,978,980)	(159,845,693)
Total stockholders' equity	541,598,647	518,344,462
Total liabilities and stockholders' equity	$816,460,922	$786,603,124

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues, net of commissions	$35,788,181	$29,127,482	$82,656,903	$78,116,020

Voyage expenses	11,207,959	5,202,219	27,902,155	13,540,698
Vessel expenses	17,707,959	22,492,616	56,783,181	63,124,053
Charter hire expenses	3,822,456	1,248,649	6,979,213	3,697,745
Depreciation and amortization	9,854,228	11,284,454	28,905,058	32,739,674
General and administrative expenses	5,223,782	5,907,387	15,429,844	18,186,555
Refinancing expenses	(4,625)	-	5,869,025	-
Vessel impairment	-	-	6,167,262	-
(Gain)/Loss on sale of vessels	(299,350)	-	101,860	5,696,675
Total operating expenses	47,512,409	46,135,325	148,137,598	136,985,400
Operating loss	(11,724,228)	(17,007,843)	(65,480,695)	(58,869,380)
Interest expense	7,434,156	3,048,180	15,154,659	9,197,163
Interest income	(88,094)	-	(91,606)	(2,955)
Other expense	288,754	320,597	589,539	488,396
Total other expense, net	7,634,816	3,368,777	15,652,592	9,682,604

Net loss	$(19,359,044)	$(20,376,620)	$(81,133,287)	$(68,551,984)

Weighted average shares outstanding *:
Basic	37,031,096	1,881,968	20,588,612	1,880,116
Diluted	37,031,096	1,881,968	20,588,612	1,880,116

Per share amounts*:
Basic net loss	$(0.52)	$(10.83)	$(3.94)	$(36.46)
Diluted net loss	$(0.52)	$(10.83)	$(3.94)	$(36.46)

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Other Comprehensive Loss

For the Three and Nine Months Ended September 30, 2016 and 2015

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(19,359,044)	$(20,376,620)	$(81,133,287)	$(68,551,984)

Other comprehensive loss:
Change in unrealized loss on investment	-	(48,406)	-	(234,984)
Total other comprehensive loss	-	(48,406)	-	(234,984)
Comprehensive loss	$(19,359,044)	$(20,425,026)	$(81,133,287)	$(68,786,968)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2016

(Unaudited)

	Common Shares*	Common Shares Amount*	Additional Paid-in Capital*	Net Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2015	1,883,303	$18,833	$678,171,322		$(159,845,693)	$518,344,462

Net loss	—	—	—	$(81,133,287)	(81,133,287)	(81,133,287)
Issuance of shares in connection with the entry into the Second Lien Loan Agreement	16,889,828	168,899	17,587,426		-	17,756,325
Issuance of shares for private placement	29,333,318	293,333	85,407,202		-	85,700,535
Reverse stock split adjustment	(32)	-	-			-
Vesting of restricted shares withheld for employee tax	410	4	(2,942)		-	(2,938)
Non-cash compensation	-	-	933,550		-	933,550
Balance at September 30, 2016	48,106,827	$481,069	$782,096,558		$(240,978,980)	$541,598,647

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(81,133,287)	$(68,551,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,573,461	30,783,330
Amortization of deferred drydocking costs	2,331,597	1,956,344
Amortization of debt discount and debt issuance costs	3,092,193	1,784,062
Amortization of fair value below contract value of time charter acquired	(456,175)	(1,240,609)
Payment-in-kind interest on Second Lien Facility	4,782,863	-
Loss on sale of vessels	101,860	5,696,675
Impairment of vessels	6,167,262	-
Realized loss from investment	-	112,589
Non-cash compensation expense	933,550	2,998,382
Drydocking expenditures	(3,715,179)	(9,680,582)
Changes in operating assets and liabilities:
Accounts receivable	622,722	3,637,163
Other assets	148,227	4,468,668
Prepaid expenses	594,856	1,657,211
Inventories	(1,421,413)	(798,193)
Unrealized loss on derivatives	15,150	-
Accounts payable	(1,757,451)	(3,298,897)
Accrued interest	(401,232)	(189,502)
Other accrued liabilities	160,755	1,021,773
Unearned chartered hire revenue	3,267,481	(165,864)
Net cash used in operating activities	(40,092,760)	(29,809,434)

Cash flows from investing activities:
Vessels and vessel improvements	(199,675)	(1,508,778)
Purchase of other fixed assets	(456,125)	(11,201)
Proceeds from sale of vessels	13,001,000	4,235,542
Restricted cash	66,244	-
Proceeds from sale of investment	-	6,906,190
Net cash provided by investing activities	12,411,444	9,621,753

Cash flows from financing activities:
Proceeds from Second Lien Facility	60,000,000	-
Proceeds from Revolver Loan Facility under First Lien Facility	10,158,500	23,000,000
Proceeds from common stock placement	85,700,535	-
Repayment of Term Loan	(21,276,000)	(15,718,750)
Repayment of Revolver Loan	(30,158,500)	-
Deferred financing costs	(2,467,647)	-
Financing cost paid to lender	(600,000)	(500,000)
Cash used to settle net share equity awards	(2,938)	(1,285,506)
Net cash provided by financing activities	101,353,950	5,495,744
Net increase /(decrease) in cash and cash equivalents	73,672,634	(14,691,937)
Cash and cash equivalents at beginning of period	24,896,161	39,975,287
Cash and cash equivalents at end of period	$98,568,795	$25,283,350

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation and General Information

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

As of September 30, 2016, the Company owned and operated a modern fleet of 40 oceangoing vessels comprised of 39 Supramax vessels and 1 Handymax vessel with a combined carrying capacity of 2,199,413 dwt and an average age of approximately 8.6 years. The Company chartered in a 38,000 dwt new building beginning October 2, 2015 for a period of seven years, a 63,000 dwt new building vessel that was delivered in May 2016 for a period of nine to fourteen months and a 61,000 dwt new building vessel that was delivered in July 2016 for a period of eleven to thirteen months.

The following table represents certain information about the Company's charterers that individually accounted for more than 10% of the Company's revenue during the periods indicated:

% of Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Charterer
Charterer A*	-	12%	-	23%

*Charter revenue from a pool in which the Company participated until September, 2015.

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

The accompanying condensed consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. We have made a reclassification adjustment to conform the prior period amounts to the current period’s presentation in the Condensed Consolidated Statement of Operations. This change in classification had no effect on the previously reported Condensed Consolidated Statement of Operations and on total operating expenses. For the three and nine months ended September 30, 2015, we have reclassified the technical management costs of $1.4 million and $4.5 million respectively, from Vessel expenses to General and administrative expenses to closely align the Company’s presentation to that of many of its peers.

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

On August 10, 2016, the Company closed its previously announced private placement of its common stock for aggregate proceeds of $86.0 million net of fees and legal expenses. After giving effect to the Company’s previously announced reverse stock split of its issued and outstanding shares of common stock, including the rounding down of fractional shares pursuant to such split, the private placement included the issuance of 29,333,318 shares of the Company’s common stock at $3.00 per share. The Company intends to use the proceeds of the private placement for the acquisition of dry bulk vessels and general corporate purposes.

On September 7, 2016, the Company and each of the investors named therein (the “Investors”) executed a Termination Agreement, dated September 7, 2016 (the “Termination Agreement ”), terminating certain Preferred Stock Purchase Agreement as amended dated May 26, 2016, by and among the Company and such investors. Pursuant to the Purchase Agreement, the Company had agreed to issue to the Investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), shares of 15% Cumulative Nonparticipating Redeemable Series A Preferred Stock, par value $0.01 per share (the “Preferred Shares”).

Pursuant to the Termination Agreement, the Company and each Investor exchanged mutual releases of any and all claims or actions against each other in connection with or resulting from the Preferred Stock Purchase Agreement and the transactions contemplated thereby. The Company also agreed to make an aggregate termination payment to the Investors of $125,254.80, with such aggregate amount allocated among the Investors in proportion to the percentage of the Preferred Shares each Investor had previously agreed to purchase. Two of the Investors, Paul Leand and Gary Vogel (the Company’s chief executive officer), are directors of the Company and the other Investors are current shareholders of the Company. The fees paid to the shareholders were recorded as other expense in the condensed consolidated statements of operations for the three-months ended and nine-months ended September 30, 2016.

We adopted the provisions of the Accounting Standard Update 2015-03 issued by the FASB (“Financial Accounting Standards Board”) relating to presentation of debt issuance costs. Accordingly, $435,816 previously classified in other assets was retrospectively classified as a reduction of the long-term debt balance as of December 31, 2015.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are useful lives of fixed assets, the period of amortization, the allowances for bad debt, and the fair value of warrants and stock-based compensation.

Note 2.  New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with customers. This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration. This update also permits an entity as accounting policy election, to exclude amounts collected from customers for all sales taxes. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases”. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Stock Compensation”. The new guidance is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” The new guidance is intended to provide specific guidance on cashflow classification issues such as debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments or cases where the coupon interest rate is insignificant compared to the effective interest rate of the borrowing, contingent consideration payments in a business combination, proceeds from insurance claim settlements and distributions received by equity method investees. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The amendments should be applied using a retrospective transition method to each period presented. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

Note 3.     Vessels

Vessels and Vessel Improvements

At September 30, 2016, the Company’s owned operating fleet consisted of 40 dry bulk vessels.

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

As of June 30, 2016, the Company determined that all the held for sale criteria were met for the vessel Harrier and reviewed its carrying amount in the books compared to the fair market value less the selling expenses. The review indicated that such carrying amount is in excess of the fair market value less the selling expenses. Therefore, the Company recorded a loss of $115,000 in its condensed consolidated statement of operations and classified the carrying amount of the vessel as a current asset in its condensed consolidated balance Sheet. On July 13, 2016, the Company sold the vessel Harrier for $3.2 million, after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers on the same day. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

On September 6, 2016, the Company sold the vessel Kittiwake for $4.0 million, after brokerage commission and associated selling expenses and recorded a net gain of approximately $316,000 in the third quarter of 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

On September 30, 2016, the Company, through a newly formed subsidiary, Eagle Bulk Shipco LLC (‘Eagle Shipco”), signed a memorandum of agreement to acquire a 2016 Nantong COSCO Kawasaki Heavy Industries Engineering Co Ltd (“NACKS) built Ultramax 61,000 dwt. vessel for $18.85 million. The Company is expected to take delivery of the vessel in the fourth quarter of 2016.

Vessels and vessel improvements:

Vessels and vessel improvements, at December 31, 2015	$733,960,731
Purchase of vessel improvements	199,675
Disposal of vessels	(13,102,860)
Depreciation expense	(26,469,088)
Vessel impairment charge	(6,167,262)
Vessels and Vessel Improvements, at September 30, 2016	$688,421,196

Note 4. Debt

Debt consists of the following:
	September 30, 2016	December 31, 2015
First Lien Facility / Exit Financing Facility	$204,099,000	$245,375,000
Debt discount and Debt issuance costs First Lien / Exit Financing Facility	(5,184,565)	(4,172,509)
First Lien Facility / Exit Financing Facility net of debt issuance costs	198,914,435	241,202,491
Second Lien Facility	60,000,000	-
Debt discount and Debt issuance costs Second Lien Facility	(16,719,722)	-
Second Lien Facility, net of Debt issuance costs	43,280,278	-
Less: Current Portion Exit Financing Facility	-	(15,625,000)
Total debt	$242,194,713	$225,577,491

Corporate Reorganization and Refinancing

On March 30, 2016, we entered into a contribution agreement (the “Contribution Agreement”)pursuant to which the Company transferred, assigned and contributed to Eagle Shipping LLC (a limited liability company organized under the laws of the Marshall Islands and a wholly-owned subsidiary of the Company) (“Eagle Shipping”), and Eagle Shipping received, accepted and assumed, all of the tangible and intangible assets of the Company (other than the membership interests in Eagle Shipping owned by the Company and certain deposit accounts held by the Company, which deposit account balances were transferred) and all of the liabilities of the Company (collectively, the “Contribution”), including all of the Company’s rights and obligations under the senior secured credit facility dated as of October 9, 2014 (the “Exit Financing Facility”). Immediately following the Contribution, Eagle Shipping became the direct parent company of each of the Company’s previously directly-owned subsidiaries. The Contribution was part of the transactions contemplated by the agreements also entered into on March 30, 2016 and described below, which transactions were consummated on March 30, 2016, after the fulfillment of certain conditions precedent.

First Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that are guarantors under the Exit Financing Facility, as guarantors, entered into an Amended and Restated First Lien Loan Agreement (the “A&R First Lien Loan Agreement”) with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amended and restated the Exit Financing Facility in its entirety, providing for Eagle Shipping to be the borrower in the place of the Company, and further provided for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure (as defined below under Note 6 “Commitments and Contingencies - Legal Proceedings”). The A&R First Lien Loan Agreement provides for a term loan outstanding as of March 30, 2016, in the amount of $201,468,750 as well as a $50,000,000 revolving credit facility, (the term loan, together with the revolving credit facility, the “First Lien Facility”). The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the Agent and First Lien Lenders in connection with the First Lien Facility.

As of September 30, 2016, our total availability in the revolving credit facility under the First Lien Facility was $30,000,000.

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

Upon entering into the First Lien Facility, Eagle Shipping made a principal payment with respect to the term loan of $11,718,750. For the fiscal quarters ending June 30, 2017 and June 30, 2018 and the fiscal years ending December 31, 2017 and 2018 (each, a “Semi-Annual Determination Date”), Eagle Shipping is obligated to repay the First Lien Facility in an amount equal to 75% of Eagle Shipping’s excess cash flow for the two fiscal quarters ended as of such Semi-Annual Determination Date, subject to a cap of such mandatory prepayments of $15,625,000 in any fiscal year. Thereafter, Eagle Shipping will make payments of $3,906,250 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019.

The Company has prepaid $5,651,000 of the term loan as of September 30, 2016 pursuant to the terms of the First Lien Facility relating to the mandatory prepayment upon sale of vessels. The repayment schedule mentioned above has been changed to reflect the prepayment made through September 30, 2016, such that the Company is required to make the payments of $3,786,346 on January 15, 2019, April 15, 2019, July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019. As a result of the mandatory prepayments made through September 30, 2016, the Company is not required to comply with the minimum security covenant until October 2017 pursuant to the terms of the A&R First Lien Loan Agreement.

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

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company agreed to issue 16,889,828 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders received shares equivalent to approximately 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

In a first step, the Company issued and delivered 371,276 shares of common stock, representing approximately 19.4% of the Company’s pre-transaction outstanding shares of common stock, to the Second Lien Lenders. In a second step, approved by the Company’s shareholders at a special meeting held on August 2, 2016, the Company issued and delivered an additional 16,420,098 shares of common stock, to the Second Lien Lenders and an additional 98,454 shares of common stock, to the Chairman and Chief Executive Officer, both of whom participated as Second Lien Lenders.

The Company has allocated the proceeds from the Second Lien Loan Agreement based on the relative fair values of the Second Lien Facility and the common stock issued to the Second Lien Lenders. The difference between the $60 million principal value of the Second Lien Facility and its relative fair value, amounting to approximately $18 million, has been recorded as a discount to the recorded value of the Second Lien Facility and as Additional Paid-in capital. This discount is being amortized using the effective interest method over the term of the Second Lien Facility as a component of interest expense.

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

For the three months ended September 30, 2016, interest rates on the First Lien Facility ranged from 4.46% to 4.52% including a margin over LIBOR applicable under the terms of the First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.65%.

For the three months ended September 30, 2015, interest rate on the Exit Financing Facility ranged from 4.06% to 4.08% including a margin over LIBOR applicable under the terms of the Exit Financing Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.10%.

For the nine months ended September 30, 2016, interest rates on the First Lien Facility ranged from 3.86% to 4.53% including a margin over LIBOR applicable under the terms of the First Lien facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.49%.

For the nine months ended September 30, 2015, interest rates on the Exit Financing Facility ranged from 4.04% to 4.08%, including a margin over LIBOR applicable under the terms of the Exit Financing Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.30%.

Interest Expense consisted of:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
First Lien Facility/ Exit Financing Facility Interest	$2,482,080	$2,520,432	$7,279,603	$7,413,101
Payment in Kind interest on Second Lien Facility	2,659,531	-	4,782,863	-
Amortization of Debt issuance costs	2,292,545	527,748	3,092,193	1,784,062
Total Interest Expense	$7,434,156	$3,048,180	$15,154,659	$9,197,163

Interest paid amounted to $7,627,417 and $7,602,603 for the nine months ended September 30, 2016 and 2015, respectively.

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

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations:

Derivatives not designated	Location of	Amount of Loss		Amount of Loss
as hedging instruments	Loss Recognized	Three Months Ended		Nine Months Ended
		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
FFAs	Other expense	$163,499	$-	$464,284	$-
Total		$163,499	$-	$464,284	$-

 Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. As of September 30, 2016, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $147,600, which is recorded as other current assets in the Condensed Consolidated Balance Sheet. The fair value of the FFAs recorded in current liabilities as of September 30, 2016 and December 31, 2015 was $15,150 and none, respectively.

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

On September 30, 2016, the Company, through a newly formed subsidiary, Eagle Bulk Shipco LLC (‘Eagle Shipco”), signed a memorandum of agreement to acquire a 2016 Nantong COSCO Kawasaki Heavy Industries Engineering Co Ltd (“NACKS”) built Ultramax 61,000 dwt for $18.85 million. The Company is expected to take delivery of the vessel in the fourth quarter of 2016. Eagle Shipco, is not one of the guarantors under the First Lien Facility or the Second Lien Facility.

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

Note 7.  Loss Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the periods ended September 30, 2016 and September 30, 2015. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of September 30, 2016 does not include 26,147 unvested stock awards, and 56,987 stock options as their effect was anti-dilutive. Diluted net loss per share as of September 30, 2015 does not include 28,733 stock awards, 59,266 stock options and 152,266 warrants, as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(19,359,044)	$(20,376,620)	$(81,133,287)	$(68,551,984)
Weighted Average Shares – Basic*	37,031,096	1,881,968	20,588,612	1,880,116
Dilutive effect of stock options and restricted stock units	-	-	-	-
Weighted Average Shares – Diluted*	37,031,096	1,881,968	20,588,612	1,880,116
Basic Loss Per Share*	$(0.52)	$(10.83)	$(3.94)	$(36.46)
Diluted Loss Per Share*	$(0.52)	$(10.83)	$(3.94)	$(36.46)

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

2014 Management Incentive Plan

On October 15, 2014, the date the Company completed its balance sheet restructuring and emerged from Chapter 11 bankruptcy proceedings (the “Effective Date”), in accordance with the Company’s prepackaged plan of reorganization filed with and approved by the United States Bankruptcy Court for the Southern District of New York, the Company adopted the post-emergence Management Incentive Plan, which provides for the distribution of restricted primary equity in the form of shares of common stock of the Company (“New Eagle MIP Primary Equity”), and options (“New Eagle MIP Options”), to the participating senior management and other employees of the reorganized Company with 2% of the Company’s common stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the Company’s common stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The New Eagle MIP Primary Equity is subject to vesting, but the holder thereof is entitled to receive all dividends paid with respect to such shares as if such New Eagle MIP Primary Equity had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the Management Incentive Program determines otherwise). The New Eagle MIP Options contain adjustment provisions to reflect any transaction involving shares of the Company’s common stock, including as a result of any dividend, recapitalization, or stock split, so as to prevent any diminution or enlargement of the holder’s rights under the award.

On September 28, 2016, the Company’s Chief Financial Officer and Secretary resigned from all positions he held or has ever held with the Company and its direct or indirect subsidiaries and affiliates, effective September 30, 2016. In connection with the resignation, the Company entered into a Separation Agreement and General Release with its former Chief Financial Officer on September 29, 2016. The agreement provides among other things, a lump sum payment of $33,000 in respect of the cancellation of 4,125 of unvested New Eagle MIP Primary Equity of the Company previously granted to its former Chief Financial Officer. All other equity awards previously granted by the Company to its former Chief Financial Officer were forfeited without consideration pursuant to such Separation Agreement. For the three-months and nine-months ended September 30, 2016, the Company reversed $1.4 million of previously recognized non-cash compensation expense in General and administrative expenses in relation to the above forfeited awards.

On September 30, 2016, the Company announced the appointment of Mr. Frank De Costanzo as Chief Financial Officer of the Company effective as of September 30, 2016. Pursuant to the employment agreement, the Company shall grant Mr. De Costanzo as soon as practicable, a number of restricted shares of common stock of the Company with an aggregate value equal to $1,000,000 based on the average closing price per share of the Common Stock quoted on NASDAQ for the ten trading days immediately preceding the date of the grant. The Company shall grant an option to purchase 280,000 shares of common stock at an exercise price per share equal to the average closing price per share of the Common Stock quoted on NASDAQ for the ten trading days immediately preceding the date of the grant. The restricted shares will generally vest one hundred percent on the third anniversary of the Effective Date , subject to Mr. De Costanzo’s continued employment with the Company on the vesting date. The options shall have a five year term and shall vest ratably on each of the first four anniversaries of the Effective Date, subject to Mr. De Costanzo’s continued employment with the Company on each applicable vesting date. The restricted stock and option will not be granted under, but will be subject to the terms of the 2014 Management Incentive Plan, pursuant to Nasdaq Listing Rule 5635(c)(4) as an inducement material to his accepting employment with the Company.

On November 7, 2016, the Company granted Mr.De Costanzo 233,863 shares of restricted common stock with an aggregate fair value of approximately $1,000,000 and an option to purchase 280,000 shares of common stock at an exercise price of $4.28 per share.

On November 7, 2016, the Company granted 131,197 shares of restricted common stock to an employee. In general, one hundred percent of the shares will vest on the first anniversary of the effective date.

As of September 30, 2016, stock awards covering a total of 26,147 of the Company’s shares are outstanding. The stock awards vest ratably over four years. The Company is amortizing to non-cash compensation expense, included in general and administrative expenses, the fair value of the non-vested stock awards at the grant date.

As of September 30, 2016, options covering 56,987 of the Company’s common shares are outstanding with exercise prices ranging from $78.4 to $505 per share (the market prices at the dates of grants). The options granted to members of the Company's management under the Management Incentive Plan vest and become exercisable in four equal annual installments beginning on the grant date. All options expire within seven years from the effective date.

For the three months ended September 30, 2016 and 2015, the Company has recorded non-cash compensation charges reversal included in General and administrative expenses of $734,996 and non-cash compensation charge of $790,803, respectively. For the nine months ended September 30, 2016 and 2015, the Company has recorded non-cash compensation charges included in General and administrative expenses of $933,550 and $2,998,382, respectively. The future compensation expense anticipated to be recognized for the aforementioned restricted stock and options for the three months ending December 31, 2016 and for the years ending December 31, 2017, 2018 and 2019 will be $421,618, $1,196,958, $489,063 and $56,524 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion of the Company's financial condition and results of operation for the three and nine-month periods ended September 30, 2016 and 2015. This section should be read in conjunction with the Condensed Consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2015, which were included in our Form 10-K, filed with the Securities and Exchange Commission on March 31, 2016.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management's current expectations and observations with respect to future events and financial performance. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel new building orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities, including, without limitation, the U.S. Treasury Department’s Office of Foreign Assets Control; (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) the outcome of legal proceedings in which we are involved; and (xi) and other factors listed from time to time in our filings with the Securities and Exchange Commission. This discussion also includes statistical data regarding world dry bulk fleet, orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

 Overview

Eagle Bulk Shipping Inc. is a Marshall Islands corporation headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax dry bulk vessels in the world. Supramax dry bulk are vessels which are constructed with on-board cranes, ranging in size from approximately 50,000 to 65,000 dwt and considered a sub-category of the Handymax segment; typically defined as 40,000-65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of September 30, 2016, we owned and operated a modern fleet of 39 Supramax and 1 Handymax dry bulk vessels. We charter-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year. We also chartered-in a 63,000 dwt newbuilding vessel that was delivered in May 2016 for nine to fourteen months and a 61,000 dwt Japanese vessel that was delivered in July 2016 for eleven to thirteen months.

We are focused on maintaining a high quality fleet that is concentrated primarily in one vessel type – Supramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 40 owned vessels in our operating fleet, with an aggregate carrying capacity of 2,199,413 dwt, have an average age of 8.6 years as of September 30, 2016. In addition to our owned vessels, as of September 30, 2016, as mentioned above, the Company chartered-in three vessels with an aggregate carrying capacity of 161,000 dwt.

We own each of our vessels through a separate wholly owned Republic of the Marshall Islands limited liability company.

On June 20, 2016, the Company announced the expansion of it’s global commercial presence with the establishment of a new office in Hamburg, Germany, and operate through a new subsidiary, Eagle Bulk Europe GmbH, which commenced operations in August of 2016.

On September 30, 2016, the Company, through a newly formed subsidiary, Eagle Bulk Shipco LLC (‘Eagle Shipco”), signed a memorandum of agreement to acquire a 2016 Nantong COSCO Kawasaki Heavy Industries Engineering Co Ltd (“NACKS”) built Ultramax 61,000 dwt vessel for $18.85 million. The Company is expected to take delivery of the vessel in the fourth quarter of 2016. Eagle Shipco, is not one of the guarantors under the First Lien Facility or the Second Lien Facility.

 Preferred Stock Private Placement

On September 7, 2016, the Company and each of the Investors executed the Termination Agreement, terminating the Preferred Stock Purchase Agreement.

Pursuant to the Termination Agreement, the Company and each Investor exchanged mutual releases of any and all claims or actions against each other in connection with or resulting from the Preferred Stock Purchase Agreement and the transactions contemplated thereby. The Company also agreed to make an aggregate termination payment to the Investors of $125,254.80, with such aggregate amount allocated among the Investors in proportion to the percentage of the Preferred Shares each Investor had previously agreed to purchase. Two of the Investors, Paul Leand and Gary Vogel (the Company’s chief executive officer), are directors of the Company and the other Investors are current shareholders of the Company. The fees paid to the shareholders were recorded as other expense in the condensed consolidated statements of operations for the three-months ended and nine-months ended September 30, 2016.

Common Stock Private Placements

On July 1, 2016 and July 10, 2016, respectively, the Company entered into Common Stock Purchase Agreements (collectively, the “Common Stock Purchase Agreements”), with certain purchasers (the “Common Stock Purchasers”). The Common Stock Purchasers include certain of our existing shareholders, who held approximately 70% of our outstanding equity prior to entry into the Common Stock Purchase Agreements and prior to giving effect to the delivery of all of the shares of common stock issued in connection with the Second Lien Loan Agreement, as well as our Chairman and Chief Executive Officer. The Common Stock Purchase Agreements provided for the issuance and sale by the Company to the Common Stock Purchasers of an aggregate amount of $88 million of common stock, at an initial price per share of $0.15, which amount per share was increased to $3.00 per share based on the reverse stock split ratio of 1-for-20 that became effective as of the opening of trading on August 5, 2016, see Note 1.

On August 10, 2016, the Company closed the transactions contemplated by the Common Stock Purchase Agreements for aggregate proceeds of $86.0 million net of fees and legal expenses. After giving effect to the Company’s previously announced reverse stock split of its issued and outstanding shares of common stock, including the rounding down of fractional shares pursuant to such split, the private placement included the issuance of 29,333,318 shares of the Company’s common stock. The Company intends to use the proceeds of the private placement for the acquisition of dry bulk vessels and general corporate purposes.

Corporate Reorganization and Refinancing

On March 30, 2016, we entered into the Contribution Agreement with Eagle Shipping pursuant to which the Company transferred, assigned and contributed to Eagle Shipping, and Eagle Shipping received, accepted and assumed, all of the tangible and intangible assets of the Company (other than the membership interests in Eagle Shipping owned by the Company and certain deposit accounts held by the Company, which deposit account balances were transferred) and all of the liabilities of the Company, including all of the Company’s rights and obligations under the Exit Financing Facility. Immediately following the Contribution, Eagle Shipping became the direct parent company of each of the Company’s previously directly-owned subsidiaries. The Contribution was part of the transactions contemplated by the agreements also entered into on March 30, 2016 and described below, which transactions were consummated on March 30, 2016, after the fulfillment of certain conditions precedent.

First Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that are guarantors under the Exit Financing Facility, as guarantors, entered into an Amended and Restated First Lien Loan Agreement (the “A&R First Lien Loan Agreement”) with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amended and restated the Exit Financing Facility in its entirety, providing for Eagle Shipping to be the borrower in the place of the Company, and further provided for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure (as defined below under Note 6 “Commitments and Contingencies - Legal Proceedings”). The A&R First Lien Loan Agreement provides for a term loan outstanding as of March 30, 2016, in the amount of $201,468,750 as well as a $50,000,000 revolving credit facility, of which $10,000,000 was undrawn prior to the refinancing (the term loan, together with the revolving credit facility, the “First Lien Facility”). The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the Agent and First Lien Lenders in connection with the First Lien Facility.

As of September 30, 2016, our total availability in the revolving credit facility under the First Lien Facility was $30,000,000.

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

Upon entering into the First Lien Facility, Eagle Shipping made a principal payment with respect to the term loan of $11,718,750. For the fiscal quarters ending June 30, 2017 and June 30, 2018 and the fiscal years ending December 31, 2017 and 2018 (each, a “Semi-Annual Determination Date”), Eagle Shipping is obligated to repay the First Lien Facility in an amount equal to 75% of Eagle Shipping’s excess cash flow for the two fiscal quarters ended as of such Semi-Annual Determination Date, subject to a cap of such mandatory prepayments of $15,625,000 in any fiscal year. Thereafter, Eagle Shipping will make payments of $3,906,250 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019.

The Company has prepaid $5,651,000 of the term loan as of September 30, 2016 pursuant to the terms of the First Lien Facility relating to the mandatory prepayment upon sale of vessels. The repayment schedule mentioned above has been changed to reflect the prepayment made through September 30, 2016, such that the Company is required to make the payments of $3,786,346 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019. As a result of the mandatory prepayments made through September 30, 2016, the Company is not required to comply with the minimum security covenant until October 2017 pursuant to the terms of the A&R First Lien Loan Agreement.

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

In connection with the entry into the Second Lien Loan Agreement, on March 30, 2016, the Company agreed to issue 16,889,828 shares of common stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders received shares equivalent to approximately 90% of the outstanding common stock of the Company after such issuance. The issuance of the shares of common stock was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

In a first step, the Company issued and delivered 371,276 shares of common stock, representing approximately 19.4% of the Company’s pre-transaction outstanding shares of common stock, to the Second Lien Lenders. In a second step, approved by the Company’s shareholders at a special meeting held on August 2, 2016, the Company issued and delivered an additional 16,420,098 shares of common stock, to the Second Lien Lenders and an additional 98,454 shares of common stock, to the Chairman and Chief Executive Officer, both of whom participated as Second Lien Lenders.

The Company has proportionately allocated the proceeds from the Second Lien Loan Agreement based on the relative fair values of the Second Lien Facility and the common stock issued to the Second Lien Lenders. The difference between the $60 million principal value of the Second Lien Facility and its relative fair value, amounting to approximately $17 million, has been recorded as a discount to the recorded value of the Second Lien Facility and as an addition to Paid-in capital. This discount is being amortized using the effective interest method over the term of the Second Lien Facility as a component of interest expense.

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

 We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of September 30, 2016:

Vessel	Year Built	Dwt	Charter Expiration		Daily Charter Hire Rate

Avocet	2010	53,462	Dec 2016		$6,000

Bittern	2009	57,809	Oct 2016		$9,750

Canary	2009	57,809	Oct 2016		$8,500

Cardinal	2004	55,362	Oct 2016		$8,600

Condor	2001	50,296	Nov 2016		$3,800

Crane	2010	57,809	Oct 2016		$8,000

Crested Eagle	2009	55,989	Oct 2016		Voyage

Crowned Eagle	2008	55,940	Oct 2016		Voyage

Egret Bulker	2010	57,809	Dec 2016		$3,000	(1)

Gannet Bulker	2010	57,809	Oct 2016	$	Voyage

Golden Eagle	2010	55,989	Oct 2016		$7,800

Goldeneye	2002	52,421	Nov 2016		Voyage

Grebe Bulker	2010	57,809	Dec 2016		$3,000	(2)

Hawk I	2001	50,296	Oct 2016	$5,000

Ibis Bulker	2010	57,775	Nov 2016	Voyage

Imperial Eagle	2010	55,989	Oct 2016	Voyage

Jaeger	2004	52,248	Nov 2016	Voyage

Jay	2010	57,802	Nov 2016	$4,400

Kestrel I	2004	50,326	Oct 2016	$8,500

Kingfisher	2010	57,776	Oct 2016	$7,750

Martin	2010	57,809	Oct 2016	Voyage

Merlin	2001	50,296	Oct 2016	$7,000

Nighthawk	2011	57,809	Nov 2016	$9,990

Oriole	2011	57,809	Oct 2016	$13,000

Osprey I	2002	50,206	Oct 2016	$7,350

Owl	2011	57,809	Oct 2016	$9,000

Petrel Bulker	2011	57,809	Nov 2016	$2,700

Puffin Bulker	2011	57,809	Dec 2016	$2,850	(3)

Redwing	2007	53,411	Oct 2016	$7,200

Roadrunner Bulker	2011	57,809	Oct 2016	$6,250	(4)

Sandpiper Bulker	2011	57,809	Oct 2016	Drydock	(5)

Shrike	2003	53,343	Nov 2016	Voyage

Skua	2003	53,350	Dec 2016	$3,100	(6)

Sparrow	2000	48,225	Dec 2016	Voyage

Stellar Eagle	2009	55,989	Oct 2016	$6,000

Tern	2003	50,200	Oct 2016	$7,500

Thrasher	2010	53,360	Nov 2016	$7,000

Thrush	2011	53,297	Oct 2016	$6,850

Woodstar	2008	53,390		Drydock	(7)

Wren	2008	53,349	Oct 2016	$8,300

(1)	The vessel is contracted to continue the existing time charter at a daily charter rate of $6,900 after November 25, 2016
(2)	The vessel is contracted to continue the existing time charter at a daily charter rate of $7,000 after December 6, 2016
(3)	The Vessel is contracted to continue the existing time charter at a daily charter rate of $6,750 after November 1, 2016.
(4)	The vessel is contracted to continue the existing time charter at a daily charter rate of $8,250 after September 30, 2016.
(5)	The vessel is contracted on a short term time charter upon completion of drydock.
(6)	The vessel is contracted to continue the existing time charter at a daily charter rate of $6,800 after November 28, 2016.
(7)	The vessel is contracted on a short term voyage charter upon completion of drydock.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate and obtain financing and insurance for, the purchase and sale of vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. We have established an in-house technical management function to perform day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly owned subsidiaries, Eagle Shipping International (USA) LLC, a Republic of the Marshall Islands limited liability company that maintains its principal executive offices in Stamford, CT, Eagle Bulk Pte. Ltd, a Singapore company and Eagle Bulk Europe Gmbh, a German company. We currently have a total of seventy one shore-based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provides the following services:

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in unaudited condensed consolidated financial statements. Accordingly, these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 31, 2016.

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

Results of Operations for the three and nine month periods ended September 30, 2016 and 2015:

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Ownership Days	3,760	4,048	11,688	12,138
Chartered in Days	394	92	745	273
Available Days	4,094	4,080	12,292	12,049
Operating Days	4,048	3,996	12,142	11,750
Fleet Utilization	98.9%	98.0%	98.8%	97.5%

 In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations.

•               Ownership days:  We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period. Ownership days for the nine-month period ended September 30, 2016 were 11,688 compared to 12,138 in the corresponding period in the prior year due to the sale of the vessels Peregrine, Falcon, Harrier and Kittiwake in 2016 compared to the sale of the vessel Kite during the second quarter of 2015.

•               Chartered-in days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels.

•               Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine-month period ended September 30, 2016, the Company completed drydocking of eight vessels and one vessel was still in drydocking as of September 30, 2016. During the nine-month period ended September 30, 2015, the Company completed drydocking seventeen vessels.

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

Net revenues during the quarter ended September 30, 2016 and 2015, were $35,788,181 and $29,127,482, respectively. The increase in revenue is attributable to increased number of freight voyages as well as available days due to chartered in vessels.

Net revenues during the nine-month periods ended September 30, 2016 and 2015, were $82,656,903 and $78,116,020, respectively. The increase in revenue is attributable to increased number of freight voyages as well as available days due to chartered in vessels offset by a decline in the charter hire rates in the current year compared to the same period in the prior year.

 Voyage Expenses

 To the extent that we employ our vessels on voyage charters, we incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the account of the owner. Voyage expenses for the three-month period ended September 30, 2016 were $11,207,959, compared to $5,202,219 in the comparable quarter in 2015. Voyage expenses for the nine-month period ended September 30, 2016 were $27,902,155, compared to $13,540,698 in the comparable period in 2015. Voyage expenses have primarily increased due to an increase in bunker prices as well as an increased number of freight voyages performed in the current period compared to the same period in the prior year.

 Vessel Expenses

Vessel expenses for the three-month period ended September 30, 2016 were $17,707,959, compared to $22,492,616 in the comparable quarter in 2015. The decrease is attributable primarily to the lower number of owned vessels and savings achieved due to in-house management of the vessels. The Company had 40 owned vessels at the end of third quarter of 2016 compared to 44 owned vessels at the end of the comparable quarter in 2015.

Vessel expenses for the nine-month period ended September 30, 2016 were $56,783,181, compared to $63,124,053 in the comparable period in 2015. The decrease is attributable primarily due to a lower number of owned vessels and savings achieved due to in-house management of the vessels.

 Vessel expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores and other miscellaneous expenses.

 Other factors beyond our control, some of which may affect the shipping industry in general, may cause vessel operating expenses to increase, including, for example, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

 Depreciation and Amortization

For the three-month periods ended September 30, 2016 and 2015, total depreciation and amortization expense was $9,854,228 and $11,284,454, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2016 includes $8,912,311 of vessel and other fixed assets depreciation, and $941,917 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2015 were $10,260,200 of vessel and other fixed assets depreciation and $1,024,254 of amortization of deferred drydocking costs.

For the nine-month periods ended September 30, 2016 and 2015, total depreciation and amortization expense was $28,905,058 and $32,739,674, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2016 includes $26,573,461 of vessel and other fixed assets depreciation, and $2,331,597 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine-month period ended September 30, 2015 were $30,783,330 of vessel and other fixed assets depreciation and $1,956,344 of amortization of deferred drydocking costs.

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

Amortization of debt discount and debt issuance costs is included in interest expense. These financing costs relate to costs associated with the First Lien and Second Lien Loan Facilities and Exit Financing Facility. The Company paid $3,067,647 in connection with the First and Second Lien Loan facilities and $6,575,000 for the Exit Financing Facility, which is recorded as debt issuance costs that amortize over the term of the related Loan. The Company also issued 16,889,828 shares in connection with the Second Lien Loan Facility and the fair value of which was determined to be approximately $18 million, was recorded as component of debt issuance costs. For the three-month periods ended September 30, 2016 and 2015, the amortization of debt discount and debt issuance costs was $2,292,545 and $527,748, respectively. For the nine-month periods ended September 30, 2016 and 2015, the amortization of debt discount and debt issuance costs was $3,092,193 and $1,784,062, respectively. The Company adopted the new accounting standard issued by FASB ASU 2015-03 on presentation of deferred financing costs on January 1, 2016 and accordingly, we have reclassified previously reported deferred financing costs of $435,816 as of December 31, 2015 as a reduction of the long-term debt balance retrospectively.

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

General and administrative expenses for the three-month periods ended September 30, 2016 and 2015, were $5,223,782 and $5,907,387, respectively. These general and administrative expenses include a non-cash compensation reversal of $734,996 and non-cash compensation expense of $790,803, respectively.The decrease is mainly due to the reversal of approximately $1.4 million of non-cash compensation expense relating to the forfeited stock awards granted to the former Chief Financial Officer, savings on third party management fees and an increase in payroll expenses.

General and administrative expenses for the nine-month periods ended September 30, 2016 and 2015, were $15,429,844 and $18,186,555, respectively. These general and administrative expenses include a non-cash compensation component of $933,550 and $2,998,382, respectively. The decrease in general and administrative expenses for the nine-month period ended September 30, 2016 compared to the comparable period in 2015, is primarily attributable to a decrease in professional fees and non-cash compensation expense as a result of the reversal of approximately $1.4 million relating to the forfeited stock awards granted to the former Chief Financial Officer.

Effects of Inflation

 We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

Net cash used in operating activities during the nine-month period ended September 30, 2016 was $40,092,760, compared with net cash used by operating activities of $29,809,434 during the corresponding nine-month period ended September 30, 2015. The increase in cash used in operating activities is primarily due to lower charter rates on time charter renewals.

Net cash provided by investing activities during the nine-month period ended September 30, 2016 was $12,411,444, compared with net cash provided by investing activities of $9,621,753, during the corresponding nine-month period ended September 30, 2015. The increase in cash provided by investing activities is mainly attributable to the sale of four vessels in 2016 compared to one vessel in the comparable period in 2015 offset by the sale of KLC investments in 2015.

 Net cash provided by financing activities during the nine-month period ended September 30, 2016 was $101,353,950, compared with $5,495,744 during the corresponding nine-month period ended September 30, 2015. The increase in cash from financing activities is due to net proceeds from the private common stock placements closed on August 10, 2016 of $85,700,535, $60,000,000 received from our Second Lien Loan facility and $10,158,500 from the revolver under the First Lien Facility offset by repayment of $21,276,000 of our term loan and $30,158,500 of our revolver each under the First Lien Facility. The Company also paid $3,067,647 in deferred financing costs.

 As of September 30, 2016, our cash balance was $98,568,795, compared to a cash balance of $24,896,161 at December 31, 2015. Also recorded in Restricted cash is an amount of $74,917, which collateralizes letters of credit relating to our office lease.

At September 30, 2016, the Company’s debt consisted of $204,099,000 in term loans, net of $5,184,565 debt discount and debt issuance costs under the First Lien Facility and $60,000,000 under the Second Lien Facility net of $16,719,722 debt discount and debt issuance costs. In addition, we have $30 million in undrawn revolver availability under the First Lien Facility.

Our principal sources of funds are operating cash flows, long-term bank borrowings and borrowings under our revolving credit facility (see “–Overview—First Lien Facility” and “–Overview—Second Lien Facility”). Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments of interest on our outstanding loan facilities. See “–Overview—First Lien Facility” and “–Overview—Second Lien Facility” for additional information concerning our loan facilities.

We believe that our current financial resources, together with the undrawn revolving credit facility and cash generated from operations will be sufficient to meet our ongoing business needs and other obligations over the next twelve months. Our ability to generate sufficient cash depends on many factors beyond our control including, among other things, continuing to improve the profitability of its operations and future cash flows which contemplates an improvement in charter rates.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance the revenue earning capabilities and safety of these vessels.

On September 30, 2016, the Company, through a newly formed subsidiary, Eagle Bulk Shipco LLC (‘Eagle Shipco”), signed a memorandum of agreement to acquire a 2016 Nantong COSCO Kawasaki Heavy Industries Engineering Co Ltd (“ NACKS”) built Ultramax 61,000 dwt for $18.85 million. The Company is expected to take delivery of the vessel in the fourth quarter of 2016. Eagle Shipco, is not one of the guarantors under the First Lien Facility or the Second Lien Facility.

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

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. Eight vessels completed drydocking in the nine months ended September 30, 2016, with one vessel still in drydocking as of September 30,2016 and we incurred $3,715,179 in drydocking related costs. Seventeen vessels completed drydocking in the nine months ended September 30, 2015 and we incurred $9,680,582 in drydocking related costs.

 The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
December 31, 2016	-	-
March 31, 2017	-	-
June 30, 2017	-	-
September 30, 2017	66	$1.9 million

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2016.

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

Not applicable.

Item 5 -	Other Information

None.

Item 6 –	Exhibits

EXHIBIT INDEX

3.1

Articles of Amendment to Second Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2016)

3.2

Third Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2016)

10.1

Stock Purchase Agreement, dated as of July 1, 2016, by and among Eagle Bulk Shipping Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2016)

10.2

Stock Purchase Agreement, dated as of July 10, 2016, by and among Eagle Bulk Shipping Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016)

10.3

First Amendment to the Preferred Stock Purchase Agreement, dated as of July 19, 2016, by and between Eagle Bulk Shipping Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2016)

10.4

Termination Agreement, dated September 7, 2016, by and among Eagle Bulk Shipping Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2016)

10.5+	Separation Agreement and General Release, dated September 29, 2016, among Eagle Bulk Shipping Inc., Eagle Shipping (USA) International LLC and Adir Katzav

10.6+	Employment agreement dated September 3, 2016, among Eagle Bulk Shipping Inc., Eagle Shipping (USA) International LLC and Frank De Costanzo

31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer.

31.2	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

+ Indicates management contract or compensatory plan or arrangement.

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

--------------------------------------------------------------------------------

Gary Vogel

Chief Executive Officer

(Principal executive officer of the registrant)

Date: November 9, 2016

By: /s/ Frank De Costanzo

--------------------------------------------------------------------------------

Frank De Costanzo

Chief Financial Officer

(Principal financial officer of the registrant)

Date: November 9, 2016