Form 10-K/A
period 2015-12-31
Eagle Bulk Shipping Inc.
filed 2016-12-30
CIK 1322439

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015, was $111,726,458 based on the closing price of $6.97 per share on the Nasdaq Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain shareholders of the registrant holding above 10% of the outstanding shares of common stock; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of April 29, 2016, 45,713,023 shares of the registrant's common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

EXPLANATORY NOTE

Eagle Bulk Shipping Inc. is filing this Amendment No. 2 (this “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2016 (the “Original Form 10-K”) and amended by Amendment No. 1 to the Original Form 10-K filed with the Commission on April 29, 2016 (“Amendment No. 1”), solely for the purposes of amending the Report of Independent Registered Public Accounting Firm (the “Audit Report”) contained in Item 15 of Part IV of the Original Form 10-K to correct a typographical error in certain dates included on page F-4 from October 25, 2014 to October 16, 2014.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 15 of Part IV of the Original Form 10-K in this Amendment No. 2 and we have also included, as exhibits, new certifications of the principal executive officer and the principal financial officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In addition, updated consents of the Independent Registered Public Accounting Firms are being filed as exhibits.

Except as described above, no other changes have been made to the Original Form 10-K or Amendment No. 1, and this Amendment No. 2 does not amend, update or change any other items or disclosures in the Original Form 10-K or Amendment No. 1. Further, this Amendment No. 2 does not reflect subsequent events occurring after the filing date of the Original Form 10-K or Amendment No. 1 or modify or update in any way disclosures in the Original Form 10-K or Amendment No. 1.

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

21.1	Subsidiaries of the Registrant*
23.1	Consent of Independent Registered Public Accounting Firm –Deloitte & Touche LLP +
23.2	Consent of Independent Registered Public Accounting Firm –PricewaterhouseCoopers LLP +
23.3	Consent of Seward & Kissel LLP*
31.1	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Executive Officer +
31.2	Rule 13a-14(d) / 15d-14(a)_Certification of Principal Financial Officer +
32.1	Section 1350 Certification of Principal Executive Officer ++
32.2	Section 1350 Certification of Principal Financial Officer ++
101.

The following materials from Eagle Bulk Shipping Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31,2015, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements*

+     Filed herewith.

++  Furnished herewith.

*     Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Frank De Costanzo
	Name:	Frank De Costanzo
	Title:	Chief Financial Officer

December 30, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets at December 31, 2015 and December 31, 2014	F-5

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

Stamford, Connecticut

April 2, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eagle Bulk Shipping Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statement of operations, of comprehensive loss, of equity (deficit) and of cash flows for the period from October 16, 2014 through December 31, 2014 present fairly, in all material respects, the financial position of Eagle Bulk Shipping Inc. and its subsidiaries (Successor) at December 31, 2014 and the results of their operations and their cash flows for the period from October 16, 2014 through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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