Form 10-K/A
period 2016-12-31
Eagle Bulk Shipping Inc.
filed 2017-04-21
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33831

EAGLE BULK SHIPPING INC.
(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands (State or other jurisdiction of incorporation or organization)	98-0453513 (I.R.S. Employer Identification No.)

300 First Stamford Place Stamford, Connecticut (Address of principal executive offices)	06902 (Zip Code)

Registrant’s telephone number, including area code: (203) 276-8100

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

Large accelerated filer☐	Accelerated filer☐	Emerging growth company ☐

Non-Accelerated filer☐	Smaller reporting company☒

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

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

As of April 20, 2017, 74,103,956 shares of the registrant’s common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

References in this Amendment No. 1 on Form 10-K/A (this “Amendment”) to “we,” “us,” “our,” “Eagle Bulk,” the “Company” and similar terms all refer to Eagle Bulk Shipping Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires.

Effective as of the opening of trading on August 5, 2016, the Company completed a 1 for 20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.01 per share (“Common Stock”), as previously approved by our Board of Directors (the “Board of Directors” or the “Board”) and our shareholders. No fractional shares were issued in connection with the Reverse Stock Split, and shareholders who would have received a fractional share of Common Stock in connection with the Reverse Stock Split instead received a cash payment in lieu of such fractional share. All references to Common Stock contained in this Amendment have been retrospectively adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.

Forward-Looking Statements

Matters discussed in this Amendment may constitute forward-looking statements. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where the Company expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, the Company’s forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in the Company’s financial resources and operational capabilities and as a result of certain other factors listed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

i

Explanatory Note

This Amendment amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2016 that was originally filed with the SEC on March 31, 2017 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our directors and executive officers, effective as of April 1, 2017.

Name	Age	Position
Paul M. Leand, Jr.	50	Chairman of the Board
Randee E. Day	69	Director
Justin A. Knowles	48	Director
Casey Shanley	39	Director
Bart Veldhuizen	50	Director
Gary Weston	60	Director
Gary Vogel	51	Chief Executive Officer and Director
Frank De Costanzo	54	Chief Financial Officer

Biographies of Current Directors and Executive Officers

Paul M. Leand Jr., age 50, has served as a director of the Company since November 2014 and is the Chairman of the Board of Directors. Mr. Leand joined AMA Capital Partners (“AMA”) in 1998 from First National Bank of Maryland. He was appointed chief executive officer in 2004. He has led the development of AMA’s restructuring practice, helping AMA earn its position as the preeminent maritime restructuring advisor for both creditors and companies alike. He has been involved in the restructuring of numerous high yield issues including Golden Ocean, ACL, Global Ocean, Pegasus and Enterprises, and Horizon Lines. On the offshore side, Mr. Leand has led AMA’s efforts in the restructurings of, amongst others, PetroMENA ASA, Sevan Marine ASA, Remedial Offshore and Equinox Offshore. Mr. Leand has also been involved in numerous mergers and acquisitions roles, including with Golden Ocean, SFL and TECO Transport and also spearheaded the firm’s private equity investments in Chembulk and PLM and Lloyds Fonds. Mr. Leand serves as a director of Golar LNG Partners LP (NASDAQ Stock Market LLC (“NASDAQ”) listed under “GMLP”), Lloyd Fonds AG (Frankfurt Stock Exchange), North Atlantic Drilling (Oslo Stock Exchange), SeaDrill Ltd. (New York Stock Exchange (“NYSE”) listed under “SDRL”), Ship Finance International Ltd. (NYSE-listed under “SFL”) as well as privately held Helm International. Mr. Leand holds a B.S./B.A. from Boston University’s School of Management. The Board of Directors selected Mr. Leand to serve as a director because it believes he has valuable management, finance, and strategic decision-making experience. Mr. Leand has significant restructuring expertise, particularly within the shipping industry. Mr. Leand is familiar with a range of corporate and board functions based on significant prior board experience.

Randee E. Day, age 69, has served as a director of the Company since the Company’s restructuring in October 2014 and is the Chairwoman of our Nominating and Governance Committee (the “Nominating and Governance Committee”). Ms. Day briefly served as interim President of the Company from February 25, 2014 through March 6, 2015. Ms. Day is president and chief executive officer of Day & Partners, LLC. a specialized advisory firm focused on the maritime and offshore industries. Ms. Day accepted the position as a senior advisor to Goldin Associates LLC, which is a specialized restructuring firm in 2016. She also heads an operational solutions platform called Goldin Maritime. Ms. Day is also an independent board member of International Seaways Inc. (NYSE-listed under “INSW”). INSW is one of the world’s largest owner/operators of crude oil and petroleum product tankers, with a fleet of 55 vessels. She serves on the audit and compensation committees of the board of directors of INSW. Ms. Day has an extensive background as an owner/operator of public companies, a senior lending officer, and as an advisor on mergers and acquisitions and restructuring transactions. Prior to founding Day & Partners, LLC in 2011, Ms. Day served as interim chief executive officer of DHT Maritime, Inc., a NYSE-listed owner/operator of 12 crude oil tankers. Previously, Ms. Day was managing director at the Seabury Group, a transportation advisory firm. She was the division head of JP Morgan’s shipping group in New York and served as the senior lending officer for the bank’s shipping clients in Asia, Europe, and the Americas. She served as a director of TBS International Ltd. from 2001 to 2012, of Ocean Rig ASA, in Oslo, Norway, an operator of ultra-deep-water oil rigs, from 2008 to 2009, and of DHT Maritime, Inc. from 2005 to 2013. In 2014, Ms. Day was appointed as an independent director alongside appointees from Angelo, Gordon & Co. and Oaktree Capital Management to the board of Excel Maritime Carriers Ltd. Ms. Day holds a B.A. degree from the School of International Relations at the University of Southern California and is a graduate of the Senior Executive Program in International and National Security at the Harvard Kennedy School. She is also a director of the American-Georgian Business Council. The Board of Directors selected Ms. Day as a director because it believes that Ms. Day brings valuable management, financial and corporate governance experience to the Board of Directors. Ms. Day has spent over 35 years in the shipping sector, including the capacities of acting chief executive officer, independent director and audit committee chair for other publicly-traded companies in the shipping sector. Ms. Day’s expertise on financial issues and trends facing the maritime industry enables her to provide insight, guidance and strategic direction to the Board of Directors.

Justin A. Knowles, age 48, has served as a director of the Company since the Company’s emergence from bankruptcy in October 2014 and is the Chairman of our Audit Committee (the “Audit Committee”). Mr. Knowles graduated from the University of Edinburgh in 1990 with a M.A. Hons degree in Accounting and Economics before joining Ernst & Young where he trained and qualified as a Chartered Accountant. In 1994 he left Ernst & Young to join the Bank of Scotland, initially working in various head office roles, before joining the Bank of Scotland’s Shipping Finance team in 1999. Mr. Knowles spent 13 years working in senior roles within the shipping team, in both loan origination and debt restructure/work-out units, working with a wide variety of public and private shipping companies. In 2012, Mr. Knowles left banking to establish Dean Marine Advisers Ltd, a United Kingdom-based shipping finance consultancy that works with banks, financial institutions and ship owners providing strategic advice on shipping projects and investments. The Board of Directors selected Mr. Knowles to serve as a director because it believes he has valuable business and management experience and important perspectives on issues facing our Company. Mr. Knowles’s experience enables him to provide insight, guidance and strategic direction to the Board of Directors. Mr. Knowles has a strong financial background, including an understanding of financial statements, corporate finance, accounting and capital markets.

Casey Shanley, age 39, has served as a director of the Company since April 2016. Mr. Shanley is a partner and portfolio manager at GoldenTree Asset Management LP (“GoldenTree”), a New York City-based asset management firm. Mr. Shanley is responsible for GoldenTree’s shipping investments, and has extensive experience investing in public companies. Mr. Shanley’s work at GoldenTree includes numerous distressed and turnaround shipping investments and the recapitalization of Euronav in 2013. Before joining GoldenTree, Mr. Shanley served as an investment analyst at Claren Road Asset Management and a managing director at Panning Capital Management. He also worked as an investment banker at JP Morgan and Merrill Lynch, primarily providing advice to private equity clients on the structuring of various types of financings, including leverage loans, high yield bonds and public equity issuances. The Board of Directors selected Mr. Shanley to serve as a director because of his wide range of knowledge of financial matters, the shipping industry and the capital markets. Mr. Shanley holds a B.S./B.A. degree from Georgetown University and an MBA degree from Duke University’s Fuqua School of Business.

Bart Veldhuizen, age 50, has served as a director of the Company since the Company’s restructuring in October 2014. Mr. Veldhuizen has been working in the shipping industry since 1994 on both the banking and non-banking sides. He started his career with Van Ommeren Shipping, a Dutch public shipping and storage company, after which he joined DVB Bank SE as a shipping banker working in both Rotterdam and Piraeus. In 2000, he joined Smit International, a publicly listed maritime service provider active in salvage, marine contracting and harbor towage. After working for Smit International in both Greece and Singapore, Mr. Veldhuizen returned to the Netherlands in August 2003 to work with NIBC Bank, a Dutch-based merchant bank. From August 2007 until October 2011, he was the managing director and head of shipping of Lloyds Banking Group plc. In this capacity, Mr. Veldhuizen managed the combined Lloyds Bank and Bank of Scotland’s shipping loan and lease portfolio. From 2011 to 2015, through his private company Swaen Marine, he advised various hedge funds and private equity firms on a variety of shipping investments in both the credit and hard asset spaces. Currently, Mr. Veldhuizen is on the board of managing directors of DVB Bank SE where he is responsible for the bank’s shipping and offshore franchises. Mr. Veldhuizen holds a degree in Business Economics from the Erasmus University in Rotterdam, the Netherlands. Mr. Veldhuizen is a former director of Seadrill Partners LLC (NYSE-listed “SDLP”) and Golar LNG Partners LP (NASDAQ-listed under “GMLP”) as well as a board member of A.R. Investments PTE Ltd, a joint venture between Apollo Global Management and the Rickmers Group until April 2015. The Board of Directors selected Mr. Veldhuizen to serve as a director because it believes that Mr. Veldhuizen brings valuable banking and financial expertise. Mr. Veldhuizen brings over 20 years of experience in international banking specialized in shipping to the Board of Directors.

Gary Weston, age 60, has served as a director of the Company since the Company’s restructuring in October 2014 and is the Chairman of the Company’s Compensation Committee (the “Compensation Committee”). From 2004 until 2011, Mr. Weston was the chief executive officer of Transport Maritime S.A.M (“CTM”) and from 2011 until his retirement in December 2015, executive chairman of CTM and at the same time, director and chief executive officer of various affiliated companies controlled by the Ceres Group of Companies, including CBC Holdings Ltd, DryLog Ltd, Carras Ltd, Freight Trading Ltd. and Tara Ltd. From 1998 to 2004, Mr. Weston was the executive chairman of H. Clarkson & Co. Ltd. and chief executive officer of Clarksons PLC, the world’s largest shipbroker and the leading provider of integrated shipping services. He started his career at H. Clarkson & Co. Ltd. in 1979 as a trainee shipbroker. In addition to his role at CTM, from 2006 to 2011, Mr. Weston was chairman to the Investors Committee for Global Maritime Investments, a privately-owned freight trading group. Since 2006, he has served as a director of the United Kingdom Freight Demurrage and Defence Association Limited, a leading provider of legal defense services in the shipping industry. From 1992 to 2004, he was a director with the International Transport Intermediaries Club, a professional indemnity insurer of service providers in the transport and offshore industries. Since 2016, he has served as a director of Crystal Maritime Services (Malta) Limited and Crystal Maritime Trading (Malta) Limited, privately-owned shipping companies. Mr. Weston is a member of the Chartered Institute of Logistics and Transport. He received a B.Sc. in Maritime Studies from the University of Wales, in Cardiff. The Board of Directors selected Mr. Weston to serve as a director because it believes that Mr. Weston brings valuable management and financial experience to the Board of Directors, including extensive experience with commercial and technical ship managers. Mr. Weston has a strong operations background and has experience with vessels acquisition opportunities.

Gary Vogel, age 51, has served as Chief Executive Officer and director of the Company since September 2015. Prior to joining our Company, Mr. Vogel was chief executive officer of Clipper Group Ltd., one of the world’s leading privately-held ship owning and operating groups. He was also a partner and served as a director of Clipper Group, Ltd. Mr. Vogel previously held the positions of co-chief executive officer of Clipper Group Ltd. and chief executive officer of Clipper Bulk, a division of Clipper Group Ltd., which he joined in 2000. Before Clipper Group Ltd., Mr. Vogel was president of Van Ommeren Bulk Shipping (USA), Inc. Mr. Vogel graduated from the U.S. Merchant Marine Academy in 1988 with a Bachelor of Science degree in Marine Transportation as well as a U.S. Coast Guard Unlimited Tonnage 3rd Officers License. Subsequently, he served as an officer in the U.S. Naval Reserve. Mr. Vogel currently serves as a director of Ship Finance International Ltd. (NYSE-listed under “SFL”) and on the Lloyd’s Register North America Advisory Committee. He is also a former board member of the American Institute for International Steel. The Board of Directors selected Mr. Vogel to serve as a director because it believes that Mr. Vogel brings valuable business, leadership and executive management experience and insights into many aspects of the operations within the shipping industry to the Board of Directors.

Frank De Costanzo, age 54, has served as Chief Financial Officer of the Company since September 2016. Mr. De Costanzo brings more than 30 years of banking, finance, public company and related leadership experience, with a focus on commodity and related markets. Immediately prior to joining the Company, Mr. De Costanzo served as senior vice president and chief financial officer of the Catalyst Paper Corporation, one of North America’s largest pulp and paper companies, since June 2015. Mr. De Costanzo also previously served as vice president and global treasurer at Kinross Gold Corporation, one of the world’s largest precious metals mining companies, from September 2010 to June 2015. Earlier in his career, he served in positions of increasing responsibility at Pitney Bowes Inc., including assistant treasurer, director of internal audit and finance director, international, for Pitney Bowes Software. He also worked at The Dai-Ichi Kangyo Bank (now part of the Mizuho Financial Group) and the Union Bank of Switzerland. Mr. De Costanzo earned a B.S. in Finance from Providence College and an Executive MBA from the University of Connecticut.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder, requires our executive officers, directors and persons who own more than 10% of any class of our securities registered under Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to us during the fiscal year ended December 31, 2016, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) complied with all applicable reporting requirements.

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

Board of Directors, Audit, Compensation and Nominating and Governance Committees

Director Independence

The Board of Directors affirmatively determined that the following directors, including each director serving on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, satisfy the independence requirements of Rule 5605(a)(2) of NASDAQ’s listing standards: Randee E. Day, Justin A. Knowles, Paul M. Leand Jr., Casey Shanley, Bart Veldhuizen and Gary Weston. The Board of Directors also determined that all members of the Audit Committee, Compensation Committee and Nominating and Governance Committee are independent under applicable NASDAQ and SEC rules for committee members.

There is no family relationship between any of the directors or executive officers of the Company.

Meetings of the Board of Directors

The Board of Directors held 16 meetings in 2016. Each director attended at least 75% of the aggregate meetings of the Board of Directors, and meetings held by all committees on which such director served, during the period for which such director served. The Board of Directors met in executive session 16 times during 2016.

Directors are invited and expected to attend the Company’s Annual Meeting of Shareholders.

Director Terms

The directors serve for a one-year term until the next Annual Meeting of Shareholders or until their office shall otherwise be vacated pursuant to our Second Amended and Restated By-laws (the “By-Laws”).

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee, the respective members and functions of which are described below. Current charters describing the nature and scope of the responsibilities of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are posted on our website at www.eagleships.com under the headings “Investor Relations—Corporate Governance” and are available in print upon request to Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

Audit Committee

The Company’s Audit Committee is currently comprised of Justin A. Knowles (Chairman), Randee E. Day and Gary Weston, each of whom qualifies as independent under the applicable NASDAQ listing requirements and SEC rules. The Board of Directors has determined that Justin A. Knowles is an audit committee “financial expert” as such term is defined in applicable SEC rules, and that he has the requisite financial management expertise within the meaning of NASDAQ rules and regulations. As directed by its written charter, which was adopted on October 29, 2014, the Audit Committee is responsible for, among other duties, appointing and overseeing the work of, and relationship with, the independent auditors, including reviewing their formal written statement describing the Company’s internal quality-control procedures and any material issues raised by the internal quality-control review or peer review of the Company or any inquiry or investigation by governmental or professional authorities and their formal written statement regarding auditor independence; reading and discussing with management and the independent auditors the annual audited financial statements and quarterly financial statements, and preparing annually a report to be included in the Company’s proxy statement; providing oversight of the Company’s accounting and financial reporting principles, policies, controls, procedures and practices; and discussing with management polices with respect to risk assessment and risk management. In addition, the Board of Directors has tasked the Audit Committee with reviewing transactions with related parties. The Audit Committee held five meetings during 2016.

Compensation Committee

The Company’s Compensation Committee is currently comprised of Gary Weston (Chairman), Paul M. Leand Jr., Casey Shanley, and Bart Veldhuizen each of whom qualifies as independent under the applicable NASDAQ listing requirements and SEC rules. As directed by its written charter, which was approved on June 3, 2005, amended in November 2006, and further amended on October 29, 2014, the Compensation Committee, among other duties, makes recommendations to the Board of Directors as to the Company’s general compensation philosophy; reviews and approves those corporate goals and objectives established by the Board of Directors that are relevant to the compensation of the Company’s Chief Executive Officer and evaluates the performance of the Company’s Chief Executive Officer and other executive officers and determines executive officer compensation, including benefits and perquisites; and reviews and approves employment, severance or change in control agreements. In addition, the Compensation Committee evaluates and recommends, for approval by the Board of Directors, the appropriate level of compensation and fees for Board Committee service by non-employee directors. The Compensation Committee held four meetings during 2016.

Nominating and Governance Committee

The Company’s Nominating and Governance Committee is currently comprised of Randee E. Day (Chairwoman), Paul M. Leand Jr., and Bart Veldhuizen, each of whom qualifies as independent under the applicable NASDAQ listing requirements and SEC rules. As directed by its written charter, which was approved on October 29, 2014, the Nominating and Governance Committee, among other duties, assists the Board of Directors in identifying and evaluating qualified individuals to become members of the Board of Directors, and proposing nominees for election to the Board of Directors and to fill vacancies; considers nominees duly recommended by shareholders for election to the Board of Directors; and evaluates annually the independence of each member of the Board of Directors under applicable NASDAQ listing requirements and SEC rules. The Nominating and Governance Committee held two meetings in 2016.

Nomination of Directors

Nominees for our Board of Directors are selected by the Board of Directors based upon the recommendation of the Nominating and Governance Committee in accordance with the policies and principles set forth in the Nominating and Governance Committee’s charter and our corporate governance guidelines. The Nominating and Governance Committee seeks members from diverse professional and personal backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity. This assessment will include an individual’s independence, as well as consideration of diversity (although we have not adopted a formal diversity policy with regard to the selection of directors), age, skills, necessary experience, soundness of judgment, ability to contribute to a diversity of viewpoints among board members, commitment, time and diligence to effectively discharge board responsibilities, qualifications, intelligence, education and experience to make a meaningful contribution to board deliberations. Directors should be persons of good character and thus should generally have the personal characteristics of integrity, accountability, judgment, responsibility, high performance standards, commitment, enthusiasm, and courage to express his or her views. The Nominating and Governance Committee examines a candidate’s specific experiences and skills, time availability in light of other commitments, potential conflicts of interest and independence from management and the Company.

The Nominating and Governance Committee identifies potential candidates by asking current directors and executive officers to notify the Nominating and Governance Committee if it becomes aware of persons meeting the criteria described above, who might have an interest in serving as a director.

Shareholders may recommend qualified persons for consideration by the Nominating and Governance Committee. The Nominating and Governance Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a shareholder. Shareholders making a recommendation must follow the requirements made pursuant to our By-laws and submit the same information as that required to be included by the Company in its proxy statement with respect to nominees of the Board of Directors. The shareholder recommendation should be submitted in writing, addressed to: Frank De Costanzo, Secretary of Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

Pursuant to GoldenTree’s Nominating Agreement (as defined below) with the Company, Mr. Shanley is the director nominee of GoldenTree.

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

Our Board of Directors has determined that the Company should maintain separate roles for our Chairman of the Board of Directors and Chief Executive Officer. We believe this leadership structure is currently in the best interests of the Company and our shareholders, is appropriate given the particular expertise and strengths of our Chairman and Chief Executive Officer, and allows the individuals to focus on their primary roles. We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. Our Chief Executive Officer has the general responsibility for implementing the policies of the Company and for the management of the day-to-day business and affairs of the Company. Our Chairman has been closely involved with the Company since its emergence from bankruptcy. Given his unique knowledge, experience and relationship with the Board of Directors, we believe his continued service as Chairman provides significant value to the Company and its shareholders, and that it is beneficial for our Chairman to lead our Board of Directors members as they provide leadership to our management team. In addition, our Chairman contributes significantly to developing and implementing our strategy; facilitating communication among the directors; developing Board of Directors meeting agendas in consultation with management; and presiding at Board and shareholder meetings. We believe that having a separate Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board of Directors to monitor whether management’s actions are in the best interests of the Company and our shareholders. As a result, we believe that having a separate Chairman can enhance the effectiveness of the Board of Directors as a whole.

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

An overall review of risk is inherent in the Board of Directors’ evaluation of the Company’s long-term strategies and other matters presented to the Board of Directors. The Board of Directors’ role in risk oversight of the Company is consistent with the Company’s leadership structure; the Chief Executive Officer and other members of senior management are responsible for assessing and managing the Company’s risk exposure, and the Board of Directors and its committees provide oversight in connection with those efforts.

Executive Sessions

Consistent with our corporate governance guidelines, the non-employee directors of the Board of Directors regularly hold executive sessions. The Audit Committee, in accordance with its charter, meets separately with our executives at regular intervals or as otherwise deemed appropriate throughout the year to review our financial affairs, and meets separately in sessions with the independent auditors at such times as the Audit Committee deems appropriate to fulfill its responsibilities under its charter. The independent directors met in executive sessions 16 times during 2016.

Item 11. Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Introduction

This Compensation Discussion and Analysis (“CD&A”) is a discussion of how we use different elements of compensation to achieve the objectives of our executive compensation program. This information should be read in conjunction with the data and associated narrative provided in the Summary Compensation Table and other tables following this CD&A. For 2016, the following individuals were our named executive officers (“NEOs”):

●	Gary Vogel, Director and Chief Executive Officer.

●	Frank De Costanzo, Chief Financial Officer and Secretary, effective as of September 30, 2016.

●	Adir Katzav, Chief Financial Officer and Secretary of Eagle Bulk Shipping from July 2012 until his resignation, which was effective as of September 30, 2016.

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

The Company’s Compensation Committee believes that the Company’s compensation programs should:

●	align the interests of our executives with those of our shareholders;

●	encourage and reward achievement of the Company’s annual and longer-term performance objectives;

●	promote the long-term success of the Company through an appropriate balance of current and long-term compensation opportunities;

●	differentiate pay based on individual and company performance;

●	reflect the market and provide competitive compensation opportunities based on performance;

●	make wise use of our equity resources to ensure compatibility between senior management and shareholder interests; and

●	balance incentives for constructive risk management.

How Our Compensation Decisions Are Made

The Company’s executive compensation is determined by the Compensation Committee. Although not required under the Compensation Committee’s charter (the “Compensation Committee Charter”), the Company’s executive compensation for 2016 has been ratified by the unanimous consent of the full Board of Directors.

Role of the Board of Directors and Compensation Committee

Our Board of Directors is responsible for establishing and administering our executive compensation and equity incentive programs. This duty of the Board of Directors has been delegated to the Compensation Committee in accordance with the Compensation Committee Charter. The Compensation Committee reviews executive performance to establish compensation and approves appropriate modifications to our NEOs’ compensation. The Compensation Committee also evaluates and recommends for approval by the Board of Directors, the annual compensation of the non-employee directors and oversees the equity compensation plans.

Role of the Compensation Consultant

In accordance with the Compensation Committee Charter, the Compensation Committee has the authority to engage, retain and terminate a compensation consultant. The Compensation Committee also has the sole authority to approve the fees of such consultant. The Compensation Committee did not retain the services of a compensation consultant for compensation granted in 2016. However, the Compensation Committee has engaged Steven Hall & Partners (“Steven Hall”) as its independent compensation consultant for 2017 as well as the cash bonuses paid to our NEOs in early 2017 but earned in 2016 (the “2016 Cash Bonuses”). Steven Hall reported directly to the Compensation Committee, which has authority under the Compensation Committee Charter to retain compensation consultants, although its representatives may also meet with management from time to time. The Compensation Committee did not direct Steven Hall to perform its services in any particular manner or under any particular method.

Services performed by Steven Hall for the Compensation Committee in relation to the 2016 Cash Bonuses included:

●	analysis and recommendations of peer group companies for compensation benchmarking purposes;

●	preparation of competitive benchmarking reviews regarding executive compensation;

●	evaluation of proposed compensation programs and changes to existing programs; and

●	analysis of current trends in executive compensation, and updates regarding applicable legislative and governance activity.

The Compensation Committee determined that the services provided by Steven Hall to the Compensation Committee in relation to the 2016 Cash Bonuses did not give rise to any conflicts of interest. The Compensation Committee made this determination by assessing the independence of Steven Hall under the applicable rules adopted by the SEC and incorporated into the NASDAQ Corporate Governance Requirements. In making this assessment, the Compensation Committee also considered Steven Hall’s written correspondence to the Compensation Committee that affirmed the independence of Steven Hall and the consultants and employees who provide services to the Compensation Committee on executive compensation matters.

Role of Management

The Compensation Committee has sole authority to establish annual compensation for the NEOs, and none of the NEOs determines his own pay. At the request of the Compensation Committee, our Chief Executive Officer provides recommendations regarding compensation of our other NEOs during the annual compensation approval process and information regarding compensation trends within the seaborne transportation industry.

Competitive Marketplace Assessment

Most of our direct business competitors are foreign companies that are not required to disclose compensation information for their executive officers on an individual basis and detailed compensation data is, therefore, limited or unavailable. Additionally, the management structures of comparable organizations are often non-traditional, further complicating direct comparison of positions and responsibilities. To provide context and to ensure that Eagle Bulk arrangements are reasonable, the Compensation Committee does reference compensation arrangements for executives at other similarly sized companies in the shipping industry for whom compensation data is publicly available.

Elements of the Company’s Executive Compensation Program

Our compensation program is comprised of two main elements:

●	fixed compensation in the form of base salary; and

●	variable incentive compensation, which is delivered in cash and equity.

Fixed Compensation

Base Salary

Base salary provides a competitive rate of fixed pay and reflects different levels of responsibility within the Company, the skills and experience required for the job, individual performance and labor market conditions.

Variable Incentive Compensation

Annual Incentive Compensation

Pursuant to their respective employment agreements, NEOs are eligible to receive annual cash incentives, calculated as a target amount equal to a percentage of the respective NEO’s annual base salary, based upon performance goals set by the Compensation Committee following reasonable consultation with the respective NEO. The Compensation Committee considers performance across a wide range of quantitative, qualitative, operational and strategic measures and determines annual incentive compensation on a discretionary basis following a comprehensive assessment of the macro-economic environment, the Company’s performance, and each executive’s contribution to that performance. The Compensation Committee believes that this approach provides for greater flexibility to reward executives for quick thinking and decisive actions taken to better position the Company in scenarios, which may be difficult to predict or anticipate given the extreme volatility of the dry bulk shipping market.

Role of Our Shareholders

At our 2011 Annual Meeting of Shareholders, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and SEC regulations, our shareholders voted to conduct a non-binding, advisory vote on the compensation of our NEOs (“say-on-pay”) every three years. At our 2015 Annual Meeting of Shareholders, our shareholders approved the say-on-pay vote relating to our fiscal year 2014 executive compensation policies and procedures for NEOs. In light of the approval of the say-on-pay vote, the Compensation Committee did not make specific changes to our executive compensation program in response to the vote. The Compensation Committee intends to consider the outcome of the Company’s say-on-pay vote when making future compensation decisions for the NEOs. The next required vote on the frequency of say-on-pay votes will be at our 2017 Annual Meeting of Shareholders and the next say-on-pay vote is currently anticipated to occur at our 2018 Annual Meeting of Shareholders.

Long-Term Incentive Compensation - Equity Awards

The Compensation Committee believes that the effective use of stock-based long-term incentive compensation has been integral to the Company’s success and is vital to its ability to achieve strong performance in the future and, therefore, delivers a portion of each executive’s incentive compensation in the form of equity. These awards are intended to align the interests of our executives with those of our shareholders, enhance the personal stake of executive officers in the growth and success of the Company, provide an incentive for the executive officers’ continued service at the Company, and provide an opportunity for executives to increase their stock ownership levels.

The Company maintains two long-term equity incentive plans: (i) the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan (the “2014 Plan”) and (ii) the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The material terms of the 2014 Plan and 2016 Plan are described below. The Company adopted the 2016 Plan on November 7, 2016. Following shareholder approval of the 2016 Plan on December 15, 2016, the 2016 Plan replaced the 2014 Plan and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired or otherwise terminated or canceled.

2014 Plan

In connection with the Company’s emergence from bankruptcy, the Company adopted the 2014 Plan, which provides for equity-based compensation, including in the form of restricted shares of the Company’s Common Stock and options to acquire shares of Common Stock. Under the 2014 Plan, the Company granted equity-based compensation to the participating senior management and other employees of the reorganized Company in the form of restricted stock of 2% of the Company’s Common Stock (on a fully diluted basis) as of such date, and two tiers of options to acquire 5.5% of the Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the grant date. The equity awards are subject to vesting, but the holders thereof are entitled to receive all dividends paid with respect to the underlying shares as if such shares had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the 2014 Plan determines otherwise). The awards granted under the 2014 Plan contain adjustment provisions to reflect certain transaction involving shares of the Company’s Common Stock, including as a result of any dividend, recapitalization, or stock split, so as to prevent any diminution or enlargement of the holder’s rights under the award.

2016 Plan

Administration. The 2016 Plan is administered by the Compensation Committee, which, among other things, has the authority to (i) designate participants; (ii) determine the type or types of awards to be granted, the number of shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated with respect to, awards and the terms and conditions of any awards; (iii) interpret the 2016 Plan or awards made thereunder; and (iv) make any other determination and take any other action that it deems necessary or desirable for the administration of the 2016 Plan.

Shares. A maximum of 5,348,613 shares of Common Stock may be issued under the 2016 Plan, subject to adjustment as provided in the plan. In general, awards for up to a maximum of 3,000,000 and 500,000 shares may be granted under the 2016 Plan to any one employee and any one non-employee director of the Company and its subsidiaries, respectively, during any one calendar year, subject to adjustment as provided in the 2016 Plan.

Eligibility. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan.

Awards. The 2016 Plan provides the Compensation Committee with the discretion to provide for the award of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalents, unrestricted stock, other equity-based or equity-related awards, and/or performance compensation awards.

Termination of Employment. In general, if a participant experiences a termination from the Company, the participant’s options will remain exercisable for 90 days, but in no event later than the option’s original expiration date. If the participant is terminated for cause, all options will immediately terminate. The treatment of SARs in connection with the participant’s termination from the Company is similar to that with respect to option exercisability following such termination. The Compensation Committee may waive or modify the provisions regarding exercisability of options or SARs, as applicable, following termination of employment, subject to the 2016 Plan’s provisions regarding required consent from the participant in cases of modifications materially adverse to the participant. In general, if a participant experiences a termination from the Company for any reason other than (i) death, (ii) disability or (iii) a termination of employment without cause, restricted stock and restricted stock units that have not yet vested as of the date of such termination will be forfeited. If a participant incurs a termination from the Company without cause or as the result of death or disability, restricted stock and restricted stock units that have not yet vested as of the date of such termination but that would have vested had the participant remained employed for an additional year, will immediately vest as of such date.

Change in Control. In the event of a “change in control” (as defined in the 2016 Plan), the Compensation Committee has the power to (i) provide that awards granted under the 2016 Plan will continue in effect, be assumed or substituted for an equivalent award; provided, that, a participant who incurs a termination of employment for any reason, other than a termination for cause, or a participant who resigns for good reason (as defined in the award agreement or in an applicable employment agreement between the Company and the participant), concurrent with or within one year following the change in control, may exercise any outstanding option or SAR, but only to the extent that the participant was entitled to exercise the award on the date of his or her termination of employment (after taking into account any accelerated vesting as determined by the Compensation Committee), until the earlier of (A) the original expiration date of the award and (B) the later of (x) the date provided for under the terms of the 2016 Plan and (y) the date provided for under the applicable award agreement; (ii) cancel awards granted under the 2016 Plan immediately prior to such event (whether or not then vested or exercisable) and pay to the holder of such award a cash payment in an amount equal to the excess, if any, of the fair market value (as of a date specified by the Compensation Committee) of the shares subject to such award (or the value of such award, as determined by the Compensation Committee, if not based on the fair market value of shares) over the aggregate exercise price of such award (or the grant price of such award, if any, if applicable); or (iii) notify the holder of an option or SAR that each option and SAR shall be fully vested and exercisable for a period of 30 days from the date of such notice, or such shorter period as the Compensation Committee may determine to be reasonable, and the option or SAR shall terminate upon the expiration of such period (which period shall expire no later than immediately prior to the consummation of the corporate transaction).

Amendment and Termination of the 2016 Plan. The Board may suspend, discontinue, revise or amend the 2016 Plan in any respect whatsoever, except, in general, no amendment may be made without shareholder approval if such amendment would: (i) expand the types of awards available under the 2016 Plan; (ii) increase the number of shares that may be issued under the 2016 Plan, except as permitted pursuant to adjustment provisions provided under the 2016 Plan; (iii) expand the eligibility requirements of persons eligible to receive awards under the 2016 Plan; (iv) extend the term of the 2016 Plan; or (v) otherwise be necessary to comply with any tax or regulatory requirement applicable to the 2016 Plan. No amendment or cancellation of the 2016 Plan or any outstanding award granted under the 2016 Plan may materially impair the rights or materially increase the obligations of any holder of an outstanding award without the consent of the affected holder. No awards may be granted under the 2016 Plan following the tenth anniversary of the date on which the 2016 Plan was adopted by the Board.

Forfeiture; Clawback. The Compensation Committee may specify in the applicable award agreement that any realized gain with respect to options or SARs and any realized value with respect to other awards shall be subject to forfeiture or clawback, in the event of: (i) a participant’s breach of any non-competition, non-solicitation, confidentiality or other restrictive covenants with respect to the Company or its subsidiaries, (ii) a participant’s breach of any employment or consulting agreement with the Company or its subsidiaries, (iii) a participant’s termination of employment for cause, or (iv) a financial restatement that reduces the amount of compensation under the 2016 Plan previously awarded to a participant that would have been earned had results been properly reported.

Outstanding Awards Granted to NEOs

The Company granted awards of options and shares of restricted stock to Mr. Vogel in 2016 and 2017 and awards of options and shares of restricted stock to Mr. De Costanzo in 2016. The awards granted to Mr. Vogel were under the 2016 Plan and the applicable award agreement. The awards granted to Mr. De Costanzo were not granted under, but are subject to the terms of, the 2014 Plan and the applicable award agreement and were granted pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. The awards granted to Mr. De Costanzo were granted as an inducement material to his accepting employment with the Company pursuant to Nasdaq Listing Rule 5635(c)(4).

2016 Awards. On November 7, 2016, in connection with his appointment as Chief Financial Officer, the Company granted to Mr. De Costanzo (i) 280,000 options, with a per share exercise price of $4.28 and (ii) 233,863 shares of restricted stock, with an aggregate value equal to approximately $1,000,000. The options have a five year term and will generally vest ratably on each of the first four anniversaries of September 30, 2016, and the shares of restricted stock will generally become fully vested on September 30, 2019, in each case subject to Mr. De Costanzo’s continued employment with the Company on each applicable vesting date, and in each case further subject to partial vesting in the event Mr. De Costanzo’s employment is terminated by the Company without cause or by him for good reason.

On December 15, 2016, the Company granted to Mr. Vogel (i) 1,266,476 options, with a per share exercise price of $4.28 and (ii) 760,056 shares of restricted stock. The options have a five year term and vest in four substantially equal installments on each of the following dates: (i) January 1, 2017, (ii) September 1, 2017, (iii) September 1, 2018, and (iv) September 1, 2019, subject to Mr. Vogel’s continued employment with the Company on each applicable vesting date. The Board granted the above stock and options awards as a replacement grant in lieu of the cancelled shares of restricted stock and options previously issued to Mr. Vogel on September 29, 2015, in connection with the commencement of his employment with the Company, which was determined to be not a meaningful incentive as a result of the Reverse Stock Split and certain other events that occurred subsequent to those grants. The shares of restricted stock vest in full on September 1, 2018, subject to Mr. Vogel’s continued employment with the Company on the vesting date and subject to adjustment in the event Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason prior to the vesting date.

2017 Awards. On March 1, 2017, the Company granted 237,500 shares of restricted stock to Mr. Vogel, which vest in three substantially equal installments on each of the following dates: (i) March 1, 2018, (ii) March 1, 2019 and (iii) March 1, 2020, subject to Mr. Vogel’s continued employment with the Company or its affiliate on the applicable vesting date. In the event that Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason, his shares of restricted stock will vest as if he remained employed with the Company for an additional year beyond the date of such termination. In addition, on March 1, 2017, the Company granted 237,500 options to Mr. Vogel at an exercise price per share of $5.56. The options have a five year term and vest in four substantially equal installments on each of the following dates: (i) March 1, 2018, (ii) March 1, 2019, (iii) March 1, 2020 and (iv) March 1, 2021, subject to Mr. Vogel’s continued employment with the Company or its affiliate on the applicable vesting date. In the event that Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason, his options will vest as if he remained employed with the Company for an additional year beyond the date of such termination.

Special Awards

From time to time, the Company also makes special cash incentive awards, as deemed appropriate by the Compensation Committee. The purpose of these payments is to recognize significant individual contributions that would not, in the view of the Compensation Committee, be fully accounted for under our annual compensation determinations. The amount of any special cash incentive award is determined and approved by the Compensation Committee. No NEO received a special award in 2016.

Other Elements

Perquisites

As a general matter, the Company does not provide perquisites for its executive officers.

401(k) Savings Plan

We provide all qualifying full-time employees with the opportunity to participate in our tax-qualified 401(k) savings plan. Our NEOs participate in this plan on the same basis as our other full-time employees.

Employment Agreements

We have entered into an employment agreement with our Chief Executive Officer and our Chief Financial Officer. The terms of the agreements are described in greater detail under the section entitled “Agreement with our Chief Executive Officer” and “Agreement with our Chief Financial Officer.”

Severance Benefits

Under the terms of each respective employment agreement, our Chief Executive Officer and our Chief Financial Officer, respectively, is entitled to certain payments and benefits if we terminate his employment without cause or he terminates employment for good reason, as these terms are defined in his contract. These benefits and payments are described in greater detail in the section below entitled “Potential Payments Upon Termination or Change-in-Control.”

Risk Assessment

The Compensation Committee believes that the Company’s compensation objectives and policies do not create risks that are reasonably likely to have a material adverse effect on the Company. Determinations regarding incentive compensation are based on a discretionary assessment of a variety of factors related to the performance of the Company and the contributions of each executive officer to that performance. Incentive compensation awards are not tied to formulas based on short-term performance, and no one factor disproportionately affects incentive amounts, which diversifies the risk associated with any single indicator of performance. A significant portion of each executive’s total compensation is delivered in the form of equity that vests over multiple years, thereby aligning the interests of our executive officers with those of our shareholders. Compensation is determined by our Compensation Committee, which is comprised solely of independent members of our Board of Directors under NASDAQ listing standards.

Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, denies a federal income tax deduction for certain compensation in excess of $1 million per year paid to the chief executive officer and the three other most highly-paid executive officers (other than the chief executive officer and chief financial officer) of a publicly traded corporation. Certain types of compensation, including compensation based on performance criteria that are approved in advance by shareholders, are excluded from the deduction limit. The Compensation Committee has taken, and intends to continue to take, actions, as appropriate, to attempt to minimize, if not eliminate, the Company’s non-deductible compensation expense within the context of maintaining the flexibility that the Compensation Committee believes to be an important element of the Company’s executive compensation program.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Disclosure and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this annual report.

Respectfully submitted,

The Compensation Committee

Bart Veldhuizen

Paul M. Leand, Jr.

Casey Shanley

Gary Weston (Chairman)

2016 SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation of our executive officers, or NEOs for the fiscal years ending on December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation (including special incentive award) ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gary Vogel (Chief Executive Officer) (4)	2016	675,000	843,750	4,402,268	3,931,440	-	-	48,807	9,901,265	(5)
	2015	225,000	191,250	1,907,750	823,988	-	-	-	3,147,988
Frank De Costanzo (Chief Financial Officer and Secretary) (6)	2016	107,875	100,000	991,579	535,622	-	-	13,363	1,748,439
Adir Katzav (former Chief Financial Officer and Secretary) (7) 2015	2016	262,500	-	-	-	-	-	525,227	787,727
	2015	350,000	-	-	-	-	-	10,400	360,400
	2014	350,000	-	1,515,800	1,072,784	-	-	10,200	2,948,784

(1)

The amounts shown in this column represent the aggregate fair value of the awards as of the grant date, computed in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Compensation-Stock Compensation.” Estimates of forfeitures for service-based vesting are disregarded. See notes to our audited financial statements included in our Original Filing for the assumptions used. On December 15, 2016, the Company granted to Mr. Vogel 760,056 shares of restricted stock under the 2016 Plan and the applicable award agreement. On November 7, 2016, the Company granted to Mr. De Costanzo 233,863 shares of restricted stock, which were not granted under, but are subject to the terms of, the 2014 Plan and the applicable award agreement and were granted pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The awards granted to Mr. De Costanzo were granted as an inducement material to his accepting employment with the Company pursuant to Nasdaq Listing Rule 5635(c)(4).

(2)

The amounts shown in this column represent the aggregate fair value of the awards as of the grant date, computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” Estimates of forfeitures for service-based vesting are disregarded. See notes to our audited financial statements included in our Original Filing for the assumptions used. On December 15, 2016, the Company granted to Mr. Vogel 1,266,476 options, with a per share exercise price of $4.28 under the 2016 Plan and the applicable award agreement. On November 7, 2016, the Company granted to Mr. De Costanzo 280,000 options, with a per share exercise price of $4.28, which were not granted under, but are subject to the terms of, the 2014 Plan and the applicable award agreement and were granted pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The awards granted to Mr. De Costanzo were granted as an inducement material to his accepting employment with the Company pursuant to Nasdaq Listing Rule 5635(c)(4).

(3)

On September 7, 2016, in connection with the termination of that certain Preferred Stock Purchase Agreement, dated May 26, 2016, by and among the Company and the investors named therein, the Company paid to Gary Vogel, one of the investors, a cash payment equal to $534.60. Amounts shown in this column also include Company matching contributions to the 401(k) Plan of $10,600, $10,400 and $10,200 for 2016, 2015 and 2014, respectively, for Mr. Katzav. The Company did not make a matching contribution to the 401(k) Plan on behalf of Mr. Vogel in 2015, but contributed $10,600 to the plan in 2016 on his behalf. The Company contributed $4,315 to the 401(k) Plan on behalf of Mr. De Costanzo in 2016. Amounts shown in this column also include health insurance premium paid of $37,673, $9,048 and $35,127, respectively, for Mr. Vogel, Mr. De Costanzo and Mr. Katzav in 2016. The amounts shown in this column include $479,500 of termination settlement and benefits paid to Mr. Katzav in connection with his resignation on September 30, 2016.

(4)

The Company entered into an employment agreement with Mr. Vogel on July 6, 2015. The salary earned for 2015, on pro-rata basis for the period from September 1, 2015 to December 31, 2015, represents an annual base salary of $675,000.

(5)

The total compensation figure includes the value of stock and options awards of $4,402,268 and $3,931,440 reported in columns (e) and (f) for 2016, respectively, granted by the Board as a replacement grant in lieu of the cancelled shares of restricted stock and options previously issued to Mr. Vogel on September 29, 2015, in connection with the commencement of his employment with the Company, which was determined by the Board not to be a meaningful incentive as a result of the Reverse Stock Split and certain other events that occurred subsequent to those grants. Pursuant to relevant accounting rules, the values set forth in the previous sentence were based upon the Company’s closing stock price on December 15, 2016, although the grants were previously approved by the Board of Directors and were based on the average closing price per share of $4.28; for the 10 day period of October 24, 2016 to November 4, 2016. Please refer to Note 15 “Stock Incentive Plans” in the consolidated financial statements to our audited financial statements included in our Original Filing for additional disclosures regarding the valuation methods.

(6)

The Company entered into an employment agreement with Mr. De Costanzo on September 3, 2016. The salary earned for 2016, on pro-rata basis for the period from September 30, 2016 to December 31, 2016, represents an annual base salary of $425,000.

(7)

Effective as of September 30, 2016, Mr. Katzav resigned from the Company and the salary earned for 2016, on a pro-rata basis for the period from January 1, 2016 and September 30, 2016, represents an annual base salary of $350,000. In connection with the resignation, the Company entered into a Separation Agreement and General Release that provided, among other things, (i) a lump sum payment consisting of all unpaid salary and accrued unused vacation pay, (ii) severance pay in the total amount of $400,000, payable over a 12-month period, (iii) to the extent Mr. Katzav timely elects Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage, payment for the cost of his applicable premium for such coverage for a 12-month period, and to the extent permitted under the Company’s policy, continued payment for Mr. Katzav’s ArmadaCare coverage and for the cost of his applicable premium for such coverage for a 12-month period, and (iv) in consideration for the cancellation of any and all equity rights or awards that Mr. Katzav held as of his resignation date, a lump sum payment equal to $33,000 (which represents the value, at a price of $8 per share, of Mr. Katzav’s 4,125 unvested shares of restricted stock).

2016 Grants of Plan-Based Awards

The following table summarizes grants of plan-based awards made to NEOs during the fiscal year ended December 31, 2016:

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or of Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price Per Share of Option Awards ($/Share)	Grant Date Fair Value of Stock Awards ($) (3)
Gary Vogel (Chief Executive Officer)	12/15/2016	760,056	-	-	4,402,268
		-	1,266,476	4.28	3,931,440
Frank De Costanzo (Chief Financial Officer and Secretary)	11/7/2016	233,863	-	-	991,579
		-	280,000	4.28	535,622
Adir Katzav (former Chief Financial Officer and Secretary) (4)	--	-	-	-	-

(1)

On December 15, 2016, the Company granted 760,056 shares of restricted stock to Mr. Vogel, which vest in full on September 1, 2018, subject to Mr. Vogel’s continued employment with the Company on the vesting date, and subject to adjustment in the event Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason prior to the vesting date. In addition, on November 7, 2016, the Company granted to Mr. De Costanzo 233,863 shares of restricted stock, which generally vest in full on September 30, 2019, subject to Mr. De Costanzo’s continued employment with the Company on each applicable vesting date and partial vesting in the event Mr. De Costanzo’s employment is terminated by the Company without cause or by him for good reason.

(2)

On December 15, 2016, the Company granted 1,266,476 options to Mr. Vogel at an exercise price of $4.28 per share, which have a five year term and vest in four substantially equal installments on each of the following dates: (i) January 1, 2017, (ii) September 1, 2017, (iii) September 1, 2018, and (iv) September 1, 2019, subject to Mr. Vogel’s continued employment with the Company on each applicable vesting date. In addition, on November 7, 2016, the Company granted to Mr. De Costanzo 280,000 options at a per share exercise price of $4.28, which have a five year term and will generally vest ratably on each of the first four anniversaries of September 30, 2016, subject to Mr. De Costanzo’s continued employment with the Company on each applicable vesting date and subject to partial vesting in the event Mr. De Costanzo’s employment is terminated by the Company without cause or by him for good reason.

(3)

The amounts shown in this column represent the aggregate fair value of the awards as of the grant date, computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” Estimates of forfeitures for service-based vesting are disregarded. See notes to our audited financial statements included in our Original Filing for the assumptions used.

(4)	Effective as of September 30, 2016, Mr. Katzav resigned from the Company. The Company did not grant any plan-based awards to Mr. Katzav during 2016.

Outstanding Equity Awards at Fiscal Year End 2016

The following table summarizes the equity awards held by the NEOs as of December 31, 2016:

		Option Awards				Stock Awards
Name and Principal Position	Issuance Date	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not
		Exercisable	Un- exercisable			Vested (#) (1)	Vested ($) (2)
Gary Vogel (Chief Executive Officer) (3)	12/15/2016	-	1,266,476	4.28	12/15/2021	760,056	4,446,328
Frank De Costanzo (Chief Financial Officer and Secretary) (4)	11/7/2016	-	280,000	4.28	11/7/2021	233,863	1,368,099
Adir Katzav (former Chief Financial Officer and Secretary) (5)	-	-	-	-	-	-	-

(1)

The forfeiture conditions and the accelerated vesting conditions applicable to these awards are described under the sections entitled “Potential Payments Upon Termination or Change-In-Control” and “Employment Agreements with the Executive Officers.”

(2)

The market value of the unvested shares was calculated by multiplying the number of shares outstanding as of December 30, 2016 by the closing price of the Common Stock as of December 30, 2016, which was $5.85 per share (the “Closing Price”).

(3)

On December 15, 2016, the Company granted 760,056 shares of restricted stock to Mr. Vogel, which vest in full on September 1, 2018, subject to Mr. Vogel’s continued employment with the Company on the vesting date, and subject to adjustment in the event Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason prior to the vesting date. In addition, on December 15, 2016, the Company granted 1,266,476 options to Mr. Vogel at an exercise price of $4.28 per share, which have a five year term and vest in four substantially equal installments on each of the following dates: (i) January 1, 2017, (ii) September 1, 2017, (iii) September 1, 2018, and (iv) September 1, 2019, subject to Mr. Vogel’s continued employment with the Company on each applicable vesting date. On November 7, 2016, the Board determined that the shares of restricted stock and options previously issued to Mr. Vogel on September 29, 2015, in connection with the commencement of his employment with the Company no longer served as a meaningful incentive as a result of the Reverse Stock Split and certain other events that occurred subsequent to those grants, and as a result, cancelled such previously issued grants.

(4)

On November 7, 2016, the Company granted to Mr. De Costanzo 233,863 shares of restricted stock, which generally vest in full on September 30, 2019, subject to Mr. De Costanzo’s continued employment with the Company on each applicable vesting date and partial vesting in the event Mr. De Costanzo’s employment is terminated by the Company without cause or by him for good reason. In addition, on November 7, 2016, the Company granted to Mr. De Costanzo 280,000 options at a per share exercise price of $4.28, which have a five year term and will generally vest ratably on each of the first four anniversaries of September 30, 2016, subject to Mr. De Costanzo’s continued employment with the Company on each applicable vesting date and subject to partial vesting in the event Mr. De Costanzo’s employment is terminated by the Company without cause or by him for good reason.

(5)	Effective as of September 30, 2016, Mr. Katzav resigned from the Company. As of December 31, 2016, Mr. Katzav did not hold any Eagle Bulk equity awards.

Option Exercises and Stock Vested for Fiscal 2016

None of our NEOs exercised any options or vested in any shares of the Company’s Common Stock in 2016.

Employment Agreements with the Executive Officers

The following is a narrative summary of the compensation and benefit arrangements included in the summary compensation table and the outstanding equity awards table.

Agreement with our Chief Executive Officer

On July 6, 2015, we entered into an employment agreement with Gary Vogel, pursuant to which Mr. Vogel was appointed as our Chief Executive Officer effective as of September 1, 2015. Pursuant to his employment agreement, Mr. Vogel receives an annual base salary of $675,000 and is eligible to receive a discretionary cash bonus as determined by the Compensation Committee with a target amount equal to 125% of his annual base salary. Mr. Vogel is subject to non-solicitation and non-competition covenants during the course of his employment and for 12 months following termination of employment for any reason.

Agreement with our Chief Financial Officer

On September 3, 2016, we entered into an employment agreement with Frank De Costanzo, pursuant to which Mr. De Costanzo was appointed as our Chief Financial Officer and Secretary effective as of September 30, 2016. Pursuant to his employment agreement, Mr. De Costanzo receives an annual base salary of $425,000 and is eligible to receive a discretionary cash bonus as determined by the Compensation Committee with a target amount equal to 50% of his annual base salary, provided that the amount of such discretionary cash bonus was at least $77,000 for the calendar year 2016. Mr. De Costanzo is subject to non-solicitation and non-competition covenants during the course of his employment and for 12 months following termination of employment for any reason.

Agreement with our Former Chief Financial Officer

On September 28, 2016, Adir Katzav, our then Chief Financial Officer and Secretary of the Company, resigned from all positions that he held or has ever held with the Company and its direct or indirect subsidiaries and affiliates, effective as of September 30, 2016. In connection with Mr. Katzav’s resignation as discussed above, on September 29, 2016, the Company, Eagle Shipping International (USA) LLC and Mr. Katzav entered into a Separation Agreement and General Release that, subject to certain terms and conditions, among other things, provides Mr. Katzav with (i) a lump sum payment consisting of all unpaid salary and accrued unused vacation pay, (ii) severance pay in the total amount of $400,000, payable over a 12-month period, (iii) to the extent Mr. Katzav timely elects COBRA continuation coverage, payment for the cost of his applicable premium for such coverage for a 12-month period, and to the extent permitted under the Company’s policy, continued payment for Mr. Katzav’s ArmadaCare coverage and for the cost of his applicable premium for such coverage for a 12-month period, and (iv) in consideration for the cancellation of any and all equity rights or awards that Mr. Katzav held as of his resignation date, a lump sum payment equal to $33,000 (which represents the value, at a price of $8 per share, of Mr. Katzav’s 4,125 unvested shares of restricted stock). The separation agreement also includes a limited release of claims given by Mr. Katzav and the Company and covenants related to confidentiality, non-solicitation, non-disparagement and cooperation.

Retirement Benefits

We provide retirement plan benefits, discussed in this section below, that we believe are customary in our industry. We provide them to remain competitive in retaining talent and attracting new talent to join us.

401(k) Savings Plan

We provide all qualifying full-time employees with the opportunity to participate in our tax-qualified 401(k) savings plan. The plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts may be invested in a wide range of mutual funds. Up to tax law limits, we provide a 100% match for the first 3% of salary and 50% for the next 2% of salary.

Pension Benefits

The Company did not provide any pension benefits during the fiscal year ending December 31, 2016.

Nonqualified Deferred Compensation

The Company did not provide any nonqualified deferred compensation during the fiscal year ending December 31, 2016.

Long-Term Equity Incentives

The Company maintains the 2014 Plan and 2016 Plan under which the NEOs have been granted awards. The material terms of the 2014 Plan and 2016 Plan and the outstanding awards granted to Messrs. Vogel and De Costanzo are described above in “Long-Term Incentive Compensation - Equity Awards.”

Potential Payments Upon Termination or Change-In-Control

Under his employment agreement, in the event that Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason, Mr. Vogel will become entitled to receive the following as severance: (i) an amount equal to one and one half times (1.5x) the sum of his annual base salary plus 75% of his target annual bonus and (ii) to the extent he timely elects COBRA continuation coverage, Mr. Vogel will be reimbursed for the costs of COBRA premiums for 18 months following termination. In addition, pursuant to the option and restricted award agreements with Mr. Vogel, dated December 15, 2016, on his termination without cause or by him for good reason, the options awarded to him will vest as if he remained employed for an additional year beyond the date of termination.

Under his employment agreement, in the event that Mr. De Costanzo’s employment is terminated by the Company without cause or by him for good reason, Mr. De Costanzo will become entitled to receive the following as severance: (i) an amount equal to the sum of his annual base salary plus 75% of his target annual bonus and (ii) to the extent he timely elects COBRA continuation coverage, Mr. De Costanzo will be reimbursed for the costs of COBRA premiums for 12 months following termination. In addition, pursuant to the option and restricted award agreements with Mr. De Costanzo, dated November 7, 2016, on his termination without cause or by him for good reason, the options awarded to him will vest as if he remained employed for an additional year beyond the date of termination and, if such termination occurs prior to September 30, 2017, one-third of the shares of restricted stock awarded to him will vest. If Mr. De Costanzo’s employment is terminated by reason of his death or disability, the Company shall pay him his pro-rata annual bonus for the year of termination based on actual results and the options awarded to him will vest as if Mr. De Costanzo remained employed for an additional year beyond the date of termination.

As previously described, Mr. Katzav resigned from the Company, effective as of September 30, 2016, and became entitled to certain severance payments and benefits in connection with his resignation.

The following table shows the potential payments upon termination or change of control to Messrs. Vogel and De Costanzo, determined as if such event took place on December 31, 2016.

Name and Principal Position	Potential Payment	Termination for Cause, or Quit Without Good Reason	Death or Disability	Change of Control	Termination Without Cause or Quit for Good Reason ($)
Gary Vogel	Severance	-	-	-	1,961,719
(Chief Executive Officer) (1)	COBRA	-	-	-	33,233
	Equity Awards (3)	-	-	-	2,476,293
Frank De Costanzo	Severance	-	-	-	584,375
(Chief Financial Officer and Secretary) (2)	COBRA	-	-	-	27,480
	Equity Awards (3)	-	109,900	-	565,887

(1)

Under his employment agreement, in the event that Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason, Mr. Vogel will become entitled to receive the following as severance: (i) an amount equal to one and one half times (1.5x) the sum of his annual base salary plus 75% of his target annual bonus and (ii) to the extent he timely elects COBRA continuation coverage, Mr. Vogel will be reimbursed for the costs of COBRA premiums for 18 months following termination. In addition, pursuant to the option and restricted award agreements with Mr. Vogel, dated December 15, 2016, on his termination without cause or by him for good reason, the options awarded to him will vest as if he remained employed for an additional year beyond the date of termination.

(2)

Under his employment agreement, in the event that Mr. De Costanzo’s employment is terminated by the Company without cause or by him for good reason, Mr. De Costanzo will become entitled to receive the following as severance: (i) an amount equal to the sum of his annual base salary plus 75% of his target annual bonus and (ii) to the extent he timely elects COBRA continuation coverage, Mr. De Costanzo will be reimbursed for the costs of COBRA premiums for 12 months following termination. In addition, pursuant to the option and restricted award agreements with Mr. De Costanzo, dated November 7, 2016, on his termination without cause or by him for good reason, the options awarded to him will vest as if he remained employed for an additional year beyond the date of termination and, if such termination occurs prior to September 30, 2017, one-third of the shares of restricted stock awarded to him will vest. If Mr. De Costanzo’s employment is terminated by reason of his death or disability, the Company shall pay him his pro-rata annual bonus for the year of termination based on actual results and the options awarded to him will vest as if Mr. De Costanzo remained employed for an additional year beyond the date of termination.

(3)

In the event of a termination without cause or due to good reason (or termination due death or disability for Mr. De Costanzo), the value of the options included in the table were calculated based on the number of options that would have vested had the NEO remained employed for one additional year, the Closing Price of the Common Stock and the exercise price of $4.28 per share. In the event of a termination without cause or due to good reason, the value of the shares of restricted stock included in the table were calculated based on the number of shares of restricted stock that would have vested assuming a termination on December 31, 2016 and the Closing Price.

2016 Director Compensation Table

The following Director Compensation Table sets forth the compensation of our directors (who were not NEOs of the Company) for the fiscal year ending on December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(8)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Randee E. Day (1)	92,500	-	-	-	-	-	92,500
Justin A. Knowles (2)	90,000	-	-	-	-	-	90,000
Paul M. Leand, Jr. (3)	160,000	-	-	-	-	535	160,535
Stanley H. Ryan (4)	38,681	-	-	-	-	-	38,681
Bart Veldhuizen (5)	91,527	-	-	-	-	-	91,527
Gary Weston (6)	78,854	-	-	-	-	-	78,854
Casey Shanley (7)	-	-	-	-	-	-	-

(1)

The fee earned includes a cash retainer for a non-employee director of $65,000, a cash retainer of $15,000 for serving as a member of our Audit Committee and a cash retainer of $10,000 for serving as member of our Nominating and Governance Committee. An additional fee of $2,500 on a pro-rata basis was paid for serving as a Chairwoman of the Nominating and Governance Committee subsequent to the resignation of Mr. Stanley Ryan.

(2)	The fee earned includes a cash retainer for a non-employee director of $65,000 and $25,000 for serving as chairman of the Audit Committee.

(3)

The fee earned includes a cash retainer for a non-employee Chairman of the Board of Directors of $140,000, a cash retainer of $10,000 for serving as a member of our Compensation Committee and a cash retainer of $10,000 for serving as member of our Nominating and Governance Committee.

(4)

Mr. Ryan resigned as an Eagle Bulk director effective as of June 24, 2016. The fee earned includes, on a pro-rata basis for the period from January 1, 2016 to June 24, 2016, a cash retainer for a non-employee director of $65,000 and $15,000 for serving as Chairman of the Nominating and Governance Committee.

(5)

The fee earned includes a cash retainer for a non-employee director of $65,000, a cash retainer of $11,527 on a pro-rata basis for serving as a member of the Audit Committee from January 1, 2016 to December 15, 2016 and a cash retainer of $15,000 for serving as a member of the Compensation Committee.

(6)

The fee earned includes a cash retainer for a non-employee director of $65,000, a cash retainer of $3,854 on a pro-rata basis for serving as a member of our Audit Committee from December 16, 2016 to December 31, 2016 and a cash retainer of $10,000 for serving as Chairman of the Compensation Committee.

(7)	Casey Shanley does not receive compensation directly from us for service as a director.

(8)

On September 7, 2016, in connection with the termination of that certain Preferred Stock Purchase Agreement, dated May 26, 2016, by and among the Company and the investors named therein, the Company paid to Paul M. Leand, Jr., one of the investors, a cash payment equal to $534.60.

Equity Award Grant to Paul M. Leand, Jr.

On March 1, 2017, the Company granted to Paul M. Leand, Jr., the Chairman of the Company’s Board of Directors, 30,000 shares of restricted stock. The shares of restricted stock vest in three substantially equal installments on each of the following dates: (i) March 1, 2018, (ii) March 1, 2019 and (iii) March 1, 2020, subject to Mr. Leand’s continued service with the Company or its affiliate on the applicable vesting date. In the event that Mr. Leand’s service is terminated by the Company without cause or by him for good reason, his shares of restricted stock will vest as if he remained serving with the Company for an additional year beyond the date of such termination. The shares of restricted stock issued to Mr. Leand were granted under the 2016 Plan and the applicable award agreement.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has been at any time an employee of the Company. None of the Company’s executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on the Company’s Board of Directors or Compensation Committee. No member of the Company’s Board of Directors is an executive officer of a company in which one of the Company’s executive officers serves as a member of the board of directors or compensation committee of that company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of April 20, 2017 of:

●	each person, group or entity known to the Company to beneficially own more than 5% of our stock;

●	each of our directors;

●	each of our NEOs; and

●	all of our directors and executive officers as a group.

The amounts and percentages of our Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of that security, or “investment power,” which includes the power to dispose of or to direct the disposition of that security. A person is also deemed to be a beneficial owner of any securities as to which that person has a right to acquire beneficial ownership presently or within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed to be the beneficial owner of securities as to which that person has no economic interest.

Beneficial Ownership of Common Stock

	Shares Beneficially Owned
Name (1)	Number(2)	Percentage(3)
Gary Vogel (4)	1,416,735	1.9%
Frank De Costanzo (5)	240,530	*
Adir Katzav (6)	0	*
Randee E. Day	0	*
Justin A. Knowles	0	*
Paul M. Leand, Jr. (7)	132,560	*
Stanley H. Ryan (8)	0	*
Casey F. Shanley	0	*
Bart Veldhuizen	0	*
Gary Weston	0	*
All Directors and Executive Officers as a group (10 persons)	1,789,825	2.4%
Oaktree Capital Management, L.P. (9)	23,018,292	31.1%
GoldenTree Asset Management LP (10)	11,259,614	15.2%

____________________

* Percentage less than 1% of class.

(1)	Unless otherwise indicated, the business address of each beneficial owner identified is c/o Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.
(2)

Includes “beneficial ownership” of shares of Common Stock outstanding, within the meaning of Rule 13d-3 under the Exchange Act, as well as beneficial ownership of shares issuable within 60 days following April 20, 2017 upon the exercise of outstanding securities, (e.g., options, warrants, rights). However, amounts do not include anti-dilution adjustments to such securities.

(3)

Unless otherwise indicated, based on the total of 74,103,956 shares of Common Stock outstanding as of April 20, 2017. In addition, for purposes of calculating the percentage of shares held by an individual or entity, the number of shares outstanding includes shares issuable within 60 days following April 20, 2017 upon the exercise of outstanding securities, (e.g., options, warrants, rights), but, in each case, such shares are not included in the number of shares outstanding for purposes of computing the percentage of shares held by any other person. However, shares issuable within 60 days following April 20, 2017 upon the exercise of outstanding securities do not include anti-dilution adjustments to such securities.

(4)

Mr. Vogel’s beneficial ownership includes 997,556 shares of unvested restricted Common Stock. Mr. Vogel’s beneficial ownership includes the options to purchase 316,619 shares of Common Stock, which vested on January 1, 2017 as part of an options grant to purchase 1,266,476 shares of Common Stock at an exercise price of $4.28 per share, which have a five-year term and vest in four substantially equal installments on each of the following dates: (i) January 1, 2017, (ii) September 1, 2017, (iii) September 1, 2018, and (iv) September 1, 2019, subject to Mr. Vogel’s continued employment with the Company.

(5)	Frank De Costanzo’s beneficial ownership includes 233,863 shares of unvested restricted Common Stock.
(6)	Mr. Katzav resigned as Chief Financial Officer effective as of September 30, 2016.
(7)	Mr. Leand’s beneficial ownership includes 30,000 shares of unvested restricted Common Stock.
(8)	Mr. Ryan resigned as a member of the Board of Directors effective as of June 24, 2016.
(9)

Information is based on a Schedule 13D/A filed by Oaktree Capital Management, L.P. (“OCM”) on January 24, 2017. The Schedule 13D/A reports that the securities to which this filing relates are owned directly by OCM Opps EB Holdings, Ltd. (“EB Holdings”). The securities may also be deemed to be beneficially owned by OCM, solely as the sole director of EB Holdings, Oaktree Holdings, Inc., (“Holdings”), solely as the general partner of OCM, Oaktree Capital Group, LLC (“OCG”), solely as the sole shareholder of Holdings, and Oaktree Capital Group Holdings GP, LLC (“OCGH”), solely as the duly elected manager of OCG. The members of OCGH are Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank, Sheldon M. Stone, Stephen A. Kaplan, and David M. Kirchheimer, who, by virtue of their membership interests in OCGH, may be deemed to share voting and dispositive power with respect to the shares of Common Stock held by EB Holdings. Each of the general partners, managing members, directors and managers described above disclaims beneficial ownership of any shares of Common Stock beneficially or of record owned by the Reporting Persons, except to the extent of any pecuniary interest therein. According to the Schedule 13D/A, the address of the beneficial owners is c/o Oaktree Capital Group Holdings GP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. Shares listed consist of (i) 23,017,928 shares of Common Stock, and (ii) 364 shares of Common Stock issuable upon exercise of the warrants issued and distributed by the Company to the reporting persons in connection with the Company’s restructuring in October 2014.

(10)

Based on information provided to us, GoldenTree, GoldenTree Asset Management LLC and Mr. Tananbaum have beneficial ownership of the securities listed. The address of the beneficial owners is 300 Park Avenue, 21st Floor, New York, New York 10022, and the shares listed consist of (i) 21,889 shares of Common Stock held directly by GoldenTree E Distressed Debt Fund II LP, (ii) 290,845 shares of Common Stock held directly by GoldenTree E Distressed Debt Master Fund II LP, (iii) 856,270 shares of Common Stock held directly by GoldenTree Distressed Fund 2014 LP, (iv) 5,331,124 shares of Common Stock held directly by GoldenTree Distressed Master Fund 2014 Ltd., (v) 1,074,650 shares of Common Stock held directly by GoldenTree NJ Distressed Fund 2015 LP, (vi) 8,483 shares of Common Stock held directly by GoldenTree Entrust Master Fund SPC on behalf of and for the account of Segregated Portfolio I, (vii) 17,506 shares of Common Stock held directly by GoldenTree Master Fund II, LTD, (viii) 117,792 shares of Common Stock held directly by GoldenTree Master Fund, LTD, (ix) 34,001 shares of Common Stock held directly by GT NM, L.P., (x) 3 shares of Common Stock held directly by Gold Coast Capital Subsidiary X Limited, (xi) 3,073,904 shares of Common Stock held directly by GoldenTree 2004 Trust, (xii) 268,027 shares of Common Stock held directly by certain separate accounts managed by GoldenTree, (xiii) 173 shares of Common Stock issuable upon exercise of the warrants, and (xiv) 164,947 shares of Common Stock held directly by Mr. Steven A. Tananbaum (162,199 are owned by the Lisa and Steven Tananbaum Family Foundation and the remaining 2,748 are owned by him personally).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transaction Approval Policy

It is the Company’s policy to enter into or ratify “Related Person Transactions” only when the Board of Directors, acting through the Audit Committee or another independent committee established by the Board of Directors, determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders. A “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company is, was or will be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for fiscal years 2016 and 2015, and in which any “Related Person” (as defined in relevant SEC rules) had, has or will have a direct or indirect material interest. A Related Person Transaction includes, but is not limited to, situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. The transactions discussed below were entered into in accordance with the terms of the Company’s Related Persons Transactions policy.

Delphin Management Agreement

On August 4, 2009, the Company entered into a management agreement (the “Management Agreement”) with Delphin Shipping LLC (“Delphin”), a Marshall Islands limited liability company affiliated with Kelso Investment Associates VII, KEP VI, LLC and the Company’s former Chief Executive Officer, Sophocles Zoullas. Delphin was formed for the purpose of acquiring and operating dry bulk and other vessels. Under the terms of the Management Agreement, the Company provided commercial and technical supervisory vessel management services to dry bulk vessels acquired by Delphin for a fixed monthly management fee based on a sliding scale. Pursuant to the terms of the Management Agreement, the Company had been granted an opportunity to acquire for its own account any dry bulk vessel that Delphin proposed to acquire. The Company had also been granted a right of first refusal on any dry bulk charter opportunity, other than a renewal of an existing charter for a Delphin-owned vessel that the Company reasonably deemed suitable for a Company-owned vessel. The Management Agreement also provided the Company a right of first offer on the sale of any dry bulk vessel by Delphin.

On October 15, 2014, the above referenced Management Agreement was amended and restated (as so amended and restated, the “Amended Management Agreement”). As per the Amended Management Agreement, the technical management fee was $700 per vessel per day. The commercial management fee was 1.25% of charter hire; provided, however, that no commercial management fee shall be payable with respect to a charter hire that was earned while a vessel was a member of a pool and with respect to which a fee was paid to the pool manager. Following Mr. S. Zoullas’ resignation on March 9, 2015, the Company no longer considers the Amended Management Agreement to be a related party transaction.

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

Registration Rights Agreement

On October 15, 2014 (the “Effective Date”), and in accordance with the prepackaged plan of reorganization (the “Plan”), the Company and certain of its shareholders entered into a registration rights agreement. The registration rights agreement provided the shareholders party thereto with demand and piggyback registration rights with respect to certain securities of the Company held by them, subject to the requirement that such securities qualify as Registrable Securities, as defined therein. On May 13, 2016, the Company entered into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with OCM and GoldenTree (and their respective affiliates), which the A&R Registration Rights Agreement provides them, among other things, demand and piggyback registration rights with respect to certain securities of the Company held by them, subject to the requirement that such securities qualify as Registrable Securities, as defined therein.

Second Lien Loan Facility

On March 30, 2016, Eagle Shipping LLC, as borrower, and certain of its subsidiaries, as guarantors, entered into the Second Lien Loan Agreement with the certain lenders (the “Second Lien Lenders”) and the agent (the “Second Lien Loan Agreement”). The Second Lien Lenders included certain of the Company’s existing shareholders, including the Chairman and Chief Executive Officer, as well as other investors. In connection with the entry into the Second Lien Loan Agreement, the Company issued 16,889,828 shares, adjusted to reflect the Reverse Stock Split, of Common Stock to the Second Lien Lenders pro rata based on their participation in the Second Lien Facility, which Second Lien Lenders received shares equivalent to approximately 90% of the outstanding Common Stock of the Company after such issuance.

Among the Second Lien Lenders, were affiliates of OCM, affiliates of GoldenTree, Paul Leand, Jr., the Chairman of the Board of Directors, and Gary Vogel, the Company’s Chief Executive Officer and a director, who received 7,638,850 shares, 3,261,274 shares, 49,226 shares and 49,226 shares, respectively.

Nominating Agreement

The Company entered into a nominating agreement on March 30, 2016, as amended (the “Nominating Agreement”), with GoldenTree, acting in its capacity as investment manager or advisor to certain private investment funds and managed accounts (the “GoldenTree Funds”) in connection with the GoldenTree Funds’ participation as a lender under the Second Lien Loan Agreement, pursuant to which the Company agreed that the GoldenTree Funds will have the right to designate one individual to serve as a member of the Board of Directors and on a committee of the Board of Directors selected by the GoldenTree Funds (subject to any independence requirement imposed by law or by the rules of any national securities exchange on which the Company’s Common Stock may be listed or traded) so long as the GoldenTree Funds and its affiliates beneficially own a number of shares of Common Stock equal to or greater than 5% of the Company’s Common Stock at any one time outstanding and 80% of the number of shares of Common Stock it owned as of the effective date of the Nominating Agreement, as adjusted to give effect to the issuance and delivery of the shares of Common Stock under the Second Lien Loan Agreement and equitable adjustment for certain transactions.

Common Stock Private Placements

On July 1, 2016 and July 10, 2016, respectively, the Company entered into Common Stock Purchase Agreements (collectively, the “Common Stock Purchase Agreements”), with certain purchasers (the “Common Stock Purchasers”). The Common Stock Purchasers included certain of our existing shareholders, who held approximately 70% of our outstanding equity prior to entry into the Common Stock Purchase Agreements and prior to giving effect to the delivery of all of the shares of Common Stock issued in connection with the Second Lien Loan Agreement, as well as our Chairman and Chief Executive Officer. The Common Stock Purchase Agreements provided for the issuance and sale by the Company to the Common Stock Purchasers of an aggregate amount of $88 million of Common Stock, at an initial price per share of $0.15, which amount per share was increased to $3.00 per share based on the Reverse Stock Split.

 On August 10, 2016, the Company closed the transactions contemplated by the Common Stock Purchase Agreements for aggregate proceeds of $85.7 million net of fees and legal expenses. After giving effect to the Company’s previously announced Reverse Stock Split, the private placement included the issuance of 29,333,318 shares of the Company’s Common Stock.

Among the Common Stock Purchasers, were an affiliate of OCM, affiliates of GoldenTree, Paul Leand, Jr., the Chairman of the Board of Directors, and Gary Vogel, the Company’s Chief Executive Officer and a director, who purchased 7,564,290 shares, 5,200,664 shares, 33,333 shares and 33,333 shares, respectively.

On December 13, 2016, the Company entered into a Stock Purchase Agreement with certain investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors in a private placement (the “December Private Placement”) approximately 22.2 million shares of the Company’s Common Stock at an initial purchase price of $4.50 per share, for aggregate gross proceeds of $100.0 million. On January 20, 2017, the Company closed its previously announced December Private Placement for aggregate net proceeds of $95 million.

Among the Investors, were an affiliate of OCM, affiliates of GoldenTree, Paul Leand, Jr., Gary Vogel, and Frank De Costanzo, the Company’s Chief Financial Officer, who purchased 7,600,000 shares, 2,500,000 shares, 20,000 shares, 20,000 shares and 6,667 shares, respectively.

Director Independence

Please see the disclosure under “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”

Item 14.  Principal Accountant Fees and Services

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2016, and 2015 for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements and for audit-related services, tax services and all other services, as applicable.

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)	Total
Fiscal year ended December 31, 2016	$912,105	$27,000	$46,353	$21,500	$1,006,958
Fiscal year ended December 31, 2015	$772,000	$—	$39,000	$—	$811,000

(1) Audit fees represent fees for professional services provided by our principal accountant in connection with the audit of our consolidated financial statements, the quarterly reviews of financial statements included in our Form 10-Q filings, the reviews of other statutory or regulatory filings and assistance with and review of documents filed with the SEC.

(2) Audit-related fees are fees for assurance and related services that are reasonably related to the performance by our principal accountant of the audit or review of our financial statements that are not audit fees.
(3) Tax fees include fees for professional services performed by our principal accountant for tax compliance, including the preparation of tax returns, and tax advice and tax planning.
(4) All other fees include the aggregate fees for products and services provided by our principal accountant that are not reported under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

Pre-Approval Policy for Services Performed by Independent Auditor

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the Company’s independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor. The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories: audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved 100% of the services, if applicable, described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for the years ended December 31, 2016 and 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.37#*	Restricted Stock Award Agreement, dated December 15, 2016, between Gary Vogel and Eagle Bulk Shipping Inc.
10.38#*	Option Award Agreement, dated December 15, 2016, between Gary Vogel and Eagle Bulk Shipping Inc.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm –Deloitte & Touche LLP.
23.2*	Consent of Independent Registered Public Accounting Firm –PricewaterhouseCoopers LLP.
23.3*	Consent of Seward & Kissel LLP.
31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
31.3***	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.4***	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Sarbanes-Oxley Section 906 Certification of Principal Executive Officer.
32.2**	Sarbanes-Oxley Section 906 Certification of Principal Financial Officer.
101.INS*	XBRL Instance Document.
101.CAL*	XBRL Schema Document.
101.SCH*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

* Filed with the Original Filing.

** Furnished with the Original Filing.

*** Filed herewith.

# Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By:	/s/ Gary Vogel
Name: Gary Vogel
Title: Chief Executive Officer

April 21, 2017