Form 10-Q
period 2017-03-31
Eagle Bulk Shipping Inc.
filed 2017-05-09
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

YES    X                 NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES    X                 NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐	Emerging growth company ☐
Non-Accelerated filer☐	Smaller reporting company☒

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES                        NO  X

Number of shares of registrant’s common stock outstanding as of May 8, 2017: 74,103,956.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

Effective as of the opening of trading on August 5, 2016, the Company completed a 1 for 20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.01 per share, as previously approved by our Board of Directors and our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the Reverse Stock Split as well as the applicable exercise price. In addition, proportional adjustments were made to the number of shares of common stock issuable upon exercise of outstanding warrants and to the exercise price of such warrants, pursuant to the terms thereof. No fractional shares were issued in connection with the Reverse Stock Split, and shareholders who would have received a fractional share of common stock in connection with the Reverse Stock Split instead received a cash payment in lieu of such fractional share. All references to common stock and all per share data contained in this 10-Q have been retrospectively adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q for the period ended March 31, 2017 (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel newbuilding orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures; and (xi) the outcome of legal proceeding in which we are involved; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this 10-Q. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$145,767,714	$76,516,110
Accounts receivable	8,766,511	5,089,708
Prepaid expenses	2,591,908	3,093,962
Inventories	8,727,971	10,876,713
Vessels held for sale	2,990,215	8,688,601
Other assets	738,201	22
Total current assets	169,582,520	104,265,116
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $82,936,250 and $76,463,743, respectively	580,344,652	567,592,950
Advances for vessels purchase	10,320,000	1,926,886
Other fixed assets, net of accumulated amortization of $345,810 and $307,880, respectively	641,585	632,805
Restricted cash	74,917	74,917
Deferred drydock costs, net	10,551,043	11,507,309
Other assets	70,315	381,634
Total noncurrent assets	602,002,512	582,116,501
Total assets	$771,585,032	$686,381,617
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,885,921	$7,135,156
Accrued interest	-	28,872
Other accrued liabilities	7,870,858	11,545,447
Fair value below contract value of time charters acquired	820,313	820,313
Fair value of Derivatives	293,007	-
Unearned charter hire revenue	7,160,918	6,046,032
Total current liabilities	23,031,017	25,575,820
Noncurrent liabilities:
First Lien Facility, net of debt discount and debt issuance costs	201,884,750	204,352,318
Second Lien Facility, inclusive of payment-in-kind interest, net of debt discount and debt issuance costs	54,943,400	51,591,226
Other liabilities	419,567	483,132
Fair value below contract value of time charters acquired	3,691,404	3,896,482
Total noncurrent liabilities	260,939,121	260,323,158
Total liabilities	283,970,138	285,898,978
Commitment and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of March 31, 2017	-	-
Common stock, $0.01 par value, 700,000,000 shares authorized, 70,329,050 and 48,106,827 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	703,291	481,069
Additional paid-in capital	881,348,179	783,369,698
Accumulated deficit	(394,436,576)	(383,368,128)
Total stockholders’ equity	487,614,894	400,482,639
Total liabilities and stockholders’ equity	$771,585,032	$686,381,617

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2017 and 2016

(Unaudited)

	Three months Ended March 31, 2017	Three months Ended March 31, 2016

Revenues, net	$45,855,057	$21,278,288

Voyage expenses	13,353,347	9,244,047
Vessel expenses	17,955,519	20,480,635
Charter hire expenses	3,873,332	1,488,518
Depreciation and amortization	7,492,808	9,396,701
General and administrative expenses	7,778,821	5,331,343
Refinancing expenses	-	5,634,260
Gain on sale of vessel	(92,114)	-
Vessel impairment	-	6,167,262
Total operating expenses	50,361,713	57,742,766
Operating loss	(4,506,656)	(36,464,478)

Interest expense	6,445,031	2,817,646
Interest income	(189,798)	(3,454)
Other expense	306,559	-
Total other expense, net	6,561,792	2,814,192
Net loss	$(11,068,448)	$(39,278,670)

Weighted average shares outstanding:
Basic*	65,637,692	1,891,463
Diluted*	65,637,692	1,891,463

Per share amounts:
Basic net loss*	$(0.17)	$(20.77)
Diluted net loss*	$(0.17)	$(20.77)

*Basic weighted average shares outstanding Diluted weighted average shares outstanding as well as Basic net loss per share and Diluted net loss per share for the three months ended March 31, 2016 were adjusted to give effect for the 1 for 20 reverse stock split that became effective as of opening of trading on August 5, 2016.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss for the Three months Ended March 31, 2017 and 2016

(Unaudited)

	Three months Ended March 31, 2017	Three months Ended March 31, 2016

Net loss	$(11,068,448)	$(39,278,670)

Comprehensive loss	$(11,068,448)	$(39,278,670)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

For the Three months Ended March 31, 2017 and 2016

(Unaudited)

	Common Shares	Common Shares Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2017	48,106,827	$481,069	$783,369,698	$(383,368,128)	$400,482,639

Net loss	—	—	—	(11,068,448)	(11,068,448)
Issuance of shares in connection with private placement, net of issuance costs	22,222,223	222,222	95,807,781	—	96,030,003
Non-cash compensation	—	—	2,170,700	—	2,170,700
Balance at March 31, 2017	70,329,050	$703,291	$881,348,179	$(394,436,576)	$487,614,894

	Common Shares*	Common Shares Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2016	1,883,303	$18,833	$678,171,322,	$(159,845,693)	$518,344,462

Net loss	—	—	—	(39,278,670)	(39,278,670)
Issuance of shares in connection with the entry into the Second Lien Loan Agreement	371,276	3,713	(3,713)	—	-
Non-cash compensation	—	—	826,613	—	826,613
Balance at March 31, 2016	2,254,579	$22,546	$678,994,222	$(199,124,363)	$479,892,405

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective August 5, 2016.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2017 and 2016

(UNAUDITED)

	Three months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(11,068,448)	$(39,278,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,510,735	8,902,929
Amortization of deferred drydocking costs	982,073	493,772
Amortization of debt issuance costs	1,444,963	308,504
Amortization of fair value below contract value of time charter acquired	(205,078)	(46,018)
Payment-in-kind interest on debt	2,334,893	-
Impairment of Vessels	-	6,167,262
Non-cash compensation expense	2,170,700	826,613
Drydocking expenditures	(25,807)	(1,276,178)
Gain on sale of vessel	(92,114)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,676,803)	(19,678)
Other assets	(426,860)	125,257
Prepaid expenses	502,054	598,833
Fair value of derivatives	293,007	-
Inventories	2,148,742	(21,939)
Accounts payable	(249,235)	3,195,027
Accrued interest	(28,872)	(73,949)
Accrued expenses	(3,738,154)	19,747
Unearned revenue	1,114,886	583,620
Net cash used in operating activities	(2,009,318)	(19,494,868)

Cash flows from investing activities:

Vessel Improvements	(251,258)	(112,488)
Purchase of vessel	(17,046,065)	-
Advance for purchase of vessels	(10,320,000)	-
Proceeds from sale of vessel	5,790,500	-
Purchase of Other Fixed assets	(47,008)	(396,304)
Net cash used in investing activities	(21,873,831)	(508,792)

Cash flows from financing activities:
Proceeds from Second Lien Facility	-	60,000,000
Repayment of Term Loan	(2,895,250)	(15,625,000)
Repayment of Revolver Loan	-	(30,158,500)
Proceeds from the common stock private placement, net of issuance costs	96,030,003	-
Deferred financing costs	-	(2,340,427)
Net cash provided by financing activities	93,134,753	11,876,073

Net increase / (decrease) in cash and cash equivalents	69,251,604	(8,127,587)
Cash and cash equivalents at beginning of period	76,516,110	24,896,161
Cash and cash equivalents at end of period	$145,767,714	$16,768,574

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation and General Information

The accompanying condensed consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we”, “our” or similar terms). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, charter and operation of dry bulk vessels. The Company’s fleet is comprised of Supramax, Ultramax and Handymax dry bulk carriers and the Company operates its business in one business segment.

As of March 31, 2017, the Company owned and operated a modern fleet of 41 oceangoing vessels, 38 Supramax, 2 Ultramax and 1 Handymax, with a combined carrying capacity of 2,269,062 dwt and an average age of approximately 8.9 years.

Additionally, the Company chartered-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year. Subsequent to March 31, 2017, the Company signed an agreement dated April 3, 2017 to cancel this existing time charter contract. See “Note 10. Subsequent Events” to the condensed consolidated financial statements.

For the three-month periods ended on March 31, 2017 and 2016, respectively, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on March 31, 2017.

The accompanying condensed consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its condensed consolidated financial position and results of operations for the interim periods presented.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

We adopted the provisions of Accounting Standard Update (“ASU”) 2015-11 “Simplifying the Measurement of Inventory.” issued by the Financial Accounting Standards Board (“FASB”) as of January 1, 2017. Accordingly, we report our bunker inventory at lower of cost and net realizable value. There is no impact on the condensed consolidated financial statements because of the adoption of the new accounting standard.

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

Note 2. Equity Offerings

On December 13, 2016, the Company entered into a Stock Purchase Agreement with certain investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors in a private placement exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (the “December Private Placement”) approximately 22.2 million shares of the Company’s common stock, par value $0.01 per share, at an initial purchase price of $4.50 per share, for aggregate gross proceeds of $100.0 million. On January 20, 2017, the Company closed its previously announced December Private Placement for aggregate net proceeds of $96.0 million. The Company plans to use the proceeds for the acquisition of dry bulk tonnage and general corporate purposes.

Note 3. New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers. This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration. The requirements of this standard include an increase in required disclosures. Management has not yet selected a transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s condensed consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. The Company believes that the adoption of the standard will impact the timing of recognition of revenue.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The requirements of this standard include an increase in required disclosures. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures. Management expects that the Company will recognize increases in reported amounts for vessel and other fixed assets and related lease liabilities upon adoption of the new standard. Refer to “Note 7. Commitments and Contingencies” to the condensed consolidated financial statements for disclosure about the Company’s time charter and lease commitments as of March 31, 2017.

Note 4. Vessels

Vessel and Vessel Improvements

As of March 31, 2017, the Company’s owned operating fleet consisted of 41 drybulk vessels.

As of December 31, 2016, the Company considered divesting some of its older as well as inefficient vessels from its fleet to achieve operating cost savings as well as potentially acquiring newer and more efficient vessels. The expected sale of vessels in the next two years reduces the useful life of the vessels resulting in impairment charge. As a result, we reduced the carrying value of each vessel to its fair market value as of December 31, 2016 and recorded an impairment charge of $122,860,600. In addition, the Company previously recorded an impairment loss of $6,167,262 as of March 31, 2016.

On November 14, 2016, the Company, through its subsidiary Eagle Bulk Shipco LLC, signed a memorandum of agreement to acquire a 2017 built 64,000 dwt SDARI-64 Ultramax dry bulk vessel constructed at Chengxi Shipyard Co., Ltd for $17.9 million. The Company took delivery of the vessel, the Singapore Eagle, on January 11, 2017.

On January 6, 2017, the Company sold the vessel Redwing for $5.8 million, after brokerage commissions and associated selling expenses, and recorded a net gain of approximately $92,000.The vessel was classified as asset held for sale as of December 31, 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility (as defined herein).

On March 15, 2017, the Company signed a memorandum of agreement to sell the vessel Sparrow for $4.8 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in the second quarter of 2017.The Company is expected to record a gain of $1.8 million in the second quarter of 2017. A portion of the proceeds is expected to be used towards repayment of the term loan under the First Lien Facility. As of March 31, 2017, the Company reported the carrying amount of the vessel as a current asset in its condensed consolidated balance sheet.

         Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2016	$567,592,950
Advance paid for purchase of Singapore Eagle at December 31, 2016	1,926,886
Purchase of Vessel and Vessel Improvements	17,297,323
Depreciation Expense	(6,472,507)
Vessels and Vessel Improvements, at March 31, 2017	$580,344,652

Note 5. Debt

	March 31, 2017	December 31, 2016
First Lien Facility	$206,203,750	$209,099,000
Debt issuance costs - First Lien	(4,319,000)	(4,746,682)
First Lien Facility, net of debt issuance costs	201,884,750	204,352,318
Second Lien Facility	69,662,736	67,327,843
Debt discount and Debt issuance costs - Second Lien Facility	(14,719,336)	(15,736,617)
Second Lien Facility, net of Debt issuance costs and debt discount	54,943,400	51,591,226
Total debt	$256,828,150	$255,943,544

First Lien Facility

On March 30, 2016, Eagle Shipping LLC, a limited liability company organized under the laws of the Marshall Islands (“Eagle Shipping”), as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Company’s senior secured credit facility (the “Exit Financing Facility”), as guarantors, entered into an Amended and Restated First Lien Loan Agreement (the “A&R First Lien Loan Agreement”) with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amends and restates the Exit Financing Facility in its entirety, provides for Eagle Shipping to be the borrower in the place of the Company, and further provides for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure (as defined in “Note 7. Commitments and Contingencies - Legal Proceedings” to the condensed consolidated financial statements. The A&R First Lien Loan Agreement provides for a term loan that was outstanding as of March 30, 2016, in the amount of $201,468,750 after giving effect to the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement (as defined below) as well as a $50,000,000 revolving credit facility, of which $10,000,000 was undrawn as of March 30, 2016 (the term loan, together with the revolving credit facility, the “First Lien Facility”). The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the agent and First Lien Lenders in connection with the First Lien Facility.

As of March 31, 2017, Eagle Shipping’s total availability in the revolving credit facility under the First Lien Facility was $25,000,000.

The A&R First Lien Agreement contains financial covenants requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in Eagle Shipping’s fleet (plus the value of certain additional collateral) at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017, 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the First Lien Facility and maintain minimum liquidity of not less than the greater of (i) $8,140,000 and (ii) $185,000 per vessel in Eagle Shipping’s fleet. In addition, the A&R First Lien Agreement imposes operating restrictions on Eagle Shipping including limiting Eagle Shipping’s ability to, among other things: incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); and merge or consolidate with, or transfer all or substantially all of Eagle Shipping’s assets to, another person. The A&R First Lien Loan Agreement also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the First Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the First Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.

Upon entering into the A&R First Lien Loan Agreement, Eagle Shipping paid three quarters of amortization payments with respect to the term loan under the First Lien Facility in the aggregate amount of $11,718,750, paid down $30,158,500, a portion of the amount outstanding in respect of the revolving credit facility under the First Lien Facility, maintained a minimum liquidity of $8,140,000 and added cash to the balance sheet. In addition, Eagle Shipping paid the first quarter amortization of $3,906,250 under the previously outstanding Exit Financing Facility. For the fiscal quarters ending June 30, 2017, and June 30, 2018 and the fiscal years ending December 31, 2017 and December 31, 2018 (each, a “Semi-Annual Determination Date”), Eagle Shipping is obligated to repay the term loan under the First Lien Facility in an amount equal to 75% of Eagle Shipping’s excess cash flow for the two fiscal quarters ended as of such Semi-Annual Determination Date, subject to a cap of such mandatory prepayments of $15,625,000 in any fiscal year. Thereafter, Eagle Shipping will make payments of $3,906,250 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the term loan under the First Lien Facility on October 15, 2019.

Eagle Shipping has prepaid $8,546,250 of the term loan as of March 31, 2017 pursuant to the terms of the A&R First Lien Loan Agreement relating to mandatory prepayments upon sales of vessels. The repayment schedule above has therefore been adjusted to account for such prepayments made through March 31, 2017, such that Eagle Shipping is required to make payments of $3,680,939 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019. As a result of the mandatory prepayments made through March 31, 2017, Eagle Shipping is not required to comply with the minimum security covenant until October 2017 pursuant to the terms of the A&R First Lien Loan Agreement.

Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Exit Financing Facility, as guarantors, entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”) with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Lenders include certain of the Company’s existing shareholders as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and matures on January 14, 2020 (91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. Eagle Shipping used the proceeds from the Second Lien Facility to pay down $30,158,500, a portion of the amount outstanding in respect of the revolving credit facility under the First Lien Facility, pay three quarters of amortization payments under the First Lien Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, maintain a minimum liquidity of $8,140,000 and add cash to its balance sheet.

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

For the three-month period ended March 31, 2017, interest rates on our outstanding debt under First Lien Facility ranged from 4.77% to 4.99%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 5.31%. The interest rate on payment-in-kind interest on our Second Lien Facility was 15% including a margin over LIBOR. The weighted average effective interest rate on our Second Lien Facility including the amortization of debt discount for this period was 17.05%. The payment-in-kind interest is due January 19, 2020.

For the three-month period ended March 31, 2016, interest rates on our outstanding debt ranged from 3.86% to 6.39%, including a margin over LIBOR applicable under the terms of the Exit Financing Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 5.06%.

Interest Expense consisted of:

	March 31, 2017	March 31, 2016
First Lien Facility/Exit Financing Facility	$2,665,175	$2,509,142
Amortization of Debt issuance costs	1,444,963	308,504
Payment in kind interest on Second Lien Facility	2,334,893	-

Total Interest Expense	$6,445,031	$2,817,646

Interest paid amounted to $2,694,046 and $2,529,674 for the three months ended March 31, 2017 and 2016, respectively.

 Note 6. Derivative Instruments and Fair Value Measurements

Forward freight agreements and bunker swaps

The Company trades in forward freight agreements (“FFAs”), with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs have not qualified for hedge accounting treatment. As such, unrealized and realized losses are recognized as a component of other expense in the condensed consolidated statement of operations for the three months ended March 31, 2017. As of March 31, 2017, the Company recorded $293,007 as fair value of the derivatives which are classified as a current liability in the accompanying condensed consolidated balance sheet. As of December 31, 2016, the Company did not have any open positions and as such, no asset or liability is recorded in the accompanying consolidated balance sheets.

The effect of non-designated derivative instruments on the consolidated statements of operations is as follows:

Derivatives not designated as hedging instruments	Location of loss recognized	Amount of Loss
		For the three months ended March 31, 2017	For the three months ended March 31, 2016
FFAs	Other expense	$306,559	$-
Total		$306,559	$-

  Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of March 31, 2017 and December 31, 2016, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $738,201 and nil, respectively, which is recorded as other current assets in the condensed consolidated balance sheets.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our debt balances under First Lien Facility.

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

In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma) (the “OFAC Disclosure”). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company’s new board and management have implemented robust remedial measures and significantly enhanced its compliance safeguards, there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations

Other Commitments

On July 28, 2011, the Company entered into an agreement to charter-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for an additional one year. The hire rate for the first to seventh year is $13,500 per day and $13,750 per day for the eighth year option. Subsequent to March 31, 2017, the Company signed an agreement on April 3, 2017 to cancel this existing time chartered-in contract. See “Note 10. Subsequent Events” to the condensed consolidated financial statements.

On February 28, 2017, Eagle Bulk Ultraco LLC, a wholly-owned subsidiary of the Company, entered into a framework agreement (the “Agreement”) with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, a Norwegian OTC-listed entity (the “Sellers”), for the purchase of nine modern sister vessels built between 2012 and 2015 (each a “Vessel,” and collectively, the “Vessels”). Of the nine Vessels, three Vessels were subject to certain customary conditions as well as the approval of the requisite majority of the unitholders of the Sellers (the “Contingent Vessels”). The approval to acquire the Contingent Vessels was obtained subsequently on March 27, 2017. The aggregate purchase price for the nine Vessels is $153.0 million. The allocated purchase price for each Vessel is $17.0 million. The Company paid a deposit of $10.3 million in the first quarter of 2017 for the purchase of the first six Vessels.

Subsequent to close of the first quarter, the Company took delivery of two Vessels, Mystic Eagle, and Southport Eagle and the remaining Vessels are expected to be delivered charter free between May 2017 to September 2017.

 Note 8. Loss Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the three-month periods ended March 31, 2017 and March 31, 2016. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of March 31, 2017 does not include 1,843,211 unvested stock awards, 2,279,908 stock options and 152,266 warrants, as their effect was anti-dilutive. Diluted net loss per share as of March 31, 2016 does not include 39,231 stock awards, 68,867 stock options and 152,266 warrants, as their effect was anti-dilutive.

	March 31, 2017	March 31, 2016
Net loss	$(11,068,448)	$(39,278,670)
Weighted Average Shares-Basic	65,637,692	1,891,463
Dilutive effect of stock options and restricted stock units	-	-
Weighted Average Shares Diluted	65,637,692	1,891,463
Basic loss per share *	$(0.17)	$(20.77)
Diluted loss per share *	$(0.17)	$(20.77)

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016.

Note 9. Stock Incentive Plans

2016 Equity Compensation Plan

On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 5,348,613 shares of common stock which may be issued under the 2016 Plan. The 2016 Plan replaced the post-emergence Management Incentive Program (the “2014 Plan”) and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired, otherwise terminated, or canceled. As of December 31, 2016, 24,644 shares of common stock were subject to outstanding awards under the 2014 Plan. Under the terms of the 2016 Plan, awards for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan to any one employee of the Company and its subsidiaries during any one calendar year, and awards in the form of options and stock appreciation rights for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan. The total number of shares of common stock with respect to which awards may be granted under the 2016 Plan to any non-employee director during any one calendar year shall not exceed 500,000, subject to adjustment as provided in the 2016 Plan. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan.

On March 1, 2017, the Company granted 429,750 restricted shares of common stock to certain employees and management of the Company under the 2016 Plan. The shares vest ratably over three years. The fair value of the restricted shares at the date of the grant was $2.35 million. Amortization of this charge calculated using the graded method of vesting, which is included in general and administrative expenses for the three months ended March 31, 2017 was $123,215.

On March 1, 2017, the Company granted 337,000 options at an exercise price of $5.56 representing the average closing price per share of common stock, as quoted on the Nasdaq Global Select Market for the ten trading days immediately preceding March 15, 2017. The options have a five year term and will vest and become exercisable ratably in four equal installments on each of the four anniversaries of the grant date. The fair value of each option was determined to be $2.59. For the purposes of determining the non-cash compensation cost for the Company’s stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation,” the fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 1.72%, an expected stock price volatility factor of 64% and a dividend rate of 0%. Amortization of this charge calculated using the graded method of vesting, which is included in general and administrative expenses for the three months ended March 31, 2017 was $39,222.

As of March 31, 2017 and 2016, stock awards covering a total of 1,843,211 and 39,231 of the Company’s common shares, respectively, are outstanding under the 2014 Plan and 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to non-cash compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.

As of March 31, 2017 and 2016, options covering 1,865,865 and 68,867 of the Company’s common shares, respectively, are outstanding with exercise prices ranging from $4.28 to $505.00 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within seven years from the effective date.

Non-cash compensation expense for all stock awards and options included in General and administrative expenses:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Stock awards /Stock Option Plans	$2,170,700	$826,613

Total non-cash compensation expense	$2,170,700	$826,613

The future compensation to be recognized for all the grants issued for the nine months ending December 31, 2017, and the years ending December 31, 2018 and 2019 will be $4,584,037, $6,891,228 and $1,258,777, respectively.

Note 10. Subsequent Events

On April 3, 2017, the Company signed an agreement to cancel an existing time charter contract on a 37,000 dwt newbuilding Japanese vessel as discussed in “Note 7. Commitments and Contingencies” to the condensed consolidated financial statements. The Company agreed to pay a lump sum termination fee of $1.5 million relating to the cancellation. At the same time, the Company entered into an agreement, which is expected to be effective May 2017 to charter in a 61,400 dwt, 2013 built Japanese vessel for approximately four years (having the same redelivery dates as the aforementioned cancelled charter) with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operation for the three-month periods ended March 31, 2017 and 2016. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2016, which were included in our Form 10-K, filed with the SEC on March 31, 2017. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax dry bulk vessels in the world. Supramax dry bulk are vessels which are constructed with on-board cranes, ranging in size from approximately 50,000 to 59,000 dwt and Ultramax dry bulk vessels range in size from 60,000 to 65,000 dwt. They are considered a sub-category of the Handymax segment typically defined as 40,000 to 65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of March 31, 2017, we owned and operated a modern fleet of 41 Handymax dry bulk vessels. We chartered-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year. On April 3, 2017, we signed an agreement to cancel this existing time chartered-in contract, and, at the same time, we entered into an agreement to charter in a 61,400 dwt, 2013 built Japanese vessel for approximately four years (having the same redelivery dates as the aforementioned cancelled charter) with options for two additional years. See “Note 10. Subsequent Events” to the condensed consolidated financial statements.

We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/Ultramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The Company’s owned operating fleet consisted of 41 drybulk vessels, with an aggregate carrying capacity of 2,269,062 dwt, have an average age of 8.9 years as of March 31, 2017.

We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We own each of our vessels through a separate wholly-owned Marshall Islands limited liability company.

On December 13, 2016, the Company entered into the December Stock Purchase Agreement with the Investors, pursuant to which the Company agreed to issue to the Investors in the December Private Placement approximately 22.2 million shares of the Company’s common stock, par value $0.01 per share, at an initial purchase price of $4.50 per share, for aggregate gross proceeds of $100.0 million. On January 20, 2017, the Company closed its previously announced December Private Placement for aggregate gross proceeds of $100 million. The Company plans to use the proceeds from the December Private Placement for the acquisition of dry bulk tonnage and general corporate purposes. See “Note 2. Equity Offerings” to the condensed consolidated financial statements.

On February 28, 2017, Eagle Bulk Ultraco LLC, a wholly-owned subsidiary of the Company, entered into the Agreement with Sellers for the purchase of nine Vessels. Of the nine Vessels, three Vessels were Contingent Vessels. The approval to acquire the Contingent Vessels was obtained subsequently on March 27, 2017. The aggregate purchase price for the nine Vessels is $153.0 million. The allocated purchase price for each Vessel is $17.0 million. The Company paid a deposit of $10.3 million in the first quarter of 2017 for the purchase of the first six Vessels. Subsequent to the close of the quarter, the Company took the delivery of two Vessels, Mystic Eagle and Singapore Eagle and the remaining Vessels are expected to be delivered charter free between May 2017 to September 2017.

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

Strategy

Our financial performance is based on the following key elements of our business strategy:

(1)

concentration in one vessel category: Supramax/Ultramax dry bulk vessels, which we believe offer certain size, operational and geographical advantages relative to other classes of dry bulk vessels, such as Handy, Panamax and Capesize vessels,

(2)

an active owner-operator model where we seek to operate our own fleet and develop contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, we consistently monitor the dry bulk shipping market and, based on market conditions, will consider taking advantage of long-term time charters at higher rates when appropriate. As the Company executed on its chartering strategy, the percentage of revenue earned from voyage charters increased from 34% in the first quarter of 2016 to 41% in the first quarter of 2017, and

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of March 31, 2017:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Avocet	2010	53,462	Apr 2017	$8,000

Bittern	2009	57,809	May 2017	$10,000

Canary	2009	57,809	Apr 2017	$8,550

Cardinal	2004	55,362	May 2017	$13,000

Condor	2001	50,296	Apr 2017	Voyage

Crane	2010	57,809	May 2017	Voyage

Crested Eagle	2009	55,989	Jun 2017	$4,600	(1)

Crowned Eagle	2008	55,940	Apr 2017	$9,800

Egret Bulker	2010	57,809	May 2017	$13,000

Gannet Bulker	2010	57,809	May 2017	Voyage

Golden Eagle	2010	55,989	Jun 2017	$4,600	(2)

Goldeneye	2002	52,421	May 2017	$7,650

Grebe Bulker	2010	57,809	Apr 2017	$10,000

Hawk I	2001	50,296	May 2017	Voyage

Ibis Bulker	2010	57,775	May 2017	$8,000

Imperial Eagle	2010	55,989	Apr 2017	$10,500

Jaeger	2004	52,248	May 2017	Voyage

Jay	2010	57,802	Jul 2017	$10,500

Kestrel I	2004	50,326	Undergoing repairs	-	(7)

Kingfisher	2010	57,776	Apr 2017	Voyage

Martin	2010	57,809	May 2017	Voyage

Merlin	2001	50,296	May 2017	$11,500

Nighthawk	2011	57,809	May 2017	Voyage

Oriole	2011	57,809	Apr 2017	Voyage

Osprey I	2002	50,206	Apr 2017	$10,500

Owl	2011	57,809	May 2017	$11,500

Petrel Bulker	2011	57,809	May 2017	Voyage

Puffin Bulker	2011	57,809	Jun 2017	Voyage

Roadrunner Bulker	2011	57,809	Apr 2017	$600	(3)

Sandpiper Bulker	2011	57,809	Apr 2017	Voyage

Singapore Eagle	2017	61,530	Apr 2017	Voyage

Shrike	2003	53,343	May 2017	$13,000

Skua	2003	53,350	Apr 2017	$8,950

Sparrow	2000	48,225	Awaiting sale		(4)

Stamford Eagle	2016	61,530	Jun 2017	$14,250

Stellar Eagle	2009	55,989	Apr 2017	Voyage

Tern	2003	50,200	Apr 2017	$8,850

Thrasher	2010	53,360	Jun 2017	$4,250	(5)

Thrush	2011	53,297	Apr 2017	$7,000	(6)

Woodstar	2008	53,390	Apr 2017	Voyage

Wren	2008	53,349	Apr 2017	$9,100

(1)	The vessel is contracted to continue the existing time charter at an increased charter rate of $8,750 after May 29, 2017.
(2)	The vessel is contracted to continue the existing time charter at an increased charter rate of $8,750 after May 27, 2017.
(3)	The vessel is contracted to continue the existing time charter at an increased charter rate of $6,500 after April 11, 2017.
(4)

On March 15, 2017, the Company signed a memorandum of agreement to sell the vessel Sparrow for $4.8 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in the second quarter of 2017. The Company will record a gain of $1.8 million in the second quarter of 2017.

(5)	The vessel is contracted to continue the existing time charter at an increased charter rate of $8,850 after June 2, 2017
(6)	The vessel is contracted to continue existing time charter at an increased charter rate of $9,000 after April 5, 2017.
(7)	The vessel is undergoing emergency repairs after a grounding incident from March 8, 2017 and is expected to be in service from June 1, 2017.

Fleet Management

The management of our fleet includes the following functions:

●	Strategic management. We locate and obtain financing and insurance for, the purchase and sale of vessels.
●	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.
●	Technical management. We have established an in-house technical management function to perform day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly-owned subsidiaries of Eagle Shipping LLC, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company, Eagle Bulk Pte. Ltd, a Singapore company and Eagle Bulk Europe GmbH, a German Company. We currently have seventy-five shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provides the following services:

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations is based upon our interim unaudited consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

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

Results of Operations for the three-month periods ended March 31, 2017 and 2016:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three months Ended	Three months Ended
	March 31, 2017	March 31, 2016
Ownership Days	3,686	4,004
Chartered in Days	514	151
Available Days	4,134	4,096
Operating Days	4,105	4,030
Fleet Utilization (%)	99.3%	98.4%

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

•

Available days: We define available days as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, scheduled repairs or repairs under guarantee, vessel upgrades or special surveys and the aggregate amount of time that we spend positioning our vessels. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three-month period ended March 31, 2017, the Company did not drydock any vessels. During the three-month period ended March 31, 2016, the Company completed drydocking of five vessels of which two started in 2015.

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

The mix of charters between spot or voyage charters and mid-term time charters also affects revenues. Because the mix between voyage charters and time charters significantly affects shipping revenues and voyage expenses, vessel revenues are benchmarked based on time charter equivalent (“TCE”). TCE comprises revenue from vessels operating on time charters, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market. TCE serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue. TCE also serves as an industry standard for measuring revenue and comparing results between geographical regions and among competitors.

The following table represents the reconciliation of TCE for the three months ended March 31, 2017 and 2016:

	Three months Ended March 31, 2017	Three months Ended March 31, 2016
Revenue, Net	$45,855,057	$21,278,288
Voyage Expenses	13,353,347	9,244,047
Time charter equivalent	32,501,710	12,034,241

% of TCE from
Time charter	58%	63%
Voyage charter	39%	34%
Commercial pool	3%	3%

Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net time and voyage charter revenues in the quarter ended March 31, 2017 were $45,855,057 compared with $21,278,288 recorded in the comparable quarter in 2016. The increase in revenue was attributable to higher time charter hire rates in the first quarter of 2017 as well as increase in available days due to chartered in vessels. Our fleet utilization increased from 98.4% to 99.3% due to better vessel performance and lower off hire days.

Voyage Expenses

To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls, cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for vessels account. Voyage expenses for the three-month period ended March 31, 2017 were $13,353,347, compared to $9,244,047 in the comparable quarter in 2016. The increase was mainly attributable to an increase in the number of freight voyages in the current quarter compared to the comparable quarter as reflected in the table above in the prior year as well as increased bunker prices year over year.

Vessel Expenses

Vessel expenses for the three-month period ended March 31, 2017 were $17,955,519 compared to $20,480,635 in the comparable quarter in 2016. The lower vessel expenses were attributable to the efficiencies achieved through in-house technical management of vessels as well as vessel sales of the Falcon, Harrier, Peregrine and Kittiwake during 2016, and the sale of the Redwing in the first quarter of 2017 offset by the purchase of two Ultramax vessels which were delivered in the fourth quarter of 2016 and the first quarter of 2017 respectively.

We believe daily vessel operating expenses are a good measure for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Average daily vessel operating expenses for our fleet decreased by $244 per day to $4,871 in the first quarter of 2017 as compared to $5,115 in the comparable period in 2016.

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

Charter hire expenses

The charter hire expenses for the three-month periods ended March 31, 2017 were $3,873,332 compared to $1,488,518 in the comparable quarter in 2016. The increase in charter hire expense was principally due to increase in the number of chartered in vessels. The Company chartered in a 63,000 dwt newbuilding vessel in May 2016 for a period of nine to fourteen months and a 61,000 dwt newbuilding vessel that was delivered in July 2016 for a period of eleven to thirteen months. In addition, the Company chartered in vessels on a short-term basis as needed. The total chartered in days for the three-month period ended March 31, 2017 were 562 compared to 151 for the comparable quarter in the prior year.

Depreciation and Amortization

For the three-month periods ended March 31, 2017 and 2016, total depreciation and amortization expense was $7,492,808    and $9,396,701, respectively. Total depreciation and amortization expense for the three-month period ended March 31, 2017 includes $6,510,735 of vessel and other fixed assets depreciation and $982,073 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended March 31, 2016 were $8,902,929 of vessel and other fixed assets depreciation and $493,772 of amortization of deferred drydocking costs. The decrease in depreciation expense is attributable to the sale of five vessels during 2016 and the first quarter of 2017 and lower book value of vessels subsequent to the impairment charge of $129,027,862 recorded in the first and fourth quarters of 2016 offset by purchase of two new Ultramax vessels in the fourth quarter of 2016 and first quarter of 2017. The decrease in depreciation expense was offset by an increase in drydock amortization.

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

General and administrative expenses for the three-month periods ended March 31, 2017 and 2016 were $7,778,821 and $5,331,343, respectively. These general and administrative expenses include a non-cash compensation component of $2,170,700 and $826,613 for 2017 and 2016, respectively. The increase in general and administrative expenses was mainly attributable to increases in advisers’ fees, non-cash compensation expense and general and administrative expenses relating to our new office in Germany offset by a decrease in rental expense due to moving the corporate office to Stamford, Connecticut in March 2016 which necessitated payment of rent on both offices for the three-month period ended March 31, 2016.

Interest Expense

Our interest expense for the three-month periods ending March 31, 2017 and 2016 was $6,445,031 and $2,817,646, respectively. The increase in interest expense is primarily due to assumption of debt under Second Lien Facility which bears a payment-in-kind interest rate of 15% including a margin over LIBOR and higher amortization of deferred financing costs and debt discount.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with the First Lien Facility, the Second Lien Loan Facility and Exit Financing Facility. The Company paid $3,086,947 (2,340,627 paid in the first quarter of 2016) during 2016 in connection with the First Lien Facility and the Second Lien Loan Facility and $6,575,000 during 2014 for the Exit Financing Facility, which is recorded as debt issuance costs that amortize over the term of the related loan. In addition, in the first quarter of 2016, the Company issued shares of common stock, the fair value of which was determined to be $17.8 million to Second Lien Lenders, which was also recorded as debt discount and amortized over the term of the Second Lien Facility. For the three-month periods ended March 31, 2017 and 2016, the amortization of debt issuance costs was $1,443,963 and $308,504, respectively.

Refinancing Expenses

Refinancing charges for the three-month period ended March 31, 2017 and 2016 were none and $5,634,260 respectively. These costs primarily relate to the professional fees incurred in connection with the refinancing transaction, which was closed on March 30, 2016.

Effects of Inflation

      We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	Three months Ended March 31, 2017	Three months Ended March 31, 2016
Net cash used in operating activities	$(2,009,318)	$(19,494,868)
Net cash used in investing activities	(21,873,831)	(508,792)
Net cash provided by financing activities	93,134,753	11,876,073

Increase/(Decrease) in cash and cash equivalents	69,251,604	(8,127,587)
Cash and cash equivalents, beginning of period	76,516,110	24,896,161

Cash and cash equivalents, end of period	$145,767,714	$16,768,574

Net cash used in operating activities during the three-month period ended March 31, 2017 and 2016 was $2,009,318 and $19,494,868, respectively. The cash flow from operating activities improved over prior year primarily due to increase in charter hire rates because of improvement in dry bulk market.

Net cash used in investing activities during the three-month period ended March 31, 2017 was $21,873,831, compared with $508,792 during the corresponding three-month period ended March 31, 2016. The increase in cash used in investing activities relates to the purchase of one Ultramax Vessel for $17.0 million and $10.3 million paid as an advance towards the purchase of six Vessels, which are expected to be delivered between the second and third quarters of 2017.

Net cash provided by financing activities during the three-month period ended March 31, 2017 was $93,134,753 compared with $11,876,073 during the corresponding three-month period ended March 31, 2016. The Company received net proceeds of $96.0 million in the December Private Placement, which closed on January 20, 2017 and repaid $2,895,250 of its term loan under the First Lien Facility from the proceeds of the sale of the vessel Redwing. In the first quarter of 2016, the Company received proceeds of $60.0 million from the Second Lien Facility and repaid $15.6 million of its term loan and $30.1 million of its revolver loan under the Exit Financing Facility as part of the debt restructuring transaction, which closed on March 30, 2016. The Company paid $2.3 million as deferred financing costs relating to the restructuring transaction.

On February 28, 2017, Eagle Bulk Ultraco LLC, a wholly-owned subsidiary of the Company, entered into the Agreement with Sellers for the purchase of nine Vessels. Of the nine Vessels, three Vessels were Contingent Vessels. The approval to acquire the Contingent Vessels was obtained subsequently on March 27, 2017. The aggregate purchase price for the nine Vessels is $153.0 million. The allocated purchase price for each Vessel is $17.0 million. The Company paid a deposit of $10.3 million in the first quarter of 2017 for the purchase of the first six Vessels. Subsequent to the quarter, the Company took delivery of two Vessels, Mystic Eagle and Southport Eagle and the remaining Vessels are expected to be delivered charter free between May 2017 to September 2017.

Our principal sources of funds are operating cash flows, long-term bank borrowings and borrowings under our revolving credit facility. Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments of interest on our outstanding loan facilities.

First Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Company’s senior secured credit facility (the “Exit Financing Facility”), as guarantors, entered into an Amended and Restated First Lien Loan Agreement (the “A&R First Lien Loan Agreement”) with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amended and restated the Exit Financing Facility in its entirety, provided for Eagle Shipping to be the borrower in the place of the Company, and further provided for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure (as defined in Note 7 “Commitments and Contingencies - Legal Proceedings”) to the condensed consolidated financial statements. The A&R First Lien Loan Agreement provides for a term loan which was outstanding as of March 30, 2016, in the amount of $201,468,750 after giving effect to the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement (as defined below) as well as a $50,000,000 revolving credit facility, of which $10,000,000 was undrawn as of March 30, 2016 (the term loan, together with the revolving credit facility, the “First Lien Facility”). The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the agent and First Lien Lenders in connection with the First Lien Facility.

As of March 31, 2017, Eagle Shipping’s total availability in the revolving credit facility under the First Lien Facility was $25,000,000.

Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Exit Financing Facility, as guarantors, entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”) with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Lenders include certain of the Company’s existing shareholders as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and matures on January 14, 2020 (91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. Eagle Shipping used the proceeds from the Second Lien Facility to pay down $30,158,500, a portion of the amount outstanding in respect of the revolving credit facility under the First Lien Facility, pay three quarters of amortization payments under the First Lien Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, maintain a minimum liquidity of $8,140,000 and add cash to its balance sheet.

Refer to “Note. 5 Debt” to the condensed consolidated financial statements.

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

As of March 31, 2017, our cash balance was $145,767,714, compared to a cash balance of $76,516,110 at December 31, 2016. Also recorded as Restricted Cash is an amount of $74,917, which collateralizes letters of credit relating to our office leases.

As of March 31, 2017, our total availability in the revolving credit facility under the First Lien Facility was $25,000,000.

At March 31, 2017, the Company’s debt consisted of $206,203,750 in term loans, net of $4,319,000 of debt discount and deferred financing costs and the Second Lien Facility of $69,662,736, net of $14,719,336 of deferred financing costs.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance the revenue earning capabilities and safety of these vessels.

In addition to acquisitions that we may undertake in future periods, the other major capital expenditures include funding the Company’s program of regularly scheduled drydocking necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its dry docking, the costs are relatively predictable. The Company anticipates that vessels are to be drydocked every five years for vessels younger than 15 years and every two and a half years for vessels older than 15 years, accordingly, these expenses will be deferred and amortized over that period. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the three months ended March 31, 2017, none of our vessels was drydocked. In the three months ended March 31, 2016, three of our vessels were drydocked, and we incurred $1,276,178 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2017	-	-
September 30, 2017	22	$0.65 million
December 31, 2017	-	-
March 31, 2018	-	-

(1)	Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2)	Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to “Note 7. Commitments and Contingencies - Legal Proceedings” to our condensed consolidated financial statements for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2017.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 7. “Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements and is incorporated by reference herein.

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company sold securities without registration under the Securities Act, as previously disclosed on a Current Report on Form 8-K.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

10.1*	Framework Agreement, dated as of February 28, 2017, by and between Eagle Bulk Ultraco LLC and Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust.
10.2

Form of Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017.

10.3

Form of Option Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017.

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i)Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

** Furnished herewith.

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

Date: May 9, 2017

By: /s/ Frank De Costanzo

--------------------------------------------------------------------------------

Frank De Costanzo

Chief Financial Officer

(Principal financial officer of the registrant)

Date: May 9, 2017