Form 10-Q
period 2017-06-30
Eagle Bulk Shipping Inc.
filed 2017-08-08
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of registrant’s common stock outstanding as of August 8, 2017: 74,103,956.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

Effective as of the opening of trading on August 5, 2016, the Company completed a 1 for 20 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.01 per share, as previously approved by our Board of Directors ( the "Board of Directors") and our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the Reverse Stock Split as well as the applicable exercise price. In addition, proportional adjustments were made to the number of shares of common stock issuable upon exercise of outstanding warrants and to the exercise price of such warrants, pursuant to the terms thereof. No fractional shares were issued in connection with the Reverse Stock Split, and shareholders who would have received a fractional share of common stock in connection with the Reverse Stock Split instead received a cash payment in lieu of such fractional share. All references to common stock and all per share data contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 (the "Quarterly Report on Form 10-Q") have been retrospectively adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) changes in demand in the dry bulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of dry bulk vessel newbuilding orders or lower than anticipated rates of dry bulk vessel scrapping; (iii) changes in rules and regulations applicable to the dry bulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (v) changes in trading patterns significantly impacting overall dry bulk tonnage requirements; (vi) changes in the typical seasonal variations in dry bulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures; and (xi) the outcome of legal proceeding in which we are involved; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). This discussion also includes statistical data regarding world dry bulk fleet and orderbook and fleet age. We generated some of this data internally, and some was obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$68,683,505	$76,516,110
Accounts receivable	11,261,855	5,089,708
Prepaid expenses	3,065,114	3,093,962
Inventories	12,570,540	10,876,713
Vessels held for sale	15,210,204	8,688,601
Other current assets	1,217,330	22
Total current assets	112,008,548	104,265,116
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $86,324,808 and $76,463,743, respectively	662,179,523	567,592,950
Advances for vessels purchase	20,863,466	1,926,886
Other fixed assets, net of accumulated amortization of $382,736 and $307,880, respectively	760,811	632,805
Restricted cash	74,917	74,917
Deferred drydock costs, net	9,873,520	11,507,309
Other assets	1,026,744	381,634
Total noncurrent assets	694,778,981	582,116,501
Total assets	$806,787,529	$686,381,617
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,841,063	$7,135,156
Accrued interest	13,655	28,872
Other accrued liabilities	8,114,876	11,545,447
Fair value below contract value of time charters acquired	—	820,313
Unearned charter hire revenue	6,415,987	6,046,032
Total current liabilities	22,385,581	25,575,820
Noncurrent liabilities:
First Lien Facility, net of debt discount and debt issuance costs	199,913,956	204,352,318
Second Lien Facility, inclusive of payment-in-kind interest, net of debt discount and debt issuance costs	58,615,505	51,591,226
Ultraco Debt Facility, net of debt discount and debt issuance costs	38,507,000	—
Other liabilities	320,046	483,132
Fair value below contract value of time charters acquired	2,840,962	3,896,482
Total noncurrent liabilities	300,197,469	260,323,158
Total liabilities	322,583,050	285,898,978
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 70,329,050 and 48,106,827 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	703,291	481,069
Additional paid-in capital	883,826,230	783,369,698
Accumulated deficit	(400,325,042)	(383,368,128)
Total stockholders’ equity	484,204,479	400,482,639
Total liabilities and stockholders’ equity	$806,787,529	$686,381,617

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues, net	$53,631,224	$25,590,434	$99,486,281	$46,868,722

Voyage expenses	13,379,664	7,450,149	26,733,011	16,694,196
Vessel expenses	19,308,802	18,594,587	37,264,321	39,075,222
Charter hire expenses	6,445,580	1,668,239	10,318,912	3,156,757
Depreciation and amortization	8,020,597	9,654,129	15,513,405	19,050,830
General and administrative expenses	8,589,979	4,874,719	16,368,800	10,206,062
Refinancing expenses	—	239,390	—	5,873,650
Loss / (gain) on sale of vessels	(1,805,785)	401,210	(1,897,899)	401,210
Vessel impairment	—	—	—	6,167,262
Total operating expenses	53,938,837	42,882,423	104,300,550	100,625,189
Operating loss	(307,613)	(17,291,989)	(4,814,269)	(53,756,467)

Interest expense	6,858,716	4,902,857	13,303,747	7,720,503
Interest income	(185,641)	(58)	(375,439)	(3,512)
Other (income) / expense	(1,092,222)	300,785	(785,663)	300,785
Total other expense, net	5,580,853	5,203,584	12,142,645	8,017,776
Net loss	$(5,888,466)	$(22,495,573)	$(16,956,914)	$(61,774,243)

Weighted average shares outstanding:
Basic	70,329,050	2,254,665	67,996,330	2,073,068
Diluted	70,329,050	2,254,665	67,996,330	2,073,068

Per share amounts:
Basic net loss	$(0.08)	$(9.98)	$(0.25)	$(29.80)
Diluted net loss	$(0.08)	$(9.98)	$(0.25)	$(29.80)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(5,888,466)	$(22,495,573)	$(16,956,914)	$(61,774,243)

Comprehensive loss	$(5,888,466)	$(22,495,573)	$(16,956,914)	$(61,774,243)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Common Stock	Common Stock Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2017	48,106,827	$481,069	$783,369,698	$(383,368,128)	$400,482,639
Net loss	—	—	—	(16,956,914)	(16,956,914)
Issuance of shares in connection with private placement, net of issuance costs	22,222,223	222,222	95,807,781	—	96,030,003
Non-cash compensation	—	—	4,648,751	—	4,648,751
Balance at June 30, 2017	70,329,050	$703,291	$883,826,230	$(400,325,042)	$484,204,479

	Common Stock*	Common Stock Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2016	1,883,303	$18,833	$678,171,322	$(159,845,693)	$518,344,462

Net loss	—	—	—	(61,774,243)	(61,774,243)
Issuance of shares in connection with the entry into the Second Lien Loan Agreement	371,276	3,713	(3,713)	—	—
Vesting of restricted shares withheld for employee tax	410	4	(2,942)		(2,938)
Non-cash compensation	—	—	1,668,546	—	1,668,546
Balance at June 30, 2016	2,254,989	$22,550	$679,833,213	$(221,619,936)	$458,235,827

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective August 5, 2016.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(16,956,914)	$(61,774,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,538,266	17,661,150
Amortization of deferred drydocking costs	1,975,139	1,389,680
Amortization of debt issuance costs	2,901,948	799,648
Amortization of fair value below contract value of time charter acquired	(375,833)	(251,096)
Payment-in-kind interest on debt	4,977,219	2,123,333
Impairment of Vessels	—	6,167,262
Net unrealized (gain) / loss on fair value of derivative instruments	(736,609)	294,150
Non-cash compensation expense	4,648,751	1,668,546
Fees paid on termination of time charter agreement	(1,500,000)	—
Drydocking expenditures	(341,350)	(2,037,821)
Loss / (gain) on sale of vessels	(1,897,899)	401,210
Changes in operating assets and liabilities:
Accounts receivable	(6,172,147)	1,513,372
Other current and non-current assets	(1,125,809)	(1,102,129)
Prepaid expenses	28,848	420,930
Inventories	(1,693,827)	(1,272,579)
Accounts payable	705,907	(319,601)
Accrued interest	(15,217)	(401,232)
Other accrued and other non-current liabilities	(3,593,657)	83,551
Unearned revenue	369,955	2,036,721
Net cash used in operating activities	(5,263,229)	(32,599,148)

Cash flows from investing activities:
Vessel Improvements	(413,801)	(237,235)
Purchase of vessels	(120,918,014)	—
Advance for purchase of vessels	(20,863,466)	—
Proceeds from sale of vessels	10,586,500	5,767,000
Changes in restricted cash	—	66,244
Purchase of Other Fixed assets	(204,348)	(421,028)
Net cash (used in)/provided by investing activities	(131,813,129)	5,174,981

Cash flows from financing activities:
Proceeds from Second Lien Facility	—	60,000,000
Proceeds from Revolver Loan Facility under First Lien Facility	—	5,158,500
Repayment of Term Loan	(5,293,250)	(17,659,000)
Repayment of Revolver Loan	—	(30,158,500)
Proceeds from Ultraco Debt Facility	40,000,000	—
Proceeds from the common stock private placement, net of issuance costs	96,030,003	—
Cash used to settle net share equity awards	—	(2,938)
Financing costs paid to lender	(918,000)	(600,000)
Other financing costs	(575,000)	(2,336,009)
Net cash provided by financing activities	129,243,753	14,402,053

Net decrease in cash and cash equivalents	(7,832,605)	(13,022,114)
Cash and cash equivalents at beginning of period	76,516,110	24,896,161
Cash and cash equivalents at end of period	$68,683,505	$11,874,047

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation and General Information

The accompanying condensed consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or similar terms). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, charter and operation of dry bulk vessels. The Company’s fleet is comprised of Supramax and Ultramax dry bulk carriers and the Company operates its business in one business segment.

As of June 30, 2017, the Company owned and operated a modern fleet of 46 oceangoing vessels, 38 Supramax and 8 Ultramax vessels with a combined carrying capacity of 2,600,542 dwt and an average age of approximately 7.7 years excluding vessels held for sale.

Additionally, the Company chartered-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year. On May 10, 2017, the Company signed an agreement to cancel this existing time charter contract. The Company agreed to pay a lump sum termination fee of $1.5 million relating to the cancellation. At the same time, the Company entered into an agreement with the same lessor, effective April 28, 2017, to charter in a 61,400 dwt, 2013 built Japanese vessel for approximately four years (having the same redelivery dates as the aforementioned canceled charter) with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. The $1.5 million early termination fee was accounted for as a reduction of fair value below time charters acquired in the condensed consolidated balance sheet as of June 30, 2017.

For the three and six-month periods ended June 30, 2017 and 2016, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.

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

The accompanying condensed consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its condensed consolidated financial position and results of operations for the interim periods presented. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current period's presentation. Specifically, reclassifications were made in the prior year's condensed consolidated statement of operations for three and six-month periods ended June 30, 2016 to combine the captions loss on vessels held for sale of $115,000 and loss on sale of vessels of $286,210. The unrealized loss on derivatives on the condensed consolidated statement of cash flows for the six months ended June 30, 2016 has been separately presented in the adjustments to reconcile net loss to net cash used in operating activities.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

We adopted the provisions of Accounting Standard Update (“ASU”) 2015-11 “Simplifying the Measurement of Inventory”, issued by the Financial Accounting Standards Board (“FASB”) as of January 1, 2017. Accordingly, we report our bunker inventory at lower of cost and net realizable value. There is no impact on the condensed consolidated financial statements because of the adoption of the new accounting standard.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are useful lives of fixed assets, the period of amortization, asset impairment, and stock-based compensation.

Note 2. Equity Offerings

On December 13, 2016, the Company entered into a Stock Purchase Agreement with certain investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors in a private placement exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (the “December Private Placement”) approximately 22.2 million shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $4.50 per share, for aggregate gross proceeds of $100.0 million. On January 20, 2017, the Company closed the previously announced December Private Placement for aggregate net proceeds of $96.0 million. The Company principally used the proceeds to acquire two Ultramax vessels and for a portion of the payments required to acquire the Greenship Vessels (as defined in "Note 5 Debt - Ultraco Debt Facility" to the condensed consolidated financial statements).

Note 3. New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers. This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration. The requirements of this standard include an increase in required disclosures. Management has assembled an internal project team and is currently analyzing contracts with our customers covering the significant streams of the Company's annual revenues under the provisions of the new standard as well as changes necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management will apply the modified retrospective transition method and will recognize the cumulative effect of adopting this standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. Prior periods will not be retrospectively adjusted. The Company continues to make progress in its implementation and assessment of the new revenue standard. While the assessment is still ongoing, based on the progress made to date, the Company expects that the timing of recognition of revenue for certain ongoing charter contracts will be impacted as well as the timing of recognition of certain voyage related costs. The Company is also evaluating the presentation of revenue in its condensed consolidated statement of operations after the adoption of ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The requirements of this standard include an increase in required disclosures. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures. Management expects that the Company will recognize increases in reported amounts for vessel and other fixed assets and related lease liabilities upon adoption of the new standard. Refer to “Note 7. Commitments and Contingencies” to the condensed consolidated financial statements for disclosure about the Company’s time charter and lease commitments as of June 30, 2017.

Note 4. Vessels

Vessel and Vessel Improvements

As of June 30, 2017, the Company’s owned operating fleet consisted of 46 dry bulk vessels.

On November 14, 2016, the Company, through its subsidiary Eagle Bulk Shipco LLC, signed a memorandum of agreement to acquire a 2017 built 64,000 dwt SDARI-64 Ultramax dry bulk vessel constructed at Chengxi Shipyard Co., Ltd for $17.9 million. The Company took delivery of the vessel, the Singapore Eagle, on January 11, 2017.

On January 6, 2017, the Company sold the vessel Redwing for $5.8 million, after brokerage commissions and associated selling expenses, and recorded a net gain of approximately $0.1 million.The vessel was classified as an asset held for sale as of December 31, 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility (as defined herein).

On February 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a framework agreement with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, a Norwegian OTC-listed entity (the "Greenship Sellers"), for the purchase of nine modern sister vessels built between 2012 and 2015, the Greenship Vessels (the "Greenship Purchase Agreement"). The aggregate purchase price for the nine Greenship Vessels is $153.0 million. The allocated purchase price for each Greenship Vessel is $17.0 million. The Company took delivery of six of the nine Greenship Vessels during the second quarter and is expected to take delivery of the remaining Greenship Vessels in the third quarter of 2017. As of June 30, 2017, the Company paid a deposit of $20.8 million towards the delivery of the remaining three Greenship Vessels.

On March 15, 2017, the Company sold the vessel Sparrow for $4.8 million after brokerage commissions and associated selling expenses, and recorded a net gain of approximately $1.8 million. The vessel was classified as an asset held for sale as of March 31, 2017. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

On May 31, 2017, the Company signed a memorandum of agreement to sell the vessel Woodstar for $7.8 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the third quarter of 2017. The Company expects to recognize a gain of $0.2 million. A portion of the proceeds will be used towards repayment of the term loan under the First Lien Facility (as defined in "Note 5 Debt" to the condensed consolidated financial statements). As of June 30, 2017, the Company reported the carrying amount of the vessel as a current asset in its condensed consolidated balance sheet.

On June 15, 2017, the Company signed a memorandum of agreement to sell the vessel Wren for $7.6 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the fourth quarter of 2017. The Company expects to recognize a gain of $0.05 million. A portion of the proceeds will be used towards repayment of the term loan under the First Lien Facility. Please refer to “Note 5 Debt—First Lien Facility” to the condensed consolidated financial statements. As of June 30, 2017, the Company reported the carrying amount of the vessel as a current asset in its condensed consolidated balance sheet.

Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2016	$567,592,950
Advance paid for purchase of Singapore Eagle at December 31, 2016	1,926,886
Purchase of Vessels and Vessel Improvements	121,331,815
Transfer to vessels held for sale	(15,210,204)
Vessel depreciation expense	(13,461,924)
Vessels and Vessel Improvements, at June 30, 2017	$662,179,523

Note 5. Debt

	June 30, 2017	December 31, 2016
First Lien Facility	$203,805,750	$209,099,000
Debt issuance costs - First Lien	(3,891,794)	(4,746,682)
First Lien Facility, net of debt issuance costs	199,913,956	204,352,318
Second Lien Facility	72,305,062	67,327,843
Debt discount and Debt issuance costs - Second Lien Facility	(13,689,557)	(15,736,617)
Second Lien Facility, net of Debt issuance costs and debt discount	58,615,505	51,591,226
Ultraco Debt Facility	40,000,000	—
Debt discount and debt issuance costs - Ultraco debt facility	(1,493,000)	—
	38,507,000	—
Total debt	$297,036,461	$255,943,544

First Lien Facility

On March 30, 2016, Eagle Shipping LLC, a limited liability company organized under the laws of the Marshall Islands (“Eagle Shipping”), as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Company’s senior secured credit facility (the “Exit Financing Facility”), as guarantors, entered into an Amended and Restated First Lien Loan Agreement (the “A&R First Lien Loan Agreement”) with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amends and restates the Exit Financing Facility in its entirety, provides for Eagle Shipping to be the borrower in the place of the Company, and further provides for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure (as defined in “Note 7 Commitments and Contingencies - Legal Proceedings” to the condensed consolidated financial statements). The A&R First Lien Loan Agreement provides for a term loan in the amount of $201,468,750 after giving effect to the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement (as defined below) as well as a $50,000,000 revolving credit facility, of which $10,000,000 was undrawn as of March 30, 2016 (the term loan, together with the revolving credit facility, the “First Lien Facility”). The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the agent and First Lien Lenders in connection with the First Lien Facility on March 30, 2016.

As of June 30, 2017, Eagle Shipping’s total availability in the revolving credit facility under the First Lien Facility was $25,000,000.

The A&R First Lien Loan Agreement contains financial covenants requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in Eagle Shipping’s fleet (plus the value of certain additional collateral) at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017, 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the First Lien Facility and maintain minimum liquidity of not less than the greater of (i) $8,140,000 and (ii) $185,000 per vessel in Eagle Shipping’s fleet. In addition, the A&R First Lien Loan Agreement imposes operating restrictions on Eagle Shipping including limiting Eagle Shipping’s ability to, among other things: incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); and merge or consolidate with, or transfer all or substantially all of Eagle Shipping’s assets to, another person. The A&R First Lien Loan Agreement also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the First Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the First Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.

Upon entering into the A&R First Lien Loan Agreement on March 30, 2016, Eagle Shipping paid three quarters of amortization payments with respect to the term loan under the First Lien Facility in the aggregate amount of $11,718,750, paid down $30,158,500, a portion of the amount outstanding in respect of the revolving credit facility under the First Lien Facility, maintained a minimum liquidity of $8,140,000 and added cash to the balance sheet. In addition, Eagle Shipping paid the first quarter amortization of $3,906,250 under the previously outstanding Exit Financing Facility. On June 30, 2017, December 31, 2017, June 30, 2018 and December 31, 2018 (each, a “Semi-Annual Determination Date”), Eagle Shipping is obligated to repay the term loan under the First Lien Facility in an amount equal to 75% of Eagle Shipping’s excess cash flow for the two fiscal quarters ended as of such Semi-Annual Determination Date, subject to a cap of such mandatory prepayments of $15,625,000 in any fiscal year. For the two fiscal quarters ended June 30, 2017, there was no excess cash flow and therefore no repayment of the term loan was made under the First Lien Facility. Thereafter, Eagle Shipping will make payments of $3,906,250 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the term loan under the First Lien Facility on October 15, 2019.

Additionally, Eagle Shipping has prepaid $5,651,000 during the year ended December 31, 2016 and $5,293,250 for the six months ended June 30, 2017 pursuant to the terms of the A&R First Lien Loan Agreement relating to mandatory prepayments upon sales of vessels. The repayment schedule above has therefore been adjusted to account for such prepayments made through June 30, 2017, such that Eagle Shipping is required to make payments of $3,680,939 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019. As a result of the mandatory prepayments made through June 30, 2017, Eagle Shipping is not required to comply with the minimum security covenant until October 2017 pursuant to the terms of the A&R First Lien Loan Agreement.

Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Exit Financing Facility, as guarantors, entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”) with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Lenders include certain of the Company’s existing shareholders as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and matures on January 14, 2020 (91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. The payment-in-kind interest represents a non-cash operating and financing activity on the condensed consolidated statement of cash flows for the six month periods ended June 30, 2017 and 2016. Eagle Shipping used the proceeds from the Second Lien Facility to pay down $30,158,500, a portion of the amount outstanding in respect of the revolving credit facility under the First Lien Facility, pay three quarters of amortization payments under the First Lien Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, maintain a minimum liquidity of $8,140,000 and add cash to its balance sheet.

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

Ultraco Debt Facility

On June 28, 2017, Eagle Bulk Ultraco LLC (“Ultraco”), a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”), the lenders thereunder (the “Ultraco Lenders”), the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Ultraco Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner. The Ultraco Debt Facility provides for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of nine vessels (the "Greenship Vessels") to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility were used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of the Greenship Vessels. The outstanding borrowings under the Ultraco Debt Facility bear interest at LIBOR plus 2.95% per annum. The Ultraco Debt Facility also provides for the payment of certain other fees and expenses by Ultraco.

Mr. Bart Veldhuizen, a member of the Board of Directors of the Company, is on the board of managing directors of DVB Bank SE, where he is responsible for the bank’s shipping and offshore franchises. Mr. Veldhuizen did not participate in discussions of the Board of Directors of the Company concerning the Ultraco Debt Facility.

As of June 30, 2017, the Company has drawn $40,000,000 of the credit facility relating to acquisition of six of the nine Greenship Vessels.

The Ultraco Debt Facility matures on the earlier of (i) five years after the delivery of the last remaining Greenship Vessel to occur and (ii) October 31, 2022. There are no fixed repayments until January 2019 (the "First Repayment Date"). Ultraco is required to make quarterly repayments of principal in an amount of $1,075,601 beginning in the first quarter of 2019 based on the six Greenship Vessels delivered as of June 30, 2017, with a final balloon payment to be made at maturity. The quarterly principal repayment will increase to $1,602,270 after the delivery of the remaining three Greenship Vessels, which is expected to occur in the third quarter of 2017. The Ultraco Debt Facility allows for increased commitments, subject to the satisfaction of certain conditions and the obtaining of certain approvals, in an aggregate principal amount of up to the lesser of (i) $38,800,000 and (ii) 40% of the aggregate fair market value of any additional vessels to be financed with such incremental commitment.

Ultraco’s obligations under the Ultraco Debt Facility are secured by, among other items, a first priority mortgage on each of the Greenship Vessels and such other vessels that it may from time to time include with the approval of the Ultraco Lenders, an assignment of earnings of the Greenship Vessels, an assignment of all charters with terms that may exceed 12 months, an assignment of insurances, an assignment of certain master agreements, and a pledge of the membership interests of each of Ultraco’s vessel-owning subsidiaries. In the future, Ultraco may grant additional security to the Ultraco Lenders from time to time.

 The Ultraco Debt Facility contains financial covenants requiring Ultraco, among other things: to ensure that the aggregate market value of the Greenship Vessels (plus the value of certain additional collateral) is at all times not less than 150% of the aggregate principal amount of debt outstanding (subject to certain adjustments); to maintain cash or cash equivalents not less than (a) a liquidity reserve of $600,000 in respect of each Greenship Vessel and (b) a debt service reserve of $600,000 in respect of each Greenship Vessel, a portion of which may be utilized to satisfy the obligations under the Ultraco Debt Facility upon satisfaction of certain conditions; however, the cash or cash equivalents cannot be less than the greater of (i) $7.5 million or (ii) 12% of the consolidated total debt of Ultraco and its subsidiaries;to maintain at all times a ratio of consolidated tangible net worth to consolidated total assets of not less than 0.35 to 1.00; to maintain a consolidated interest coverage ratio beginning after the second anniversary of June 28, 2017, of not less than a range varying from 2.00 to 1.00 to 2.50 to 1.00; and to maintain a ballast water treatment systems reserve of $4,550,000, which may be released upon the satisfaction of certain conditions. In addition, the Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Ultraco Guarantors, including limiting Ultraco’s and the Ultraco Guarantors’ ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur.

As a result of the receipt of extensions from the United States Coast Guard (the "USCG") regarding compliance with a USCG approved ballast water treatment systems ("BWMS"), the funds held in the ballast water treatment system reserve account have been released for Ultraco's use subsequent to the quarter ended June 30, 2017. Please refer to "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Vessel Expense."

The Ultraco Debt Facility also includes customary events of default, including those relating to: a failure to pay principal or interest; a breach of covenant, representation or warranty; a cross-default to other indebtedness; the occurrence of certain bankruptcy and insolvency events; the occurrence of certain ERISA events; a judgment default; the cessation of business; the impossibility or unlawfulness of performance of the loan documents; the ineffectiveness of any material provision of any loan document; the occurrence of a material adverse effect; and the occurrence of certain swap terminations.

Interest Rates

 For the three-month period ended June 30, 2017, interest rates on the First Lien Facility ranged from 4.98% to 5.15% including a margin over LIBOR applicable under the terms of the First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.58%.

 For the three-month period ended June 30, 2016, interest rates on the First Lien Facility ranged from 3.94% to 4.53% including a margin over LIBOR applicable under the terms of the First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.44%.

 For the six-month period ended June 30, 2017, interest rates on our outstanding debt under First Lien Facility ranged from 4.77% to 5.15%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 5.41%.

 For the six-month period ended June 30, 2016, interest rates on the First Lien Facility ranged from 3.86% to 4.53% including a margin over LIBOR applicable under the terms of the First Lien facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.48%.

 For the three and six-month period ended June 30, 2017, interest rate on the Ultraco Debt Facility was 4.08% including a margin over LIBOR applicable under the terms of the Ultraco Debt Facility which was entered into on June 28, 2017.

 For the three and six-month periods ended June 30, 2017 and June 30, 2016, the payment-in-kind interest rate on our Second Lien Facility was 15% including a margin over LIBOR. The weighted average effective interest rate on our Second Lien Facility including the amortization of debt discount for this period was 17.05%. The payment-in-kind interest is due January 19, 2020.

 Interest Expense consisted of:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
First Lien Facility/Exit Financing Facility	$2,745,748	$2,288,380	$5,410,923	$4,797,522
Amortization of Debt issuance costs	1,456,986	491,144	2,901,948	799,648
Payment in kind interest on Second Lien Facility	2,642,327	2,123,333	4,977,219	2,123,333
Ultraco Debt Facility	13,655	—	13,657	—
Total Interest Expense	$6,858,716	$4,902,857	$13,303,747	$7,720,503

 Interest paid amounted to $5,338,742 and $4,999,476 for the six months ended June 30, 2017 and 2016, respectively.

Note 6. Derivative Instruments and Fair Value Measurements

Forward freight agreements and bunker swaps

The Company trades in forward freight agreements (“FFAs”) and bunker swaps, with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized losses are recognized as a component of other expense in the condensed consolidated statement of operations.

The effect of non-designated derivative instruments on the condensed consolidated statements of operations is as follows:

Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	Amount of (gain)/loss
		For the Three Months Ended		For the Six Months Ended
		June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
FFAs	Other expense	$(1,049,363)	$300,785	$(788,715)	$300,785
Bunker Swaps	Other expense	(42,859)	—	3,052	—
Total		$(1,092,222)	$300,785	$(785,663)	$300,785

Derivatives not designated as hedging instruments	Balance Sheet location	Fair value of Derivatives
		June 30, 2017	December 31, 2016
FFAs	Other current assets	$725,850	—
Bunker Swaps	Other current assets	10,759	—
Total		$736,609	—

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of June 30, 2017 and December 31, 2016, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $994,204 and zero, respectively, which is recorded within other current assets in the condensed consolidated balance sheets.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our debt balances under the First Lien Facility and Ultraco Debt Facility.

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

In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma) (the “OFAC Disclosure”). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company’s new Board of Directors and management have implemented robust remedial measures and significantly enhanced its compliance safeguards, there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations

Other Commitments

On July 28, 2011, the Company entered into an agreement to charter in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for an additional one year. The hire rate for the first to seventh year is $13,500 per day and $13,750 per day for the eighth year option. On May 10, 2017, the Company signed an agreement to cancel this existing time charter contract. The Company agreed to pay a lump sum termination fee of $1.5 million relating to the cancellation. At the same time, the Company entered into an agreement with the same lessor, effective April 28, 2017 to charter in a 61,400 dwt, 2013 built Japanese vessel for approximately four years (having the same redelivery dates as the aforementioned cancelled charter) with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year.

On February 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into the Greenship Purchase Agreement with Greenship Sellers for the purchase of nine Greenship Vessels. The aggregate purchase price for the nine Greenship Vessels is $153.0 million. The allocated purchase price for each Greenship Vessel is $17.0 million.

The Company took delivery of six of the nine Greenship Vessels during the second quarter and is expected to take delivery of the remaining Greenship Vessels in the third quarter of 2017. As of June 30, 2017, the Company paid a deposit of $20.8 million towards the delivery of the remaining three Greenship Vessels. On July 3, 2017 and August 4, 2017, the Company took delivery of the seventh and eighth Greenship Vessels, respectively, and the remaining Greenship Vessel is expected to be delivered charter free in the third quarter of 2017.

Note 8. Loss Per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2017 and June 30, 2016. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of June 30, 2017 does not include 1,843,211 unvested stock awards, 1,865,865 stock options and 152,266 warrants, as their effect was anti-dilutive. Diluted net loss per share as of June 30, 2016 does not include 30,385 stock awards, 68,640 stock options and 152,266 warrants, as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(5,888,466)	$(22,495,573)	$(16,956,914)	$(61,774,243)
Weighted Average Shares - Basic	70,329,050	2,254,665	67,996,330	2,073,068
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted Average Shares - Diluted	70,329,050	2,254,665	67,996,330	2,073,068
Basic loss per share *	$(0.08)	$(9.98)	$(0.25)	$(29.80)
Diluted loss per share *	$(0.08)	$(9.98)	$(0.25)	$(29.80)

*Adjusted to give effect for the 1 for 20 reverse stock split that became effective as of the opening of trading on August 5, 2016.

Note 9. Stock Incentive Plans

2016 Equity Compensation Plan

On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 5,348,613 shares of common stock, which may be issued under the 2016 Plan. The 2016 Plan replaced the post-emergence Management Incentive Program (the “2014 Plan”) and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired, otherwise terminated, or canceled. As of December 31, 2016, 24,644 shares of common stock were subject to outstanding awards under the 2014 Plan. Under the terms of the 2016 Plan, awards for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan to any one employee of the Company and its subsidiaries during any one calendar year, and awards in the form of options and stock appreciation rights for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan. The total number of shares of common stock with respect to which awards may be granted under the 2016 Plan to any non-employee director during any one calendar year shall not exceed 500,000, subject to adjustment as provided in the 2016 Plan. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan.

As of June 30, 2017 and 2016, stock awards covering a total of 1,843,211 and 30,385 of the Company’s common shares, respectively, are outstanding under the 2014 Plan and 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to non-cash compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.

As of June 30, 2017 and 2016, options covering 1,865,865 and 68,640 of the Company’s common shares, respectively, are outstanding with exercise prices ranging from $4.28 to $505.00 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within seven years from the effective date.

Non-cash compensation expense for all stock awards and options included in General and administrative expenses:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Stock awards /Stock Option Plans	$2,478,051	$841,933	$4,648,751	$1,668,546

Total non-cash compensation expense	$2,478,051	$841,933	$4,648,751	$1,668,546

The future compensation to be recognized for all the grants issued for the six-month period ending December 31, 2017, and the years ending December 31, 2018 and 2019 will be $4,276,686, $6,891,228 and $1,258,777, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company’s financial condition and results of operation for the three and six-month periods ended June 30, 2017 and 2016. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2016, which were included in our Form 10-K, filed with the SEC on March 31, 2017. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax dry bulk vessels in the world. Supramax dry bulk are vessels which are constructed with on-board cranes, ranging in size from approximately 50,000 to 59,000 dwt and Ultramax dry bulk vessels range in size from 60,000 to 65,000 dwt. They are considered a sub-category of the Handymax segment typically defined as 40,000 to 65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of June 30, 2017, we owned and operated a modern fleet of 46 Supramax/Ultramax dry bulk vessels. We chartered-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year. On April 3, 2017, we signed an agreement to cancel this existing time chartered-in contract, and, at the same time, we entered into an agreement to charter in a 61,400 dwt, 2013 built Japanese vessel for approximately four years (having the same redelivery dates as the aforementioned canceled charter) with options for two additional years.

We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/Ultramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The Company’s owned operating fleet consisted of 46 dry bulk vessels, with an aggregate carrying capacity of 2,600,542 dwt with an average age of 7.7 years excluding vessels held for sale as of June 30, 2017.

We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We own each of our vessels through a separate wholly-owned Marshall Islands limited liability company.

On February 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into the Greenship Purchase Agreement with Greenship Sellers for the purchase of nine Greenship Vessels. The aggregate purchase price for the nine Greenship Vessels is $153.0 million. The allocated purchase price for each Greenship Vessel is $17.0 million. The Company took delivery of six of the nine Greenship Vessels during the second quarter and is expected to take delivery of the remaining Greenship Vessels in the third quarter of 2017. As of June 30, 2017, the Company paid a deposit of $20.8 million towards the delivery of the remaining three Greenship Vessels.

On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into the Ultraco Debt Facility, by and among Ultraco, as borrower, the Ultraco Guarantors, the Ultraco Lenders, the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Ultraco Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner. The Ultraco Debt Facility provides for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of the Greenship Vessels to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with Greenship Sellers, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility may be used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of the Greenship Vessels. The outstanding borrowings under the Ultraco Debt Facility bear interest at LIBOR plus 2.95% per annum. The Ultraco Debt Facility also provides for the payment of certain other fees and expenses by Ultraco. Please refer to "Note 5 Debt" to the condensed consolidated financial statements.

Corporate Information

We maintain our principal executive offices at 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902. Our telephone number at that address is (203) 276-8100. Our website address is www.eagleships.com. Information contained on or accessible through our website does not constitute part of this Quarterly Report on Form 10-Q.

Strategy

Our financial performance is based on the following key elements of our business strategy:

(1)

concentration in one vessel category: Supramax/Ultramax dry bulk vessels, which we believe offer certain size, operational and geographical advantages relative to other classes of dry bulk vessels, such as Handy, Panamax and Capesize vessels,

(2)

an active owner-operator model where we seek to operate our own fleet and develop contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, we consistently monitor the dry bulk shipping market and, based on market conditions, will consider taking advantage of long-term time charters at higher rates when appropriate, and

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of June 30, 2017:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Avocet	2010	53,462	Jul 2017	$8,000

Bittern	2009	57,809	Jul 2017	$12,500

Canary	2009	57,809	Jul 2017	Voyage

Cardinal	2004	55,362	Jul 2017	$6,100

Condor	2001	50,296	Jul 2017	$6,000

Crane	2010	57,809	Aug 2017	$8,500

Crested Eagle	2009	55,989	Jul 2017	$8,200

Crowned Eagle	2008	55,940	Jul 2017	$6,900

Egret Bulker	2010	57,809	Aug 2017	$4,300	(1)

Fairfield Eagle	2013	63,301	Aug 2017	$9,250

Gannet Bulker	2010	57,809	Aug 2017	$2,300

Greenwich Eagle	2013	63,301	Jul 2017	$9,250

Golden Eagle	2010	55,989	Jul 2017	$9,500

Goldeneye	2002	52,421	Jul 2017	$7,650

Grebe Bulker	2010	57,809	Jul 2017	$11,750

Groton Eagle	2013	63,200	Nov 2018	$10,250

Hawk I	2001	50,296	Jul 2017	$7,600

Ibis Bulker	2010	57,775	Jul 2017	$8,000

Imperial Eagle	2010	55,989	Jul 2017	$9,000

Jaeger	2004	52,248	Jul 2017	$7,000

Jay	2010	57,802	Jul 2017	$7,100

Kestrel I	2004	50,326	Jul 2017	$6,325

Kingfisher	2010	57,776	Jul 2017	Voyage

Martin	2010	57,809	Jul 2017	$14,000

Merlin	2001	50,296	Aug 2017	Voyage

Mystic Eagle	2013	63,301	Jul 2017	$3,900	(4)

Nighthawk	2011	57,809	Jul 2017	$11,000

Oriole	2011	57,809	Jul 2017	Voyage

Osprey I	2002	50,206	Drydock

Owl	2011	57,809	Aug 2017	$13,200

Petrel Bulker	2011	57,809	Aug 2017	Voyage

Puffin Bulker	2011	57,809	Aug 2017	$7,125

Roadrunner Bulker	2011	57,809	Sep 2017	Voyage

Sandpiper Bulker	2011	57,809	Aug 2017	Voyage

Singapore Eagle	2017	61,530	Jul 2017	Voyage

Shrike	2003	53,343	Sep 2017	$12,000

Skua	2003	53,350	Jul 2017	Voyage

Southport Eagle	2013	63,301	Sep 2017	$9,750

Stamford Eagle	2016	61,530	Jul 2017	Voyage

Stellar Eagle	2009	55,989	Aug 2017	$10,250

Stonington Eagle	2012	63,301	Jul 2017	$3,500

Tern	2003	50,200	Sep 2017	Voyage

Thrasher	2010	53,360	Jul 2017	$8,850

Thrush	2011	53,297	Sep 2017	$1,800	(2)

Woodstar	2008	53,390	Jul 2017	$11,500	(5)

Wren	2008	53,349	Aug 2017	$2,900	(3)

(1)	The vessel is contracted to continue the existing time charter at an increased charter rate of $8,500 after July 21, 2017.
(2)	The vessel is contracted to continue the existing time charter at an increased charter rate of $7,750 after September 1, 2017.
(3)

The vessel is contracted to continue the existing time charter at an increased charter rate of $8,250 after July 25, 2017. On June 15, 2017, the Company signed a memorandum of agreement to sell the vessel Wren for $7.6 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the fourth quarter of 2017.

(4)	The vessel is contracted to continue the existing time charter at an increased charter rate of $10,750 after July 8, 2017.
(5)

On May 31, 2017, the Company signed a memorandum of agreement to sell the vessel Woodstar for $7.8 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in the third quarter of 2017. The Company expects to record a gain of $0.2 million in the third quarter of 2017.

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

Commercial and Strategic Management

We carry out the commercial and strategic management of our fleet through our wholly-owned subsidiaries of Eagle Shipping, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company, Eagle Bulk Pte. Ltd, a Singapore company and Eagle Bulk Europe GmbH, a German Company. We currently have seventy-seven shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:

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

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are useful lives of fixed assets, the period of amortization, asset impairment, and stock-based compensation.

Results of Operations for the three and six-month periods ended June 30, 2017 and 2016:

Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three months Ended		Six months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Ownership Days	3,878	3,924	7,564	7,928
Chartered in Days	744	200	1,258	351
Available Days	4,515	4,102	8,649	8,199
Operating Days	4,498	4,064	8,603	8,094
Fleet Utilization (%)	99.6%	99.1%	99.5%	98.7%

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

•

Available days: We define available days, which the Company has recently updated and reflected in the above table to better reflect the way management views the business, as the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six-month period ended June 30, 2017, the Company drydocked one vessel. During the six-month period ended June 30, 2016, the Company completed drydocking of six vessels.

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

The following table represents the reconciliation of TCE for the three and six-months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue, Net	$53,631,224	$25,590,434	$99,486,281	$46,868,722
Voyage Expenses	13,379,664	7,450,149	26,733,011	16,694,196
Time charter equivalent	40,251,560	18,140,285	72,753,270	30,174,526

% of TCE from
Time charter	66%	78%	63%	72%
Voyage charter	34%	22%	36%	27%
Commercial pool	-	-	1%	1%

Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net time and voyage charter revenues in the quarter ended June 30, 2017 were $53,631,224 compared with $25,590,434 recorded in the comparable quarter in 2016. The increase in revenue was attributable to higher number of freight voyages performed and higher time charter hire rates in the second quarter of 2017 as well as an increase in available days due to an increase in owned fleet and chartered in vessels. Our fleet utilization increased from 99.1% to 99.6% due to better vessel performance and lower off hire days.

Net revenues during the six-month periods ended June 30, 2017 and 2016 were $99,486,281 and $46,868,722, respectively. The increase in revenue was attributable to a higher number of freight voyages performed and higher time charter rates as well as an increase in the available days due to an increase in our owned fleet as well as chartered in vessels.

Voyage Expenses

To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three-month period ended June 30, 2017 were $13,379,664, compared to $7,450,149 in the comparable quarter in 2016. The increase was mainly attributable to an increase in the number of freight voyages in the current quarter compared to the comparable quarter in the prior year as reflected in the table above as well as increased bunker prices year over year.

Voyage expenses for the six-month periods ended June 30, 2017 and 2016 were $26,733,011 and $16,694,196, respectively. The increase in voyage expenses was mainly attributable to an increase in the number of freight voyages performed in the current year compared to the prior year.

Vessel Expenses

Vessel expenses for the three-month period ended June 30, 2017 were $19,308,802 compared to $18,594,587 in the comparable quarter in 2016. The increase in vessel expenses is attributable to the increase in purchase of stores and spares, lubes and repair expenses offset by a decrease in ownership days compared to the prior year. The Company sold the vessels Falcon, Harrier, Peregrine and Kittiwake during 2016, and Redwing in the first quarter of 2017 and Sparrow in the second quarter of 2017 which was offset by the purchase of eight Ultramax vessels that were delivered between the fourth quarter of 2016 and the second quarter of 2017. The ownership days for the three-month periods ended June 30, 2017 and June 30, 2016 were 3,878 and 3,924, respectively.

Vessel expenses for the six-month periods ended June 30, 2017 and June 30, 2016 were $37,264,321 and $39,075,222, respectively. The decrease in vessel expenses is attributable to a decrease in ownership days due to vessel sales offset by the acquisition of eight Ultramax vessels in the current year. The ownership days for the six months ended June 30, 2017 were 7,564 compared to 7,928 in the comparable period in the prior year.

We believe daily vessel operating expenses are a good measure for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Average daily vessel operating expenses for our fleet for the three-month periods ended June 30, 2017 and June 30, 2016 were $4,979 and $4,739, respectively. The increase in daily vessel expenses is mainly attributable to an increase in expenses relating to lubes, stores and spares.

Average daily vessel operating expenses for our fleet for the six-month periods ended June 30, 2017 and June 30, 2016 were $4,927 and $4,929, respectively.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels including providing the newly acquired vessels with initial provisions and stores, other miscellaneous expenses.

Under United States Federal law and 33 CFR, Part 151, Subpart D (the "BWMS Law"), United States approved BWMS will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. An Alternative Management System (“AMS”) may be installed in lieu of a USCG approved BWMS. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval.

The Company has two vessels with AMS compliance dates in 2021 and 2022. The BWMS Law allows the USCG to grant compliance date extensions to an owner/operator who has documented, despite all efforts, that compliance with one of the approved BWMS is not possible. The Company has requested and the USCG has granted extensions for our vessels with 2016, 2017, and 2018 drydocking deadlines, including the relevant Greenship Vessels. A majority of these extensions were received prior to June 30, 2017 and extensions on six of the Greenship Vessels were received subsequent to the June 30, 2017 quarter end. We will apply for the extensions as we complete taking delivery of the remaining three Greenship Vessels. The USCG extensions enables us to defer installation to early 2019 and up to 2022. The Company estimates the cost of the systems to be $0.8 million for each Supramax/Ultramax vessel.

Other factors beyond our control, some of which may affect the shipping industry in general, may cause vessel operating expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Charter hire expenses

The charter hire expenses for the three-month period ended June 30, 2017 were $6,445,580 compared to $1,668,239 in the comparable quarter in 2016. The increase in charter hire expense was principally due to an increase in the number of chartered in vessels. The Company chartered in a 63,000 dwt newbuilding vessel in May 2016 for a period of nine to fourteen months and a 61,000 dwt newbuilding vessel that was delivered in July 2016 for a period of eleven to thirteen months. The Company chartered in a 63,000 dwt Ultramax vessel in March 2017 for a period of nine to fourteen months. In addition, the Company chartered in vessels on a short-term basis as needed. The total chartered in days for the three-month period ended June 30, 2017 were 744 compared to 200 for the comparable quarter in the prior year.

The charter hire expenses for the six-month period ended June 30, 2017 were $10,318,912 compared to $3,156,757 in the comparable period in the prior year. The increase in charter hire expenses is mainly due to an increase in chartered in vessels. The total chartered in days for the six-month period ended June 30, 2017 were 1,258 compared to 351 in the prior year comparable period.

Depreciation and Amortization

For the three-month periods ended June 30, 2017 and 2016, total depreciation and amortization expense was $8,020,597   and $9,654,129, respectively. Total depreciation and amortization expense for the three-month period ended June 30, 2017 includes $7,027,531 of vessel and other fixed asset depreciation and $993,066 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended June 30, 2016 were $8,758,221 of vessel and other fixed asset depreciation and $895,908 of amortization of deferred drydocking costs. The decrease in depreciation expense is attributable to the sale of six vessels during 2016 and the first and second quarters of 2017 and lower book value of vessels subsequent to the impairment charges aggregating $129,027,862 recorded in the first and fourth quarters of 2016 offset by the purchase of eight new Ultramax vessels in the fourth quarter of 2016 and the first and second quarters of 2017. The decrease in depreciation expense was offset by an increase in drydock amortization.

For the six-month periods ended June 30, 2017 and 2016, total depreciation and amortization expense was $15,513,405   and $19,050,830, respectively. Total depreciation and amortization expense for the six-month period ended June 30, 2017 includes $13,538,266 of vessel and other fixed assets depreciation and $1,975,139 relating to the amortization of deferred drydocking costs. Comparable amounts for the six-month period ended June 30, 2016 were $17,661,150 of vessel and other fixed asset depreciation and $1,389,680 of amortization of deferred drydocking costs.

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

General and administrative expenses for the three-month periods ended June 30, 2017 and 2016 were $8,589,979 and $4,874,719, respectively. These general and administrative expenses include a non-cash compensation component of $2,478,051 and $841,933 for 2017 and 2016, respectively. The increase in general and administrative expenses was mainly attributable to increases in compensation expense, advisers’ fees and non-cash compensation expense. The increases are reflective of the expansion of our owner-operator platform and the opening of Eagle Bulk Europe GmbH in the third quarter of 2016.

General and administrative expenses for the six-month periods ended June 30, 2017 and 2016 were $16,368,800 and $10,206,062, respectively. These general and administrative expenses include a non-cash compensation component of $4,648,751 and $1,668,546 for 2017 and 2016, respectively. The increase in general and administrative expenses was primarily due to an increase in compensation expense, advisers' fees and non-cash compensation expense.

Interest Expense

Our interest expense for the three-month periods ending June 30, 2017 and 2016 was $6,858,716 and $4,902,857, respectively. The increase in interest expense is primarily due to higher amortization of deferred financing costs and debt discount on the Second Lien Facility and compounding of payment-in-kind interest on the Second Lien Facility.

Our interest expense for the six-month periods ending June 30, 2017 and 2016 was $13,303,747 and $7,720,503, respectively. The increase in interest expense is primarily due to the payment-in-kind interest on our Second Lien Facility and higher amortization of deferred financing costs and debt discount.The interest expense for the six-month period ending June 30, 2016 included only three months of payment-in-kind interest expense and amortization of deferred financing costs because the Second Lien Facility was closed on March 30, 2016.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with the First Lien Facility, the Second Lien Facility, Ultraco Debt Facility and Exit Financing Facility. The Company paid $3,086,947 ($2,936,009 paid in the six months ended June 30, 2016) during 2016 in connection with the First Lien Facility and the Second Lien Facility and $6,575,000 during 2014 for the Exit Financing Facility, which is recorded as debt issuance costs that amortize over the term of the related loan. The Company paid $1,493,000 in the second quarter of 2017 in connection with the Ultraco Debt Facility which is also recorded as debt issuance costs. In addition, in the first quarter of 2016, the Company issued shares of common stock to the Second Lien Lenders, the fair value of which was determined to be $17.8 million which was also recorded as debt discount and amortized over the term of the Second Lien Facility. For the three-month periods ended June 30, 2017 and 2016, the amortization of debt issuance costs was $1,456,986 and $491,144, respectively. For the six-month periods ended June 30, 2017 and 2016, the amortization of debt issuance costs was $2,901,948 and $799,648, respectively.

Refinancing Expenses

Refinancing charges for the six-month period ended June 30, 2017 and 2016 were none and $5,873,650, respectively. These costs primarily relate to the professional fees incurred in connection with the refinancing transaction, which was closed on March 30, 2016.

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net cash used in operating activities	$(5,263,229)	$(32,599,148)
Net cash (used in)/provided by investing activities	(131,813,129)	5,174,981
Net cash provided by financing activities	129,243,753	14,402,053

Decrease in cash and cash equivalents	(7,832,605)	(13,022,114)
Cash and cash equivalents, beginning of period	76,516,110	24,896,161

Cash and cash equivalents, end of period	$68,683,505	$11,874,047

Net cash used in operating activities during the six-month periods ended June 30, 2017 and 2016 was $5,263,229 and $32,599,148, respectively. The cash flows from operating activities improved over prior year primarily due to an increase in charter hire rates because of an improvement in the dry bulk market and lower drydock expenditures due to a lesser number of vessels drydocked in the current year compared to the prior year.

Net cash used in investing activities during the six-month period ended June 30, 2017 was $131,813,129, compared with net cash provided by investing activities of $5,174,981 during the corresponding six-month period ended June 30, 2016. The increase in cash used by investing activities relates to the purchase of seven Ultramax vessels for $120.9 million and $20.9 million paid as an advance towards the purchase of an additional three Greenship Vessels, which are expected to be delivered in the third quarter of 2017. Please refer to "Note 4 Vessels" to the condensed consolidated financial statements.

Net cash provided by financing activities during the six-month period ended June 30, 2017 was $129,243,753 compared with $14,402,053 during the corresponding six-month period ended June 30, 2016. The Company received net proceeds of $96.0 million in the December Private Placement, which closed on January 20, 2017 and repaid $5,293,250 of its term loan under the First Lien Facility from the proceeds of the sale of the vessels Redwing and Sparrow. The Company received $40.0 million from the Ultraco Debt Facility in the second quarter of 2017 and paid $1.5 million as deferred financing costs. In the first quarter of 2016, the Company received proceeds of $60.0 million from the Second Lien Facility and repaid $17.7 million of its term loan and $30.2 million of its revolver loan under the Exit Financing Facility as part of the debt restructuring transaction, which closed on March 30, 2016. The Company paid $2.9 million as deferred financing costs relating to the restructuring transaction.

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

On February 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into the Greenship Purchase Agreement with Greenship Sellers for the purchase of nine Greenship Vessels. The aggregate purchase price for the nine Greenship Vessels is $153.0 million. The allocated purchase price for each Greenship Vessel is $17.0 million. The Company took delivery of six of the nine Greenship Vessels during the second quarter and is expected to take delivery of the remaining Greenship Vessels in the third quarter of 2017. As of June 30, 2017, the Company paid a deposit of $20.8 million towards the delivery of the remaining three Greenship Vessels.

First Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Exit Financing Facility, as guarantors, entered into the A&R First Lien Loan Agreement with the First Lien Lenders and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The A&R First Lien Loan Agreement amended and restated the Exit Financing Facility in its entirety, provided for Eagle Shipping to be the borrower in the place of the Company, and further provided for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure. The A&R First Lien Loan Agreement provides for a term loan which was outstanding as of March 30, 2016, in the amount of $201,468,750 after giving effect to the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement as well as a $50,000,000 revolving credit facility, of which $10,000,000 was undrawn as of March 30, 2016. The First Lien Facility matures on October 15, 2019. An aggregate fee of $600,000 was paid to the agent and First Lien Lenders in connection with the First Lien Facility.

As of June 30, 2017, Eagle Shipping’s total availability in the revolving credit facility under the First Lien Facility was $25,000,000.

Please refer to "Note 5 Debt" to the condensed consolidated financial statements.

Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Exit Financing Facility, as guarantors, entered into the Second Lien Loan Agreement with the Second Lien Lenders and the Second Lien Agent. The Second Lien Lenders include certain of the Company’s existing shareholders as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000, and matures on January 14, 2020 (91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. Eagle Shipping used the proceeds from the Second Lien Facility to pay down $30,158,500, a portion of the amount outstanding in respect of the revolving credit facility under the First Lien Facility, pay three quarters of amortization payments under the First Lien Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, maintain a minimum liquidity of $8,140,000 and add cash to its balance sheet.

Please refer to "Note 5 Debt" to the condensed consolidated financial statements.

Ultraco Debt Facility

On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into the Ultraco Debt Facility, by and among Ultraco, as borrower, the Ultraco Guarantors, the Ultraco Lenders, the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Ultraco Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner. The Ultraco Debt Facility provides for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of nine Greenship Vessels to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with the Greenship Sellers, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility may be used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of the Greenship Vessels. The outstanding borrowings under the Ultraco Debt Facility bear interest at LIBOR plus 2.95% per annum. The Ultraco Debt Facility also provides for the payment of certain other fees and expenses by Ultraco.

Please refer to “Note 5 Debt” to the condensed consolidated financial statements.

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

As of June 30, 2017, our cash and cash equivalents balance was $68,683,505, compared to a cash and cash equivalents balance of $76,516,110 at December 31, 2016. Also recorded as restricted cash is an amount of $74,917, which collateralizes letters of credit relating to our office leases

As of June 30, 2017, our total availability in the revolving credit facility under the First Lien Facility was $25,000,000.

As of June 30, 2017, the Company’s debt consisted of $203,805,750 in term loans, net of $3,891,794 of debt discount and deferred financing costs, the Second Lien Facility of $72,305,062, net of $13,689,557 of debt discount and deferred financing costs and the Ultraco Debt Facility of $40,000,000, net of $1,493,000 of debt discount and deferred financing costs.

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

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the six-month period ended June 30, 2017, one of our vessels was in drydock (and remained in drydock as of June 30, 2017) and we incurred expenditures of $341,350. In the six-month period ended June 30, 2016, six of our vessels were drydocked, and we incurred expenditures of $2,037,821 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
September 30, 2017	56	$1.7 million
December 31, 2017	—	—
March 31, 2018	44	$1.3 million
June 30, 2018	66	$1.9 million

(1) Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to “Note 7 Commitments and Contingencies - Legal Proceedings” to our condensed consolidated financial statements for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2017.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in "Note 7. Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements and is incorporated by reference herein.

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017. The risks described in the Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

EXHIBIT INDEX

10.1

Credit Agreement, dated as of June 28, 2017, by and among Eagle Bulk Ultraco LLC, the initial guarantors party thereto, the lenders party thereto, the swap banks party thereto, and ABN AMRO Capital USA LLC, as security trustee and facility agent, together with ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on July 5, 2017.

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*

The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i)Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the six months ended June30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BULK SHIPPING INC.

By: /s/ Gary Vogel

Gary Vogel

Chief Executive Officer

(Principal executive officer of the registrant)

Date: August 8, 2017

By: /s/ Frank De Costanzo

Frank De Costanzo

Chief Financial Officer

(Principal financial officer of the registrant)

Date: August 8, 2017