Form 10-Q
period 2017-09-30
Eagle Bulk Shipping Inc.
filed 2017-11-03
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Number of shares of registrant’s common stock outstanding as of November 3, 2017: 74,123,050.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the period ended September 30, 2017 (the "Quarterly Report on Form 10Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$64,323,168	$76,516,110
Accounts receivable	10,158,386	5,089,708
Prepaid expenses	2,121,327	3,093,962
Inventories	12,602,371	10,876,713
Vessels held for sale	16,915,287	8,688,601
Other current assets	1,376,331	22
Total current assets	107,496,870	104,265,116
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $92,052,541 and $76,463,743, respectively	697,713,444	567,592,950
Advances for vessels purchase	—	1,926,886
Other fixed assets, net of accumulated amortization of $457,748 and $307,880, respectively	664,476	632,805
Restricted cash	74,917	74,917
Deferred drydock costs, net	11,221,641	11,507,309
Other assets	1,077,386	381,634
Total noncurrent assets	710,751,864	582,116,501
Total assets	$818,248,734	$686,381,617
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,233,012	$7,135,156
Accrued interest	40,450	28,872
Other accrued liabilities	10,162,883	11,545,447
Fair value of derivatives	281,266	—
Fair value below contract value of time charters acquired	—	820,313
Unearned charter hire revenue	7,573,856	6,046,032
Total current liabilities	25,291,467	25,575,820
Noncurrent liabilities:
First Lien Facility, net of debt discount and debt issuance costs	191,433,141	204,352,318
Second Lien Facility, inclusive of payment-in-kind interest, net of debt discount and debt issuance costs	62,540,745	51,591,226
Ultraco Debt Facility, net of debt discount and debt issuance costs	59,784,675	—
Other liabilities	228,877	483,132
Fair value below contract value of time charters acquired	2,670,487	3,896,482
Total noncurrent liabilities	316,657,925	260,323,158
Total liabilities	341,949,392	285,898,978
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 70,330,144 and 48,106,827 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	703,302	481,069
Additional paid-in capital	886,176,428	783,369,698
Accumulated deficit	(410,580,388)	(383,368,128)
Total stockholders’ equity	476,299,342	400,482,639
Total liabilities and stockholders’ equity	$818,248,734	$686,381,617

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues, net	$62,710,903	$35,788,181	$162,197,184	$82,656,903

Voyage expenses	17,462,699	11,207,959	44,195,710	27,902,155
Vessel expenses	20,110,123	17,707,959	57,374,444	56,783,181
Charter hire expenses	9,652,468	3,822,456	19,971,380	6,979,213
Depreciation and amortization	8,980,992	9,854,228	24,494,397	28,905,058
General and administrative expenses	8,620,938	5,223,782	24,989,738	15,429,844
Refinancing expenses	—	(4,625)	—	5,869,025
Loss / (gain) on sale of vessels	(202,487)	(299,350)	(2,100,386)	101,860
Vessel impairment	—	—	—	6,167,262
Total operating expenses	64,624,733	47,512,409	168,925,283	148,137,598
Operating loss	(1,913,830)	(11,724,228)	(6,728,099)	(65,480,695)

Interest expense	7,836,999	7,434,156	21,140,746	15,154,659
Interest income	(142,940)	(88,094)	(518,379)	(91,606)
Other (income) / expense	647,457	288,754	(138,206)	589,539
Total other expense, net	8,341,516	7,634,816	20,484,161	15,652,592
Net loss	$(10,255,346)	$(19,359,044)	$(27,212,260)	$(81,133,287)

Weighted average shares outstanding:
Basic	70,329,252	29,607,639	68,782,517	11,318,249
Diluted	70,329,252	29,607,639	68,782,517	11,318,249

Per share amounts:
Basic net loss	$(0.15)	$(0.65)	$(0.40)	$(7.17)
Diluted net loss	$(0.15)	$(0.65)	$(0.40)	$(7.17)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss
for the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss	$(10,255,346)	$(19,359,044)	$(27,212,260)	$(81,133,287)

Comprehensive loss	$(10,255,346)	$(19,359,044)	$(27,212,260)	$(81,133,287)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Common Stock	Common Stock Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2017	48,106,827	$481,069	$783,369,698	$(383,368,128)	$400,482,639

Net loss	—	—	—	(27,212,260)	(27,212,260)
Issuance of shares in connection with private placement, net of issuance costs	22,222,223	222,222	95,807,781	—	96,030,003
Vesting of restricted shares, net of shares withheld for employee tax	1,094	11	(11)	—	—
Stock-based compensation	—	—	6,998,960	—	6,998,960
Balance at September 30, 2017	70,330,144	$703,302	$886,176,428	$(410,580,388)	$476,299,342

	Common Stock	Common Stock Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2016	1,883,303	$18,833	$678,171,322	$(159,845,693)	$518,344,462

Net loss	—	—	—	(81,133,287)	(81,133,287)
Issuance of shares in connection with the entry into the Second Lien Loan Agreement	16,889,828	168,899	17,587,426	—	17,756,325
Issuance of shares for private placement	29,333,318	293,333	85,407,202	—	85,700,535
Reverse stock split adjustment	(32)	—	—	—	—
Vesting of restricted shares withheld for employee tax	410	4	(2,942)	—	(2,938)
Stock-based compensation	—	—	933,550	—	933,550
Balance at September 30, 2016	48,106,827	$481,069	$782,096,558	$(240,978,980)	$541,598,647

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(27,212,260)	$(81,133,287)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	21,436,051	26,573,461
Amortization of deferred drydocking costs	3,058,346	2,331,597
Amortization of debt issuance costs	4,558,145	3,092,193
Amortization of fair value below contract value of time charter acquired	(546,308)	(456,175)
Payment-in-kind interest on debt	7,749,872	4,782,863
Impairment of vessels	—	6,167,262
Net unrealized loss on fair value of derivative instruments	126,651	15,150
Stock-based compensation expense	6,998,960	933,550
Fees paid on termination of time charter agreement	(1,500,000)	—
Drydocking expenditures	(2,772,678)	(3,715,179)
Loss / (gain) on sale of vessels	(2,100,386)	101,860
Changes in operating assets and liabilities:
Accounts receivable	(5,068,678)	622,722
Other current and non-current assets	(1,917,446)	148,227
Prepaid expenses	972,635	594,856
Inventories	(1,725,658)	(1,421,413)
Accounts payable	97,856	(1,757,451)
Accrued interest	11,578	(401,232)
Other accrued and other non-current liabilities	(2,211,819)	160,755
Unearned revenue	1,527,824	3,267,481
Net cash provided by/(used in) operating activities	1,482,685	(40,092,760)

Cash flows from investing activities:
Vessel Improvements	(676,405)	(199,675)
Purchase of vessels	(173,327,881)	—
Proceeds from sale of vessels	18,400,000	13,001,000
Changes in restricted cash	—	66,244
Purchase of other fixed assets	(183,344)	(456,125)
Net cash (used in)/provided by investing activities	(155,787,630)	12,411,444

Cash flows from financing activities:
Proceeds from Second Lien Facility	—	60,000,000
Proceeds from Revolver Loan Facility under First Lien Facility	—	10,158,500
Repayment of Term Loan	(9,200,000)	(21,276,000)
Repayment of Revolver Loan	(5,000,000)	(30,158,500)
Proceeds from Ultraco Debt Facility	61,200,000	—
Proceeds from the common stock private placement, net of issuance costs	96,030,003	85,700,535
Cash used to settle net share equity awards	—	(2,938)
Financing costs paid to lender	(918,000)	(600,000)
Other financing costs	—	(2,467,647)

Net cash provided by financing activities	142,112,003	101,353,950

Net (decrease)/increase in cash and cash equivalents	(12,192,942)	73,672,634
Cash and cash equivalents at beginning of period	76,516,110	24,896,161
Cash and cash equivalents at end of period	$64,323,168	$98,568,795
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$8,821,178	$7,627,417
Non-cash deferred financing costs included in other accrued liabilities	$575,000	$—

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
As of September 30, 2017, the Company owned and operated a modern fleet of 48 oceangoing vessels, 37 Supramax and 11 Ultramax vessels with a combined carrying capacity of 2,737,100 deadweight tonnage ("dwt") and an average age of approximately 8.0 years.
Additionally, the Company chartered-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year. On May 10, 2017, the Company signed an agreement to cancel this existing time charter contract. The Company agreed to pay a lump sum termination fee of $1.5 million relating to the cancellation. At the same time, the Company entered into an agreement with the same lessor, effective April 28, 2017, to charter-in a 61,400 dwt, 2013 built Japanese vessel for approximately four years (having the same redelivery dates as the aforementioned canceled charter) with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. The $1.5 million early termination fee was accounted for as a reduction of fair value below time charters acquired in the condensed consolidated balance sheet as of September 30, 2017.
For the three and nine-month periods ended September 30, 2017 and 2016, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
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
Additionally, as previously disclosed, the weighted average basic and diluted shares outstanding for the three months ended September 30, 2016 have been restated from 37,031,096 to 29,607,639 and the weighted average basic and diluted shares outstanding for the nine months ended September 30, 2016 have been restated from 20,588,612 to 11,318,249 to correct a clerical error. Accordingly, the basic and diluted loss per share for the three months ended September 30, 2016 has been restated from $0.52 to $0.65, and the basic and diluted loss per share for the nine months ended September 30, 2016 has been restated from $3.94 to $7.17.
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
Note 2. Equity Offerings

On December 13, 2016, the Company entered into a Stock Purchase Agreement with certain investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors in a private placement exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (the “December Private Placement”) approximately 22.2 million shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $4.50 per share, for aggregate gross proceeds of $100.0 million. On January 20, 2017, the Company closed the previously announced December Private Placement for aggregate net proceeds of $96.0 million. The Company principally used the proceeds to acquire two Ultramax vessels and for a portion of the payments required to acquire the Greenship Vessels (as defined in "Note 4. Vessels" to the condensed consolidated financial statements).
Note 3. New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers. This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration. The requirements of this standard include an increase in required disclosures. Management has assembled an internal project team and is currently analyzing contracts with our customers covering the significant streams of the Company's annual revenues under the provisions of the new standard as well as changes necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management will apply the modified retrospective transition method and will recognize the cumulative effect of adopting this standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. Prior periods will not be retrospectively adjusted. The Company continues to make progress in its implementation and assessment of the new revenue standard. While the assessment is still ongoing, based on the progress made to date, the Company expects that the timing of recognition of revenue for certain ongoing charter contracts will be impacted as well as the timing of recognition of certain voyage related costs. The financial impact of adoption will depend on the number of spot voyages and time charter arrangements as well as their percentage of completion at January 1, 2018. The Company is also evaluating the presentation of revenue in its condensed consolidated statement of operations after the adoption of ASU 2014-09.
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The requirements of this standard include an increase in required disclosures. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures. Management expects that the Company will recognize increases in reported amounts for vessel and other fixed assets and related lease liabilities upon adoption of the new standard. The impact to the Company’s financial statements will depend upon the amount of vessels the Company has chartered in, as well as the length and nature of such charters. Refer to “Note 7. Commitments and Contingencies” to the condensed consolidated financial statements for disclosure about the Company’s time charter and lease commitments as of September 30, 2017.

Note 4. Vessels
Vessel and Vessel Improvements

As of September 30, 2017, the Company’s owned operating fleet consisted of 48 dry bulk vessels.
On November 14, 2016, the Company, through its subsidiary Eagle Bulk Shipco LLC, signed a memorandum of agreement to acquire a 2017 built 64,000 dwt SDARI-64 Ultramax dry bulk vessel constructed at Chengxi Shipyard Co., Ltd for $17.9 million. The Company took delivery of the vessel, the Singapore Eagle, on January 11, 2017.
On January 6, 2017, the Company sold the vessel Redwing for $5.8 million, after brokerage commissions and associated selling expenses, and recorded a net gain of approximately $0.1 million. The vessel was classified as an asset held for sale as of December 31, 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility. Please refer to "Note 5. Debt - First Lien Facility" to the condensed consolidated financial statements.
On February 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a framework agreement with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, a Norwegian OTC-listed entity (the "Greenship Sellers"), for the purchase of nine modern sister vessels (the "Greenship Vessels") built between 2012 and 2015, (the "Greenship Purchase Agreement"). The aggregate purchase price for the nine Greenship Vessels is $153.0 million. The allocated purchase price for each Greenship Vessel is $17.0 million. The Company took delivery of all nine Greenship Vessels as of September 30, 2017.
On April 6, 2017, the Company sold the vessel Sparrow for $4.8 million after brokerage commissions and associated selling expenses, and recorded a net gain of approximately $1.8 million. The vessel was classified as an asset held for sale as of March 31, 2017. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility. Please refer to "Note 5. Debt - First Lien Facility" to the condensed consolidated financial statements.
On July 27, 2017, the Company sold the vessel Woodstar for $7.8 million after brokerage commissions and associated selling expenses and recorded a gain for $0.2 million. The vessel was classified as an asset held for sale as of June 30, 2017. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility. Please refer to "Note 5. Debt- First Lien Facility" to the condensed consolidated financial statements).
On June 15, 2017, the Company signed a memorandum of agreement to sell the vessel Wren for $7.6 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the fourth quarter of 2017. The Company expects to recognize a gain of $0.05 million. A portion of the proceeds will be used towards repayment of the term loan under the First Lien Facility. Please refer to “Note 5. Debt—First Lien Facility” to the condensed consolidated financial statements. As of September 30, 2017, the Company reported the carrying amount of the vessel as a current asset in its condensed consolidated balance sheet.
On August 30, 2017, the Company signed a memorandum of agreement to sell the vessel Avocet for $9.6 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the first quarter of 2018. The Company expects to recognize a gain of $0.3 million. A portion of the proceeds will be used towards repayment of the term loan under the First Lien Facility. Please refer to “Note 5. Debt First Lien Facility” to the condensed consolidated financial statements. As of September 30, 2017, the Company reported the carrying amount of the vessel as a current asset in its condensed consolidated balance sheet.
Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2016	$567,592,950
Advance paid for purchase of Singapore Eagle at December 31, 2016	1,926,886
Purchase of Vessels and Vessel Improvements	174,004,286
Sale of vessel	(7,611,013)
Transfer to Vessels held for sale	(16,915,287)
Vessel depreciation expense	(21,284,378)
Vessels and Vessel Improvements, at September 30, 2017	$697,713,444

Note 5. Debt

	September 30, 2017	December 31, 2016
First Lien Facility	$194,899,000	$209,099,000
Debt issuance costs - First Lien	(3,465,859)	(4,746,682)
First Lien Facility, net of debt issuance costs	191,433,141	204,352,318
Second Lien Facility	75,077,715	67,327,843
Debt discount and debt issuance costs - Second Lien Facility	(12,536,970)	(15,736,617)
Second Lien Facility, net of debt issuance costs and debt discount	62,540,745	51,591,226
Ultraco Debt Facility	61,200,000	—
Debt discount and debt issuance costs - Ultraco Debt Facility	(1,415,325)	—
Ultraco Debt Facility, net of debt issuance costs and debt discount	59,784,675	—
Total debt	$313,758,561	$255,943,544
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
As of September 30, 2017, Eagle Shipping’s total availability in the revolving credit facility under the First Lien Facility was $30,000,000.
The A&R First Lien Loan Agreement contains financial covenants requiring Eagle Shipping, among other things, to ensure that the aggregate market value of the vessels in Eagle Shipping’s fleet plus the value of certain additional collateral ("minimum security covenant") at all times on or after July 1, 2017 does not fall below 100% in the third and fourth quarters of 2017, 110% in 2018 and 120% in 2019 of the aggregate principal amount of debt outstanding (subject to certain adjustments) under the First Lien Facility and maintain minimum liquidity of not less than the greater of (i) $8,140,000 and (ii) $185,000 per vessel in Eagle Shipping’s fleet. In addition, the A&R First Lien Loan Agreement imposes operating restrictions on Eagle Shipping including limiting Eagle Shipping’s ability to, among other things: incur additional indebtedness; create liens on assets; acquire and sell capital assets (including vessels); and merge or consolidate with, or transfer all or substantially all of Eagle Shipping’s assets to, another person. The A&R First Lien Loan Agreement also includes customary events of default, including those relating to a failure to pay principal or interest, a breach of covenant, representation or warranty, a cross-default to other indebtedness and non-compliance with security documents. Further, there would be a default if any event occurs or circumstances arise in light of which, in the First Lien Lenders’ judgment, there is significant risk that Eagle Shipping is or would become insolvent. Eagle Shipping is not permitted to pay dividends. Indebtedness under the First Lien Facility may also be accelerated if Eagle Shipping experiences a change of control.
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
Additionally, Eagle Shipping has prepaid $5,651,000 of the term loan during the year ended December 31, 2016 and $9,200,000 of the term loan for the nine months ended September 30, 2017 pursuant to the terms of the A&R First Lien Loan Agreement relating to mandatory prepayments upon sales of vessels. Additionally, Eagle Shipping also repaid $5,000,000 of the revolving credit facility in the third quarter of 2017. The repayment schedule above has therefore been adjusted to account for such prepayments made through September 30, 2017, such that Eagle Shipping is required to make payments of $3,600,513 on January 15, 2019, April 15, 2019, and July 15, 2019, and a final balloon payment equal to the remaining amount outstanding under the First Lien Facility on October 15, 2019. As a result of the mandatory prepayments made through September 30, 2017, Eagle Shipping is not required to comply with the minimum security covenant until the second quarter of 2018 pursuant to the terms of the A&R First Lien Loan Agreement.
Second Lien Facility
On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Exit Financing Facility, as guarantors, entered into a Second Lien Loan Agreement (the “Second Lien Loan Agreement”) with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Lenders include certain of the Company’s existing shareholders as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and matures on January 14, 2020 (91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. The payment-in-kind interest represents a non-cash operating and financing activity on the condensed consolidated statement of cash flows for the nine month periods ended September 30, 2017 and 2016. On March 30, 2016, Eagle Shipping used the proceeds from the Second Lien Facility to pay down $30,158,500, a portion of the amount outstanding in respect of the revolving credit facility under the First Lien Facility, pay three quarters of amortization payments under the First Lien Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, maintain a minimum liquidity of $8,140,000 and add cash to its balance sheet.
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
Ultraco Debt Facility
On June 28, 2017, Eagle Bulk Ultraco LLC (“Ultraco”), a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”), the lenders thereunder (the “Ultraco Lenders”), the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Ultraco Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner. The Ultraco Debt Facility provides for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of the nine Greenship Vessels to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility were used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of the Greenship Vessels. The outstanding borrowings under the Ultraco Debt Facility bear interest at LIBOR plus 2.95% per annum. The Ultraco Debt Facility also provides for the payment of certain other fees and expenses by Ultraco.

Mr. Bart Veldhuizen, a member of the Board of Directors of the Company, is on the board of managing directors of DVB Bank SE, where he is responsible for the bank’s shipping and offshore franchises. Mr. Veldhuizen did not participate in discussions of the Board of Directors of the Company concerning the Ultraco Debt Facility.

As of September 30, 2017, the Company has drawn $61,200,000 of the credit facility relating to the acquisition of the nine Greenship Vessels.

The Ultraco Debt Facility matures on the earlier of (i) five years after the delivery of the last remaining Greenship Vessel to occur and (ii) October 31, 2022. There are no fixed repayments until January 2019 (the "First Repayment Date"). Ultraco is required to make quarterly repayments of principal in an amount of $1,602,270 beginning in the first quarter of 2019 with a final balloon payment to be made at maturity. The Ultraco Debt Facility allows for increased commitments, subject to the satisfaction of certain conditions and the obtaining of certain approvals, in an aggregate principal amount of up to the lesser of (i) $38,800,000 and (ii) 40% of the aggregate fair market value of any additional vessels to be financed with such incremental commitment.

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

 The Ultraco Debt Facility contains financial covenants requiring Ultraco, among other things: (1) to ensure that the aggregate market value of the Greenship Vessels (plus the value of certain additional collateral) is at all times not less than 150% of the aggregate principal amount of debt outstanding (subject to certain adjustments); (2) to maintain cash or cash equivalents not less than (a) a liquidity reserve of $600,000 in respect of each Greenship Vessel and (b) a debt service reserve of $600,000 in respect of each Greenship Vessel, a portion of which may be utilized to satisfy the obligations under the Ultraco Debt Facility upon satisfaction of certain conditions; however, taking into account the requirements of 2(a) and 2(b), the cash or cash equivalents cannot be less than the greater of (i) $7.5 million or (ii) 12% of the consolidated total debt of Ultraco and its subsidiaries; (3) to maintain at all times a ratio of consolidated tangible net worth to consolidated total assets of not less than 0.35 to 1.00; (4) to maintain a consolidated interest coverage ratio beginning after the second anniversary of June 28, 2017, of not less than a range varying from 2.00 to 1.00 to 2.50 to 1.00; and (5) to maintain a ballast water treatment systems reserve of $4,550,000, which may be released upon the satisfaction of certain conditions. In addition, the Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Ultraco Guarantors, including limiting Ultraco’s and the Ultraco Guarantors’ ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur.

As a result of the receipt of extensions from the United States Coast Guard (the "USCG") regarding compliance with a USCG approved ballast water treatment systems ("BWMS"), the funds held in the ballast water treatment system reserve account have been released for Ultraco's use in the third quarter of 2017.

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

Interest Rates

For the three-month period ended September 30, 2017, interest rates on the First Lien Facility ranged from 5.23% to 5.30% including a margin over LIBOR applicable under the terms of the First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 6.47%.

For the three-month period ended September 30, 2016, interest rates on the First Lien Facility ranged from 4.46% to 4.52% including a margin over LIBOR applicable under the terms of the First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.65%.

For the nine-month period ended September 30, 2017, interest rates on our outstanding debt under the First Lien Facility ranged from 4.77% to 5.30%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 6.13%.
For the nine-month period ended September 30, 2016, interest rates on the First Lien Facility ranged from 3.86% to 4.53% including a margin over LIBOR applicable under the terms of the First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.49%.

For the three and nine-month periods ended September 30, 2017, interest rate on the Ultraco Debt Facility ranged from 4.19% to 4.25% including a margin over LIBOR applicable under the terms of the Ultraco Debt Facility which was entered into on June 28, 2017. The weighted average effective interest rate including the amortization of debt discount for this period was 4.55%.

For the three and nine-month periods ended September 30, 2017 and 2016, the payment-in-kind interest rate on our Second Lien Facility was 15% including a margin over LIBOR. The weighted average effective interest rate on our Second Lien Facility including the amortization of debt discount for this period was 17.05%. The payment-in-kind interest is due January 19, 2020.
Interest Expense consisted of:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
First Lien Facility/Exit Financing Facility	$2,822,208	$2,482,080	$8,233,130	$7,279,603
Amortization of Debt issuance costs	1,656,197	2,292,545	4,558,145	3,092,193
Payment in kind interest on Second Lien Facility	2,772,652	2,659,531	7,749,872	4,782,863
Ultraco Debt Facility	585,942	—	599,599	—
Total Interest Expense	$7,836,999	$7,434,156	$21,140,746	$15,154,659
Interest paid amounted to $8,821,178 and $7,627,417 for the nine months ended September 30, 2017 and 2016, respectively.
Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations, excluding the impact of any future vessel sales, for the next five years and in total thereafter.

	First Lien Facility	Second Lien Facility	Ultraco Debt Facility	Total
2017	$—	$—	$—	$—
2018	—	—	—	—
2019	194,899,000	—	6,409,080	201,308,080
2020	—	75,077,715	6,409,080	81,486,795
2021	—	—	6,409,080	6,409,080
Thereafter	—	—	41,972,760	41,972,760
	$194,899,000	$75,077,715	$61,200,000	$331,176,715

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
The effect of non-designated derivative instruments on the condensed consolidated statements of operations is as follows:

Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	Amount of (gain)/loss
		For the Three Months Ended		For the Nine Months Ended
		September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
FFAs	Other expense	$862,224	$163,499	$73,509	$464,284
Bunker Swaps	Other expense	(214,767)	—	(211,715)	—
Total		$647,457	$163,499	$(138,206)	$464,284

Derivatives not designated as hedging instruments	Balance Sheet location	Fair value of Derivatives
		September 30, 2017	December 31, 2016
FFAs	Fair value of derivatives	$(281,266)	$—
Bunker Swaps	Other current assets	154,615	—
Total		$(126,651)	$—
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of September 30, 2017 and December 31, 2016, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $1,154,331 and zero, respectively, which is recorded within other current assets in the condensed consolidated balance sheets.
Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying amounts of borrowings under our debt agreements, excluding the impact of debt discount and debt issuance costs, approximate their fair values, due to the variable interest rate thereof.
The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:
Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts and restricted cash accounts.
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our debt balances under the First Lien Facility, Second Lien Facility and Ultraco Debt Facility.
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

		Fair Value
	Carrying Value	Level 1	Level 2
September 30, 2017
Assets
Cash and cash equivalents (1)	$64,398,085	$64,398,085	$—
Liabilities
First Lien Facility	191,433,141	—	194,899,000
Second Lien Facility	62,540,745	—	75,077,715
Ultraco Debt Facility	59,784,675	—	61,200,000

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2016
Assets
Cash and cash equivalents (1)	$76,591,027	$76,591,027	$—
Liabilities
First Lien Facility	204,352,318	—	209,099,000
Second Lien Facility	51,591,226	—	67,327,843
(1) Includes non-current restricted cash aggregating $74,917 at September 30, 2017 and December 31, 2016.

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

Note 8. Loss Per Common Share
The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2017 and September 30, 2016. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of September 30, 2017 does not include 1,853,637 unvested stock awards, 1,565,906 stock options and 152,266 warrants, as their effect was anti-dilutive. Diluted net loss per share as of September 30, 2016 does not include 26,147 stock awards, 56,987 stock options and 152,266 warrants, as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss	$(10,255,346)	$(19,359,044)	$(27,212,260)	$(81,133,287)
Weighted Average Shares - Basic	70,329,252	29,607,639	68,782,517	11,318,249
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted Average Shares - Diluted	70,329,252	29,607,639	68,782,517	11,318,249
Basic loss per share *	$(0.15)	$(0.65)	$(0.40)	$(7.17)
Diluted loss per share *	$(0.15)	$(0.65)	$(0.40)	$(7.17)
* As disclosed in "Note.1- Basis of presentation and general information" to the condensed consolidated financial statements, weighted average shares and loss per share for the three and nine months ended September 30, 2016 have been restated.
Note 9. Stock Incentive Plans
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

On March 1, 2017, the Company granted 429,750 restricted shares and 337,000 options as a company wide grant to all employees. The fair value of the restricted shares at the date of grant was $2.3 million. Amortization of this charge, which is included in General and administrative expenses, for the three months and nine months ended September 30, 2017, was $0.3 million and $0.8 million, respectively. For the purposes of determining the stock-based compensation cost for the Company's stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation", the fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 1.72%, an expected stock price volatility factor of 63.5% and a dividend rate of 0%. The aggregate fair value of these stock options awards on the date of grant was $0.9 million. Amortization of this charge, which is included in General and administrative expenses, for the three months and nine months ended September 30, 2017, was $0.1 million and $0.3 million, respectively.

As of September 30, 2017 and December 31, 2016, stock awards covering a total of 1,853,637 and 1,413,461 of the Company’s common shares, respectively, are outstanding under the 2014 Plan and 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.
As of September 30, 2017 and December 31, 2016, options covering 1,565,906 and 1,942,909 of the Company’s common shares, respectively, are outstanding with exercise prices ranging from $4.28 to $505.00 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within seven years from the effective date.
Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Stock awards /Stock Option Plans	$2,350,209	$(734,996)	$6,998,960	$933,550
The future compensation to be recognized for all the grants issued for the three-month period ending December 31, 2017, and the years ending December 31, 2018 and 2019 will be $1,907,849, $6,891,228 and $1,258,777, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the Company’s financial condition and results of operations for the three and nine-month periods ended September 30, 2017 and 2016. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2016, which were included in our Form 10-K, filed with the SEC on March 31, 2017. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax dry bulk vessels in the world. Supramax dry bulk are vessels which are constructed with on-board cranes, ranging in size from approximately 50,000 to 59,000 dwt and Ultramax dry bulk vessels range in size from 60,000 to 65,000 dwt. They are considered a sub-category of the Handymax segment typically defined as 40,000 to 65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of September 30, 2017, we owned and operated a modern fleet of 48 Supramax/Ultramax dry bulk vessels. We chartered-in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for one additional year. On April 3, 2017, we signed an agreement to cancel this existing time chartered-in contract, and, at the same time, we entered into an agreement to charter-in a 61,400 dwt, 2013 built Japanese vessel for approximately four years (having the same redelivery dates as the aforementioned canceled charter) with options for two additional years.
We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/Ultramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The Company’s owned operating fleet consisted of 48 dry bulk vessels, with an aggregate carrying capacity of 2,737,100 dwt with an average age of approximately 8.0 years as of September 30, 2017.
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We own each of our vessels through a separate wholly-owned Marshall Islands limited liability company.
On February 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into the Greenship Purchase Agreement with the Greenship Sellers for the purchase of nine Greenship Vessels. The aggregate purchase price for the nine Greenship Vessels is $153.0 million. The allocated purchase price for each Greenship Vessel is $17.0 million. The Company took delivery of all nine of the Greenship Vessels as of September 30, 2017 and consequently completed the acquisition of all vessels as contemplated by the Greenship Purchase Agreement.
On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into the Ultraco Debt Facility, by and among Ultraco, as borrower, the Ultraco Guarantors, the Ultraco Lenders, the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Ultraco Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner. The Ultraco Debt Facility provides for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of the Greenship Vessels to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with Greenship Sellers, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility may be used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of the Greenship Vessels. The outstanding borrowings under the Ultraco Debt Facility bear interest at LIBOR plus 2.95% per annum. The Ultraco Debt Facility also provides for the payment of certain other fees and expenses by Ultraco. Please refer to "Note 5. Debt" to the condensed consolidated financial statements.

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
We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of September 30, 2017:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Avocet	2010	53,462	Nov 2017	Voyage	(1)

Bittern	2009	57,809	Oct 2017	$14,000

Canary	2009	57,809	Oct 2017	$16,000

Cardinal	2004	55,362	Oct 2017	$8,250

Condor	2001	50,296	Nov 2017	$15,000

Crane	2010	57,809	Dec 2017	$8,500	(2)

Crested Eagle	2009	55,989	Nov 2017	$12,000

Crowned Eagle	2008	55,940	Nov 2017	$2,663	(3)

Egret Bulker	2010	57,809	Oct 2017	Voyage

Fairfield Eagle	2013	63,301	Oct 2017	Voyage

Gannet Bulker	2010	57,809	Oct 2017	Voyage

Greenwich Eagle	2013	63,301	Dec 2017	$2,208	(4)

Golden Eagle	2010	55,989	Nov 2017	$11,750

Goldeneye	2002	52,421	Oct 2017	$13,250

Grebe Bulker	2010	57,809	Oct 2017	$12,000

Groton Eagle	2013	63,200	Nov 2018	$10,250

Hawk I	2001	50,296	Nov 2017	Voyage

Ibis Bulker	2010	57,775	Nov 2017	$2,114	(5)

Imperial Eagle	2010	55,989	Oct 2017	Voyage

Jaeger	2004	52,248	Nov 2017	$13,000

Jay	2010	57,802	Oct 2017	Voyage

Kestrel I	2004	50,326	Dec 2017	$6,325

Kingfisher	2010	57,776	Oct 2017	$9,500

Madison Eagle	2013	63,303	Nov 2017	$11,450

Martin	2010	57,809	Jan 2018	$13,250

Merlin	2001	50,296	Oct 2017	Voyage

Mystic Eagle	2013	63,301	Oct 2017	Voyage

Nighthawk	2011	57,809	Oct 2017	Voyage

Oriole	2011	57,809	Dec 2017	$12,000

Osprey I	2002	50,206	Oct 2017	$14,000

Owl	2011	57,809	Dec 2017	$10,000

Petrel Bulker	2011	57,809	Oct 2017	Voyage

Puffin Bulker	2011	57,809	Nov 2017	Voyage

Roadrunner Bulker	2011	57,809	Nov 2017	Voyage

Rowayton Eagle	2013	63,301	Nov 2017	$16,050

Sandpiper Bulker	2011	57,809	Dec 2017	$14,250

Singapore Eagle	2017	61,530	Nov 2017	Voyage

Shrike	2003	53,343	Nov 2017	$11,000

Skua	2003	53,350	Jan 2018	$11,250

Southport Eagle	2013	63,301	Nov 2017	$9,750

Stamford Eagle	2016	61,530	Nov 2017	$9,850

Stellar Eagle	2009	55,989	Nov 2017	$10,250

Stonington Eagle	2012	63,301	Nov 2017	$9,500

Tern	2003	50,200	Nov 2017	$14,750

Thrasher	2010	53,360	Nov2017	Voyage

Thrush	2011	53,297	Oct 2017	$7,750

Westport Eagle	2015	63,344	Oct 2017	Voyage

Wren	2008	53,349	Nov 2017	$12,000	(6)

(1)
On August 30, 2017, the Company signed a memorandum of agreement to sell the vessel Avocet for $9.6 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the first quarter of 2018.

(2)	The vessel is contracted to continue the existing time charter at an increased charter rate of $9,500 after November 12, 2017.

(3)	The vessel is contracted to continue the existing time charter at an increased charter rate of $9,250 after November 12, 2017.

(4)	The vessel is contracted to continue the existing time charter at an increased charter rate of $12,000 after December 8 , 2017.

(5)	The vessel is contracted to continue the existing time charter at an increased charter rate of $8,600 after November 1, 2017.

(6)
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
Commercial and Strategic Management
We carry out the commercial and strategic management of our fleet through our wholly-owned subsidiaries of Eagle Shipping, Eagle Shipping International (USA) LLC, a Marshall Islands limited liability company, Eagle Bulk Pte. Ltd, a Singapore company and Eagle Bulk Europe GmbH, a German Company. We currently have eighty-four shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:

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
Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.
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
Results of Operations for the three and nine-month periods ended September 30, 2017 and 2016:
Fleet Data
We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Ownership Days	4,346	3,760	11,910	11,688
Chartered in Days	1,046	394	2,304	745
Available Days	5,223	4,094	13,872	12,292
Operating Days	5,201	4,048	13,804	12,142
Fleet Utilization (%)	99.6%	98.9%	99.5%	98.8%
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

•
Available days: We define available days, which the Company has recently updated and is reflected in the above table to better reflect the way management views the business, as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine-month period ended September 30, 2017, the Company drydocked three vessels. During the nine-month period ended September 30, 2016, the Company completed drydocking of eight vessels and one vessel was still in drydocking as of September 30, 2016.

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
Net time and voyage charter revenues in the quarter ended September 30, 2017 were $62,710,903 compared with $35,788,181 recorded in the comparable quarter in 2016. The increase in revenue was attributable to the improving dry bulk market resulting in higher charter rates and greater number of freight voyages performed as well as an increase in available days due to an increase in owned fleet and chartered in vessels. Our fleet utilization increased from 98.9% to 99.6% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due to better vessel performance and lower off hire days.
Net revenues during the nine-month periods ended September 30, 2017 and 2016 were $162,197,184 and $82,656,903, respectively. The increase in revenue was attributable to a higher number of freight voyages performed and higher time charter rates as well as an increase in the available days due to an increase in our owned fleet as well as chartered in vessels. Our fleet utilization increased from 98.8% to 99.5% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Voyage Expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three-month period ended September 30, 2017 were $17,462,699, compared to $11,207,959 in the comparable quarter in 2016. The increase was mainly attributable to an increase in the number of freight voyages in the current quarter compared to the comparable quarter in the prior year as reflected in the table above as well as increased bunker prices year over year.
Voyage expenses for the nine-month periods ended September 30, 2017 and 2016 were $44,195,710 and $27,902,155, respectively. The increase in voyage expenses was mainly attributable to an increase in the number of freight voyages performed in the current year compared to the prior year as well as increased bunker prices year over year.
Vessel Expenses
Vessel expenses for the three-month period ended September 30, 2017 were $20,110,123 compared to $17,707,959 in the comparable quarter in 2016. The increase in vessel expenses is attributable to the increase in the owned fleet after the acquisition of eleven Ultramax vessels including the Greenship Vessels which was partially offset by vessel sales in the years 2016 and 2017. The Company sold the vessels Harrier and Kittiwake in 2016, the Redwing in the first quarter of 2017, the Sparrow in the second quarter of 2017 and the Woodstar in the third quarter of 2017. The ownership days for the three-month periods ended September 30, 2017 and September 30, 2016 were 4,346 and 3,760, respectively.
Vessel expenses for the nine-month periods ended September 30, 2017 and September 30, 2016 were $57,374,444 and $56,783,181, respectively. The increase in vessel expenses is attributable to an increase in ownership days by the acquisition of ten Ultramax vessels in the current year and one Ultramax vessel in the fourth quarter of 2016, offset by vessel sales. The ownership days for the nine months ended September 30, 2017 were 11,910 compared to 11,688 in the comparable period in the prior year.
We believe daily vessel operating expenses are a good measure for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.
Average daily vessel operating expenses for our fleet for the three-month periods ended September 30, 2017 and September 30, 2016 were $4,627 and $4,710, respectively.
Average daily vessel operating expenses for our fleet for the nine-month periods ended September 30, 2017 and September 30, 2016 were $4,817 and $4,858, respectively.
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

The BWMS Law allows the USCG to grant compliance date extensions to an owner/operator who has documented, despite all efforts, that compliance with one of the approved BWMS is not possible. The Company has requested and the USCG has granted extensions for our vessels with 2016, 2017, and 2018 drydocking deadlines, including the relevant Greenship Vessels. The USCG extensions enable us to defer installation on all of our vessels to early 2019 and through 2022. The Company estimates the cost of the systems to be $0.8 million for each Supramax/Ultramax vessel.

Other factors beyond our control, some of which may affect the shipping industry in general, may cause vessel operating expenses to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.
Charter hire expenses
The charter hire expenses for the three-month period ended September 30, 2017 were $9,652,468 compared to $3,822,456 in the comparable quarter in 2016. The increase in charter hire expense was principally due to an increase in the number of chartered in vessels as we expand on our owner-operator platform. The Company chartered in a 63,000 dwt Ultramax vessel in March 2017 for a period of nine to fourteen months. In addition, the Company chartered in vessels on a short-term basis as needed. The total chartered in days for the three-month period ended September 30, 2017 were 1,046 compared to 394 for the comparable quarter in the prior year.
The charter hire expenses for the nine-month period ended September 30, 2017 were $19,971,380 compared to $6,979,213 in the comparable period in the prior year. The increase in charter hire expenses is mainly due to an increase in chartered in vessels. The total chartered in days for the nine-month period ended September 30, 2017 were 2,304 compared to 745 in the prior year comparable period.
Depreciation and Amortization
For the three-month periods ended September 30, 2017 and 2016, total depreciation and amortization expense was $8,980,992 and $9,854,228, respectively. Total depreciation and amortization expense for the three-month period ended September 30, 2017 includes $7,897,785 of vessel and other fixed asset depreciation and $1,083,207 relating to the amortization of deferred drydocking costs. Comparable amounts for the three-month period ended September 30, 2016 were $8,912,311 of vessel and other fixed asset depreciation and $941,917 of amortization of deferred drydocking costs. The decrease in depreciation expense is attributable to the sale of five vessels during 2016 and 2017 and lower book value of vessels subsequent to the impairment charges aggregating $129,027,862 recorded in the first and fourth quarters of 2016 offset by the purchase of eleven new Ultramax vessels between fourth quarter of 2016 and 2017. The amortization of drydock expense remained flat in the current quarter compared to the comparable quarter in the prior year.
For the nine-month periods ended September 30, 2017 and 2016, total depreciation and amortization expense was $24,494,397 and $28,905,058, respectively. Total depreciation and amortization expense for the nine-month period ended September 30, 2017 includes $21,436,051 of vessel and other fixed assets depreciation and $3,058,346 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine-month period ended September 30, 2016 were $26,573,461 of vessel and other fixed asset depreciation and $2,331,597 of amortization of deferred drydocking costs. The decrease in depreciation expense is attributable to the sale of seven vessels during 2016 and 2017 and lower book value of vessels subsequent to the impairment charges amounting to $129,027,862, which were recorded in the first and fourth quarters of 2016, partially offset by the purchase of eleven new Ultramax vessels between fourth quarter of 2016 and 2017.
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
General and administrative expenses for the three-month periods ended September 30, 2017 and 2016 were $8,620,938 and $5,223,782, respectively. These general and administrative expenses include a non-cash compensation component of $2,350,209 and a credit of $734,996 for 2017 and 2016, respectively. The increase in general and administrative expenses was mainly attributable to increases in compensation expense, and stock-based compensation expense. The general and administrative expenses for the three-month period ended September 30, 2016 included the reversal of approximately $1.4 million of stock-based compensation expense relating to the forfeited stock awards granted to the former Chief Financial Officer. The increases are reflective of the expansion of our owner-operator platform and the opening of Eagle Bulk Europe GmbH in the third quarter of 2016.
General and administrative expenses for the nine-month periods ended September 30, 2017 and 2016 were $24,989,738 and $15,429,844, respectively. These general and administrative expenses include a stock-based compensation component of $6,998,960 and $933,550 for 2017 and 2016, respectively. The increase in general and administrative expenses was primarily due to an increase in compensation expense, advisers' fees and stock-based compensation expense. As discussed above, the general and administrative expenses for the nine month period ended September 30, 2016 included the reversal of approximately $1.4 million of stock-based compensation expense relating to the forfeited stock awards granted to the former Chief Financial Officer.
Interest Expense
Our interest expense for the three-month periods ending September 30, 2017 and 2016 was $7,836,999 and $7,434,156, respectively. The increase in interest expense is primarily due to interest expense on the Ultraco Debt Facility,
Our interest expense for the nine-month periods ending September 30, 2017 and 2016 was $21,140,746 and $15,154,659, respectively. The increase in interest expense is primarily due to the interest expense on the Ultraco Debt Facility, payment-in-kind interest on our Second Lien Facility and higher amortization of deferred financing costs and debt discount.The interest expense for the nine-month period ending September 30, 2016 included only six months of payment-in-kind interest expense and amortization of deferred financing costs because the Second Lien Facility was closed on March 30, 2016.
Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with the First Lien Facility, the Second Lien Facility, Ultraco Debt Facility and Exit Financing Facility. The Company paid $3,067,647 during 2016 in connection with the First Lien Facility and the Second Lien Facility and $6,575,000 during 2014 for the Exit Financing Facility, which is recorded as debt issuance costs that amortize over the term of the related loan. The Company incurred $1,493,000 of debt issuance costs in connection with the Ultraco Debt Facility out of which $575,000 is included in other accrued liabilities. In addition, in the first quarter of 2016, the Company issued shares of common stock to the Second Lien Lenders, the fair value of which was determined to be $17.8 million which was also recorded as debt discount and amortized over the term of the Second Lien Facility. For the three-month periods ended September 30, 2017 and 2016, the amortization of debt issuance costs was $1,656,197 and $2,292,545, respectively. For the nine-month periods ended September 30, 2017 and 2016, the amortization of debt issuance costs was $4,558,145 and $3,092,193, respectively.
Refinancing Expenses
Refinancing charges for the nine-month periods ended September 30, 2017 and 2016 were none and $5,869,025, respectively. These costs primarily relate to the professional fees incurred in connection with the refinancing transaction, which was closed on March 30, 2016.
Effects of Inflation
We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net cash provided by/(used in) operating activities	$1,482,685	$(40,092,760)
Net cash (used in)/provided by investing activities	(155,787,630)	12,411,444
Net cash provided by financing activities	142,112,003	101,353,950

(Decrease)/increase in cash and cash equivalents	(12,192,942)	73,672,634
Cash and cash equivalents, beginning of period	76,516,110	24,896,161

Cash and cash equivalents, end of period	$64,323,168	$98,568,795
Net cash provided by operating activities during the nine-month period ended September 30, 2017 was $1,482,685 compared to net cash used in operating activities during the nine-month period ended September 30, 2016, of $40,092,760. The cash flows from operating activities improved over the prior year primarily due to an increase in charter hire rates because of an improvement in the dry bulk market, partially offset by the higher working capital requirement due to the change in the Company's business strategy to become an active owner-operator as well as due to an increase in the Company's owned fleet.
Net cash used in investing activities during the nine-month period ended September 30, 2017 was $155,787,630, compared with net cash provided by investing activities of $12,411,444 during the corresponding nine-month period ended September 30, 2016. The increase in cash used by investing activities relates to the purchase of ten Ultramax vessels for $174 million partially offset by proceeds from sale of vessels of $18.4 million. Please refer to "Note 4. Vessels" to the condensed consolidated financial statements. The net cash provided by investing activities in the comparable period in the prior year primarily relates to proceeds from sale of vessels.
Net cash provided by financing activities during the nine-month period ended September 30, 2017 was $142,112,003 compared with $101,353,950 during the corresponding nine-month period ended September 30, 2016. The Company received net proceeds of $96.0 million in the December Private Placement, which closed on January 20, 2017 and repaid $9,200,000 of its term loan under the First Lien Facility from the proceeds of the sale of the vessels Redwing, Sparrow and Woodstar. Additionally, the Company also repaid $5,000,000 of the revolving credit facility under the First Lien Facility from cash generated from operations during the third quarter of 2017. The Company received $40.0 million from the Ultraco Debt Facility in the second quarter of 2017 and an additional $21.2 million in the third quarter of 2017 and paid $0.9 million of financing costs. In the first quarter of 2016, the Company received proceeds of $60.0 million from the Second Lien Facility and repaid $15.6 million of its term loan and $30.2 million of its revolver loan under the Exit Financing Facility as part of the debt restructuring transaction, which closed on March 30, 2016. The Company paid $2.9 million as deferred financing costs relating to the restructuring transaction. The Company also received net proceeds of $85.7 million from the private placement of common stock in the third quarter of 2016.
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

As of September 30, 2017, Eagle Shipping’s total availability in the revolving credit facility under the First Lien Facility was $30,000,000.
Please refer to "Note 5. Debt" to the condensed consolidated financial statements.
Second Lien Facility
On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Exit Financing Facility, as guarantors, entered into the Second Lien Loan Agreement with the Second Lien Lenders and the Second Lien Agent. The Second Lien Lenders include certain of the Company’s existing shareholders as well as other investors. The Second Lien Loan Agreement provides for a term loan in the amount of $60,000,000 and matures on January 14, 2020 (91 days after the original stated maturity of the First Lien Facility). The term loan under the Second Lien Facility bears interest at a rate of LIBOR plus 14.00% per annum (with a 1.0% LIBOR floor) or the Base Rate (as defined in the Second Lien Loan Agreement) plus 13.00% per annum, paid in kind quarterly in arrears. Eagle Shipping used the proceeds from the Second Lien Facility to pay down $30,158,500, a portion of the amount outstanding in respect of the revolving credit facility under the First Lien Facility, pay three quarters of amortization payments under the First Lien Facility, pay transaction fees in connection with the entry into the A&R First Lien Loan Agreement and the Second Lien Loan Agreement, maintain a minimum liquidity of $8,140,000 and add cash to its balance sheet.
Please refer to "Note 5. Debt" to the condensed consolidated financial statements.
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

Please refer to “Note 5. Debt” to the condensed consolidated financial statements.
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
As of September 30, 2017, our cash and cash equivalents balance was $64,323,168, compared to a cash and cash equivalents balance of $76,516,110 at December 31, 2016. Also recorded as restricted cash is an amount of $74,917, which collateralizes letters of credit relating to our office leases.
As of September 30, 2017, the Company’s debt consisted of $194,899,000 in term loans under the First Lien Facility, net of $3,465,859 of debt discount and deferred financing costs, the Second Lien Facility of $75,077,715, net of $12,536,970 of debt discount and deferred financing costs and the Ultraco Debt Facility of $61,200,000, net of $1,415,325 of debt discount and deferred financing costs.
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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the nine-month period ended September 30, 2017, three of our vessels completed drydock and we incurred expenditures of $2,772,678. In the nine-month period ended September 30, 2016, eight of our vessels were drydocked, and we incurred expenditures of $3,715,179 in drydocking related costs. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
December 31, 2017	—	—
March 31, 2018	44	$1.3 million
June 30, 2018	66	$1.9 million
September 30, 2018	88	$2.6 million

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 - Defaults Upon Senior Securities
None.
Item 4 – Mine Safety Disclosures
None.
Item 5 - Other Information
None

Item 6 – Exhibits
EXHIBIT INDEX

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*
The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i)Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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
Date: November 3, 2017
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: November 3, 2017