Form 10-K
period 2017-12-31
Eagle Bulk Shipping Inc.
filed 2018-03-12
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☐	Accelerated filer☒
Non-Accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)	Emerging growth company☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was approximately $178,082,636 based on the closing price of $4.73 per share on The Nasdaq Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain shareholders of the registrant holding above 10% of the outstanding shares of common stock; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 9, 2018, 73,090,233 shares of the registrant’s common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K for the registrant's fiscal for the year ended December 31, 2017.

References in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) to “we,” “us,” “our,” “Eagle Bulk,” the “Company” and similar terms all refer to Eagle Bulk Shipping Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires. References to "Predecessor" refer to the Company between period January 1, 2014 and October 15, 2014 and prior. References to "Successor" refer to the Company on or after October 16, 2014,

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report can be found immediately prior to Item 1A. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

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

PART I
ITEM 1. BUSINESS

Overview and Recent Developments

We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax dry bulk vessels in the world. Supramax/Ultramax dry bulk vessels are equipped with cargo-handling cranes and grabs and range in size from approximately 50,000 to 65,000 dwt. Supramax/Ultramax ships are considered a sub-category of the Handymax carriers; typically defined vessels between 40,000 and 65,000 dwt in size. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of December 31, 2017, we owned a modern fleet of 47 Supramax/Ultramax dry bulk vessels and had one vessel on long term time charter with approximately four years remaining. In addition, the Company charters-in third-party vessels on a short to medium term basis.

We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/Ultramax dry bulk vessels. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and discharge their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class vessels make them attractive to cargo interests and vessel charterers. The 47 vessels in our operating fleet, with an aggregate carrying capacity of 2,683,751 dwt, have an average age of 8.2 years as of December 31, 2017.

Refinancing

On December 8, 2017, the Company, through certain of its wholly-owned subsidiaries, completed a refinancing of approximately $265,000,000 under (i) that certain Amended and Restated First Lien Loan Agreement, dated as of March 30, 2016, made by, among others, Eagle Shipping LLC (“Eagle Shipping”), a wholly-owned subsidiary of the Company, as borrower, the banks and financial institutions party thereto and ABN AMRO Capital USA LLC, as security trustee and facility agent (the “First Lien Facility”) and (ii) that certain Second Lien Credit Agreement, dated as of March 30, 2016, made by, among others, Eagle Shipping, as borrower, the individuals and financial institutions party thereto and Wilmington Savings Fund Society, FSB as second lien agent (the “Second Lien Facility”), through (a) a new credit facility of $65,000,000 (the “New First Lien Facility”), by and among Eagle Shipping, as borrower, certain wholly-owned vessel-owning subsidiaries of Eagle Shipping, as guarantors (the “Guarantors”), the lenders thereunder (the “Lenders”), the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Lenders, ABN AMRO Capital USA LLC, Credit Agricole Corporate and Investment Bank and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner, and (b) the issuance by Eagle Bulk Shipco LLC (“Shipco”), a company existing under the laws of the Republic of the Marshall Islands and a wholly-owned subsidiary of the Company, of $200,000,000 in aggregate principal amount of 8.250% Senior Secured Bonds 2017/2022 (the “Norwegian Bond Debt”), pursuant to those certain Bond Terms, dated as of November 22, 2017, by and between Shipco, as issuer, and Nordic Trustee AS, a company existing under the laws of Norway (the “Bond Trustee”). In addition, Shipco entered into a $15,000,000 Super Senior Revolving Facility Agreement (the “Super Senior Facility”), by and among Shipco, as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent.

Corporate Reorganization

In connection with the refinancing transactions, the Company consummated an internal reorganization. As part of the internal reorganization, Eagle Shipping transferred ownership of certain wholly-owned vessel-owning subsidiaries to Shipco, such that Shipco became the parent to twenty eight vessel-owning subsidiaries and Eagle Shipping became the parent to nine vessel-owning subsidiaries. The Norwegian Bond Debt is secured by twenty eight Shipco Vessels and the New First Lien Facility is secured by nine Eagle Shipping Vessels. Additionally, as a result of the internal reorganization, all management and technical services are now conducted by Eagle Bulk Management LLC, a limited liability company existing under the laws of the Republic of the Marshall Islands and a direct, wholly-owned subsidiary of the Company, and its subsidiaries, which maintains its principal executive office in Stamford, Connecticut.

Vessel Acquisitions

On February 28, 2017, Eagle Bulk Ultraco LLC (“Ultraco”), a wholly-owned subsidiary of the Company, entered into a framework agreement with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, a Norwegian OTC-listed entity (the "Greenship Sellers"), for the purchase of nine modern sister vessels (the "Greenship Vessels") built between 2012 and 2015(the "Greenship Purchase Agreement"). The aggregate purchase price for the nine Greenship Vessels was $153.0 million. The allocated purchase price for each Greenship Vessel was $17.0 million. The Company took delivery of all nine Greenship Vessels prior to December 31, 2017.

On December 19, 2017, the Company signed a memorandum of agreement to purchase a 2015 built Ultramax vessel for $21.275 million. As of December 31, 2017, the Company paid a deposit of $2.2 million for that vessel which was delivered in the first quarter of 2018.

Ultraco Debt Facility

On June 28, 2017, Ultraco entered into a credit agreement (the “Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”), the lenders thereunder (the “Ultraco Lenders”), the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Ultraco Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner. The Ultraco Debt Facility provides for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of the nine Greenship Vessels to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility were used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of the Greenship Vessels.

On December 29, 2017, Ultraco, a wholly-owned subsidiary of the Company entered into a First Amendment (the “First Amendment”) to the Ultraco Debt Facility to increase the commitments for the purpose of financing the acquisition of an additional vessel by New London Eagle LLC, a wholly-owned subsidiary of Ultraco and additional guarantor under the Ultraco Debt Facility. The increase in the commitments was $8,600,000. Ultraco took delivery of the vessel in January 2018 and drew down $8.6 million.

As of December 31, 2017, the Company has drawn $61.2 million under the Ultraco Debt Facility.

Equity Offering

On December 13, 2016, the Company entered into a Stock Purchase Agreement with certain investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors in a private placement exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (the “December Private Placement”) approximately 22.2 million shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $4.50 per share, for aggregate gross proceeds of $100.0 million. On January 20, 2017, the Company closed the December Private Placement for aggregate net proceeds of $96.0 million. The Company principally used the proceeds to acquire eleven Ultramax vessels during 2017.

Management of Our Fleet

Eagle Bulk, through wholly-owned subsidiaries performs commercial, technical, operational and strategic management of our fleet in-house.

Our Competitive Strengths and our Business Strategy

We believe that we have a number of strengths that provide us with a competitive advantage in the dry bulk shipping industry, including:

•
A large and homogeneous fleet of Supramax/Ultramax dry bulk vessels. We own and operate one of the largest Supramax/Ultramax fleets in the world. As of December 31, 2017, our owned-fleet totaled 47 vessels, supplemented by chartered-in vessels. We view the Supramax/Ultramax segment, as being the most attractive within the dry bulk shipping industry due to their:

◦Increased operating flexibility;
◦Optimal size and hence ability to access more ports; and
◦Ability to carry a more diverse range of cargoes.
◦Low order book.

•
A modern, high quality fleet. The 47 Supramax/Ultramax vessels in our operating fleet as of December 31, 2017 had an average age of approximately 8.2 years. We believe that owning a modern, high quality fleet reduces operating costs, improves safety and provides us with a competitive advantage in securing employment for our vessels. Our fleet was built to high standards at leading Japanese and Chinese shipyards.

•
A fleet of sister and similar ships allows us to maintain low cost and highly efficient operations. Our current owned fleet of 47 vessels includes five identical sister ships built at the Mitsui shipyard based on the same design specifications, two sets of three and 17 identical sister ships built at Dayang shipyard, five identical sister ships built at IHI Marine United shipyard, and three similar ships built at the Oshima shipyard that use many of the same parts and equipment. Furthermore, the nine vessels we purchased from Greenship and the New London Eagle which we purchased in December, 2017 are all of the Crown-63 design with similar or identical specification, all built by Sinopacific Shipbuilding Group at the Dayang Shipyard, and Zhejiang Shipyards. Operating sister and similar ships provides us with economies of scale, operational and scheduling flexibility, efficiencies in employee retention and training and lower inventory and maintenance expenses. We believe that this should allow us to increase revenue and lower operating costs. We intend to actively monitor and control vessel operating expenses while maintaining the high quality of our fleet through regular inspection and maintenance programs.

•
Balanced charter program. Under the new management team, the Company transitioned to an active operating model where it strategically enters into a higher percentage of voyage charters and developing contractual relationships directly with cargo interests. In 2017, 39% of the charters were on a voyage basis, as compared to 35% in 2016 and 6% in 2015. Voyage charters and contracts of affreightment and the relationships with actual users (shippers, receivers and traders) have what we believe to be the dual benefit of providing greater operational efficiencies and can act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, the Company consistently monitors the dry bulk shipping market and, based on market conditions, will consider entering into long-term time charters at when appropriate.

•
Expand our fleet through selective acquisitions of dry bulk vessels. Depending on market conditions, we intend to acquire additional modern, high quality vessels through timely and selective acquisitions in a manner that is accretive to our cash flows. We expect to focus primarily in the Supramax and Ultramax segment. While not a priority, we may also consider acquisitions of other sizes of dry bulk vessels.

Our Fleet

Our operating fleet of 47 vessels is fitted with cargo cranes and cargo grabs that permit our vessels to load and unload cargo in ports that do not have shore-side cargo handling infrastructure in place. Our vessels are flagged in the Marshall Islands. Our vessels are all employed on time and voyage charters. Our operating fleet as of December 31, 2017 included the following vessels:

Vessel	Class	Dwt	Year Built

Avocet	Supramax	53,462	2010

Bittern	Supramax	57,809	2009

Canary	Supramax	57,809	2009

Cardinal	Supramax	55,362	2004

Condor	Supramax	50,296	2001

Crane	Supramax	57,809	2010

Crested Eagle	Supramax	55,989	2009

Crowned Eagle	Supramax	55,940	2008

Egret Bulker	Supramax	57,809	2010

Fairfield Eagle	Ultramax	63,301	2013

Gannet Bulker	Supramax	57,809	2010

Greenwich Eagle	Ultramax	63,301	2013

Golden Eagle	Supramax	55,989	2010

Goldeneye	Supramax	52,421	2002

Grebe Bulker	Supramax	57,809	2010

Groton Eagle	Ultramax	63,200	2013

Hawk I	Supramax	50,296	2001

Ibis Bulker	Supramax	57,775	2010

Imperial Eagle	Supramax	55,989	2010

Jaeger	Supramax	52,248	2004

Jay	Supramax	57,802	2010

Kestrel I	Supramax	50,326	2004

Kingfisher	Supramax	57,776	2010

Madison Eagle	Ultramax	63,303	2013

Martin	Supramax	57,809	2010

Merlin	Supramax	50,296	2001

Mystic Eagle	Ultramax	63,301	2013

Nighthawk	Supramax	57,809	2011

Oriole	Supramax	57,809	2011

Osprey I	Supramax	50,206	2002

Owl	Supramax	57,809	2011

Petrel Bulker	Supramax	57,809	2011

Puffin Bulker	Supramax	57,809	2011

Roadrunner Bulker	Supramax	57,809	2011

Rowayton Eagle	Ultramax	63,301	2013

Sandpiper Bulker	Supramax	57,809	2011

Singapore Eagle	Ultramax	61,530	2017

Shrike	Supramax	53,343	2003

Skua	Supramax	53,350	2003

Southport Eagle	Ultramax	63,301	2013

Stamford Eagle	Ultramax	61,530	2016

Stellar Eagle	Supramax	55,989	2009

Stonington Eagle	Ultramax	63,301	2012

Tern	Supramax	50,200	2003

Thrasher	Supramax	53,360	2010

Thrush	Supramax	53,297	2011

Westport Eagle	Ultramax	63,344	2015

Nature of Business

The following table represents various potential employment arrangements for our vessels.

	Voyage Charter	Time Charter	Index Charter	Commercial Pool
Typical contract length	Single voyage	One or multiple voyages	Six months or more	Varies
Hire rate basis (1)	Per MT of cargo loaded	Daily	Linked to BSI	Varies
Voyage expenses (2)	We pay	Customer pays	Customer pays	Pool pays
Vessel expenses for owned vessels (3)	We pay	We pay	We pay	We pay
Charter hire expense for vessels chartered-in	We pay	We pay	We pay	We pay
Off-hire (4)	Customer does not pay	Customer does not pay	Customer does not pay	Pool does not pay

(1)
“Hire rate” refers to a sum of money paid to the vessel owner by a charterer under a time charter party for the use of a vessel. "Freight rate basis" means the sum of money paid to the vessel owner under a voyage charter or contract of affreightment based on the unit measurement of cargo loaded. “BSI” refers to “Baltic Supramax Index” and the daily hire rate varies based on the Index. The BSI is an index published by the Baltic Exchange which tracks the gross time charter value for a specific 52,000 dwt vessel.

(2)	“Voyage expenses” include fuel, port charges, canal tolls, and brokerage commissions paid by the Company.

(3)	“Vessel expenses” include crewing, repairs and maintenance, insurance, stores, lubes and communication expenses.

(4)	“Off-hire” refers to the time a vessel is unavailable to perform the service either due to scheduled or unscheduled repairs.

The Company employs its fleet opportunistically in an effort to attain maximum cash flows. The Company is entering into a higher percentage of voyage charters than in previous years and developing contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, the Company consistently monitors the dry bulk shipping market and, based on market conditions, will consider entering into long-term time charters when appropriate.

The following summary represents the number of our vessels performing the various types of employments as of December 31, 2017, 2016 and 2015.

	December 31, 2017	December 31, 2016	December 31, 2015
Time Charter	27	23	32
Voyage Charter	18	17	9
Index Charter	—	—	—
Commercial Pool	—	1	1
Unemployed/ Drydock	2	1	3
Total	47	42	45

We have established our own in-house technical management capability, through which we provide technical management services to all of our vessels.

In connection with the charters of each of our vessels, unaffiliated third-party ship brokers earn commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter with the commission rate depending on the number of brokers involved with arranging the relevant charter.

Our vessels operate worldwide within the trading limits imposed by governmental economic sanctions regimes and insurance terms and do not operate in countries or territories that are subject to United States, EU, UK or United Nations (the “UN”) comprehensive country-wide or territory-wide sanctions.

Our Customers

Our customers include the world's leading agricultural, mining, manufacturing and trading companies. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We aim to charter our vessels to major trading houses (including commodities traders), publicly traded companies, reputable vessel owners and operators, major producers and government-owned entities rather than to more speculative or undercapitalized entities. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of two independent credit risk consultants. In 2017 and 2016, we did not have any customer who accounted for more than 10% of our time and voyage charter revenue. In 2015, the Navig8 pool (the “Navig8 Pool”) accounted for approximately 17.2% of our time and voyage charter revenue.

Operations

There are two central aspects to the operation of our fleet:

•	Commercial operations, which involve chartering and operating a vessel; and

•	Technical operations, which involve maintaining, crewing and repairing a vessel

We carry out the commercial, technical and strategic management of our fleet through our indirectly wholly-owned subsidiaries, Eagle Bulk Management LLC, a Marshall Islands limited liability company which maintains its principal executive offices in Stamford, Connecticut. We also have two offices in Singapore and Hamburg, Germany which provide commercial and technical management services for our vessels. Our office staff, either directly or through these subsidiaries, provides the following services:

•	Commercial operations and technical supervision;

•	Vessel maintenance and repair;

•	Vessel acquisition;

•	Legal, compliance and insurance services and

•	Financial accounting and information technology services.

We currently have an aggregate of approximately 83 shore-based personnel in our principal executive office in Stamford, Connecticut, as well as our offices in Hamburg and Singapore.

Each of the Company’s vessels serve the same type of customer, have similar operation and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment which is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership and operation of dry bulk carrier vessels. The Company’s vessels regularly navigate in international waters, over hundreds of trade routes, to hundreds of ports and, as a result, the disclosure of geographic information is impracticable.

Commercial and Strategic Management

We perform the commercial and strategic management of our fleet including obtaining employment for our vessels and maintaining relationships with the charterers of our vessels. We have three offices across the globe including Hamburg, Singapore and Stamford and we effectively have twenty-four hour global market coverage. We believe that due to our management team’s experience in operating dry bulk vessels, we have access to a broad range of charterers and can employ our fleet efficiently in a diverse market conditions and achieve high utilization rates.

Being an active owner-operator means effectively seeking to operate our own vessels when possible, as compared with time chartering them to other operators, all with a view toward achieving higher-than-market net charter hire income.

In doing so, we believe we can take advantage of rapidly changing market conditions and obtain better operational efficiencies from our fleet. In addition, we constantly look to arbitrage cargo and vessels positions by taking in additional vessels on time charter, and/or reletting cargo commitments on a voyage basis. We also constantly monitor the dry bulk shipping market, and opportunistically time-charter vessels in for a period of time, where we typically obtain some optionality on the duration of the period. We also buy and sell freight forward agreements (“FFAs”) contracts and bunker swaps to hedge exposure of physical commitments in order to mitigate market risk.

Under a voyage charter, the owner of a vessel provides the vessel for the transport of goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, a specified total amount. All operating costs, including fuel costs and port charges are borne by the owner of the vessel. A single voyage charter is often referred to as a “spot charter,” which generally lasts from two to ten weeks. Operating vessels in the spot market may afford greater opportunity to capitalize on fluctuations in the spot market; when vessel demand is high we earn higher rates, but when demand is low our rates are lower and potentially insufficient to cover costs. Spot market rates are volatile and are affected by world economics, international events, weather conditions, strikes, governmental policies, supply and demand, and other factors beyond our control. If the markets are especially weak for protracted periods, there is a risk that vessels in the spot market may spend idle time waiting for business, or in extreme cases may temporarily be "laid up".

•
Identifying, purchasing, and selling vessels. We believe that our commercial management team's longstanding relationships in the dry bulk industry, provides us access to an extensive network of ship brokers and vessel owners that we believe will provide us with an advantage in future transactions.

•
Obtaining insurance coverage for our vessels. We have established in-house legal, compliance and marine insurance capabilities with long standing relationships with highly rated marine insurance underwriters in all of the major marine insurance markets around the world and we believe these relationships allow us to access marine insurance at competitive rates.

Technical Management

We have established in-house technical management capabilities, through which we provide technical management services to all of our vessels. On August 24, 2015, we provided three months’ notice to V. Ships Limited to terminate the technical management contract, and, during the first quarter of 2016, we completed the transfer of all the vessels to in-house technical management.

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

We currently crew our vessels primarily with officers and seamen from Ukraine, Russia, and Eastern European countries who are hired through our third-party crew managers. As of December 31, 2017, we employed approximately 941 officers and seamen on the 47 vessels in our operating fleet. We currently use three external crew managers. The crew manager recruits seamen with the appropriate training, licenses and experience for our vessels. On board our ships, our seafaring employees perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We often man our vessels with more crew members than are required by the vessel's flag safe manning requirement in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. The international collective bargaining agreements, to which we are a party, are typically renewed for a two year term.

Permits, Authorizations and Regulations

We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our vessels. The kinds of permits, licenses and certificates required depend upon several factors, including the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew and the age of a vessel. We expect to be able to obtain all permits, licenses and certificates currently required to permit our vessels to operate. Additional laws and regulations, environmental or otherwise, may be adopted which increase the cost of us doing business.

Our vessels operate worldwide within the trading limits imposed by our insurance terms and do not operate in countries or territories that are subject to United States, EU, UK or UN comprehensive country-wide or territory wide sanctions.

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

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (United States Coast Guard (the “USCG”), harbor master or port state control authorities), classification societies; flag state administrations (country of registry) and charterers, particularly terminal operators. Certain of these entities require us to obtain permits, licenses and certificates for the operation of our vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or obtain said permits including potential delays.

We believe that the heightened level of environmental and quality concerns among regulators, charterers and the insurance industry is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the dry bulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the most up-to-date environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.

International Maritime Organization

The UN’s International Maritime Organization (the “IMO”) has adopted several international conventions, including the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”).  MARPOL entered into force on October 2, 1983.  It has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.  MARPOL sets forth pollution-prevention requirements applicable to dry bulk carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution.  Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk, in liquid or packaged form, respectively; and Annexes IV and V relate to sewage and garbage management, respectively.  Annex VI was separately adopted by the IMO in September of 1997, and relates to air emissions.

In 2012, the IMO’s Marine Environmental Protection Committee (“MEPC”) adopted by resolution amendments to the International Code for the Construction and Equipment of Ships Carrying Dangerous Chemicals in Bulk (the “IBC Code”). The provisions of the IBC Code are mandatory under MARPOL and the International Convention for the Safety of Life at Sea, (“SOLAS”). These amendments, which entered into force in June 2014, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new commodities that fall under the IBC Code. We may need to make certain financial expenditures to comply with these amendments.

In 2013, the MEPC adopted by resolution amendments to MARPOL Annex I Conditional Assessment Scheme, or CAS. The amendments, which became effective on October 1, 2014, pertain to the inspections of bulk carriers and tankers after the 2011 ESP Code, which enhances the programs of inspections, became mandatory. We may need to make certain financial expenditures to comply with these amendments.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution (“Annex VI”).  Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000.  It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons.  “Deliberate emissions” can for example include discharges occurring in the course of the ship’s repair and maintenance.  Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited.  Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls of sulfur emissions known as “Emission Control Areas” (“ECAs”) (see below).

MEPC adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships.  As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur.  By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018. On October 27, 2016, following a feasibility review, the IMO announced it will implement the global sulfur cap. By January 1, 2020, the sulfur content of fuel must not exceed 0.50%.

Sulfur content standards are stricter within certain ECAs.  As of July 1, 2010, ships operating within an ECA may not use fuel with sulfur content in excess of 1.0% which was further reduced to 0.10% on January 1, 2015.  Amended Annex VI establishes procedures for designating new ECAs.  Currently, the Baltic Sea, the North Sea and certain coastal areas of North America have been designated as ECAs. Furthermore as of January 1, 2014 the applicable areas of the United States and the Caribbean Sea were designated as ECAs.  Ocean-going vessels in these areas will be subject to stringent emissions controls which may cause us to incur additional costs to procure compliant fuel and/or install specific equipment . If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (the “EPA”), or the states where we operate, compliance with these regulations could entail significant capital expenditures, operational changes, or otherwise increase the costs of our operations.

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

     As of January 1, 2010, the Directive 2005/33/EC of the European Parliament and of the Council of July 6, 2005, amending Directive 1999/32/EC, came into force. The objective of the directive is to reduce emission of sulfur dioxide and particulate matter caused by the combustion of certain petroleum-derived fuels. The directive imposes limits on the sulfur content of such fuels as a condition of their use within a Member State territory. The maximum sulfur content for marine fuels used by inland waterway vessels and ships at berth in ports in EU countries after January 1, 2010, is 0.10% by mass. As of January 1, 2015, all vessels operating within ECAs worldwide must comply with 0.1% sulfur requirements. Currently, the only grade of fuel meeting 0.1% sulfur content requirements is low Sulfur marine gas oil. On July 15, 2011, the European Commission also adopted a proposal for an amendment of Directive 1999/32/EC which would align requirements with those imposed by the revised MARPOL Annex VI which introduced stricter sulfur limits.

Safety Management System Requirements

The IMO also adopted SOLAS, and the International Convention on Load Lines, (the “LL Convention”), which impose a variety of standards that regulate the design and operational features of ships.  The IMO periodically revises the SOLAS and LL Convention standards. May 2012 SOLAS amendments entered into force on January 1, 2014. The Convention on Limitation of Liability for Maritime Claims was recently amended and the amendments are expected to go into effect on June 8, 2015. The amendments alter the limits of liability for loss of life or personal injury claim and property claims against ship-owners.

The operation of our ships is also affected by Chapter IX of SOLAS, which sets forth the IMO's International Management Code for the Safe Operation of Ships and Pollution Prevention, (the “ISM Code”). The ISM Code requires ship owners and bare boat charterers to develop and maintain an extensive Safety Management System (“SMS”) that includes among other things the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for emergency response. We rely upon the safety management system that we and our technical manager have developed for compliance with the ISM Code. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, all of the vessels in our operating fleet are ISM code-certified.

The ISM Code requires that vessel operators obtain a safety management certificate, or SMC, for each vessel they operate. This certificate evidences compliance by a vessel’s operators with the ISM Code requirements for a safety management system, or SMS. No vessel can obtain an SMC under the ISM Code unless its manager has been awarded a document of compliance, or DOC, issued in most instances by the vessel's flag state. Our in-house technical managers have obtained documents of compliance with their offices and safety management certificates for all of our vessels for which the certificates are required by the IMO, which certificates are renewed as needed.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions.  For example, the IMO adopted the International Convention for the Control and Management of Ships' Ballast Water and Sediments in February 2004 (the “BWM Convention”). The BWM Convention’s implementing regulations called for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. On September 8, 2016, the BWM Convention met the requirement to be adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping, becoming effective 12 months later on September 8, 2017. Many of the implementation dates originally written in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period for installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems (“BWMS”). For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the implementation dates of the BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This in effect makes all vessels constructed before the entry into force date “existing’ vessels and allows for the installation of a BWMS on such vessels at the first renewal survey following entry into force. The mid-ocean ballast exchange or ballast water treatment requirements became mandatory. The cost of compliance could increase for ocean carriers. Although we do not believe that the costs of such compliance would be material, it is difficult to predict the overall impact of such a requirement on our operations. On March 23, 2012, the USCG issued amended regulations relating to ballast water management for vessels operating in U.S. waters.

Under relevant U.S. federal laws (the "BWMS Law"), USCG approved BWMS will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. An Alternative Management System (“AMS”) may be installed in lieu of a USCG approved BWMS. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval.

The BWMS Law allows the USCG to grant compliance date extensions to an owner/operator who has documented, despite all efforts, that timely compliance with one of the approved BWMS is not possible. The Company has requested and the USCG has granted extensions for our vessels with 2016, 2017, and 2018 drydocking deadlines, including the relevant Greenship Vessels. The USCG extensions enable us to defer installation on all of our vessels between 2019 and through 2022. The Company estimates the average cost of the systems including installation expenses to be $0.8 million for each Supramax/Ultramax vessel.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage (the “Bunker Convention”) to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur. Our ships carry insurance in excess of the statutory requirements.

In March 2006, the IMO amended Annex I to MARPOL, including a regulation relating to oil fuel tank protection, which became effective August 1, 2007. The regulation applies to various ships delivered on or after August 1, 2010. The requirements it contains address issues such as fuel tanks, protected location accidental oil fuel outflow performance standards, a tank capacity limit and certain other maintenance, inspection and engineering standards.

IMO regulations also require owners and operators of certain vessels to adopt Ship Oil Pollution Emergency Plans. Periodic training and drills for response personnel and for vessels and their crews are required.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, (the "Anti-Fouling Convention").  The Anti-Fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels.  Vessels of over 400 gross tons engaged in international voyages are required to undergo an initial survey before the vessel is put into service or before an International Anti-Fouling System Certificate is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced. We have obtained Anti-Fouling System Certificates for all of our vessels that are subject to the Anti-Fouling Convention.

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

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in, some ports. As of the date of this report, each of our vessels is ISM Code certified and it is our intent to maintain ISM code certification. However, there can be no assurance that such certificates will be maintained in the future.

The IMO continues to introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations may have on our operations.

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade with the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States.  The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which applies to the discharge of hazardous substances other than oil, except in limited circumstances whether on land or at sea. OPA and CERCLA both define “owner and operator” “in the case of a vessel, as any person owning, operating or chartering by demise, the vessel. Both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•	Injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

•	Injury to, or economic losses resulting from, the destruction of real and personal property;

•	Net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

•	Loss of subsistence use of natural resources that are injured, destroyed, or lost;

•	Lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

•
Net cost of increased of additional public services necessitated by removal activities following a discharge of oil such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective July 31, 2009, the USCG adjusted the limits of OPA liability for non-tank vessels (e.g. dry bulk) to the greater of $1,000 per gross ton or $854,400 (subject to periodic adjustment for inflation).  These limits of liability may not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct.  The limitation on liability similarly may not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damage for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo or residue and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or gross negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations.  The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We have complied with the regulations by providing a certificate of responsibility from third party entities that are acceptable to the USCG.

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

Other Environmental Initiatives

The U.S. Clean Water Act (the “CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. Furthermore, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The EPA has enacted rules requiring a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels (“the VGP”). For a new vessel delivered to an owner or operator after September 19, 2009 to be covered by the VGP, the owner must submit a Notice of Intent (“NOI”) at least 30 days before the vessel operates in United States waters. On March 28, 2013, the EPA re-issued the VGP for another five years; this 2013 VGP took effect December 19, 2013. The 2013 VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in US waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants. We have submitted NOIs for our vessels where required and do not believe that the costs associated with obtaining and complying with the VGP may have a material impact on our operations.

In addition, under Section 401 of the CWA, the VGP must be certified by the state where the discharge is to take place. Certain states have enacted additional discharge standards as conditions to their certification of the VGP. These local standards bring the VGP into compliance with more stringent state requirements, such as those further restricting ballast water discharges and preventing the introduction of non-indigenous species considered to be invasive. The VGP and its state-specific regulations and any similar restrictions enacted in the future may increase the costs of operating in the relevant waters.

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

As referenced above, the amended Annex VI to the IMO's MARPOL Convention, which addresses air pollution from ships, was ratified by the United States on October 8, 2008 and entered into force on January 1, 2010. The EPA and the state of California, however, have each proposed more stringent regulations of air emissions from ocean-going vessels. On July 24, 2008, the California Air Resources Board of the State of California (“CARB”), approved clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline. The new CARB regulations require such vessels to use low sulfur marine fuels rather than bunker fuel. As of July 1, 2009, such vessels were required to switch either to marine gas oil with a sulfur content of no more than 1.5% or marine diesel oil with a sulfur content of no more than 0.5%. As of August 1, 2012, only marine gas oil with a sulfur content of no more than 1% or marine diesel oil with a sulfur content of no more than 0.5% is allowed.  As of January 1, 2014, only marine gas oil and marine diesel oil fuels with 0.1% sulfur is allowed. These new regulations may increase our operating costs for port calls in California.

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act (“RCRA,”) or comparable state, local or foreign requirements.  The RCRA imposes significant record keeping and reporting requirements on transporters of hazardous waste. In addition, from time to time we arrange for the disposal of hazardous waste or hazardous substances at off-site disposal facilities. If such materials are improperly disposed of by third parties, we may still be held liable for cleanup costs under applicable laws.

In October 2009, the EU amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties.  Member States were required to enact laws or regulations to comply with the directive by the end of 2010.  Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims.  The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or the safety of the ship is in danger.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the UN Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions.  As of January 1, 2013, all new ships must comply with two new sets of mandatory requirements, which were adopted by MEPC in July 2011, to address greenhouse gas emissions from ships. Currently operating ships will be required to develop Ship Energy Efficient Management Plans, and minimum energy efficiency levels per capacity mile will apply to new ships, as defined by the Energy Efficiency Design Index .These requirements could cause us to incur additional compliance costs. The IMO is also planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Parliament and Council of Ministers are expected to endorse regulations that would require monitoring and reporting of greenhouse gas emissions from marine vessels in 2015. In the United States, the EPA adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. The EPA enforces both the CAA and the international standards found in Annex VI of MARPOL concerning marine diesel emissions, and the sulfur content found in marine fuel. Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require us to make significant financial expenditures, including capital expenditures to upgrade our vessels, the cost of which we cannot predict with certainty at this time.

International Labor Organization

The International Labor Organization ("ILO") is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (the “MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. All of our vessels are compliant with the MLC 2006 and we intend to maintain them accordingly.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security such as the Maritime Transportation Security Act of 2002 (“MTSA”).  To implement certain portions of the MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States.  The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA. We have implemented measures to comply with the requirements when calling at U.S. ports.

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

•	On board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore; the development of vessel security plans;

•	Ship identification number to be permanently marked on a vessel’s hull;

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

Furthermore, additional security measures could be required in the future which could have a significant financial impact on us. The USCG regulations, intended to be aligned with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel's compliance with SOLAS security requirements and the ISPS Code. Our vessels have valid ISSC and it is our intent to maintain such certificates. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Financial Regulations

Our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as economic sanctions and trade embargoes administered by OFAC. The FCPA prohibits bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic sanctions and trade embargoes based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company’s new board and management have implemented robust remedial measures and significantly enhanced its compliance safeguards there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations. See “Note 10. Commitments and Contingencies – Legal Proceedings” to the consolidated financial statements.

Inspection by Classification Societies

Every oceangoing vessel must be inspected and certified by a classification society. The classification society certifies that the vessel is "in class," signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

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

Most vessels are also drydocked every 30 to 60 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a "recommendation" which must be rectified by the ship owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies (the “IACS”). In December 2013, the IACS adopted new harmonized Common Structure Rules, which apply to bulk carriers constructed on or after July 1, 2015. All our vessels that we have purchased and may agree to purchase in the future must be certified as being “in class” prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not class certified on the date of closing, we have no obligation to take delivery of the vessel. We have all of our vessels and intend to have all vessels that we acquire in the future, classed by IACS members.

Risk of Loss and Liability Insurance

General

The operation of any dry bulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of a marine casualty, including oil spills (e.g. fuel oil) and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes liability upon owners, operators and demise charterers of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the U.S. market.

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

Hull & Machinery and War Risks Insurance

We maintain marine hull and machinery, war risks insurances, which cover the risk of damage or actual or constructive total loss for all of our vessels. Our vessels are each covered up to at least their fair market value with a deductible of $100,000 per vessel per incident.

Protection and Indemnity Insurance Coverage

Protection and indemnity coverage is a form of mutual indemnity insurance provided by protection and indemnity associations (“P&I Associations”), which insure our third-party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses resulting from the injury, illness or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution, and towing and other related costs, including wreck removal. The coverage " Subject to the "capping" discussed below, our coverage, except for pollution, is unlimited.

Our current protection and indemnity insurance coverage for pollution is $1billion per vessel per incident. The 13 P&I Associations that comprise the International Group of P & I Association, insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. As a member of a P&I Association which is a member of the International Group, we are subject to calls payable to the associations based on the Company's claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Competition

We compete with a large number of international dry bulk owners. The international shipping industry is highly competitive and fragmented with many market participants with no single ship owner accounting for more than 5% of tonnage shipped in 2017. As of December 31, 2017, there were approximately 11,116 dry bulk carriers aggregating approximately 817 million dwt. We compete with other (primarily private) owners of dry bulk vessels in the Supramax/Ultramax as well as Handy, Handymax and Panamax asset classes.

Competition in the shipping industry varies according to the nature of the contractual relationship as well as the kind of commodity being shipped. Our business will fluctuate in line with the main patterns of trade of dry bulk cargoes and varies according to changes in the supply and demand for these items. Competition in virtually all bulk trades is intense and based primarily on supply of ships and demand for our ocean transportation services. We compete for charters on the basis of price, vessel location, size, age and condition of the vessel, as well as on our reputation as an owner and operator. Increasingly, major customers are demonstrating a preference for modern vessels based on concerns about the environmental and operational risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets.

Seasonality

  Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in charter rates. This seasonality may result in quarter-to-quarter volatility in our operating results for our vessels trading in the spot market. The dry bulk market is typically stronger in the fall (due to both increased North American grain shipments and higher coal purchases for heating fuel ahead of the cold winter months) and spring (due to increased South American grain shipments). In addition, unpredictable weather patterns may disrupt vessel scheduling and supplies of certain commodities. To the extent that we must enter into a new charter or renew an existing charter for a vessel in our fleet during a time when seasonal variations have reduced prevailing charter rates, our operating results may be adversely affected.

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

•
it is organized in a qualified foreign country, which is one that grants an ''equivalent exemption'' from tax to corporations organized in the United States in respect of each category of shipping income for which exemption is being claimed under Section 883 and to which we refer as the ''Country of Organization Test''; and

•	one of the following tests is met:

◦
more than 50% of the value of its shares is beneficially owned, directly or indirectly, by qualified shareholders, which as defined includes individuals who are ''residents'' of a qualified foreign country, to which we refer as the ''50% Ownership Test'';

◦
subject to an exception for closely-held corporations, its shares are ''primarily and regularly traded on an established securities market'' in a qualified foreign country or in the United States, to which we refer as the "Publicly-Traded Test"; or

◦	it is a ''controlled foreign corporation'' and satisfies an ownership test, to which, collectively, we refer to as the ''CFC Test.''

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

For its 2017 taxable year, we believe that we satisfy the Publicly-Traded Test, as discussed in more detail below. The Company does not currently anticipate a circumstance under which it would be able to satisfy the 50% Ownership Test or the CFC Test.

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

Based on the ownership and trading of our stock in 2017, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2017. Even if we do qualify for the Section 883 exemption in 2017, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $1,681,605 and $648,000 for the years ended December 31, 2017 and 2016 respectively. The Company did not qualify for the benefits of Section 883 for the year ended December 31, 2015 and consequently paid $256,185. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

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

The Company did not have any vessel sailing to or from the United States on a regularly scheduled basis during its 2016 taxable year. The Company does not intend to have, or permit circumstances that would result in having, any such vessels in future taxable years, but there can be no assurances that this will be the case. Based on the foregoing and on the expected mode of the Company's shipping operations and other activities, the Company believes that none of its United States source shipping income will be ''effectively connected'' with the conduct of a United States trade or business for its 2017 taxable year or any future taxable year.

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

Distributions

Subject to the discussion of passive foreign investment companies below, any distributions made by the Company with respect to its common stock to a United States Holder will generally constitute dividends to the extent of the Company's current or accumulated earnings and profits, as determined under United States federal income tax principles. Distributions in excess of such earnings and profits will be treated first as a nontaxable return of capital to the extent of the United States Holder's tax basis in his common stock on a dollar-for-dollar basis and thereafter as capital gain. Because the Company is not a United States corporation, United States Holders that are corporations will not be entitled to claim a dividend received deduction with respect to any distributions they receive from us. Dividends paid with respect to the Company's common stock will generally be treated as ''passive category income'' for purposes of computing allowable foreign tax credits for United States foreign tax credit purposes.

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

Special rules may apply to any ''extraordinary dividend''—generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder's adjusted basis in a common share—paid by the Company. If the Company pays an ''extraordinary dividend'' on its common stock that is treated as ''qualified dividend income,'' then any loss derived by a United States Non-Corporate Holder from the sale or exchange of such common stock will be treated as a long-term capital loss to the extent of such dividend.

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

Handymax—A dry bulk carrier of approximately 40,000 to 65,000 dwt.

Handysize—A dry bulk carrier having a carrying capacity of up to approximately 39,000 dwt.

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

Light Weight Ton ("lwt") - The actual weight of the ship with no fuel, passengers, cargo, water or stores on board.

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

Supramax—A Handymax dry bulk carrier ranging in size from approximately 50,000 to 59,000 dwt.

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

Ton —A metric ton.

Ultramax- A Handymax dry bulk carrier ranging in size from approximately 60,000 to 65,000 dwt.

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

Industry Specific Risk Factors

Charter hire rates for dry bulk vessels are volatile and have declined since their historic highs and may continue to decrease in the future, which may adversely affect our earnings, revenue and profitability and our ability to comply with our loan covenants.

The dry bulk shipping industry is cyclical with high volatility in charter hire rates and profitability.  The degree of charter hire rate volatility among different types of dry bulk vessels has varied widely; however, the downturn in the dry bulk charter market has severely affected the entire dry bulk shipping industry and charter hire rates for dry bulk vessels have declined significantly from historically high levels. The Baltic Dry Index (the “BDI”), a daily average of charter rates for key dry bulk routes published by The Baltic Exchange, which has long been viewed as the main benchmark to monitor the movements of the dry bulk vessel charter market and the performance of the entire dry bulk shipping market, declined 94% in 2008 from a peak of 11,793 in May 2008 to a low of 663 in December 2008. Since 2008, the BDI recorded a high of 4,661 in November 2009 and posted an all-time low of 290 in February 2016. Since 2016, the dry bulk market has been steadily recovering with the BDI recording a high of 1,619 in December 2017. There can be no assurance that the dry bulk charter market will increase further, and the market could decline.

Fluctuations in charter rates result from changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the major commodities carried by vessels internationally. Because the factors affecting the supply of and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. If charter rates in the dry bulk market decline significantly for any significant period in 2018, this will have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

Factors that influence demand for dry bulk vessel capacity include:

•	supply of and demand for energy resources, commodities and industrial products;

•	changes in the exploration or production of energy resources, commodities, consumer and industrial products;

•	the location of regional and global exploration, production and manufacturing facilities;

•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the globalization of production and manufacturing;

•	global and regional economic and political conditions, including armed conflicts and terrorist activities; embargoes and strikes;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•	environmental and other regulatory developments;

•	currency exchange rates; and

•	weather.

Factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping of older vessels;

•	vessel casualties;

•	weather;

•	price of fuel oil

•	slow steaming; and

•	the number of vessels that are out of service, namely those that are laid-up, drydocked awaiting repairs or otherwise not available for hire.

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

We anticipate that the future demand for our dry bulk vessels will be dependent upon economic growth in the world's economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global dry bulk fleet and the sources and supply of dry bulk cargo to be transported by sea. Although the current newbuilding orderbook (as a percentage of the on-the-water fleet) is at a low level, a pickup in new ordering could increase global capacity and there can be no assurance that economic growth will continue in order to absorb this higher supply. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

Because we employ most of our vessels on short-term time and voyage charters, we are exposed to changes in the spot market and short-term charter rates for dry bulk carriers and such changes may affect our earnings and the value of our vessels at any given time. We cannot assure you that we will be able to successfully renew the charters for these vessels at rates sufficient to allow us to meet our obligations. If the charter rates drop in the future, it may have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements

In addition, because the market value of our vessels may fluctuate significantly, we may incur losses when we sell vessels, which may adversely affect our earnings. If we sell vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our financial statements, the sale may be at less than the vessel's carrying amount on our financial statements, resulting in a loss and a reduction in earnings.

The global economic environment may negatively impact our business.

While global GDP growth has been increasing in recent years, driven by an improvement in both advanced and developing economies, any deterioration in this positive trend could impact dry bulk demand. China is a major source of demand for dry bulk; a deterioration in the economic fundamentals for this nation, may impact dry bulk demand, especially for cargoes like iron ore and coal.  If the current global economic environment worsens, we may be negatively affected in the following ways:

•	We may not be able to employ our vessels at charter rates as favorable to us as historical rates or operate our vessels profitably.

•
Our earnings and cash flows could remain at depressed levels or decline, which may leave us with insufficient cash resources to make required amortization payments under our credit facilities or cause us to breach one or more of the covenants in our credit facilities, thereby potentially accelerating the repayment of outstanding indebtedness.

•
The market values of our vessels could further decrease, which may cause us to recognize losses if any of our vessels are sold or if their values are impaired. A further decline in the market value of our vessels could trigger defaults under our credit facilities’ covenants.

•	Our charterers may fail to meet their obligations under our time charter or voyage charter agreements.

•	The occurrence of one or more of these events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The state of global financial markets and current economic conditions may adversely impact our ability to obtain additional financing or refinance our existing credit facilities on acceptable terms, which may hinder or prevent us from operating or expanding our business.

Global financial markets and economic conditions are volatile. Although capital markets have improved recently, they still remain volatile. The state of global financial markets and economic conditions might adversely impact our ability to issue additional equity.

Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at all or on terms similar to current debt and reduced, and in some cases ceased, to provide funding to borrowers. Due to these factors, we cannot be certain that additional financing will be available if needed and to the extent required, or that we will be able to refinance our existing credit facilities, on acceptable terms or at all. If additional financing or refinancing is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or we may be unable to enhance our existing business, complete additional acquisitions or otherwise take advantage of business opportunities as they arise. For more information on our debt facilities, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” and “Note 8. Debt” of the consolidated financial statements.

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

The market values of our vessels are volatile and may decline, which could limit the amount of funds that we can borrow or cause us to breach certain financial covenants in our current or future credit facilities and we may incur a loss if we sell vessels following a decline in their market value.

The fair market values of our vessels have generally experienced high volatility. Although the market prices for secondhand Supramax/Ultramax dry bulk carriers recovered in 2017, they are below their historically high levels.  The fair market value of our vessels may continue to fluctuate depending on a number of factors, including:

•	prevailing level of charter rates;

•	general economic and market conditions affecting the shipping industry;

•	types, sizes and ages of vessels;

•	supply of and demand for vessels;

•	other modes of transportation;

•	cost of new buildings;

•	governmental or other regulations;

•	the need to upgrade secondhand and previously owned vessels as a result of charterer requirements, technological advances in vessel design or equipment or otherwise; and

•	technological advances.

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

The market supply of dry bulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years. New buildings have been delivered in significant numbers since the beginning of 2006. The oversupply of dry bulk carrier capacity has contributed to a reduction of charter hire rates, as evidenced by the low rates we have experienced during 2016. The net fleet growth in 2017 amounted to 2.9% as compared to 2.3% in 2016. Although 2017 newbuilding deliveries decreased by 108 vessels, or 20%, from the year prior (to 456 total), scrapping decreased by a greater amount causing net fleet growth to increase slightly year-on-year. Scrapping totaled 214 ships in 2017, as compared to 408 in 2016, representing a drop of 48%. The market is historically volatile. Although the current year charter rates are higher, we do not know if it will last and whether we can recharter our vessels at competitive rates or we may not be able to charter these vessels at all. The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition.

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

Terrorist attacks, the outbreak of war and the existence of international hostilities continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including Egypt and North Africa, and the presence of U.S. or other armed forces in the Middle East, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels. Mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region could also affect our business, operating results and financial condition. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Acts of piracy on ocean-going vessels have had and may continue to have an adverse effect on our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy worldwide has decreased from 2014 to 2017, sea piracy incidents continue to occur, particularly in the Gulf of Aden and increasingly in the Gulf of Guinea and the West Coast of Africa, with dry bulk vessels and tankers particularly vulnerable to such attacks. If these piracy attacks occur in regions that are characterized as “war risk” zones, or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs and costs in relation to the employment of onboard security guards, could increase in such circumstances. Furthermore, while we believe the charterer remains liable for charter payments when a vessel is seized by pirates, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter party, a claim that we would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention or hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

If our vessels call on ports located in countries or territories that are subject to sanctions imposed by the UN, the United States, the EU or other relevant authorities, or if we otherwise are found to be in violation of sanctions, there could be an adverse effect on our reputation, business position, financial condition or results of operations, or the market for our common shares

As a company operating in the United States, and with an office in Germany, we are subject to U.S. and EU economic sanctions and trade embargo laws and regulations as well as equivalent economic sanctions laws of other relevant jurisdictions in connection with our activities. The laws and regulations of these different jurisdictions vary in their application and do not all apply to the same covered persons or proscribe the same activities. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time, and the lists of persons and entities designated under these laws and regulations are amended frequently. For example, on October 7, 2016, President Obama issued Executive Order 13742, which effectively eliminated sanctions against Myanmar and removed sanctions designations of formerly restricted parties under the Burma sanctions program. However, the termination of U.S. sanctions on Myanmar does not affect any potential violations that occurred prior to October 7, 2016. Additionally, new sanctions programs have been enacted in recent years, including the U.S. and EU, Ukraine/Russia-related sanctions programs as well as the comprehensive sanctions imposed by the United States with respect to the territory of Crimea.

In recent years, multilateral international sanctions targeting Iran have restricted and/or prohibited us and our charterers from engaging in Iran-related activities, including calling on ports in Iran. On January 16, 2016, the International Atomic Energy Agency verified that Iran implemented its key nuclear-related commitments described in the Joint Comprehensive Plan of Action (JCPOA), triggering the suspension and/or easing of certain U.S., EU, and UN nuclear-related sanctions. The United States lifted most, though not all, of its sanctions on Iran that target non-U.S. companies for engaging in activities with Iran, including those related to Iran’s energy, shipping, shipbuilding, and insurance sectors and provided a general authorization under OFAC’s Iranian Transactions and Sanctions Regulations for foreign entities owned or controlled by U.S. persons to engage in certain activities involving the Government of Iran and persons subject to the jurisdiction of Iran, subject to certain conditions. Nevertheless, the United States continues to maintain sanctions on Iran, prohibiting persons and companies in the United States and U.S. persons, wherever located, from engaging in nearly all Iran-related activity. Further, there is also a potential risk that the United States could re-impose wider sanctions on Iran affecting non-U.S. companies that it lifted in connection with implementation of the JCPOA if Iran violates the agreement at some point in the future, and more recently, a risk that the U.S. could withdraw from the JCPOA even if Iran does not violate the terms of the current agreement. On January 12, 2018, President Donald Trump waived again the application of certain nuclear-related secondary sanctions but stated that the U.S. will refuse to renew the waivers and will withdraw from the JCPOA, by mid-May 2018, unless the U.S. and its European allies reach a supplemental agreement to fix certain deficiencies in the JCPOA identified by President Trump. If President Trump does not waive the sanctions in May 2018, U.S. secondary sanctions on Iran related to Iran’s energy, shipping, shipbuilding, and insurance sectors could come back into effect; as a result, we and our charterers could be further restricted from engaging in Iran-related activities. The EU lifted nearly all of its sanctions targeting Iran, except for targeted asset freezes and travel bans against certain Iranian individuals and entities and restrictions on activities related to weapons proliferation and human rights abuses. Accordingly, residual U.S. secondary sanctions designations and residual EU sanctions listings remain in effect against certain Iranian individuals and entities. While UN, U.S. and EU sanctions relief creates potential opportunities for businesses, risks that existed prior to January 16, 2016 continue to persist, and new risks have arisen, including in particular the divergence between U.S. and EU sanctions and evolving interpretation of the sanctions relief.

Although we intend to maintain compliance with all applicable economic sanctions and trade embargo laws and regulations, there can be no assurance that, notwithstanding our compliance safeguards, we will not be found in the future to have been in violation, particularly as the sanctions and embargo laws and regulations are amended, the scope of certain laws and regulations may be unclear, and laws and regulations are subject to strict liability and are subject to discretionary interpretations by regulators which may change over time. Any such violation could result in fines or other penalties and could severely impact our ability to access U.S. capital markets and conduct our business and could result in some investors and/or lenders deciding, or being required, to divest their interest, or not to invest, in us or lend to us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, our common shares may adversely affect the price at which our common shares trade.

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

If economic conditions throughout the world deteriorate, it will impede our results of operations, financial condition and cash flows, and could cause the market price of our common shares to decline.

If the economic conditions in the world deteriorate, it could have a material adverse effect on our ability to implement our business strategy. The United States, the EU and other parts of the world have recently been or are currently in a recession and continue to exhibit weak economic trends. The credit markets in the United States and Europe have experienced significant contraction, deleveraging and reduced liquidity, and the U.S. federal and state governments and European authorities have implemented a broad variety of governmental action and/or new regulation of the financial markets and may implement additional regulations in the future. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. The SEC, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies and may effect changes in law or interpretations of existing laws. Global financial markets and economic conditions have been, and continue to be, severely disrupted and volatile. Credit markets and the debt and equity capital markets have been exceedingly distressed and the uncertainty surrounding the future of the credit markets in the United States and the rest of the world has resulted in reduced access to credit worldwide.

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

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China, India or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product. China’s gross domestic product grew by 6.9%, 6.7% and 6.9% in 2017, 2016 and 2015, respectively. We cannot assure you that the Chinese economy will not experience a significant contraction in the future. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions. Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic dry bulk shipping companies and may hinder our ability to compete with them effectively. Moreover, a significant or protracted slowdown in the economies of the United States, the EU or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by “arresting” or “attaching” a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could result in a significant loss of earnings for the related off-hire period. In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. In countries with “sister ship” liability laws, claims might be asserted against us or any of our vessels for liabilities of other vessels that we own.

Risks associated with operating ocean going vessels could affect our business and reputation, which could adversely affect our revenues and stock price.

The operation of ocean going vessels carries inherent risks. These risks include the possibility of:

•	marines disaster;

•	environmental accidents;

•	cargo and property losses or damage;

•	business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions; and

•	piracy.

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

We have procured hull and machinery insurance, protection and indemnity insurance, which include environmental damage, pollution insurance coverage, and war risk insurance for our fleet. We do not maintain, for our vessels, insurance against loss of hire, which covers business interruptions that result from the loss of use of a vessel. We may not be adequately insured against all risks. We may not be able to obtain adequate insurance coverage for our fleet in the future, and we may not be able to obtain certain insurance coverage, including insurance against charter party defaults, that we have obtained in the past on terms that are acceptable to us or at all. The insurers may not pay particular claims. Our insurance policies may contain deductibles for which we will be responsible and limitations and exclusions which may increase our costs or lower our revenue. Moreover, insurers may default on claims they are required to pay.

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
At December 31, 2017, our outstanding debt consists of the Norwegian Bond Debt of $200 million, the New First Lien Facility of $65 million and the Ultraco Debt Facility of $61.2 million. The Norwegian Bond Debt matures on November 28, 2022, the New First Lien Facility matures on December 8, 2022 and the Ultraco Debt Facility matures on October 31, 2022. Our Norwegian Bonds have a coupon rate of 8.25% per annum. Furthermore, if we fail to have the Norwegian Bonds listed for trading within twelve months of the issue date, the rate on the Norwegian Bonds will increase by 0.50%.

The term loan under the New First Lien Facility carries an interest rate of LIBOR plus 3.50% per annum. The term loan under the Ultraco Debt Facility carries an interest rate of LIBOR plus 2.95% per annum. We currently have an undrawn Super Senior Facility of $15 million which carries an interest rate of LIBOR plus 2.0% per annum and is subject to an annual commitment fee of 40% of the margin on the undrawn portion of the facility.

As described under “Note 8. Debt” to the consolidated financial statements, the obligations under these agreements are secured by collateral, contain a number of operating restrictions, covenants and events of default, and a breach of any of the covenants could result in an event of default under one or more of these agreements, including as a result of cross default provisions, and subject to the terms of the inter creditor agreement and the loan agreements, the agents could proceed against the collateral granted to them to secure that indebtedness.

The failure of our charterers to meet their obligations under our charter agreements, on which we depend for substantially all of our revenues, could cause us to suffer losses or otherwise adversely affect our business and ability to comply with covenants in our credit facilities.

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

Consistent with dry bulk shipping industry practice, we have not independently analyzed the creditworthiness of the charterers. Should a counterparty fail to honor its obligations under its charter with us, it may be difficult to secure substitute employment for such vessel at a similar charter rate. If our charterers fail to meet their obligations to us or attempt to renegotiate our charter agreements, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows, if any, in the future, and compliance with covenants in our credit facilities.

We are dependent on spot charters and any decrease in spot charter rates in the future may adversely affect our earnings, our ability to pay dividends or meet our financial covenants on our indebtedness.

We currently own a fleet of 47 vessels, of which all but one are employed for less than one year as of December 31, 2017, exposing us to fluctuations in spot market charter rates. Historically, the dry bulk market has been volatile as a result of the many conditions and factors that can affect the price, supply and demand for dry bulk capacity. The continuing global economic crisis may further reduce demand for transportation of dry bulk cargoes over longer distances and supply of dry bulk vessels to carry such dry bulk cargoes, which may materially affect our revenues, profitability and cash flows. The spot charter market may fluctuate significantly based upon supply of and demand for vessels and cargoes. The successful operation of our vessels in the competitive spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, then we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or to pay dividends, if any, in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

Our ability to renew the charters on all of our 47 owned vessels, and the charter rates payable under any such replacement charters, will depend upon, among other things, economic conditions in the sectors in which our vessels operate at that time, changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the seaborne transportation of energy resources.

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

In addition, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in our existing debt agreements and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends."

We may have difficulty managing our planned growth properly and integrating our newly acquired vessels.

The acquisition and management of the 47 vessels in our operating fleet have imposed, and additional dry bulk vessels that we may acquire in the future will impose, significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. Further, we are providing technical management services to all of our vessels in our fleet.  We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing time charters.

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

We have entered into and may enter into in the future, among other things, charter agreements with our customers, credit facilities with banks and interest rate swap agreements. Such agreements subject us to counter party risks. The ability of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime industry, the overall financial condition of the counterparty, charter rates received for specific types of vessels, the supply and demand for commodities such as iron ore, coal, grain, and other minor bulks and various expenses. Should a counter party fail to honor its obligations under agreements with us, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The loss of one or more of our significant customers can affect our financial performance.

We derive a significant part of our revenues from a small number of charterers. In 2017 and 2016, we did not have any customers who accounted for greater than 10% of our revenue. However, in 2015, the Navig8 Pool accounted for approximately 17.2% of our revenue. Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counter party risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the dry bulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our shareholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers.

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

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 47 dry bulk vessels in our operating fleet as of December 31, 2017 was approximately 8.2 years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more expensive to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

We may have to pay tax on United States source income, which will reduce our earnings.

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

We believe that we qualify for this statutory tax exemption for our 2017 taxable year. It should be noted that with respect to any future taxable year, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher. However, since no more that 50% of our shipping income would be treated as derived from U.S. sources, our maximum tax liability under the 4% tax regime would never exceed 2% of our shipping income.

We recorded a gain of $2.1 million on sale of our vessels which may have been subject to United States federal income tax, currently imposed at rates of up to 35% if we did not qualify for exemption from tax under Section 883. In addition, we may be subject to the 30% ''branch profits'' tax on such gain, as determined after allowance for certain adjustments. For more information, see “Item 1. Business-United States Federal Income Taxation of Our Company.”

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

Our current operating and financial systems may not be adequate if we continue to expand the size of our fleet in the future, as we recently did in the second half of 2017 in connection with the Greenship Agreement and our attempts to improve those systems may be ineffective. In addition, if we further expand our fleet, we will need to recruit suitable additional seafarers and shore side administrative and management personnel. We cannot guarantee that we will be able to hire suitable employees as we expand our fleet. If we or our crewing agent encounters business or financial difficulties, we may not be able to adequately staff our vessels. If we are unable to grow our financial and operating systems or to recruit suitable employees as we expand our fleet, our financial performance may be adversely affected and, among other things, the amount of cash available for distribution as dividends to our shareholders may be reduced.

Investment in derivative instruments, such as forward freight and swap agreements, could result in losses.

From time to time, we may take positions in derivative instruments, including FFAs and bunker swaps. FFAs and other derivative instruments may be used to hedge a vessel owner's exposure to the charter market by providing for the sale of a contracted charter rate along a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs or other derivative instruments and do not correctly anticipate charter rate movements over the specified route and time period, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows. During 2017, we incurred a gain of $37,905 on FFAs and bunker swaps which was recorded in other expense in the consolidated statement of operations for the year ended December 31, 2017.

In addition, we may enter into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements. Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2017, we had not entered into interest rate swaps.

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

Certain shareholders currently hold significant percentages of our common stock. As of December 31, 2017, funds and/or managed accounts affiliated with Oaktree Capital Management LP owned approximately 31%, funds and/or managed accounts affiliated with GoldenTree Asset Management LP owned approximately 18% of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. Our Charter authorizes us to issue 700,000,000 shares of common stock, of which 70,394,307 and 73,090,233 shares were issued and outstanding as of December 31, 2017 and March 9, 2018, respectively. As we did in 2016 and the first quarter of 2017, we may issue additional shares of our common stock in the future. Our shareholders may incur dilution from any future equity offering and upon the issuance of additional shares of our common stock upon the exercise of options we have granted to certain of our executive officers or upon the issuance of additional shares of common stock pursuant to our equity incentive plan. In addition, we have a registration rights agreement in favor of certain of our shareholders. Sales of our common stock by one or more of those holders could lower the trading price of our shares.

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

Our shareholders are subject to advance notice requirements for shareholder proposals and director nominations

The Bylaws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary. To be timely, a shareholder's notice will have to be received at the Company’s principal executive offices not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, such as is the case for the 2018 annual meeting, notice by the shareholder must be received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever occurs first, in order for such notice by a shareholder to be timely. The Bylaws also specify requirements as to the form and content of a shareholder's notice. These advance notice requirements, particularly the 60 to 90 day requirement, may impede shareholders' ability to bring matters before an annual meeting of shareholders or make nominations for directors at an annual meeting of shareholders.

Certain super majority provisions in our organizational documents may discourage, delay or prevent changes to such documents.

The Charter provides that a two-thirds vote is required to amend or repeal certain provisions of the Charter and Bylaws, including those provisions relating to: the number and election of directors; filling of board vacancies; resignations and removals of directors; director liability and indemnification of directors; the power of shareholders to call special meetings; advance notice of director nominations and shareholders proposals; and amendments to the Charter and Bylaws. These super majority provisions may discourage, delay or prevent changes to the Charter or Bylaws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease office space at 300 First Stamford Place, Stamford CT 06902. In addition, we lease offices in Singapore and Hamburg, Germany. Our interests in our dry bulk vessels are our only material properties. See “Item 1. Business—Our Fleet.”

ITEM 3. LEGAL PROCEEDINGS

See Note 10, “Commitments and Contingencies” to the Company’s consolidated financial statements set forth in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for information regarding legal proceedings in which we are involved.

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

For the period:	High*	Low*
January 1, 2016 to March 31, 2016*	$65.00	$7.20
April 1, 2016 to June 30, 2016*	$18.20	$6.40
July 1, 2016 to September 30, 2016	$10.40	$5.49
October 1, 2016 to December 31, 2016	$9.18	$4.12
January 1, 2017 to March 31, 2017	$7.61	$4.91
April 1, 2017 to June 30, 2017	$5.72	$4.24
July 1, 2017 to September 30, 2017	$5.05	$4.25
October 1, 2017 to December 31, 2017	$4.77	$4.18

* Adjusted for stock split on August 5, 2016.

On March 9, 2018, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, was $5.16 per share.

Holders.  The number of shareholders of record of our common stock was approximately 150 on March 9, 2018, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

Payment of Dividends to Shareholders

The Company did not make any dividend payments in 2017, 2016 and 2015. The declaration and payment of dividends in the future, if any, will be subject to the discretion of the board of directors, restrictions contained in our debt facilities, and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends" and Note 8. “Debt” to the consolidated financial statements.

Equity Compensation Plan Information

On October 15, 2014, the Company adopted the post-bankruptcy emergence Management Incentive Program, which provided for the distribution of Company equity in the form of shares of Company common stock, and options, to the participating senior management and other employees of the reorganized Company (the “2014 Plan”). There are 54,155 shares of common stock to be issued upon exercise of outstanding options and restricted shares under the 2014 Plan. Additionally there are 513,863 shares of common stock to be issued upon exercise of outstanding options and vesting of restricted shares which were not granted under the 2014 Plan, but are subject to the terms of the 2014 Plan.

On December 15, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) which replaced the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired or otherwise terminated or cancelled. Under the terms of the 2016 Plan, a maximum of 5,348,613 shares may be issued. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan.

The following table sets forth certain information as of December 31, 2017 regarding the 2016 Plan. The 2016 Plan was approved by our shareholders on December 15, 2016.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Plan Category	(a)*	(b)	(c)*
Equity compensation plans approved by security holders	3,439,096	$4.85	1,909,517
Equity compensation plans not approved by security holders	—	—	N/A
Total	3,439,096	4.85	1,909,517

*    Consists of 5,348,613 shares eligible to be granted under the 2016 Plan.

Company Common Stock Performance Graph

The following graph illustrates a comparison of the cumulative total shareholder return (change in stock price plus reinvested dividends) of Eagle Bulk’s common stock with the Standard and Poor’s 500 Index and a peer group “Dry Index” consisting of Scorpio Bulkers Inc., Diana Shipping Inc., Star Bulk Carriers Corp., Golden Ocean Group Ltd., Safe Bulkers and Genco Shipping and Trading Limited. The comparison graph assumes a $100 investment in each of the Company's common stock, the Standard & Poor's 500 Index and the Dry Index peer group on October 16, 2014, the date of the Company's emergence from bankruptcy.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Successor for the years ended December 31, 2017, 2016, 2015 and for the period from October 16, 2014 to December 31, 2014 and the Predecessor for the period January 1, 2014 to October 15, 2014 and the years ended December 31, 2013.  Income Statement data in the table has been derived from the Company's audited financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015 (Successor), the period from October 16, 2014 to December 31, 2014 (Successor) and for the period January 1, 2014 to October 15, 2014 (Predecessor) and as of December 31, 2017 and 2016 (Successor) included herein and for the period from October 16, 2014 to December 31, 2014 and the Predecessor for the period January 1, 2014 to October 15, 2014 and for the year ended December 31, 2013 and as of December 31, 2014 and 2013 not appearing in this Form 10-K.  The data for the years ended December 31, 2017, 2016 and 2015, the period from October 16, 2014 to December 31, 2014 and for the period January 1, 2014 to October 15, 2014 and as of December 31, 2017 and 2016 should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The period from October 16, 2014 to December 31, 2014 (Successor) and the period from January 1, 2014 to October 15, 2014 (Predecessor) are distinct reporting periods as a result of our emergence from bankruptcy on October 15, 2014 as reported in our consolidated financial statements.

(Dollar amounts in thousands except per Share amounts and Fleet Data)

	Successor				Predecessor
Income Statement Data (a)	2017	2016	2015	Period from October 16, 2014 to December 31, 2014	Period from January 1, 2014 to October 15, 2014	2013
Revenues, net	$236,785	$124,493	$103,857	$31,090	$123,150	$202,440
Voyage expenses	62,351	42,094	23,832	6,262	14,704	26,423
Vessel expenses	78,607	74,017	86,329	17,331	71,679	78,830
Charter hire expenses	31,284	12,845	4,126	1,043	188	—
Depreciation and Amortization	33,691	38,884	43,001	8,782	61,239	76,947
General and Administrative Expenses	33,126	22,906	25,537	5,933	18,679	21,621
Restructuring Charges	—	5,869	—	—	—	—
Vessel Impairment*	—	129,028	50,873	—	—	—
(Gain)/loss on Sale of Vessels	(2,135)	102	5,697	—	—	—
Gain on time charter agreement termination	—	—	—	—	—	(32,525)
Total Operating Expenses	236,925	325,745	239,395	39,351	166,489	171,296

Interest expense	29,377	21,799	11,927	2,360	60,737	82,833
Interest income	(651)	(215)	(6)	(2)	(8)	—
Other (income)/expense	(38)	687	838	884	—	18,832
Reorganization expense	—	—	—	46	427,735	—
Loss on debt extinguishment **	14,969
Net loss	$(43,797)	$(223,523)	$(148,297)	$(11,549)	$(531,803)	$(70,521)

Share and Per Share Data
Basic loss per share	$(0.63)	$(10.87)	$(78.88)	$(6.16)	$(29.78)	$(4.15)
Diluted loss per share	$(0.63)	$(10.87)	$(78.88)	$(6.16)	$(29.78)	$(4.15)
Weighted Average Shares Outstanding – Diluted	69,182	20,566	1,881	1,875	17,857	16,984
Cash Dividends Declared per share	—	—	—	—	—	—

Consolidated Cash Flow Data
Net cash provided by/(used in) operating activities	$7,389	$(45,434)	$(43,787)	$(279)	$(19,465)	$(354)
Net cash provided by/(used in) investing activities	(155,250)	(9,280)	10,252	4,206	(491)	2,317
Net cash provided by /(used in) financing activities	127,596	106,335	18,456	—	(36,322)	(400)

* As of December 31, 2017, the Company evaluated if any impairment indicators existed as of December 31, 2017. Based on the evaluation, the Company determined that there were impairment indicators for 22 vessels in the Company's fleet for which the vessel prices based on vessel valuations received from third party brokers were lower than their carrying values. Based on our impairment analysis, we determined that as of December 31, 2017, the future cash flows expected to be earned by the 22 vessels on an undiscounted basis would exceed their carrying value and therefore no impairment charges were recorded in the consolidated financial statements. As of December 31, 2016, the Company intended to divest some of the older as well as less efficient vessels from its fleet to achieve operating cost savings as well as potentially acquiring newer and more efficient vessels. The anticipated sale of such vessels in the next two years reduced our estimated holding period of the vessels resulting in an impairment charge. As a result, we reduced the carrying value of each vessel to its fair market value as of December 31, 2016 and recorded an impairment charge of $122,860,600. An impairment charge was also recorded in 2015 and then subsequently in the first quarter of 2016 for six other vessels which were subsequently sold.

** On December 8, 2017, the Company paid the amounts outstanding under the First Lien Facility and the Second Lien Facility by issuance of $200.0 million of the Norwegian Bond Debt and $65 million of the New First Lien Facility. As a result, the Company recognized a $15.0 million loss on debt extinguishment in the fourth quarter of 2017. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources” and “Note 8. Debt” to the consolidated financial statements.

	Successor				Predecessor
Consolidated Balance Sheet Data	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014(a)	December 31, 2013
Current Assets	$105,223	$104,265	$41,025	$76,591	$61,931
Total Assets	808,350	686,382	786,603	913,877	1,723,414
Total Liabilities	347,185	285,899	268,259	249,786	1,192,219
Short-term Debt	4,000	—	15,625	15,625	1,174,044
Long-term Debt	313,684	255,944	225,577	203,556	—
Stockholders' Equity	461,165	400,483	518,344	664,091	531,195
Other Data
Capital Expenditures:
Vessels and vessel improvements	$176,603	$21,787	$1,747	$486	$92
Drydocking costs incurred	$2,579	$3,689	$11,142	$5,764	$3,638
Ratio of Total Debt to Total Capitalization (b)	40.8%	39.0%	31.8%	24.8%	68.8%
Fleet Data
Number of Vessels in operating fleet	47	41	44	45	45
Average Age of Fleet (in dwt weighted years)	8.2	8.7	8.4	8.0	7.0
Fleet Ownership Days	16,293	15,408	16,186	16,425	16,425
Charter-in under operating lease Days	3,353	1,494	382	91	—
Fleet Available Days	19,245	16,695	16,151	16,325	16,305
Fleet Operating Days	19,140	16,485	15,766	15,988	16,180
Fleet Utilization Days	99.5%	98.8%	97.6%	97.9%	99.2%

(a)
The consolidated and other financial data for the year ended December 31, 2014 presents the results of operations for the period from October 16, 2014 to December 31, 2014 (Successor) and the period from January 1, 2014 to October 15, 2014 (Predecessor). The period from October 16, 2014 to December 31, 2014 (Successor) and the period from January 1, 2014 to October 15, 2014 (Predecessor) are distinct reporting periods because of our emergence from bankruptcy on October 15, 2014 as reported in our consolidated financial statements. As result of the bankruptcy, our capital structure, our financial statements and share and per share amounts are not comparable between the Successor and Predecessor.

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

General Overview

We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax dry bulk vessels in the world. Supramax/Ultramax vessels dry bulk are vessels which are constructed with on-board cranes, ranging in size from approximately 50,000 to 59,000 dwt and Ultramax dry bulk vessels range in size from 60,000 to 65,000 dwt. They are considered a sub-category of the Handymax segment typically defined as 40,000 to 65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of December 31, 2017, we owned and operated a modern fleet of 47 Handymax dry bulk vessels. We chartered-in a 61,400 dwt, 2013 built newbuilding Japanese vessel for approximately four years. In addition, the Company charters-in third-party vessels on a short to medium term basis.

We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/ Ultramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax class vessels make them attractive to cargo interests and vessel charterers. The 47 vessels in our operating fleet, with an aggregate carrying capacity of 2,683,751 dwt, have an average age of 8.2 years as of December 31, 2017.

Refinancing

On December 8, 2017, the Company, through certain of its wholly-owned subsidiaries, completed a refinancing of approximately $265,000,000 under (i) the First Lien Facility and (ii) the Second Lien Facility, through (a) the New First Lien Facility of $65,000,000, and (b) the issuance by Shipco, the Norwegian Bond Debt of $200,000,000. In addition, Shipco entered into the Super Senior Facility of $15,000,000. For more information about the terms of the New First Lien Facility, the Norwegian Bank Debt and the Super Senior Facility, see “Note 8. Debt” to the consolidated financial statements.

Corporate Reorganization

In connection with the refinancing transactions, the Company consummated an internal reorganization. As part of the internal reorganization, Eagle Shipping transferred ownership of certain wholly-owned vessel-owning subsidiaries to Shipco, such that Shipco became the parent to 28 vessel-owning subsidiaries. Additionally, all management and technical services will now be conducted under Eagle Bulk Management LLC, a newly-formed limited liability company existing under the laws of the Republic of the Marshall Islands and a direct, wholly-owned subsidiary of the Company.

Ultraco Debt Facility

On June 28, 2017, Ultraco entered into the Ultraco Debt Facility, which provided for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of the nine Greenship Vessels, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility were used for the purpose of financing a part of the acquisition cost of the Greenship Vessels.

On December 29, 2017, Ultraco entered into the First Amendment to the Ultraco Debt Facility to increase the commitments for the purpose of financing the acquisition of an additional vessel by New London Eagle LLC, a wholly-owned subsidiary of Ultraco and additional guarantor under the Ultraco Debt Facility. The increase in the commitments was $8.6 million. Ultraco took delivery of the vessel in January 2018 and drew down $8.6 million. The Company paid a deposit of $2.2 million as of December 31, 2017.

As of December 31, 2017, the Company has drawn $61.2 million under the Ultraco Debt Facility.

For more information about the terms of the Ultraco Debt Facility and the First Amendment, see “Note 8. Debt” to the consolidated financial statements.

The following are certain significant events with respect to our vessels that occurred during 2016 and 2017:

•
On April 26, 2016, the Company sold the vessel Peregrine for $2.6 million, after brokerage commissions and associated selling expenses, and recorded a net loss of approximately $150,000 in the second quarter of 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On June 16, 2016, the Company sold the vessel Falcon for $3.2 million, after brokerage commissions and associated selling expenses, and recorded a net loss of approximately $140,000 in the second quarter of 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On July 12, 2016, the Company sold the vessel Harrier for $3.2 million, after brokerage commissions, associated selling expenses, and recorded a loss of $115,000. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On September 6, 2016, the Company sold the vessel Kittiwake for $4.0 million, after brokerage commission, associated selling expenses, and recorded a net gain of approximately $316,000 in the third quarter of 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On September 30, 2016, Eagle Shipco signed a memorandum of agreement to acquire a 2016 NACKS built Ultramax 61,000 dwt. vessel for $18.85 million. The Company took the delivery of the vessel, the Stamford Eagle, in the fourth quarter of 2016.

•
On November 14, 2016, the Company, through its subsidiary Eagle Bulk Shipco LLC, signed a memorandum of agreement to acquire a 2017 built 64,000 dwt SDARI-64 Ultramax dry bulk vessel constructed at Chengxi Shipyard Co., Ltd for $17.9 million. The Company took delivery of the vessel, the Singapore Eagle, on January 11, 2017.

•
On January 6, 2017, the Company sold the vessel Redwing for $5.8 million, after brokerage commissions and associated selling expenses, and recorded a net gain of approximately $0.1 million. The vessel was classified as an asset held for sale as of December 31, 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On April 6, 2017, the Company sold the vessel Sparrow for $4.8 million after brokerage commissions and associated selling expenses, and recorded a net gain of approximately $1.8 million. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On July 27, 2017, the Company sold the vessel Woodstar for $7.8 million after brokerage commissions and associated selling expenses and recorded a gain for $0.2 million. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On November 28, 2017, the Company sold the vessel Wren for $7.6 million after brokerage commissions and associated selling expenses and recorded a gain of $0.03. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On August 30, 2017, the Company signed a memorandum of agreement to sell the vessel Avocet for $9.6 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the second quarter of 2018. The Company expects to recognize a gain of $0.3 million. As of December 31, 2017, the Company reported the carrying amount of the vessel as vessel held for sale in its consolidated balance sheet.

•
On December 19. 2017, the Company, through Ultraco, signed a memorandum of agreement to acquire a 2015 built 64,000 dwt CROWN-83 Ultramax dry bulk vessel constructed at Chengxi Shipyard Co., Ltd for $21.2 million. The Company took delivery of the vessel, the New London Eagle, on January 9, 2018. As of December 31, 2017, the Company paid a deposit of $2.2 million for the purchase of the vessel.

   The following are certain significant events with respect to our vessels that occurred during 2015:

•
In April 2015, the Company decided to sell the Kite, a 1997-built Handymax, and reached an agreement to sell the vessel for $4.3 million after brokerage commissions payable to a third party. On May 7, 2015, the Company sold the vessel and realized a net loss of approximately $5.7 million in the second quarter of 2015.

•
On May 20, 2015, the Company delivered a 90 day termination notice to Navig8 Pool to terminate the pool arrangements for all of its vessels in the Navig8 Pool. The notice of termination was given pursuant to the terms of the Company’s pool agreement.

•
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

  Business Strategy and Outlook:

We believe our strong balance sheet allows us the flexibility to opportunistically make investments in the dry bulk segment that will drive shareholder growth. In order to accomplish this, we intend to:

•	Maintain a highly efficient and the high quality fleet in the dry bulk segment.

•	Maintain a revenue strategy that takes advantage of a rising rate environment and at the same time mitigate risk in a declining rate environment.

•	Maintain a cost structure that allow us to be competitive in all economic cycles without sacrificing safety and maintenance.

•	Continue to grow our relationships with our charterers and vendors

•	Continue to invest in our on-shore operations and development of processes.

Our financial performance is based on the following key elements of our business strategy:

(1)
concentration in one vessel category: Supramax/Ultramax dry bulk vessels, which we believe offer certain size, operational and geographical advantages relative to other classes of dry bulk vessels, such as Handymax, Panamax and Capesize vessels,

(2)
An active owner-operator model where we seek to operate our own fleet and develop contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, we consistently monitor the dry bulk shipping market and, based on market conditions, will consider taking advantage of long-term time charters at higher rates when appropriate.

(3)	Maintain high quality vessels and improve standards of operation through improved standards and procedures, crew training and repair and maintenance procedures.

We have employed all of our vessels on time and voyage charters. The following table represents certain information about our revenue earning charters on our operating fleet as of December 31, 2017:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Avocet	2010	53,462	Drydock		(1)

Bittern	2009	57,809	Jan 2018	Voyage

Canary	2009	57,809	Feb 2018	$8,000

Cardinal	2004	55,362	Mar 2018	$14,000

Condor	2001	50,296	Jan 2018	$13,000

Crane	2010	57,809	Feb 2018	$9,500	(2)

Crested Eagle	2009	55,989	Jan 2018	Voyage

Crowned Eagle	2008	55,940	Feb 2018	$12,000

Egret Bulker	2010	57,809	Feb 2018	$17,500

Fairfield Eagle	2013	63,301	Jan 2018	$12,500

Gannet Bulker	2010	57,809	Jan 2018	Voyage

Greenwich Eagle	2013	63,301	Jan 2018	$21,500

Golden Eagle	2010	55,989	Feb 2018	$2,610	(3)

Goldeneye	2002	52,421	Jan 2018	$18,750

Grebe Bulker	2010	57,809	Jan 2018	$11,100

Groton Eagle	2013	63,200	Nov 2018	$10,250

Hawk I	2001	50,296	Mar 2018	Voyage

Ibis Bulker	2010	57,775	Jan 2018	Voyage

Imperial Eagle	2010	55,989	Feb 2018	Voyage

Jaeger	2004	52,248	Jan 2018	Voyage

Jay	2010	57,802	Jan 2018	$21,750

Kestrel I	2004	50,326	Jan 2018	$6,325

Kingfisher	2010	57,776	Feb 2018	Voyage

Madison Eagle	2013	63,303	Feb 2018	Voyage

Martin	2010	57,809	Jan 2018	$13,250

Merlin	2001	50,296	Jan 2018	Voyage

Mystic Eagle	2013	63,301	Feb 2018	$2,180	(4)

Nighthawk	2011	57,809	Apr 2018	$2,350	(5)

Oriole	2011	57,809	Mar 2018	$2,450	(6)

Osprey I	2002	50,206	Jan 2018	$11,000

Owl	2011	57,809	Jan 2018	Voyage

Petrel Bulker	2011	57,809	Jan 2018	Voyage

Puffin Bulker	2011	57,809	Mar 2018	$2,411	(7)

Roadrunner Bulker	2011	57,809	Feb 2018	$12,750

Rowayton Eagle	2013	63,301	Jan 2018	$19,200

Sandpiper Bulker	2011	57,809	Feb 2018	$4,350	(8)

Singapore Eagle	2017	61,530	Jan 2018	Voyage

Shrike	2003	53,343	Jan 2018	$4,500

Skua	2003	53,350	Mar 2018	$11,250

Southport Eagle	2013	63,301	Jan 2018	Voyage

Stamford Eagle	2016	61,530	Jan 2018	$5,650

Stellar Eagle	2009	55,989	Jan 2018	Voyage

Stonington Eagle	2012	63,301	Oct 2019	$11,650

Tern	2003	50,200	Feb 2018	Voyage

Thrasher	2010	53,360	Jan 2018	Voyage

Thrush	2011	53,297	Jan 2018	$10,000

Westport Eagle	2015	63,344	Feb 2018	Voyage

(1)	The vessel is contracted to perform a time charter after the drydock at a rate of $11,400.

(2)	The vessel is contracted to continue the existing time charter at an increased charter rate of $11,000 after January 14, 2018.

(3)	The vessel is contracted to continue the existing time charter at an increased charter rate of $11,000 after January 23, 2018.

(4)	The vessel is contracted to continue the existing time charter at an increased charter rate of $12,000 after January 16, 2018.

(5)	The vessel is contracted to continue the existing time charter at an increased charter rate of $10,000 after March 10, 2018.

(6)	The vessel is contracted to continue the existing time charter at an increased charter rate of $10,500 after March 10, 2018.

(7)	The vessel is contracted to continue the existing time charter at an increased charter rate of $10,500 after February 18, 2018.

(8)	The vessel is contracted to continue the existing time charter at an increased charter rate of $9,500 after February 28, 2018.

Market Overview

The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 5% of the on-the-water fleet. As of December 31, 2017, there are approximately 11,116 dry bulk carriers (over 10,000 dwt) totaling 817 million dwt. We compete with other (primarily private) owners of dry bulk vessels in the Handysize, Supramax, and Panamax asset classes.

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

Our strategy is to focus on the Supramax/Ultramax asset class, which is part of the broader Handymax segment, defined as dry bulk vessels between 40,000 to 65,000 dwt. Supramax/Ultramax vessels range in size from approximately 50,000 to 65,000 dwt. These vessels have the cargo loading and unloading flexibility offered by their on-board cranes, while the cargo carrying capacity approaches that of Panamax, which ranges in size between 72,000 and 83,000 dwt and which require onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class makes it the preferred type of ship attractive to potential charterers. All 47 of our owned vessels, as of December 31, 2017, range in size between 50,000 and 64,000 dwt.

The supply of dry bulk vessels depends primarily on the level of the orderbook, the fleet age profile, and the operating efficiency of the existing fleet.  As of December 2017, 8% of the world Handymax fleet was 20 years or older, while the newbuilding orderbook stood at 6.5% of the (Handymax) on-the-water fleet. The 47 vessels in our operating fleet have an average age of approximately 8.2 years as of December 31, 2017. The typical trading life of a Handymax vessel is approximately 25 years.

The Handymax Market

In 2017, drybulk global market continued to recover from a historic market low from early 2016. Trade demand grew by 4% in 2017, as compared to an increase of 1.2% in 2016. The improvement in demand was primarily driven by an increase in trades relating to iron ore, coal and grain as well as the minor bulks. On the supply side, net fleet growth (newbuilding deliveries less scrapping) amounted to 2.9% for 2017, as compared to 2.3% for the year prior. Although 2017 newbuilding deliveries decreased by 108 vessels, or 20% from the prior year, scrapping decreased by a greater amount causing net fleet growth to increase slightly year-on-year. Scrapping totaled 214 vessels in 2017, as compared to 408 in 2016, representing a drop of 48%. The Baltic Supramax Index (“BSI”), a dry bulk index based on 52,000 dwt vessels, averaged $9,185 for 2017. The improvement in rates during the year was driven by increased demolition (of older vessels), lower supply growth, and higher iron ore and coal flows into China.

Looking ahead, newbuilding deliveries for 2018 (and beyond) are expected to continue their downward trend, with the orderbook currently standing at approximately 10% of the existing fleet. Drybulk trade, which tends to be correlated to global GDP, is expected to improve by approximately 2% in 2018, driven by increased flows in iron ore, coal, grains, and minor bulks.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a description of all our accounting policies, see Note 3. “Significant Accounting Policies” to our consolidated financial statements included herein.

Revenue Recognition

Revenues are generated from time charters, voyage charters and commercial pool arrangements. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the completion of discharge of the previous charterer’s cargo and is deemed to end upon the completion of discharge of the current cargo, provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Revenue under voyage charters will not be recognized until a charter has been agreed even if the vessel has discharged its previous cargo and is proceeding to an anticipated port of loading.

Revenues generated from time charters linked to the Baltic Supramax index and/or revenues generated from profit sharing arrangements are recognized over the term of the respective time charter agreements as service is provided and the profit sharing is fixed and determinable.

For the Company’s vessel operating in a Commercial Pool, revenues and voyage expenses are pooled and allocated to each pool participant under a time charter agreement basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross shipping revenues net of voyage expenses is based on points allocated to participants’ vessels based on cargo carrying capacity and other technical characteristics, such as speed and fuel consumption. We had one vessel operating in a commercial pool until April 2017.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers. This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration.   The requirements of this standard include an increase in required disclosures. Management has not yet selected a transition method and is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. The Company believes that the adoption of the standard will impact the timing of recognition of revenue. Management will apply the modified retrospective transition method and will recognize the cumulative effect of adopting this standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. Prior periods will not be retrospectively adjusted. The Company continues to make progress in its implementation and assessment of the new revenue standard. While the assessment is still ongoing, based on the progress made to date, the Company expects that the timing of recognition of revenue for certain ongoing charter contracts will be impacted as well as the timing of recognition of certain voyage related costs. While the assessment of certain effects of the adoption of ASU 2014-09 are ongoing, the timing of recognition will primarily impact spot voyage charters. Under ASU 2014-09, revenue will be recognized from when the vessel arrives at the load port until the completion of discharge at the discharge port instead of recognizing revenue from the discharge of the previous voyage provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. The financial impact of adoption will depend on the number of spot voyages and time charter arrangements as well as their percentage of completion at January 1, 2018. The Company expects that the adoption of ASU 2014-09 will result in an increase in the opening Accumulated Deficit balance as of January 1, 2018 in the Consolidated Balance Sheet of approximately $0.5 million to $1.3 million as a result of the adjustment of Revenue and Voyage expenses. The above estimate could potentially change upon further evaluation. Additionally, the Company is currently evaluating the adjustment, if any, to other expenses such as Vessel expenses in the Consolidated Statement of Operations and the additional presentation and disclosure requirements of ASU 2014-09 on our consolidated financial statements.

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

Vessel Lives and Impairment

The Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. In addition, the Company estimates the scrap rate to be $300 per lwt, to compute each vessel's salvage value, which is based on the 15-year average scrap value of steel.

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

If indicators of impairment are present, we perform an analysis of the undiscounted projected net operating cash flows for each vessel and compare it to the vessel’s carrying value. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. In developing estimates of future cash flows, the Company must make assumptions about future charter rates, ship-operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing. For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on a historical average of the last twenty five years of one to three years’ time charters, though we consider whether using a ten or fifteen year average would result in a materially different conclusion. Actual equivalent dry bulk shipping rates are currently lower than the estimated rate. We believe current rates have been driven by short-term disruptions in demand and a slowdown in the availability of global credit. The projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and for the unfixed days, projected FFA rates up to 2019 and an estimated daily time charter equivalent over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures adjusted annually for inflation.

As of December 31, 2017, the Company evaluated if any impairment indicators existed as of December 31, 2017. Based on the evaluation, the Company determined that there were impairment indicators for 22 vessels in the Company's fleet for which the vessel prices based on vessel valuations received from third party brokers were lower than their carrying values. The Company considered this to be an impairment indicator and performed an impairment test on the 22 vessels.

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile. We utilize historical averages as discussed above in our impairment tests due to the highly cyclical nature of the drybulk shipping industry. Our vessels range from very new to fifteen years old, and we believe that utilizing rates over a long period of time incorporates numerous shipping cycles and reflects our strategy of operating our vessels over a long time period, and in line with the overall useful economic life of our vessels. As disclosed elsewhere herein, we also consider whether utilizing ten or fifteen year averages would impact our impairment assessment. Then ten and fifteen year averages are higher than our estimate and therefore will impact our impairment test positively. Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 16.8 years in which to provide sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2017.  Management will continue to monitor developments in charter rates in our participatory markets with respect to the expectation of future rates over an extended period.

A comparison of the average estimated daily time charter equivalent rate used in our impairment analysis with the average break even rate at which the undiscounted cash flows for all of our vessels will be lower than their carrying value as of December 31, 2017 (“average break even rate”) for our vessels is presented below:

Vessel Class	Average estimated daily time charter rate used	Percentage decline from average estimated daily time charter rate used in impairment test at which point impairment would be recorded
Supramax	$11,209	(28.6)%

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

	Incremental number of vessels	Potential Incremental Impairment $ (in millions)
1 year historical average	—	—
3 year historical average	22	122.0
5 year historical average	8	43.0
10 year historical average	—	—
15 year historical average	—	—

Management does not believe that one year, three year, and five year historical average is reflective of the cyclical nature of shipping business, which tends to have cycles much longer than one, three or five years.

Based on our impairment analysis, we determined that as of December 31, 2017, the future cash flows expected to be earned by the 22 vessels on an undiscounted basis would exceed their carrying value and therefore no impairment charges were recorded in the consolidated financial statements.

  As of December 31, 2016, as part of our fleet renewal program, management considered it probable that we would divest some of our older vessels as well as certain less efficient vessels from its fleet to achieve operating cost savings.  The Company identified two groups of vessels. Group 1 vessels were selected based on the shipyard they were built and their technical specifications. The group consists of five sister ships constructed in the Dayang shipyard with 53,000 dwt. These vessels were identified by management as having poorer fuel efficiency, among other reasons, compared to their peers. The second group of 11 vessels are older than 13 years and less than 53,000 dwt.  Based on our projected undiscounted cash flows prior to sale, factoring the probability of sale, such vessels were determined to be impaired, and written down to their current fair value as of December 31, 2016, which was determined by obtaining broker quotes from two unaffiliated shipbrokers.  As a result, we recorded an impairment charge of $122,860,600 in the fourth quarter of 2016. The carrying value of these vessels prior to impairment was $234,860,600.  In addition to the above, in 2015, we identified six vessels as probable sales, and recognized an impairment charge in 2015 of $50,872,734.  As the value of such vessels further declined in the first quarter of 2016, we recorded an additional impairment charge of $6,167,262 in that quarter. Out of the six vessels initially identified in 2015, all vessels have been sold as of December 31, 2017. Out of the sixteen vessels impaired in 2016, two vessels were sold during 2017 and a memorandum of sale agreement was signed on the third one. The Company expects to deliver the vessel to the buyers in the second quarter of 2018.

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

The table set forth below indicates the carrying value of each of our vessels as of December 31, 2017 and 2016, which we believe, based on broker quotes recently obtained, have a basic charter free market value below its carrying value.  Noted below the table is the aggregate difference between the carrying value and the basic market value, which represents the approximate amount by which we believe we would have to reduce our net income if we sold all of such vessels, excluding commissions, as of December 31, 2017, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy. Additionally, given the current dynamic in the dry bulk market, were we to sell a vessel, we might not be able to realize proceeds consistent with the amounts disclosed below.

	Dwt	Year Purchased	Carrying Value* as of December 31, 2017	Carrying Value* as of December 31, 2016
Dry bulk Vessels
BITTERN	57,809	2009	$17.2 million *	$17.9 million*
CANARY	57,809	2009	$17.2 million *	$18.0 million*
CARDINAL	55,362	2005	$7.1 million	$7.5 million*
CONDOR	50,296	2005	$4.6 million	$4.7 million*
CRANE	57,809	2010	$18.2 million *	$19.1 million*
CRESTED EAGLE	55,989	2009	$20.5 million *	$21.6 million*
CROWNED EAGLE	55,940	2008	$19.2 million *	$20.3 million*
EGRET BULKER	57,809	2010	$18.3 million *	$19.1 million*
FAIRFIELD EAGLE	63,301	2013	$17.1 million	—
GANNET BULKER	57,809	2010	$18.1 million *	$18.9 million*
GOLDEN EAGLE	55,989	2010	$21.8 million *	$22.9 million*
GOLDENEYE	52,421	2008	$5.3 million	$5.6 million*
GREBE BULKER	57,809	2010	$18.1 million *	$18.9 million*
GREENWICH EAGLE	63,301	2013	$16.9 million	—
GROTON EAGLE	63,200	2013	$16.9 million	—
HAWK I	50,296	2005	$4.4 million	$4.7 million*
IBIS BULKER	57,775	2010	$18.1 million *	$18.9 million*
IMPERIAL EAGLE	55,989	2010	$21.8 million *	$22.9 million*
JAEGER	52,248	2006	$6.3 million	$6.7 million*
JAY	57,802	2010	$18.1 million *	$18.9 million*
KESTREL	50,326	2006	$6.7 million	$6.9 million*
KINGFISHER	57,776	2010	$18.1 million *	$18.9 million*
MADISON EAGLE	63,303	2013	$17.2 million	—
MARTIN	57,809	2010	$18.1 million *	$18.9 million*
MERLIN	50,296	2005	$4.5 million	$4.7 million*
MYSTIC EAGLE	63,301	2013	$17.0 million	—
NIGHTHAWK	57,809	2012	$19.0 million *	$19.9 million*
ORIOLE	57,809	2012	$19.1 million *	$19.9 million*
OSPREY I	50,206	2005	$5.3 million	$5.5 million*
OWL	57,809	2012	$19.1 million *	$19.9 million*
PETREL BULKER	57,809	2012	$19.1 million *	$19.9 million*
PUFFIN BULKER	57,809	2012	$19.1 million *	$19.9 million*
ROADRUNNER BULKER	57,809	2012	$19.1 million *	$19.9 million*
ROWAYTON EAGLE	63,301	2013	$17.0 million	—
SANDPIPER BULKER	57,809	2012	$19.1 million *	$19.9 million*
SHRIKE	53,343	2007	$6.5 million	$6.8 million*
SINGAPORE EAGLE	61,530	2017	$18.5 million	—
SKUA	53,350	2007	$6.5 million	$6.8 million*
SOUTHPORT EAGLE	63,301	2013	$16.9 million	—
STELLAR EAGLE	55,989	2009	$20.6 million *	$21.6 million*
STONINGTON EAGLE	63,301	2012	$16.9 million	—
STAMFORD EAGLE	61,530	2016	$18.3 million	$18.9 million
TERN	50,200	2006	$6.0 million	$6.4 million*
THRASHER	53,360	2010	$9.2 million	$9.6 million*
THRUSH	53,297	2012	$10.4 million	$10.8 million*
WESTPORT EAGLE	63,344	2008	$17.0 million	$15.6 million*
Total DWT	2,630,289

 *Indicates dry bulk carriers for which we believe, as of December 31, 2017 and 2016, the basic charter-free market value is lower than the vessel’s carrying value. We believe that the aggregate carrying value of these vessels exceed their December 31, 2017 and 2016 aggregate basic charter-free market value by approximately $122 million and $180 million, respectively.

Deferred Drydock Cost

There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydock costs are capitalized when incurred and amortized over the period to the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock expenses. Under the deferral method, drydock expenses are capitalized and amortized on a straight-line basis until the next drydock, which we estimate to be a period of two to five years. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydock performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in deferred drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted. We expect that our vessels will be required to be drydocked approximately every 30 months for vessels older than 15 years and 60 months for vessels younger than 15 years.

Costs deferred as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements. During drydocking, we capitalize into the cost basis of the vessel any expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized drydocking costs are written off as drydocking expense if the vessels are drydocked earlier than the applicable amortization period.

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

Results of Operations for years ended December 31, 2017, 2016 and 2015

Factors Affecting our Results of Operations

The following tables represent the operating data and certain financial statement data for the years ended December 31, 2017, 2016 and 2015 on a consolidated basis.

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Ownership Days	16,293	15,408	16,186
Chartered-in Days	3,353	1,494	382
Total	19,646	16,902	16,568
Available Days	19,245	16,695	16,151
Operating Days	19,140	16,485	15,766
Fleet Utilization	99.5%	98.7%	97.6%

•
Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

•	Chartered-in Days: The Company defines chartered-in days as the aggregate number of days in a period during which the Company chartered-in vessels.

•
Available days: We define available days, which the Company has recently updated and is reflected in the above table to better reflect the way management views the business, as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked three vessels in 2017, nine vessels in 2016 and nineteen vessels in 2015.

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

The mix of charters between spot or voyage charters and mid-term time charters also affects revenues. Because the mix between voyage charters and time charters significantly affects shipping revenues and voyage expenses, vessel revenues are benchmarked based on net charter hire income. Net charter hire income comprises revenue from vessels operating on time charters, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market and charter hire expenses. Net charter hire serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue.

The following table represents the reconciliation of Net charter hire income for the years ended December 31, 2017, 2016, and 2015.

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Revenue, Net	$236,784,625	$124,492,844	$103,856,876
Voyage Expenses	62,351,252	42,093,714	23,832,457
Charter hire expenses	31,283,956	12,845,468	4,125,766
Net charter hire revenue	$143,149,417	$69,553,662	$75,898,653

% of Net charter hire from
Time charter	60%	64%	76%
Voyage charter	39%	35%	6%
Commercial pool	1%	1%	18%

Our economic decisions are based on anticipated Net charter hire rates and we evaluate financial performance based on Net charter rates achieved. Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the net charter hire that our vessels earn under charters, which, in turn, are affected by a number of factors, including:

•	the duration of our charters;

•	our decisions relating to vessel acquisitions and disposals;

•	the amount of time that we spend positioning our vessels;

•	the amount of time that our vessels spend in drydock undergoing repairs;

•	maintenance and upgrade work;

•	the age, condition and specifications of our vessels;

•	levels of supply and demand in the dry bulk shipping industry; and

•	other factors affecting spot market charter rates for dry bulk carriers.

Our revenues for the years ended December 31, 2017, 2016 and 2015 were earned from time charters, voyage charters and vessel pools. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Net revenues for the year ended December 31, 2017 were $236,784,625, an increase of 90% compared to the prior year ended December 31, 2016 primarily due to an increase in charter hire rates attributable to an improvement in the dry bulk market and increase in available days. The increase in available days was due to the acquisition of 10 Ultramax vessels and an increase in chartered-in days offset by the sale of four vessels during 2017. The chartered-in days for the year ended December 31, 2017 were 3,353 compared to 1,494 in the prior year.

Net revenues for the years ended December 31, 2016 and 2015 were $124,492,844 and $103,856,876, respectively. Net revenues for the year ended December 31, 2016 were 20% higher than net revenues for the year ended December 31, 2015, primarily due to the increase in the number of freight voyages performed and increase in available days. The charter rates year over year have remained flat. The increase in available days was due to the charter-in of vessels and the delivery of a 2016 built Ultramax 61,530 dwt vessel in the fourth quarter of 2016 offset by the sale of four vessels during 2016. Our fleet utilization increased from 97.6% during 2015 to 98.7% during 2016.

Voyage Expenses

To the extent that we employ our vessels on voyage charters, we incur expenses that include bunkers, port charges, canal tolls, cargo handling operations and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters.

Voyage expenses for the year ended December 31, 2017 were $62,351,252, compared with $42,093,714 for the year ended December 31, 2016. Voyage expenses have primarily increased due to an increase in bunker prices as well as an increased number of freight voyages performed in the current year compared to the prior year.

Voyage expenses for the year ended December 31, 2016 were $42,093,714, compared with $23,832,457 for the year ended December 31, 2015. Voyage expenses have primarily increased due to an increase in bunker prices as well as an increased number of freight voyages performed in 2016 compared to 2015.

Vessel Operating Expenses

Vessel operating expenses include expenses relating to crewing costs, vessel operations, general vessel maintenance, regulatory and classification society compliance, repairs, stores, supplies, spare parts and technical consultants.

Vessel operating expenses for the year ended December 31, 2017 were $78,607,244, which represents an increase of $4,590,481, compared with $74,016,763 for the year ended December 31, 2016. The increase in vessel expenses is attributable to the increase in the owned fleet due to the purchase of 10 Ultramax vessels offset by the sale of four vessels during 2017 and four vessels during 2016. The ownership days for the year ended December 31, 2017 were 16,293 compared to 15,408 for the prior year ended December 31, 2016.

Vessel operating expenses for the year ended December 31, 2016 were $74,016,763, which represents a decrease of $12,312,297 compared with $86,329,060 for the year ended December 31, 2015. The lower vessel expenses are attributable to the efficiencies achieved through in-house technical management of vessels as well as sale of the Falcon, Harrier, Peregrine and Kittiwake during 2016, and the sale of the Kite during 2015 offset by the purchase of a 2016 built Ultramax 61,530 dwt vessel in the fourth quarter of 2016.

We believe daily vessel operating expenses are a good measure for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Average daily vessel operating expenses for our fleet for the year ended December 31, 2017 were $4,825 compared to $4,803 for the year ended December 31, 2016.

Average daily vessel operating expenses for our fleet decreased by $530 per day to $4,803 during 2016 as compared to $5,334 in 2015.  The decrease in daily vessel operating expenses was primarily due to lower vessel insurance and cost of lubes.

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

Charter Hire Expense

The charter hire expenses for the year ended December 31, 2017 were $31,283,956 compared to $12,845,468 for the year ended December 31, 2016. The increase in charter hire expenses in 2017 compared with 2016 was mainly due to an increase in short term chartered-in vessels resulting from successful implementation of our business strategy. The chartered-in operating days for 2017 were 3,353 compared to 1,494 in 2016. The Company currently charters in one vessel on a long term basis.

The charter hire expenses for the year ended December 31, 2016 were $12,845,468 compared to $4,125,766 for the year ended December 31, 2015. The increase in charter hire expense in 2016 compared with 2015 was principally the result of the delivery of a 63,000 dwt new building vessel in May 2016 for a period of nine to fourteen months and a 61,000 dwt new building vessel that was delivered in July 2016 for a period of eleven to thirteen months. In addition, the Company chartered in vessels on a short-term basis as needed. The total charter in days for the year ended December 31, 2016 were 1,494, compared to 382, for the year ended December 31, 2015.

Depreciation and Amortization

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner.  On October 15, 2014, as part of fresh-start reporting, we revalued our vessels, which resulted in a decrease in vessel assets and drydocking assets. We estimate the scrap rate to be $300/lwt to compute each vessel's salvage value.

Depreciation and amortization expenses for the years ended December 31, 2017 and 2016 were $33,690,686 and $38,884,322, respectively. The decrease was primarily due to a lower depreciation base after the impairment write down of $122.0 million in the fourth quarter of 2016 and $6.1 million in the first quarter of 2016 and the sale of four vessels during 2017 and five vessels during 2016 offset by the purchase of ten Ultramax vessels during 2017 and one Ultramax vessel during the fourth quarter of 2016. Total depreciation and amortization expenses for the year ended December 31, 2017 includes $29,354,017 of depreciation and $4,336,669 of deferred drydocking amortization. Total depreciation and amortization expenses for the year ended December 31, 2016 includes $35,556,911 of depreciation and $3,327,411 of amortization of deferred drydocking costs.

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

General and Administrative Expenses

Our general and administrative expenses include onshore vessel administration related expenses such as technical management, legal and professional expenses and recurring administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors fees, and directors and officers insurance. General and administrative expenses also include stock-based compensation expenses.

We historically entered into technical management agreements for some of our vessels with independent technical managers. On August 24, 2015, the Company provided three months’ notice to V. Ships Limited to terminate the technical management contract. The Company completed the transfer of all vessels to in-house technical management during the first quarter of 2016. The technical management fees of $229,062 for the year ended December 31, 2016 and $6,110,489 for the year ended December 31, 2015 are recorded as a component of general and administrative expenses.

General and administrative expenses for the years ended December 31, 2017 and 2016 were $33,126,310 and $22,905,802, respectively. The increase in general and administrative expenses in 2017 was primarily due to an increase in stock-based compensation expenses due to additional stock grants in the fourth quarter of 2016 and first quarter of 2017 and compensation expense due to increased head count. The higher General and administrative expenses are reflective of the expansion of our operating platform.

General and administrative expenses for the years ended December 31, 2016 and 2015 were $22,905,802 and $25,537,007, respectively. The decrease in General and administrative expenses in 2016 was primarily attributable to lower office lease expense, advisors' fees, stock-based compensation expenses and third party technical manager fees offset by lower third party management fees received due to the cancellation of the management agreement with Delphin Shipping LLC.

General and administrative expenses include stock-based compensation charges of $8,738,615 and $2,206,690, respectively, for the years ended December 31, 2017 and 2016. These stock-based compensation charges relate to the stock options and restricted stock units granted to members of management and certain directors of the Company under the 2014 Plan and the 2016 Plan (see Note 13 “Stock Incentive Plans” in the consolidated financial statements).

Interest and Finance Costs

Interest Expense consisted of:

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
First Lien Facility / Exit Financing Facility Interest *	$10,305,275	$9,938,822	$9,781,106
Amortization of debt discount and debt issuance costs	5,927,984	4,532,481	2,146,316
Payment-in-Kind interest on Second Lien Facility	10,098,401	7,327,843	—
Ultraco Debt Facility Interest	1,269,581	—	—
Norwegian Bond Debt interest	1,558,333	—	—
New First Lien Facility	209,420	—	—
Super Senior Revolving Credit Facility - commitment fees	8,000	—	—
Total Interest Expense	$29,376,994	$21,799,146	$11,927,422

* The Exit Financing Facility was amended and restated on March 30, 2016 as a result of entering into the First Lien Facility.

For the year ended December 31, 2017, interest rates on our outstanding debt under First Lien Facility ranged from 4.77% to 5.35%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 6.18%. The interest rates on our outstanding debt under Ultraco Debt Facility ranged from 4.19% to 4.28%, including a margin over LIBOR applicable under the terms of the Ultraco Debt Facility which was entered into on June 28, 2017. The weighted average effective interest rate was 4.71%. The Norwegian Bond debt carries an interest rate of 8.25%. The weighted average effective interest rate on the same was 8.84%. The interest rate on our outstanding debt under New First Lien Facility was 4.83% including a margin over LIBOR applicable under the terms of the New First Lien Facility which was entered into on December 8, 2017. The weighted average effective interest rate was 5.21%.

For 2016, interest rates on our outstanding debt ranged from 3.86% to 4.99%, including a margin over LIBOR applicable under the terms of the First Lien Facility. The weighted average effective interest rate, including the amortization of debt discount and debt issuance costs for this period was 6.83%.

For 2015, interest rates on our outstanding debt ranged from 3.696% to 4.08%, including a margin over LIBOR applicable under the terms of the First Lien Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 5.06%.

Forward freight agreements

The Company trades in FFAs and bunkers swaps, with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains are recognized as a component of other expense in the Consolidated Statements of Operations.

The effect of non-designated derivative instruments on the Consolidated Statements of Operations is as follows:

		For the Years Ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2017	December 31, 2016	December 31, 2015

FFAs	Other income/(expense)	$(284,097)	$(541,677)	$—
Bunker Swaps	Other income/(expense)	413,577	—	—
Commissions	Other income/(expense)	(91,575)	(19,818)	—
Total		$37,905	$(561,495)	$—

Derivatives not designated as hedging instruments	Balance Sheet location	Fair value of Derivatives
		December 31, 2017	December 31, 2016
FFAs - Unrealized loss	Fair value of Derivatives	$(73,170)	$—
Bunker Swaps - Unrealized gain	Other current assets	128,845	—
Total		$55,675	$—

Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of December 31, 2017 and December 31, 2016, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $178,836 and zero, respectively, which is recorded within other current assets in the consolidated balance sheets.
Loss on extinguishment

 On December 8, 2017, the Company paid outstanding debt of approximately $265.0 million under the First Lien Facility and the Second Lien Facility through the New First Lien Facility of $65.0 million and issuance of $200.0 million Senior Secured Bonds. As a result, the Company recognized a $15.0 million loss on debt extinguishment in the fourth quarter of 2017. Please see "Note 8. Debt" to the consolidated financial statements.

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the near future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

The following table presents the cash flow information for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended
(in thousands of U.S. dollars)	December 31, 2017	December 31, 2016	December 31, 2015
Net cash provided by / (used in) operating activities	$7,389	$(45,434)	$(43,787)
Net cash (used in) / provided by investing activities	(155,250)	(9,280)	10,252
Net cash provided by financing activities	127,596	106,335	18,456

(Decrease) / increase in cash and cash equivalents	(20,265)	51,620	(15,079)
Cash and cash equivalents, beginning of year	76,516	24,896	39,975

Cash and cash equivalents, end of year	$56,251	$76,516	$24,896

Net cash provided by operating activities for the year ended December 31, 2017 was $7,388,971, compared with net cash used in operating activities of $45,434,310 in 2016. The increase in cash flow provided by operations resulted from an increase in the charter hire rates achieved by the Company coupled with an improving dry bulk market offset by negative working capital changes as an increasing percentage of our revenue is earned on voyage charters as opposed to time charters.

Net cash used in operating activities for the year ended December 31, 2016 was $45,434,310, compared with net cash used in operating activities of $43,786,769 in 2015. The increase in cash flow used in operations resulted from negative working capital changes offset by lower drydock expenditures.

Net cash used in investing activities for the year ended December 31, 2017 was $155,249,639, compared to $9,280,391 in the prior year. During 2017, the Company purchased ten Ultramax vessels for $174.4 million and advance on purchase of one Ultramax vessel of $2.2 million partially offset by the proceeds from sale of four vessels for $26.0 million. Please refer to "Note 4.Vessels" to the consolidated financial statements. During 2017, the Company purchased a certificate of deposit maturing in one year of $4.5 million. During 2016, the Company purchased a 2016 built Ultramax for $18.9 million. In addition, the Company paid $1.9 million as an advance payment for the acquisition of a 2017 built Ultramax. The Company sold four vessels during 2016 for net proceeds of $13.0 million during the year. In 2015, the Company received $7.8 million from the sale of its investment in Korea Line Corporation and $4.2 million from sale of one vessel (the Kite).

Net cash provided by financing activities for the year ended December 31, 2017 was $127,595,602, compared to $106,334,650 in the prior year ended December 31, 2016. The Company received net proceeds of $96.0 million in the December Private Placement, which closed on January 20, 2017 and repaid $13.0 million of its term loan under the First Lien Facility from the proceeds of the sale of the vessels Redwing, Sparrow, Woodstar and Wren. Additionally, the Company completed a refinancing of approximately $191.0 million under the First Lien Facility and $77.4 million under the Second Lien Facility through the New First Lien Facility of $65.0 million and issuance of $200.0 million Senior Secured Bonds issued at a discount of $1.9 million. The Company received $61.2 million from the Ultraco Debt Facility in the second quarter of 2017 and paid $0.9 million to the lender. The Company paid $0.9 million to the lenders of the New First Lien Facility as part of the debt refinancing transaction. The Company also paid $5.2 million in other financing costs in connection with the refinancing transaction. Please see "Note 8. Debt" to the consolidated financial statements.

In 2016, the Company received net proceeds of $85.7 million from a private common stock placement, which closed on August 10, 2016, $60.0 million received from our Second Lien Loan Facility and $15.2 million from the revolver under the First Lien Facility offset by repayment of $21.3 million of our term loan and $30.2 million of our revolver each under the First Lien Facility. The Company also paid $3.1 million in deferred financing costs.

During 2015, we borrowed $40,000,000 from our revolving credit facility under the Exit Financing Facility and repaid $19,625,000 toward the term loan facility under the Exit Financing Facility. In August 2015, we also paid $500,000 to our lenders to amend our Exit Financing Facility and $1,419,228 to settle taxes on net share equity awards.

As of December 31, 2017, our cash and cash equivalents balance was $56,251,044 compared to a cash and cash equivalents balance of $76,516,110 at December 31, 2016. In addition, our restricted cash balance includes $74,917 for collateralizing letters of credit relating to our office leases as of December 31, 2017 and 2016.

At December 31, 2017, the Company’s debt consisted of $200,000,000 in senior secured bonds, net of $6,049,671 debt discount and debt issuance costs under the Norwegian Bond Debt, $65,000,000 in term loan and revolver, net of $1,241,815 debt discount and debt issuance costs under the New First Lien Facility and $61,200,000, net of $1,224,838 debt discount and debt issuance costs under the Ultraco Debt Facility. In addition, we have $15 million in undrawn revolver available under the Super Senior Facility.

Our principal sources of funds are operating cash flows, long-term bank borrowings and borrowings under our revolving credit facility. Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments of interest on our outstanding loan facilities. See “–Overview—Norwegian Bond Debt” and “–Overview—New First Lien Facility and "–Overview—Ultraco Debt Facility" for additional information concerning our loan facilities and other debt.

We believe that our current financial resources, together with the undrawn revolver under the Super Senior Facility and cash generated from operations will be sufficient to meet our ongoing business needs and other obligations over the next twelve months. Our ability to generate sufficient cash depends on many factors beyond our control including, among other things, continuing to improve the profitability of its operations and future cash flows, which contemplates an improvement in charter rates.

Dividends

The Company did not make any dividend payments in 2017, 2016 and 2015. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the Norwegian Bond Debt terms, the New First Lien Facility and the Ultraco Debt Facility, and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term.

Debt Agreements

Refer to Note 8 “Debt” to our consolidated financial statements above for a summary of our credit agreements.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2017:

(in thousands of dollars)	Within One Year	One to Three Years	Three to Five Years	More than Five Years		Total
Bank Loans(1)	$—	$33,770	$92,430	$—		$126,200
Interest and borrowing fees(1)	23,262	42,761	33,347	—		99,370
Norwegian Bond Debt	4,000	16,000	180,000	—		200,000
Chartering agreement (2,3)	4,672	9,344	1,190	—		15,206
Office lease	576	1,260	629	—		2,465
Vessel acquisition (4)	19,073	—	—	—		19,073
Total	$51,583	$103,135	$307,596	$—	—	$462,314

(1)
See Note 8. "Debt" to our consolidated financial statements. Interest is based on LIBOR assumption of 1.85%. The Company increased its draw down under the Ultraco Debt Facility by $8.6 million in January 2018 in connection with the acquisition of an UItramax vessel.

(2)	Does not include obligations of chartered-in vessels less than one year.

(3)
On May 10, 2017, we signed an agreement to charter-in a 61,400 dwt, 2013 built Japanese vessel for approximately four years with options for two additional years. The hire rate for the first four years is $12,800 per day.

(4)
On December 19, 2017, the Company, through Ultraco, signed a memorandum of agreement to acquire a 2015 built 64,000 dwt CROWN-63 Ultramax dry bulk vessel constructed at Chengxi Shipyard Co., Ltd for $21.2 million. The Company took delivery of the vessel, the New London Eagle, on January 9, 2018. As of December 31, 2017, the Company paid a deposit of $2.2 million for the purchase of the vessel. The Company increased its draw down under the Ultraco Debt Facility by $8.6 million in connection with the acquisition.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance the revenue earning capabilities and safety of these vessels.

In addition to acquisitions that we may undertake in future periods, the Company's other major capital expenditures include funding the Company's program of regularly scheduled drydocking necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its drydocking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years for vessels older than 15 years and five years for vessels younger than 15 years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that this process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2017, three of our vessels were drydocked and we incurred $2,579,111 in drydocking related costs. In 2016, nine of our vessels were drydocked and we incurred $3,688,711 in drydocking related costs. In 2015, nineteen of our vessels were drydocked and we incurred $11,141,561 in drydocking related costs.

The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
March 31, 2018	66	$1.95 million
June 30, 2018	66	$1.95 million
September 30, 2018	88	$2.60 million
December 31, 2018	44	$1.30 million
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

Other Contingencies

We refer you to Note 10. “Commitment and Contingencies” to our consolidated financial statements included in this Annual Report for a discussion of our contingencies related to claim litigation. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

At December 31, 2017, the Company’s debt consisted of $200,000,000 in senior secured bonds, net of $6,049,670 debt discount, debt issuance costs under the Norwegian Bond Debt, $65,000,000 in term loans, net of $1,241,816 debt discount and debt issuance costs under the New First Facility and $61,200,000, net of $1,224,838 debt discount and debt issuance costs under the Ultraco Debt Facility. In addition, we have $15 million in undrawn revolver availability under the Super Senior Facility. The Norwegian Bond Debt carries a fixed interest rate of 8.25% and therefore does not carry any exposure to interest rate increases. Our outstanding debt under the New First Lien Facility and the Ultraco Debt Facility carries an interest of margin plus LIBOR and therefore exposed to interest rate fluctuations. Our total cash interest expense on our outstanding debt facilities excluding the Norwegian Bond Debt was $11,792,276 compared to $9,938,824 for the year ended December 31, 2016. The table below provides sensitivity analysis of changes in interest rates for an increase or decrease of 100 basis points and an increase of 200 basis points and the increase in annual interest expense under each scenario. The below analysis excluded our Norwegian Bond Debt which is not subject to variable LIBOR.

	Incremental interest expense
	For the year ended December 31, 2017	For the year ended December 31, 2016
+200 basis points	$2,524,000	$4,181,980
+100 basis points	1,262,000	2,090,990
-100 basis points*	(1,262,000)	(2,030,121)

*LIBOR was 97 basis points as of December 31, 2016. The LIBOR floor is 0%, therefore the interest rates decrease by 97 basis points.

For the period from January 1, 2017 to December 31, 2017, interest on the outstanding debt ranged from 4.19% including a margin over LIBOR to 8.25%. The weighted average effective interest rate was 6.23%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV. Item 15. Exhibits, Financial Statement Schedules under the heading, "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in the proxy statement for the 2018 annual meeting of shareholders, to be filed within 120 days after December 31, 2017, and is incorporated by reference to this report.

Item 11. Executive Compensation

Information regarding executive compensation will be included in the proxy statement for the 2018 annual meeting of shareholders, to be filed within 120 days after December 31, 2017, and is incorporated by reference to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership and management and related stockholder matters will be included in the proxy statement for the 2018 annual meeting of shareholders, to be filed within 120 days after December 31, 2017, and is incorporated by reference to this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the proxy statement for the 2018 annual meeting of shareholders, to be filed within 120 days after December 31, 2017, and is incorporated by reference to this report.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in the proxy statement for the 2018 annual meeting of shareholders, to be filed within 120 days after December 31, 2017, and is incorporated by reference to this report.

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

(b) Exhibits

Exhibit Index

Number	Exhibit Title
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

10.2
Loan Agreement, dated as of October 9, 2014, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014; File No. 001-33831.

10.3
Amendatory Agreement to the Loan Agreement, dated as of August 14, 2015, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 16, 2015; File No. 001-33831.

10.4
Warrant Agreement, dated as of October 15, 2014, by and among Eagle Bulk Shipping Inc., Computershare Inc., as Warrant Agent, and Computershare Trust Company N.A., as Warrant Agent, incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014; File No. 001-33831.

10.5
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

10.8#
Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, by and between Eagle Bulk Shipping Inc. and Gary Vogel, dated as of September 29, 2015, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 16, 2015; File No. 001-33831.

10.9#
Option Award Agreement under the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, by and between Eagle Bulk Shipping Inc. and Gary Vogel, dated as of September 29, 2015, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 16, 2015; File No. 001-33831.

10.10
Forbearance and Standstill Agreement, dated as of January 15, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on January 19, 2016; File No. 001-33831.

10.11
Amendment No. 1 to Forbearance and Standstill Agreement, dated as of February 1, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on February 2, 2016; File No. 001-33831.

10.12
Limited Waiver to the Loan Agreement and Amendment No. 2 to Forbearance and Standstill Agreement, dated as of February 9, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on February 9, 2016; File No. 001-33831.

10.13
Limited Waiver to the Loan Agreement and Amendment No. 3 to Forbearance and Standstill Agreement, dated as of February 22, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on February 22, 2016; File No. 001-33831.

10.14
Second Limited Waiver to the Loan Agreement and Amendment No. 4 to Forbearance and Standstill Agreement, dated as of February 29, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 1, 2016; File No. 001-33831.

10.15
Amendment No. 5 to Forbearance and Standstill Agreement, dated as of March 6, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2016; File No. 001-33831.

10.16
Third Limited Waiver to the Loan Agreement and Amendment No. 6 to Forbearance and Standstill Agreement, dated as of March 8, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 9, 2016; File No. 001-33831.

10.17
Fourth Limited Waiver to the Loan Agreement, dated as of March 18, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 22, 2016; File No. 001-33831.

10.18
Amendment No. 7 to Forbearance and Standstill Agreement, dated as of March 22, 2016, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 22, 2016; File No. 001-33831.

10.19
Amended and Restated First Lien Loan Agreement, dated as of March 30, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 30, 2016; File No. 001-33831.

10.20
Second Lien Loan Agreement, among Eagle Shipping LLC, as borrower, the guarantor subsidiaries party thereto, the lenders thereto from time to time, and Wilmington Savings Fund Society, FSB, as Second Lien Agent, dated as of March 30, 2016, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 30, 2016; File No. 001-33831.

10.21
Nominating Agreement, dated as of March 30, 2016, by and between Eagle Bulk Shipping Inc. and GoldenTree Asset Management LP, incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 30, 2016; File No. 001-33831.

10.22
First Amendment to Nominating Agreement, dated as of April 18, 2016, by and between Eagle Bulk Shipping Inc. and GoldenTree Asset Management LP, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on April 19, 2016; File No. 001-33831.

10.23
Preferred Stock Purchase Agreement, dated as of May 26, 2016, by and among Eagle Bulk Shipping Inc. and the Purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on May 27, 2016; File No. 001-33831.

10.24
Stock Purchase Agreement, dated as of July 1, 2016, by and among Eagle Bulk Shipping Inc. and the Investors party thereto, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on July 5, 2016; File No. 001-33831.

10.25
Stock Purchase Agreement, dated as of July 10, 2016, by and among Eagle Bulk Shipping Inc. and the Investors party thereto, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on July 11, 2016; File No. 001-33831.

10.26
First Amendment to the Preferred Stock Purchase Agreement, dated as of July 19, 2016, by and between Eagle Bulk Shipping Inc. and the Purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on July 20, 2016; File No. 001-33831.

10.27
Termination Agreement of the Preferred Stock Purchase Agreement, dated September 7, 2016, by and among Eagle Bulk Shipping Inc. and the Investors party thereto, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on September 7, 2016; File No. 001-33831.

10.28#
Separation Agreement and General Release, dated September 29, 2016, between Eagle Bulk Shipping Inc. and Adir Katzav, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 9, 2016; File No. 001-33831.

10.29#
Employment Agreement, dated September 3, 2016, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Frank De Costanzo, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 9, 2016; File No. 001-33831.

10.30#
Option Award Agreement, dated November 7, 2016, between Frank De Costanzo and Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 9, 2016; File No. 001-33831.

10.31#
Restricted Stock Award Agreement, dated November 7, 2016, between Frank De Costanzo and Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 9, 2016; File No. 001-33831.

10.32
Stock Purchase Agreement, dated as of December 13, 2016, by and among Eagle Bulk Shipping Inc. and the Investors party thereto, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 13, 2016; File No. 001-33831.

10.33#
Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A of Eagle Bulk Shipping Inc., filed with the SEC on November 4, 2016; File No. 001-33831.

10.34#
Restricted Stock Award Agreement, dated December 15, 2016, between Gary Vogel and Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 31, 2017; File No. 001-33831.

10.35#
Option Award Agreement, dated December 15, 2016, between Gary Vogel and Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 31, 2017; File No. 001-33831.

10.36#
Form of Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017; File No. 001-33831.

10.37#
Form of Option Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017; File No. 001-33831.

10.38
Framework Agreement, dated as of February 28, 2017, by and between Eagle Bulk Ultraco LLC and Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on May 9, 2017; File No. 001-33831.

10.39
Credit Agreement, dated as of June 28, 2017, by and among Eagle Bulk Ultraco LLC, the initial guarantors party thereto, the lenders party thereto, the swap banks party thereto, and ABN AMRO Capital USA LLC, as security trustee and facility agent, together with ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on July 5, 2017; File No. 001-33831.

10.40
Bond Terms, dated as of November 22, 2017, by and between Eagle Bulk Shipco LLC, a company existing under the laws of the Republic of the Marshall Islands, and Nordic Trustee AS, a company existing under the laws of Norway, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 4, 2017; File No. 001-33831.

10.41
Credit Agreement, dated as of December 8, 2017, by and among Eagle Shipping LLC, as borrower, certain wholly-owned vessel-owning subsidiaries of Eagle Shipping LLC, as guarantors, the lenders thereunder, the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Lenders, ABN AMRO Capital USA LLC, Credit Agricole Corporate and Investment Bank and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 12, 2017; File No. 001-33831.

10.42
Super Senior Revolving Facility Agreement, dated as of December 8, 2017, by and among Eagle Bulk Shipco LLC, as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 12, 2017; File No. 001-33831.

10.43*
First Amendment to certain Credit Agreement, by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors, the lenders thereunder (the “Lenders”), the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
23.2*	Consent of Seward & Kissel LLP.
31.1*	Rule 13a-14(d) / 15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101.INS*	XBRL Instance Document.
101.CAL*	XBRL Schema Document.
101.SCH*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

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

March 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2018
.

Name	Title

/s/ Gary Vogel	Chief Executive Officer and Director (Principal Executive Officer)
Gary Vogel

/s/ Frank De Costanzo	Chief Financial Officer (Principal Financial and Accounting Officer)
Frank De Costanzo

/s/ Paul M. Leand, Jr.	Chairman of the Board of Directors
Paul M. Leand, Jr.

/s/ Randee E. Day	Director
Randee E. Day

/s/ Justin A. Knowles	Director
Justin A. Knowles

/s/ Bart Veldhuizen	Director
Bart Veldhuizen

/s/ Gary Weston	Director
Gary Weston

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Eagle Bulk Shipping Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 12, 2018
We have served as the Company's auditor since 2015.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$56,251,044	$76,516,110
Accounts receivable	17,246,540	5,089,708
Prepaid expenses	3,010,766	3,093,962
Short-term investment	4,500,000	—
Inventories	14,113,079	10,876,713
Vessel held for sale	9,316,095	8,688,601
Other current assets	785,027	22
Total current assets	105,222,551	104,265,116
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $99,910,416 and $76,463,743, respectively	690,236,419	567,592,950
Advance for vessel purchase	2,201,773	1,926,886
Other fixed assets, net of accumulated amortization of $343,799 and $307,880, respectively	617,343	632,805
Restricted cash	74,917	74,917
Deferred financing costs - Super Senior Revolver Facility	190,000	—
Deferred drydock costs, net	9,749,751	11,507,309
Other assets	57,181	381,634
Total noncurrent assets	703,127,384	582,116,501
Total assets	$808,349,935	$686,381,617
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,470,844	$7,135,156
Accrued interest	1,790,315	28,872
Other accrued liabilities	11,810,366	11,545,447
Fair value of derivatives	73,170	—
Fair value below contract value of time charters acquired	—	820,313
Unearned charter hire revenue	5,678,673	6,046,032
Current portion of long-term debt - Norwegian Bond Debt	4,000,000	—
Total current liabilities	30,823,368	25,575,820
Noncurrent liabilities:
First Lien Facility, net of debt discount and debt issuance costs	—	204,352,318
Second Lien Facility, inclusive of payment-in-kind interest, net of debt discount and debt issuance costs	—	51,591,226
Norwegian Bond Debt, net of debt discount and debt issuance costs	189,950,329	—
New First Lien Facility, net of debt discount and debt issuance costs	63,758,185	—
Ultraco Debt Facility, net of debt discount and debt issuance costs	59,975,162	—
Other liabilities	177,846	483,132
Fair value below contract value of time charters acquired	2,500,012	3,896,482
Total noncurrent liabilities	316,361,534	260,323,158
Total liabilities	347,184,902	285,898,978
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of December 31, 2017 and 2016	—	—
Common stock, $.01 par value, 700,000,000 shares authorized, 70,394,307 and 48,106,827 shares issued and outstanding as of December 31, 2017 and 2016, respectively	703,944	481,069
Additional paid-in capital	887,625,902	783,369,698
Accumulated deficit	(427,164,813)	(383,368,128)
Total stockholders' equity	461,165,033	400,482,639
Total liabilities and stockholders' equity	$808,349,935	$686,381,617

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Revenues, net	$236,784,625	$124,492,844	$103,856,876

Voyage expenses	62,351,252	42,093,714	23,832,457
Vessel expenses	78,607,244	74,016,763	86,329,060
Charter hire expenses	31,283,956	12,845,468	4,125,766
Depreciation and amortization	33,690,686	38,884,322	43,000,741
General and administrative expenses	33,126,310	22,905,802	25,537,007
Restructuring charges	—	5,869,025	—
(Gain)/loss on sale of vessels	(2,134,767)	101,860	5,696,675
Vessel impairment	—	129,027,862	50,872,734
Total operating expenses	236,924,681	325,744,816	239,394,440

Operating loss	(140,056)	(201,251,972)	(135,537,564)

Interest expense	29,376,994	21,799,146	11,927,422
Interest income	(651,069)	(215,433)	(6,222)
Other (income)/expense	(37,905)	686,750	838,201
Loss on debt extinguishment	14,968,609	—	—
Total other expense (income), net	43,656,629	22,270,463	12,759,401
Net loss	$(43,796,685)	$(223,522,435)	$(148,296,965)

Weighted average shares outstanding:

Basic	69,182,302	20,565,652	1,880,116
Diluted	69,182,302	20,565,652	1,880,116

Per share amounts:
Basic net loss	$(0.63)	$(10.87)	$(78.88)
Diluted net loss	$(0.63)	$(10.87)	$(78.88)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net loss	$(43,796,685)	$(223,522,435)	$(148,296,965)

Total other comprehensive income/(loss)	—	—	—

Comprehensive loss	$(43,796,685)	$(223,522,435)	$(148,296,965)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Common Stock Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2015	1,875,227	$18,752	$675,620,642	$(11,548,728)	$664,090,666
Net loss	—	—	—	(148,296,965)	(148,296,965)
Balance at Vesting of restricted shares withheld for employee tax	8,076	81	(1,419,309)	—	(1,419,228)
Stock-based compensation	—	—	3,969,989	—	3,969,989
Balance at December 31, 2015	1,883,303	18,833	678,171,322	(159,845,693)	518,344,462
Net loss	—	—	—	(223,522,435)	(223,522,435)
Issuance of shares in connection with Second Lien Loan Agreement	16,889,828	168,899	17,587,426	—	17,756,325
Issuance of shares for private placement, net of issuance costs	29,333,318	293,333	85,407,202	—	85,700,535
Reverse stock split adjustment	(32)	—	—	—	—
Vesting of restricted shares withheld for employee tax	410	4	(2,942)	—	(2,938)
Stock-based compensation	—	—	2,206,690	—	2,206,690
Balance at December 31, 2016	48,106,827	481,069	783,369,698	(383,368,128)	400,482,639
Net loss	—	—	—	(43,796,685)	(43,796,685)
Issuance of shares for private placement, net of issuance costs	22,222,223	222,222	95,807,781	—	96,030,003
Vesting of restricted shares withheld for employee tax	65,257	653	(290,192)	—	(289,539)
Stock-based compensation	—	—	8,738,615	—	8,738,615
Balance at December 31, 2017	70,394,307	$703,944	$887,625,902	$(427,164,813)	$461,165,033

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(43,796,685)	$(223,522,435)	$(148,296,965)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	29,354,017	35,556,911	41,044,397
Amortization of deferred drydocking costs	4,336,669	3,327,411	1,956,344
Amortization of debt discount and debt issuance costs	5,927,984	4,532,481	2,146,316
Loss on debt extinguishment	14,968,609	—	—
Amortization of fair value below contract value of time charter acquired	(716,783)	(661,253)	(948,741)
Payment-in-kind interest on debt	10,098,401	7,327,843	—
(Gain)/loss on sale of vessels, net	(2,134,767)	101,860	5,696,675
Vessel impairment	—	129,027,862	50,872,734
Realized loss from sale of investment	—	—	462,394
Net unrealized loss on fair value of derivatives	(55,675)	—	—
Fess paid on termination of time charter contract	(1,500,000)	—	—
Stock-based compensation expense	8,738,615	2,206,690	3,969,989
Drydocking expenditures	(2,579,111)	(3,688,711)	(11,141,561)
Changes in operating assets and liabilities:
Accounts receivable	(12,156,832)	1,986,820	7,654,773
Other current and non-current assets	(331,707)	(26,799)	4,691,158
Prepaid expenses	83,196	138,801	(19,833)
Inventories	(3,236,366)	(5,302,307)	174,867
Accounts payable	335,688	(1,081,317)	(3,447,224)
Accrued interest	1,761,443	(372,360)	(130,686)
Other accrued and non-current liabilities	(1,340,366)	528,563	2,357,787
Unearned revenue	(367,359)	4,485,630	(829,193)
Net cash provided by/(used in) operating activities	7,388,971	(45,434,310)	(43,786,769)

Cash flows from investing activities:
Vessel purchases and improvements	(174,400,746)	(19,860,401)	(1,747,099)
Advance for vessel purchase	(2,201,773)	(1,926,886)	—
Proceeds from sale of investment	—	—	7,838,346
Purchase of short-term investment	(4,500,000)	—	—
Proceeds from sale of vessels	26,042,000	13,001,000	4,235,542
Purchase of other fixed assets	(189,120)	(560,348)	—
Changes in restricted cash	—	66,244	(74,918)
Net cash provided by/(used in) investing activities	(155,249,639)	(9,280,391)	10,251,871

Cash flows from financing activities:
Repayment of First Lien Facility	(184,099,000)	(21,276,000)	(19,625,000)
Repayment of revolver under the First Lien Facility	(25,000,000)	(30,158,500)	—
Repayment of Second Lien Facility	(77,426,244)	—	—
Proceeds from Revolver Loan facility	—	15,158,500	40,000,000
Proceeds from Second Lien Facility	—	60,000,000	—
Proceeds from common stock placement, net of issuance costs	96,030,003	85,700,535	—
Proceeds from the Norwegian Bond Debt, net of discount	198,092,000	—	—
Proceeds from the New First Lien Facility	65,000,000	—	—
Proceeds from the Ultraco Debt Facility	61,200,000	—	—
Financing costs paid to lenders	(2,025,514)	—	(500,000)
Other financing costs	(3,886,104)	(3,086,947)	—
Cash used to settle net share equity awards	(289,539)	(2,938)	(1,419,228)
Net cash provided by financing activities	127,595,602	106,334,650	18,455,772
Net increase/(decrease) in cash and cash equivalents	(20,265,066)	51,619,949	(15,079,126)
Cash and cash equivalents at beginning of period	76,516,110	24,896,161	39,975,287
Cash and cash equivalents at end of period	$56,251,044	$76,516,110	$24,896,161

Supplemental cash flow information:
Cash paid during the period for interest excluding payment of accumulated payment-in-kind interest on the Second Lien Facility paid on December 8, 2017 of $17.7 million.	$11,589,192	$10,257,766	$9,911,793
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   General Information:

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company,” “we” or “our” or similar terms). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, charter and operation of dry bulk vessels. The Company's fleet is comprised of Supramax and Ultramax bulk carriers which are considered to be Handymax class of vessels and the Company operates its business in one business segment.

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

The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of its wholly-owned subsidiaries formed in the Republic of the Marshall Islands. The primary activity of each of the subsidiaries is the ownership of a vessel. The operations of the vessels are managed by an indirectly wholly-owned subsidiary of the Company, Eagle Bulk Management LLC, a Republic of the Marshall Islands limited liability company.

As of December 31, 2017, the Company owned and operated a modern fleet of 47 oceangoing vessels, 36 Supramax and 11 Ultramax with a combined carrying capacity of 2,683,751 dwt and an average age of approximately 8.2 years. Additionally, the Company chartered in a 61,400 dwt, 2013 built Japanese vessel for approximately four years with an option for an additional two years.

The following table represents certain information about the Company's charterers, which individually accounted for more than 10% of the Company's gross charter revenue during the periods indicated:

Percentage of Consolidated Charter Revenue

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Charterer
Charterer A*	—	—	17.2%

*Relates to charter revenue from a pool in which the Company participated.

Note 2.  Equity Offerings

On December 13, 2016, the Company entered into a Stock Purchase Agreement with certain investors (the “Investors”), pursuant to which the Company agreed to issue to the Investors in a private placement (the “December Private Placement”) approximately 22.2 million shares of the Company’s common stock, par value $0.01 per share, at an initial purchase price of $4.50 per share, for aggregate gross proceeds of $100.0 million. On January 20, 2017, the Company closed its previously announced December Private Placement for aggregate net proceeds of $96 million.  The Company principally used the proceeds to acquire two Ultramax vessels and for a portion of the payments required to acquire the Greenship Vessels (as defined in "Note 4. Vessels and vessel improvements" to the consolidated financial statements).

On July 1, 2016 and July 10, 2016, respectively, the Company entered into Common Stock Purchase Agreements (collectively, the “Common Stock Purchase Agreements”), with certain purchasers (the “Common Stock Purchasers”). The Common Stock Purchasers include certain of our existing shareholders, who held approximately 70% of our outstanding equity prior to entry into the Common Stock Purchase Agreements and prior to giving effect to the delivery of all of the shares of common stock issued in connection with the Second Lien Loan Agreement, as well as our Chairman and Chief Executive Officer. The Common Stock Purchase Agreements provided for the issuance and sale by the Company to the Common Stock Purchasers of an aggregate amount of $88 million of common stock, at an initial price per share of $3.00.

On August 10, 2016, the Company closed the transactions contemplated by the Common Stock Purchase Agreements for aggregate proceeds of $85.7 million net of fees and legal expenses. After giving effect to the Company’s previously announced reverse stock split of its issued and outstanding shares of common stock, including the rounding down of fractional shares pursuant to such split, the private placement included the issuance of 29,333,318 shares of the Company’s common stock. The Company used the proceeds of the private placement for the acquisition of dry bulk vessels and general corporate purposes.

In 2016, the Company issued 16,889,828 shares of common stock to the lenders of the Second Lien Facility (defined herein) pro rata based on their participation in the Second Lien Facility. The Company has proportionately allocated the proceeds from the Second Lien Loan Agreement based on the relative fair values of the Second Lien Facility and the common stock issued to the Second Lien Lenders. The difference between the $60 million principal value of the Second Lien Facility and its relative fair value, amounting to approximately $17.8 million, was allocated to the issued shares.

Note 3.  Significant Accounting Policies:

(a)
Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions were eliminated upon consolidation.

(b)
Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel valuations, residual value of vessels, the useful lives of vessels, the value of stock-based compensation and the fair value of derivatives. Actual results could differ from those estimates.

(c)
Other Comprehensive loss: The Company records the fair value of interest rate swaps and foreign currency swaps designated as hedges as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive loss. Historically, the Company also recorded the unrealized gains and losses on its available for sale investments in accumulated other comprehensive loss. The Company did not have any swaps or available for sale investments as of December 31, 2017 and 2016.

(d)
Cash, Cash Equivalents and Restricted Cash: The Company considers liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. Restricted Cash amounting to $74,917 is collateralizing a letter of credit as of December 31, 2017 and December 31, 2016, respectively.

(e)
Accounts Receivable: Accounts receivable includes receivables from charterers for hire and voyage charterers. At each balance sheet date, all potentially uncollectible accounts are assessed for purposes of determining the appropriate provision for doubtful accounts.

(f)
Insurance Claims: Insurance claims are recorded as incurred and represent the claimable expenses, net of deductibles, incurred through each balance sheet date, which are expected to be recovered from insurance companies.

(g)
Inventories: Inventories, which consist of bunkers, are stated at the lower of cost and net realizable value. Cost is determined on a first-in, first-out method. Lubes and spares are expensed as incurred. We adopted Accounting Standard Update No. 2015-11, “Simplifying the Measurement of Inventory” prospectively effective January 1, 2017 that requires the inventory to be measured at the lower of cost and net realizable value. There was no impact on the consolidated financial statements as a result of the adoption of the new accounting standard.

(h)
Short-term Investments: The Company considers liquid investments such as certificate of deposits with an original maturity of greater than three months as investments. As of December 31, 2017, the Company had $4.5 million in a certificate of deposit with an original maturity of one year. Prior to December 2016, the Company held an investment in the capital stock of Korea Line Corporation (“KLC”). This investment was designated as Available For Sale (“AFS”)

and reported at fair value, with unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive loss.

(i)
Vessels and vessel improvements, at cost: Vessels are stated at cost, which consists of the contract price, and other direct costs relating to acquiring and placing the vessels in service. Major vessel improvements are capitalized and depreciated over the remaining useful lives of the vessels. Depreciation is calculated on a straight-line basis over the estimated useful lives of the vessels based on the cost of the vessels reduced by the estimated scrap value of the vessels as discussed below.

(j)
Vessel lives and Impairment of Long-Lived Assets: The Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. The useful lives of the Company's vessels are evaluated to determine if events have occurred which would require modification to their useful lives. In addition, the Company estimates the scrap value of the vessels to be $300 per light weight ton ("lwt") based on the 15-year average scrap value of steel.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company will evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties or discounted cash flow analysis. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company's vessels. We did not recognize a vessel impairment charge for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, we recognized impairment charges of $129.0 million and $50.9 million, respectively. Refer to Note 4 - Vessels and vessel improvements for further discussion.

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

(l)
Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt using the effective interest method. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made. Such amounts are classified as a reduction of the long-term debt balance on the consolidated balance sheets. For our Super Senior Revolver Facility, as no amounts have been drawn, deferred financing fees of $190,000 have been classified as a non-current asset on the Consolidated Balance Sheet.

(m)
Other fixed assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight-line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over 3-10 years.

(n)
Accounting for Revenues and Expenses: Revenues generated from time charters and/or revenues generated from profit sharing arrangements are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided and the profit sharing is fixed and determinable. Revenues generated from time charters linked to the Baltic Supramax index and/or revenues generated from profit sharing arrangements are recognized over the term of the respective time charter agreements as service is provided and the profit sharing is fixed and determinable.

Under voyage charters, voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the completion of discharge of the previous charterer’s cargo and is deemed to end upon the completion of discharge of the current cargo, provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Revenue under voyage charters will not be recognized until a charter has been agreed even if the vessel has discharged its previous cargo and is proceeding to an anticipated port of loading.

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

For the Company’s vessels operating in a pool, revenues and voyage expenses are pooled and allocated to each pool participant under a time charter agreement basis in accordance with an agreed-upon formula. The formula in the pool agreement for allocating gross shipping revenues net of voyage expenses is based on points allocated to participants’ vessels based on cargo carrying capacity and other technical characteristics, such as speed and fuel consumption. The selection of charterers, negotiation of rates and collection of related receivables and the payment of voyage expenses, which include the cost of bunkers and port expenses, are the responsibility of the pool. The operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. The pool may enter into contracts that earn either voyage charter revenue or time charter revenue. Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market. The Company recognizes revenue from this pool arrangement based on its portion of the net distributions reported by the pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees. The Company had one vessel operating in a pool in 2017 until April 2017. The Company had one vessel operating in a pool in 2016 and thirteen vessels in 2015.

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

(r)
Earnings Per Share: Basic earnings per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options, warrants and restricted stock under the treasury stock method unless their impact is anti-dilutive.

(s)
Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes for outstanding debt under the New First Lien Facility and the Ultraco Debt Facility. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

(t)
Federal Taxes: The Company is a Republic of the Marshall Islands Corporation. For the years ended December 31, 2017 and 2016, the Company believes that its operations qualify for Internal Revenue Code Section 883 exemption and therefore are not subject to United States federal taxes on United States source shipping income. The Company recorded $0.6 million in such taxes as component of voyage expenses for the year ended December 31, 2016 which were reversed in second quarter of 2017 upon the determination that the Company qualified for Internal Revenue Code Section 883 exemption. For the year ended December 31, 2015, the Company did not qualify for the Section 883 exemption and therefore incurred taxes of $0.3 million on United States source shipping income which was included in voyage expenses in the consolidated statements of operations.

(u)	Restructuring charges: Restructuring charges consist of professional fees for advisors and attorneys who assisted the Company in the debt restructuring relative to the First Lien Facility in 2016.

(v)
Stock-based compensation: The Company issues stock-based compensation utilizing both stock options and stock grants. Stock-based compensation is recognized using the fair value of the award at the date of grant over the period of vesting on a straight-line basis using the graded vesting method. Forfeitures are recognized as they occur.

Impact of Recently Issued Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging ("ASU-2017-12"), which is intended to align the results of the cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments expand the hedge accounting for both financial and non-financial risk components and they reduce the operational burden of applying hedge accounting. The amendment enables the financial statements to reflect accurately the intent and outcome of its hedging strategies. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. The Standard is effective for fiscal years beginning after December 15, 2018, and interim periods with those fiscal years. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per share ("ASU 2017-11), which changes the classification of certain equity-linked financial instruments with down round features. As a result, a free standing equity-linked financial instrument or an embedded conversion option would not be accounted for as a derivative liability at fair value as a result of existence of down round feature. For freestanding equity classified financial instruments, the amendment requires the entities to recognize the effect of the downround feature when triggered in its earnings per share calculations. The standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. The Company currently is not expecting any impact as a result of adoption of this accounting standard on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation ("ASU 2017-09"), which provides guidance about what changes to the terms and conditions of a stock award require an entity to apply modification accounting as per ASC 718. An entity should account for effects of modification unless (i) the fair value of the modified award is the same as the fair value of the original award (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award. The standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently not expecting any impact as a result of adoption of this accounting standard on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-1, “Business Combinations (Topic 805).” The amendments in this update are intended to clarify the definition of business. The current guidance specifies three elements of a business – inputs, processes, and outputs. The new guidance provides a screen to determine when a set (defined as an integrated set of assets and activities) is not a business. The ASU requires that, to be a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The standard is effective to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is evaluating the potential impact of the adoption of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers. This update provides further guidance on applying collectability criterion to assess whether the contract is valid and represents a substantive transaction on the basis whether a customer has the ability and intention to pay the promised consideration. The requirements of this standard include an increase in required disclosures. Management has assembled an internal project team and is currently analyzing contracts with our customers covering the significant streams of the Company's annual revenues under the provisions of the new standard as well as changes necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. Management will apply the modified retrospective transition method and will recognize the cumulative effect of adopting this standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. Prior periods will not be retrospectively adjusted. The Company continues to make progress in its implementation and assessment of the new revenue standard. While the assessment is still ongoing, based on the progress made to date, the Company expects that the timing of recognition of revenue for certain ongoing charter contracts will be impacted as well as the timing of recognition of certain voyage related costs. While the assessment of certain effects of the adoption of the ASU 2014-09 are ongoing, the timing of recognition will primarily impact spot voyage charters. Under ASU 2014-09, revenue will be recognized from when the vessel arrives at the load port until the completion of discharge at the discharge port instead of recognizing revenue from the discharge of the previous voyage provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. The financial impact of adoption will depend on the number of spot voyages and time charter arrangements as well as their percentage of completion at January 1, 2018. The Company expects that the adoption of ASU 2014-09 will result in an increase in the opening Accumulated Deficit balance as of January 1, 2018 in the Consolidated Balance Sheet of approximately $0.5 million to $1.3 million as a result of the adjustment of Revenue and Voyage expenses. The above estimate could potentially change upon further evaluation. Additionally, the Company is currently evaluating the adjustment, if any, to other expenses such as Vessel expenses in the Consolidated Statement of Operations and the additional presentation and disclosure requirements of ASU 2014-09 on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The requirements of this standard include an increase in required disclosures. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures. Management expects that the Company will recognize increases in reported amounts for vessel and other fixed assets and related lease liabilities upon adoption of the new standard. The impact to the Company’s financial statements will depend upon the amount of vessels the Company has chartered in, as well as the length and nature of such charters. Refer to “Note 10. Commitments and Contingencies” to the consolidated financial statements for disclosure about the Company’s time charter and lease commitments as of December 31, 2017.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” The new guidance is intended to provide specific guidance on cash flow classification issues such as debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments or cases where the coupon interest rate is insignificant compared to the effective interest rate of the borrowing, contingent consideration payments in a business combination, proceeds from insurance claim settlements and distributions received by equity method investees. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The amendments should be applied using a retrospective transition method to each period presented. At this time, the Company expects to reclassify $17.7 million of accumulated payment-in-kind interest paid upon the discharge of the Second Lien Facility (defined herein) currently recorded as a use of cash from financing activities, as a use of cash from operating activities in the fourth quarter of 2018 upon adoption of this accounting standard.

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

 Note 4.  Vessels and vessel improvements

As of December 31, 2017, the Company’s operating fleet consisted of 47 dry bulk vessels.

As of December 31, 2015, the Company identified six vessels which it was probable that the Company was going to sell, and recognized an impairment charge in 2015 of $50,872,734.  The carrying value of these vessels prior to impairment in 2015 was $76,332,734.  As the value of such vessels further declined in the first quarter of 2016, the Company recorded an additional impairment charge of $6,167,262 in that quarter. Out of the six vessels initially identified in 2015, all vessels have been sold as of December 31, 2017.

As of December 31, 2016, as part of our fleet renewal program, management considered it probable that we would divest some of our older vessels as well as certain less efficient vessels from its fleet to achieve operating cost savings. The Company identified two groups of vessels. Group 1 vessels were selected based on the shipyard they were built and their technical specifications. The group consisted of five sister ships constructed in Dayang shipyard with 53,000 dwt. These vessels were identified by management as having poorer fuel efficiency, among other reasons, compared to their peers. The second group of 11 vessels were older than 13 years and less than 53,000 dwt.  As vessels get older, they become more expensive to maintain and drydock.   Additionally, management’s strategy entails moving to larger Ultramax vessels as the Company renews its fleet. For those sixteen vessels, management believed that it is probable that such vessels will be sold within the next two years. Based on management’s projected undiscounted cash flows prior to sale, factoring the probability of sale, such vessels were determined to be impaired, and written down to their current fair value as of December 31, 2016, which was determined by obtaining broker quotes from two unaffiliated shipbrokers.  As a result, the Company recorded an impairment charge of $122,860,600 in the fourth quarter of 2016. The carrying value of these vessels prior to impairment was $234,860,600. Out of the vessels impaired as of December 31, 2016, the Company sold two vessels during 2017 and signed a memorandum of sale on the third vessel. For non recurring fair value disclosure, please refer to "Note. 9 Derivative instruments and Fair value measurements" to the consolidated financial statements.

 On November 14, 2016, the Company, through its subsidiary Eagle Bulk Shipco LLC, signed a memorandum of agreement to acquire a 2017 built 64,000 dwt SDARI-64 Ultramax dry bulk vessel constructed at Chengxi Shipyard Co., Ltd for $17.9 million. The Company took delivery of the vessel, the Singapore Eagle, on January 11, 2017.

On February 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a framework agreement with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, a Norwegian OTC-listed entity (the "Greenship Sellers"), for the purchase of nine modern sister vessels (the "Greenship Vessels") built between 2012 and 2015, (the "Greenship Purchase Agreement"). The aggregate purchase price for the nine Greenship Vessels is $153.0 million. The allocated purchase price for each Greenship Vessel is $17.0 million. The Company took delivery of all nine Greenship Vessels prior to December 31, 2017.
For the year ended December 31, 2017, the Company sold four vessels (Redwing, Sparrow, Woodstar and Wren) for total net proceeds of $26.0 million after brokerage commissions and associated selling expenses and recorded a net gain of $2.1 million. A portion of the proceeds was used toward repayment of the term loan under the First Lien Facility. Please refer to "Note 8 Debt - First Lien Facility" to the consolidated financial statements.

On August 30, 2017, the Company signed a memorandum of agreement to sell the vessel Avocet for $9.6 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the second quarter of 2018. The Company expects to recognize a gain of $0.3 million. As of December 31, 2017, the Company reported the carrying amount of the vessel as a vessel held for sale in its Consolidated Balance Sheet.

On December 19, 2017, the Company signed a memorandum of agreement to purchase a 2015 built Ultramax vessel for $21.275 million. As of December 31, 2017, the Company paid a deposit of $2.2 million. The Company took delivery of the vessel in the first quarter of 2018.

	December 31, 2017	December 31, 2016

Vessel and vessel improvements at the beginning of the year	$567,592,950	$733,960,731
Advance paid for purchase of Singapore Eagle at December 31, 2016	1,926,886	—
Purchase of Vessels and vessel improvements	174,400,746	19,860,401
Disposal of Vessels	(15,218,633)	(13,102,860)
Reclassification to vessels held for sale	(9,316,095)	(8,688,601)
Depreciation Expense	(29,149,435)	(35,408,859)
Vessel impairment charge	$—	$(129,027,862)
Vessels and Vessel Improvements, at December 31, 2017	$690,236,419	$567,592,950

Note 5. Short-term investment

As of December 31, 2017, the Company held a certificate of deposit of $4,500,000, with an original maturity at the date of purchase of one year. It is classified as Level 2 security in the fair value hierarchy.

Note 6.  Deferred Drydock Costs

Drydocking activity is summarized as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Beginning Balance	$11,507,309	$11,146,009	$1,960,792
Drydocking costs	2,579,111	3,688,711	11,141,561
Drydock amortization	(4,336,669)	(3,327,411)	(1,956,344)
Ending Balance	$9,749,751	$11,507,309	$11,146,009

Note 7.  Other Accrued Liabilities

Other accrued liabilities consist of:

	December 31, 2017	December 31, 2016
Vessel and voyage expenses	$5,373,389	$6,986,486
General and administrative expenses	6,050,078	3,446,113
Other expenses	386,899	1,112,848
Balance	$11,810,366	$11,545,447

Note 8. Debt

Long-term debt consists of the following:

	December 31, 2017	December 31, 2016
First Lien Facility / Exit Financing Facility*	$—	$209,099,000
Debt issuance costs - First Lien / Exit Financing Facility	—	(4,746,682)
First Lien Facility / Exit Financing Facility net of debt issuance costs	—	204,352,318
Second Lien Facility	—	67,327,843
Debt discount and Debt issuance costs - Second Lien Facility	—	(15,736,617)
Second Lien Facility, net of debt discount and debt issuance costs	—	51,591,226
Norwegian Bond Debt	200,000,000	—
Debt discount and debt issuance costs - Norwegian Bond Debt	(6,049,671)	—
Norwegian Bond Debt, net of debt discount and debt issuance costs	193,950,329	—
New First Lien Facility *	65,000,000	—
Debt discount and debt issuance costs - New First Lien Facility	(1,241,815)	—
New First Lien Facility, net of debt discount and debt issuance costs	63,758,185	—
Ultraco Debt Facility	61,200,000	—
Debt discount and debt issuance costs - Ultraco Debt Facility	(1,224,838)	—
Ultraco Debt Facility, net of debt discount and debt issuance costs	59,975,162	—
Less: Current Portion - Norwegian Bond Debt	(4,000,000)	—
Total long-term debt	$313,683,676	$255,943,544

*Includes loan balances on term loan and revolver loan facility under the New First Lien Facility and First Lien Facility as of December 31, 2017 and December 31, 2016.

On December 8, 2017, the Company, through certain of its wholly-owned subsidiaries, completed a refinancing of approximately $265,000,000 that paid off the Company's First Lien Facility and Second Lien Facility (both described elsewhere herein) through (a) a new credit facility comprised of a term loan and revolver of $65,000,000 (the “New First Lien Facility”), by and among Eagle Shipping, as borrower, certain wholly-owned vessel-owning subsidiaries of Eagle Shipping, as guarantors (the “Guarantors”), the lenders thereunder (the “Lenders”), the swap banks party thereto, and ABN AMRO Capital USA LLC, as facility agent and security trustee for the Lenders and (b) the issuance by Eagle Bulk Shipco LLC (“Shipco”), a wholly-owned subsidiary of the Company, of $200,000,000 in aggregate principal amount of 8.25% Senior Secured Bonds (the “Norwegian Bond Debt”), as described below. In addition, Shipco entered into a $15,000,000 Super Senior Revolving Facility Agreement (the “Super Senior Facility”), by and among Shipco, as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent.

The Company incurred $5.1 million in other financing costs in connection with the transaction out of which $1.3 million is accrued and outstanding as of December 31, 2017.

Norwegian Bond Debt

On November 28, 2017, Shipco issued into escrow $200,000,000 in aggregate principal amount of 8.250% Senior Secured Bonds, pursuant to the Bond Terms, dated as of November 22, 2017, by and between the Issuer and Nordic Trustee AS, as the Bond Trustee. After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds are approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding including accrued interest under the First Lien Facility, which was approximately $193.0 million, and the Second Lien Facility, which was approximately $77.4 million, and to pay expenses associated with the refinancing transactions. Shipco incurred $1.2 million in other financing costs in connection with the transaction.

The Norwegian Bond Debt is guaranteed by the limited liability companies that are subsidiaries of the Issuer and the legal and beneficial owners of 28 security vessels (the "Shipco Vessels) in the Company’s fleet, and will be secured by mortgages over such security vessels, a pledge granted by the Company over all of the shares of the Issuer, a pledge granted by the Issuer over all the shares in the Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and the Issuer or its subsidiaries.

Pursuant to the Bond Terms, interest on the Bonds will accrue at a rate of 8.250% per annum on the nominal amount of each of the Bonds from November 28, 2017, payable semi-annually on May 29 and November 29 of each year (each, an “Interest Payment Date”), commencing May 29, 2018. Furthermore, if Shipco fails to have the Norwegian Bonds listed for trading within twelve months of the issue date, the rate on the Norwegian Bonds will increase by 0.5%. The Bonds will mature on November 28, 2022. On each Interest Payment Date from and including November 29, 2018, the Issuer must repay an amount of $4,000,000, plus accrued interest thereon. Any outstanding Bonds must be repaid in full on the Maturity Date at a price equal to 100% of the nominal amount, plus accrued interest thereon.

The Issuer may redeem some or all of the outstanding Bonds at any time on or after the Interest Payment Date in May 2020 (the “First Call Date”), at the following redemption prices (expressed as a percentage of the nominal amount), plus accrued interest on the redeemed amount, on any business day from and including:

Period	Redemption Price
First Call Date to, but not including, the Interest Payment Date in November 2020	104.125%
Interest Payment Date in November 2020 to but not including, the Interest Payment Date in May 2021	103.3%
Interest Payment Date in May 2021 to, but not including, the Interest Payment Date in November 2021	102.475%
Interest Payment Date in November 2021 to, but not including, the Interest Payment Date in May 2022	101.65%
Interest Payment Date in May 2022 to, but not including, the Maturity Date	100%

Prior to the First Call Date, the Issuer may redeem some or all of the outstanding Bonds at a price equal to 100% of the nominal amount of the Bonds plus a “make-whole” premium and accrued and unpaid interest to the redemption date.

If the Company experiences a change of control, each holder of the Bonds will have the right to require that the Issuer purchase all or some of the Bonds held by such holder at a price equal to 101% of the nominal amount, plus accrued interest.

The Bond Terms contain certain financial covenants that the Issuer’s leverage ratio defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels must not exceed 75% and its and its subsidiaries’ free liquidity must at all times be at least $12,500,000. The Company is in compliance with its financial covenants as of December 31, 2017.

The Bond Terms also contain certain events of default customary for transactions of this type, including, but not limited to, those relating to: a failure to pay principal or interest; a breach of covenants, representation or warranty; a cross default to other indebtedness; the occurrence of certain bankruptcy and insolvency events; and the impossibility or unlawfulness of performance of the finance documents.

The Bond terms also contain certain exceptions and qualifications, among other things, limit the Company’s and the Issuer’s ability and the ability of the Issuer’s subsidiaries to do the following: make distributions; carry out any merger, other business combination, demerger or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact with affiliates; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; dispose of shares of Vessel Owners; or acquire the Bonds.

New First Lien Facility

On December 8, 2017, Eagle Shipping entered into the New First Lien Facility, which provides for (i) a term loan facility in an aggregate principal amount of up to $60,000,000 (the “Term Loan”) and (ii) a revolving credit facility in an aggregate principal amount of up to $5,000,000 (the “Revolving Loan”). Outstanding borrowings under the New First Lien Facility bear interest at LIBOR plus 3.50% per annum. Eagle Shipping paid $975,000 to the lenders and incurred $283,355 of other financing costs in connection with the transaction.

The New First Lien Facility matures on the earlier of (i) five years from the initial borrowing date under the Credit Agreement and (ii) December 8, 2022. With respect to the Term Loan, Eagle Shipping is required to make quarterly repayments of principal of $2.15 million beginning January 15, 2019, with a final balloon payment to be made at maturity. With respect to the Revolving Loan, Eagle Shipping must repay the aggregate principal amount of all borrowings outstanding on the maturity date. Accrued interest on amounts outstanding under the Term Loan and the Revolving Loan must be paid on the last day of each applicable interest period. Interest periods are for three months, six months or any other period agreed between Eagle Shipping and the Lenders. Finally, Eagle Shipping must prepay certain specified amounts outstanding under the New First Lien Facility if an Eagle Shipping Vessel (as defined below) is sold or becomes a total loss or if there is a change of control with respect to the Company, Eagle Shipping or any Guarantor.

Eagle Shipping’s obligations under the New First Lien Facility are secured by, among other items, a first priority mortgage on the nine vessels in Eagle Shipping’s fleet as identified in the Credit Agreement and such other vessels that it may from time to time include with the approval of the Lenders (the “Eagle Shipping Vessels”), an assignment of certain accounts, an assignment of certain charters with terms that may exceed 12 months, an assignment of insurances, an assignment of certain master agreements, and a pledge of the membership interests of each of Eagle Shipping’s vessel-owning subsidiaries. In the future, Eagle Shipping may grant additional security to the Lenders from time to time.

The New First Lien Facility contains financial covenants requiring Eagle Shipping to maintain minimum liquidity of $500,000 in respect of each Eagle Shipping Vessel and to maintain a consolidated interest coverage ratio beginning for the fiscal quarter ending on June 30, 2019, of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00. In addition, the New First Lien Facility also imposes operating restrictions on Eagle Shipping and the Guarantors, including limiting Eagle Shipping’s and the Guarantors’ ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur. The Company is in compliance with its financial covenants as of December 31, 2017.

The New First Lien Facility also includes customary events of default, including those relating to: a failure to pay principal or interest; a breach of covenant, representation or warranty; a cross-default to other indebtedness; the occurrence of certain bankruptcy and insolvency events; the occurrence of certain ERISA events; a judgment default; the cessation of business; the impossibility or unlawfulness of performance of the loan documents; the ineffectiveness of any material provision of any loan document; the occurrence of a material adverse effect; and the occurrence of certain swap terminations.

Super Senior Facility

On December 8, 2017, Shipco entered into the Super Senior Facility, which provides for a revolving credit facility in an aggregate amount of up to $15,000,000. The proceeds of the Super Senior Facility, which are currently undrawn, are expected, pursuant to the terms of the Super Senior Facility, to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries. The Super Senior Facility matures on August 28, 2022. Shipco paid $190,000 as other financing costs in connection with the transaction.

As of December 31, 2017, the availability under the Super Senior Facility is $15,000,000. As of December 31, 2017, Shipco is utilizing $4.8 million of the undrawn Super Senior Facility towards its minimum liquidity covenant under the Norwegian Bond Debt.

The outstanding borrowings under the Super Senior Facility will bear interest at LIBOR plus 2.00% per annum and commitment fees of 40% of the applicable margin on the undrawn portion of the facility. For each loan that is requested under the Super Senior Facility, Eagle Shipco must repay such loan along with accrued interest on the last day of each interest period relating to the loan. Interest periods are for three months, six months or any other period agreed between Shipco and the Super Senior Facility Agent. Additionally, subject to the other terms of the Super Senior Facility, amounts repaid on the last day of each interest period may be re-borrowed.

Shipco’s obligations under the Super Senior Facility are guaranteed by the limited liability companies that are subsidiaries of Shipco and the legal and beneficial owners of 28 vessels in the Company’s fleet (the “Eagle Shipco Vessel Owners”), and will be secured by mortgages over such vessels, a pledge granted by the Company over all of the shares of Eagle Shipco, a pledge granted by Eagle Shipco over all the shares in the Eagle Shipco Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and Shipco or its subsidiaries. The Super Senior Facility ranks super senior to the Bonds with respect to any proceeds from any enforcement action relating to security or guarantees for both the Super Senior Facility and the Bonds.

The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit Eagle Shipco’s and its subsidiaries’ ability to do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its and its subsidiaries’ free liquidity must at all times be at least $12,500,000. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100,000,000 is outstanding under the Bond Terms. The Company is in compliance with its financial covenants as of December 31, 2017.

The Super Senior Facility also contains certain events of default customary for transactions of this type, including, but not limited to, those relating to: a failure to pay principal or interest; a breach of covenants, representation or warranty; a cross default to other indebtedness; the occurrence of certain bankruptcy and insolvency events; the cessation of business; the impossibility or unlawfulness of performance of the finance documents for the Super Senior Facility; and the occurrence of a material adverse effect.

Ultraco Debt Facility

On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”), the lenders thereunder (the “Ultraco Lenders”), the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Ultraco Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner. The Ultraco Debt Facility provides for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of the nine Greenship Vessels to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility were used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of the Greenship Vessels. The outstanding borrowings under the Ultraco Debt Facility bear interest at LIBOR plus 2.95% per annum. The Ultraco Debt Facility also provides for the payment of certain other fees and expenses by Ultraco. Ultraco paid $918,000 to the lenders and $459,735 as deferred financing costs in connection with the transaction.

As of December 31, 2017, the Company has drawn $61,200,000 of the credit facility relating to the acquisition of the nine Greenship Vessels.

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

On December 29, 2017, Ultraco, a wholly-owned subsidiary of the Company entered into a First Amendment (the “First Amendment”) to the Ultraco Debt Facility to increase the commitments for the purpose of financing the acquisition of an additional vessel by New London Eagle LLC, a wholly owned subsidiary of Ultraco and additional guarantor under the Ultraco Debt Facility. The increase in the commitments was $8,600,000. Ultraco took delivery of the vessel in January 2018 and drew down $8.6 million. The Company paid a deposit of $2.2 million for the purchase of the vessel as of December 31, 2017.

Interest rates

 For the year ended December 31, 2017, interest rates on our outstanding debt under the First Lien Facility ranged from 4.77% to 5.35%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 6.18%. The interest rates on our outstanding debt under the Ultraco Debt Facility ranged from 4.19% to 4.28%, including a margin over LIBOR applicable under the terms of the Ultraco Debt Facility which was entered into on June 28, 2017. The weighted average effective interest rate was 4.71%. The Norwegian Bond debt carries an interest rate of 8.25%. The weighted average effective interest rate on the same was 8.84%. The interest rate on our outstanding debt under the New First Lien Facility was 4.83% including a margin over LIBOR applicable under the terms of the New First Lien Facility which was entered into on December 8, 2017. The weighted average effective interest rate was 5.21%.

For 2016, interest rates on our outstanding debt ranged from 3.86% to 4.99%, including a margin over LIBOR applicable under the terms of the First Lien Facility/Exit Financing Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 6.83%.

For 2015, interest rates on our outstanding debt ranged from 3.696% to 4.08%, including a margin over LIBOR applicable under the terms of the Exit Financing Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.06%.

For 2017 and 2016, the payment-in-kind interest rate on our Second Lien Facility was 15% including a margin over LIBOR. The weighted average effective interest rate on our Second Lien Facility including the amortization of debt discount was 17.05%.

Interest Expense consisted of:

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
First Lien Facility / Exit Financing Facility interest	$10,305,275	$9,938,822	$9,781,106
Amortization of debt discount and debt issuance costs	5,927,984	4,532,481	2,146,316
Payment in kind interest on Second Lien Facility	10,098,401	7,327,843	—
Ultraco Debt Facility interest	1,269,581	—	—
Norwegian Bond Debt interest	1,558,333	—	—
New First Lien Facility interest	209,420	—	—
Commitment fees - Super Senior Revolver Facility	8,000	—	—
Total Interest Expense	$29,376,994	$21,799,146	$11,927,422

First Lien Facility

On March 30, 2016, Eagle Shipping as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Company’s senior secured credit facility (the “Exit Financing Facility”), as guarantors, entered into the “First Lien Facility with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The First Lien Facility amended and restated the Exit Financing Facility in its entirety, provided for Eagle Shipping to be the borrower in the place of the Company, and further provided for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure (as defined in “Note 10. Commitments and Contingencies - Legal Proceedings” to the consolidated financial statements). The First Lien Facility provided for a term loan in the amount of $201,468,750 after giving effect to the entry into the First Lien Facility and the Second Lien Facility as well as a $50,000,000 revolving credit facility (the "First Lien Facility"). The outstanding borrowings under the First Lien Facility bore interest at LIBOR plus 4.0% per annum.

Eagle Shipping prepaid $5,651,000 of the term loan during the year ended December 31, 2016 and $13,021,000 of the term loan for the year ended December 31, 2017 pursuant to the terms of the First Lien Facility relating to mandatory prepayments upon sales of vessels. Additionally, Eagle Shipping also repaid $5,000,000 of the revolving credit facility in the third quarter of 2017. On December 8, 2017, Eagle Shipping repaid the outstanding balance of the term loan of $171,078,000 and the outstanding balance of the revolver loan of $20,000,000 and discharged the debt under the First Lien Facility in full. As a result, Eagle Shipping recorded a loss, representing the difference between settlement price and the net carrying value of the debt amounting to $3.2 million which is included in loss on debt extinguishment in the Consolidated Statement of Operations.
 Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Exit Financing Facility, as guarantors, entered into a Second Lien Facility with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Facility provided for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and scheduled to mature on January 14, 2020. The term loan under the Second Lien Facility bore interest at a rate of LIBOR plus 14.00% per annum with a 1.0% LIBOR floor paid in kind quarterly in arrears. The payment-in-kind interest represents a non-cash operating and financing activity on the consolidated statements of cash flows for the years ended December 31, 2017 and 2016.
On December 8, 2017, in connection with the refinancing defined above, Eagle Shipping repaid the outstanding debt and accumulated payment-in-kind interest aggregating $77.4 million, and discharged the debt under the Second Lien Facility in full. Eagle Shipping recorded the difference between the settlement price and the net carrying value of the debt amounting to $11.8 million, as loss on debt extinguishment in the Consolidated Statement of Operations.

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

The Exit Financing Facility was amended and restated in its entirety by Eagle Shipping on March 30, 2016 and succeeded by the First Lien Facility described above.

 Scheduled Debt Maturities

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years.

	Norwegian Bond Debt	New First Lien Facility	Ultraco Debt Facility	Total

2018	$4,000,000	$—	$—	$4,000,000
2019	8,000,000	10,750,000	8,011,350	26,761,350
2020	8,000,000	8,600,000	6,409,080	23,009,080
2021	8,000,000	8,600,000	6,409,080	23,009,080
2022	172,000,000	37,050,000	40,370,490	249,420,490
	$200,000,000	$65,000,000	$61,200,000	$326,200,000
`

Note 9.  Derivative Instruments and Fair Value Measurements

Forward freight agreements, bunker swaps and freight derivatives

The Company trades in forward freight agreements (“FFAs”) and bunker swaps, with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains are recognized as a component of other expense in the Consolidated Statement of Operations and Other current assets and Fair value of derivatives in the Consolidated Balance Sheets. Derivatives are considered to be Level 2 instruments in the fair value hierarchy.

The effect of non-designated derivative instruments on the consolidated statements of operations:

		Amount of gain/(loss)
		For the Years Ended
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized	December 31, 2017	December 31, 2016	December 31, 2015
FFAs	Other income/(expense)	$(284,097)	$(541,677)	$—
Bunker swaps	Other income/(expense)	413,577	—	—
Commissions	Other income/(expense)	(91,575)	(19,818)	—
Total		$37,905	$(561,495)	$—

Derivatives not designated as hedging instruments	Balance Sheet Location	Fair value of derivatives
		December 31, 2017	December 31, 2016

FFAs - Unrealized loss	Fair value of Derivatives	$(73,170)	$—
Bunker Swaps - Unrealized gain	Other current assets	128,845	—
		$55,675	$—

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of December 31, 2017 and December 31, 2016, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $178,836 and zero, respectively, which is recorded within other current assets in the consolidated balance sheets.

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents and restricted cash—the carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying amounts of borrowings under the Norwegian Bond Debt, New First Lien Facility and Ultraco Debt Facility (prior to application of the discount and debt issuance costs) including the revolving credit agreement approximate their fair value, due to the variable interest rate nature thereof.

The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts, certain short-term investments and restricted cash accounts.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our short-term investments and debt balances under the Norwegian Bond Debt, New First Lien Facility and Ultraco Debt Facility.

Non recurring fair value measurements include vessel impairment assessments which is determined based on the average of two independent third party quotes which are Level 2 inputs. As of December 31, 2017, the Company performed an impairment test on 22 vessels for whom the vessel prices based on valuations received from third party brokers were lower than their carrying values. Based on our impairment analysis, we determined that as of December 31, 2017, the future cash flows expected to be earned by the 22 vessels on an undiscounted basis would exceed their carrying value and therefore no impairment charges were recorded in the consolidated financial statements. As of December 31, 2016, the Company determined that it intended to divest some of the older and less efficient vessels. As a result, the Company recorded an impairment charge of $122,860,600 in the fourth quarter of 2016. The carrying value of these vessels prior to impairment was $234,860,600. Additionally, the Company recorded an impairment charge of $6.2 million in the first quarter of 2016 on a group of six vessels which have all been sold subsequently.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Assets and liabilities measured at fair value:

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2017
Assets
Cash and cash equivalents (1)	$56,325,961	$56,325,961	—
Short-term investment	$4,500,000	—	$4,500,000
Liabilities
Norwegian Bond Debt *	$189,950,329	—	$200,990,000
New First Lien Facility **	$63,758,185	—	$65,000,000
Ultraco Debt Facility **	$59,975,162	—	$61,200,000

* The fair value of the bonds is based on the last trade on December 21, 2017 on Bloomberg.com.
** The fair value of the New First Lien Facility and the Ultraco Debt Facility is based on the required repayment to the lenders if the debt was discharged in full on December 31, 2017.

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2016
Assets
Cash and cash equivalents (1)	$76,591,027	76,591,027	—
Liabilities
First Lien Facility	$204,352,318	—	$209,099,000
Second Lien Facility	$51,591,226	—	$67,327,843

(1) Includes non-current restricted cash of 74,917 at December 31, 2017 and December 31, 2016.

Note 10.  Commitments and Contingencies

Operating Lease

On October 15, 2015, the Company entered into a new commercial lease agreement as a subtenant for office space in Stamford, Connecticut. The lease is effective from January 1, 2016 through June 29, 2023, with an average annual rent of $419,536. The lease is secured by a letter of credit backed by cash collateral of $74,917 which amount is recorded as restricted cash in the accompanying consolidated balance sheets. Rent expense for all of our global locations recorded for the years ended December 31, 2017, 2016, and 2015 was $666,320, $840,303 and $2,591,489, respectively. The rent expense for 2015 includes lease termination fees of $1,334,301 on its prior office space in New York, New York. In November 2017, the Company entered into a lease office agreement in Singapore which expires in October 2018.

The future minimum commitments under the leases for office space as of December 31, 2017 are as follows:

(In thousands of U.S. dollars)

2018	$576
2019	420
2020	420
2021	420
2022	420
Thereafter	209
Total	$2,465

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

On December 19, 2017, the Company signed a memorandum of agreement to purchase a 2015 built Ultramax vessel for $21.275 million. As of December 31, 2017, the Company paid a deposit of $2.2 million. The Company took delivery of the vessel in the first quarter of 2018. On December 29, 2017, Ultraco, a wholly-owned subsidiary of the Company entered into a First Amendment (the “First Amendment”) to the Ultraco Debt Facility to increase the commitments for the purpose of financing the acquisition of the vessel. The increase in the commitments was $8,600,000. Ultraco took delivery of the vessel in January 2018 and drew down $8.6 million.

Note 11. Transactions with related party

On October 15, 2014, the Company entered into a Management Agreement (the “Management Agreement”) with Delphin Shipping LLC (“Delphin”). As per the Management Agreement, the technical management fee was $700 per vessel per day. The commercial management fee was 1.25% of charter hire; provided, however, that no commercial management fee shall be payable with respect to a charter hire that is earned while a vessel is a member of a pool and with respect to which a fee is paid to the pool manager. The former Chief Executive Officer of the Company was one of the investors in Delphin.

On May 22, 2015, the Company received a termination notice to the Amended Management Agreement from Delphin. The notice of termination was given pursuant to the terms of the Amended Management Agreement and became effective as of August 22, 2015.

Total management fees for the year ended December 31, 2015 amounted to $2,379,787. The total reimbursable expenses amounted to $227,105.

Note 12.  Loss per Common Share

The computation of basic net loss per share is based on the weighted average number of common shares outstanding for the years ended December 31, 2017, 2016 and 2015. The Company also had 3,040,540 outstanding warrants convertible to 152,027 shares of the Company's common stock with an exercise price of $556.40 per share. The warrants have a 7 year term and will expire on October 15, 2021. Diluted net loss per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share for the year ended December 31, 2017 does not include 1,716,928 unvested stock awards, 2,301,046 stock options and outstanding warrants convertible to 152,027 shares of common stock as their effect was anti-dilutive. Diluted net loss per share for the year ended December 31, 2016 does not include 1,413,461 unvested stock awards, 1,942,909 stock options and outstanding warrants convertible into 152,027 shares of common stock as their effect was anti-dilutive. Diluted net loss per share for the year ended December 31, 2015 does not include 39,231 stock awards, 68,867 stock options and outstanding warrants convertible into 152,027 shares of common stock, as their effect was anti-dilutive.

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net loss	$(43,796,685)	$(223,522,435)	$(148,296,965)
Weighted Average Shares-Basic	69,182,302	20,565,652	1,880,116
Dilutive effect of stock options, warrants and restricted stock units	—	—	—
Weighted Average Shares - Diluted	69,182,302	20,565,652	1,880,116
Basic loss per share	$(0.63)	$(10.87)	$(78.88)
Diluted loss per share	$(0.63)	$(10.87)	$(78.88)

Note 13. Stock Incentive Plans

2014 Management Incentive Plan

On October 15, 2014, in accordance with the Plan, the Company adopted the post-emergence Management Incentive Program (the “2014 Plan”), which provided for the distribution of New Eagle MIP Primary Equity in the form of shares of New Eagle Common Stock, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The New Eagle MIP Primary Equity is subject to vesting, but the holder thereof is entitled to receive all dividends paid with respect to such shares as if such New Eagle MIP Primary Equity had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the 2014 Plan determines otherwise). The New Eagle MIP Options contain adjustment provisions to reflect any transaction involving shares of New Eagle Common Stock, including as a result of any dividend, recapitalization, or stock split, to prevent any diminution or enlargement of the holder’s rights under the award.

The following schedule shows the stock awards granted under the 2014 Plan:

	Restricted shares [1]	Price on grant date	Aggregate fair value (in millions)	Vesting Terms
Balance outstanding as of January 1, 2015	45,045	$308.58	$13.9	25% annually over four year term
Granted on June 12, 2015	2,750	$179.60	$0.5	25% annually over four year term
Granted on June 12, 2015	16,250	$117.40	$1.9	100% on third anniversary date
Granted on November 13, 2015	5,000	$78.40	$0.4	100% on third anniversary date
Vested during 2015	(2,433)
Forfeited during 2015	(35,457)		$(11.2)
Balance outstanding as of December 31, 2015	31,155	$174.48	$5.5
Granted on November 7, 2016 [2]	131,197	$4.24	$0.6	100% on first anniversary date
Granted on December 15, 2016 [2]	50,000	$5.90	$0.3	100% on third anniversary date
Issued on June 12, 2016	(688)
Cancelled on December 15, 2016 [3]	(21,250)		$(1.4)
Forfeited during 2016	(4,741)		$(1.4)
Balance outstanding as of December 31, 2016	185,673	$19.58	$3.6
Vested during 2017	(133,452)
Forfeitures during 2017	(81)
Balance outstanding as of December 31, 2017	52,140	$42.19	$2.2

1. Amortization of all restricted shares unless otherwise stated were calculated using the graded method vesting and included in General and administrative expenses.
2. Amortization of above stock awards were calculated using the cliff method of vesting and included in General and administrative expenses.
3. The above stock awards were cancelled and concurrently new grants under the 2016 Plan (as defined herein) were issued. Therefore, the transaction was accounted for as a modification as per ASC 718 “Compensation-Stock Compensation.” The incremental compensation cost was calculated as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.

	Options	Weighted Average Exercise Price	Expiration	Risk free interest rate	Volatility	Dividend %	Fair Value of Options on grant date	Aggregate fair value (in millions)	Expected Term and vesting conditions
Balance outstanding as of January 1, 2015	123,874	$439.09	5	1.4%	44%	—%	$87.02	$10.78	4.75 years and 25% vesting annually over four year term
Granted on September 29, 2015**	16,250	$117.40	5	1.09%	42%	0%	$38.38	$0.63	3.75 years and 25% vesting annually over four year term
Granted on September 29, 2015**	16,250	$260.00	5	1.09%	42%	0%	$12.32	$0.20	3.75 years and 25% vesting annually over four year term
Granted on November 15, 2015**	5,000	$78.40	5	1.37%	43%	0%	$26.49	$0.10	3.75 years and 25% vesting annually over four year term
Granted on November 15, 2015**	5,000	$260.00	5	1.37%	43%	0%	$4.05	$0.02	3.75 years and 25% vesting annually over four year term
Forfeited during 2015	(97,507)							$(8.89)
Vested during 2015	(6,591)							$(0.47)
Balance outstanding as of December 31, 2015	62,276							$2.37	3.75 years and 25% vesting annually over four year term
Forfeited during 2016	(13,038)							$(0.92)
Cancelled on December 15, 2016**	(42,500)							$(0.67)
Balance outstanding as of December 31, 2016	6,738							$0.78
Vested during 2017	(3,369)							$(0.39)
Forfeited during 2017	(454)							$(0.05)
Balance outstanding as of December 31, 2017	2,915	$116.64						$0.34

* For the purposes of determining the stock-based compensation cost for the Company's stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation,” the fair value of the New Eagle MIP Options was estimated on the date of grant using the Black-Scholes option pricing model. The volatility was calculated by comparing the Company’s share price movement since emergence from bankruptcy on October 14, 2014 and its peers’ share price movement for the past five years. Amortization of above stock options for the 2014 Plan was calculated using the graded method of vesting and included in General and administrative expenses

** The above stock options were cancelled and concurrently new grants under the 2017 Plan was issued. Therefore, the transaction was accounted for as a modification as per ASC 718 “Compensation-Stock Compensation”. The incremental compensation cost was calculated as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.

There are 9,960 options vested but not exercised as of December 31, 2017 and 2,915 options that are not vested but are expected to vest. The fair value of vested options is insignificant.

On November 7, 2016, the Company granted 233,863 shares of restricted common stock and options to purchase 280,000 shares of the Company’s common stock in connection with the appointment of a new member to the senior management team. The restricted stock and option were not granted under, but are subject to, the terms of the Company’s 2014 Plan. The details of the grant are below:

	Restricted shares *	Fair value on grant date	Aggregate fair value (in millions)	Vesting Terms
Granted on November 7, 2016	233,863	$4.24	$1.0	100% vesting on third anniversary date
Balance outstanding as of December 31, 2017 (Successor)*	233,863	$4.24	$1.0

* Amortization of the above stock awards was calculated using the cliff method of vesting and included in general and administrative expenses.

	Options**	Weighted Average Exercise Price **	Expiration	Risk free interest rate	Volatility	Dividend %	Fair Value of Options on grant date	Aggregate fair value (in millions)	Expected Term and vesting conditions
Granted on November 7, 2016	280,000	$4.28	5	1.10%	61%	—%	$1.91	$0.53	3.75 years and 25% vesting annually over four year term
Vested during 2017	(70,000)							$(0.13)
Balance outstanding as of December 31, 2017	210,000	$4.28					$1.91	$0.40

* For the purposes of determining the stock-based compensation cost for the Company's stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation,” the fair value of the New Eagle MIP Options was estimated on the date of grant using the Black-Scholes option pricing model. The volatility was calculated by comparing the Company’s share price movement since emergence from bankruptcy on October 14, 2014 and its peers’ share price movement for the past five years. The amortization of the above stock options was calculated using the graded method of vesting and included in general and administrative expenses.

There are 70,000 options vested but not exercised as of December 31, 2017 and 210,000 options expected to vest.

2016 Equity Compensation Plan

On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 5,348,613 shares of common stock which may be issued under the 2016 Plan. The 2016 Plan replaced the 2014 Plan and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired, otherwise terminated, or canceled. As of December 31, 2017, 24,644 shares of common stock were subject to outstanding awards under the 2014 Plan. Under the terms of the 2016 Plan, awards for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan to any one employee of the Company and its subsidiaries during any one calendar year, and awards in the form of options and stock appreciation rights for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan. The total number of shares of common stock with respect to which awards may be granted under the 2016 Plan to any non-employee director during any one calendar year shall not exceed 500,000, subject to adjustment as provided in the 2016 Plan. Any Director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan.

The following schedule represents outstanding stock awards and options granted under the 2016 Plan.

	Restricted shares *	Weighted Average Fair value on grant date	Aggregate fair value (in millions)	Vesting Terms
Granted on December 15, 2016	760,056	$5.90	$4.40	100% on September 1, 2018
Granted on December 15, 2016	233,869	5.90	1.38	100% on October 14, 2018
Balance outstanding as of December 31, 2016	993,925		5.78
Issued on March 1, 2017	429,750	5.47	2.35	33% vesting annually over three year term
Issued on June 1, 2017	18,000	4.64	0.08	100% vesting on third anniversary date
Forfeited during 2017	(10,750)
Balance outstanding as of December 31, 2017	1,430,925	5.73	$8.20

*The above stock awards were issued concurrently with the cancellation of outstanding stock awards and options under the 2014 Plan. Therefore, the issuance was accounted for as a modification as per ASC 718 “Compensation-Stock Compensation.” The fair value is the incremental compensation cost, which was calculated as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date. The amortization of the above stock awards was calculated using the graded method of vesting and included in general and administrative expenses.

	Options*	Weighted AverageExercise Price	Expiration	Risk free interest rate	Volatility	Dividend %	Fair Value of Options on grant date	Aggregate fair value (in millions)	Expected Term and Vesting conditions
Granted on December 15, 2016 **	1,266,476	$4.28	5	1.79%	62%	—%	$3.12	$3.96	3.15 years and 25% vesting annually
Granted on December 15, 2016 **	389,695	$4.28	5	1.79%	62%	—%	$3.14	$1.21	3.15 years and 25% vesting annually
Balance outstanding as of December 31, 2016	1,656,171	$4.28						$5.17
Issued on March 1, 2017	337,000	$5.56	5	1.72%	63.5%	—%	$2.60	$0.90	3.75 years and 25% vesting annually over four year term
Issued on June 1, 2017	18,000	$4.71	5	1.56%	64.7%	—%	$2.23	$0.04	3.75 years and 25% vesting annually over four year term
Vested during 2017	(828,085)	$4.28					$3.12	$(2.60)
Forfeitures during 2017	(3,000)	$5.56					$2.60	$(0.08)
Balance outstanding as of December 31, 2017	1,180,086	$4.65					$2.91	$3.43

*For the purposes of determining the stock-based compensation cost for the Company's stock option plan using the fair value method of ASC 718 "Compensation-Stock Compensation,” the fair value of the New Eagle MIP Options was estimated on the date of grant using the Black-Scholes option pricing model. The volatility was calculated by comparing the Company’s share price movement since emergence from bankruptcy on October 14, 2014 and its peers’ share price movement for the past five years.

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

There are 828,085 options vested but not exercised as of December 31, 2017 and 1,180,086 options expected to vest.

The stock-based compensation expense for the above stock awards and options under the 2016 Plan and 2014 Plan included in General and administrative expenses:

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Stock awards /stock option plans	$8,738,615	$2,206,690	$3,969,989

Total stock-based compensation expense	$8,738,615	$2,206,690	$3,969,989

The future compensation to be recognized for all the grants issued for the years ending December 31, 2018, 2019 and 2020 will be $6,194,924, $1,481,876 and $152,621, respectively.

Note 14. Employee Benefit Plan

In October 2010, the Company established a safe harbor 401(k) plan, which is available to full-time office employees who meet the plan’s eligibility requirements. The plan allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Company is matching contributions amounting to 100% of the first 3% and 50% of the next 2% of each employee’s salary.  The matching contribution vests immediately.  The total matching contribution incurred by the Company and included in general and administrative expenses for the years ended December 31, 2017, 2016 and 2015 was $240,888, $167,778 and $212,223, respectively.

The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contributions based on the Company’s annual operating performance.  For the years ended December 31, 2017, 2016 and 2015, the Company did not make a profit sharing contribution.

Note 15.  2017 and 2016 Quarterly Results of Operations (Unaudited)

We have presented the unaudited quarterly results of operations for the fiscal years ended December 31, 2017 and December 31, 2016.

Consolidated Statement of Operations

(Unaudited)

2017

	Three Months ended March 31	Three Months ended June 30	Three Months ended September 30	Three Months ended December 31,
Revenues	$45,855,057	$53,631,224	$62,710,903	$74,587,441
Total Operating expenses	50,361,713	53,938,837	64,624,733	67,999,398
Operating (loss) income	(4,506,656)	(307,613)	(1,913,830)	6,588,043
Net loss *	(11,068,448)	(5,888,466)	(10,255,346)	(16,584,425)

Basic Loss Per Share	$(0.17)	$(0.08)	$(0.15)	$(0.24)
Diluted Loss Per Share	$(0.17)	$(0.08)	$(0.15)	$(0.24)

* Net loss for the three months ended December 31, 2017 includes $15.0 million of loss on debt extinguishment.

(Unaudited)

2016

	Three Months ended March 31		Three Months ended June 30	Three Months ended September 30	Three Months ended December 31,
Revenues	$21,278,288		$25,590,434	$35,788,181	$41,835,941
Total Operating Expenses	57,742,766	(a)	42,882,423	47,512,409	177,607,218	(b)
Operating Loss	(36,464,478)		(17,291,989)	(11,724,228)	(135,771,277)
Net Loss	(39,278,670)		(22,495,573)	(19,359,044)	(142,389,148)

Basic Loss Per Share	$(20.77)		$(9.98)	$(0.65)	$(2.96)
Diluted Loss Per Share	$(20.77)		$(9.98)	$(0.65)	$(2.96)

a.	Includes impairment charge of $6,167,262.
b.	Includes impairment charge of $122,860,600.

Note 16. Condensed Financial Information for Eagle Bulk Shipping Inc. (Parent Company Only)

There are significant restrictions over the Company’s ability to obtain funds from its subsidiaries through dividends, loans or advances as contained in our debt facilities. For a discussion of some of these restrictions, see “Note 8 - Debt.” These condensed parent company financial statements have been prepared in accordance with Rule 12-04 of Regulation S-X, as the restricted net assets of the Company’s subsidiaries under each of the debt arrangements previously noted exceeds 25 percent of the consolidated net assets of the Company.

Condensed Balance Sheets (Parent Company Only)

	December 31, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$17,583,085	$62,326,786
Prepaid expenses	13,758	376,215
Total current assets	17,596,843	62,703,001
Noncurrent assets:
Investment in subsidiaries*	444,908,264	338,340,211
Other assets	—	310,000
Total noncurrent assets	444,908,264	338,650,211
Total assets	$462,505,107	$401,353,212
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,894	$189,039
Other accrued liabilities	1,289,180	681,534
Total current liabilities	1,340,074	870,573
Noncurrent liabilities :
Total liabilities	1,340,074	870,573
Commitment and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of December 31, 2017 and 2016	—	—
Common stock, $.01 par value, 700,000,000 shares authorized, 70,394,307 and 48,106,827 shares issued and outstanding as of December 31, 2017 and 2016, respectively	703,944	481,069
Additional paid-in capital	887,625,902	783,369,698
Accumulated deficit	(427,164,813)	(383,368,128)
Total stockholders' equity	461,165,033	400,482,639
Total liabilities and stockholders' equity	$462,505,107	$401,353,212

* Eliminated in the consolidated financial statements.

Condensed Statements of Operations (Parent Company Only)

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
General and administrative expenses	$2,693,520	$2,101,094	$2,554,795
Total operating expenses	2,693,520	2,101,094	2,554,795
Operating loss	(2,693,520)	(2,101,094)	(2,554,795)

Interest expense	—	2,817,646	11,927,422
Interest income	(379,374)	(215,433)	(6,222)
Other expense	—	125,255	—
Total other expense (income), net	(379,374)	2,727,468	11,921,200

Equity in net loss of subsidiaries*	(41,482,539)	(218,693,873)	(133,820,970)
Net loss	$(43,796,685)	$(223,522,435)	$(148,296,965)

Weighted average shares outstanding:

Basic	69,182,302	20,565,652	1,880,116
Diluted	69,182,302	20,565,652	1,880,116

Per share amounts:
Basic net loss	$(0.63)	$(10.87)	$(78.88)
Diluted net loss	$(0.63)	$(10.87)	$(78.88)

*Eliminated in the consolidated financial statements.

Condensed Statements of Cash Flows (Parent Company Only)

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net cash used in operating activities	$(2,245,856)	(4,715,072)	$(18,496,422)
Cash flows from investing activities:
Cash distributed to wholly-owned subsidiaries	(138,238,309)	(36,853,951)	(4,762,134)
Net cash used in investing activities	(138,238,309)	(36,853,951)	(4,762,134)

Cash flows from financing activities:
Repayment of Term Loan	—	(3,906,250)	(19,625,000)
Proceeds from Revolver Loan facility under Exit Financing Facility		—	40,000,000
Proceeds from common stock placement, net of issuance costs	96,030,003	85,700,535	—
Financing costs paid to lenders	—	—	(500,000)
Cash used to settle net share equity awards	(289,539)	(2,938)	(1,419,229)

Net cash provided by financing activities	95,740,464	81,791,347	18,455,771
Net increase/(decrease) in cash and cash equivalents	(44,743,701)	40,222,324	(4,802,785)
Cash and cash equivalents at beginning of year	62,326,786	22,104,462	26,907,247
Cash and cash equivalents at end of year	$17,583,085	$62,326,786	$22,104,462

Supplemental cash flow information:
Cash paid during the period for interest	$—	$2,529,674	$9,911,793

Notes to the Condensed Financial Statements
Basis of Presentation

In the parent-company-only condensed financial statements, Eagle Bulk Shipping Inc. (the “Parent Company”) investment in subsidiaries is accounted for under the equity method of accounting. The Parent Company did not receive cash dividends from its subsidiaries for the years ended December 31, 2017, 2016 and 2015.

The parent-company-only condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

There are legal or regulatory restrictions on the Parent Company's ability to obtain funds from its subsidiaries through dividends, loans or advances sufficient to satisfy the obligations that may come due.
Equity Offerings

On December 13, 2016, the Parent Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Parent Company agreed to issue to the Investors in a private placement (the “December Private Placement”) approximately 22.2 million shares of the Parent Company’s common stock, par value $0.01 per share, at an initial purchase price of $4.50 per share, for aggregate gross proceeds of $100.0 million. On January 20, 2017, the Parent Company closed its previously announced December Private Placement for aggregate net proceeds of $96 million.  The Parent Company used the proceeds from the December Private Placement for the acquisition of Greenship Vessels by Ultraco.

Non Cash Investing and Financing Activities

The Parent Company issued equity instruments to the employees of the subsidiary companies increasing its investment in subsidiaries by approximately $8.7 million. For the year ended December 31, 2016, there was approximately $2 million of equity issued by the Parent Company granted to employees of the wholly-owned subsidiaries of the Parent Company, which increased the Parent Company’s investment in subsidiaries.

Note 17. Subsequent Events

Ultraco took delivery of an additional vessel acquired by New London Eagle LLC, a wholly owned subsidiary of Ultraco, in January 2018 and drew down $8.6 million under the Ultraco Debt Facility.

On January 4, 2018, the Company granted 948,500 restricted shares as a company wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on January 4, 2017 was $4.5 million. The shares will vest in equal installments over a three year term.