Form 10-Q
period 2018-03-31
Eagle Bulk Shipping Inc.
filed 2018-05-10
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer☐	Accelerated filer☒	Emerging growth company ☐
Non-Accelerated filer☐	Smaller reporting company☐
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
Number of shares of registrant’s common stock outstanding as of May 8, 2018: 73,006,009
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the "Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$57,897,634	$56,251,044
Accounts receivable	13,976,108	17,246,540
Prepaid expenses	3,663,037	3,010,766
Short-term investment	—	4,500,000
Inventories	13,622,341	14,113,079
Vessels held for sale	19,670,950	9,316,095
Other current assets	1,577,556	785,027
Total current assets	110,407,626	105,222,551
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $105,608,055 and $99,910,416, respectively	693,895,309	690,236,419
Advances for vessels purchase	—	2,201,773
Other fixed assets, net of accumulated amortization of $387,759 and $343,799, respectively	572,587	617,343
Restricted cash	74,917	74,917
Deferred drydock costs, net	9,654,102	9,749,751
Deferred financing costs - Super Senior Facility	285,342	190,000
Other assets	54,269	57,181
Total noncurrent assets	704,536,526	703,127,384
Total assets	$814,944,152	$808,349,935
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,015,305	$7,470,844
Accrued interest	5,912,503	1,790,315
Other accrued liabilities	5,984,737	11,810,366
Fair value of derivatives	152,560	73,170
Unearned charter hire revenue	6,231,209	5,678,673
Current portion of long-term debt	11,875,142	4,000,000
Total current liabilities	39,171,456	30,823,368
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	190,160,155	189,950,329
New First Lien Facility, net of debt discount and debt issuance costs	54,436,463	63,758,185
Ultraco Debt Facility, net of debt discount and debt issuance costs	65,001,075	59,975,162
Other liabilities	158,033	177,846
Fair value below contract value of time charters acquired	2,329,537	2,500,012
Total noncurrent liabilities	312,085,263	316,361,534
Total liabilities	351,256,719	347,184,902
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 70,515,018 and 70,394,307 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	705,151	703,944
Additional paid-in capital	890,881,460	887,625,902
Accumulated deficit	(427,899,178)	(427,164,813)
Total stockholders’ equity	463,687,433	461,165,033
Total liabilities and stockholders’ equity	$814,944,152	$808,349,935

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues, net	$79,370,609	$45,855,057

Voyage expenses	22,514,592	13,353,347
Vessel expenses	21,078,657	17,955,519
Charter hire expenses	10,268,064	3,873,332
Depreciation and amortization	9,276,415	7,492,808
General and administrative expenses	9,913,964	7,778,821
Gain on sale of vessel	—	(92,114)
Total operating expenses	73,051,692	50,361,713
Operating income/(loss)	6,318,917	(4,506,656)

Interest expense	6,261,069	6,445,031
Interest income	(95,276)	(189,798)
Other expense	100,379	306,559
Total other expense, net	6,266,172	6,561,792
Net income/(loss)	$52,745	$(11,068,448)

Weighted average shares outstanding:
Basic	70,452,814	65,637,692
Diluted	71,531,864	65,637,692

Per share amounts:
Basic income/(loss)	$0.00	$(0.17)
Diluted income/(loss)	$0.00	$(0.17)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(Loss)
for the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income/(loss)	$52,745	$(11,068,448)

Comprehensive income/(loss)	$52,745	$(11,068,448)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	70,394,307	$703,944	$887,625,902	$(427,164,813)	$461,165,033

Cumulative effect of accounting change (Note 2) *	—	—	—	(787,110)	(787,110)
Net income	—	—	—	52,745	52,745
Issuance of shares due to vesting of restricted shares	120,711	1,207	(1,207)	—	—
Cash used to settle net share equity awards	—	—	(254,146)	—	(254,146)
Stock-based compensation	—	—	3,510,911	—	3,510,911
Balance at March 31, 2018	70,515,018	$705,151	$890,881,460	$(427,899,178)	$463,687,433

* The opening retained earnings has been adjusted on January 1, 2018 in connection with adoption of Accounting Standards Update 2014-09 ("ASC 606"). Please refer to Note 2 "Recently Adopted Accounting Pronouncements" to the condensed consolidated financial statements.

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2017	48,106,827	$481,069	$783,369,698	$(383,368,128)	$400,482,639

Net loss	—	—	—	(11,068,448)	(11,068,448)
Issuance of shares for private placement	22,222,223	222,222	95,807,781	—	96,030,003
Stock-based compensation	—	—	2,170,700	—	2,170,700
Balance at March 31, 2017	70,329,050	$703,291	$881,348,179	$(394,436,576)	$487,614,894

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income/(loss)	$52,745	$(11,068,448)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	8,073,353	6,510,735
Amortization of deferred drydocking costs	1,203,062	982,073
Amortization of debt issuance costs	490,095	1,444,963
Amortization of fair value below contract value of time charter acquired	(170,475)	(205,078)
Payment-in-kind interest on debt	—	2,334,893
Net unrealized loss on fair value of derivative instruments	208,235	293,007
Stock-based compensation expense	3,510,911	2,170,700
Drydocking expenditures	(1,107,414)	(25,807)
Gain on sale of vessel	—	(92,114)
Changes in operating assets and liabilities:
Accounts receivable	3,270,432	(3,676,803)
Other current and non-current assets	(121,954)	(426,860)
Prepaid expenses	(652,271)	502,054
Inventories	490,738	2,148,742
Accounts payable	1,544,461	(249,235)
Accrued interest	4,122,188	(28,872)
Other accrued and other non-current liabilities	(5,009,784)	(3,738,154)
Unearned revenue	(1,031,082)	1,114,886
Net cash provided by/(used in) operating activities	14,873,240	(2,009,318)

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(19,841,535)	(17,297,323)
Advance paid for purchase of vessel	—	(10,320,000)
Proceeds from redemption of Short-term investment	4,500,000	—
Proceeds from sale of vessels	—	5,790,500
Purchase of other fixed assets	966	(47,008)
Net cash used in investing activities	(15,340,569)	(21,873,831)

Cash flows from financing activities:
Repayment of term loan under First Lien Facility	—	(2,895,250)
Repayment of revolver loan under New First Lien Facility	(5,000,000)	—
Proceeds from Ultraco Debt Facility	8,600,000	—
Proceeds from the common stock private placement, net of issuance costs	—	96,030,003
Cash used to settle net share equity awards	(254,146)	—
Other financing costs	(1,231,935)	—
Net cash provided by financing activities	2,113,919	93,134,753

Net increase in cash and cash equivalents and restricted cash	1,646,590	69,251,604
Cash and cash equivalents and restricted cash at beginning of period	56,325,961	76,591,027
Cash and cash equivalents and restricted cash at end of period	$57,972,551	$145,842,631

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$1,648,787	$2,694,046

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation and General Information
The accompanying condensed consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or similar terms). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, charter and operation of dry bulk vessels. The Company’s fleet is comprised of Supramax and Ultramax dry bulk carriers which are considered to be Handymax class of vessels and the Company operates its business in one business segment.
As of March 31, 2018, the Company owned and operated a modern fleet of 48 oceangoing vessels, 36 Supramax and 12 Ultramax vessels with a combined carrying capacity of 2,746,891 deadweight tonnage ("dwt") and an average age of approximately 8.3 years. Additionally, the Company charters-in a 61,400 dwt, 2013 built Ultramax vessel for a period of approximately three years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
For the three-months ended March 31, 2018 and 2017, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC which apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on March 12, 2018.
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
We adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09" or "ASC 606") as of January 1, 2018 utilizing the modified retrospective method of transition. ASC 606 impacted the timing of recognition of revenues from certain ongoing spot voyage charters as well as timing of recognition of certain voyage related expenses. Under ASC 606, revenue is recognized beginning from the commencement of loading until the completion of discharge at the discharge port instead of recognizing revenue from the discharge of the previous voyage provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured.
With the adoption of ASC 606, we recognize as an asset any costs incurred prior to commencement of loading because these costs are incurred to fulfill a contract and are directly relate to a contract or an anticipated contract that we can specifically identify. These costs are amortized over the term of the contract on a straight-line basis as the performance obligations are met.
We recorded an adjustment of approximately of $0.8 million to increase our opening accumulated deficit, increase our unearned revenue and other current assets on our Condensed Consolidated Balance Sheet on January 1, 2018. Please refer to Note 2 "Recently Adopted Accounting Pronouncements" for further information.
We adopted the ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash" ("ASU 2016-18"), which requires that the statement of cash flows explain the change in the total of cash and cash equivalents and restricted cash. ASU 2016-18 was adopted retrospectively for the periods ended March 31, 2018 and 2017, and $74,917 of restricted cash has been aggregated with cash and cash equivalents in both the beginning-of-period and end-of-period line items at the bottom of the condensed consolidated statements of cash flows for each of the periods presented.
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the value of stock-based compensation and the fair value of derivatives. Actual results could differ from those estimates.

Note 2. Recently Adopted Accounting Pronouncements
Revenue Recognition
Our shipping revenues are principally generated from time charters and voyage charters. In a time charter voyage, the vessel is hired by the charterer for a specified period of time in exchange for consideration which is based on a daily hire rate. The charterer has the full discretion over the ports visited, shipping routes and vessel speed. The contract/charter party generally provides typical warranties regarding the speed and performance of the vessel. The charter party generally has some owner protective restrictions such that the vessel is sent only to safe ports by the charterer and carry only lawful or non hazardous cargo. In a time charter contract, the Company is responsible for all the costs incurred for running the vessel such as crew costs, vessel insurance, repairs and maintenance and lubes. The charterer bears the voyage related costs such as bunker expenses, port charges, canal tools during the hire period. The performance obligations in a time charter contract are satisfied over term of the contract beginning when the vessel is delivered to the charterer until it is redelivered back to the Company. The charterer generally pays the charter hire in advance of the upcoming contract period. The time charter contracts are considered operating leases and therefore do not fall under the scope of ASC 606 because (i) the vessel is an identifiable asset (ii) the Company does not have substantive substitution rights and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives the economic benefits from such use.
Voyage charters
In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is responsible for any short loading of cargo or "dead" freight. The voyage contract generally has standard payment terms of 90% freight paid within three days after completion of loading. The voyage charter party generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime which is despatch resulting in a reduction in revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The Company determined that its voyage charter contracts consist of a single performance obligation of transporting the cargo within a specified time period. Therefore, the performance obligation is met evenly as the voyage progresses. and the revenue is recognized on a straight line basis over the voyage days from the commencement of the loading of cargo to completion of discharge.
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because (i) the Company as the ship owner retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three months ended March 31, 2018 is not material.
The following table shows the revenues earned from time charters and voyage charters for the three months ended March 31, 2018:

Three Months Ended March 31, 2018

Time charters	$29,323,219
Voyage charters	50,047,390
$79,370,609

Contract costs
In a voyage contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied
In May 2014, the FASB issued ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. Under ASC 606, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations of the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfied a performance obligation. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized.
We adopted the provisions of ASC 606 on January 1, 2018 using the modified retrospective approach. As such, the comparative information has not been restated and continues to be reported under the accounting standards in effect for periods prior to January 1, 2018. Under the modified retrospective approach, the Company recognized the cumulative effect of adopting this standard as an adjustment amounting to $0.8 million to increase the opening balance of Accumulated Deficit as of January 1, 2018. The Company recognized $0.8 million of deferred costs which represents the costs such as bunker expenses and charter hire expenses on chartered-in vessels, incurred prior to commencement of loading are recorded in other current assets and $1.6 million of unearned charter hire revenue which represents the Company's obligation to satisfy performance obligations under the contract for which the Company has received consideration from the customer.
The adoption of the ASC 606 impacted the timing of recognition of revenue for certain ongoing spot voyage charter contracts, related voyage expenses and charter hire expenses. Under ASU 2014-09, revenue is recognized from when the vessel commences loading through the completion of discharge at the discharge port instead of recognizing revenue from the discharge of the previous voyage provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Any expenses incurred during the ballast portion of the voyage (time spent by the vessel traveling from discharge port of the previous voyage to the load port of the subsequent voyage) such as bunker expenses, canal tolls and charter hire expenses for chartered-in vessels are deferred and are recognized on a straight-line basis over the charter period as the Company satisfies the performance obligations under the contract.
Further, the adoption of ASC 606 impacted the accounts receivable and unearned revenue on our Condensed Consolidated Balance Sheet as of March 31, 2018. Under ASC 606, receivables represent an entity's unconditional right to consideration, billed or unbilled. The Company determined that the performance obligations on its spot voyage charters do not begin to be satisfied unless the vessel arrives at the load port and commences loading the cargo. This impacted the amount of accounts receivable and unearned revenue recorded in our Condensed Consolidated Balance Sheet.
The following table presents the impact of the adoption of ASC 606 on our Condensed Consolidated Balance Sheet at March 31, 2018:

	As of March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts Receivable	$13,976,108	$14,531,212	$(555,104)
Other current assets	1,577,556	1,055,071	522,485
Liabilities
Unearned charter hire revenue	6,231,209	6,950,116	718,907
Other Accrued liabilities	5,984,737	5,961,064	(23,673)

The following table presents the impact of the adoption of ASC 606 on our Consolidated Statement of Operations:

	For the three months ended March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Revenue,net	$79,370,609	$78,533,776	$836,833

Voyage expenses	22,514,592	22,268,705	(245,887)
Charter hire expenses	10,268,064	10,032,395	(235,669)

Net income/(loss)	52,745	(302,532)	355,277

Basic income/(loss) per share	$0.00	$0.00	$0.01
Diluted income/(loss) per share	$0.00	$0.00	$0.00
The cumulative effect of changes made to our opening Consolidated Balance Sheet on January 1, 2018 for the adoption of ASC 606:

	December 31, 2017	Effect of Adoption of ASC 606	January 1, 2018
Assets
Other current assets (1)	$785,027	$796,508	$1,581,535
Liabilities
Unearned charter hire revenue (2)	5,678,673	1,583,618	7,262,291
Stockholders' equity
Accumulated deficit	(427,164,813)	(787,110)	(427,951,923)
(1) Under ASC 606, the contract fulfillment costs are deferred as a current asset and amortized as the related performance obligations are satisfied. The Other current assets consists of bunker expenses of $0.6 million incurred to arrive at the load port for the voyages in progress as of January 1, 2018 and $0.2 million of charter hire expenses on third party chartered-in vessels which were chartered-in to fulfill the performance obligations under the voyage contract.

(2) Under ASC 606, unearned charter hire revenue represents the consideration received for undelivered performance obligations. The Company recorded $1.5 million as the unearned revenue on voyage in progress as of January 1, 2018. The Company recognized this revenue in the first quarter of 2018 as the performance obligations are met.

The adoption of ASC 606 had no impact on net cash provided by operating activities, investing activities and financing activities for the three months ended March 31, 2018.

In November 2016, the FASB issued ASU 2016-18. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts described as restricted cash and restricted cash equivalents. Therefore, the restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this accounting standard retrospectively for the periods ended March 31, 2018 and 2017, and $74,917 of restricted cash has been aggregated with cash and cash equivalents in both the beginning-of-period and end-of-period line items at the bottom of the statements of cash flows for each period presented.

Note 3. Vessels
Vessel and Vessel Improvements
As of March 31, 2018, the Company’s owned operating fleet consisted of 48 dry bulk vessels.
On December 19, 2017, the Company, through its subsidiary Eagle Bulk Ultraco LLC, signed a memorandum of agreement to acquire a 2015 built Ultramax vessel for $21.3 million. The Company took delivery of the vessel, the New London Eagle on January 9, 2018.
On August 30, 2017, the Company signed a memorandum of agreement to sell the vessel Avocet for $9.6 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in the second quarter of 2018. The Company expects to recognize a gain of $0.3 million. As of March 31, 2018, the Company reported the carrying amount of the vessel as a current asset in its condensed consolidated balance sheet.
On March 23, 2018, the Company signed a memorandum of agreement to sell the vessel Thrush for $10.9 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the third quarter of 2018. The Company expects to recognize a gain of $0.4 million. As of March 31, 2018, the Company reported the carrying amount of the vessel as a current asset in its condensed consolidated balance sheet.
Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2017	$690,236,419
Advance paid for purchase of New London Eagle at December 31, 2017	2,201,773
Purchase of Vessels and Vessel Improvements	19,841,535
Transfer to Vessels held for sale	(10,354,855)
Vessel depreciation expense	(8,029,563)
Vessels and Vessel Improvements, at March 31, 2018	$693,895,309
Note 4. Debt

	March 31, 2018	December 31, 2017
Norwegian Bond Debt	$200,000,000	$200,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(5,839,845)	(6,049,670)
Less:Current portion of Norwegian Bond Debt	(4,000,000)	(4,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	190,160,155	189,950,330
New First Lien Facility *	60,000,000	65,000,000
Debt discount and debt issuance costs - New First Lien Facility	(1,263,537)	(1,241,815)
Less:Current portion of New First Lien Facility	(4,300,000)	—
New First Lien Facility, net of debt issuance costs and debt discount	54,436,463	63,758,185
Ultraco Debt Facility	69,800,000	61,200,000
Debt discount and debt issuance costs - Ultraco Debt Facility	(1,223,783)	(1,224,838)
Less:Current portion of Ultraco Debt Facility	(3,575,142)	—
Ultraco Debt Facility, net of debt issuance costs and debt discount	65,001,075	59,975,162
Total long-term debt	$309,597,693	$313,683,677
* Includes loan balances on term loan and revolver loan facility under the New First Lien Facility as of December 31, 2017. The revolver loan of $5.0 million under the New First Lien Facility was repaid in the first quarter of 2018.

Norwegian Bond Debt

On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200,000,000 in aggregate principal amount of 8.250% Senior Secured Bonds ( the "Bonds" or the "Norwegian Bond Debt"), pursuant to those certain bond terms (the "Bond Terms"), dated as of November 22, 2017, by and between the Issuer and Nordic Trustee AS, as the Bond Trustee. After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds are approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding including accrued interest under various debt facilities outstanding at that time, and to pay expenses associated with the refinancing transactions. Shipco incurred $1.2 million in other financing costs in connection with the transaction.

The Norwegian Bond Debt is guaranteed by the limited liability companies that are subsidiaries of the Issuer and the legal and beneficial owners of 28 security vessels (the "Shipco Vessels") in the Company’s fleet, and will be secured by mortgages over such security vessels, a pledge granted by the Company over all of the shares of the Issuer, a pledge granted by the Issuer over all the shares in the Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and the Issuer or its subsidiaries.

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

The Bond Terms contain certain financial covenants that the Issuer’s leverage ratio defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels must not exceed 75% and its and its subsidiaries’ free liquidity must at all times be at least $12,500,000. Shipco is in compliance with its financial covenants as of March 31, 2018.

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

New First Lien Facility

On December 8, 2017, Eagle Shipping LLC, a wholly-owned subsidiary of the Company ("Eagle Shipping") entered into the New First Lien Facility, which provides for (i) a term loan facility in an aggregate principal amount of up to $60,000,000 (the “Term Loan”) and (ii) a revolving credit facility in an aggregate principal amount of up to $5,000,000 (the “Revolving Loan”). Outstanding borrowings under the New First Lien Facility bear interest at LIBOR plus 3.50% per annum. Eagle Shipping paid $975,000 to the lenders and incurred $371,888 of other financing costs in connection with the transaction.

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

The New First Lien Facility contains financial covenants requiring Eagle Shipping to maintain minimum liquidity of $500,000 in respect of each Eagle Shipping Vessel and to maintain a consolidated interest coverage ratio beginning for the fiscal quarter ending on June 30, 2019, of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00. In addition, the New First Lien Facility also imposes operating restrictions on Eagle Shipping and the Guarantors, including limiting Eagle Shipping’s and the Guarantors’ ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur. Eagle Shipping is in compliance with its financial covenants as of Mach 31, 2018.

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

During the first quarter of 2018, Eagle Shipping repaid $5.0 million of the Revolving Loan.

As of March 31, 2018, the availability under the Revolving Loan is $5.0 million.

Super Senior Facility

On December 8, 2017, Shipco entered into Super Senior Revolving Facility Agreement (the "Super Senior Facility"), by and among Shipco as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent, which provides for a revolving credit facility in an aggregate amount of up to $15,000,000. The proceeds of the Super Senior Facility, which are currently undrawn, are expected, pursuant to the terms of the Super Senior Facility, to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries. The Super Senior Facility matures on August 28, 2022. Shipco incurred $285,342 as other financing costs in connection with the transaction.

As of March 31, 2018, the availability under the Super Senior Facility is $15,000,000.

The outstanding borrowings under the Super Senior Facility will bear interest at LIBOR plus 2.00% per annum and commitment fees of 40% of the applicable margin on the undrawn portion of the facility. For each loan that is requested under the Super Senior Facility, Shipco must repay such loan along with accrued interest on the last day of each interest period relating to the loan. Interest periods are for three months, six months or any other period agreed between Shipco and the Super Senior Facility Agent. Additionally, subject to the other terms of the Super Senior Facility, amounts repaid on the last day of each interest period may be re-borrowed.

Shipco’s obligations under the Super Senior Facility are guaranteed by the limited liability companies that are subsidiaries of Shipco and the legal and beneficial owners of 28 vessels in the Company’s fleet (the “Eagle Shipco Vessel Owners”), and will be secured by mortgages over such vessels, a pledge granted by the Company over all of the shares of Shipco, a pledge granted by Shipco over all the shares in the Eagle Shipco Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and Shipco or its subsidiaries. The Super Senior Facility ranks super senior to the Bonds with respect to any proceeds from any enforcement action relating to security or guarantees for both the Super Senior Facility and the Bonds.

The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit Shipco’s and its subsidiaries’ ability to do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its and its subsidiaries’ free liquidity must at all times be at least $12,500,000. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100,000,000 is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants as of March 31, 2018.

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

Ultraco Debt Facility

On June 28, 2017, Eagle Bulk Ultraco LLC, a wholly-owned subsidiary of the Company ("Ultraco"), entered into a credit agreement (the “Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”), the lenders thereunder (the “Ultraco Lenders”), the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Ultraco Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner. The Ultraco Debt Facility provides for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of the nine Ultramax vessels ("Greenship Vessels") to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility were used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of the Greenship Vessels. The outstanding borrowings under the Ultraco Debt Facility bear interest at LIBOR plus 2.95% per annum. The Ultraco Debt Facility also provides for the payment of certain other fees and expenses by Ultraco. Ultraco incurred $918,000 to the lenders and $459,735 as deferred financing costs in connection with the transaction.

On December 29, 2017, Ultraco entered into a First Amendment (the “First Amendment”) to the Ultraco Debt Facility to increase the commitments for the purpose of financing the acquisition of an additional vessel by New London Eagle LLC, a wholly owned subsidiary of Ultraco and additional guarantor under the Ultraco Debt Facility. The increase in the commitments was

$8,600,000. Ultraco took delivery of the vessel in January 2018 and drew down $8.6 million. The Company paid $0.1 million as financing costs to the lender in connection with the transaction. The Company paid a deposit of $2.2 million for the purchase of the vessel as of December 31, 2017.

As of March 31, 2018, Ultraco has drawn $69.8 million of the credit facility relating to the acquisition of the 10 Ultramax vessels.

The Ultraco Debt Facility matures on the earlier of (i) five years after the delivery of the last remaining Greenship Vessel to occur and (ii) October 31, 2022. There are no fixed repayments until January 2019 (the "First Repayment Date"). Ultraco is required to make quarterly repayments of principal in an amount of $1,787,571 beginning in the first quarter of 2019 with a final balloon payment to be made at maturity. The Ultraco Debt Facility allows for increased commitments, subject to the satisfaction of certain conditions and the obtaining of certain approvals, in an aggregate principal amount as of March 31, 2018, of up to the lesser of (i) $30,200,000 and (ii) 40% of the aggregate fair market value of any additional vessels to be financed with such incremental commitment.

Ultraco’s obligations under the Ultraco Debt Facility are secured by, among other items, a first priority mortgage on each of the ten Ultramax vessels ("Ultraco Vessels") and such other vessels that it may from time to time include with the approval of the Ultraco Lenders, an assignment of earnings of the Ultraco Vessels, an assignment of all charters with terms that may exceed 12 months, an assignment of insurances, an assignment of certain master agreements, and a pledge of the membership interests of each of Ultraco’s vessel-owning subsidiaries. In the future, Ultraco may grant additional security to the Ultraco Lenders from time to time.

 The Ultraco Debt Facility contains financial covenants requiring Ultraco, among other things: (1) to ensure that the aggregate market value of the Ultraco Vessels (plus the value of certain additional collateral) is at all times not less than 150% of the aggregate principal amount of debt outstanding (subject to certain adjustments); (2) to maintain cash or cash equivalents not less than (a) a liquidity reserve of $600,000 in respect of each Ultraco Vessel and (b) a debt service reserve of $600,000 in respect of each Ultraco Vessel, a portion of which may be utilized to satisfy the obligations under the Ultraco Debt Facility upon satisfaction of certain conditions; however, taking into account the requirements of 2(a) and 2(b), the cash or cash equivalents cannot be less than the greater of (i) $7.5 million or (ii) 12% of the consolidated total debt of Ultraco and its subsidiaries; (3) to maintain at all times a ratio of consolidated tangible net worth to consolidated total assets of not less than 0.35 to 1.00; (4) to maintain a consolidated interest coverage ratio beginning after the second anniversary of June 28, 2017, of not less than a range varying from 2.00 to 1.00 to 2.50 to 1.00; and (5) to maintain a ballast water treatment systems reserve of $4,550,000, which may be released upon the satisfaction of certain conditions. In addition, the Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Ultraco Guarantors, including limiting Ultraco’s and the Ultraco Guarantors’ ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur.

As a result of the receipt of extensions from the United States Coast Guard (the "USCG") regarding compliance with a USCG approved ballast water treatment systems ("BWMS"), the funds held in the ballast water treatment system reserve account were released for Ultraco's use in the third quarter of 2017.

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

Interest Rates

For the three-months ended March 31, 2018, interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 8.87%.

For the three-months ended March 31, 2018, interest rates on the New First Lien Facility ranged from 4.91% to 5.55% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.44%.

For the three-months ended March 31, 2018, interest rates on the Ultraco Debt Facility was 4.64% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 5.29%.
For the three-months ended March 31, 2017, interest rates on our outstanding debt under the First Lien Facility ranged from 4.77% to 4.99%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 5.31%. The interest rate on payment-in-kind interest on our Second Lien Facility was 15% including a margin over LIBOR. The weighted average effective interest rate on our Second Lien Facility including the amortization of debt discount for this period was 17.05%.

Interest Expense consisted of:

	Three Months Ended
	March 31, 2018	March 31, 2017
First Lien Facility	$—	$2,665,175
Norwegian Bond Debt	4,125,000	—
New First Lien Facility	816,967	—
Amortization of Debt issuance costs	490,095	1,444,963
Payment in kind interest on Second Lien Facility	—	2,334,893
Ultraco Debt Facility	799,674	—
Super Senior Facility - commitment fees	29,333	—
Total Interest Expense	$6,261,069	$6,445,031
Interest paid amounted to $1,648,787 and $2,694,046 for the three months ended March 31, 2018 and 2017, respectively.

First Lien Facility

On March 30, 2016, Eagle Shipping as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Company’s senior secured credit facility (the “Exit Financing Facility”), as guarantors, entered into the “First Lien Facility (defined below) with the lenders thereunder and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The First Lien Facility amended and restated the Exit Financing Facility in its entirety, provided for Eagle Shipping to be the borrower in the place of the Company, and further provided for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure (as defined in “Note 6. Commitments and Contingencies - Legal Proceedings” to the condensed consolidated financial statements). The First Lien Facility provided for a term loan in the amount of $201,468,750 after giving effect to the entry into the First Lien Facility and the Second Lien Facility as well as a $50,000,000 revolving credit facility (the "First Lien Facility"). The outstanding borrowings under the First Lien Facility bore interest at LIBOR plus 4.0% per annum.

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
 Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Exit Financing Facility, as guarantors, entered into a Second Lien Facility with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Facility provided for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and scheduled to mature on January 14, 2020. The term loan under the Second Lien Facility bore interest at a rate of LIBOR plus 14.00% per annum with a 1.0% LIBOR floor paid in kind quarterly in arrears. The payment-in-kind interest represents a non-cash operating and financing activity on the consolidated statements of cash flows for the three-month period ended March 31, 2017.

On December 8, 2017, in connection with the refinancing defined above, Eagle Shipping repaid the outstanding debt and accumulated payment-in-kind interest aggregating $77.4 million, and discharged the debt under the Second Lien Facility in full.

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations, excluding the impact of any future vessel sales, for the next five years.

	Norwegian Bond Debt	New First Lien Facility	Ultraco Debt Facility	Total
Nine months ended December 31, 2018	$4,000,000	$—	$—	$4,000,000
2019	8,000,000	10,750,000	8,937,855	27,687,855
2020	8,000,000	8,600,000	7,150,285	23,750,285
2021	8,000,000	8,600,000	7,150,285	23,750,285
2022	172,000,000	32,050,000	46,561,575	250,611,575
	$200,000,000	$60,000,000	$69,800,000	$329,800,000

Note 5. Derivative Instruments and Fair Value Measurements
Forward freight agreements and bunker swaps
The Company trades in forward freight agreements (“FFAs”) and bunker swaps, with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains and losses are recognized as a component of other expense in the Condensed Consolidated Statement of Operations and Other current assets and Fair value of derivatives in the Consolidated Balance Sheets. Derivatives are considered to be Level 2 instruments in the fair value hierarchy.

The effect of non-designated derivative instruments on the condensed consolidated statements of operations is as follows:

		Amount of (gain)/loss
Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	For the Three Months Ended
		March 31, 2018	March 31, 2017
FFAs	Other expense	$54,934	$306,559
Bunker Swaps	Other expense	45,445	—
Total		$100,379	$306,559

Derivatives not designated as hedging instruments	Balance Sheet location	Fair Value of Derivatives
		March 31, 2018	December 31, 2017
FFAs	Fair value of derivatives	$141,000	$73,170
Bunker Swaps	Fair value of derivatives	11,560	—
Bunker Swaps	Other current assets	—	128,845
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of March 31, 2018 and December 31, 2017, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $254,618 and $178,836, respectively, which is recorded within other current assets in the condensed consolidated balance sheets.
Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the condensed consolidated balance sheets for interest-bearing deposits approximate their fair value due to their short-term nature thereof.
Debt—the carrying amounts of borrowings under the Norwegian Bond Debt, the New First Lien Facility and the Ultraco Debt Facility (prior to application of the discount and debt issuance costs) including the Revolving Loan approximate their fair value, due to the variable interest rate nature thereof.
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
Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our short-term investments and debt balances under the Norwegian Bond Debt, the New First Lien Facility and the Ultraco Debt Facility.
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

		Fair Value
	Carrying Value	Level 1	Level 2
March 31, 2018
Assets
Cash and cash equivalents (1)	$57,972,551	$57,972,551	$—
Liabilities
Norwegian Bond Debt *	194,160,155	—	203,334,000
New First Lien Facility **	58,736,463	—	60,000,000
Ultraco Debt Facility **	68,576,217	—	69,800,000
* The fair value of the Bonds is based on the last trade on March 1, 2018 on Bloomberg.com.
** The fair value of the New First Lien Facility and the Ultraco Debt Facility is based on the required repayment to the lenders if the debt was discharged in full on March 31, 2018.

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2017
Assets
Cash and cash equivalents (1)	$56,325,961	$56,325,961	$—
Short-term investment	4,500,000		4,500,000
Liabilities
Norwegian Bond Debt (2)	193,950,329	—	200,990,000
New First Lien Facility	63,758,185	—	65,000,000
Ultraco Debt Facility	59,975,162	—	61,200,000
(1) Includes non-current restricted cash aggregating $74,917 at March 31, 2018 and December 31, 2017.
(2) The fair value of the Bonds is based on the last trade on December 21, 2017.

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
On July 28, 2011, the Company entered into an agreement to charter in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for an additional one year. The hire rate for the first to seventh year is $13,500 per day and $13,750 per day for the eighth year option. On May 10, 2017, the Company signed an agreement to cancel this existing time charter contract. The Company agreed to pay a lump sum termination fee of $1.5 million relating to the cancellation. At the same time, the Company entered into an agreement with the same lessor, effective April 28, 2017 to charter in a 61,400 dwt, 2013 built Japanese vessel for approximately three years (having the same redelivery dates as the aforementioned cancelled charter) with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year.
On May 4, 2018, the Company entered into an agreement to charter-in a 61,425 dwt 2013 built Ultramax vessel for three years with an option for an additional two years. The hire rate for the first three years is $12,700 per day and $13,750 per day for the 1st year option and $14,750 per day for the second year option. The Company expects to take delivery of the vessel in the third quarter of 2018.

Note 7. Income/(loss) Per Common Share
The computation of basic net income/(loss) per share is based on the weighted average number of common shares outstanding for the three months ended March 31, 2018 and 2017. Diluted net income/(loss) per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share for the three months ended March 31, 2018 does not include 2,140 stock awards, 1,402,960 stock options and 152,266 warrants, as their effect was anti-dilutive. Diluted net loss per share for the three months ended March 31, 2017 does not include 1,843,211 stock awards, 2,279,908 stock options and 152,266 warrants, as their effect was anti-dilutive.

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income/(loss)	$52,745	$(11,068,448)
Weighted Average Shares - Basic	70,452,814	65,637,692
Dilutive effect of stock options and restricted stock units	1,079,050	—
Weighted Average Shares - Diluted	71,531,864	65,637,692
Basic income/(loss) per share	$0.00	$(0.17)
Diluted income/(loss) per share	$0.00	$(0.17)

Note 8. Stock Incentive Plans
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
On January 4, 2018, the Company granted 948,500 restricted shares as a company wide grant to all employees. The fair value of the grant based on the closing share price on January 4, 2018 was $4.5 million. The shares will vest in equal installments over a three year term. Amortization of this charge utilizing the graded method of vesting, which is included in General and administrative expenses, for the three months months ended March 31, 2018, was $0.6 million. Additionally, the Company granted 30,000 common shares to its board of directors. The fair value of the grant based on the closing share price on January 10, 2018 was $0.1 million. The shares vested immediately.

As of March 31, 2018 and December 31, 2017, stock awards covering a total of 2,520,493 and 1,716,928 of the Company’s common shares, respectively, are outstanding under the 2014 Plan and 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.
As of March 31, 2018 and December 31, 2017, options covering 2,301,046 and 2,301,046 of the Company’s common shares, respectively, are outstanding with exercise prices ranging from $4.28 to $505.00 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within seven years from the effective date.
Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Stock awards /Stock Option Plans	$3,510,911	$2,170,700
The future compensation to be recognized for all the grants issued for the nine month period ending December 31, 2018, and the years ending December 31, 2019 and 2020 will be $5,765,855, $2,828,990 and $650,357, respectively.
Note 9. Subsequent Events

On May 4, 2018, the Company entered into an agreement to charter-in a 61,425 dwt 2013 built Ultramax vessel for three years with an option for an additional two years. The hire rate for the first three years is $12,700 per day and $13,750 per day for the 1st year option and $14,750 per day for the second year option. The Company expects to take delivery of the vessel in the third quarter of 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the Company’s financial condition and results of operations for the three month ended March 31, 2018 and 2017. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2017, which were included in our Form 10-K, filed with the SEC on March 12, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax dry bulk vessels in the world. Supramax dry bulk are vessels which are constructed with on-board cranes, ranging in size from approximately 50,000 to 59,000 dwt and Ultramax dry bulk vessels range in size from 60,000 to 65,000 dwt. They are considered a sub-category of the Handymax segment typically defined as 40,000 to 65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of March 31, 2018, we owned and operated a modern fleet of 48 Supramax/Ultramax dry bulk vessels. We chartered-in a 61,400 dwt, 2013 built Japanese vessel for approximately three years with options for two additional years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/Ultramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class vessels make them attractive to cargo interests and vessel charterers. The Company’s owned operating fleet consisted of 48 dry bulk vessels, with an aggregate carrying capacity of 2,746,891 dwt with an average age of approximately 8.3 years as of March 31, 2018.
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We own each of our vessels through a separate wholly-owned Marshall Islands limited liability company.
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

We believe that this structure provides significant visibility to our future financial results and allows us to take advantage of the relatively stable cash flows and high utilization rates that are associated with medium-term time charters, while at the same time providing us with the revenue upside potential from the short-term time charters or voyage charters. We regularly monitor the dry bulk shipping market and based on market conditions we may consider taking advantage of long-term charter rates.
We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of March 31, 2018:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Avocet	2010	53,462	N/A	N/A	(1)

Bittern	2009	57,809	May 2018	Voyage

Canary	2009	57,809	May 2018	Voyage

Cardinal	2004	55,362	Apr 2018	$14,000

Condor	2001	50,296	Apr 2018	Voyage

Crane	2010	57,809	Apr 2018	$14,000

Crested Eagle	2009	55,989	May 2018	Voyage

Crowned Eagle	2008	55,940	Apr 2018	$13,000

Egret Bulker	2010	57,809	May 2018	$12,500

Fairfield Eagle	2013	63,301	May 2018	$11,500

Gannet Bulker	2010	57,809	May 2018	$12,600

Greenwich Eagle	2013	63,301	Apr 2018	$11,030

Golden Eagle	2010	55,989	Apr 2018	$24,250

Goldeneye	2002	52,421	Apr 2018	Voyage

Grebe Bulker	2010	57,809	Jun 2018	$10,250

Groton Eagle	2013	63,200	Nov 2018	$10,250

Hawk I	2001	50,296	Apr 2018	Voyage

Ibis Bulker	2010	57,775	Apr 2018	$14,500

Imperial Eagle	2010	55,989	Apr 2018	Voyage

Jaeger	2004	52,248	May 2018	$1,797	(2)

Jay	2010	57,802	Apr 2018	$9,000

Kestrel I	2004	50,326	Dec 2018	$10,250

Kingfisher	2010	57,776	Apr 2018	Voyage

Madison Eagle	2013	63,303	May 2018	$13,000

Martin	2010	57,809	Apr 2018	Voyage

Merlin	2001	50,296	Apr 2018	$12,000

Mystic Eagle	2013	63,301	Apr 2018	Voyage

New London Eagle	2015	63,140	Apr 2018	$13,500

Nighthawk	2011	57,809	Apr 2018	$10,000

Oriole	2011	57,809	Apr 2018	Voyage

Osprey I	2002	50,206	Apr 2018	$10,500

Owl	2011	57,809	May 2018	$6,500	(3)

Petrel Bulker	2011	57,809	Sep 2018	$14,000

Puffin Bulker	2011	57,809	Apr 2018	$18,250

Roadrunner Bulker	2011	57,809	Apr 2018	$20,750

Rowayton Eagle	2013	63,301	May 2018	$2,302	(4)

Sandpiper Bulker	2011	57,809	May 2018	Voyage

Singapore Eagle	2017	61,530	Apr 2018	Voyage

Shrike	2003	53,343	Apr 2018	$22,000

Skua	2003	53,350	May 2018	$5,300	(5)

Southport Eagle	2013	63,301	May 2018	Voyage

Stamford Eagle	2016	61,530	May 2018	$28,000

Stellar Eagle	2009	55,989	Apr 2018	$12,250

Stonington Eagle	2012	63,301	Oct 2019	$11,650

Tern	2003	50,200	Apr 2018	$16,000

Thrasher	2010	53,360	May 2018	$8,750

Thrush	2011	53,297	Jun 2018	$2,055	(6)

Westport Eagle	2015	63,344	May 2018	$13,750

(1)
On August 30, 2017, the Company signed a memorandum of agreement to sell the vessel Avocet for $9.6 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in April 2018.

(2)	The vessel is contracted to continue the existing time charter at an increased charter rate of $10,000 after May 24, 2018.

(3)	The vessel is contracted to continue the existing time charter at an increased charter rate of $12,500 after May 16 , 2018.

(4)	The vessel is contracted to continue the existing time charter at an increased charter rate of $11,200 after April 25, 2018.

(5)	The vessel is contracted to continue the existing time charter at an increased charter rate of $11,800 after May 4, 2018.

(6)
The vessel is contracted to continue the existing time charter at an increased charter rate of $11,000 after May 30, 2018 and $13,500 after June 5, 2018. On March 23, 2018, the Company signed a memorandum of agreement to sell the vessel Thrush for $10.9 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the third quarter of 2018.

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
Commercial and Strategic Management
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We have offices in Singapore and Hamburg, Germany, through which we provide round the clock management services to our owned and chartered-in fleet. We currently have eighty-four shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:

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
Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018 except for the new accounting pronouncements adopted as of January 1, 2018. Please refer to Note 2 "Recently Adopted Accounting Pronouncements" to the condensed consolidated financial statements for further discussion.
Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the value of stock-based compensation and the fair value of derivatives. Actual results could differ from those estimates.
Results of Operations for the three months ended March 31, 2018 and 2017:
Fleet Data
We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended
	March 31, 2018	March 31, 2017
Ownership Days	4,312	3,686
Chartered in Days	944	514
Available Days	5,162	4,134
Operating Days	5,113	4,105
Fleet Utilization (%)	99.1%	99.3%
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

•
Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three months ended March 31, 2018, the Company drydocked two vessels. During the three months ended March 31, 2017, no vessels were drydocked.

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

The following table represents Net charter hire income for the three months ended March 31, 2018 and 2017.

	For the three months ended
	March 31, 2018	March 31, 2017
Revenues, net	$79,370,609	$45,855,057
Voyage expenses	22,514,592	13,353,347
Charter hire expenses	10,268,064	3,873,332
Net charter hire revenue	$46,587,953	$28,628,378

% Net charter hire from
Time charters	51%	58%
Voyage charters	49%	39%
Commercial pool	—%	3%

Revenues
Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
Net time and voyage charter revenues in the quarter ended March 31, 2018 were $79,370,609 compared with $45,855,057 recorded in the comparable quarter in 2017. The increase in revenue was primarily attributable to the improving dry bulk market resulting in higher charter rates and greater number of freight voyages performed as well as an increase in available days due to an increase in owned fleet and chartered in vessels.

Voyage Expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three-month period ended March 31, 2018 were $22,514,592, compared to $13,353,347 in the comparable quarter in 2017. The increase was mainly attributable to an increase in the number of voyage charters performed in the current quarter compared to the comparable quarter in the prior year as reflected in the table above as well as increased bunker prices year over year.
Vessel Expenses
Vessel expenses for the three-month period ended March 31, 2018 were $21,078,657 compared to $17,955,519 in the comparable quarter in 2017. The increase in vessel expenses is attributable to the increase in the owned fleet after the acquisition of 11 Ultramax vessels during 2017 and first quarter of 2018 which was partially offset by vessel sales in 2017. The Company sold the vessel Redwing in the first quarter of 2017, the Sparrow in the second quarter of 2017, the Woodstar in the third quarter of 2017 and the Wren in the fourth quarter of 2017. The ownership days for the three-month periods ended March 31, 2018 and March 31, 2017 were 4,312 and 3,686, respectively.
We believe daily vessel operating expenses are a good measure for comparative purposes in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.
Average daily vessel operating expenses for our fleet for the three months ended March 31, 2018 and March 31, 2017 were $4,888 and $4,871, respectively.

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

Charter hire expenses
The charter hire expenses for the three months ended March 31, 2018 were $10,268,064 compared to $3,873,332 in the comparable quarter in 2017. The increase in charter hire expense was principally due to an increase in the number of chartered in vessels as we expand on our owner-operator platform as well as an increase in the average charter hire expense per day. The total chartered-in days for the three months period ended March 31, 2018 were 944 compared to 514 for the comparable quarter in the prior year.
Depreciation and Amortization
For the three months ended March 31, 2018 and 2017, total depreciation and amortization expense was $9,276,415 and $7,492,808, respectively. Total depreciation and amortization expense for the three months ended March 31, 2018 includes $8,073,353 of vessel and other fixed asset depreciation and $1,203,062 relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended March 31, 2017 were $6,510,735 of vessel and other fixed asset depreciation and $982,073 of amortization of deferred drydocking costs. The increase in depreciation was primarily due to the purchase of 10 Ultramax vessels during 2017 and one in January 2018 offset by the sale of two vessels during 2017 and one vessel classified as held for sale since the third quarter of 2017. The amortization of drydock expense increased in the current quarter compared to the comparable quarter in the prior year is primarily due to the completion of three drydocks in 2017 and two in the first quarter of 2018.
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
General and administrative expenses for the three months ended March 31, 2018 and 2017 were $9,913,964 and $7,778,821, respectively. These general and administrative expenses include a stock-based compensation component of $3,510,911 and $2,170,700 for 2017 and 2016, respectively. The increase in general and administrative expenses was mainly attributable to increases in compensation expense including stock-based compensation expense. The increase in compensation expense relates to incremental staff hired in connection with the increased fleet size under our owner-operator business model.
Interest Expense
Our interest expense for the three months ended March 31, 2018 and 2017 was $6,261,069 and $6,445,031, respectively. The decrease in interest expense is mainly due to the decrease in amortization of debt discount and debt issuance costs by $1.0 million resulting from the debt refinancing in December 2017 where the high interest bearing Second Lien Facility was repaid in full which was offset by an increase in interest expense of $0.8 million on the Ultraco Debt Facility which was used for acquisition of ten Ultramax vessels.
Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with the Norwegian Bond Debt, the New First Lien Facility and the Ultraco Debt Facility. The Company incurred $6.2 million in debt discount and debt issuance costs for the Norwegian Bond Debt, $1.3 million for the New First Lien Facility and $1.5 million for the Ultraco Debt Facility. For the three-month periods ended March 31, 2018 and 2017, the amortization of debt issuance costs was $490,095 and $1,444,963, respectively.
Effects of Inflation
We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.
Liquidity and Capital Resources

	For the three months ended
	March 31, 2018	March 31, 2017
Net cash provided by/(used in) operating activities	$14,873,240	$(2,009,318)
Net cash used in investing activities	(15,340,569)	(21,873,831)
Net cash provided by financing activities	2,113,919	93,134,753

Net increase in cash and cash equivalents and restricted cash	1,646,590	69,251,604
Cash and cash equivalents and restricted cash at beginning of period	56,325,961	76,591,027

Cash and cash equivalents and restricted cash at end of period	$57,972,551	$145,842,631
Net cash provided by operating activities during the three months ended March 31, 2018 was $14,873,240 compared to net cash used in operating activities during the three-months ended March 31, 2017, of $2,009,318. The cash flows from operating activities improved over the prior year primarily due to an increase in charter hire rates driven by improvement in the dry bulk market and positive working capital change as compared to the corresponding period in the prior year, partially offset by higher drydocking expenditures of $1.1 million in 2018 compared to $0.02 million in the comparable quarter prior year.

Net cash used in investing activities during the three months ended March 31, 2018 and 2017 was $15,340,569 and $21,873,831, respectively. The Company purchased one Ultramax vessel in the first quarter of 2018 for $21.3 million out of which the Company paid a deposit of $2.2 million as of December 31, 2017. The Company redeemed a short-term certificate of deposit amounting to $4.5 million during the first quarter of 2018. During the first quarter of 2017, the Company purchased one Ultramax vessel for $17.3 million and paid a deposit of $10.3 million relating to acquisition of nine Ultramax vessels offset by proceeds from the sale of M/V Redwing for $5.8 million. Please refer to "Note 3. Vessels" to the condensed consolidated financial statements.
Net cash provided by financing activities during the three months ended March 31, 2018 was $2,113,919 compared with $93,134,753 during the corresponding three-month period ended March 31, 2017. The Company drew down $8.6 million under the Ultraco Debt Facility in connection with the purchase of one Ultramax vessel, offset by repayment of $5.0 million of the Revolving Loan under the New First Lien Facility. The Company paid $1.2 million of debt issuance costs on the three existing debt facilities and $0.2 million towards shares withheld for taxes due to vesting of restricted shares. In the three months ended March 31, 2017, the Company received net proceeds of $96.0 million in a common stock private placement that closed on January 20, 2017 and repaid $2.9 million of its Term Loan under the First Lien Facility from the proceeds of the sale of the vessel Redwing.
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

Norwegian Bond Debt
On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200,000,000 in aggregate principal amount of 8.250% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"), pursuant to those certain bond terms (the "Bond Terms"), dated as of November 22, 2017, by and between the Issuer and Nordic Trustee AS, as the Bond Trustee. After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds are approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding including accrued interest under various debt facilities outstanding at that time, and to pay expenses associated with the refinancing transactions. Shipco incurred $1.2 million in other financing costs in connection with the transaction.

Please refer to "Note 4. Debt" to the condensed consolidated financial statements.
New First Lien Facility
On December 8, 2017, Eagle Shipping LLC, a wholly-owned subsidiary of the Company ("Eagle Shipping") entered into the New First Lien Facility, which provides for (i) a term loan facility in an aggregate principal amount of up to $60,000,000 (the “Term Loan”) and (ii) a revolving credit facility in an aggregate principal amount of up to $5,000,000 (the “Revolving Loan”). Outstanding borrowings under the New First Lien Facility bear interest at LIBOR plus 3.50% per annum.
As of March 31, 2018, our availability under the Revolving Loan was $5.0 million.
Please refer to "Note 4. Debt" to the condensed consolidated financial statements.
Ultraco Debt Facility
On June 28, 2017, Eagle Bulk Ultraco LLC, a wholly-owned subsidiary of the Company ("Ultraco"), entered into a credit agreement (the “Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”), the lenders thereunder (the “Ultraco Lenders”), the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Ultraco Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner. The Ultraco Debt Facility provides for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of the nine Greenship Vessels to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility were used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of the Greenship Vessels. The outstanding borrowings under the Ultraco Debt Facility bear interest at LIBOR plus 2.95% per annum.

Please refer to “Note 4. Debt” to the condensed consolidated financial statements.
Super Senior Facility

On December 8, 2017, Shipco entered into the Super Senior Revolving Facility Agreement (the "Super Senior Facility") by and among Shipco, as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent, which provides for a revolving credit facility in an aggregate amount of up to $15,000,000. The proceeds of the Super Senior Facility, which are currently undrawn, are expected, pursuant to the terms of the Super Senior Facility, to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries.
As of March 31, 2018, the availability under the Super Senior Facility is $15.0 million.
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
As of March 31, 2018, our cash and cash equivalents balance was $57,897,634, compared to a cash and cash equivalents balance of $56,251,044 at December 31, 2017. Also recorded as restricted cash is an amount of $74,917, which collateralizes letters of credit relating to our office leases.
As of March 31, 2018, the Company’s debt consisted of $200,000,000 in term loans under the First Lien Facility, net of $5,839,845 of debt discount and debt issuance costs, the New First Lien Facility of $60,000,000, net of $1,263,537 of debt discount and debt issuance costs and the Ultraco Debt Facility of $69,800,000, net of $1,223,783 of debt discount and debt issuance costs.
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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the three months ended March 31, 2018, two of our vessels completed drydock and we incurred expenditures of $1,107,414. In the three months ended March 31, 2017, no vessels were drydocked. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
June 30, 2018	88	$2.6 million
September 30, 2018	66	$1.9 million
December 31, 2018	44	$1.3 million
March 31, 2019	44	$1.3 million

(1) Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Other Contingencies
We refer you to “Note 6. Commitments and Contingencies - Legal Proceedings” to our condensed consolidated financial statements for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018.
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
As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1 - Legal Proceedings
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in "Note 6. Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements and is incorporated by reference herein.
Item 1A – Risk Factors
There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018. The risks described in the Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
101*
The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i)Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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
Date: May 10, 2018
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: May 10, 2018