Form 10-Q
period 2018-06-30
Eagle Bulk Shipping Inc.
filed 2018-08-08
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Number of shares of registrant’s common stock outstanding as of August 6, 2018: 73,037,457
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the period ended June 30, 2018 (the "Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$76,881,117	$56,251,044
Accounts receivable	13,072,691	17,246,540
Prepaid expenses	2,797,648	3,010,766
Short-term investment	—	4,500,000
Inventories	11,911,398	14,113,079
Vessel held for sale	10,354,855	9,316,095
Other current assets	2,540,427	785,027
Total current assets	117,558,136	105,222,551
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $113,539,571 and $99,910,416, respectively	686,424,065	690,236,419
Advance for vessel purchase	—	2,201,773
Other fixed assets, net of accumulated amortization of $432,225 and $343,799, respectively	580,020	617,343
Restricted cash	74,917	74,917
Deferred drydock costs, net	11,584,365	9,749,751
Deferred financing costs - Super Senior Facility	285,342	190,000
Other assets	55,815	57,181
Total noncurrent assets	699,004,524	703,127,384
Total assets	$816,562,660	$808,349,935
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,123,778	$7,470,844
Accrued interest	1,733,278	1,790,315
Other accrued liabilities	7,602,898	11,810,366
Fair value of derivatives	461,993	73,170
Unearned charter hire revenue	4,901,453	5,678,673
Current portion of long-term debt	19,812,713	4,000,000
Total current liabilities	42,636,113	30,823,368
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	186,381,482	189,950,329
New First Lien Facility, net of debt discount and debt issuance costs	52,353,586	63,758,185
Ultraco Debt Facility, net of debt discount and debt issuance costs	63,263,797	59,975,162
Other liabilities	216,924	177,846
Fair value below contract value of time charters acquired	2,159,062	2,500,012
Total noncurrent liabilities	304,374,851	316,361,534
Total liabilities	347,010,964	347,184,902
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 70,516,466 and 70,394,307 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	705,165	703,944
Additional paid-in capital	893,294,942	887,625,902
Accumulated deficit	(424,448,411)	(427,164,813)
Total stockholders’ equity	469,551,696	461,165,033
Total liabilities and stockholders’ equity	$816,562,660	$808,349,935

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues, net	$74,938,700	$53,631,224	$154,309,309	$99,486,281

Voyage expenses	17,204,964	13,379,664	39,719,556	26,733,011
Vessel expenses	20,577,116	19,308,802	41,655,773	37,264,321
Charter hire expenses	10,108,258	6,445,580	20,376,322	10,318,912
Depreciation and amortization	9,272,460	8,020,597	18,548,875	15,513,405
General and administrative expenses	8,895,505	8,589,979	18,809,469	16,368,800
Gain on sale of vessels	(105,073)	(1,805,785)	(105,073)	(1,897,899)
Total operating expenses	65,953,230	53,938,837	139,004,922	104,300,550
Operating income/(loss)	8,985,470	(307,613)	15,304,387	(4,814,269)

Interest expense	6,387,011	6,858,716	12,648,080	13,303,747
Interest income	(111,952)	(185,641)	(207,228)	(375,439)
Other income	(740,356)	(1,092,222)	(639,977)	(785,663)
Total other expense, net	5,534,703	5,580,853	11,800,875	12,142,645
Net income/(loss)	$3,450,767	$(5,888,466)	$3,503,512	$(16,956,914)

Weighted average shares outstanding:
Basic	70,515,320	70,329,050	70,484,240	67,996,330
Diluted	72,086,980	70,329,050	71,560,775	67,996,330

Per share amounts:
Basic income/(loss)	$0.05	$(0.08)	$0.05	$(0.25)
Diluted income/(loss)	$0.05	$(0.08)	$0.05	$(0.25)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

     Condensed Consolidated Statements of Comprehensive Income/(Loss)
        for the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income/(loss)	$3,450,767	$(5,888,466)	$3,503,512	$(16,956,914)

Comprehensive income/(loss)	$3,450,767	$(5,888,466)	$3,503,512	$(16,956,914)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	70,394,307	$703,944	$887,625,902	$(427,164,813)	$461,165,033

Cumulative effect of accounting change (Note 2) *	—	—	—	(787,110)	(787,110)
Net income	—	—	—	3,503,512	3,503,512
Issuance of shares due to vesting of restricted shares and exercise of options	122,159	1,212	(1,212)	—	—
Cash received due to exercise of stock options	—	9	4,856		4,865
Cash used to settle net share equity awards	—	—	(255,114)	—	(255,114)
Stock-based compensation	—	—	5,920,510	—	5,920,510
Balance at June 30, 2018	70,516,466	$705,165	$893,294,942	$(424,448,411)	$469,551,696

* The opening accumulated deficit has been adjusted on January 1, 2018 in connection with adoption of Accounting Standards Update 2014-09 ("ASC 606"). Please refer to Note 2 "Recently Adopted Accounting Pronouncements" to the condensed consolidated financial statements.

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2017	48,106,827	$481,069	$783,369,698	$(383,368,128)	$400,482,639

Net loss	—	—	—	(16,956,914)	(16,956,914)
Issuance of shares for private placement, net of issuance costs	22,222,223	222,222	95,807,781	—	96,030,003
Stock-based compensation	—	—	4,648,751	—	4,648,751
Balance at June 30, 2017	70,329,050	$703,291	$883,826,230	$(400,325,042)	$484,204,479

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income/(loss)	$3,503,512	$(16,956,914)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	16,049,334	13,538,266
Amortization of deferred drydocking costs	2,499,541	1,975,139
Amortization of debt issuance costs	970,352	2,901,948
Amortization of fair value below contract value of time charter acquired	(340,950)	(375,833)
Payment-in-kind interest on debt	—	4,977,219
Net unrealized gain on fair value of derivative instruments	(234,988)	(736,609)
Stock-based compensation expense	5,920,510	4,648,751
Drydocking expenditures	(4,632,000)	(341,350)
Gain on sale of vessels	(105,073)	(1,897,899)
Fees paid on time charter termination	—	(1,500,000)
Changes in operating assets and liabilities:
Accounts receivable	4,173,849	(6,172,147)
Other current and non-current assets	(333,715)	(1,125,809)
Prepaid expenses	213,117	28,848
Inventories	2,201,681	(1,693,827)
Accounts payable	652,934	705,907
Accrued interest	(57,037)	(15,217)
Other accrued and other non-current liabilities	(3,332,732)	(3,593,657)
Unearned revenue	(2,360,838)	369,955
Net cash provided by/(used in) operating activities	24,787,497	(5,263,229)

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(20,301,806)	(121,331,815)
Advance paid for purchase of vessel	—	(20,863,466)
Proceeds from redemption of Short-term investment	4,500,000	—
Proceeds from sale of vessels	9,719,013	10,586,500
Purchase of other fixed assets	(50,933)	(204,348)
Net cash used in investing activities	(6,133,726)	(131,813,129)

Cash flows from financing activities:
Repayment of term loan under First Lien Facility	—	(5,293,250)
Repayment of revolver loan under New First Lien Facility	(5,000,000)	—
Proceeds from Ultraco Debt Facility	8,600,000	40,000,000
Proceeds from the common stock private placement, net of issuance costs	—	96,030,003
Cash received from exercise of stock options	4,865	—
Cash used to settle net share equity awards	(255,114)	—
Financing costs paid to the lender - Ultraco Debt Facility	—	(918,000)
Other financing costs	(1,373,449)	(575,000)
Net cash provided by financing activities	1,976,302	129,243,753

Net increase/(decrease) in cash and cash equivalents and restricted cash	20,630,073	(7,832,605)
Cash and cash equivalents and restricted cash at beginning of period	56,325,961	76,591,027
Cash and cash equivalents and restricted cash at end of period	$76,956,034	$68,758,422
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$11,734,765	$5,338,742

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
As of June 30, 2018, the Company owned and operated a modern fleet of 47 oceangoing vessels, including 35 Supramax and 12 Ultramax vessels with a combined carrying capacity of 2,693,430 deadweight tonnage ("dwt") and an average age of approximately 8.6 years. Additionally, the Company charters-in a 61,400 dwt, 2013 built Ultramax vessel for a remaining period of approximately three years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
For the three and six months ended June 30, 2018 and 2017, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
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
We adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09" or "ASC 606") as of January 1, 2018 utilizing the modified retrospective method of transition. ASC 606 impacted the timing of recognition of revenues from certain ongoing spot voyage charters as well as timing of recognition of certain voyage related expenses. Under ASC 606, revenue is recognized beginning from the commencement of loading until the completion of discharge at the discharge port instead of recognizing revenue from the discharge of the previous voyage so long as an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured.
With the adoption of ASC 606, we recognize as an asset any costs incurred prior to commencement of loading because these costs are incurred to fulfill a contract and are directly related to a contract or an anticipated contract that we can specifically identify. These costs are amortized over the term of the contract on a straight-line basis as the performance obligations are met.
We recorded an adjustment of approximately $0.8 million to increase our opening accumulated deficit and increase our unearned revenue and other current assets on our Condensed Consolidated Balance Sheet on January 1, 2018. Please refer to Note 2 "Recently Adopted Accounting Pronouncements" for further information.
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

Note 2. Recently Adopted Accounting Pronouncements
Revenue Recognition
Our shipping revenues are principally generated from time charters and voyage charters. In a time charter contract, the vessel is hired by the charterer for a specified period of time in exchange for consideration which is based on a daily hire rate. The charterer has the full discretion over the ports visited, shipping routes and vessel speed. The contract/charter party generally provides typical warranties regarding the speed and performance of the vessel. The charter party generally has some owner protective restrictions such that the vessel is sent only to safe ports by the charterer, subject always to compliance with applicable sanction laws, and carry only lawful or non hazardous cargo. In a time charter contract, the Company is responsible for all the costs incurred for running the vessel such as crew costs, vessel insurance, repairs and maintenance and lubes. The charterer bears the voyage related costs such as bunker expenses, port charges, canal tolls during the hire period. The performance obligations in a time charter contract are satisfied over the term of the contract beginning when the vessel is delivered to the charterer until it is redelivered back to the Company. The charterer generally pays the charter hire in advance of the upcoming contract period. The time charter contracts are considered operating leases and therefore do not fall under the scope of ASC 606 because (i) the vessel is an identifiable asset (ii) the Company does not have substantive substitution rights and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives the economic benefits from such use.
Voyage charters
In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The voyage charter party generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The Company determined that its voyage charter contracts consist of a single performance obligation of transporting the cargo within a specified time period. Therefore, the performance obligation is met evenly as the voyage progresses. and the revenue is recognized on a straight line basis over the voyage days from the commencement of the loading of cargo to completion of discharge.
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company as the shipowner retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three and six months ended June 30, 2018 is not material.
The following table shows the revenues earned from time charters and voyage charters for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Time charters	$37,355,472	$66,678,691
Voyage charters	37,583,228	87,630,618
	$74,938,700	$154,309,309

Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied.
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
The adoption of ASC 606 impacted the timing of recognition of revenue for certain ongoing spot voyage charter contracts, related voyage expenses and charter hire expenses. Under ASU 2014-09, revenue is recognized from when the vessel commences loading through the completion of discharge at the discharge port instead of recognizing revenue from the discharge of the previous voyage provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Any expenses incurred during the ballast portion of the voyage (time spent by the vessel traveling from discharge port of the previous voyage to the load port of the subsequent voyage) such as bunker expenses, canal tolls and charter hire expenses for chartered-in vessels are deferred and are recognized on a straight-line basis over the charter period as the Company satisfies the performance obligations under the contract.
Further, the adoption of ASC 606 impacted the accounts receivable and unearned revenue on our Condensed Consolidated Balance Sheet as of June 30, 2018. Under ASC 606, receivables represent an entity's unconditional right to consideration, billed or unbilled. The Company determined that the performance obligations on its spot voyage charters do not begin to be satisfied unless the vessel arrives at the load port and commences loading the cargo. This impacted the amount of accounts receivable and unearned revenue recorded in our Condensed Consolidated Balance Sheet.
The following table presents the impact of the adoption of ASC 606 on our Condensed Consolidated Balance Sheet at June 30, 2018:

	As of June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable	$13,072,691	$13,982,571	$(909,880)
Other current assets	2,540,427	2,178,304	362,123
Liabilities
Unearned charter hire revenue	4,901,453	4,709,434	192,019

The following table presents the impact of the adoption of ASC 606 on our Condensed Consolidated Statement of Operations:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change	As Reported	Balances without Adoption of ASC 606	Effect of Change
Revenue,net	$74,938,700	$75,293,766	$(355,066)	$154,309,309	$153,827,542	$481,767

Voyage expenses	17,204,964	17,236,431	31,467	39,719,556	39,505,136	(214,420)
Charter hire expenses	10,108,258	10,128,774	20,516	20,376,322	20,161,169	(215,153)

Net income	3,450,767	3,753,850	(303,083)	3,503,512	3,451,318	52,194

Basic income per share	$0.05	$0.05	$0.00	$0.05	$0.05	$0.00
Diluted income per share	$0.05	$0.05	$0.00	$0.05	$0.05	$0.00
The cumulative effect of changes made to our opening Consolidated Balance Sheet on January 1, 2018 for the adoption of ASC 606:

	December 31, 2017	Effect of Adoption of ASC 606	January 1, 2018
Assets
Other current assets (1)	$785,027	$796,508	$1,581,535
Liabilities
Unearned charter hire revenue (2)	5,678,673	1,583,618	7,262,291
Stockholders' equity
Accumulated deficit	(427,164,813)	(787,110)	(427,951,923)
(1) Under ASC 606, the contract fulfillment costs are deferred as a current asset and amortized as the related performance obligations are satisfied. The adjustment to other current assets includes bunker expenses of $0.6 million incurred to arrive at the load port for the voyages in progress as of January 1, 2018 and $0.2 million of charter hire expenses on third party chartered-in vessels which were chartered-in to fulfill the performance obligations under the voyage contract.

(2) Under ASC 606, unearned charter hire revenue represents the consideration received for undelivered performance obligations. The Company recorded $1.5 million as the unearned revenue on voyages in progress as of January 1, 2018. The Company recognized this revenue in the first quarter of 2018 as the performance obligations are met.

The adoption of ASC 606 had no impact on net cash provided by operating activities, investing activities and financing activities for the three and six months ended June 30, 2018.

In November 2016, the FASB issued ASU 2016-18. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts described as restricted cash and restricted cash equivalents. Therefore, the restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this accounting standard as of January 1, 2018 and retrospectively applied to the six months ended June 30, 2017, and $74,917 of restricted cash has been aggregated with cash and cash equivalents in both the beginning-of-period and end-of-period line items at the bottom of the statements of cash flows for each period presented.

Note 3. Vessels
Vessel and Vessel Improvements
As of June 30, 2018, the Company’s owned operating fleet consisted of 47 dry bulk vessels.
On December 19, 2017, the Company, through its subsidiary Eagle Bulk Ultraco LLC, signed a memorandum of agreement to acquire a 2015 built Ultramax vessel for $21.3 million. The Company took delivery of the vessel, the New London Eagle on January 9, 2018.
On August 30, 2017, the Company signed a memorandum of agreement to sell the vessel Avocet for $9.6 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in the second quarter of 2018. The Company recorded a gain of $0.1 million in its condensed statement of operations for the three and six months ended June 30, 2018.
On March 23, 2018, the Company signed a memorandum of agreement to sell the vessel Thrush for $10.9 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyers in the third quarter of 2018. The Company expects to recognize a gain of $0.4 million. As of June 30, 2018, the Company reported the carrying amount of the vessel as a current asset in its condensed consolidated balance sheet.
On July 20, 2018, the Company, through its subsidiary Eagle Bulk Holdco LLC, signed a memorandum of agreement to acquire a 2014 built Ultramax vessel for $21.3 million. The Company is expected to take delivery of the vessel, Hamburg Eagle in the fourth quarter of 2018.
Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2017	$690,236,419
Advance paid for purchase of New London Eagle at December 31, 2017	2,201,773
Purchase of Vessels and Vessel Improvements	20,301,806
Transfer to Vessels held for sale	(10,354,855)
Vessel depreciation expense	(15,961,078)
Vessels and Vessel Improvements, at June 30, 2018	$686,424,065
Note 4. Debt

	June 30, 2018	December 31, 2017
Norwegian Bond Debt	$200,000,000	$200,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(5,618,518)	(6,049,671)
Less:Current portion of Norwegian Bond Debt	(8,000,000)	(4,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	186,381,482	189,950,329
New First Lien Facility *	60,000,000	65,000,000
Debt discount and debt issuance costs - New First Lien Facility	(1,196,414)	(1,241,815)
Less:Current portion of New First Lien Facility	(6,450,000)	—
New First Lien Facility, net of debt issuance costs and debt discount	52,353,586	63,758,185
Ultraco Debt Facility	69,800,000	61,200,000
Debt discount and debt issuance costs - Ultraco Debt Facility	(1,173,490)	(1,224,838)
Less:Current portion of Ultraco Debt Facility	(5,362,713)	—
Ultraco Debt Facility, net of debt issuance costs and debt discount	63,263,797	59,975,162
Total long-term debt	$301,998,865	$313,683,676
* Includes loan balances on term loan and revolver loan facility under the New First Lien Facility as of December 31, 2017. The revolver loan of $5.0 million under the New First Lien Facility was repaid in the first quarter of 2018.

Norwegian Bond Debt

On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200,000,000 in aggregate principal amount of 8.250% Senior Secured Bonds ( the "Bonds" or the "Norwegian Bond Debt"), pursuant to those certain bond terms (the "Bond Terms"), dated as of November 22, 2017, by and between the Issuer and Nordic Trustee AS, as the Bond Trustee. After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds were approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction.

The Norwegian Bond Debt is guaranteed by the limited liability companies that are subsidiaries of the Issuer and the legal and beneficial owners of 28 security vessels (the "Shipco Vessels") in the Company’s fleet, and are secured by mortgages over such security vessels, a pledge granted by the Company over all of the shares of the Issuer, a pledge granted by the Issuer over all the shares in the Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and the Issuer or its subsidiaries.

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

The Bond Terms contain certain financial covenants that the Issuer’s leverage ratio defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels must not exceed 75% and its and its subsidiaries’ free liquidity must at all times be at least $12,500,000. Shipco is in compliance with its financial covenants as of June 30, 2018.

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

The Bonds were listed for trading on the Oslo Stock Exchange on May 15, 2018.

New First Lien Facility

On December 8, 2017, Eagle Shipping LLC, a wholly-owned subsidiary of the Company ("Eagle Shipping") entered into the New First Lien Facility, which provides for (i) a term loan facility in an aggregate principal amount of up to $60,000,000 (the “Term Loan”) and (ii) a revolving credit facility in an aggregate principal amount of up to $5,000,000 (the “Revolving Loan”). Outstanding borrowings under the New First Lien Facility bear interest at LIBOR plus 3.50% per annum. Eagle Shipping paid $1.0 million to the lenders and incurred $0.4 million of other financing costs in connection with the transaction.

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

The New First Lien Facility contains financial covenants requiring Eagle Shipping to maintain minimum liquidity of $500,000 in respect of each Eagle Shipping Vessel and to maintain a consolidated interest coverage ratio beginning for the fiscal quarter ending on June 30, 2019, of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00. In addition, the New First Lien Facility also imposes operating restrictions on Eagle Shipping and the Guarantors, including limiting Eagle Shipping’s and the Guarantors’ ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur. Eagle Shipping is in compliance with its financial covenants as of June 30, 2018.

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

As of June 30, 2018, the availability under the Revolving Loan is $5.0 million.

Super Senior Facility

On December 8, 2017, Shipco entered into the Super Senior Revolving Facility Agreement (the "Super Senior Facility"), by and among Shipco as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent, which provides for a revolving credit facility in an aggregate amount of up to $15,000,000. The proceeds of the Super Senior Facility, which are currently undrawn, are expected, pursuant to the terms of the Super Senior Facility, to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries. The Super Senior Facility matures on August 28, 2022. Shipco incurred $285,342 as other financing costs in connection with the transaction.

As of June 30, 2018, the availability under the Super Senior Facility is $15,000,000.

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

The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit Shipco’s and its subsidiaries’ ability to do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12,500,000. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100,000,000 is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants as of June 30, 2018.

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

Ultraco Debt Facility

On June 28, 2017, Eagle Bulk Ultraco LLC, a wholly-owned subsidiary of the Company ("Ultraco"), entered into a credit agreement (the “Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”), the lenders thereunder (the “Ultraco Lenders”), the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the Ultraco Lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner. The Ultraco Debt Facility provides for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61,200,000 and (ii) 40% of the lesser of (1) the purchase price of the nine Ultramax vessels ("Greenship Vessels") to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, and (2) the fair market value of the Greenship Vessels. The proceeds of the Ultraco Debt Facility were used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of the Greenship Vessels. The outstanding borrowings under the Ultraco Debt Facility bear interest at LIBOR plus 2.95% per annum. The Ultraco Debt Facility also provides for the payment of certain other fees and expenses by Ultraco. Ultraco incurred $0.9 million to the lenders and $0.5 million as deferred financing costs in connection with the transaction.

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

As of June 30, 2018, Ultraco has drawn $69.8 million of the credit facility relating to the acquisition of the 10 Ultramax vessels.

The Ultraco Debt Facility matures on the earlier of (i) five years after the delivery of the last remaining Greenship Vessel to occur and (ii) October 31, 2022. There are no fixed repayments until January 2019 (the "First Repayment Date"). Ultraco is required to make quarterly repayments of principal in an amount of $1,787,571 beginning in the first quarter of 2019 with a final balloon payment to be made at maturity. The Ultraco Debt Facility allows for increased commitments, subject to the satisfaction of certain conditions and the obtaining of certain approvals, in an aggregate principal amount as of June 30, 2018, of up to the lesser of (i) $30,200,000 and (ii) 40% of the aggregate fair market value of any additional vessels to be financed with such incremental commitment.

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

Interest Rates

For the three and six months ended June 30, 2018, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 8.79%.

For the three months ended June 30, 2018, the interest rate on the New First Lien Facility was 5.55% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 6.18%.

For the six months ended June 30, 2018, interest rates on the New First Lien Facility ranged from 4.91% to 5.55% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.82%.

For the three months ended June 30, 2018, the interest rate on the Ultraco Debt Facility was 5.25% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 5.83%.

For the six months ended June 30, 2018, interest rates on the Ultraco Debt Facility ranged from 4.64% to 5.25% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 5.56%.
 For the three months ended June 30, 2017, interest rates on the First Lien Facility ranged from 4.98% to 5.15% including a margin over LIBOR applicable under the terms of the First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.58%.

 For the six-month period ended June 30, 2017, interest rates on our outstanding debt under the First Lien Facility ranged from 4.77% to 5.15%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 5.41%.

 For the three and six-month periods ended June 30, 2017, the interest rate on the Ultraco Debt Facility was 4.08% including a margin over LIBOR applicable under the terms of the Ultraco Debt Facility which was entered into on June 28, 2017.

 For the three and six-month periods ended June 30, 2017, the payment-in-kind interest rate on our Second Lien Facility was 15% including a margin over LIBOR. The weighted average effective interest rate on our Second Lien Facility including the amortization of debt discount for these periods was 17.05%.

Interest Expense consisted of:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
First Lien Facility	$—	$2,745,748	$—	$5,410,923
Norwegian Bond Debt	4,079,166	—	8,204,167	—
New First Lien Facility	859,229	—	1,676,193	—
Amortization of Debt issuance costs	480,257	1,456,986	970,352	2,901,948
Payment in kind interest on Second Lien Facility	—	2,642,327	—	4,977,219
Ultraco Debt Facility	938,026	13,655	1,737,701	13,657
Super Senior Facility - commitment fees	30,333	—	59,667	—
Total Interest Expense	$6,387,011	$6,858,716	$12,648,080	$13,303,747
Interest paid amounted to $11,734,765 and $5,338,742 for the six months ended June 30, 2018 and 2017, respectively.

First Lien Facility

On March 30, 2016, Eagle Shipping as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Company’s senior secured credit facility (the “Exit Financing Facility”), as guarantors, entered into the First Lien Facility (defined below) with the lenders thereunder and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The First Lien Facility amended and restated the Exit Financing Facility in its entirety, provided for Eagle Shipping to be the borrower in the place of the Company, and further provided for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure (as defined in “Note 6. Commitments and Contingencies - Legal Proceedings” to the condensed consolidated financial statements). The First Lien Facility provided for a term loan in the amount of $201,468,750 after giving effect to the entry into the First Lien Facility and the Second Lien Facility as well as a $50,000,000 revolving credit facility (the "First Lien Facility"). The outstanding borrowings under the First Lien Facility bore interest at LIBOR plus 4.0% per annum.

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

	Norwegian Bond Debt	New First Lien Facility	Ultraco Debt Facility	Total
Six months ended December 31, 2018	$4,000,000	$—	$—	$4,000,000
2019	8,000,000	10,750,000	8,937,855	27,687,855
2020	8,000,000	8,600,000	7,150,285	23,750,285
2021	8,000,000	8,600,000	7,150,285	23,750,285
2022	172,000,000	32,050,000	46,561,575	250,611,575
	$200,000,000	$60,000,000	$69,800,000	$329,800,000

Note 5. Derivative Instruments and Fair Value Measurements
Forward freight agreements and bunker swaps
The Company trades in forward freight agreements (“FFAs”) and bunker swaps, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains and losses are recognized as a component of other expense in the Condensed Consolidated Statement of Operations and Other current assets and Fair value of derivatives in the Consolidated Balance Sheets. Derivatives are considered to be Level 2 instruments in the fair value hierarchy.

The effect of non-designated derivative instruments on the condensed consolidated statements of operations is as follows:

		Amount of (gain)/loss
Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	For the Three Months Ended		For the For the Six Months Ended
		June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
FFAs	Other income	$36,625	$(1,049,363)	$82,432	$(788,715)
Bunker Swaps	Other income	(776,981)	(42,859)	(722,409)	3,052
Total		$(740,356)	$(1,092,222)	$(639,977)	$(785,663)

Derivatives not designated as hedging instruments	Balance Sheet location	Fair Value of Derivatives
		June 30, 2018	December 31, 2017
FFAs	Fair value of derivatives	$461,993	$73,170
FFAs	Other current assets	117,360	—
Bunker Swaps	Other current assets	635,258	128,845
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of June 30, 2018 and December 31, 2017, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $891,344 and $178,836, respectively, which is recorded within other current assets in the condensed consolidated balance sheets.
Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the condensed consolidated balance sheets for interest-bearing deposits approximate their fair value due to the short-term nature thereof.
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
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

		Fair Value
	Carrying Value	Level 1	Level 2
June 30, 2018
Assets
Cash and cash equivalents (1)	$76,956,034	$76,956,034	$—
Liabilities
Norwegian Bond Debt *	194,381,482	—	205,250,000
New First Lien Facility **	58,803,586	—	60,000,000
Ultraco Debt Facility **	68,626,510	—	69,800,000
* The fair value of the Bonds is based on the last trade on May 24, 2018 on Bloomberg.com.
** The fair value of the New First Lien Facility and the Ultraco Debt Facility is based on the required repayment to the lenders if the debt was discharged in full on June 30, 2018.

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2017
Assets
Cash and cash equivalents (1)	$56,325,961	$56,325,961	$—
Short-term investment	4,500,000		4,500,000
Liabilities
Norwegian Bond Debt (2)	193,950,329	—	200,990,000
New First Lien Facility	63,758,185	—	65,000,000
Ultraco Debt Facility	59,975,162	—	61,200,000
(1) Includes non-current restricted cash aggregating $74,917 at June 30, 2018 and December 31, 2017.
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
Other Commitments
On July 28, 2011, the Company entered into an agreement to charter in a 37,000 dwt newbuilding Japanese vessel that was delivered in October 2014 for seven years with an option for an additional one year. The hire rate for the first to seventh year is $13,500 per day and $13,750 per day for the eighth year option. On May 10, 2017, the Company signed an agreement to cancel this existing time charter contract. The Company agreed to pay a lump sum termination fee of $1.5 million relating to the cancellation. At the same time, the Company entered into an agreement with the same lessor, effective April 28, 2017 to charter in a 61,400 dwt, 2013 built Japanese vessel for approximately three years (having the same redelivery dates as the aforementioned cancelled charter) with options for two additional years. The hire rate for the first three years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year.
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
On July 20, 2018, the Company, through its subsidiary Eagle Bulk Holdco LLC, signed a memorandum of agreement to acquire a 2014 built Ultramax vessel for $21.3 million. The Company is expected to take delivery of the vessel, to be named Hamburg Eagle, in the fourth quarter of 2018.

Note 7. Income/(loss) Per Common Share
The computation of basic net income/(loss) per share is based on the weighted average number of common shares outstanding for the three and six months ended June 30, 2018 and 2017. Diluted net income/(loss) per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of June 30, 2018 does not include 1,452 stock awards, 352,000 stock options and 152,266 warrants, as their effect was anti-dilutive. Diluted net loss per share for the three months ended June 30, 2017 does not include 1,843,211 stock awards, 1,865,865 stock options and 152,266 warrants, as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income/(loss)	$3,450,767	$(5,888,466)	$3,503,512	$(16,956,914)
Weighted Average Shares - Basic	70,515,320	70,329,050	70,484,240	67,996,330
Dilutive effect of stock options and restricted stock units	1,571,660	—	1,076,535	—
Weighted Average Shares - Diluted	72,086,980	70,329,050	71,560,775	67,996,330
Basic income/(loss) per share	$0.05	$(0.08)	$0.05	$(0.25)
Diluted income/(loss) per share	$0.05	$(0.08)	$0.05	$(0.25)

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
On January 4, 2018, the Company granted 948,500 restricted shares as a company wide grant to all employees. The fair value of the grant based on the closing share price on January 4, 2018 was $4.5 million. The shares will vest in equal installments over a three year term. Amortization of this charge utilizing the graded method of vesting, which is included in General and administrative expenses, for the three months ended March 31, 2018, was $0.6 million. Additionally, the Company granted 30,000 common shares to its board of directors. The fair value of the grant based on the closing share price on January 10, 2018 was $0.1 million. The shares vested immediately.

As of June 30, 2018 and December 31, 2017, stock awards covering a total of 2,519,805 and 1,716,928 of the Company’s common shares, respectively, are outstanding under the 2014 Plan and 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.
As of June 30, 2018 and December 31, 2017, options covering 2,290,211 and 2,301,046 of the Company’s common shares, respectively, are outstanding with exercise prices ranging from $4.28 to $505.00 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within seven years from the effective date.
Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	For the For the Three Months Ended		For the For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Stock awards /Stock Option Plans	$2,409,599	$2,478,051	$5,920,510	$4,648,751
The future compensation to be recognized for all the grants issued for the six month period ending December 31, 2018, and the years ending December 31, 2019 and 2020 will be $$3,337,906, $$2,585,709 and $$648,078, respectively.
Note 9. Subsequent Events

On July 20, 2018, the Company, through its subsidiary Eagle Bulk Holdco LLC, signed a memorandum of agreement to acquire a 2014 built Ultramax vessel for $21.3 million. The Company is expected to take delivery of the vessel, to be named Hamburg Eagle, in the fourth quarter of 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2018 and 2017. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2017, which were included in our Form 10-K, filed with the SEC on March 12, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from approximately 50,000 to 59,000 dwt and Ultramax dry bulk vessels range in size from 60,000 to 65,000 dwt. Supramax and Ultramax vessels are equipped with cranes and grabs, which are used to load and discharge cargo. They are considered a sub-category of the Handymax segment typically defined as 40,000 to 65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of June 30, 2018, we owned and operated a modern fleet of 47 Supramax/Ultramax dry bulk vessels. We chartered-in a 61,400 dwt, 2013 built Japanese vessel for approximately three years with options for two additional years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/Ultramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class vessels make them attractive to cargo interests and vessel charterers. The Company’s owned operating fleet consisted of 47 dry bulk vessels, with an aggregate carrying capacity of 2,693,430 dwt with an average age of approximately 8.6 years as of June 30, 2018.
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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of June 30, 2018:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Oct 2018	$13,250

Canary	2009	57,809	Jul 2018	$17,500

Cardinal	2004	55,362	Jul 2018	$12,250

Condor	2001	50,296	Jul 2018	Voyage

Crane	2010	57,809	Sep 2018	$12,000

Crested Eagle	2009	55,989	Jul 2018	$11,750

Crowned Eagle	2008	55,940	Aug 2018	$12,250

Egret Bulker	2010	57,809	Jul 2018	$15,000

Fairfield Eagle	2013	63,301	Drydock		(1)

Gannet Bulker	2010	57,809	Jul 2018	$11,250

Greenwich Eagle	2013	63,301	Aug 2018	Voyage

Golden Eagle	2010	55,989	Jul 2018	Voyage

Goldeneye	2002	52,421	Jul 2018	$4,650	(2)

Grebe Bulker	2010	57,809	Aug 2018	$12,500

Groton Eagle	2013	63,200	Drydock	$—

Hawk I	2001	50,296	Jul 2018	$9,300

Ibis Bulker	2010	57,775	Jul 2018	Voyage

Imperial Eagle	2010	55,989	Jul 2018	Voyage

Jaeger	2004	52,248	Jul 2018	Voyage

Jay	2010	57,802	Jul 2018	Voyage

Kestrel I	2004	50,326	Dec 2018	$10,250

Kingfisher	2010	57,776	Jul 2018	$20,900

Madison Eagle	2013	63,303	Jul 2018	Voyage

Martin	2010	57,809	Jul 2018	$12,750

Merlin	2001	50,296	Jul 2018	$9,500

Mystic Eagle	2013	63,301	Aug 2018	$14,650

New London Eagle	2015	63,140	Jul 2018	Voyage

Nighthawk	2011	57,809	Jul 2018	$11,400

Oriole	2011	57,809	Jul 2018	$16,750

Osprey I	2002	50,206	Jul 2018	Voyage

Owl	2011	57,809	Jul 2018	Voyage

Petrel Bulker	2011	57,809	Jul 2018	$14,000

Puffin Bulker	2011	57,809	Jul 2018	$8,750

Roadrunner Bulker	2011	57,809	Jul 2018	$11,000

Rowayton Eagle	2013	63,301	Jul 2018	$15,000

Sandpiper Bulker	2011	57,809	Oct 2018	$13,500

Singapore Eagle	2017	61,530	Aug 2018	$7,800	(3)

Shrike	2003	53,343	Sep 2018	$14,250

Skua	2003	53,350	Aug 2018	Voyage

Southport Eagle	2013	63,301	Aug 2018	$15,000

Stamford Eagle	2016	61,530	Aug 2018	$3,750	(4)

Stellar Eagle	2009	55,989	Jul 2018	Voyage

Stonington Eagle	2012	63,301	Oct 2019	$11,650

Tern	2003	50,200	Jul 2018	$10,500

Thrasher	2010	53,360	Aug 2018	$9,500

Thrush	2011	53,297	Aug 2018	Voyage	(5)

Westport Eagle	2015	63,344	Jul 2018	Voyage

(1)	The vessel is in drydock as of June 30, 2018 and was contracted to perform a time charter after the completion of drydock.

(2)	The vessel is contracted to continue the existing time charter at an increased charter rate of $11,750 after July 6, 2018.

(3)	The vessel is contracted to continue the existing time charter at an increased charter rate of $13,000 after August 8, 2018.

(4)	The vessel is contracted to continue the existing time charter at an increased charter rate of $12,500 after August 13, 2018 and $13,750 after August 23, 2018.

(5)
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
Commercial and Strategic Management
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We have offices in Singapore and Hamburg, Germany, through which we provide round the clock management services to our owned and chartered-in fleet. We currently have 88 shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:

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
Results of Operations for the three and six months ended June 30, 2018 and 2017:
Fleet Data
We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Ownership Days	4,294	3,878	8,606	7,564
Chartered in Days	867	744	1,811	1,258
Available Days	5,020	4,515	10,182	8,649
Operating Days	4,992	4,498	10,105	8,603
Fleet Utilization (%)	99.4%	99.6%	99.2%	99.5%
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

•
Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six months ended June 30, 2018, the Company completed drydock for six vessels and two vessels was still in drydock as of June 30, 2018. During the six months ended June 30, 2017, the Company drydocked one vessel.

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

The following table represents Net charter hire income for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues, net	$74,938,700	$53,631,224	$154,309,309	$99,486,281
Less:voyage expenses	17,204,964	13,379,664	39,719,556	26,733,011
Less: charter hire expenses	10,108,258	6,445,580	20,376,322	10,318,912
Net charter hire income	$47,625,478	$33,805,980	$94,213,431	$62,434,358

% Net charter hire from
Time charters	62%	66%	57%	63%
Voyage charters	38%	34%	43%	36%
Commercial pool	—%	—%	—%	1%

Revenues
Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
Net time and voyage charter revenues for the three months ended June 30, 2018, were $74,938,700 compared with $53,631,224 recorded in the comparable quarter in 2017. The increase in revenue was primarily attributable to the improving dry bulk market resulting in higher charter rates as well as an increase in available days due to an increase in our owned fleet and chartered in vessels.
Net time and voyage charter revenues for the six months ended June 30, 2018 and 2017 were $154,309,309 and $99,486,281, respectively. The increase in revenue was primarily due to an increase in the owned fleet with the purchase of 11 Ultramax vessels partially offset by the sale of five vessels since the second quarter of 2017, along with an increase in chartered in vessels as well as higher charter rates due to an improving dry bulk market.
Voyage Expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three months ended June 30, 2018 were $17,204,964, compared to $13,379,664 in the comparable quarter in 2017. The increase was mainly attributable to an increase in the fleet size, an increase in the number of voyage charters performed in the current quarter compared to the comparable quarter in the prior year as well as increased bunker prices year over year.
Voyage expenses for the six months ended June 30, 2018 and 2017 were $39,719,556 and $26,733,011, respectively. The increase was primarily due to an increase in the fleet size as well as the number of voyage charters performed in the current period compared to the comparable period in the prior year. The increase in bunker prices year over year contributed to the increase in voyage expenses as well.
Vessel Expenses
Vessel expenses for the three months ended June 30, 2018 were $20,577,116 compared to $19,308,802 in the comparable quarter in 2017. The increase in vessel expenses is attributable to the increase in the owned fleet after the acquisition of 11 Ultramax vessels during 2017 and 2018 which was partially offset by vessel sales in 2017 and 2018. The Company sold the vessel Redwing in the first quarter of 2017, the Sparrow in the second quarter of 2017, the Woodstar in the third quarter of 2017 and the Wren in the fourth quarter of 2017. The vessel Avocet was sold in the second quarter of 2018. The ownership days for the three months ended June 30, 2018 and 2017 were 4,294 and 3,878, respectively.
Vessel expenses for the six months ended June 30, 2018 and 2017 were $41,655,773 and $37,264,321, respectively. The increase in vessel expenses is primarily attributable to an increase in the owned fleet after the acquisition of 11 Ultramax vessels during 2017 and 2018 which was partially offset by vessel sales. The ownership days for the six months ended June 30, 2018 and 2017 were 8,606 and 7,564, respectively.
We believe daily vessel operating expenses are a good measure for comparative purposes in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.
Average daily vessel operating expenses for our fleet for the three months ended June 30, 2018 and 2017 were $4,792 and $4,979, respectively. The decrease in daily average vessel operating expenses is primarily due to savings in repairs expense incurred on vessels sold.

Average daily vessel operating expenses for our fleet for the six months ended June 30, 2018 and 2017 were $4,840 and $4,927, respectively.

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

Charter hire expenses
The charter hire expenses for the three months ended June 30, 2018 were $10,108,258 compared to $6,445,580 in the comparable quarter in 2017. The increase in charter hire expenses was principally due to an increase in the number of chartered in vessels on a short-term basis as we expand on our owner-operator platform as well as an increase in the average charter hire expense per day. The total chartered in days for the three months ended June 30, 2018 were 867 compared to 744 for the comparable quarter in the prior year. The Company currently charters in one Ultramax vessel on a long term basis.
The charter hire expenses for the six months ended June 30, 2018 and 2017 were $20,376,322 and $10,318,912 , respectively. The increase in charter hire expenses was primarily due to an increase in the number of chartered in vessels as well as an increase in the average charter hire expense per day due to improvement in the drybulk market. The total chartered in days for the six months ended June 30, 2018 and 2017 were 1,811 and 1,258, respectively.
Depreciation and Amortization
For the three months ended June 30, 2018 and 2017, total depreciation and amortization expense was $9,272,460 and $8,020,597, respectively. Total depreciation and amortization expense for the three months ended June 30, 2018 includes $7,975,981 of vessel and other fixed asset depreciation and $1,296,479 relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended June 30, 2017 were $7,027,531 of vessel and other fixed asset depreciation and $993,066 of amortization of deferred drydocking costs. The increase in depreciation was primarily due to the purchase of 10 Ultramax vessels during 2017 and one in January 2018 offset by the sale of two vessels during the second half of 2017, one vessel in the second quarter of 2018 and one vessel classified as held for sale since the first quarter of 2018. The amortization of drydock expense increased in the current quarter compared to the comparable quarter in the prior year primarily due to the completion of three drydockings in 2017 and six in the first half of 2018.
For the six months ended June 30, 2018 and 2017, total depreciation and amortization expense was $18,548,875 and $15,513,405, respectively. Total depreciation and amortization expense for the six months ended June 30, 2018 includes $16,049,334 of vessel and other fixed asset depreciation and $2,499,541 relating to the amortization of deferred drydocking costs. Comparable amounts for the six months ended June 30, 2017 were $13,538,266 of vessel and other fixed asset depreciation and $1,975,139 of amortization of deferred drydocking costs. The increase in depreciation was primarily due to the purchase of 10 Ultramax vessels during 2017 and one in January 2018 offset by the sale of two vessels in the second half of 2017 and one vessel in the second quarter of 2018 and one vessel classified as held for sale since the first quarter of 2018. The amortization of drydock expense increased in the current period compared to the comparable period in the prior year primarily due to the completion of three drydockings in 2017 and six in the first half of the 2018.
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
General and administrative expenses for the three months ended June 30, 2018 and 2017 were $8,895,505 and $8,589,979, respectively. These general and administrative expenses include a stock-based compensation component of $2,409,599 and $2,478,051 for 2018 and 2017, respectively. The increase in general and administrative expenses was mainly attributable to increases in compensation expense relating to incremental staff hired in connection with the increased fleet size under our owner-operator business model.
General and administrative expenses for the six months ended June 30, 2018 and 2017 were $18,809,469 and $16,368,800, respectively. These general and administrative expenses include a stock-based compensation expense of $5,920,510 and $4,648,751 for 2018 and 2017, respectively. The increase is primarily attributable to higher stock-based compensation expense and compensation expense offset by savings in advisors' fees.

Interest Expense
Our interest expense for the three months ended June 30, 2018 and 2017 was $6,387,011 and $6,858,716, respectively. The decrease in interest expense is mainly due to the decrease in amortization of debt discount and debt issuance costs by $1.0 million resulting from the debt refinancing in December 2017 where the high interest bearing Second Lien Facility was repaid in full, offset by an increase in the interest expense of $0.9 million on the Ultraco Debt Facility, which was used for the acquisition of 10 Ultramax vessels.
The interest expense for the six months ended June 30, 2018 and 2017 was $12,648,080 and $13,303,747, respectively. The decrease in interest expense is mainly due to the decrease in amortization of debt discount and debt issuance costs by $1.9 million resulting from the debt refinancing in December 2017 where the high interest bearing Second Lien Facility was repaid in full offset by increase in the interest expense of $1.7 million on the Ultraco Debt Facility and $0.4 million due to increase in the LIBOR rate year over year.
Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with the Norwegian Bond Debt, the New First Lien Facility and the Ultraco Debt Facility. The Company incurred $6.2 million in debt discount and debt issuance costs for the Norwegian Bond Debt, $1.3 million for the New First Lien Facility and $1.5 million for the Ultraco Debt Facility. For the three months ended June 30, 2018 and 2017, the amortization of debt issuance costs was $480,257 and $1,456,986, respectively. For the six months ended June 30, 2018 and 2017, the amortization of debt issuance costs was $970,352 and $2,901,948, respectively.
Effects of Inflation
We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.
Liquidity and Capital Resources

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Net cash provided by/(used in) operating activities	$24,787,497	$(5,263,229)
Net cash used in investing activities	(6,133,726)	(131,813,129)
Net cash provided by financing activities	1,976,302	129,243,753

Net increase in cash and cash equivalents and restricted cash	20,630,073	(7,832,605)
Cash and cash equivalents and restricted cash at beginning of period	56,325,961	76,591,027

Cash and cash equivalents and restricted cash at end of period	$76,956,034	$68,758,422

Net cash provided by operating activities during the six months ended June 30, 2018 was $24,787,497 compared to net cash used in operating activities during the six months ended June 30, 2017, of $5,263,229. The cash flows from operating activities improved over the prior year primarily due to an increase in charter hire rates driven by improvement in the dry bulk market and positive working capital change as compared to the corresponding period in the prior year, partially offset by higher drydocking expenditures of $4.6 million in 2018 compared to $0.3 million in the comparable period in the prior year.
Net cash used in investing activities during the six months ended June 30, 2018 and 2017 was $6,133,726 and $131,813,129, respectively. The Company purchased one Ultramax vessel in the first quarter of 2018 for $21.3 million out of which the Company paid a deposit of $2.2 million as of December 31, 2017. The Company redeemed a short-term certificate of deposit amounting to $4.5 million during the first quarter of 2018. The Company sold the vessel Avocet in the second quarter of 2018 for net proceeds of $9.7 million. During the six months ended June 30, 2017, the Company purchased seven Ultramax vessels for $120.9 million and paid $20.9 million as an advance towards purchase of the additional three Ultramax vessels which were delivered in the third quarter of 2017. Please refer to "Note 3. Vessels" to the condensed consolidated financial statements.
Net cash provided by financing activities during the six months ended June 30, 2018 was $1,976,302 compared with $129,243,753 during the corresponding six months ended June 30, 2017. The Company drew down $8.6 million under the Ultraco Debt Facility in connection with the purchase of one Ultramax vessel, offset by repayment of $5.0 million for the Revolving Loan under the New First Lien Facility. The Company paid $1.4 million of debt issuance costs on the three existing debt facilities and $0.3 million towards shares withheld for taxes due to vesting of restricted shares.
In the six months ended June 30, 2017, the Company received net proceeds of $96.0 million in a common stock private placement that closed on January 20, 2017. The Company received $40.0 million from the Ultraco Debt Facility and paid $1.5 million of other financing costs. Additionally, the Company repaid $5.3 million of its Term Loan under the First Lien Facility from the proceeds of the sale of the vessels Redwing and Sparrow.
Our principal sources of funds are operating cash flows, long-term bank borrowings and borrowings under our revolving credit facility. Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments of interest and principal on our outstanding loan facilities.
Norwegian Bond Debt
On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200,000,000 in aggregate principal amount of 8.250% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"), pursuant to those certain bond terms (the "Bond Terms"), dated as of November 22, 2017, by and between the Issuer and Nordic Trustee AS, as the Bond Trustee. After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds were approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding including accrued interest under various debt facilities outstanding at that time, and to pay expenses associated with the refinancing transactions. Shipco incurred $1.2 million in other financing costs in connection with the transaction.

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
As of June 30, 2018, our availability under the Revolving Loan was $5.0 million.
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
As of June 30, 2018, the availability under the Super Senior Facility is $15.0 million.
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
As of June 30, 2018, our cash and cash equivalents balance was $76,881,117, compared to a cash and cash equivalents balance of $56,251,044 at December 31, 2017. Also recorded as restricted cash is an amount of $74,917, which collateralizes letters of credit relating to our office leases.
As of June 30, 2018, the Company’s debt consisted of $200,000,000 in outstanding bonds under the Norwegian Bond Debt, net of $5,618,518 of debt discount and debt issuance costs, the New First Lien Facility of $60,000,000, net of $1,196,414 of debt discount and debt issuance costs and the Ultraco Debt Facility of $69,800,000, net of $1,173,490 of debt discount and debt issuance costs.
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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the six months ended June 30, 2018, six of our vessels completed drydock and two vessels are still in drydock as of June 30, 2018 and we incurred expenditures of $4,632,000. In the six months ended June 30, 2017, one vessel was drydocked. The following table represents certain information about the estimated costs for anticipated vessel drydockings in the next four quarters, along with the anticipated off-hire days:

Quarter Ending	Off-hire Days(1)	Projected Costs(2)
September 30, 2018 (3)	57	$3.2 million
December 31, 2018	—	—
March 31, 2019	84	$2.8 million
June 30, 2019	25	$1.0 million

(1) Actual duration of drydocking will vary based on the condition of the vessel, yard schedules and other factors.
(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
(3)During the third quarter of 2018, the vessel Westport Eagle is undergoing repairs at a yard in China. The main engine crankshaft failed in service and is being replaced by the engine manufacturer. The cost of the repair is covered by hull and machinery insurance less the deductible of $100,000. The cause of the failure is unknown at this time and is being investigated by technical and scientific experts in the fields of strength of materials, metal fatigue and torsional analysis. The vessel is expected to be out of service for an estimated 70 days, and to return to service around September 15, 2018.

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
As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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
101*
The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i)Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the three and six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the six months ended June 30, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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
Date: August 8, 2018
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: August 8, 2018