Form 10-Q
period 2018-09-30
Eagle Bulk Shipping Inc.
filed 2018-11-07
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code: (203) 276-8100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Number of shares of registrant’s common stock outstanding as of November 6, 2018: 72,592,614
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the period ended September 30, 2018 (the "Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$80,737,065	$56,251,044
Accounts receivable	16,142,605	17,246,540
Prepaid expenses	2,268,409	3,010,766
Short-term investment	—	4,500,000
Inventories	13,276,431	14,113,079
Vessel held for sale	—	9,316,095
Other current assets	2,693,532	785,027
Total current assets	115,118,042	105,222,551
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $121,559,765 and $99,910,416, respectively	678,145,389	690,236,419
Advance for vessel purchase	4,235,000	2,201,773
Other fixed assets, net of accumulated amortization of $480,408 and $343,799, respectively	631,572	617,343
Restricted cash	10,907,592	74,917
Deferred drydock costs, net	11,859,492	9,749,751
Deferred financing costs - Super Senior Facility	285,342	190,000
Other assets	5,311,124	57,181
Total noncurrent assets	711,375,511	703,127,384
Total assets	$826,493,553	$808,349,935
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,909,052	$7,470,844
Accrued interest	5,951,817	1,790,315
Other accrued liabilities	8,122,256	11,810,366
Fair value of derivatives	585,795	73,170
Unearned charter hire revenue	5,974,568	5,678,673
Current portion of long-term debt	23,750,285	4,000,000
Total current liabilities	53,293,773	30,823,368
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	186,702,844	189,950,329
New First Lien Facility, net of debt discount and debt issuance costs	50,271,447	63,758,185
Ultraco Debt Facility, net of debt discount and debt issuance costs	61,550,621	59,975,162
Other liabilities	212,788	177,846
Fair value below contract value of time charters acquired	1,988,586	2,500,012
Total noncurrent liabilities	300,726,286	316,361,534
Total liabilities	354,020,059	347,184,902
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 70,924,609 and 70,394,307 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	709,247	703,944
Additional paid-in capital	893,627,836	887,625,902
Accumulated deficit	(421,863,589)	(427,164,813)
Total stockholders’ equity	472,473,494	461,165,033
Total liabilities and stockholders’ equity	$826,493,553	$808,349,935

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues, net	$69,092,740	$62,710,903	$223,402,049	$162,197,184

Voyage expenses	15,126,287	17,462,699	54,845,843	44,195,710
Vessel expenses	19,568,961	20,110,123	61,224,734	57,374,444
Charter hire expenses	7,459,921	9,652,468	27,836,243	19,971,380
Depreciation and amortization	9,460,192	8,980,992	28,009,067	24,494,397
General and administrative expenses	8,882,790	8,620,938	27,692,259	24,989,738
Gain on sale of vessels	(235,695)	(202,487)	(340,768)	(2,100,386)
Total operating expenses	60,262,456	64,624,733	199,267,378	168,925,283
Operating income/(loss)	8,830,284	(1,913,830)	24,134,671	(6,728,099)

Interest expense	6,574,826	7,836,999	19,222,906	21,140,746
Interest income	(130,020)	(142,940)	(337,248)	(518,379)
Other expense /(income)	(199,344)	647,457	(839,321)	(138,206)
Total other expense, net	6,245,462	8,341,516	18,046,337	20,484,161
Net income/(loss)	$2,584,822	$(10,255,346)	$6,088,334	$(27,212,260)

Weighted average shares outstanding:
Basic	70,649,556	70,329,252	70,539,951	68,782,517
Diluted	72,356,655	70,329,252	71,855,683	68,782,517

Per share amounts:
Basic income/(loss)	$0.04	$(0.15)	$0.09	$(0.40)
Diluted income/(loss)	$0.04	$(0.15)	$0.08	$(0.40)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

     Condensed Consolidated Statements of Comprehensive Income/(Loss)
for the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income/(loss)	$2,584,822	$(10,255,346)	$6,088,334	$(27,212,260)

Comprehensive income/(loss)	$2,584,822	$(10,255,346)	$6,088,334	$(27,212,260)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	70,394,307	$703,944	$887,625,902	$(427,164,813)	$461,165,033

Cumulative effect of accounting change (Note 2) *	—	—	—	(787,110)	(787,110)
Net income	—	—	—	6,088,334	6,088,334
Issuance of shares due to vesting of restricted shares and exercise of options	530,302	5,293	(5,293)	—	—
Cash received due to exercise of stock options	—	10	4,856	—	4,866
Cash used to settle net share equity awards		—	(2,018,195)	—	(2,018,195)
Stock-based compensation	—	—	8,020,566	—	8,020,566
Balance at September 30, 2018	70,924,609	$709,247	$893,627,836	$(421,863,589)	$472,473,494

* The opening accumulated deficit has been adjusted on January 1, 2018 in connection with adoption of Accounting Standards Update 2014-09 ("ASC 606"). Please refer to Note 2 "Recent Accounting Pronouncements" to the condensed consolidated financial statements.

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

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income/(loss)	$6,088,334	$(27,212,260)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	24,115,813	21,436,051
Amortization of deferred drydocking costs	3,893,254	3,058,346
Amortization of debt issuance costs	1,433,971	4,558,145
Amortization of fair value below contract value of time charter acquired	(511,426)	(546,308)
Payment-in-kind interest on debt	—	7,749,872
Net unrealized gain on fair value of derivative instruments	(52,506)	126,651
Stock-based compensation expense	8,020,566	6,998,960
Drydocking expenditures	(6,536,478)	(2,772,678)
Gain on sale of vessels	(340,768)	(2,100,386)
Fees paid on time charter termination	—	(1,500,000)
Changes in operating assets and liabilities:
Accounts receivable	1,103,935	(5,068,678)
Other current and non-current assets	(553,987)	(1,917,446)
Prepaid expenses	742,357	972,635
Inventories	836,648	(1,725,658)
Accounts payable	1,438,208	97,856
Accrued interest	4,161,502	11,578
Other accrued and other non-current liabilities	(4,061,872)	(2,211,819)
Unearned revenue	(1,287,723)	1,527,824
Net cash provided by operating activities	38,489,828	1,482,685

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(20,043,324)	(174,004,286)
Advance paid for purchase of vessel and scrubbers	(8,182,119)	—
Proceeds from redemption of Short-term investment	4,500,000	—
Proceeds from sale of vessels	20,545,202	18,400,000
Purchase of other fixed assets	(148,770)	(183,344)
Net cash used in investing activities	(3,329,011)	(155,787,630)

Cash flows from financing activities:
Repayment of term loan under First Lien Facility	—	(9,200,000)
Repayment of revolver loan under First Lien Facility	—	(5,000,000)
Repayment of revolver loan under New First Lien Facility	(5,000,000)	—
Proceeds from Ultraco Debt Facility	8,600,000	61,200,000
Proceeds from the common stock private placement, net of issuance costs	—	96,030,003
Cash received from exercise of stock options	4,866	—
Cash used to settle net share equity awards	(2,018,195)	—
Financing costs paid to the lender - Ultraco Debt Facility	—	(918,000)
Other financing costs	(1,428,792)	—
Net cash provided by financing activities	157,879	142,112,003

Net increase/(decrease) in cash and cash equivalents and restricted cash	35,318,696	(12,192,942)
Cash and cash equivalents and restricted cash at beginning of period	56,325,961	76,591,027
Cash and cash equivalents and restricted cash at end of period	$91,644,657	$64,398,085
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$13,627,434	$8,821,178
Non-cash deferred financing costs included in other liabilities	—	575,000

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
As of September 30, 2018, the Company owned and operated a modern fleet of 46 oceangoing vessels, including 34 Supramax and 12 Ultramax vessels with a combined carrying capacity of 2,640,132 deadweight tonnage ("dwt") and an average age of approximately 8.8 years. Additionally, the Company charters-in two 61,400 dwt, 2013 built Ultramax vessels for a remaining period of approximately three years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
For the three and nine months ended September 30, 2018 and 2017, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
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
We recorded an adjustment of approximately $0.8 million to increase our opening accumulated deficit and increase our unearned revenue and other current assets on our Condensed Consolidated Balance Sheet on January 1, 2018. Please refer to Note 2 "Recent Accounting Pronouncements" for further information.
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

Note 2. Recent Accounting Pronouncements
Revenue Recognition
Our shipping revenues are principally generated from time charters and voyage charters. In a time charter contract, the vessel is hired by the charterer for a specified period of time in exchange for consideration which is based on a daily hire rate. The charterer has the full discretion over the ports visited, shipping routes and vessel speed. The contract/charter party generally provides typical warranties regarding the speed and performance of the vessel. The charter party generally has some owner protective restrictions such that the vessel is sent only to safe ports by the charterer, subject always to compliance with applicable sanction laws, and carry only lawful or non hazardous cargo. In a time charter contract, the Company is responsible for all the costs incurred for running the vessel such as crew costs, vessel insurance, repairs and maintenance and lubes. The charterer bears the voyage related costs such as bunker expenses, port charges and canal tolls during the hire period. The performance obligations in a time charter contract are satisfied over the term of the contract beginning when the vessel is delivered to the charterer until it is redelivered back to the Company. The charterer generally pays the charter hire in advance of the upcoming contract period. The time charter contracts are considered operating leases and therefore do not fall under the scope of ASC 606 because (i) the vessel is an identifiable asset (ii) the Company does not have substantive substitution rights and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives the economic benefits from such use.
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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company as the shipowner retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three and nine months ended September 30, 2018 is not material.
The following table shows the revenues earned from time charters and voyage charters for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Time charters	$36,509,900	$103,188,591
Voyage charters	32,582,840	120,213,458
	$69,092,740	$223,402,049

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
Further, the adoption of ASC 606 impacted the accounts receivable and unearned revenue on our Condensed Consolidated Balance Sheet as of September 30, 2018. Under ASC 606, receivables represent an entity's unconditional right to consideration, billed or unbilled. The Company determined that the performance obligations on its spot voyage charters do not begin to be satisfied unless the vessel arrives at the load port and commences loading the cargo. This impacted the amount of accounts receivable and unearned revenue recorded in our Condensed Consolidated Balance Sheet.
The following table presents the impact of the adoption of ASC 606 on our Condensed Consolidated Balance Sheet at September 30, 2018:

	As of September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable	$16,142,605	$16,959,548	$(816,943)
Other current assets	2,693,532	2,289,473	404,059
Liabilities
Unearned charter hire revenue	5,974,568	5,751,495	223,073

The following table presents the impact of the adoption of ASC 606 on our Condensed Consolidated Statement of Operations:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change	As Reported	Balances without Adoption of ASC 606	Effect of Change
Revenue,net	$69,092,740	$69,030,905	$61,835	$223,402,049	$222,858,447	$543,602

Voyage expenses	15,126,287	15,141,151	14,864	54,845,843	54,646,287	(199,556)
Charter hire expenses	7,459,921	7,453,073	(6,848)	27,836,243	27,614,242	(222,001)

Net income	2,584,822	2,514,971	69,851	6,088,334	5,966,289	122,045

Basic income per share	$0.04	$0.04	$0.00	$0.09	$0.09	$0.00
Diluted income per share	$0.04	$0.03	$0.00	$0.08	$0.08	$0.00
The cumulative effect of changes made to our opening Consolidated Balance Sheet on January 1, 2018 for the adoption of ASC 606:

	December 31, 2017	Effect of Adoption of ASC 606	January 1, 2018
Assets
Other current assets (1)	$785,027	$796,508	$1,581,535
Liabilities
Unearned charter hire revenue (2)	5,678,673	1,583,618	7,262,291
Stockholders' equity
Accumulated deficit	(427,164,813)	(787,110)	(427,951,923)
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

The adoption of ASC 606 had no impact on net cash provided by operating activities, investing activities and financing activities for the three and nine months ended September 30, 2018.

Cash, cash equivalents and restricted cash
In November 2016, the FASB issued ASU 2016-18. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts described as restricted cash and restricted cash equivalents. Therefore, the restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this accounting standard as of January 1, 2018 and $10,907,592 of restricted cash has been aggregated with the cash and cash equivalents as of September 30, 2018. Additionally, we retrospectively aggregated $74,917 of restricted cash with cash and cash equivalents in both the beginning-of-period and end-of-period line items at the bottom of the statements of cash flows for nine months ended September 30, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The requirements of this standard include an increase in required disclosures. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In July, 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new lease standard, which allows for a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company plans to elect this transition method as of January 1, 2019.
The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures. Management expects that the Company will recognize increases in reported amounts for vessel and other fixed assets and related lease liabilities upon adoption of the new standard. The Company currently charters in two vessels with lease terms of more than 12 months and  has two operating leases for the Company’s offices in Stamford, CT and Singapore. Refer to “Note 6 Commitments and Contingencies” to the condensed consolidated financial statements for disclosure about the Company’s time charter commitments as of September 30, 2018.

Note 3. Vessels
Vessel and Vessel Improvements
As of September 30, 2018, the Company’s owned operating fleet consisted of 46 dry bulk vessels.
On December 19, 2017, the Company, through its subsidiary Eagle Bulk Ultraco LLC, signed a memorandum of agreement to acquire a 2015 built Ultramax vessel for $21.3 million. The Company took delivery of the vessel, the New London Eagle on January 9, 2018.
On August 30, 2017, the Company signed a memorandum of agreement to sell the vessel Avocet for $9.6 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in the second quarter of 2018. The Company recorded a gain of $0.1 million in its condensed consolidated statement of operations for the three and nine months ended September 30, 2018.
On March 23, 2018, the Company signed a memorandum of agreement to sell the vessel Thrush for $10.8 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in the third quarter of 2018. As per the bond terms under the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted cash account to be used to finance the acquisition of additional vessels in Shipco. As a result, the Company recorded the proceeds of the sale of Thrush as restricted cash at September 30, 2018 in the condensed consolidated financial statements. Please refer to Note 4 "Debt" to the condensed consolidated financial statements. The Company recorded a gain of $0.2 million in its condensed consolidated statements of operations for the three and nine months ended September 30, 2018.
On July 20, 2018, the Company, through its subsidiary Eagle Bulk Ultraco LLC, signed a memorandum of agreement to acquire a 2014 built Ultramax vessel for $21.3 million. The Company paid $4.2 million as an advance payment for the acquisition as of September 30, 2018. The Company took delivery of the vessel, Hamburg Eagle on October 22, 2018.
On August 14, 2018, the Company entered into a contract for installation of ballast water treatment systems ("BWTS") on 46 of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings.
On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 scrubber systems which are to be retrofitted on the vessels. The Agreements are comprised of firm orders for 19 scrubber systems and up to an additional 18 units, at the Company’s option. The projected costs, including installation, is approximately $2.0 million per scrubber system. The

Company intends to complete the retrofit of all 19 vessels prior to the January 1, 2020 implementation date of the new sulphur emission cap regulation, as set forth by the International Maritime Organization (“IMO”). The Company recorded $4.4 million of scrubber system costs and $0.3 million for BWTS in other assets in the condensed consolidated balance sheet as of September 30, 2018.

Vessel and vessel improvements consist of the following:

Vessels and Vessel Improvements, at December 31, 2017	$690,236,419
Advance paid for purchase of New London Eagle at December 31, 2017	2,201,773
Purchase of Vessels and Vessel Improvements	20,043,324
Disposal of vessel	(10,354,855)
Vessel depreciation expense	(23,981,272)
Vessels and Vessel Improvements, at September 30, 2018	$678,145,389
Note 4. Debt

	September 30, 2018	December 31, 2017
Norwegian Bond Debt	$200,000,000	$200,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(5,297,156)	(6,049,671)
Less:Current portion of Norwegian Bond Debt	(8,000,000)	(4,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	186,702,844	189,950,329
New First Lien Facility *	60,000,000	65,000,000
Debt discount and debt issuance costs - New First Lien Facility	(1,128,553)	(1,241,815)
Less:Current portion of New First Lien Facility	(8,600,000)	—
New First Lien Facility, net of debt issuance costs and debt discount	50,271,447	63,758,185
Ultraco Debt Facility	69,800,000	61,200,000
Debt discount and debt issuance costs - Ultraco Debt Facility	(1,099,094)	(1,224,838)
Less:Current portion of Ultraco Debt Facility	(7,150,285)	—
Ultraco Debt Facility, net of debt issuance costs and debt discount	61,550,621	59,975,162
Total long-term debt, net of debt issuance costs and debt discount	$298,524,912	$313,683,676
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

The Norwegian Bond Debt is guaranteed by the limited liability companies that are subsidiaries of the Issuer and the legal and beneficial owners of 27 security vessels (the "Shipco Vessels") in the Company’s fleet, and are secured by mortgages over such security vessels, a pledge granted by the Company over all of the shares of the Issuer, a pledge granted by the Issuer over all the shares in the Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and the Issuer or its subsidiaries.

Pursuant to the Bond Terms, interest on the Bonds will accrue at a rate of 8.25% per annum on the nominal amount of each of the Bonds from November 28, 2017, payable semi-annually on May 29 and November 29 of each year (each, an “Interest Payment Date”), commencing May 29, 2018. The Bonds will mature on November 28, 2022. On each Interest Payment Date from and including November 29, 2018, the Issuer must repay an amount of $4,000,000, plus accrued interest thereon. Any outstanding Bonds must be repaid in full on the Maturity Date at a price equal to 100% of the nominal amount, plus accrued interest thereon.

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

The Bond Terms contain certain financial covenants that the Issuer’s leverage ratio defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12,500,000. Shipco is in compliance with its financial covenants as of September 30, 2018.

On March 23, 2018, the Company signed a memorandum of agreement to sell the vessel Thrush for $10.8 million after brokerage commissions and associated selling expenses. Pursuant to the Bond Terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco. As a result, the Company recorded the proceeds of the sale of Thrush as restricted cash at September 30, 2018 in the condensed consolidated financial statements.

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

The New First Lien Facility contains financial covenants requiring Eagle Shipping to maintain minimum liquidity of $500,000 in respect of each Eagle Shipping Vessel and to maintain a consolidated interest coverage ratio beginning for the fiscal quarter ending on September 30, 2019, of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00. In addition, the New First Lien Facility also imposes operating restrictions on Eagle Shipping and the Guarantors, including limiting Eagle Shipping’s and the Guarantors’ ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur. Eagle Shipping is in compliance with its financial covenants as of September 30, 2018.

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

As of September 30, 2018, the availability under the Revolving Loan is $5.0 million.

Super Senior Facility

On December 8, 2017, Shipco entered into the Super Senior Revolving Facility Agreement (the "Super Senior Facility"), by and among Shipco as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent, which provides for a revolving credit facility in an aggregate amount of up to $15,000,000. The proceeds of the Super Senior Facility, which are currently undrawn, are expected, pursuant to the terms of the Super Senior Facility, to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries. The Super Senior Facility matures on August 28, 2022. Shipco incurred $285,342 as other financing costs in connection with the transaction which was recorded as deferred financing costs on the condensed consolidated balance sheet at September 30, 2018.

As of September 30, 2018, the availability under the Super Senior Facility is $15,000,000.

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

Shipco’s obligations under the Super Senior Facility are guaranteed by the limited liability companies that are subsidiaries of Shipco and the legal and beneficial owners of 27 vessels in the Company’s fleet (the “Eagle Shipco Vessel Owners”), and will be secured by mortgages over such vessels, a pledge granted by the Company over all of the shares of Shipco, a pledge granted by Shipco over all the shares in the Eagle Shipco Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and Shipco or its subsidiaries. The Super Senior Facility ranks super senior to the Bonds with respect to any proceeds from any enforcement action relating to security or guarantees for both the Super Senior Facility and the Bonds.

The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit Shipco’s and its subsidiaries’ ability to do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12,500,000. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100,000,000 is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants as of September 30, 2018.

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

On October 17, 2018, Ultraco entered into a Second Amendment (the "Second Amendment") to the Ultraco Debt Facility to increase the commitments for the purpose of financing the acquisition of an additional vessel by Hamburg Eagle LLC, a wholly owned subsidiary of Ultraco and additional guarantor under the Ultraco Debt Facility. The increase in the commitments was $12.8 million. Ultraco took delivery of the vessel on October 22, 2018 and drew down $12.8 million. The Company paid $0.2 million as financing costs to the lender in connection with the transaction. The Company paid a deposit of $4.2 million for the purchase of the vessel as of September 30, 2018.

As of September 30, 2018, Ultraco has drawn $69.8 million of the credit facility relating to the acquisition of the 10 Ultramax vessels.

The Ultraco Debt Facility matures on the earlier of (i) five years after the delivery of the last remaining Greenship Vessel to occur and (ii) October 31, 2022. There are no fixed repayments until January 2019 (the "First Repayment Date"). Ultraco is required to make quarterly repayments of principal in an amount of $1,787,571 excluding the impact of the recent drawdown on the Hamburg Eagle, beginning in the first quarter of 2019 with a final balloon payment to be made at maturity. The Ultraco Debt Facility allows for increased commitments, subject to the satisfaction of certain conditions and the obtaining of certain approvals, in an aggregate principal amount as of September 30, 2018, of up to the lesser of (i) $$30,200,000 excluding the drawdown of $12,800,000 made with the Second Amendment for the acquisition of the Hamburg Eagle and (ii) 40% of the aggregate fair market value of any additional vessels to be financed with such incremental commitment.

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

Interest Rates

For the three and nine months ended September 30, 2018, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was approximately 8.80%.

For the three months ended September 30, 2018, the interest rate on the New First Lien Facility was 5.82% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 6.45%.

For the nine months ended September 30, 2018, interest rates on the New First Lien Facility ranged from 4.91% to

5.82% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 6.03%.

For the three months ended September 30, 2018, the interest rate on the Ultraco Debt Facility ranged from 5.28% to 5.34% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 5.70%.

For the nine months ended September 30, 2018, interest rates on the Ultraco Debt Facility ranged from 4.64% to 5.34% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 5.60%.
 For the three months ended September 30, 2017, interest rates on the First Lien Facility ranged from 5.23% to 5.30% including a margin over LIBOR applicable under the terms of the First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate including the amortization of debt discount for this period was 6.47%.

 For the nine months ended September 30, 2017, interest rates on our outstanding debt under the First Lien Facility ranged from 4.77% to 5.30%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 6.13%.

 For the three months ended September 30, 2017, the interest rate on the Ultraco Debt Facility ranged from 4.19% to 4.25% including a margin over LIBOR applicable under the terms of the Ultraco Debt Facility which was entered into on June 28, 2017. The weighted average effective interest rate for this period was 4.55%.

 For the three and nine months ended September 30, 2017, the payment-in-kind interest rate on our Second Lien Facility was 15% including a margin over LIBOR. The weighted average effective interest rate on our Second Lien Facility including the amortization of debt discount for these periods was 17.05%.

Interest Expense consisted of:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
First Lien Facility	$—	$2,822,208	$—	$8,233,130
Norwegian Bond Debt	4,216,667	—	12,420,834	—
New First Lien Facility	920,662	—	2,596,855	—
Amortization of Debt issuance costs	463,618	1,656,197	1,433,971	4,558,145
Payment in kind interest on Second Lien Facility	—	2,772,652	—	7,749,872
Ultraco Debt Facility	942,879	585,942	2,680,580	599,599
Super Senior Facility - commitment fees	31,000	—	90,666	—
Total Interest Expense	$6,574,826	$7,836,999	$19,222,906	$21,140,746
Interest paid amounted to $13,627,434 and $8,821,178 for the nine months ended September 30, 2018 and 2017, respectively.

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
 Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Exit Financing Facility, as guarantors, entered into a Second Lien Facility with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Facility provided for a term loan in the amount of $60,000,000 (the “Second Lien Facility”), and scheduled to mature on January 14, 2020. The term loan under the Second Lien Facility bore interest at a rate of LIBOR plus 14.00% per annum with a 1.0% LIBOR floor paid in kind quarterly in arrears. The payment-in-kind interest represents a non-cash operating and financing activity on the condensed consolidated statements of cash flows for the nine month period ended September 30, 2017
On December 8, 2017, in connection with the refinancing defined above, Eagle Shipping repaid the outstanding debt and accumulated payment-in-kind interest aggregating $77.4 million, and discharged the debt under the Second Lien Facility in full.

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations, excluding the impact of any future vessel sales, for the next five years.

	Norwegian Bond Debt	New First Lien Facility	Ultraco Debt Facility*	Total
Three months ended December 31, 2018	$4,000,000	$—	$—	$4,000,000
2019	8,000,000	10,750,000	8,937,855	27,687,855
2020	8,000,000	8,600,000	7,150,285	23,750,285
2021	8,000,000	8,600,000	7,150,285	23,750,285
2022	172,000,000	32,050,000	46,561,575	250,611,575
	$200,000,000	$60,000,000	$69,800,000	$329,800,000
*The scheduled maturities of principal amounts for the Ultraco Debt Facility exclude the impact of the Second Amendment and subsequent drawdown of $12.8 million for the acquisition of the Hamburg Eagle on October 22, 2018.
Note 5. Derivative Instruments and Fair Value Measurements
Forward freight agreements and bunker swaps
The Company trades in forward freight agreements (“FFAs”) and bunker swaps, with the objective of utilizing these markets as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains and losses are recognized as a component of other expense in the Condensed Consolidated Statements of Operations and Other current assets and Fair value of derivatives in the Consolidated Balance Sheets. Derivatives are considered to be Level 2 instruments in the fair value hierarchy.

The effect of non-designated derivative instruments on the condensed consolidated statements of operations is as follows:

		Amount of (gain)/loss
Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	For the Three Months Ended		For the For the Nine Months Ended
		September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
FFAs	Other expense/(income)	$163,848	$862,224	$246,280	$73,509
Bunker Swaps	Other expense/(income)	(363,192)	(214,767)	(1,085,601)	(211,715)
Total		$(199,344)	$647,457	$(839,321)	$(138,206)

Derivatives not designated as hedging instruments	Balance Sheet location	Fair Value of Derivatives
		September 30, 2018	December 31, 2017
FFAs	Fair value of derivatives	$585,795	$73,170
FFAs	Other current assets	10,530	—
Bunker Swaps	Other current assets	683,446	128,845
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of September 30, 2018 and December 31, 2017, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $737,201 and $178,836, respectively, which is recorded within other current assets in the condensed consolidated balance sheets.
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
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

		Fair Value
	Carrying Value	Level 1	Level 2
September 30, 2018
Assets
Cash and cash equivalents (1)	$91,644,657	$91,644,657	$—
Liabilities (3)
Norwegian Bond Debt *	194,702,844	—	206,100,000
New First Lien Facility **	58,871,447	—	60,000,000
Ultraco Debt Facility **	68,700,906	—	69,800,000
* The fair value of the Bonds is based on the last trade on August 31, 2018 on Bloomberg.com.
** The fair value of the New First Lien Facility and the Ultraco Debt Facility is based on the required repayment to the lenders if the debt was discharged in full on September 30, 2018.

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2017
Assets
Cash and cash equivalents (1)	$56,325,961	$56,325,961	$—
Short-term investment	4,500,000	—	4,500,000
Liabilities (3)
Norwegian Bond Debt (2)	193,950,329	—	200,990,000
New First Lien Facility	63,758,185	—	65,000,000
Ultraco Debt Facility	59,975,162	—	61,200,000
(1) Includes non-current restricted cash aggregating $10,907,592 at September 30, 2018 and $74,917 at December 31, 2017.
(2) The fair value of the Bonds is based on the last trade on December 21, 2017.

(3) The carrying value of the debt facilities is net of debt discount and debt issuance costs and includes current portion of the debt.

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
On May 4, 2018, the Company entered into an agreement to charter-in a 61,425 dwt 2013 built Ultramax vessel for three years with an option for an additional two years. The hire rate for the first three years is $12,700 per day and $13,750 per day for the 1st year option and $14,750 per day for the second year option. The Company took delivery of the vessel in the third quarter of 2018.
On August 14, 2018, the Company entered into a contract for installation of ballast water treatment systems ("BWTS") on 46 of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings.
On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 scrubber systems which are to be retrofitted on the vessels. The Agreements are comprised of firm orders for 19 scrubber systems and up to an additional 18 units, at the Company’s option. The projected cost, including installation, is approximately $2.0 million per scrubber system. The Company intends to complete the retrofit of all 19 vessels prior to the January 1, 2020 implementation date of the new sulphur emission cap regulation, as set forth by the International Maritime Organization (“IMO”). The Company recorded $4.4 million as an advance payment in other assets in the condensed consolidated balance sheet as of September 30, 2018.

On October 17, 2018, Ultraco entered into a Second Amendment (the "Second Amendment") to the Ultraco Debt Facility to increase the commitments for the purpose of financing the acquisition of an additional vessel by Hamburg Eagle LLC, a wholly owned subsidiary of Ultraco and additional guarantor under the Ultraco Debt Facility. The increase in the commitments was $12.8 million. Ultraco took delivery of the vessel on October 22, 2018 and drew down $12.8 million. The Company paid $0.2 million as financing costs to the lender in connection with the transaction. The Company paid a deposit of $4.2 million for the purchase of the vessel as of September 30, 2018.

Note 7. Income/(loss) Per Common Share
The computation of basic net income/(loss) per share is based on the weighted average number of common shares outstanding for the three and nine months ended September 30, 2018 and 2017. Diluted net income/(loss) per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of September 30, 2018 does not include 1,452 stock awards, 352,000 stock options and 152,266 warrants, as their effect was anti-dilutive. Diluted net loss per share for the three months ended September 30, 2017 does not include 1,843,211 stock awards, 1,865,865 stock options and 152,266 warrants, as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income/(loss)	$2,584,822	$(10,255,346)	6,088,334	$(27,212,260)
Weighted Average Shares - Basic	70,649,556	70,329,252	70,539,951	68,782,517
Dilutive effect of stock options and restricted stock units	1,707,099	—	1,315,732	—
Weighted Average Shares - Diluted	72,356,655	70,329,252	71,855,683	68,782,517
Basic income/(loss) per share	$0.04	$(0.15)	$0.09	$(0.40)
Diluted income/(loss) per share	$0.04	$(0.15)	$0.08	$(0.40)

Note 8. Stock Incentive Plans
On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 5,348,613 shares of common stock, which may be issued under the 2016 Plan. The 2016 Plan replaced the post-emergence Management Incentive Program (the “2014 Plan”) and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired, otherwise terminated, or canceled. As of December 31, 2016, 24,644 shares of common stock were subject to outstanding awards under the 2014 Plan. Under the terms of the 2016 Plan, awards for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan to any one employee of the Company and its subsidiaries during any one calendar year, and awards in the form of options and stock appreciation rights for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan. The total number of shares of common stock with respect to which awards may be granted under the 2016 Plan to any non-employee director during any one calendar year shall not exceed 500,000, subject to adjustment as provided in the 2016 Plan. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2018 at the fair market value equivalent to the maximum statutory withholding obligation, and remitted that amount in cash to the appropriate taxation authorities.
On January 4, 2018, the Company granted 948,500 restricted shares as a company wide grant to all employees. The fair value of the grant based on the closing share price on January 4, 2018 was $4.5 million. The shares will vest in equal installments over a three year term. Amortization of this charge utilizing the graded method of vesting, which is included in General and administrative expenses for the three and nine months ended September 30, 2018, was $0.6 million and $2.0 million, respectively. Additionally, the Company granted 30,000 common shares to its board of directors. The fair value of the grant based on the closing share price on January 10, 2018 was $0.1 million. The shares vested immediately.
As of September 30, 2018 and December 31, 2017, stock awards covering a total of 1,743,816 and 1,716,928 of the Company’s common shares, respectively, are outstanding under the 2014 Plan and 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.
As of September 30, 2018 and December 31, 2017, options covering 2,290,211 and 2,301,046 of the Company’s common shares, respectively, are outstanding with exercise prices ranging from $4.28 to $505.00 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within seven years from the effective date.
Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Stock awards /Stock Option Plans	$2,100,056	$2,350,209	$8,020,566	$6,998,960

The future compensation to be recognized for all the grants issued for the three month period ending December 31, 2018, and the years ending December 31, 2019 and 2020 will be $1,194,029, $2,585,709 and $648,078, respectively.
Note 9. Subsequent Events

On October 17, 2018, Ultraco entered into the Second Amendment to the Ultraco Debt Facility to increase the commitments for the purpose of financing the acquisition of an additional vessel by Hamburg Eagle LLC, a wholly owned subsidiary of Ultraco and additional guarantor under the Ultraco Debt Facility. The increase in the commitments was $12.8 million. Ultraco took delivery of the vessel on October 22, 2018 and drew down $12.8 million. The Company paid $0.2 million as financing costs to the lender in connection with the transaction. The Company paid a deposit of $4.2 million for the purchase of the vessel as of September 30, 2018.

On November 6, 2018, the Company received the approval for an amendment to the Bond Terms to allow for the proceeds from the sale of the Shipco vessels for partial financing of four Scrubbers to be retrofitted to the Shipco vessels. Pursuant to the Bond Terms, the amendments required the support from holders of at least 2/3 of the Bonds represented at the meeting. Of the attending holders, 85.36% of the attending holders voted in favor of the amendments at a meeting having the requisite quorum under the Bond Terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2017, which were included in our Form 10-K, filed with the SEC on March 12, 2018. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax dry bulk vessels in the world. Supramax dry bulk vessels range in size from approximately 50,000 to 59,000 dwt and Ultramax dry bulk vessels range in size from 60,000 to 65,000 dwt. Supramax and Ultramax vessels are equipped with cranes and grabs, which are used to load and discharge cargo. They are considered a sub-category of the Handymax segment typically defined as 40,000 to 65,000 dwt. We transport a broad range of major and minor bulk cargoes, including but not limited to coal, grain, ore, petcoke, cement and fertilizer, along worldwide shipping routes. As of September 30, 2018, we owned and operated a modern fleet of 46 Supramax/Ultramax dry bulk vessels. We chartered-in a 61,400 dwt, 2013 built Japanese vessel for approximately three years with an option for two additional years and a 61,425 dwt, 2013 built Supramax for a remaining period of approximately three years with an option for two additional years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/Ultramax dry bulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax dry bulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class vessels make them attractive to cargo interests and vessel charterers. The Company’s owned operating fleet consisted of 46 dry bulk vessels, with an aggregate carrying capacity of 2,640,132 dwt with an average age of approximately 8.8 years as of September 30, 2018.
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
We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of September 30, 2018:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Nov 2018	$13,250

Canary	2009	57,809	Oct 2018	Voyage

Cardinal	2004	55,362	Oct 2018	Voyage

Condor	2001	50,296	Nov 2018	Voyage

Crane	2010	57,809	Nov 2018	$12,000

Crested Eagle	2009	55,989	Nov 2018	$3,150	(1)

Crowned Eagle	2008	55,940	Oct 2018	$9,050

Egret Bulker	2010	57,809	Nov 2018	$12,000

Fairfield Eagle	2013	63,301	Oct 2018	$21,500

Gannet Bulker	2010	57,809	Oct 2018	Voyage

Greenwich Eagle	2013	63,301	Oct 2018	$20,500

Golden Eagle	2010	55,989	Oct 2018	$17,000

Goldeneye	2002	52,421	Oct 2018	Voyage

Grebe Bulker	2010	57,809	Nov 2018	$16,600

Groton Eagle	2013	63,200	Jan 2019	$10,250

Hawk I	2001	50,296	Oct 2018	$12,750

Ibis Bulker	2010	57,775	Oct 2018	Voyage

Imperial Eagle	2010	55,989	Oct 2018	$13,750

Jaeger	2004	52,248	Oct 2018	Voyage

Jay	2010	57,802	Oct 2018	$9,250

Kestrel I	2004	50,326	Jan 2019	$10,250

Kingfisher	2010	57,776	Oct 2018	$18,000

Madison Eagle	2013	63,303	Oct 2018	$13,500

Martin	2010	57,809	Oct 2018	$11,500

Merlin	2001	50,296	Oct 2018	$12,350

Mystic Eagle	2013	63,301	Nov 2018	Voyage

New London Eagle	2015	63,140	Oct 2018	$9,750

Nighthawk	2011	57,809	Oct 2018	$13,500

Oriole	2011	57,809	Oct 2018	$13,500

Osprey I	2002	50,206	Oct 2018	$11,000

Owl	2011	57,809	Oct 2018	Voyage

Petrel Bulker	2011	57,809	Nov 2018	$19,000

Puffin Bulker	2011	57,809	Oct 2018	$11,850

Roadrunner Bulker	2011	57,809	Oct 2018	Voyage

Rowayton Eagle	2013	63,301	Oct 2018	$22,000

Sandpiper Bulker	2011	57,809	Dec 2018	$13,500

Shrike	2003	53,343	Oct 2018	$14,250

Singapore Eagle	2017	61,530	Oct 2018	Voyage

Skua	2003	53,350	Oct 2018	Voyage

Southport Eagle	2013	63,301	Dec 2018	$7,400	(2)

Stamford Eagle	2016	61,530	Oct 2018	Voyage

Stellar Eagle	2009	55,989	Nov 2018	$3,750	(3)

Stonington Eagle	2012	63,301	Oct 2019	$11,650

Tern	2003	50,200	Nov 2019	$12,000

Thrasher	2010	53,360	Oct 2018	Voyage

Westport Eagle	2015	63,344	Dec 2018	$6,000	(4)

(1)	The vessel is contracted to continue the existing time charter at an increased charter rate of $12,000 after October 25, 2018.

(2)	The vessel is contracted to continue the existing time charter at an increased charter rate of $13,250 after November 16, 2018.

(3)	The vessel is contracted to continue the existing time charter at an increased charter rate of $11,500 after October 23, 2018.

(4)	The vessel is contracted to continue the existing time charter at an increased charter rate of $13,500 after November 17, 2018.

Fleet Management
The management of our fleet includes the following functions:

•	Strategic management. We locate and obtain financing and insurance for, the purchase and sale of vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. We have established an in-house technical management function to perform day-to-day operations and maintenance of our vessels.
Commercial and Strategic Management
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We have offices in Singapore and Hamburg, Germany, through which we provide round the clock management services to our owned and chartered-in fleet. We currently have 90 shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 12, 2018 except for the new accounting pronouncements adopted as of January 1, 2018. Please refer to Note 2 "Recent Accounting Pronouncements" to the condensed consolidated financial statements for further discussion.
Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the value of stock-based compensation and the fair value of derivatives. Actual results could differ from those estimates.
Results of Operations for the three and nine months ended September 30, 2018 and 2017:
Fleet Data
We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Ownership Days	4,304	4,346	12,910	11,910
Chartered in Days	632	1,046	2,443	2,304
Available Days	4,824	5,223	15,006	13,872
Operating Days	4,775	5,201	14,880	13,804
Fleet Utilization (%)	99.0%	99.6%	99.2%	99.5%
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

•
Chartered-in under operating lease days: We define chartered-in under operating lease days as the aggregate number of days in a period during which we chartered-in vessels. The Company currently charters in two vessels on a long-term basis. Additionally, the Company charters in vessels on a single trip basis.

•
Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine months ended September 30, 2018, the Company completed drydock for nine vessels. During the nine months ended September 30, 2017, the Company drydocked three vessels.

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

The following table represents Net charter hire income for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues, net	$69,092,740	$62,710,903	$223,402,049	$162,197,184
Less:voyage expenses	15,126,287	17,462,699	54,845,843	44,195,710
Less: charter hire expenses	7,459,921	9,652,468	27,836,243	19,971,380
Net charter hire income	$46,506,532	$35,595,736	$140,719,963	$98,030,094

% Net charter hire income from
Time charters	71%	58%	65%	61%
Voyage charters	29%	42%	35%	38%

Revenues
Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
Net time and voyage charter revenues for the three months ended September 30, 2018, were $69,092,740 compared with $62,710,903 recorded in the comparable quarter in 2017. The increase in revenue was primarily attributable to the improving dry bulk market resulting in higher charter rates offset by a decrease in available days due to lower chartered-in days in the current quarter compared to the comparable period in the prior year.
Net time and voyage charter revenues for the nine months ended September 30, 2018 and 2017 were $223,402,049 and $162,197,184, respectively. The increase in revenue was primarily due to an increase in the owned fleet with the purchase of 11 Ultramax vessels partially offset by the sale of six vessels since the first quarter of 2017, along with an increase in chartered-in vessels as well as higher charter rates due to an improving dry bulk market.

Voyage Expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three months ended September 30, 2018 were $15,126,287, compared to $17,462,699 in the comparable quarter in 2017. The decrease was mainly attributable to an increase in the number of time charters performed in the current quarter compared to the comparable quarter in the prior year partially offset by an increase in bunker prices year over year.
Voyage expenses for the nine months ended September 30, 2018 and 2017 were $54,845,843 and $44,195,710, respectively. The increase is primarily due to an increase in bunker prices year over year resulting in higher bunker consumption expense in the current year compared to the prior year.
Vessel Expenses
Vessel expenses for the three months ended September 30, 2018 were $19,568,961 compared to $20,110,123 in the comparable quarter in 2017. The decrease in vessel expenses was attributable to a decrease in owned days after the sale of Thrush in the current quarter compared to the comparable period in the prior year. The ownership days for the three months ended September 30, 2018 and 2017 were 4,304 and 4,346, respectively.
Vessel expenses for the nine months ended September 30, 2018 and 2017 were $61,224,734 and $57,374,444, respectively. The increase in vessel expenses was primarily attributable to an increase in the owned fleet after the acquisition of 11 Ultramax vessels during 2017 and 2018, which was partially offset by vessel sales. The ownership days for the nine months ended September 30, 2018 and 2017 were 12,910 and 11,910, respectively.
We believe daily vessel operating expenses are a good measure for comparative purposes in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.
Average daily vessel operating expenses for our fleet for the three months ended September 30, 2018 and 2017 were $4,547 and $4,627, respectively. The marginal decrease in daily average vessel operating expenses was primarily due to savings in vessel insurance related costs.

Average daily vessel operating expenses for our fleet for the nine months ended September 30, 2018 and 2017 were $4,742 and $4,817, respectively. The marginal decrease in daily average vessel operating expenses was primarily due to savings in vessel insurance related costs.

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

Charter hire expenses
The charter hire expenses for the three months ended September 30, 2018 were $7,459,921 compared to $9,652,468 in the comparable quarter in 2017. The decrease in charter hire expenses was principally due to a decrease in the number of chartered in vessels on a short-term basis offset by an increase in the average charter hire expense per day. The total chartered in days for the three months ended September 30, 2018 were 632 compared to 1,046 for the comparable quarter in the prior year. The Company currently charters in two Ultramax vessels on a long term basis.

The charter hire expenses for the nine months ended September 30, 2018 and 2017 were $27,836,243 and $19,971,380 , respectively. The increase in charter hire expenses was primarily due to an increase in the number of chartered in vessels as well as an increase in the average charter hire expense per day due to the improvement in the drybulk market. The total chartered in days for the nine months ended September 30, 2018 and 2017 were 2,443 and 2,304, respectively.

Depreciation and Amortization
For the three months ended September 30, 2018 and 2017, total depreciation and amortization expense was $9,460,192 and $8,980,992, respectively. Total depreciation and amortization expense for the three months ended September 30, 2018 includes $8,066,481 of vessel and other fixed asset depreciation and $1,393,711 relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended September 30, 2017 were $7,897,785 of vessel and other fixed asset depreciation and $1,083,207 of amortization of deferred drydocking costs. The increase in depreciation was primarily due to the acquisition of 10 Ultramax vessels purchased during 2017 and one vessel purchased in 2018 offset by the sale of four vessels in 2017 and two vessels in 2018. The amortization of drydock expense increased in the current quarter compared to the comparable quarter in the prior year primarily due to the completion of nine drydockings in 2018.
For the nine months ended September 30, 2018 and 2017, total depreciation and amortization expense was $28,009,067 and $24,494,397, respectively. Total depreciation and amortization expense for the nine months ended September 30, 2018 includes $24,115,813 of vessel and other fixed asset depreciation and $3,893,254 relating to the amortization of deferred drydocking costs. Comparable amounts for the nine months ended September 30, 2017 were $21,436,051 of vessel and other fixed asset depreciation and $3,058,346 of amortization of deferred drydocking costs. The increase in depreciation was primarily due to the acquisition of 10 Ultramax vessels purchased during 2017 and one vessel purchased in 2018 offset by the sale of four vessels in 2017 and two vessels in 2018. The amortization of drydock expense increased in the current quarter compared to the comparable quarter in the prior year primarily due to the completion of nine drydockings in 2018.
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
General and administrative expenses for the three months ended September 30, 2018 and 2017 were $8,882,790 and $8,620,938, respectively. These general and administrative expenses include a stock-based compensation component of $2,100,056 and $2,350,209 for 2018 and 2017, respectively. The increase in general and administrative expenses was mainly attributable to increases in compensation expense relating to incremental staff hired in connection with the increased fleet size under our owner-operator business model.
General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $27,692,259 and $24,989,738, respectively. These general and administrative expenses include a stock-based compensation expense of $8,020,566 and $6,998,960 for 2018 and 2017, respectively.

Interest Expense
Our interest expense for the three months ended September 30, 2018 and 2017 was $6,574,826 and $7,836,999, respectively. The decrease in interest expense was mainly due to the decrease in amortization of debt discount and debt issuance costs by $1.2 million resulting from the debt refinancing in December 2017 where the high interest bearing Second Lien Facility was repaid in full, offset by an increase in interest expense of $0.4 million on the Ultraco Debt Facility due to higher LIBOR rates and an additional $8.6 million drawdown on the Ultraco Debt Facility relating to the acquisition of one Ultramax vessel in the first quarter of 2018.
The interest expense for the nine months ended September 30, 2018 and 2017 was $19,222,906 and $21,140,746, respectively. The decrease in interest expense was mainly due to the decrease in amortization of debt discount and debt issuance costs by $3.1 million resulting from the debt refinancing in December 2017 where the high interest bearing Second Lien Facility was repaid in full offset by an increase in the interest expense of $2.1 million on the Ultraco Debt Facility. The prior year interest expense includes three months of interest expense for the Ultraco Debt Facility.
Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with the Norwegian Bond Debt, the New First Lien Facility and the Ultraco Debt Facility. For the three months ended September 30, 2018 and 2017, the amortization of debt issuance costs was $463,618 and $1,656,197, respectively. For the nine months ended September 30, 2018 and 2017, the amortization of debt issuance costs was $1,433,971 and $4,558,145, respectively.
Effects of Inflation
We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.
Liquidity and Capital Resources

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$38,489,828	$1,482,685
Net cash used in investing activities	(3,329,011)	(155,787,630)
Net cash provided by financing activities	157,879	142,112,003

Net increase/(decrease) in cash and cash equivalents and restricted cash	35,318,696	(12,192,942)
Cash and cash equivalents and restricted cash at beginning of period	56,325,961	76,591,027

Cash and cash equivalents and restricted cash at end of period	$91,644,657	$64,398,085
Net cash provided by operating activities during the nine months ended September 30, 2018 was $38,489,828 compared to $1,482,685 during the nine months ended September 30, 2017. The cash flows from operating activities improved over the prior year primarily due to an increase in charter hire rates driven by improvement in the dry bulk market and positive working capital change as compared to the corresponding period in the prior year, partially offset by higher drydocking expenditures of $6.5 million in 2018 compared to $2.8 million in the comparable period in the prior year.
Net cash used in investing activities during the nine months ended September 30, 2018 and 2017 was $3,329,011 and $155,787,630, respectively. The Company purchased one Ultramax vessel in the first quarter of 2018 for $21.3 million out of which the Company paid a deposit of $2.2 million as of December 31, 2017. The Company paid $4.2 million as a deposit to purchase an Ultramax vessel, which was delivered in the fourth quarter of 2018. Additionally, the Company paid $4.0 million as an advance payment for scrubber systems and BWTS. The Company redeemed a short-term certificate of deposit amounting to $4.5 million during the first quarter of 2018. The Company sold the vessels Avocet and Thrush in 2018 for net proceeds of $20.5 million. During the nine months ended September 30, 2017, the Company purchased nine Ultramax vessels for $173.0 million, which was partially offset by proceeds from the sale of vessels of $18.4 million. Please refer to "Note 3. Vessels" to the condensed consolidated financial statements.
Net cash provided by financing activities during the nine months ended September 30, 2018 was $157,879 compared with $142,112,003 during the corresponding nine months ended September 30, 2017. The Company drew down $8.6 million under the Ultraco Debt Facility in connection with the purchase of one Ultramax vessel, offset by repayment of $5.0 million for the Revolving Loan under the New First Lien Facility. The Company paid $1.4 million of debt issuance costs on the three existing debt facilities and $2.0 million towards shares withheld for taxes due to vesting of restricted shares.
In the nine months ended September 30, 2017, the Company received net proceeds of $96.0 million in a common stock private placement that closed on January 20, 2017. The Company received $40.0 million from the Ultraco Debt Facility and paid

$1.5 million of other financing costs. Additionally, the Company repaid $9.2 million of its Term Loan under the First Lien Facility from the proceeds of the sale of the vessels Redwing, Sparrow and Woodstar. Additionally, the Company repaid $5.0 million of the revolving credit facility under the First Lien Facility from cash generated from operations.
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
As of September 30, 2018, our availability under the Revolving Loan was $5.0 million.
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

As of September 30, 2018, the availability under the Super Senior Facility is $15.0 million.
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
As of September 30, 2018, our cash and cash equivalents balance was $80,737,065, compared to a cash and cash equivalents balance of $56,251,044 at December 31, 2017. Also recorded as restricted cash is $10,907,592 at September 30, 2018 of which $10,832,675 are the proceeds from the sale of the vessel Thrush and $74,917 of letters of credit collateralizing our office lease at September 30, 2018 and December 31, 2017.
As of September 30, 2018, the Company’s debt consisted of $200,000,000 in outstanding bonds under the Norwegian Bond Debt, net of $5,297,156 of debt discount and debt issuance costs, the New First Lien Facility of $60,000,000, net of $1,128,553 of debt discount and debt issuance costs and the Ultraco Debt Facility of $69,800,000, net of $1,099,094 of debt discount and debt issuance costs.
Capital Expenditures
Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance the revenue earning capabilities and safety of the vessels.
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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the nine months ended September 30, 2018, nine of our vessels completed drydock as of September 30, 2018 and we incurred expenditures of $6.5 million. In the nine months ended September 30, 2017, three vessels were drydocked and we incurred expenditures of $2.8 million.
On August 14, 2018, the Company entered into a contract for installation of ballast water treatment systems ("BWTS") on 46 of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings.
On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers which are to be retrofitted on the vessels. The Agreements are comprised of firm orders for 19 scrubbers and up to an additional 18 units, at the Company’s option. The projected costs, including installation, is approximately $2.0 million per scrubber system. The Company intends to complete the retrofit of all 19 vessels prior to the January 1, 2020 implementation date of the new sulphur emission cap regulation, as set forth by the International Maritime Organization (“IMO”). The Company recorded $4.4 million of scrubber system costs and $0.3 million for ballast water treatment systems in other assets in the condensed consolidated balance sheet as of September 30, 2018.

The following table represents certain information about the estimated costs for anticipated vessel drydockings, BWTS, and Scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs(2) (in millions)
Quarter Ending	Off-hire Days(1)	BWTS(3)	Scrubbers(3)	Drydocks
December 31, 2018	30	$0.4	$14.6	$1.6
March 31, 2019	122	$1.4	$9.3	$2.1
June 30, 2019	137	$2.4	$6.7	$1.7
September 30, 2019	92	$2.9	$4.0	$1.7

(1) Actual duration of off-hire days will vary based on the condition of the vessel, yard schedules and other factors.
(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
(3) BWTS and Scrubbers require advance payments as per the contract terms on the 19 firm orders.
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
As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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
101*
The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i)Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2018 and 2017, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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
Date: November 7, 2018
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: November 7, 2018