Form 10-K
period 2018-12-31
Eagle Bulk Shipping Inc.
filed 2019-03-13
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was approximately $195,812,577 based on the closing price of $5.44 per share on The Nasdaq Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain shareholders of the registrant holding above 10% of the outstanding shares of common stock; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 11, 2019, 73,185,184 shares of the registrant’s common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K for the registrant's fiscal year ended December 31, 2018.

References in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) to “we,” “us,” “our,” “Eagle Bulk,” the “Company” and similar terms all refer to Eagle Bulk Shipping Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires. References to "Predecessor" refer to the Company between period January 1, 2014 and October 15, 2014 and prior. References to "Successor" refer to the Company on or after October 16, 2014.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report can be found immediately prior to Item 1A. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

All dollar amounts are stated in United States (U.S.) dollars unless otherwise stated.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) changes in demand in the drybulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of drybulk vessel newbuilding orders or lower than anticipated rates of drybulk vessel scrapping; (iii) changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union (the “EU”) or by individual countries; (iv) actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (v) changes in trading patterns significantly impacting overall drybulk tonnage requirements; (vi) changes in the typical seasonal variations in drybulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures; and (xi) the outcome of legal proceeding in which we are involved; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). This discussion also includes statistical data regarding world drybulk fleet and orderbook and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Annual Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
ITEM 1. BUSINESS

Overview and Recent Developments

We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax drybulk vessels in the world. Supramax/Ultramax drybulk vessels are equipped with cargo-handling cranes and grabs and range in size from approximately 50,000 to 65,000 dwt. We perform all management services, including strategic, commercial, operational, technical, and administrative services to our own fleet. We provide transportation solutions to a diverse group of customers, including miners, producers, traders, and end users. Typical cargoes we transport include both major bulk cargoes, such as coal, grain, and iron ore, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. Our owned fleet totals 47 vessels, with an aggregate carrying capacity of 2,705,764 dwt, had an average age of 9.0 years as of December 31, 2018.

As of the date hereof, after taking into account the purchase of one 2015 built Ultramax vessel and the sale of our two oldest Supramaxes, our owned fleet totals 46 vessels, with an aggregate carrying capacity of 2,668,879 dwt and an average age of 8.7 years.

Refinancing

On January 25, 2019, Eagle Bulk Ultraco LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility (the "New Ultraco Debt Facility"), with the Company and certain of its indirect vessel-owning subsidiaries, as guarantors, the lenders party thereto, the swap banks party thereto, ABN AMRO Capital USA LLC (“ABN AMRO”), Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB (PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, and ABN AMRO, as arranger, security trustee and facility agent. The New Ultraco Debt Facility provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay in full (i) the outstanding debt including accrued interest under (a) the credit agreement, dated June 28, 2017, made by, among others, Ultraco, as borrower, the banks and financial institutions party thereto and ABN AMRO, as securities trustee and facility agent, in the original principal amount of up to $61.2 million (the “Original Ultraco Debt Facility”) and (b) the credit agreement, dated December 8, 2017, made by, among others Eagle Shipping LLC, a wholly-owned subsidiary of the Company (“Eagle Shipping”), as borrower, the entities and financial institutions party thereto and ABN AMRO, as security trustee and facility agent, in the original principal amount of up to $65.0 million (the “New First Lien Facility”), and (ii) for general corporate purposes. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum.

Vessel acquisitions and sales

On July 20, 2018, the Company, through Ultraco, signed a memorandum of agreement to acquire a 2014 built Ultramax vessel for $21.3 million. The Company took delivery of the vessel, Hamburg Eagle on October 22, 2018.

On December 21, 2018, the Company signed a memorandum of agreement to purchase a 2015 built Ultramax vessel for $20.4 million. As of December 31, 2018, the Company paid a deposit of $2.0 million. The Company took delivery of the vessel, Cape Town Eagle in January 2019.

For the year ended December 31, 2018, the Company sold two vessels (Avocet and Thrush) for total net proceeds of $20.5 million after brokerage commissions and associated selling expenses. The Company recorded a net gain of $0.3 million from the sale of the two vessels in its Consolidated Statement of Operations for the year ended December 31, 2018.

On December 13, 2018, the Company signed a memorandum of agreement to sell the vessel Condor for $6.5 million after brokerage commissions and associated selling expenses. The vessel was delivered to the new owners in the first quarter of 2019. The Company expects to recognize a gain of $2.2 million in the first quarter of 2019. The Company recorded the carrying amount of the vessel as vessels held for sale in its Consolidated Balance Sheet as of December 31, 2018.

On January 4, 2019, the Company signed a memorandum of agreement to sell the vessel Merlin for $6.1 million after brokerage commissions and associated selling expenses. The vessel was delivered to the new owners in January 2019. The Company expects to record a gain of approximately $1.9 million in the first quarter of 2019. The Company recorded the carrying amount of the vessel as vessels held for sale in its Consolidated Balance Sheet as of December 31, 2018.

Vessel upgrades - scrubbers and ballast water systems

On August 14, 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings over the next three years. The Company recorded $1.0 million in Other assets in the Consolidated Balance Sheet as of December 31, 2018.

On September 4, 2018, the Company announced that it had entered into a series of agreements to purchase up to 37 exhaust gas cleaning systems ("Scrubbers") which are to be retrofitted on owned vessels. The Agreements are comprised of firm orders for 19 Scrubbers and up to an additional 18 units, at the Company’s option. On November 20, 2018, the Company announced that it had exercised its option to purchase 15 of the 18 optional Scrubbers, and on January 23, 2019, the Company announced that it had exercised the remaining 3 options. The projected costs, including installation, is approximately $2.2 million per Scrubber. The Company recorded $16.9 million in Other assets in its Consolidated Balance Sheet as of December 31, 2018.

Business Strategy

Our vision is to be the leading integrated drybulk shipowner-operator through consistent outperformance and sustainable growth. We plan to achieve our vision by:

•	Focusing on the most attractive drybulk vessel segment
We focus on owning-operating vessels within the mid-size Supramax/Ultramax segment. We consider this vessel segment to be the most versatile amongst the various drybulk asset classes due to the size and specifications of Supramax/Ultramax ships. With a deadweight (“dwt”) size ranging from 50,000 to 65,000 metric tons and a length of approximately 200 meters, Supramax/Ultramax vessels are able to accommodate large cargo quantities, but call on the majority of ports around the globe. In addition, these vessels are equipped with onboard cranes and grabs, giving them the capability to load and discharge cargoes without the need for shore-based port equipment/infrastructure. We believe the versatility and flexibility of Supramax/Ultramax vessels provide for improved risk-adjusted returns.

•	Employing an active management strategy for fleet trading
We employ an active management strategy for fleet employment with the objective of optimizing revenue performance and maximizing earnings on a risk managed basis. Through the execution of various commercial strategies employed across our global trading desks in the United States, Europe, and Asia, the Company has been able to achieve improved results and outperform the relevant market index on a consistent basis.

•	Executing on fleet renewal and growth
Since 2016, we have executed on a fleet renewal program with a total of 26 vessel sales and purchases. We have acquired14 modern Ultramaxes and sold 12 of our older and less efficient Supramaxes. We believe that these transactions have led to an improvement in the makeup and earnings generation ability of our fleet, as well as maintain our average age of our fleet.

•	Performing technical management in-house
We perform all technical management services relating to vessel maintenance, vessel repairs and crewing. We believe maintaining technical management in-house allows us to better optimize operating costs and vessel performance.

•	Implementing a prudent approach to balance sheet management
We believe the long-term success of our Company is contingent on maintaining a prudent approach to balance sheet management, including working capital optimization, moderate leverage, diversifying capital sources, lowering cost of capital, limiting interest rate exposure, and optimizing debt profile/tenor.

•	Upholding strong corporate governance
In order to ensure full alignment with our shareholders, we place a great deal of emphasis on maintaining strong corporate governance. Our corporate governance structure include having a board of directors, which is comprised of independent directors with the sole exception of our CEO, having an independent Chairman of the Board, and having a related person transaction approval policy. We believe good corporate governance encourages accountability and transparency, and promotes good decision-making. Our corporate governance has been recognized as one of the strongest in the industry.

•	Enacting Corporate Social Responsibility (“CSR”)

The business decisions we make daily onboard our ships and by our shoreside team are guided by our focus on the health and safety of our crew, our ships, and the environment. We are mindful to conduct ourselves as a responsible business, intent on encouraging accountability and transparency while promoting good decision-making.

•	Abiding by our values

◦	PASSION for excellence drives us

◦	EMPOWERMENT of our people leads to better results

◦	INTEGRITY defines our culture

◦	RESPONSIBILITY to safety underpins every decision

◦	FORWARD THINKING takes us to a more successful tomorrow

Our Fleet

The 47 vessels in our owned fleet as of December 31, 2018 are fitted with cargo cranes and cargo grabs that enable our vessels to load and unload cargo in ports that do not have shore-side cargo handling infrastructure in place. Our owned vessels are flagged in the Marshall Islands and are employed on time and voyage charters. Our owned fleet as of December 31, 2018 included the following vessels:

Vessel	Class	Dwt	Year Built

Bittern	Supramax	57,809	2009

Canary	Supramax	57,809	2009

Cardinal	Supramax	55,362	2004

Condor	Supramax	50,296	2001

Crane	Supramax	57,809	2010

Crested Eagle	Supramax	55,989	2009

Crowned Eagle	Supramax	55,940	2008

Egret Bulker	Supramax	57,809	2010

Fairfield Eagle	Ultramax	63,301	2013

Gannet Bulker	Supramax	57,809	2010

Golden Eagle	Supramax	55,989	2010

Goldeneye	Supramax	52,421	2002

Grebe Bulker	Supramax	57,809	2010

Greenwich Eagle	Ultramax	63,301	2013

Groton Eagle	Ultramax	63,301	2013

Hamburg Eagle	Ultramax	63,334	2014

Hawk I	Supramax	50,296	2001

Ibis Bulker	Supramax	57,809	2010

Imperial Eagle	Supramax	55,989	2010

Jaeger	Supramax	52,483	2004

Jay	Supramax	57,809	2010

Kestrel I	Supramax	50,351	2004

Kingfisher	Supramax	57,809	2010

Madison Eagle	Ultramax	63,301	2013

Martin	Supramax	57,809	2010

Merlin	Supramax	50,296	2001

Mystic Eagle	Ultramax	63,301	2013

New London Eagle	Ultramax	63,140	2015

Nighthawk	Supramax	57,809	2011

Oriole	Supramax	57,809	2011

Osprey I	Supramax	50,206	2002

Owl	Supramax	57,809	2011

Petrel Bulker	Supramax	57,809	2011

Puffin Bulker	Supramax	57,809	2011

Roadrunner Bulker	Supramax	57,809	2011

Rowayton Eagle	Ultramax	63,301	2013

Sandpiper Bulker	Supramax	57,809	2011

Shrike	Supramax	53,343	2003

Singapore Eagle	Ultramax	63,386	2017

Skua	Supramax	53,350	2003

Southport Eagle	Ultramax	63,301	2013

Stamford Eagle	Ultramax	61,530	2016

Stellar Eagle	Supramax	55,989	2009

Stonington Eagle	Ultramax	63,301	2012

Tern	Supramax	50,209	2003

Thrasher	Supramax	53,360	2010

Westport Eagle	Ultramax	63,344	2015

Nature of Business

The following is a brief description of some of the commercial strategies we use to employ our vessels:

1)	Time charter-out
Time charter-out describes a contract for the use of a ship for an agreed period of time, at an agreed hire rate per day. Commercial control of the vessel becomes the responsibility of the time charterer who performs the voyage(s). The time charterer is responsible to pay the agreed hire and also purchase the fuel and port expenses. Time charters can range from as short as one voyage (approximately 20-40 days) to multiple years.

2)	Voyage Chartering
Voyage Chartering involves the employment of a vessel between designated ports for the duration of the voyage only. Freight is earned on the volume of cargo carried. In contrast to the Time charter-out method, in a Voyage Charter, we maintain control of the commercial operation and are responsible for managing the voyage, including vessel scheduling and routing, as well as any related costs, such as fuel, port expenses and other expenses. Having the ability to control and manage the voyage, we are able to generate increased margin through operational efficiencies, business intelligence and scale. Additionally, contracting to carry cargoes on voyage terms often gives us the ability to utilize a wide range of vessels to perform the contract (as long as the vessel meets the contractual parameters), thereby giving significant operational flexibility to the fleet. Such vessels include not only ships we own, but also third-party ships which can be chartered-in on an opportunistic basis (the inverse of a Time charter-out strategy).

3)	Vessel + Cargo Arbitrage
With this strategy, we contract to carry a cargo on voyage terms (as described above under the caption “Voyage Chartering”) with a specific ship earmarked to cover the commitment. As the date of cargo loading approaches, the market may have moved in such a way whereby we elect to substitute a different vessel to perform the voyage, while assigning a different piece of business to the original earmarked ship. Taken as a whole, this strategy can generate increased revenues, on a risk-managed basis, as compared to the original cargo-vessel pairing.

4)	Time charter-in
This strategy involves us leasing a vessel from a third-party shipowner at a set U.S. dollar per day rate. As referenced above, vessels can be time-chartered in order to cover existing cargo commitments, resulting in a Vessel+Cargo Arbitrage. These ships may be chartered-in for periods longer than required for the initial cargo or arbitrage, and can also be chartered-in opportunistically in order to benefit from rate dislocations and to obtain risk-managed exposure to the market overall.

5)	Hedging (FFAs)

Forward Freight Agreements (“FFAs”) are cleared financial instruments, which we can use to hedge market rate exposure by locking in a fixed rate against the eventual forward market. FFAs are an important tool to manage market risk associated with chartering-in of third-party vessels. FFAs can also be used to lock in revenue streams on owned vessels or against forward cargo commitments the Company may enter into.

6)	Asymmetric Optionality
This is a blended strategy approach whereby we utilize time charters, cargo commitments and FFAs together to hedge away market exposure while maintaining upside optionality to positive market volatility. As a simplified example, a ship may be time chartered-in for one year with a further optional year. In such a scenario, and dependent on market conditions, we could sell an FFA for the firm 1-year period commitment, essentially eliminating exposure to the market, while maintaining full upside on rate developments for the optional year.

Charter Characteristics	Voyage Charter	Time Charter	Index Charter	Commercial Pool (5)
Typical contract length	Single voyage	One or multiple voyages	Six months or more	Varies
Hire rate basis (1)	Per MT of cargo loaded	Daily	Linked to BSI	Varies
Voyage expenses (2)	We pay	Customer pays	Customer pays	Pool pays
Vessel expenses for owned vessels (3)	We pay	We pay	We pay	We pay
Charter hire expense for vessels chartered-in	We pay	We pay	We pay	We pay
Off-hire (4)	Customer does not pay	Customer does not pay	Customer does not pay	Pool does not pay

(1)
“Hire rate” refers to a sum of money paid to the vessel owner by a charterer under a time charter party for the use of a vessel. "Freight rate basis" means the sum of money paid to the vessel owner under a voyage charter or contract of affreightment (as defined below) based on the unit measurement of cargo loaded. “BSI” refers to “Baltic Supramax Index” and the daily hire rate varies based on the Index. The BSI is an index published by the Baltic Exchange which tracks the gross time charter spot value for Supramax.

(2)	“Voyage expenses” include fuel, port charges, canal tolls, and brokerage commissions paid by the Company.

(3)	“Vessel expenses” include crewing, repairs and maintenance, insurance, stores, lubes and communication expenses.

(4)	“Off-hire” refers to the time a vessel is unavailable to perform the service either due to scheduled or unscheduled repairs.

(5)	The Company does not presently employ vessels in a Commercial Pool.

The Company employs its fleet opportunistically in an effort to maximize earnings. The Company enters into charters and is continuously developing contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, the Company consistently monitors the drybulk shipping market and, based on market conditions, will consider entering into long-term time charters when appropriate.

The following summary represents the number of our vessels performing the various types of employments as of December 31, 2018, 2017 and 2016.

	December 31, 2018	December 31, 2017	December 31, 2016
Time Charter	27	27	23
Voyage Charter	18	18	17
Index Charter	—	—	—
Commercial Pool	—	—	1
Drydock	2	2	1
Total	47	47	42

 In connection with the charters of each of our vessels, unaffiliated third-party ship brokers earn commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter with the commission rate depending on the number of brokers involved with arranging the relevant charter.

Our vessels operate worldwide within the trading limits imposed by governmental economic sanctions regimes and insurance terms and do not operate in countries or territories that are subject to United States, EU, United Kingdom ("UK") or United Nations (“UN”) comprehensive country-wide or territory-wide sanctions.

Our Customers

Our customers include some of the world's leading agricultural, mining, manufacturing and trading companies, as well as smaller , privately owned companies. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of an independent credit risk consultant. In 2018, 2017 and 2016, we did not have a customer who accounted for more than 10% of our revenue.

Operations

There are two central aspects to the operation of our fleet:

•	Commercial operations, which involve chartering and operating a vessel; and

•	Technical operations, which involve maintaining, crewing and repairing a vessel.

We carry out the commercial, technical and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company which maintains its principal executive offices in Stamford, Connecticut. We also have an office in Singapore which provides commercial and technical management services for our vessels. Additionally, our office in Hamburg, Germany provides commercial management services for our vessels. Our staff, through this subsidiary, provides the following services:

•	Commercial operations and technical supervision;

•	Vessel maintenance and repair;

•	Vessel acquisition and sale;

•	Legal, compliance and insurance services and

•	Finance, accounting, treasury and information technology services.

We currently have an aggregate of approximately 92 shore-based personnel in our principal executive office in Stamford, Connecticut, as well as our offices in Hamburg and Singapore.

Each of the Company’s vessels serve the same type of customer, have similar operation and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one reportable segment which is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk vessels.

Commercial and Strategic Management

We perform the commercial and strategic management of our fleet including obtaining employment for our vessels and maintaining relationships with the charterers of our vessels. We have three offices across the globe including Hamburg, Singapore and Stamford and we effectively have twenty-four hour global market coverage. We believe that due to our management team’s experience in operating drybulk vessels, we have access to a broad range of charterers and can employ our fleet efficiently in diverse market conditions and achieve high utilization rates.

Being an active owner-operator means effectively seeking to operate our own vessels when possible, as compared with time chartering them to other operators, all with a view toward achieving higher-than-market net charter hire income. In doing so, we believe we can take advantage of rapidly changing market conditions and obtain better operational efficiencies from our fleet. In addition, we constantly look to arbitrage cargo and vessel positions by taking in additional vessels on time charter, and/or reletting cargo commitments on a voyage basis. We also constantly monitor the drybulk shipping market, and opportunistically time-charter vessels in for a period of time, where we typically obtain some optionality on the duration of the period. We also buy and sell FFAs contracts and bunker swaps to hedge exposures of physical commitments in order to mitigate market risk.

Technical Management

We have established in-house technical management capabilities, through which we provide technical management services to all vessels in our fleet. Technical management includes managing day-to-day operation of the vessel and machinery, performing general maintenance, ensuring regulatory and classification society compliance, supervising the general efficiency of vessels, arranging the hire of qualified officers and crew, planning, arranging and supervising drydocking and repairs, purchasing supplies, spare parts, lubricants, and new equipment for vessels, appointing supervisors and technical consultants and providing technical support.

We currently crew our vessels primarily with officers and seamen from Ukraine, Russia, and other Eastern European countries who are hired through three third-party crew managers. As of December 31, 2018, we employed approximately 912 officers and seamen on the 47 vessels in our owned fleet. The third-party crew managers recruit seamen with training, licenses and experience appropriate for our vessels. On board, our crews perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We often man our vessels with more crew members than are required by the vessel's flag safe manning requirement in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. The international collective bargaining agreements, to which we are a party, are typically renewed for a two-year term.

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

Environmental and Other Regulations

Government regulation significantly affects the trading locations and operation of our vessels. We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may transit or operate relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including required vessel modifications and implementation of certain operating procedures.

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (including national Coast Guards, harbor masters and port state control authorities), classification societies; flag state administrations (country of vessel registry) as well as our charterers, and terminal operators. Certain of these entities require us to obtain permits, licenses and certificates for the operation of our vessels, many of which are provided after inspection to our insurers, flag state, and classification societies. Failure to maintain the necessary permits or approvals could result in substantial costs in fines and penalties, as well as operational delays.

We believe that the heightening levels of environmental and quality concerns among regulators, charterers and the insurance industry, is leading to greater inspection and safety requirements on all vessels which may accelerate the scrapping of older vessels throughout the shipping industry. Increasing environmental regulations have created a demand for vessels that conform to the most up-to-date environmental standards, whether through retrofitting or new design. As a result, we strive to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and adherence to applicable international regulations. We believe that our vessels are in substantial compliance with environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations are subject to change and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.

International Maritime Organization

The UN’s International Maritime Organization ( “IMO”) has adopted several international conventions, including the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (referred to as “MARPOL”).  MARPOL has been in effect since October 2, 1983 and has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate.  MARPOL sets forth pollution-prevention requirements applicable to different types of vessels and is broken into six Annexes, each of which regulates a different source of pollution.  Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk, in liquid or packaged form, respectively; and Annexes IV and V relate to sewage and garbage management, respectively.  Annex VI was separately adopted by the IMO in September of 1997, and relates to air emissions.

In 2013, the Marine Environmental Protection Committee ( "MEPC") adopted by resolution amendments to MARPOL Annex I Conditional Assessment Scheme, or CAS. The amendments, which became effective on October 1, 2014, pertain to the inspections of bulk carriers and tankers after the 2011 Enhanced Survey Programme ("ESP") Code, which enhances the programs of inspections, became mandatory. We may need to make certain financial expenditures to comply with these amendments.

Air Emissions

Effective May 2005, Annex VI to MARPOL sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. Annex VI also includes a global cap on the sulphur content of fuel oil and allows for special areas to be established with more stringent controls of sulphur emissions known as “Emission Control Areas” (“ECAs”).

MEPC adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used on board ships. As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulphur. By January 1, 2020, sulphur content must not exceed 0.50%.

Sulphur content standards are stricter within certain ECAs. As of July 1, 2010, ships operating within an ECA may not use fuel with sulphur content in excess of 1.0% which was further reduced to 0.10% on January 1, 2015. Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea, the North Sea and certain coastal areas of North America have been designated as ECAs. Furthermore as of January 1, 2014 the applicable areas of the United States and the Caribbean Sea were designated as ECAs. Ocean-going vessels in these areas will be subject to stringent emissions controls which may cause us to incur additional costs to procure compliant fuel and/or install exhaust gas cleaning systems. If additional ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine engines or port operations by vessels are adopted by the states where our vessels operate, compliance with these regulations could entail significant capital expenditures, operational changes, or otherwise increase the costs of our operations.

Safety Management System Requirements

The IMO also adopted the Safety of Life at Sea ("SOLAS"), and the International Convention on Load Lines (the “LL Convention”), which impose a variety of standards that regulate the design and operational features of ships. The IMO periodically revises the SOLAS and LL Convention standards. The May 2012 SOLAS amendments entered into force on January 1, 2014. The Convention on Limitation of Liability for Maritime Claims was amended and the amendments went into effect on June 8, 2015. The amendments alter the limits of liability for loss of life or personal injury claim and property claims against ship-owners.

The operation of our ships is also affected by Chapter IX of SOLAS, which sets forth the IMO's International Management Code for the Safe Operation of Ships and Pollution Prevention (the “ISM Code”). The ISM Code requires ship owners and bare boat charterers to develop and maintain an extensive Safety Management System (“SMS”) that includes among other things the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for emergency response. We rely upon the safety management system that we have developed for compliance with the ISM Code. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, all of the vessels in our owned fleet are ISM code-certified.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions.  For example, the IMO adopted the International Convention for the Control and Management of Ships' Ballast Water and Sediments in February 2004 (the “BWM Convention”). The BWM Convention’s implementing regulations called for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. On September 8, 2016, the BWM Convention met the requirement to be adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping, becoming effective 12 months later on September 8, 2017. Many of the implementation dates originally written in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period for installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems (“BWMS”). For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the implementation dates of the BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This in effect makes all vessels constructed before the entry into force date “existing’ vessels and allows for the installation of a BWMS on such vessels at the first renewal survey following entry into force. The mid-ocean ballast exchange or ballast water treatment requirements became mandatory. On March 23, 2012, the USCG issued amended regulations relating to ballast water management for vessels operating in United States waters.

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

On August 14, 2018, the Company entered into a contract for installation of ballast water treatment systems ("BWTS") on our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings in the next three years. The Company recorded $1.0 million in Other assets in the Consolidated Balance Sheet as of December 31, 2018.

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

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships (the "Anti-Fouling Convention").  The Anti-Fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels.  Vessels of over 400 gross tons engaged in international voyages are required to undergo an initial survey before the vessel is put into service or before an International Anti-Fouling System Certificate is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced. We have obtained Anti-Fouling System Certificates for all of our vessels that are subject to the Anti-Fouling Convention.

Compliance Enforcement

The flag state, as defined by the UN Convention on the Law of the Sea, is responsible for implementing and enforcing a broad range of international maritime regulations with respect to all ships granted the right to fly its flag.  The “Shipping Industry Guidelines on Flag State Performance” evaluates and reports on flag states based on factors such as sufficiency of infrastructure, ratification, implementation, and enforcement of principal international maritime treaties, supervision of statutory ship surveys, casualty investigations, and participation at IMO and International Labor Organization (“ILO”) meetings. Our vessels are flagged in the Marshall Islands. Marshall Islands-flagged vessels have historically received a good assessment in the shipping industry.  We recognize the importance of a credible flag state and do not intend to use flag states with poor performance indicators.

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in some ports. As of the date of this report, each of our vessels is ISM Code certified and it is our intent to maintain ISM code certification. However, there can be no assurance that such certificates will be maintained in the future.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective November 19, 2015, the USCG adjusted the limits of OPA liability for non-tank vessels (e.g. drybulk) to the greater of $1,000 per gross ton or $939,000 (subject to periodic adjustment for inflation).  These limits of liability may not apply if an incident was proximately caused by the violation of an applicable United States federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct.  The limitation on liability similarly may not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

Other Environmental Initiatives

The United States Clean Water Act (the “CWA”) prohibits the discharge of oil, hazardous substances and ballast water in United States navigable waters unless authorized by a duly-issued permit or exemption and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. Furthermore, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than United States federal law.

The EPA has enacted rules requiring a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels (“the VGP”). For a new vessel delivered to an owner or operator after September 19, 2009 to be covered by the VGP, the owner must submit a Notice of Intent (“NOI”) at least 30 days before the vessel operates in United States waters. On March 28, 2013, the EPA re-issued the VGP for another five years; this 2013 VGP took effect December 19, 2013. The 2013 VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in United States waters, more stringent requirements for Scrubbers and the use of environmentally acceptable lubricants. We have submitted NOIs for our vessels where required and do not believe that the costs associated with obtaining and complying with the VGP may have a material impact on our operations.

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

As referenced above, the amended Annex VI to the IMO's MARPOL Convention, which addresses air pollution from ships, was ratified by the United States on October 8, 2008 and entered into force on January 1, 2010. The EPA and the state of California, however, have each proposed more stringent regulations of air emissions from ocean-going vessels. On July 24, 2008, the California Air Resources Board of the State of California (“CARB”), approved clean-fuel regulations applicable to all vessels sailing within 24 miles of the California coastline. The new CARB regulations require such vessels to use low sulphur marine fuels rather than bunker fuel. As of July 1, 2009, such vessels were required to switch either to marine gas oil with a sulphur content of no more than 1.5% or marine diesel oil with a sulphur content of no more than 0.5%. As of August 1, 2012, only marine gas oil with a sulphur content of no more than 1% or marine diesel oil with a sulphur content of no more than 0.5% is allowed.  As of January 1, 2014, only marine gas oil and marine diesel oil fuels with 0.1% sulphur is allowed. These new regulations may increase our operating costs for port calls in California.

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

Greenhouse Gas Regulation

As of January 1, 2019, owners and operators of ships above 5,000 gross tonnage are required to have a documented plan in place to monitor CO2 emissions to comply with the International Maritime Organization’s data collection system ("IMO DCS") requirement.  The Company updated its existing Ship Energy Efficiency Management Plans ("SEEMP") in 2018 documenting the methodologies we decided to use for collecting and reporting the required data to flag state.  Our updated SEEMPs have been verified by a recognized independent organization and we are collecting all relevant data in our onboard data collection system since the start of this year.  Starting January 1, 2020 the recognized independent organization will review and certify the annual emission data submitted by each vessel and issue each vessel a Statement of Compliance.  The independent organization will then submit the data to the IMO Ship Fuel Oil Consumption Database.  IMO will be required to produce an annual report to the Marine Environmental Protection Committee (MEPC), summarizing the data collected.

The Company also established and received approval for its EU MRV (Monitoring, Reporting, Verification) monitoring plans from an independent verifier in 2017.  The reporting requirements are similar to those under IMO DCS but only apply to ships calling at EU, Norway and Iceland ports.  Data collection takes place on a per voyage basis and started January 1, 2018.  The reported CO2 emissions, together with additional data, are independently verified before being sent to a central database managed by the European Maritime Safety Agency (EMSA).  The aggregated ship emission and efficiency data will be published by the European Commission by June 30, 2019 and then every consecutive year. The Company, together with our independent verifier, has nearly completed the verification of our 2018 EU MRV data, well in advance of the April 30, 2019 submission deadline.

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

Financial Regulations

Our business operations in countries outside the United States are subject to a number of laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as economic sanctions and trade embargoes administered by OFAC. The FCPA prohibits bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic sanctions and trade embargoes based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company’s new board and management have implemented robust remedial measures and significantly enhanced its compliance safeguards there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s financial condition or results of operations. See Note 10. Commitments and Contingencies – Legal Proceedings to the consolidated financial statements.

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

Risk of Loss and Liability Insurance

General

The operation of any drybulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of a marine casualty, including oil spills (e.g. fuel oil) and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes liability upon owners, operators and demise charterers of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the U.S. market.

While we maintain hull and machinery insurance, loss of hire insurance, war risks insurance, protection and indemnity cover and freight, demurrage and defense cover for our owned fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel's useful life. Furthermore, while we believe that our current insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.

Hull & Machinery and War Risks Insurance

We maintain marine hull, machinery and war risks insurances, which cover the risk of damage or actual or constructive total loss for all of our vessels. Our vessels are each covered up to at least their fair market value with a deductible of $100,000 per vessel per incident.

Protection and Indemnity Insurance Coverage

Protection and Indemnity Insurance is a form of mutual indemnity insurance provided by protection and indemnity associations (“P&I Associations”), which insure our third-party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses resulting from the injury, illness or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution, and other related costs, including wreck removal. Subject to the "capping" discussed below except for pollution is unlimited.

Our current Protection and Indemnity Insurance coverage for pollution is $1.0 billion per vessel per incident. The 13 P&I Associations that comprise the International Group of P & I Association insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. As a member of two P&I Associations which are members of the International Group, we are subject to calls payable to the associations based on the Company's claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Competition

We compete with a large number of international drybulk owners. The international shipping industry is highly competitive with many market participants. As of December 31, 2018 there were approximately 11,352 drybulk ships totaling approximately 841 million dwt. The ownership of the world drybulk fleet is highly fragmented with no single owner accounting for more than 5% in terms of dwt carrying capacity. We compete with other (primarily private) shipowners and operators of drybulk vessels within the Handysize, Supramax/Ultramax, and Panamax asset classes.

Competition in the shipping industry varies according to the nature of the contractual relationship as well as the kind of commodity being shipped. Our business will fluctuate in line with the main patterns of trade of drybulk cargoes and varies according to changes in the supply and demand for these items. Competition in virtually all bulk trades is intense and based primarily on supply of ships and demand for our ocean transportation services. We compete for charters on the basis of price, vessel location, size, age and condition of the vessel, as well as on our reputation as an owner and operator. Increasingly, major customers are demonstrating a preference for modern vessels based on concerns about the environmental and operational risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets.

Seasonality

  Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in charter rates. This seasonality may result in quarter-to-quarter volatility in our operating results for our vessels trading in the spot market. The drybulk market is typically stronger in the fall (due to both increased North American grain shipments and higher coal purchases for heating fuel ahead of the cold winter months) and spring (due to increased South American grain shipments). In addition, unpredictable weather patterns may disrupt vessel scheduling and supplies of certain commodities. To the extent that we must enter into a new charter or renew an existing charter for a vessel in our fleet during a time when seasonal variations have reduced prevailing charter rates, our operating results may be adversely affected.

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

Tax Considerations

The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to owning common stock by a United States Holder or a Non-United States Holder, (each as defined below). This discussion does not purport to deal with the tax consequences of owning the common stock to all categories of investors, some of which (such as financial institutions, regulated investment companies, real estate investment trusts, tax-exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in pass-through entities, dealers in securities or currencies, persons required to recognize income for U.S. federal income tax purposes no later than when such income is reported on an “applicable financial statement,” persons who own, directly or constructively, 10% or more of our common stock and investors whose functional currency is not the United States dollar) may be subject to special rules. This discussion deals only with holders who own the common stock as a capital asset. Shareholders are encouraged to consult their own tax advisors concerning the overall tax consequences arising in their own particular situation under United States federal, state, local or foreign law of the ownership of our common stock.

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

United States Federal Income Tax Considerations

In the opinion of Seward & Kissel LLP, our United States tax counsel, the following are the material United States federal income tax consequences to us of our activities and to United States Holders and to Non-United States Holders of our common stock. The following discussion of United States federal income tax matters is based on the Internal Revenue Code of 1986, as amended, or the Code, judicial decisions, administrative pronouncements, and existing and proposed regulations issued by the United States Department of the Treasury, all of which are subject to change, possibly with retroactive effect. In addition, the discussion below is based, in part, on the description of our business as described in Item 1. Business in this Annual Report and assumes that we conduct our business as described in that section.

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
For our 2018 taxable year, we believe that we satisfy the Publicly-Traded Test, as discussed in more detail below. The Company does not currently anticipate a circumstance under which it would be able to satisfy the 50% Ownership Test or the CFC Test.

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

Based on the ownership and trading of our stock in 2018, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2018. Even if we do qualify for the Section 883 exemption in 2018, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $1.8 million and $1.7 million for the years ended December 31, 2018 and 2017 respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

To the extent the Company's United States source shipping income is considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below, any such ''effectively connected'' United States source shipping income, net of applicable deductions, would be subject to United States federal income tax, currently imposed at a rate of 21%. In addition, the Company may be subject to the 30% ''branch profits'' tax on earnings effectively connected with the conduct of such trade or business, as determined after allowance for certain adjustments, and on certain interest paid or deemed paid attributable to the conduct of the Company's United States trade or business.

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

Special rules may apply to any ''extraordinary dividend''-generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder's adjusted basis in a common share-paid by the Company. If the Company pays an ''extraordinary dividend'' on its common stock that is treated as ''qualified dividend income,'' then any loss derived by a United States Non-Corporate Holder from the sale or exchange of such common stock will be treated as a long-term capital loss to the extent of such dividend.

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

Passive Foreign Investment Company Status and Significant Tax Consequences

Special United States federal income tax rules apply to a United States Holder that holds shares in a foreign corporation classified as a ''passive foreign investment company'' for United States federal income tax purposes. In general, the Company will be treated as a passive foreign investment company with respect to a United States Holder if, for any taxable year in which such holder holds the Company's common stock, either:

•	at least 75% of our gross income for such taxable year consists of passive income (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business); or

•	at least 50% of the average value of our assets during such taxable year produce, or are held for the production of, passive income

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

Baltic Dry Index or BDI —The BDI is an index published by the Baltic Exchange which tracks worldwide international shipping prices of various drybulk cargoes.  The index provides an assessment of the price for moving major raw materials by sea and is composed of 20 key shipping routes.

Baltic Exchange—Based in London, the Baltic Exchange is a market for the trading and settlement of shipping and freight contracts.  The exchange publishes daily freight market prices and maritime shipping cost indices, including Baltic Dry Index (BDI), Baltic Supramax Index (BSI), Baltic Panamax Index (BPI), Baltic Capesize Index (BCI), Baltic Tanker Dirty Index (BDTI), and Baltic Tanker Clean Index (BCTI).

Baltic Supramax Index or BSI —The BSI is an index published by the Baltic Exchange which tracks the gross time charter spot value for a Supramax vessel.

Bareboat Charter—Also known as "demise charter." Contract or hire of a ship under which the ship owner is usually paid a fixed amount of charter hire rate for a certain period of time during which the charterer is responsible for the operating costs and voyage costs of the vessel as well as arranging for crewing. Such owner is known as the bareboat charterer or the demise charterer.

Bulk Vessels/Carriers—Vessels which are specially designed and built to carry large volumes of cargo in bulk cargo form.

Bunkers—Heavy fuel oil used to power a vessel's engines.

Capesize—A drybulk carrier in excess of 100,000 dwt.

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

Drybulk—Non-liquid cargoes of commodities shipped in an unpackaged state.

Drydocking—The removal of a vessel from the water for inspection and/or repair of submerged parts.

Gross Ton—Unit of 100 cubic feet or 2.831 cubic meters used in arriving at the calculation of gross tonnage.

Handysize—A drybulk carrier having a carrying capacity of up to approximately 39,000 dwt.

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

Panamax—A drybulk carrier of approximately 65,000 to 100,000 dwt of maximum length, depth and draft capable of passing fully loaded through the Panama Canal.

Protection and Indemnity Insurance—Insurance obtained through a mutual association formed by ship owners to provide liability insurance protection from large financial loss to one member through contributions towards that loss by all members.

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

Supramax—A drybulk carrier ranging in size from approximately 50,000 to 59,000 dwt.

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

Ton —A metric ton.

Ultramax- A drybulk carrier ranging in size from approximately 60,000 to 65,000 dwt.

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

Available Information

The Company makes available free of charge through its internet website, www.eagleships.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports including related exhibits and supplemental schedules, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Our SEC filings are also available to the public at the SEC's web site at http://www.sec.gov. The information on our website is not incorporated by reference into this Annual Report.

We maintain our principal executive offices at 300 First Stamford Place 5th Floor, Stamford, Connecticut. Our telephone number at that address is (203) 276-8100. Our website address is www.eagleships.com. Information contained on our website does not constitute part of this Annual Report.

ITEM 1A. RISK FACTORS

We operate in a highly cyclical and competitive industry. Some of the risks relate principally to the industry in which we operate and our business in general. Other risks relate principally to the securities market, national and global economic conditions and the ownership of our common stock. The occurrence of certain geopolitical, macroeconomic, or industry-specific factors, including the risks outlined below, could adversely affect our business, operating results, cash flows and financial condition.

Industry Specific Risk Factors

The global economic environment may have a material adverse effect on our business.

Drybulk demand is highly correlated to the global macroeconomic landscape. Global GDP growth was recorded at 3.7% in 2018 as compared to 3.8% in 2017. If the current global economic environment weakens, we may be negatively affected in the following ways:

•
Employing our fleet at charter hire rates below our breakeven levels which could negatively impact our ability to operate and generate a profit. Operating at below breakeven levels for a prolonged period of time may leave us with insufficient cash resources to meet certain obligations, including the payment of interest and principal on our debt, causing us to potentially breach financial covenants under our existing credit facilities and bond terms.

•	Our charterers may fail to meet their obligations under existing time charter or voyage charter agreements.

•
The market value of our fleet could decrease, causing us to potentially recognize losses if vessels are sold or if their values impaired.  Additionally, a decline in the value of our fleet could cause us to breach certain covenants under our existing credit facilities and bond terms.

Changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on our business.

China is a major source of demand for drybulk; a deterioration in the economic fundamentals for this nation, may materially impact drybulk demand, especially for cargoes such as iron ore and coal. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a market economy and enterprise reform.

Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. If the Chinese government does not continue to pursue a policy of economic reform, the amount of its imports and exports could adversely be affected, which could have a material adverse effect on our business.

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

Our operations expose us to the risk that increased trade protectionism will adversely affect our business. If the global economy is undermined by downside risks, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing the demand for shipping. Specifically, increasing trade protectionism in the markets that our charterers serve may cause an increase in: (i) the cost of goods exported from China, (ii) the length of time required to deliver goods from China and (iii) the risks associated with exporting goods from China, as well as a decrease in the quantity of goods to be shipped.

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

The state of the global financial markets may adversely impact our ability to obtain additional financing, including the refinancing of our existing credit facilities and bond terms, on acceptable terms, restricting us from being able to operate or expand our business.

Global financial markets are volatile with access to debt and equity capital being potentially expensive or restrictive. We cannot be certain that additional financing will be available if, and when, needed. We also cannot be certain that we will be able to refinance our existing credit facilities and bond terms, on acceptable terms or at all, prior to maturity. If additional financing is not available when needed, or is available only on unfavorable terms, we may not be able to meet our obligations as they come due, nor be able to grow our existing business through potential acquisitions or similar opportunities as they arise.  For more information on our debt facilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources, Note 8. Debt and Note 15. Subsequent Events of the consolidated financial statements.

Charter hire rates for drybulk vessels are volatile. If rates trend downward and/or remain subdued over a prolonged period of time, our financial results and liquidity may be adversely affected, impacting our ability to cover expenses and our ability to comply with debt covenants.

The drybulk shipping industry is highly cyclical and seasonal. In addition, due to the fast-changing short-term supply-demand dynamics, charter hire rates can be extremely volatile, leading to large potential swings in financial results and profitability.  The degree of charter hire rate volatility tends to differ between the various asset classes with the largest ships (i.e. Capesize and Panamax) depicting the highest uncertainty.

Fluctuations in charter rates result from changes in the supply of, and demand for, vessel capacity and changes in the supply of, and demand for, drybulk commodities. Because the factors affecting supply-demand are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. If charter rates remain low for any significant period of time, this will have an adverse effect on our revenues, profitability, cash flows, and our ability to comply with the financial covenants in our loan agreements.

Factors that influence demand for drybulk vessel capacity include:

•	supply of and demand for energy resources, commodities, and industrial products;

•	changes in the exploration or production of energy resources, commodities, consumer and industrial products;

•	the location of regional and global exploration, production, and manufacturing facilities;

•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the globalization of production and manufacturing;

•	global and regional economic and political conditions, including trade agreements among nations, armed conflicts and terrorist activities; embargoes and strikes;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•	environmental and other regulatory developments;

•	currency exchange rates; and

•	weather.

Factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping of older vessels;

•	vessel casualties;

•	weather;

•	price of fuel;

•	slow steaming;

•	statutory and regulatory changes requiring the purchase and installation of new equipment to continue to trade; and

•	the number of vessels that are out of service, namely those that are laid-up, drydocked awaiting repairs or otherwise not available for hire.

We anticipate that the future demand for our drybulk vessels will be dependent upon economic growth in the world's economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk fleet and the sources and supply of drybulk cargo to be transported by sea. Although the current newbuilding orderbook (as a percentage of the on-the-water fleet) is at a historically low level, a pickup in new ordering could increase global capacity and there can be no assurance that economic growth will continue in order to absorb this higher supply. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

Because we employ most of our vessels on short-term time charters and voyage charters, we are exposed to changes in the spot market and short-term time charter rates for drybulk carriers and such changes may affect our earnings and the value of our vessels at any given time. We cannot assure you that we will be able to successfully renew the charters for these vessels at rates sufficient to allow us to meet our obligations. If the charter rates drop in the future, it may have an adverse effect on our revenues, profitability, cash flows and our ability to comply with the financial covenants in our loan agreements.

Our operating results will be subject to seasonal fluctuations, which could affect our operating results.

Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in charter rates. This seasonality may result in quarter-to-quarter volatility in our operating results for our vessels trading in the spot market. The drybulk market is typically stronger in the fall (due to both increased North American grain shipments and higher coal purchases for heating fuel ahead of the cold winter months) and spring (due to increased South American grain shipments). In addition, unpredictable weather patterns may disrupt vessel scheduling and supplies of certain commodities. To the extent that we must enter into a new charter or renew an existing charter for a vessel in our fleet during a time when seasonal variations have reduced prevailing charter rates, our operating results may be adversely affected.

An over-supply of drybulk carrier capacity across the industry may depress the charter rates, which may limit our ability to operate our drybulk carriers profitably.

The global drybulk fleet has increased significantly over the past 10 years as a result of the large number of newbuilding orders placed throughout this period. Scrapping of older ships has helped curtail some of this new supply growth, but it has not been enough to materially offset the large net growth in the fleet. Supply growth momentum has slowed down significantly in recent years as less and less newbuilding orders have been placed. During 2018, 293 newbuilding vessels were delivered to industry participants, representing a gross supply growth of 2.6% for the industry. Scrapping of older ships amounted to 57 vessels.

Although supply growth has been decreasing, the global fleet remains over-supplied. Assuming newbuilding ordering remains at current low levels, it may take some years until the excess supply ultimately gets absorbed by growing demand and natural attrition of the fleet as older vessels go to demolition.

The market values of our vessels are volatile and may decline which could limit the amount of funds that we can borrow or cause us to breach certain financial covenants under our credit facilities or bond terms.

The fair market values of our vessels have been very volatile. Although values for secondhand Supramax/Ultramax drybulk carriers have recovered significantly since 2016, they remain below historical averages and significantly under peak levels reached.   The fair market value of our vessels may continue to fluctuate depending on a number of factors, including:

•	prevailing level of charter rates;

•	general economic and market conditions affecting the shipping industry;

•	types, sizes, and ages of vessels;

•	supply of and demand for vessels;

•	other modes of transportation;

•	cost of new buildings;

•	governmental or other regulations;

•	the need to upgrade secondhand and previously owned vessels as a result of charterer requirements, technological advances in vessel design or equipment or otherwise; and

•	technological advances.

Conversely, if vessel values are elevated at a time when we wish to acquire additional vessels, the cost of acquisition may increase and this could adversely affect our business, results of operations, cash flow and financial condition.

Declines in charter rates and vessel values could cause us to incur impairment charges.

We evaluate the carrying amounts of our vessels to determine if events have occurred that would require an impairment of their carrying amounts. The recoverable amount of vessels is reviewed based on events and changes in circumstances that would indicate that the carrying amount of the assets might not be recovered. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates and earnings from the vessels. All of these items have been historically volatile.

If indicators of impairment are present, we perform an analysis of the undiscounted projected net operating cash flows for each vessel and compare it to the vessel’s carrying value. We record impairment charges if the projected net operating cash flows do not exceed the carrying value. The amount of impairment recorded is equal to the difference between the fair market value and the carrying value of each vessel.

The carrying values of our vessels may not represent their fair market value in the future because the new market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new buildings. Any impairment charges incurred as a result of declines in charter rates could have a material adverse effect on our business, results of operations and our ability to meet the financial covenants in our loan agreements.

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

New regulations restricting the use of high sulphur fuels effective January 1, 2020, may impact the availability and price of compliant fuel. We have purchased a number of Scrubbers to be installed on 37 of our vessels to allow our vessels to continue to consume high sulphur fuels thereby complying with regulations. The projected costs, including installation, is approximately $2.2 million per Scrubber. The Company intends to complete the retrofit of majority of the 37 vessels prior to the January 1, 2020 implementation date of the new sulphur emission cap regulation, as set forth by the IMO. If implementation or enforcement of the sulphur emissions regulations is delayed, or if the cost differential between the low sulphur fuel and high sulphur fuel is significantly lower than anticipated, we may not realize the economic benefits or recover the cost of the Scrubbers we plan to install.

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

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle under which the machinery would be surveyed periodically over a five-year period. Every vessel is also required to be drydocked every two and a half to five years for inspection, depending on its age, of its underwater parts.

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

Terrorist attacks, the outbreak of war and the existence of international hostilities continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels. Mining of waterways and other efforts to disrupt international shipping also affect our business, operating results and financial condition. Acts of terrorism and piracy have also affected vessels and any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Acts of piracy on ocean-going vessels have had and may continue to have an adverse effect on our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy worldwide has decreased from 2014 to 2018, sea piracy incidents continue to occur increasingly in the Gulf of Guinea and the West Coast of Africa, with drybulk vessels and tankers particularly vulnerable to such attacks. If these piracy attacks occur in regions that are characterized as “war risk” zones, or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs and costs in relation to the employment of onboard security guards, could increase in such circumstances. Furthermore, while we believe the charterer remains liable for charter payments when a vessel is seized by pirates, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter party, a claim that we would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention or hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

If our vessels call on ports located in countries or territories that are subject to comprehensive sanctions imposed by the UN, the United States, the EU or other relevant authorities, or if we are found to be in violation of sanctions, there could be an adverse effect on our reputation, business position, financial condition or results of operations, or the market for our common shares

As a company maintaining its corporate office in the United States with an offices in Germany and Singapore, we are subject to U.S. and EU economic sanctions and trade embargo laws and regulations as well as equivalent economic sanctions laws of other relevant jurisdictions in connection with our activities. The laws and regulations of these different jurisdictions vary in their application and do not all apply to the same covered persons or proscribe the same activities. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time, and the lists of persons and entities designated under these laws and regulations are amended frequently. For example, on October 7, 2016, President Obama issued Executive Order 13742, which effectively eliminated sanctions against Myanmar and removed sanctions designations of formerly restricted parties under the Burma sanctions program. However, the termination of U.S. sanctions on Myanmar does not affect any potential violations that occurred prior to October 7, 2016, and the EU’s restrictions concerning Myanmar remain in place. Additionally, the U.S. and EU have enacted sanctions programs in recent years, including Ukraine/Russia-related sanctions programs, sanctions imposed with respect to the territory of Crimea, and sanctions programs with respect to Venezuela.

In recent years, multilateral international sanctions targeting Iran have restricted and/or prohibited us and our charterers from engaging in Iran-related activities, including calling on ports in Iran. The United States continues to maintain comprehensive sanctions on Iran that generally prohibit persons and companies in the United States, as well as U.S. persons and persons owned or controlled by U.S. persons, wherever located, from engaging in nearly all Iran-related activity. In addition, following the U.S. withdrawal from the Joint Comprehensive Plan of Action (JCPOA), the U.S. has reimposed all of its previously-lifted sanctions that target non-U.S. companies for engaging in certain activities with Iran, including those related to Iran’s energy, shipping, shipbuilding, and insurance sectors. On the other hand, the EU has stayed in the JCPOA and maintained the lifting of nearly all of its sanctions targeting Iran, except for targeted asset freezes and travel bans against certain Iranian individuals and entities and restrictions on activities related to the military, nuclear proliferation and human rights abuses. The EU and Germany also have blocking rules in place intended to protect the interests of EU persons against the extraterritorial application of U.S. sanctions against Iran and Cuba.

Although we intend to maintain compliance with all applicable economic sanctions and trade embargo laws and regulations, there can be no assurance that, notwithstanding our compliance safeguards, we will not be found in the future to have been in violation, particularly as the sanctions and embargo laws and regulations are amended, the scope of certain laws and regulations may be unclear, and laws and regulations are subject to strict liability and are subject to discretionary interpretations by regulators that may change over time. Any such violation could result in fines or other penalties and could severely impact our ability to access U.S. capital markets and conduct our business and could result in some investors and/or lenders deciding, or being required, to divest their interest, or not to invest, in us or lend to us. The determination by these investors and/or lenders not to invest in, or to divest from, our common shares may adversely affect the price at which our common shares trade.

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

If general economic conditions throughout the world deteriorate, it will impede our results of operations, financial condition and cash flows, and could impair our ability to access capital markets at a reasonable cost.

If the economic conditions in the world deteriorate, it could have a material adverse effect on our ability to implement our business strategy. We face risks attendant to changes in economic environments, changes in interest rates, and instability in the banking and securities markets around the world, among other factors. Major market disruptions and the current adverse changes in market conditions and regulatory climate in the United States and worldwide may adversely affect our business or impair our ability to borrow amounts under our credit facilities or any future financial arrangements and may cause the trading price of our common shares on the Nasdaq Global Select Market to decline.

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China, India or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product. China’s gross domestic product grew by 6.6%, 6.9% and 6.7% in 2018, 2017 and 2016, respectively. We cannot assure you that the Chinese economy will not experience a significant contraction in the future. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions. Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively. Moreover, a significant or protracted slowdown in the economies of the United States, the EU or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

The operation of our company has certain unique risks. With a drybulk carrier, the cargo itself and its interaction with the vessel can be an operational risk. By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea. Hull breaches in drybulk carriers may lead to the flooding of the vessels’ holds. If a drybulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads leading to the loss of a vessel. If we are unable to adequately maintain our vessels we may be unable to prevent these events. Any of these circumstances or events could negatively impact our business, financial condition, results of operations and ability to pay dividends, if any, in the future. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

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

In the event of a casualty to a vessel or other catastrophic event, we will rely on our insurance to pay the insured value of the vessel or the damages incurred. We procure insurance for the vessels in our fleet employed against those risks that we believe the shipping industry commonly insures against. These insurances include marine hull and machinery insurance, Protection and Indemnity Insurance, which include pollution risks and crew insurances, and war risk insurance. Currently, the amount of coverage for liability for pollution, spillage and leakage available to us on commercially reasonable terms through P&I Associations and providers of excess coverage is $1 billion per vessel per occurrence.

We have procured hull and machinery insurance, Protection and Indemnity Insurance, pollution insurance coverage, and war risk insurance for our fleet. We have also purchased insurance against loss of hire, which covers business interruptions that result from the loss of use of a vessel. We may not be adequately insured against all risks. We may not be able to obtain adequate insurance coverage for our fleet in the future, and we may not be able to obtain certain insurance coverage, including insurance against charter party defaults, that we have obtained in the past on terms that are acceptable to us or at all. The insurers may not pay particular claims. Our insurance policies may contain deductibles for which we will be responsible and limitations and exclusions which may increase our costs or lower our revenue. Moreover, insurers may default on claims they are required to pay.

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

A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at unilateral charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of our vessels may negatively impact our revenues.

Failure to comply with the U.S. Foreign Corrupt Practices Act could result in fines, criminal penalties, and an adverse effect on our business.

We may operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of business conduct and ethics which is consistent and in full compliance with the FCPA. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take actions determined to be in violation of applicable anti-corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business.

Our systems, are vulnerable to cyber security risks, and we are subject to potential disruption caused by such activities. Companies such as ours are subject to cyber attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, a material breach of any security or confidential information, no assurance can be provided that such disruptions or breach will not occur in the future. Additionally, any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, penalties, ongoing expenses related to client credit monitoring and support, and other expenses, any of which could damage our reputation and adversely affect the growth of our business. While we have deployed resources that are responsible for maintaining appropriate levels of cyber-security, and while we utilize third party technology products and services to help identify, protect, and remediate our information technology systems and infrastructure against security breaches and cyber-incidents, our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other actors or breaches caused by employee error, malfeasance, or other disruptions.

Company Specific Risk Factors

We are dependent on spot charters and any decrease in spot charter rates in the future may adversely affect our earnings, our ability to pay dividends or meet our financial covenants on our indebtedness.

As of December 31, 2018, we owned a fleet of 47 vessels, of which all but one are employed for less than one year as of December 31, 2018, exposing us to fluctuations in spot market charter rates. Historically, the drybulk market has been volatile as a result of the many conditions and factors that can affect the price, supply and demand for drybulk capacity. The continuing global economic crisis may further reduce demand for transportation of drybulk cargoes over longer distances and supply of drybulk vessels to carry such drybulk cargoes, which may materially affect our revenues, profitability and cash flows. The spot charter market may fluctuate significantly based upon supply of and demand for vessels and cargoes. The successful operation of our vessels in the competitive spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, then we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or to pay dividends, if any, in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

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

In addition, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in our existing debt agreements and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term. Please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Dividends.

We have increased our indebtedness, and if we default under our loan agreements, our lenders may act to accelerate our outstanding indebtedness under our credit facilities, which would impact our ability to continue to conduct our business.

At December 31, 2018, the Company’s debt totaled $330.8 million of which $29.2 million is shown in the current portion of long-term debt and $301.6 million in noncurrent liabilities net of $7.8 million of debt discount and debt issuance costs. In addition, as of December 31, 2018, we had $20 million in undrawn revolver available under the Super Senior Facility and New First Lien Facility.

On January 25, 2019, Ultraco, entered into the New Ultraco Debt Facility, which provides for an aggregate principal amount of $208.4 million, consisting of (i) a term loan facility of $153.4 million and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility and the New First Lien Facility in full and for general corporate purposes. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum.

As described under Note 8. Debt to the consolidated financial statements, the obligations under these agreements are secured by collateral, contain a number of operating restrictions, covenants and events of default, and a breach of any of the covenants could result in an event of default under one or more of these agreements, including as a result of cross default provisions, and subject to the terms of the inter creditor agreement and the loan agreements, the agents could proceed against the collateral granted to them to secure that indebtedness.

The failure of our charterers to meet their obligations under our charter agreements, on which we depend for substantially all of our revenues, could cause us to suffer losses or otherwise adversely affect our business and ability to comply with covenants in our credit facilities.

The ability and willingness of each of our counterparties to perform its obligations will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the drybulk shipping industry and the overall financial condition of the counterparties. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities, such as iron ore, coal, grain, and other minor bulks. In addition, in depressed market conditions, there have been reports of charterers, including some of our charter counterparties, defaulting on their obligations under charters, and our customers may fail to pay charter hire. Should a counterparty fail to honor its obligations under its charter with us, it may be difficult to secure substitute employment for such vessel at a similar charter rate. If our charterers fail to meet their obligations to us or attempt to renegotiate our charter agreements, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows, if any, in the future, and compliance with covenants in our credit facilities.

We may have difficulty managing our planned growth properly and integrating newly acquired vessels.

The management of the 47 vessels in our owned fleet, as of December 31, 2018, and additional drybulk vessels that we may acquire in the future impose significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. Further, we are providing technical management services to all of our vessels in our fleet.  We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing charters.

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

We have entered into and may enter into in the future, among other things, charter agreements with our customers. Such agreements subject us to counter party risks. The ability of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime industry, the overall financial condition of the counterparty, charter rates received for specific types of vessels, the supply and demand for commodities such as iron ore, coal, grain, and other minor bulks and various expenses. Should a counter party fail to honor its obligations under agreements with us, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The loss of one or more of our significant customers may affect our financial performance.

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

Our vessels are employed in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than we do. Competition for the transportation of drybulk cargo by sea is intense and depends on price, location, size, age, condition and the acceptability of the vessel and its operators to the charterers. Due in part to the highly fragmented market, competitors with greater resources could enter the drybulk shipping industry and operate larger fleets through consolidations or acquisitions and may be able to offer lower charter rates and higher quality vessels than we are able to offer. If we are unable to successfully compete with other drybulk shipping companies, our results of operations would be adversely impacted.

We may be unable to attract and retain key management personnel and other employees in the shipping industry, which may negatively impact the effectiveness of our management and results of operations.

Our success depends to a significant extent upon the abilities and efforts of our management team. Our success will depend upon our ability to retain key members of our management team and to hire new members as may be desirable. The loss of any of these individuals could adversely affect our business prospects and financial condition. Difficulty in hiring and retaining replacement personnel could have a similar effect. We do not maintain "key man" life insurance on any of our officers.

The aging of our fleet may result in increased operating costs in the future, which could adversely affect our earnings.

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 47 drybulk vessels in our owned fleet as of December 31, 2018 was approximately 9.0 years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more expensive to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

Technological innovation could reduce our charter hire income and the value of our vessels.

The charter hire rates and the value and operational life of a vessel are determined by a number of factors including the vessel's efficiency, operational flexibility and physical life.  Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly.  Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits.  The length of a vessel's physical life is related to its original design and construction, its maintenance and the impact of the stress of operations.  If new drybulk carriers are built that are more efficient or more flexible or have longer physical lives than our vessels, competition from these more technologically advanced vessels could adversely affect the amount of charter hire payments we receive for our vessels once their initial charters expire and the resale value of our vessels could significantly decrease.  As a result, our business, results of operations, cash flows and financial condition could be adversely affected.

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

We believe that we qualify for this statutory tax exemption for our 2018 taxable year and we intend to take this position for U.S. federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to U.S. federal income tax on our U.S. source income. Therefore, we can give no assurances on our tax-exempt status. If we are not entitled to exemption under Section 883 of the Code for any taxable year, we could be subject for those years to an effective 2% U.S. federal income tax on the gross shipping income we derive during the year that are attributable to the transport of cargoes to or from the United States. The imposition of this tax would have a negative effect on our business and would result in decreased earnings and cash available to pay amounts due on the note or for distribution to our shareholders. For more information, see Item 1. Business - United States Federal Income Taxation of Our Company.

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

Our current operating and financial systems may not be adequate if we continue to expand the size of our fleet in the future, as we recently did in the second half of 2017 and our attempts to improve those systems may be ineffective. In addition, if we further expand our fleet, we will need to recruit suitable additional seafarers and shore side administrative and management personnel. We cannot guarantee that we will be able to hire suitable employees as we expand our fleet. If we or our crewing agent encounters business or financial difficulties, we may not be able to adequately staff our vessels. If we are unable to grow our financial and operating systems or to recruit suitable employees as we expand our fleet, our financial performance may be adversely affected and, among other things, the amount of cash available for distribution as dividends to our shareholders may be reduced.

Utilizing derivative instruments, such as forward freight and swap agreements, could result in losses.

From time to time, we may take positions in derivative instruments, including FFAs and bunker swaps. FFAs and other derivative instruments may be used to hedge a vessel owner's exposure to the charter market by providing for the sale of a contracted charter rate along a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs or other derivative instruments and do not correctly anticipate charter rate movements over the specified route and time period, we could suffer losses in the settling or termination of the FFA. This could adversely affect our results of operations and cash flows. During 2018, we recorded a net realized and unrealized gain of $0.1 million on FFAs and bunker swaps which was recorded in Other expense in the Consolidated Statement of Operations for the year ended December 31, 2018.

In addition, we may enter into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements. Any hedging activities we engage in may not effectively manage our interest rate exposure or have the desired impact on our financial conditions or results of operations. At December 31, 2018, we had not entered into interest rate swaps.

If the increase in LIBOR continues, it could affect our profitability, earnings and cash flow.

If the spread between LIBOR and the prime lending rate widened it would affect the amount of interest payable on our debt, which in turn, could have an adverse effect on our profitability, earnings and cash flow.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Upon determination by the facility agent that LIBOR shall no longer be available after a certain date, Ultraco and the facility agent may amend the New Ultraco Debt Facility to replace LIBOR with an alternate benchmark rate (including any mathematical or other adjustments to the benchmark (if any) incorporated therein, a “LIBOR Successor Rate”). The LIBOR Successor Rate may be less favorable than the current interest rate for the New Ultraco Debt Facility.

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

The market price of our common shares has fluctuated and may continue to fluctuate in the future.

The market price of our common shares has fluctuated since we became a public company and may continue to do so as a result of many factors, including our actual results of operations and perceived prospects, the prospects of our competition and of the shipping industry in general and in particular the drybulk sector, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, changes in general valuations for companies in the shipping industry, particularly the drybulk sector, changes in general economic or market conditions and broad market fluctuations.

The public market for our common shares may not be active and liquid enough for you to resell our common shares in the future.

The stock market has experienced extreme price and volume fluctuations. If the volatility in the market continues or worsens, it could continue to have an adverse effect on the market price of our common shares and could impact a potential sale price if holders of our common stock decide to resell their shares.

The seaborne transportation industry has been highly unpredictable and volatile. The market for common shares in this industry may be equally volatile. The market price of our common shares may be influenced by many factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

•	mergers and strategic alliances in the shipping industry;

•	terrorist acts;

•	future sales of our common shares or other securities;

•	market conditions in the shipping industry;

•	economic and regulatory trends;

•	shortfalls in our operating results from levels forecast by securities analysts;

•	announcements concerning us or our competitors;

•	the general state of the securities market; and

•	investors’ perception of us and the drybulk shipping industry.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. Our Charter authorizes us to issue 700,000,000 shares of common stock, of which 72,553,280 and 73,185,184 shares were issued and outstanding as of December 31, 2018 and March 11, 2019, respectively. As we did in 2016 and the first quarter of 2017, we may issue additional shares of our common stock in the future. Our shareholders may incur dilution from any future equity offering and upon the issuance of additional shares of our common stock upon the exercise of options we have granted to certain of our executive officers or upon the issuance of additional shares of common stock pursuant to our equity incentive plan. In addition, we have a registration rights agreement in favor of certain of our shareholders. Sales of our common stock by one or more of those holders could lower the trading price of our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease office space at 300 First Stamford Place, Stamford CT 06902. In addition, we lease offices in Singapore and Hamburg, Germany. Our interests in our drybulk vessels are our only material properties. See Item 1. Business — Our Fleet.

ITEM 3. LEGAL PROCEEDINGS

See Note 10. Commitments and Contingencies to the Company’s consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data of this Form 10-K, for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The trading market for shares of our common stock is the Nasdaq Global Select Market, on which our shares are quoted under the symbol "EGLE.”

On March 12, 2019, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, was $4.75 per share.

The number of shareholders of record of our common stock was approximately 65 on March 12, 2019, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

Payment of Dividends to Shareholders

The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term. Please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends and Note 8. Debt to the consolidated financial statements.

Equity Compensation Plan Information

On October 15, 2014, the Company adopted the Management Incentive Program, which provided for the distribution of Company equity in the form of shares of Company common stock, and options, to the participating senior management and other employees of the reorganized Company (the “2014 Plan”). As of December 31, 2018, there were 50,625 unvested restricted shares issued and outstanding under this plan. The 2014 Plan was replaced by the 2016 Plan, as defined below.

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

The following table sets forth certain information as of December 31, 2018 regarding the 2016 Plan. The 2016 Plan was approved by our shareholders on December 15, 2016.

Plan Category	Securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Remaining securities for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	2,005,421	$4.85	1,471,709
Equity compensation plans not approved by security holders	—	—	N/A
Total	2,005,421	4.85	1,471,709

(1) The sum, combined with 1,871,483 restricted shares issued (net of forfeitures and cancellations) consists of 5,348,613 shares eligible to be granted under the 2016 Plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below have been derived in part from, and should be read in conjunction with, the consolidated financial statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar, Shares, and Weighted Average Shares Outstanding amounts in thousands except per Share amounts and Fleet Data)

	Successor					Predecessor
Income Statement Data (a)	2018	2017	2016	2015	Period from October 16, 2014 to December 31, 2014 (a)	Period from January 1, 2014 to October 15, 2014 (a)
Revenues, net	$310,094	$236,785	$124,493	$103,857	$31,090	$123,150
Voyage expenses	79,566	62,351	42,094	23,832	6,262	14,704
Vessel expenses	81,336	78,607	74,017	86,329	17,331	71,679
Charter hire expenses	38,046	31,284	12,845	4,126	1,043	188
Depreciation and Amortization	37,717	33,691	38,884	43,001	8,782	61,239
General and Administrative Expenses	36,157	33,126	22,906	25,537	5,933	18,679
Restructuring Charges	—	—	5,869	—	—	—
Vessel Impairment*	—	—	129,028	50,873	—	—
(Gain)/loss on Sale of Vessels	(335)	(2,135)	102	5,697	—	—
Total Operating Expenses	272,487	236,925	325,745	239,395	39,351	166,489

Interest expense	25,744	29,377	21,799	11,927	2,360	60,737
Interest income	(585)	(651)	(215)	(6)	(2)	(8)
Other (income)/expense	(126)	(38)	687	838	884	—
Reorganization expense	—	—	—	—	46	427,735
Loss on debt extinguishment **	—	14,969	—	—	—	—
Net income/(loss)	$12,575	$43,797	$(223,523)	$(148,297)	$(11,549)	$(531,803)

Share and Per Share Data
Basic income/(loss) per share	$0.18	$(0.63)	$(10.87)	$(78.88)	$(6.16)	$(29.78)
Diluted income/(loss) per share	$0.18	$(0.63)	$(10.87)	$(78.88)	$(6.16)	$(29.78)
Weighted Average Shares Outstanding – Diluted	71,802	69,182	20,566	1,881	1,875	17,857

Consolidated Cash Flow Data
Net cash provided by/(used in) operating activities	$45,470	$(10,037)	$(45,434)	$(43,787)	$(279)	$(19,465)
Net cash (used in) / provided by investing activities	(31,014)	(155,250)	(9,347)	10,252	4,206	(491)
Net cash provided by /(used in) financing activities	7,381	145,022	106,335	18,456	—	(36,322)

* As of December 31, 2018, the Company evaluated if any impairment indicators existed as of December 31, 2018. Based on the evaluation, the Company determined that there were impairment indicators for 22 vessels in the Company's fleet for which the vessel prices based on vessel valuations received from third party brokers were lower than their carrying values. Based on our impairment analysis, we determined that as of December 31, 2018, the future cash flows expected to be earned by the 22 vessels on an undiscounted basis would exceed their carrying value and therefore no impairment charges were recorded in the consolidated financial statements. As of December 31, 2016, the Company intended to divest some of the older as well as less efficient vessels from its fleet to achieve operating cost savings as well as potentially acquiring newer and more efficient vessels. The anticipated sale of such vessels in the next two years reduced our estimated holding period of the vessels resulting in an impairment charge. As a result, we reduced the carrying value of each vessel to its fair market value as of December 31, 2016 and recorded an impairment charge of $122.9 million. In addition to the above, in 2015, we identified six vessels as probable sales, and recognized an impairment charge in 2015 of $50.9 million.  As the value of such vessels further declined in the first quarter of 2016, we recorded an additional impairment charge of $6.2 million in that quarter.

** On December 8, 2017, the Company repaid the amounts outstanding under the First Lien Facility and the Second Lien Facility by issuance of $200.0 million of the Norwegian Bond Debt and $65 million of the New First Lien Facility. As a result, the Company recognized a $15.0 million loss on debt extinguishment in the fourth quarter of 2017. See Note 8. Debt to the consolidated financial statements.

Consolidated Balance Sheet Data	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014 (a)
Current Assets	$118,474	$105,223	$104,265	$41,025	$76,591
Total Assets	846,209	808,350	686,382	786,603	913,877
Total Liabilities	366,603	347,185	285,899	268,259	249,786
Current Portion of Long-term Debt (b)	29,176	4,000	—	15,625	15,625
Long-term Debt	301,583	313,684	255,944	225,577	203,556
Stockholders' Equity (c)	479,606	461,165	400,483	518,344	664,091
Other Data
Capital Expenditures:
Vessels and vessel improvements	$43,444	$176,603	$21,787	$1,747	$486
Cash paid for scrubbers, ballast water systems and other	$12,342	$—	$—	$—	$—
Drydocking costs incurred	$8,323	$2,579	$3,689	$11,142	$5,764
Ratio of Total Debt to Total Capitalization (d)	40.8%	40.8%	39.0%	31.8%	24.8%
Fleet Data
Number of Vessels in owned fleet	47	47	41	44	45
Average Age of Fleet	9.0	8.2	8.7	8.4	8.0
Fleet Ownership Days	17,213	16,293	15,408	16,186	16,425
Charter-in under operating lease Days	3,294	3,353	1,494	382	91
Fleet Available Days	20,083	19,245	16,695	16,151	16,325
Fleet Operating Days	19,921	19,140	16,485	15,766	15,988
Fleet Utilization	99.2%	99.5%	98.8%	97.6%	97.9%

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

(b)
The amount of $29.2 million is based on our existing debt as of December 31, 2018 - Norwegian Bond Debt, Original Ultraco Debt Facility and New First Lien Facility. The Original Ultraco Debt Facility and New First Lien Facility were refinanced on January 25, 2019 with the New Ultraco Debt Facility.

(c)
Effective August 5, 2016, the Company completed a 1 for 20 reverse stock split of its issued and outstanding shares of common stock, par value $0.01 per share (the “Reverse Stock Split”), pursuant to which proportional adjustments were made to the Company’s issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the Reverse Stock Split as well as the applicable exercise price. In addition, proportional adjustments were made to the number of shares of common stock issuable upon exercise of outstanding warrants and to the exercise price of such warrants, pursuant to the terms thereof. No fractional shares were issued in connection with the Reverse Stock Split, and shareholders who would have received a fractional share of common stock in connection with the Reverse Stock Split instead received a cash payment in lieu of such fractional share. The Company also had 3,040,540 outstanding warrants convertible to 152,027 shares of the Company's common stock which will be recorded as equity upon exercise at an exercise price of $556.40 per share. The warrants have a 7 year term and will expire on October 15, 2021.

(d)	Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8. Financial Statements and Supplementary Data, our consolidated financial data set forth in Item 6. Selected Financial Data and the risk factors identified in Item 1A. Risk Factors of this Annual Report.

General Overview

We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax drybulk vessels in the world. Supramax dry bulk vessels range in size from approximately 50,000 to 59,000 dwt and Ultramax dry bulk vessels range in size from 60,000 to 65,000 dwt. Supramax and Ultramax vessels are equipped with cranes and grabs, which are used to load and discharge cargo. We provide all management services which includes strategic, commercial, operational, technical, and administrative services, to our owned fleet. We also provide transportation solutions to a diverse group of customers, including: miners, producers, traders, and end users. Typical cargoes we transport include both major bulk cargoes, such as coal, grain, and iron ore, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of December 31, 2018, we owned and operated a modern fleet of 47 Supramax/Ultramax dry bulk vessels. We chartered-in three Ultramax vessels for a term ranging from one to three years. In addition, the Company charters-in third-party vessels on a short to medium term basis.

Our owned fleet totals 47 vessels, with an aggregate carrying capacity of 2,705,764 dwt, had an average age of 9.0 years as of December 31, 2018.

Refinancing

On January 25, 2019, Eagle Bulk Ultraco LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility (the "New Ultraco Debt Facility"), with the Company and certain of its indirect vessel-owning subsidiaries, as guarantors, the lenders party thereto, the swap banks party thereto, ABN AMRO Capital USA LLC (“ABN AMRO”), Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB (PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, and ABN AMRO, as arranger, security trustee and facility agent. The New Ultraco Debt Facility provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay in full (i) the outstanding debt including accrued interest under (a) the credit agreement, dated June 28, 2017, made by, among others, Ultraco, as borrower, the banks and financial institutions party thereto and ABN AMRO, as securities trustee and facility agent, in the original principal amount of up to $61.2 million (the “Original Ultraco Debt Facility”) and (b) the credit agreement, dated December 8, 2017, made by, among others Eagle Shipping LLC, a wholly-owned subsidiary of the Company (“Eagle Shipping”), as borrower, the entities and financial institutions party thereto and ABN AMRO, as security trustee and facility agent, in the original principal amount of up to $65.0 million (the “New First Lien Facility”), and (ii) for general corporate purposes. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum.

The following are certain significant events with respect to our vessels that occurred during 2018:

•
On April 17, 2018, the Company sold the vessel Avocet for $9.7 million, after brokerage commissions and associated selling expenses, and recorded a net gain of approximately $0.1 million in its Consolidated Statements of Operations for the year ended December 31, 2018.

•	During 2018, the Company, through its subsidiary Ultraco, purchased two Ultramax vessels, New London Eagle and Hamburg Eagle for $21.3 million per vessel.

•
On August 14, 2018, the Company entered into a contract for installation of BWTS on our owned vessels.The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings in the next three years. The Company recorded $1.0 million in Other assets in the Consolidated Balance Sheet as of December 31, 2018.

•
On September 4, 2018, the Company announced it had entered into a series of agreements to purchase up to 37 exhaust gas cleaning systems ("Scrubbers") which are to be retrofitted on owned vessels. The Agreements are comprised of firm orders for 19 Scrubbers and up to an additional 18 units, at the Company’s option. On November 20, 2018, the Company announced that it had exercised its option to purchase 15 of the 18 optional Scrubbers, and on January 23, 2019, the Company announced that it had exercised the remaining 3 options. The projected costs, including installation, is approximately $2.2 million per Scrubber. The Company recorded $16.9 million in Other assets in its Consolidated Balance Sheet as of December 31, 2018. The Company intends to complete the retrofit of a majority of vessels prior to the January 1, 2020, which is the implementation date of the new sulphur emission cap as set forth by the IMO.

•
On September 10, 2018, the Company sold the vessel Thrush for $10.8 million after brokerage commissions and associated selling expenses. The Company recorded a gain of $0.2 million in its Consolidated Statements of Operations for the year ended December 31, 2018.

•
On December 13, 2018, the Company signed a memorandum of agreement to sell the vessel Condor for $6.5 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in January 2019. The Company expects to record a gain of approximately $2.2 million in the first quarter of 2019. The Company recorded the carrying amount of the vessel as vessels held for sale as of December 31, 2018.

•
On December 21, 2018, the Company signed a memorandum of agreement to purchase a 2015 built Ultramax vessel for $20.4 million. As of December 31, 2018, the Company paid a deposit of $2.0 million. The Company took delivery of the vessel, Cape Town Eagle in January 2019.

•
On January 4, 2019, the Company signed a memorandum of agreement to sell the vessel Merlin for $6.1 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in January 2019. The Company expects to record a gain of approximately $1.9 million in the first quarter of 2019. The Company recorded the carrying amount of the vessel as vessels held for sale as of December 31, 2018.

The following are certain significant events with respect to our vessels that occurred during 2016 and 2017:

•
On April 26, 2016, the Company sold the vessel Peregrine for $2.6 million, after brokerage commissions and associated selling expenses, and recorded a net loss of approximately $0.1 million in the second quarter of 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On June 16, 2016, the Company sold the vessel Falcon for $3.2 million, after brokerage commissions and associated selling expenses, and recorded a net loss of approximately $0.1 million in the second quarter of 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On July 12, 2016, the Company sold the vessel Harrier for $3.2 million, after brokerage commissions, associated selling expenses, and recorded a loss of $0.1 million. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On September 6, 2016, the Company sold the vessel Kittiwake for $4.0 million, after brokerage commission, associated selling expenses, and recorded a net gain of $0.3 million in the third quarter of 2016. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On September 30, 2016, Eagle Bulk Shipco LLC ("Shipco") signed a memorandum of agreement to acquire a 2016 NACKS built Ultramax 61,000 dwt. vessel for $18.8 million. The Company took the delivery of the vessel, the Stamford Eagle, in the fourth quarter of 2016.

•
On November 14, 2016, the Company, through its subsidiary Shipco, signed a memorandum of agreement to acquire a 2017 built 64,000 dwt SDARI-64 Ultramax drybulk vessel constructed at Chengxi Shipyard Co., Ltd for $17.9 million. The Company took delivery of the vessel, the Singapore Eagle, on January 11, 2017.

•
On January 6, 2017, the Company sold the vessel Redwing for $5.8 million, after brokerage commissions and associated selling expenses, and recorded a net gain of $0.1 million. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On April 6, 2017, the Company sold the vessel Sparrow for $4.8 million after brokerage commissions and associated selling expenses, and recorded a net gain of $1.8 million. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On July 27, 2017, the Company sold the vessel Woodstar for $7.8 million after brokerage commissions and associated selling expenses and recorded a gain for $0.2 million. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

•
On November 28, 2017, the Company sold the vessel Wren for $7.6 million after brokerage commissions and associated selling expenses and recorded a gain of $0.03 million. A portion of the proceeds was used towards repayment of the term loan under the First Lien Facility.

Business Strategy and Outlook:

We believe our strong balance sheet allows us the flexibility to opportunistically make investments in the drybulk segment that will drive shareholder growth. In order to accomplish this, we intend to:

•	Maintain a highly efficient and quality fleet in the drybulk segment.

•	Maintain a revenue strategy that takes advantage of a rising rate environment and at the same time mitigate risk in a declining rate environment.

•	Maintain a cost structure that allow us to be competitive in all economic cycles without sacrificing safety and maintenance.

•	Continue to grow our relationships with our charterers and vendors

•	Continue to invest in our on-shore operations and development of processes.

Our financial performance is based on the following key elements of our business strategy:

(1)
concentration in one vessel category: Supramax/Ultramax drybulk vessels, which we believe offer certain size, operational and geographical advantages relative to other classes of drybulk vessels, such as Handysize, Panamax and Capesize vessels,

(2)
An active owner-operator model where we seek to operate our own fleet and develop contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on voyage chartering, we consistently monitor the drybulk shipping market and, based on market conditions, will consider taking advantage of long-term time charters at higher rates when appropriate.

(3)	Maintain high quality vessels and improve standards of operation through improved standards and procedures, crew training and repair and maintenance procedures.

We have employed all of our vessels on time and voyage charters. The following table represents certain information about our revenue earning charters on our owned fleet as of December 31, 2018:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Jan 2019	$3,000

Canary	2009	57,809	Feb 2019	Voyage

Cardinal	2004	55,362	Jan 2019	$7,000

Condor	2001	50,296	—	$—	(1)

Crane	2010	57,809	—	$—	(2)

Crested Eagle	2009	55,989	Jan 2019	$25,000

Crowned Eagle	2008	55,940	Jan 2019	Voyage

Egret Bulker	2010	57,809	Jan 2019	$12,000

Fairfield Eagle	2013	63,301	Jan 2019	$12,000

Gannet Bulker	2010	57,809	Jan 2019	$4,500	(3)

Golden Eagle	2010	55,989	Feb 2019	Voyage

Goldeneye	2002	52,421	Feb 2019	Voyage

Grebe Bulker	2010	57,809	Jan 2019	$8,300

Greenwich Eagle	2013	63,301	Jan 2019	Voyage

Groton Eagle	2013	63,301	Jun 2019	$10,250	(4)

Hamburg Eagle	2014	63,334	Feb 2019	$2,707	(7)

Hawk I	2001	50,296	Feb 2019	$14,650

Ibis Bulker	2010	57,809	Feb 2019	$15,000

Imperial Eagle	2010	55,989	Jan 2019	$21,500

Jaeger	2004	52,483	Jan 2019	Voyage

Jay	2010	57,809	Jan 2019	$13,000

Kestrel I	2004	50,351	Feb 2019	$10,250

Kingfisher	2010	57,809	Jan 2019	$2,864	(5)

Madison Eagle	2013	63,301	Feb 2019	Voyage

Martin	2010	57,809	Feb 2019	Voyage

Merlin	2001	50,296	Jan 2019	$12,000	(1)

Mystic Eagle	2013	63,301	Feb 2019	$13,000

New London Eagle	2015	63,140	Jan 2019	$20,350

Nighthawk	2011	57,809	Jan 2019	Voyage

Oriole	2011	57,809	Jan 2019	$6,000	(6)

Osprey I	2002	50,206	Jan 2019	Voyage

Owl	2011	57,809	Jan 2019	$12,950

Petrel Bulker	2011	57,809	Jan 2019	$2,750

Puffin Bulker	2011	57,809	Jan 2019	$16,000

Roadrunner Bulker	2011	57,809	Jan 2019	Voyage

Rowayton Eagle	2013	63,301	Feb 2019	Voyage

Sandpiper Bulker	2011	57,809	Jan 2019	$5,600

Shrike	2003	53,343	Jan 2019	Voyage

Singapore Eagle	2017	63,386	Feb 2019	Voyage

Skua	2003	53,350	Jan 2019	Voyage

Southport Eagle	2013	63,301	Jan 2019	$13,000

Stamford Eagle	2016	61,530	Jan 2019	Voyage

Stellar Eagle	2009	55,989	Mar 2019	$22,000

Stonington Eagle	2012	63,301	Oct 2019	$11,650

Tern	2003	50,209	Nov 2019	$12,000

Thrasher	2010	53,360	Feb 2019	Voyage

Westport Eagle	2015	63,344	Jan 2019	Voyage

(1)
The Company signed memorandum of agreements to sell vessels, Condor and Merlin for $6.5 million and $6.1 million, respectively, after brokerage commissions and associated selling expenses. The vessels were delivered to the buyers in January 2019.

(2)	The vessel is undergoing repairs at a shipyard until end of February 2019.

(3)	The vessel is contracted to continue the existing time charter at an increased charter rate of $12,000 after January 22, 2019.

(4)	The vessel is contracted to continue the existing time charter at an increased charter rate of $14,000 after February 1, 2019.

(5)	The vessel is contracted to continue the existing time charter at an increased charter rate of $12,800 after January 11, 2019.

(6)	The vessel is contracted to continue the existing time charter at an increased charter rate of $12,000 after January 5, 2019.

(7)	The vessel is contracted to continue the existing time charter at an increased charter rate of $13,500 after January 4, 2019.

Market Overview

The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 5% of the on-the-water drybulk fleet. As of December 31, 2018, there are approximately 11,352 drybulk vessels over 10,000 dwt totaling 841 million dwt. We compete with other (primarily private) owners of drybulk vessels in the Handysize, Supramax/Ultramax, and Panamax asset classes.

Competition in the shipping industry varies according to the nature of the contractual relationship as well as the kind of commodity being shipped. Our business will fluctuate in line with the main patterns of trade of drybulk cargoes and varies according to changes in the supply and demand for these items. Competition in virtually all bulk trades is intense and based primarily on supply of ships and demand for our ocean transportation services. We compete for charters on the basis of price, vessel location, size, age, and condition of the vessel, as well as on our reputation as an owner and operator. Increasingly, major customers are demonstrating a preference for modern vessels based on concerns about the environmental and operational risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets.

Our strategy is to focus on the Supramax/Ultramax asset class, defined as drybulk vessels that range in size from approximately 50,000 to 65,000 dwt. These vessels have the cargo loading and unloading flexibility offered by their on-board cranes, while the cargo carrying capacity approaches that of Panamax, which ranges in size between 65,000 and 100,000 dwt but which require onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class makes it the preferred type of ship attractive to potential charterers. As of December 31, 2018, all 47 of our owned vessels range in size between 50,000 and 64,000 dwt.

The supply of drybulk vessels depends primarily on the size of the orderbook and the scrapping of older or less efficient vessels. Net fleet growth (newbuilding deliveries less scrapping) amounted to 2.6% for 2018 as compared to 3.0% for the year prior. During 2018, newbuilding deliveries totaled 293 vessels, a decrease of approximately 36% from 2017. Scrapping totaled 57 vessels in 2018 as compared to 219 vessels in 2017 and 409 in 2016.

The typical trading life of a Supramax/Ultramax vessel is approximately 25 years. As of December 2018, 10% of the world's drybulk fleet (by vessel count) was 20 years or older. The 47 vessels in our operating fleet had an average age of approximately 9.0 years as of December 31, 2018.

In 2018, drybulk demand increased by 2.3% compared to an increase of 4.0% in 2017. The demand growth in 2018 was primarily driven by an increase in the coal trade led by China and India, and an increase in the demand for minor bulks. The BSI, a drybulk index based on 52,000 dwt vessels, averaged $11,204 for 2018, compared to $9,168 for 2017.

Looking ahead, newbuilding deliveries for 2019 (and beyond) are expected to continue moderate levels, with the orderbook currently standing at approximately 11.0% of the existing fleet, with the newbuilding orderbook for Supramax/Ultramax at 7.0% of the Supramax/Ultramax on-the-water fleet. Drybulk trade, which tends to be correlated to global GDP, is expected to grow by approximately 2.2% in 2019, driven by increased trade in coal and grains and most minor bulk commodities led by bauxite in particular.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a description of all our accounting policies, see Note 3. Significant Accounting Policies to our consolidated financial statements included herein.

Revenue Recognition

Revenues are generated from time charters and voyage charters. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the commencement of loading of the charterer's cargo and is deemed to end upon the completion of discharge of the cargo, provided the charter rate is fixed and determinable, and collectability is reasonably assured. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied.

In May 2014, the FASB issued ASC 606, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. Under ASC 606, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations of the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfied a performance obligation. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized.

We adopted the provisions of ASC 606 on January 1, 2018 using the modified retrospective approach. As such, the comparative information has not been restated and continues to be reported under the accounting standards in effect for periods prior to January 1, 2018. Under the modified retrospective approach, the Company recognized the cumulative effect of adopting this standard as an adjustment amounting to $0.8 million to increase the opening balance of Accumulated Deficit as of January 1, 2018. The Company recognized (i) $0.8 million of deferred costs which represents the costs such as bunker expenses and charter hire expenses on chartered-in vessels, incurred prior to the commencement of loading are recorded in other current assets and (ii) $1.6 million of unearned charter hire revenue which represents the Company's obligation to satisfy performance obligations under the contract for which the Company has received consideration from the customer.

The adoption of ASC 606 impacted the timing of recognition of revenue for certain ongoing spot voyage charter contracts, related voyage expenses and charter hire expenses. Under ASC 606, revenue is recognized from when the vessel commences loading through the completion of discharge at the discharge port instead of recognizing revenue from the discharge of the previous voyage provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Any expenses incurred during the ballast portion of the voyage (time spent by the vessel traveling from discharge port of the previous voyage to the load port of the subsequent voyage) such as bunker expenses, canal tolls and charter hire expenses for chartered-in vessels are deferred and are recognized on a straight-line basis over the charter period as the Company satisfies the performance obligations under the contract.

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

Vessel Lives and Impairment

The Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. In addition, the Company estimates the scrap rate to be $300 per lwt, to compute each vessel's residual value, which is below the 15-year average scrap value of steel.

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

If indicators of impairment are present, we perform an analysis of the undiscounted projected net operating cash flows for each vessel and compare it to the vessel’s carrying value. This assessment is made at the individual vessel level since we can separately identify cash flow information for each vessel. In developing estimates of future cash flows, the Company must make assumptions about future charter rates, ship-operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing. For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on a historical average of the last twenty five years of one to three years’ time charters. The undiscounted projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and for the unfixed days, projected FFA rates up to 2020 and an estimated daily time charter equivalent over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and capital expenditures.

The Company evaluated if any impairment indicators existed as of December 31, 2018. Based on the evaluation, the Company determined that there were impairment indicators for 22 Supramax vessels in the Company's fleet for which the average vessel prices based on vessel valuations received from third party brokers were lower than their carrying values. The Company considered this to be an impairment indicator and performed an impairment test on the 22 Supramax vessels.

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile. We utilize historical averages as discussed above in our impairment tests due to the highly cyclical nature of the drybulk shipping industry. Our vessels range from very new to fifteen years old, and we believe that utilizing rates over a long period of time incorporates numerous shipping cycles and reflects our strategy of operating our vessels over a long time period, and in line with the overall useful economic life of our vessels. As disclosed elsewhere herein, we also consider whether utilizing ten or fifteen year averages would impact our impairment assessment. Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 16 years in which to provide sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2018.  Management will continue to monitor developments in charter rates in our participatory markets with respect to the expectation of future rates over an extended period.

A comparison of the average estimated daily time charter equivalent rate used in our impairment analysis with the average break even rate at which the undiscounted cash flows for the 22 vessels for which impairment test was performed will be lower than their carrying value as of December 31, 2018 (“average break even rate”) for our vessels is presented below:

Vessel Class	Average estimated daily time charter rate used	Percentage decline from average estimated daily time charter rate used in impairment test at which point impairment would be recorded
Supramax	$12,199	(30)%

For the purpose of presenting our investors with additional information to determine how the Company’s future results of operations may be impacted in the event that daily time charter rates change from their current levels in future periods, we set forth in the table below analysis that shows the 1 year, 3 year, 5 year, 10 year and 15 year averages blended rates and the effect of the use of each of these rates would have on the Company’s impairment analysis:

	Incremental number of vessels	Potential Incremental Impairment (in millions)
1 year historical average	—	—
3 year historical average	3	$14.7
5 year historical average	3	$14.7
10 year historical average	—	—
15 year historical average	—	—

Management does not believe that one year, three year, and five year historical average is reflective of the cyclical nature of shipping business, which tends to have cycles much longer than one, three or five years.

Based on our impairment analysis, we determined that as of December 31, 2018, the future cash flows expected to be earned by the 22 vessels on an undiscounted basis would exceed their carrying value and therefore no impairment charges were recorded in the consolidated financial statements.

  As of December 31, 2016, as part of our fleet renewal program, management considered it probable that we would divest some of our older vessels as well as certain less efficient vessels from its fleet to achieve operating cost savings.  The Company identified two groups of vessels. Group 1 vessels were selected based on the shipyard they were built and their technical specifications. The group consists of five sister ships constructed in the Dayang shipyard with 53,000 dwt. These vessels were identified by management as having poorer fuel efficiency, among other reasons, compared to their peers. The second group of 11 vessels are older than 13 years and less than 53,000 dwt.  Based on our projected undiscounted cash flows prior to sale, factoring the probability of sale, such vessels were determined to be impaired, and written down to their current fair value as of December 31, 2016, which was determined by obtaining broker quotes from two unaffiliated ship brokers.  As a result, we recorded an impairment charge of $122.9 million in the fourth quarter of 2016. The carrying value of these vessels prior to impairment was $234.9 million.  In addition to the above, in 2015, we identified six vessels as probable sales, and recognized an impairment charge in 2015 of $50.9 million.  As the value of such vessels further declined in the first quarter of 2016, we recorded an additional impairment charge of $6.2 million in that quarter. Out of the six vessels initially identified in 2015, all vessels have been sold as of December 31, 2017. Out of the sixteen vessels impaired in 2016, four vessels were sold during 2017 and 2018 and a memorandum of sale agreements were signed on an additional two vessels. The Company delivered the vessels to the buyers in the first quarter of 2019.

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

The table set forth below indicates the carrying value of each of our vessels as of December 31, 2018 and 2017, which we believe, based on broker quotes recently obtained, have a basic charter free market value below its carrying value.  Noted below the table is the aggregate difference between the carrying value and the basic market value, which represents the approximate amount by which we believe we would have to reduce our net income if we sold all of such vessels, excluding commissions, as of December 31, 2018, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy. Additionally, given the current dynamic in the drybulk market, were we to sell a vessel, we might not be able to realize proceeds consistent with the amounts disclosed below.

	Dwt	Year Purchased	Carrying Value* as of December 31, 2018	Carrying Value* as of December 31, 2017
Drybulk Vessels
Bittern	57,809	2009	$16.3 million *	$17.2 million *
Canary	57,809	2009	$16.4 million *	$17.2 million *
Cardinal	55,362	2005	$6.7 million	$7.1 million
Crane	57,809	2010	$17.4 million *	$18.2 million *
Crested Eagle	55,989	2009	$19.4 million *	$20.5 million *
Crowned Eagle	55,940	2008	$18.2 million *	$19.2 million *
Egret Bulker	57,809	2010	$17.5 million *	$18.3 million *
Fairfield Eagle	63,301	2017	$16.5 million	$17.1 million
Gannett Bulker	57,809	2010	$17.4 million *	$18.1 million *
Golden Eagle	55,989	2010	$20.6 million *	$21.8 million *
Goldeneye	52,421	2008	$5.0 million	$5.3 million
Grebe Bulker	57,809	2010	$17.2 million *	$18.1 million *
Greenwich Eagle	63,301	2017	$16.3 million	$16.9 million
Groton Eagle	63,301	2017	$16.4 million	$16.9 million
Hamburg Eagle	63,334	2014	$21.2 million	—
Hawk I	50,296	2005	$4.2 million	$4.4 million
Ibis Bulker	57,809	2010	$17.2 million *	$18.1 million *
Imperial Eagle	55,989	2010	$20.7 million *	$21.8 million *
Jaeger	52,483	2006	$6.0 million	$6.3 million
Jay	57,809	2010	$17.3 million *	$18.1 million *
Kestrel I	50,351	2006	$6.1 million	$6.7 million
Kingfisher	57,809	2010	$17.3 million *	$18.1 million *
Madison Eagle	63,301	2017	$16.6 million	$17.2 million
Martin	57,809	2010	$17.3 million *	$18.1 million *
Mystic Eagle	63,301	2017	$16.4 million	$17.0 million
New London Eagle	63,140	2018	$20.9 million	—
Nighthawk	57,809	2012	$18.2 million *	$19.0 million *
Oriole	57,809	2012	$18.2 million *	$19.1 million *
Osprey I	50,206	2005	$4.9 million	$5.3 million
Owl	57,809	2012	$18.2 million *	$19.1 million *
Petrel Bulker	57,809	2012	$18.2 million *	$19.1 million *
Puffin Bulker	57,809	2012	$18.3 million *	$19.1 million *
Roadrunner Bulker	57,809	2012	$18.2 million *	$19.1 million *
Rowayton Eagle	63,301	2017	$16.4 million	$17.0 million
Sandpiper Bulker	57,809	2012	$18.3 million *	$19.1 million *
Shrike	53,343	2007	$6.1 million	$6.5 million
Singapore Eagle	63,386	2017	$17.8 million	$18.5 million
Skua	53,350	2007	$6.1 million	$6.5 million
Southport Eagle	63,301	2017	$16.3 million	$16.9 million
Stamford Eagle	61,530	2016	$17.6 million	$18.3 million
Stellar Eagle	55,989	2009	$19.5 million *	$20.6 million *
Stonington Eagle	63,301	2017	$16.3 million	$16.9 million
Tern	50,209	2006	$5.7 million	$6.0 million
Thrasher	53,360	2010	$8.9 million	$9.2 million
Westport Eagle	63,344	2017	$16.4 million	$17.0 million

 *Indicates drybulk carriers for which we believe, as of December 31, 2018 and 2017, the basic charter-free market value is lower than the vessel’s carrying value. We believe that the aggregate carrying value of these vessels exceed their December 31, 2018 and 2017 aggregate basic charter-free market value by approximately $118.0 million and $122.0 million, respectively.

Deferred Drydock Cost

There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydock costs are capitalized when incurred and amortized over the period to the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock expenses. Under the deferral method, drydock expenses are capitalized and amortized on a straight-line basis until the next drydock, which we estimate to be a period of two and a half to five years. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydock performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in deferred drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted. We expect that our vessels will be required to be drydocked approximately every 30 months for vessels older than 15 years and 60 months for vessels younger than 15 years.

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

Vessel acquisition

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

Where we have assumed an existing charter obligation or enter into a time charter with the existing charterer in connection with the purchase of a vessel at charter rates that are less than market charter rates, we record a liability in fair value below contract value of time charters acquired based on the difference between the assumed charter rate and the market charter rate for an equivalent vessel. Conversely, where we assume an existing charter obligation or enter into a time charter with the existing charterer in connection with the purchase of a vessel at charter rates that are above market charter rates, we record an asset in fair value above contract value of time charters acquired, based on the difference between the market charter rate and the contracted charter rate for an equivalent vessel. This determination is made at the time the vessel is delivered to us, and such assets and liabilities are amortized to revenue over the remaining period of the charter. The determination of the fair value of acquired assets and assumed liabilities requires us to make significant assumptions and estimates of many variables including market charter rates, expected future charter rates, future vessel operation expenses, the level of utilization of our vessels and our weighted average cost of capital. The use of different assumptions could result in a material change in the fair value of these items, which could have a material impact on our financial position and results of operations. In the event that the market charter rates relating to the acquired vessels are lower than the contracted charter rates at the time of their respective deliveries to us, our net earnings for the remainder of the terms of the charters may be adversely affected although our cash flows will not be affected.

Results of operations for years ended December 31, 2018, 2017 and 2016

Factors Affecting our Results of Operations

The following tables represent the operating data and certain financial statement data for the years ended December 31, 2018, 2017 and 2016 on a consolidated basis.

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Ownership Days	17,213	16,293	15,408
Chartered-in Days	3,294	3,353	1,494
Available Days	20,083	19,245	16,695
Operating Days	19,921	19,140	16,485
Fleet Utilization	99.2%	99.5%	98.7%

•
Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

•	Chartered-in Days: We define chartered-in days as the aggregate number of days in a period during which the Company chartered-in vessels.

•
Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked 11 vessels in 2018, three vessels in 2017 and nine vessels in 2016.

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

Time Charter and Voyage Revenue

Shipping revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by a company and the trades in which those vessels operate. In the drybulk sector of the shipping industry, rates for the transportation of drybulk cargoes such as ores, grains, steel, fertilizers, and similar commodities, are determined by market forces such as the supply and demand for such commodities, the distance that cargoes must be transported, and the number of vessels available or expected to be available at the time such cargoes need to be transported. The demand for shipments is significantly affected by the state of the global economy and in discrete geographical areas. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally due to scrapping.

The mix of charters between spot or voyage charters and mid-term time charters also affects revenues. Because the mix between voyage charters and time charters significantly affects shipping revenues and voyage expenses, vessel revenues are benchmarked based on net charter hire income. Net charter hire income comprises revenue from vessels operating on time charters, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market and charter hire expenses. Net charter hire income serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue.

The following table represents the reconciliation of Net charter hire income for the years ended December 31, 2018, 2017, and 2016.

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Revenues, net	$310,094,258	$236,784,625	$124,492,844
Voyage Expenses	79,566,452	62,351,252	42,093,714
Charter hire expenses	38,045,778	31,283,956	12,845,468
Net charter hire income	$192,482,028	$143,149,417	$69,553,662

% of Net charter hire from
Time charter	64%	60%	64%
Voyage charter	36%	39%	35%
Commercial pool	—%	1%	1%

Our economic decisions are primarily based on anticipated Net charter hire rates and we evaluate financial performance based on Net charter rates achieved. Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the net charter hire that our vessels earn under charters, which, in turn, are affected by a number of factors, including:

•	the duration of our charters;

•	our decisions relating to vessel acquisitions and disposals;

•	the amount of time that we spend positioning our vessels;

•	the amount of time that our vessels spend in drydock undergoing repairs;

•	maintenance and upgrade work;

•	the age, condition and specifications of our vessels;

•	levels of supply and demand in the drybulk shipping industry; and

•	other factors affecting spot market charter rates for drybulk carriers.

Our revenues for the years ended December 31, 2018, 2017 and 2016 were earned from time charters, voyage charters and commercial pools. We did not have any vessels employed in commercial pools for the year ended December 31, 2018. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.

Revenues, net for the year ended December 31, 2018 were $310.1 million, an increase of 31% compared to the prior year ended December 31, 2017 primarily due to an increase in charter hire rates attributable to an improvement in the drybulk market and increase in available days. The increase in available days was due to the acquisition of 10 Ultramax vessels during 2017 and two Ultramax vessels during 2018 offset by the sale of two vessels in 2018. The chartered-in days for the year ended December 31, 2018 were 3,294 compared to 3,353 in the prior year.

Revenues, net for the years ended December 31, 2017 and 2016 were $236.8 million and $124.5 million, respectively. Net revenues for the year ended December 31, 2017 were 90% higher than net revenues for the year ended December 31, 2016, primarily due to an increase in charter hire rates attributable to an improvement in the drybulk market and increase in available days. The increase in available days was due to acquisition of 10 Ultramax vessels and an increase in chartered-in days offset by the sale of four vessels during 2017. The chartered-in days for the years ended December 31, 2017 and 2016 were 3,353 and 1,494, respectively.

Voyage Expenses

To the extent that we employ our vessels on voyage charters, we incur expenses that include but not limited to bunkers, port charges, canal tolls and brokerage commissions, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which vessels are employed on voyage charters.

Voyage expenses for the year ended December 31, 2018 were $79.6 million, compared with $62.4 million for the year ended December 31, 2017. Voyage expenses have primarily increased due to an increase in bunker prices in the current year compared to the prior year.

Voyage expenses for the year ended December 31, 2017 were $62.4 million, compared with $42.1 million for the year ended December 31, 2016. Voyage expenses have primarily increased due to an increase in bunker prices as well as an increased number of freight voyages performed in 2017 compared to 2016.

Vessel expenses

Vessel expenses include expenses relating to crewing costs, vessel operations, general vessel maintenance, regulatory and classification society compliance, repairs, stores, supplies, spare parts and technical consultants.

Vessel expenses for the year ended December 31, 2018 were $81.3 million, which represents an increase of $2.7 million, compared with $78.6 million for the year ended December 31, 2017. The increase in vessel expenses is attributable to the increase in the owned fleet due to the purchase of 10 Ultramax vessels in 2017 and two Ultramax vessels in 2018 offset by the sale of four vessels during 2017 and two vessels during 2018. The ownership days for the year ended December 31, 2018 were 17,213 compared to 16,293 for the prior year ended December 31, 2017.

Vessel expenses for the year ended December 31, 2017 were $78.6 million, which represents an increase of $4.6 million compared with $74.0 million for the year ended December 31, 2016. The increase in vessel expenses is attributable to the increase in the owned fleet due to the purchase of 10 Ultramax vessels offset by the sale of four vessels during 2017 and four vessels during 2016. The ownership days for the year ended December 31, 2017 were 16,293 compared to 15,408 for the prior year ended December 31, 2016.

We believe daily vessel expenses are a good measure for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Average daily vessel expenses for our fleet for the year ended December 31, 2018 were $4,725 compared to $4,825 for the year ended December 31, 2017.

Average daily vessel expenses for our fleet for the year ended December 31, 2017 were $4,825 as compared to $4,803 in 2016.

Insurance expense varies with overall insurance market conditions as well as the insured's loss record, level of insurance and desired coverage. The main insurance expenses include hull and machinery insurance (i.e. asset insurance) costs, loss of hire insurance, Protection, and Indemnity ("P&I") insurance (i.e. liability insurance) costs. Certain other insurances, such as basic war risk premiums based on voyages into designated war risk areas are often for the account of the charterers for time charter voyages and on owners’ account for voyage charters.

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

Charter Hire Expense

The charter hire expenses for the year ended December 31, 2018 were $38.0 million compared to $31.3 million for the year ended December 31, 2017. The increase in charter hire expenses in 2018 compared with 2017 was mainly due to an increase in charter hire rates attributable to an improvement in the drybulk market. The chartered-in operating days for 2018 were 3,294 compared to 3,353 in 2017. The Company currently charters in three vessels on a long term basis.

The charter hire expenses for the year ended December 31, 2017 were $31.3 million compared to $12.8 million for the year ended December 31, 2016. The increase in charter hire expenses in 2017 compared with 2016 was mainly due to an increase in short term chartered-in vessels resulting from successful implementation of our business strategy. The chartered-in operating days for 2017 were 3,353 compared to 1,494 in 2016.

Depreciation and Amortization

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner.  We estimate the scrap rate to be $300/lwt to compute each vessel's residual value.

Depreciation and amortization expenses for the years ended December 31, 2018 and 2017 were $37.7 million and $33.7 million, respectively. The increase in depreciation expense is primarily due to an increase in the owned fleet due to the combined acquisition of 12 vessels in 2017 and 2018 offset by the sale of four vessels in 2017 and two vessels in 2018. Total depreciation and amortization expenses for the year ended December 31, 2018 includes $32.4 million of depreciation and $5.4 million of deferred drydocking amortization. Total depreciation and amortization expenses for the year ended December 31, 2017 includes $29.4 million of depreciation and $4.3 million of amortization of deferred drydocking costs.

Depreciation and amortization expenses for the year ended December 31, 2017 were $33.7 million, compared to $38.9 million for the year ended December 31, 2016. The decrease was primarily due to a lower depreciation base after the impairment write down of $122.0 million in the fourth quarter of 2016 and $6.1 million in the first quarter of 2016 and the sale of four vessels during 2017 and four vessels during 2016 offset by the purchase of 10 Ultramax vessels during 2017 and one Ultramax vessel during the fourth quarter of 2016. Total depreciation and amortization expenses for the year ended December 31, 2017 includes $29.4 million of depreciation and $4.3 million of deferred drydocking amortization. Total depreciation and amortization expenses for the year ended December 31, 2016 includes $35.6 million of depreciation and $3.3 million of amortization of deferred drydocking costs.

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

General and administrative expenses for the years ended December 31, 2018 and 2017 were $36.2 million and $33.1 million, respectively. The increase in general and administrative expenses in 2018 was primarily due to an increase in compensation expense due to increased head count and higher stock-based compensation expense in the current year compared to the prior year. The higher general and administrative expenses are reflective of the expansion of our operating platform.

General and administrative expenses for the years ended December 31, 2017 and 2016 were $33.1 million and $22.9 million, respectively. The increase in general and administrative expenses in 2017 was primarily due to an increase in stock-based compensation expenses due to additional stock grants in the fourth quarter of 2016 and first quarter of 2017 and compensation expense due to increased head count.

General and administrative expenses include stock-based compensation charges of $9.2 million and $8.7 million, respectively, for the years ended December 31, 2018 and 2017. These stock-based compensation charges relate to the stock options and restricted stock units granted to certain members of management, employees and certain directors of the Company under the 2016 Plan. Please see Note 12. Stock Incentive Plans to the consolidated financial statements.

Interest and Finance Costs

Interest expense consisted of:

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
First Lien Facility / Exit Financing Facility Interest *	$—	$10,305,275	$9,938,822
Amortization of debt discount and debt issuance costs	1,913,651	5,927,984	4,532,481
Payment-in-Kind interest on Second Lien Facility	—	10,098,401	7,327,843
Original Ultraco Debt Facility Interest	3,774,309	1,269,581	—
Norwegian Bond Debt interest	16,424,449	1,558,333	—
New First Lien Facility	3,509,790	209,420	—
Super Senior Revolving Credit Facility - commitment fees	121,332	8,000	—
Total Interest Expense	$25,743,531	$29,376,994	$21,799,146

* The Exit Financing Facility (as defined herein) was amended and restated on March 30, 2016 as a result of entering into the First Lien Facility.

For the year ended December 31, 2018, interest rates on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including amortization of debt discount and debt issuance costs for the year was 8.91%. The interest rates on the Original Ultraco Debt Facility ranged from 4.64% to 5.76% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for the year was 5.58%. The interest rates on the New First Lien Facility ranged from 4.91% to 5.89% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 6.12%.

For the year ended December 31, 2017, interest rates on our outstanding debt under First Lien Facility ranged from 4.77% to 5.35%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 6.18%. The interest rates on our outstanding debt under the Original Ultraco Debt Facility ranged from 4.19% to 4.28%, including a margin over LIBOR applicable under the terms of the Original Ultraco Debt Facility which was entered into on June 28, 2017. The weighted average effective interest rate was 4.71%. The Norwegian Bond debt carries an interest rate of 8.25%. The weighted average effective interest rate on the same was 8.84%. The interest rate on our outstanding debt under New First Lien Facility was 4.83% including a margin over LIBOR applicable under the terms of the New First Lien Facility which was entered into on December 8, 2017. The weighted average effective interest rate was 5.21%.

For 2016, interest rates on our outstanding debt ranged from 3.86% to 4.99%, including a margin over LIBOR applicable under the terms of the First Lien Facility/Exit Financing Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 6.83%.

For 2017 and 2016, the payment-in-kind interest rate on our Second Lien Facility was 15% including a margin over LIBOR. The weighted average effective interest rate on our Second Lien Facility including the amortization of debt discount was 17.05%. In December 2017, the Company paid in full $17.4 million of payment-in-kind interest.

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

The effect of non-designated derivative instruments on the Consolidated Statements of Operations is as follows:

		For the Years Ended
Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	December 31, 2018	December 31, 2017	December 31, 2016

FFAs	Other (income)/expense	$(471,679)	$375,672	$561,495
Bunker Swaps	Other (income)/expense	345,438	(413,577)	—
Total		$(126,241)	$(37,905)	$561,495

Derivatives not designated as hedging instruments	Balance Sheet location	For the Years Ended
		December 31, 2018	December 31, 2017
FFAs - Unrealized loss	Fair value of Derivatives	$—	$73,170
Bunker Swaps - Unrealized loss	Fair value of Derivatives	929,313	—
FFAs - Unrealized gain	Other current assets	669,240	—
Bunker Swaps - Unrealized gain	Other current assets	—	128,845

Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of December 31, 2018 and December 31, 2017, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $0.8 million and $0.2 million, respectively, which is recorded within other current assets in the consolidated balance sheets.
Loss on extinguishment

 On December 8, 2017, the Company paid outstanding debt of approximately $265.0 million under the First Lien Facility and the Second Lien Facility through the New First Lien Facility of $65.0 million and issuance of $200.0 million Senior Secured Bonds. As a result, the Company recognized a $15.0 million loss on debt extinguishment in the fourth quarter of 2017. Please see Note 8. Debt to the consolidated financial statements.

Effects of Inflation

The Company does not believe that inflation has had or is likely, in the near future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

The following table presents the cash flow information for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended
(in thousands of U.S. dollars)	December 31, 2018	December 31, 2017	December 31, 2016
Net cash provided by/(used in) operating activities	$45,470	$(10,037)	$(45,434)
Net cash used in investing activities	(31,014)	(155,250)	(9,347)
Net cash provided by financing activities	7,381	145,022	106,335

Increase/(Decrease) in cash and cash equivalents	21,838	(20,265)	51,554
Cash, cash equivalents including restricted cash, beginning of year	56,326	76,591	25,037

Cash and cash equivalents including restricted cash, end of year	$78,164	$56,326	$76,591

Net cash provided by operating activities for the year ended December 31, 2018 was $45.5 million, compared with net cash used in operating activities of $10.0 million in 2017. The increase in cash flow provided by operations resulted from an increase in the charter hire rates achieved by the Company in the current year offset by higher drydocking expenditures in the current year compared to prior year. Additionally, the Company paid $17.4 million of payment-in-kind interest on the Second Lien Facility as part of the debt refinancing transaction in the fourth quarter of 2017.

Net cash used in operating activities for the year ended December 31, 2017 was $10.0 million, compared to $45.4 million in 2016. The increase in cash flow provided by operations resulted from an increase in the charter hire rates achieved by the Company coupled with an improving drybulk market offset by negative working capital changes as an increasing percentage of our revenue is earned on voyage charters as opposed to time charters. Additionally, the Company paid $17.4 million of payment-in-kind interest which represented payment-in-kind interest for the years ended December 31, 2017 and 2016 on the Second Lien Facility as part of the debt refinancing transaction in the fourth quarter of 2017.

Net cash used in investing activities for the year ended December 31, 2018 was $31.0 million, compared to $155.2 million in the prior year. During 2018, the Company purchased two Ultramax vessels for $41.4 million and paid an advance on one Ultramax vessel of $2.0 million offset by the proceeds from the sale of two vessels for $20.5 million. Additionally, the Company paid $12.3 million for purchase and installation of Scrubbers and ballast water treatment systems on our fleet, which are recorded in Other assets on our Consolidated Balance Sheet as of December 31, 2018.

During 2017, the Company purchased ten Ultramax vessels for $174.4 million and paid an advance on the purchase of one Ultramax vessel for $2.2 million partially offset by the proceeds from the sale of four vessels for $26.0 million. During 2017, the Company purchased a certificate of deposit maturing in one year of $4.5 million. During 2016, the Company purchased a 2016 built Ultramax for $18.9 million. In addition, the Company paid $1.9 million as an advance payment for the acquisition of a 2017 built Ultramax. The Company sold four vessels during 2016 for net proceeds of $13.0 million.

Net cash provided by financing activities for the year ended December 31, 2018 was $7.4 million, compared to $145.0 million in the prior year ended December 31, 2017. During 2018, the Company borrowed $21.4 million under the Original Ultraco Debt Facility in connection with the purchase of two Ultramax vessels offset by repayment of the revolver credit facility under New First Lien Facility of $5.0 million and repayment of outstanding bonds of $4.0 million. Additionally, the Company paid $2.2 million of debt issuance costs for the existing debt facilities and $2.6 million towards shares withheld for withholding taxes due to the vesting of restricted shares.

During 2017, the Company received net proceeds of $96.0 million in a private placement of approximately 22.2 million shares of the Company's common stock which closed on January 20, 2017 and repaid $13.0 million of its term loan under the First Lien Facility from the proceeds of the sale of the vessels Redwing, Sparrow, Woodstar and Wren. Additionally, the Company completed a refinancing of approximately $197.0 million under the First Lien Facility and $60.0 million under the Second Lien Facility through the New First Lien Facility of $65.0 million and issuance of $200.0 million Senior Secured Bonds issued at a discount of $1.9 million. The Company borrowed $61.2 million under the Original Ultraco Debt Facility in the second quarter of 2017. The Company paid $5.9 million in debt issuance costs. Please see Note 8. Debt to the consolidated financial statements.

In 2016, the Company received net proceeds of $85.7 million from a private common stock placement, which closed on August 10, 2016, $60.0 million received from our Second Lien Loan Facility and $15.2 million from the revolver under the First Lien Facility offset by repayment of $51.5 million of our term loan and revolver each under the First Lien Facility. The Company also paid $3.1 million in deferred financing costs.

As of December 31, 2018, our cash and cash equivalents balance was $67.2 million compared to a cash and cash equivalents balance of $56.3 million at December 31, 2017. In addition, our restricted cash balance at December 31, 2018 was $11.0 million which includes $10.9 million proceeds from the sale of the vessel Thrush and $74,917 for collateralizing letters of credit relating to our office leases. As of December 31, 2017, our restricted cash balance was $74,917 for collateralizing letters of credit relating to our office leases.

At December 31, 2018, the Company’s debt net of $7.8 million debt discount and debt issuance costs totaled $330.8 million of which $29.2 million is shown in the current portion of long-term debt and $301.6 million in noncurrent liabilities. In addition, as of December 31, 2018, we had $20.0 million in undrawn revolver available under the Super Senior Facility and New First Lien Facility.

On January 25, 2019, Ultraco entered into the New Ultraco Debt Facility, which provides for an aggregate principal amount of $208.4 million, consisting of (i) a term loan facility of $153.4 million and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility and the New First Lien Facility in full and for general corporate purposes. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. Please see Note 8. Debt to the consolidated financial statements.

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

We believe that our current financial resources, together with the undrawn revolver under the Super Senior Facility and New First Lien Facility and cash generated from operations will be sufficient to meet our ongoing business needs and other obligations over the next twelve months. Our ability to generate sufficient cash depends on many factors beyond our control including, among other things, continuing to improve the profitability of its operations and future cash flows, which contemplates an improvement in charter rates.

Dividends

The Company did not make any dividend payments in 2018, 2017 and 2016. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the Company’s debt facilities, and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term.

Debt Agreements

Refer to Note 8. Debt to our consolidated financial statements above for a summary of our credit agreements.

Contractual Obligations

The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2018:

Contractual Obligation	Payment Due by Period
(in thousands of dollars)	2019	2020-2021	2022-2023	2024 +		Total
Bank Loans(1)	$21,176	$33,882	$87,542	$—		$142,600
Interest and borrowing fees(1)	24,828	44,757	19,673	—		89,258
Norwegian Bond Debt (1)	8,000	16,000	172,000	—		196,000
Chartering agreement (2,3)	13,965	17,462	—	—		31,427
Office lease	715	1,436	728	—		2,879
Vessel acquisition (4)	18,360	—	—	—		18,360
Vessel Improvements (5)	65,905	14,547	—	—		80,452
Total	$152,949	$128,084	$279,943	$—	—	$560,976

(1)
This table does not take into account obligations incurred under the New Ultraco Debt Facility and the refinancing of the Original Ultraco Debt Facility and the New First Lien Facility that occurred on January 25, 2019. See Note 8. Debt to our consolidated financial statements. Interest is based on LIBOR assumption of 3.21%.

(2)	Does not include obligations of chartered-in vessels less than one year.

(3)
Includes charter hire obligations on three chartered-in vessels with daily charter rates ranging between $12,800 to $15,250. Please see Note 10. Commitments and Contingencies to the consolidated financial statements.

(4)
On December 21, 2018, the Company signed a memorandum of agreement to purchase a 2015 built Ultramax vessel for $20.4 million. As of December 31, 2018, the Company paid a deposit of $2.0 million. The Company took delivery of the vessel in the first quarter of 2019.

(5)
This amount includes the Company's projected costs related to the ballast water treatment systems ("BWTS") and 34 Scrubbers. BWTS includes costs for 2 vessels sold in January 2019 and excludes the cost for the three scrubber options declared in January 2019 which amounted to $6.6 million.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance the revenue earning capabilities and compliance with new regulations.

In addition to acquisitions that we may undertake in future periods, the Company's other major capital expenditures include funding the Company's program of regularly scheduled drydocking and vessel improvements necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its drydocking, the costs are relatively predictable. Management anticipates that vessels are to be drydocked every two and a half years for vessels older than 15 years and five years for vessels younger than 15 years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that the process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

On August 14, 2018, the Company entered into a contract for installation of BWTS on our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings in the next three years. The Company recorded $1.0 million in Other assets in the Consolidated Balance Sheet as of December 31, 2018.

On September 4, 2018, the Company announced it had entered into a series of agreements to purchase up to 37 Scrubbers which are to be retrofitted on owned vessels. The Agreements are comprised of firm orders for 19 Scrubbers and up to an additional 18 units, at the Company’s option. On November 20, 2018, the Company announced that it had exercised its option to purchase 15 of the 18 optional Scrubbers, and on January 23, 2019, the Company announced that it had exercised the remaining 3 options. The projected costs, including installation, is approximately $2.2 million per Scrubber. The Company recorded $16.9 million in Other assets in its Consolidated Balance Sheet as of December 31, 2018.  The Company intends to complete the retrofit of a majority of vessels prior to the January 1, 2020, which is the implementation date of the new sulphur emission cap as set forth by the IMO.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2018, 11 of our vessels were drydocked and we incurred $8.3 million in drydock related costs. In 2017, three of our vessels were drydocked and we incurred $2.6 million in drydocking related costs.

The following table represents certain information about the estimated costs for anticipated vessel drydockings, BWTS, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

	Projected Costs(2) (in millions)
Quarter Ending	Off-hire Days(1)	BWTS	Scrubbers	Drydocks
March 31, 2019	87	$0.9	22.2	1.6
June 30, 2019	167	$2.5	15.4	1.8
September 30, 2019	192	$3.6	15.3	3.1
December 31, 2019	246	$2.8	13.7	5.1

(1) Actual duration of off-hire days will vary based on the age and condition of the vessel, yard schedules and other factors.
(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to Note 10. Commitment and Contingencies to our consolidated financial statements included in this Annual Report for a discussion of our contingencies related to claim litigation. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

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

At December 31, 2018, the Company’s debt consisted of $196.0 million in senior secured bonds, net of $5.5 million debt discount and debt issuance costs under the Norwegian Bond Debt, $60.0 million in term loan and revolver, net of $1.0 million debt discount and debt issuance costs under the New First Lien Facility and $82.6 million, net of $1.2 million debt discount and debt issuance costs under the Original Ultraco Debt Facility. In addition, we have $20.0 million in undrawn revolver available under the Super Senior Facility and New First Lien Facility. The Norwegian Bond Debt carries a fixed interest rate of 8.25% and therefore does not carry any exposure to interest rate increases. Our outstanding debt under the New First Lien Facility and the Original Ultraco Debt Facility carries an interest of margin plus LIBOR and therefore exposed to interest rate fluctuations. Our total cash interest expense for the year ended December 31, 2018 on our outstanding debt facilities excluding the Norwegian Bond Debt was $7.4 million compared to $11.8 million, which also excludes Payment-in-Kind interest, for the year ended December 31, 2017. The table below provides sensitivity analysis of changes in interest rates for an increase or decrease of 100 basis points and an increase of 200 basis points and the increase in annual interest expense under each scenario. The below analysis excluded our Norwegian Bond Debt which is not subject to variable LIBOR.

	Incremental interest expense
	For the year ended December 31, 2018	For the year ended December 31, 2017
+200 basis points	$2,852,000	$2,524,000
+100 basis points	1,426,000	1,262,000
-100 basis points	(1,426,000)	(1,262,000)

For the year ended December 31, 2018, interest rates on Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including amortization of debt discount and debt issuance costs for the year was 8.91%. The interest rates on the Original Ultraco Debt Facility ranged from 4.64% to 5.76% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for the year was 5.58%. The interest rates on the New First Lien Facility ranged from 4.91% to 5.89% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 6.12%.

For the year ended December 31, 2017, interest rates on our outstanding debt under First Lien Facility ranged from 4.77% to 5.35%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 6.18%. The interest rates on our outstanding debt under the Original Ultraco Debt Facility ranged from 4.19% to 4.28%, including a margin over LIBOR applicable under the terms of the Original Ultraco Debt Facility which was entered into on June 28, 2017. The weighted average effective interest rate was 4.71%. The Norwegian Bond debt carries an interest rate of 8.25%. The weighted average effective interest rate on the same was 8.84%. The interest rate on our outstanding debt under New First Lien Facility was 4.83% including a margin over LIBOR applicable under the terms of the New First Lien Facility which was entered into on December 8, 2017. The weighted average effective interest rate was 5.21%.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV. Item 15. Exhibits, Financial Statement Schedules under the heading, "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in the proxy statement for the 2019 annual meeting of shareholders, to be filed within 120 days after December 31, 2018, and is incorporated by reference to this report.

Item 11. Executive Compensation

Information regarding executive compensation will be included in the proxy statement for the 2019 annual meeting of shareholders, to be filed within 120 days after December 31, 2018, and is incorporated by reference to this report.

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

The following table sets forth certain information as of December 31, 2018 regarding the 2016 Plan. The 2016 Plan was approved by our shareholders on December 15, 2016.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Plan Category	(a)*	(b)	(c)*
Equity compensation plans approved by security holders	2,005,421	$4.85	1,471,709
Equity compensation plans not approved by security holders	—	—	N/A
Total	2,005,421	4.85	1,471,709

* Consists of 5,348,613 shares eligible to be granted under the 2016 Plan.

Information regarding beneficial ownership and management and related stockholder matters will be included in the proxy statement for the 2019 annual meeting of shareholders, to be filed within 120 days after December 31, 2018, and is incorporated by reference to this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the proxy statement for the 2019 annual meeting of shareholders, to be filed within 120 days after December 31, 2018, and is incorporated by reference to this report.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in the proxy statement for the 2019 annual meeting of shareholders, to be filed within 120 days after December 31, 2018, and is incorporated by reference to this report.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

10.43
First Amendment to that certain Credit Agreement, by and among Eagle Bulk Ultraco, LLC, as borrower, certain wholly-owned vessel-owning subsidiaries of Eagle Bulk Ultraco, LLC, as guarantors, the lenders thereunder, the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner, incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 12, 2018; File No. 001-33831.

10.44*
Second Amendment to that certain Credit Agreement, dated as of October 17, 2018, by and among Eagle Bulk Ultraco, LLC, as borrower, certain wholly-owned vessel-owning subsidiaries of Eagle Bulk Ultraco, LLC, as guarantors, the lenders thereunder, the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner.

10.45
Amendment Agreement to the Bond Terms between Eagle Bulk ShipCo LLC (Issuer) and Nordic Trustee AS (Bond Trustee) on behalf of the bondholders (Bondholders) in bond issue Eagle Bulk Shipco LLC 8.250% senior secured USD 200,000,000 bonds 2017/2022; incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc.; filed with the SEC on December 27, 2018; File No. 001-33831.

10.46*
Credit Agreement, dated January 25, 2019, made by and among Eagle Bulk Ultraco LLC, as borrower, the initial guarantors, as guarantors, Eagle Bulk Shipping Inc., as parent and guarantor, the lenders thereto, the swap banks party thereto, ABN AMRO Capital USA LLC, Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB (PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, ABN AMRO Capital USA LLC, as arranger, ABN AMRO Capital USA LLC, as security trustee and ABN AMRO Capital USA LLC, as Facility Agent.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Seward & Kissel LLP.
31.1*	Rule 13a-14(d) / 15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101.INS*	XBRL Instance Document.
101.CAL*	XBRL Schema Document.
101.SCH*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

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

March 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2019.

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
Gary Weston

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Eagle Bulk Shipping Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 13, 2019
We have served as the Company's auditor since 2015.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$67,209,753	$56,251,044
Accounts receivable, net of a reserve of $2,073,616 and $3,501,964, respectively	19,785,582	17,246,540
Prepaid expenses	4,635,879	3,010,766
Short-term investment	—	4,500,000
Inventories	16,137,785	14,113,079
Vessels held for sale	8,458,444	9,316,095
Other current assets	2,246,740	785,027
Total current assets	118,474,183	105,222,551
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $124,907,998 and $99,910,416, respectively	682,944,936	690,236,419
Advance for vessel purchase	2,040,000	2,201,773
Other fixed assets, net of accumulated depreciation of $547,452 and $343,799, respectively	692,803	617,343
Restricted cash	10,953,885	74,917
Deferred financing costs - Super Senior Facility	285,342	190,000
Deferred drydock costs, net	12,186,356	9,749,751
Other assets	18,631,655	57,181
Total noncurrent assets	727,734,977	703,127,384
Total assets	$846,209,160	$808,349,935
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,161,169	$7,470,844
Accrued interest	1,735,631	1,790,315
Other accrued liabilities	10,064,017	11,810,366
Fair value of derivatives	929,313	73,170
Unearned charter hire revenue	6,926,839	5,678,673
Current portion of long-term debt	29,176,230	4,000,000
Total current liabilities	62,993,199	30,823,368
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	182,469,155	189,950,329
New First Lien Facility, net of debt discount and debt issuance costs	48,189,307	63,758,185
Original Ultraco Debt Facility, net of debt discount and debt issuance costs	70,924,885	59,975,162
Other liabilities	208,651	177,846
Fair value below contract value of time charters acquired	1,818,114	2,500,012
Total noncurrent liabilities	303,610,112	316,361,534
Total liabilities	366,603,311	347,184,902
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of December 31, 2018 and 2017	—	—
Common stock, $.01 par value, 700,000,000 shares authorized, 71,055,400 and 70,394,307 shares issued and outstanding as of December 31, 2018 and 2017, respectively	710,555	703,944
Additional paid-in capital	894,272,533	887,625,902
Accumulated deficit	(415,377,239)	(427,164,813)
Total stockholders' equity	479,605,849	461,165,033
Total liabilities and stockholders' equity	$846,209,160	$808,349,935

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Revenues, net	$310,094,258	$236,784,625	$124,492,844

Voyage expenses	79,566,452	62,351,252	42,093,714
Vessel expenses	81,336,260	78,607,244	74,016,763
Charter hire expenses	38,045,778	31,283,956	12,845,468
Depreciation and amortization	37,717,462	33,690,686	38,884,322
General and administrative expenses	36,156,660	33,126,310	22,905,802
Restructuring charges	—	—	5,869,025
(Gain)/loss on sale of vessels	(335,160)	(2,134,767)	101,860
Vessel impairment	—	—	129,027,862
Total operating expenses	272,487,452	236,924,681	325,744,816

Operating income/(loss)	37,606,806	(140,056)	(201,251,972)

Interest expense	25,743,531	29,376,994	21,799,146
Interest income	(585,168)	(651,069)	(215,433)
Other (income)/expense	(126,241)	(37,905)	686,750
Loss on debt extinguishment	—	14,968,609	—
Total other expense, net	25,032,122	43,656,629	22,270,463
Net income/(loss)	$12,574,684	$(43,796,685)	$(223,522,435)

Weighted average shares outstanding:

Basic	70,665,212	69,182,302	20,565,652
Diluted	71,802,173	69,182,302	20,565,652

Per share amounts:
Basic net income/(loss)	$0.18	$(0.63)	$(10.87)
Diluted net income/(loss)	$0.18	$(0.63)	$(10.87)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net income/(loss)	$12,574,684	$(43,796,685)	$(223,522,435)

Total other comprehensive income/(loss)	—	—	—

Comprehensive income/(loss)	$12,574,684	$(43,796,685)	$(223,522,435)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Common Stock Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2016	1,883,303	$18,833	$678,171,322	$(159,845,693)	$518,344,462
Net loss	—	—	—	(223,522,435)	(223,522,435)
Issuance of shares in connection with Second Lien Loan Agreement	16,889,828	168,899	17,587,426	—	17,756,325
Issuance of shares for private placement, net of issuance costs	29,333,318	293,333	85,407,202	—	85,700,535
Reverse stock split adjustment *	(32)	—	—	—	—
Issuance of shares due to vesting of restricted shares	410	4	(4)	—	—
Cash used to settle net share equity awards	—	—	(2,938)	—	(2,938)
Stock-based compensation	—	—	2,206,690	—	2,206,690
Balance at December 31, 2016	48,106,827	481,069	783,369,698	(383,368,128)	400,482,639
Net loss	—	—	—	(43,796,685)	(43,796,685)
Issuance of shares for private placement, net of issuance costs	22,222,223	222,222	95,807,781	—	96,030,003
Issuance of shares due to vesting of restricted shares	65,257	653	(653)	—	—
Cash used to settle net share equity awards	—	—	(289,539)	—	(289,539)
Stock-based compensation	—	—	8,738,615	—	8,738,615
Balance at December 31, 2017	70,394,307	703,944	887,625,902	(427,164,813)	461,165,033
Net income	—	—	—	12,574,684	12,574,684
Cumulative effect of accounting change **	—	—	—	(787,110)	(787,110)
Issuance of shares due to vesting of restricted shares and exercise of options, net of cash received	661,093	6,611	(1,745)	—	4,866
Cash used to settle net share equity awards	—	—	(2,559,104)	—	(2,559,104)
Stock-based compensation	—	—	9,207,480	—	9,207,480
Balance at December 31, 2018	71,055,400	$710,555	$894,272,533	$(415,377,239)	$479,605,849

* Effective August 5, 2016, the Company completed a 1 for 20 reverse stock split of its issued and outstanding shares of common stock, par value $0.01 per share (the “Reverse Stock Split”), pursuant to which proportional adjustments were made to the Company’s issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the Reverse Stock Split as well as the applicable exercise price. In addition, proportional adjustments were made to the number of shares of common stock issuable upon exercise of outstanding warrants and to the exercise price of such warrants, pursuant to the terms thereof. No fractional shares were issued in connection with the Reverse Stock Split, and shareholders who would have received a fractional share of common stock in connection with the Reverse Stock Split instead received a cash payment in lieu of such fractional share. The Company also had 3,040,540 outstanding warrants convertible to 152,027 shares of the Company's common stock which will be recorded as equity upon exercise at an exercise price of $556.40 per share. The warrants have a 7 year term and will expire on October 15, 2021.

** The opening accumulated deficit has been adjusted on January 1, 2018 in connection with the adoption of Accounting Standards ASC 606. Please refer to Note 3. Significant Accounting Policies to the consolidated financial statements.

*

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net income/(loss)	$12,574,684	$(43,796,685)	$(223,522,435)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	32,364,359	29,354,017	35,556,911
Amortization of deferred drydocking costs	5,353,102	4,336,669	3,327,411
Amortization of debt discount and debt issuance costs	1,913,651	5,927,984	4,532,481
Loss on debt extinguishment	—	14,968,609	—
Amortization of fair value below contract value of time charter acquired	(681,898)	(716,783)	(661,253)
Payment-in-kind interest on Second Lien Facility	—	10,098,401	7,327,843
Cash paid towards Payment-in-kind interest on Second Lien Facility	—	(17,426,244)	—
(Gain)/loss on sale of vessels, net	(335,160)	(2,134,767)	101,860
Vessel impairment	—	—	129,027,862
Net unrealized loss/(gain) on fair value of derivatives	315,748	(55,675)	—
Fees paid on termination of time charter contract	—	(1,500,000)	—
Stock-based compensation expense	9,207,480	8,738,615	2,206,690
Drydocking expenditures	(8,323,191)	(2,579,111)	(3,688,711)
Changes in operating assets and liabilities:
Accounts receivable	(3,465,025)	(12,156,832)	1,986,820
Other current and non-current assets	(207,234)	(331,707)	(26,799)
Prepaid expenses	(1,625,113)	83,196	138,801
Inventories	(2,024,706)	(3,236,366)	(5,302,307)
Accounts payable	993,557	335,688	(1,081,317)
Accrued interest	(54,684)	1,761,443	(372,360)
Other accrued and non-current liabilities	(1,125,638)	(1,340,366)	528,563
Unearned revenue	590,531	(367,359)	4,485,630
Net cash provided by/(used in) operating activities	45,470,463	(10,037,273)	(45,434,310)

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(41,404,328)	(174,400,746)	(19,860,401)
Advance for vessel purchase	(2,040,000)	(2,201,773)	(1,926,886)
Cash paid for scrubbers, ballast water treatment systems and other assets	(12,342,317)	—	—
Proceeds/(purchase) of short-term investment	4,500,000	(4,500,000)	—
Proceeds from sale of vessels	20,545,202	26,042,000	13,001,000
Purchase of other fixed assets	(272,067)	(189,120)	(560,348)
Net cash used in investing activities	(31,013,510)	(155,249,639)	(9,346,635)

Cash flows from financing activities:
Repayment of First Lien Facility	—	(184,099,000)	(21,276,000)
Repayment of revolver under the First Lien Facility	—	(25,000,000)	(30,158,500)
Repayment of Second Lien Facility	—	(60,000,000)	—
Proceeds from Revolver Loan facility	—	—	15,158,500
Proceeds from Second Lien Facility	—	—	60,000,000
Proceeds from common stock placement, net of issuance costs	—	96,030,003	85,700,535
Proceeds from the Norwegian Bond Debt, net of discount	—	198,092,000	—
Repayment of outstanding bonds under Norwegian Bond Debt	(4,000,000)	—
Proceeds from the New First Lien Facility	—	65,000,000
Repayment of revolver under New First Lien Facility	(5,000,000)	—	—
Proceeds from the Original Ultraco Debt Facility	21,400,000	61,200,000	—
Financing costs paid to lenders	—	(2,025,514)	—
Other financing costs	(2,465,037)	(3,886,104)	(3,086,947)
Cash received from exercise of stock options	4,865	—	—
Cash used to settle net share equity awards	(2,559,104)	(289,539)	(2,938)
Net cash provided by financing activities	7,380,724	145,021,846	106,334,650
Net increase/(decrease) in cash, cash equivalents and restricted cash	21,837,677	(20,265,066)	51,553,705

Cash, cash equivalents and restricted cash at beginning of year	56,325,961	76,591,027	25,037,322
Cash, cash equivalents and restricted cash at end of year	$78,163,638	$56,325,961	$76,591,027

Supplemental cash flow information:
Non-cash accruals for Scrubbers and ballast water systems included in Accounts payable and Other accrued liabilities	$5,801,867	$—	$—
Cash paid during the period for interest excluding payment of accumulated payment-in-kind interest on the Second Lien Facility paid on December 8, 2017 of $17.7 million.	$23,884,565	$11,589,192	$10,257,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   General Information:

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company,” “we” or “our” or similar terms). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership, charter and operation of drybulk vessels. The Company's fleet is comprised of Supramax and Ultramax bulk carriers and the Company operates its business in one business segment.

Each of the Company’s vessels serve the same type of customer, have similar operation and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics.  Based on this, the Company has determined that it operates in one reportable segment, which is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership and operation of drybulk carrier vessels.

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

As of December 31, 2018, the Company owned and operated a modern fleet of 47 oceangoing vessels, including 34 Supramax and 13 Ultramax vessels, with a combined carrying capacity of 2,705,764 dwt and an average age of approximately 9.0 years. Additionally, the Company chartered in three Ultramax vessels for periods ranging between one to four years. Please see Note 10. Commitments and Contingencies to the consolidated financial statements. For the years ended December 31, 2018, 2017 and 2016, the Company had no charterers which individually accounted for more than 10% of the Company's gross charter revenue.

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

On July 1, 2016 and July 10, 2016, respectively, the Company entered into Common Stock Purchase Agreements (collectively, the “Common Stock Purchase Agreements”), with certain purchasers (the “Common Stock Purchasers”). The Common Stock Purchasers include certain of our existing shareholders, who held approximately 70% of our outstanding equity prior to entry into the Common Stock Purchase Agreements and prior to giving effect to the delivery of all of the shares of common stock issued in connection with the Second Lien Loan Agreement, as well as our Chairman and Chief Executive Officer. The Common Stock Purchase Agreements provided for the issuance and sale by the Company to the Common Stock Purchasers of an aggregate amount of $88.0 million of common stock, at an initial price per share of $3.00.

On August 10, 2016, the Company closed the transactions contemplated by the Common Stock Purchase Agreements for aggregate proceeds of $85.7 million net of fees and legal expenses. After giving effect to the Reverse Stock Split, the private placement included the issuance of 29,333,318 shares of the Company’s common stock. The Company used the proceeds of the private placement for the acquisition of drybulk vessels and general corporate purposes.

The Company principally used the proceeds from both the private placements to partially finance the acquisition of 11 Ultramax vessels during 2017 and 2016.

In 2016, the Company issued 16,889,828 shares of common stock to the lenders of the Second Lien Facility (defined herein) pro rata based on their participation in the Second Lien Facility. The Company has proportionately allocated the proceeds from the Second Lien Loan Agreement based on the relative fair values of the Second Lien Facility and the common stock issued to the Second Lien Lenders. The difference between the $60.0 million principal value of the Second Lien Facility and its relative fair value, amounting to approximately $17.8 million, was allocated to the issued shares.

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

(c)
Other Comprehensive income/(loss): The Company records the fair value of interest rate swaps and foreign currency swaps designated as hedges as an asset or liability on the balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive loss. Historically, the Company also recorded the unrealized gains and losses on its available for sale investments in accumulated other comprehensive loss. The Company did not have any swaps or available for sale investments as of December 31, 2018 and 2017.

(d)
Cash, Cash Equivalents and Restricted Cash: The Company considers liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. Restricted Cash as of December 31, 2018 was $11.0 million related to the proceeds from the sale of vessel Thrush, which were restricted pursuant to the terms under the Norwegian Bond Debt. Please see Note 8 Debt to the consolidated financial statements for additional information. Additionally, the Company also had restricted cash and cash equivalents of $74,917 for collateralizing a letter of credit as of December 31, 2018 and December 31, 2017, respectively.

(e)
Accounts Receivable: Accounts receivable includes receivables from charterers for time and voyage charterers. At each balance sheet date, all potentially uncollectible accounts are assessed for purposes of determining the appropriate provision for doubtful accounts. The Company wrote off $1.4 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively, related to previously reserved amounts in the allowance for doubtful accounts. The Company did not record any material provisions for doubtful accounts for the years ended December 31, 2018 and 2017.

(f)
Insurance Claims: Insurance claims are recorded as incurred and represent the claimable expenses, net of deductibles, incurred through each balance sheet date, which are expected to be recovered from insurance companies.

(g)	Inventories: Inventories, which consist of bunkers, are stated at cost which is determined on a first-in, first-out method. Lubes and spares are expensed as incurred.

(h)
Short-term Investments: The Company considers liquid investments such as certificate of deposits with an original maturity of greater than three months as investments. As of December 31, 2017, the Company had $4.5 million in a certificate of deposit with an original maturity of one year. The certificate of deposit matured in the first quarter of 2018 and is included in cash and cash equivalents as of December 31, 2018.

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

(j)
Vessel lives and Impairment of Long-Lived Assets: The Company estimates the useful life of the Company's vessels to be from the date of initial delivery from the shipyard to the original owner. The useful lives of the Company's vessels are evaluated to determine if events have occurred which would require modification to their useful lives. In addition, the Company estimates the scrap value of the vessels to be $300 per light weight ton ("lwt").

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company will evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company's vessels. We did not recognize a vessel impairment charge for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016 we recognized impairment charges of $129.0 million. Refer to Note 4 Vessels and vessel improvements for further discussion.

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

(l)
Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt using the effective interest method. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made. Such amounts are classified as a reduction of the long-term debt balance on the consolidated balance sheets. For our Super Senior Revolver Facility, as no amounts have been drawn, deferred financing fees of $0.3 million and $0.2 million have been classified as a non-current asset on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

(m)
Other fixed assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight-line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over three years.

(n)
Accounting for Revenues and Expenses: Revenues generated from time charters and/or revenues generated from profit sharing arrangements are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided and the profit sharing is fixed and determinable.

Under voyage charters, voyage revenues for cargo transportation are recognized ratably over the estimated relative transit time of each voyage. Voyage revenue is deemed to commence upon the loading of the charterer’s cargo and is deemed to end upon the completion of discharge, provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Revenue under voyage charters will not be recognized until a charter has been agreed even if the vessel has discharged its previous cargo and is proceeding to an anticipated port of loading.

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

We adopted ASC 606 as of January 1, 2018 utilizing the modified retrospective method of transition. We recorded an adjustment of approximately $0.8 million to increase our opening accumulated deficit and increase our unearned revenue and other current assets on our Consolidated Balance Sheet on January 1, 2018.

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

(s)
Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes for outstanding debt under the New First Lien Facility and the Original Ultraco Debt Facility. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows of its borrowings. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

(t)
Federal Taxes: The Company is a Republic of the Marshall Islands Corporation. For the years ended December 31, 2018 and 2017, the Company believes that its operations qualify for Internal Revenue Code Section 883 exemption and therefore are not subject to United States federal taxes on United States source shipping income. The Company recorded $0.6 million in such taxes as component of voyage expenses for the year ended December 31, 2016 which were reversed in the second quarter of 2017 upon the determination that the Company qualified for the Internal Revenue Code Section 883 exemption for 2016.

(u)	Restructuring charges: Restructuring charges consist of professional fees for advisors and attorneys who assisted the Company in the debt restructuring relative to the First Lien Facility in 2016.

(v)
Stock-based compensation: The Company issues stock-based compensation utilizing both stock options and stock grants. Stock-based compensation is measured at the fair value of the award at the date of grant and recognized over the period of vesting on a straight-line basis using the graded vesting method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Forfeitures are recognized as they occur.

Impact of Recently Adopted Accounting Standards

Revenue recognition

Time charters

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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company as the shipowner retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the year ended December 31, 2018 is not material.
The following table shows the revenues earned from time charters and voyage charters for the year ended December 31, 2018:

For the year ended December 31, 2018

Time charters	$140,006,570
Voyage charters	170,087,688
$310,094,258

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
We adopted the provisions of ASC 606 on January 1, 2018 using the modified retrospective approach. As such, the comparative information has not been restated and continues to be reported under the accounting standards in effect for periods prior to January 1, 2018. Under the modified retrospective approach, the Company recognized the cumulative effect of adopting this standard as an adjustment amounting to $0.8 million to increase the opening balance of Accumulated Deficit as of January 1, 2018. The Company recognized $0.8 million of deferred costs which represents the costs, such as bunker expenses and charter hire expenses on chartered-in vessels, incurred prior to commencement of loading which are recorded in other current assets and $1.6 million of unearned charter hire revenue which represents the Company's obligation to satisfy performance obligations under the contract for which the Company has received consideration from the customer.
The adoption of ASC 606 impacted the timing of recognition of revenue for certain ongoing spot voyage charter contracts, related voyage expenses and charter hire expenses. Under ASC 606, revenue is recognized from when the vessel commences loading through the completion of discharge at the discharge port instead of recognizing revenue from the discharge of the previous voyage provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable, and collectability is reasonably assured. Any expenses incurred during the ballast portion of the voyage (time spent by the vessel traveling from discharge port of the previous voyage to the load port of the subsequent voyage) such as bunker expenses, canal tolls and charter hire expenses for chartered-in vessels are deferred and are recognized on a straight-line basis over the charter period as the Company satisfies the performance obligations under the contract.
Further, the adoption of ASC 606 impacted the accounts receivable and unearned revenue on our Consolidated Balance Sheet as of December 31, 2018. Under ASC 606, receivables represent an entity's unconditional right to consideration, billed or unbilled. The Company determined that the performance obligations on its spot voyage charters do not begin to be satisfied unless the vessel arrives at the load port and commences loading the cargo. This impacted the amount of accounts receivable and unearned revenue recorded in our Consolidated Balance Sheet.

The following table presents the impact of the adoption of ASC 606 on our Consolidated Balance Sheet at December 31, 2018:

	As of December 31, 2018
	As Reported	Balance without adoption of ASC 606	Effect of change
Assets
Accounts receivable	$19,785,582	$20,771,299	$(985,717)
Other current assets	2,246,740	1,478,450	768,290
Liabilities
Unearned charter hire revenue	6,926,839	6,528,275	398,564

The following table presents the impact of the adoption of ASC 606 on our Consolidated Statement of Operations:

	For the year ended December 31, 2018
	As Reported	Balance without adoption of ASC 606	Effect of change
Revenues, net	$310,094,258	$309,894,921	$199,337

Voyage expenses	79,566,452	79,292,962	273,490
Charter hire expenses	38,045,778	37,957,027	88,751

Net income	12,574,684	12,737,588	(162,904)

Basic income per share	$0.18	$0.18	$—

Diluted income per share	$0.18	$0.18	$—

The cumulative effect of changes made to our opening Consolidated Balance Sheet on January 1, 2018 for the adoption of ASC 606:

	December 31, 2017	Effect of adoption of ASC 606	January 1, 2018
Assets
Accounts receivable	$17,246,540	$(925,983)	$16,320,557
Other current assets (1)	785,027	796,508	1,581,535
Liabilities
Unearned charter hire revenue (2)	5,678,673	657,635	6,336,308
Stockholders' equity
Accumulated deficit	(427,164,813)	(787,110)	(427,951,923)
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
(2) Under ASC 606, unearned charter hire revenue represents the consideration received for undelivered performance obligations. The Company recorded $0.7 million as unearned revenue on voyages in progress as of January 1, 2018. The Company recognized this revenue in the first quarter of 2018 as the performance obligations were met.
The adoption of ASC 606 had no impact on net cash provided by operating activities, investing activities and financing activities for the year ended December 31, 2018.

Cash, cash equivalents and restricted cash
In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-18. The amendments in Accounting Standard Update ("ASU") 2016-18 require that a statement of cash flows explain the change during the year in the total of cash, cash equivalents, and amounts described as restricted cash and restricted cash equivalents. Therefore, the restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-year and end-of-year total amounts shown on the statement of cash flows. We adopted this accounting standard as of January 1, 2018 and $11.0 million of restricted cash has been aggregated with the cash and cash equivalents as of December 31, 2018. Additionally, we retrospectively aggregated $74,917 of restricted cash with cash and cash equivalents in both the beginning-of-year and end-of-year line items at the bottom of the statements of cash flows for the years ended December 31, 2017 and 2016.

Statement of cash flows (Topic 230) - classification of certain cash receipts and cash payments

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments” ("ASU-2016-15"). The new guidance is intended to provide specific guidance on cash flow classification issues such as debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments or cases where the coupon interest rate is insignificant compared to the effective interest rate of the borrowing, contingent consideration payments in a business combination, proceeds from insurance claim settlements and distributions received by equity method investees. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The amendment was applied retrospectively to each period presented and the Company reclassified $17.4 million of accumulated payment-in-kind interest paid upon the discharge of the Second Lien Facility (defined herein) in 2017 previously recorded as a use of cash from financing activities, as a use of cash from operating activities.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation ("ASU 2017-09"), which provides guidance about what changes to the terms and conditions of a stock award require an entity to apply modification accounting as per ASC 718. An entity should account for effects of modification unless (i) the fair value of the modified award is the same as the fair value of the original award (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award. The standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. There was no impact on the Company's consolidated financial statements upon adoption of this accounting standard.

In January 2017, the FASB issued Accounting Standards Update No. 2017-1, “Business Combinations (Topic 805).” The amendments in this update are intended to clarify the definition of business. The current guidance specifies three elements of a business – inputs, processes, and outputs. The new guidance provides a screen to determine when a set (defined as an integrated set of assets and activities) is not a business. The ASU requires that, to be a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The standard is effective to annual periods beginning after December 15, 2017, including interim periods within those periods. As of December 31, 2018, there was no impact on the Company's consolidated financial statements upon adoption of this accounting standard as the Company had no business combination transaction in 2018.

Accounting Standards issued but not yet adopted. The FASB has issued accounting standards that had not yet become effective as of December 31, 2018 and may impact the Company’s consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below.

Accounting standards effective in 2019

In February 2016, the FASB issued ASU No. 2016-02, "Leases ( Topic 842)," as amended ("ASU No. 2016-02"), which revises the accounting for leases. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance. Entities have the option to adopt the new guidance using a modified retrospective approach through an adjustment to retained earnings applied either to the beginning of the earliest period presented or the beginning of the period of adoption. The new guidance was effective January 1, 2019 and will be applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2019.

The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on our balance sheet for operating leases and providing new disclosures about our leasing activities. We currently expect the right-of-use assets and lease liabilities as of January 1, 2019 to range from $27.0 million to $35.0 million based on the present value of the Company’s remaining minimum lease payments, primarily due to the recognition of right of use assets and lease liabilities with respect to operating leases. We do not believe the adoption of ASC 842 will have a material effect on our consolidated results of operations or cash flows. The Company will provide the required disclosures under the standard in its Form 10-Q filing for the quarterly period ending March 31, 2019.

     In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging ("ASU-2017-12"), which is intended to align the results of the cash flow and fair value hedge accounting with the risk management activities of an entity. The amendments expand the hedge accounting for both financial and non-financial risk components and they reduce the operational burden of applying hedge accounting. The amendment enables the financial statements to reflect accurately the intent and outcome of its hedging strategies. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheet as of the date of adoption. The Standard is effective for fiscal years beginning after December 15, 2018, and interim periods with those fiscal years. The Company currently is not expecting any material impact as a result of adoption of this accounting standard on its consolidated financial statements as we do not apply hedge accounting of our freight forward agreements and bunker swaps.

In July 2017, the FASB issued ASU No. 2017-11, "Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging" ("ASU No. 2017-11"), which changes the classification of certain equity-linked financial instruments with down round features. As a result, a free standing equity-linked financial instrument or an embedded conversion option would not be accounted for as a derivative liability at fair value as a result of existence of a down round feature. For freestanding equity classified financial instruments, the amendment requires the entities to recognize the effect of the down round feature when triggered in its earnings per share calculations. The standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently not expecting any material impact as a result of adoption of this accounting standard on its consolidated financial statements as we have not elected to apply hedge accounting related to our freight forward agreements and bunker swaps.

Accounting standards effective in 2020

     In August 2018, the FASB issued ASU No. 2018-13, Fair value measurement ( "ASU 2018-13"). ASU 2018-13 is intended to streamline the disclosures requirements on fair value measurements. Disclosures such as the amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the valuation process for Level 3 fair value measurements were removed. Additional disclosures such as disclosure about changes in unrealized gains and losses included in the other comprehensive income for Level 3 fair value measurements, the range and weighted average of significant unobservable inputs used for Level 3 fair value measurements are required to be reported by the public entities. The amendment is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of the accounting standard on its consolidated financial statements.

 Note 4.  Vessels and vessel improvements

As of December 31, 2018, the Company’s owned fleet consisted of 47 drybulk vessels.

As of December 31, 2015, the Company identified six vessels which it was probable that the Company was going to sell, and recognized an impairment charge in 2015 of $50.9 million.  The carrying value of these vessels prior to impairment in 2015 was $76.3 million.  As the value of such vessels further declined in the first quarter of 2016, the Company recorded an additional impairment charge of $6.2 million in that quarter. Out of the six vessels initially identified in 2015, all vessels have been sold as of December 31, 2017.

As of December 31, 2016, as part of the Company's fleet renewal program, management considered it probable that we would divest of some of our older vessels as well as certain less efficient vessels from our fleet to achieve operating cost savings within two years. Management's strategy also entailed moving to larger Ultramax vessels as the Company renews its fleet. As a result, the Company recognized an additional impairment charge of $122.9 million in the fourth quarter of 2016. The carrying value of these vessels prior to impairment was $234.9 million.  The Company sold four of the sixteen impaired vessels in 2017 and 2018 and signed memorandum of agreements for the sale of two additional vessels as of December 31, 2018. The two vessels were delivered to the buyers in January 2019.

For the year ended December 31, 2018, the Company purchased and took delivery of two modern Ultramax vessels for $21.3 million per vessel.

For the year ended December 31, 2018, the Company sold two vessels (Avocet, and Thrush) for total net proceeds of $20.5 million after brokerage commissions and associated selling expenses. The Company recorded a net gain of $0.3 million from the sale of the two vessels. The Company recorded the proceeds from the sale of the vessel Thrush as restricted cash at December 31, 2018 pursuant to the Bond Terms governing the Norwegian Bond Debt. Please refer to Note 8 Debt to the consolidated financial statements.

On December 13, 2018, the Company signed a memorandum of agreement to sell the vessel Condor for $6.5 million after brokerage commissions and associated selling expenses. The vessel was delivered to buyers in the first quarter of 2019. The Company expects to recognize a gain of $2.2 million. The Company recorded the carrying amount of the vessel as vessels held for sale in its Consolidated Balance Sheet as of December 31, 2018.

On December 21, 2018, the Company signed a memorandum of agreement to purchase a 2015 built Ultramax vessel for $20.4 million. As of December 31, 2018, the Company paid a deposit of $2.0 million. The Company took delivery of the vessel in the first quarter of 2019.

On January 4, 2019, the Company signed a memorandum of agreement to sell the vessel Merlin for $6.1 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in January 2019. The Company expects to record a gain of approximately $1.9 million in the first quarter of 2019. The Company recorded the carrying amount of the vessel as vessels held for sale in its Consolidated Balance Sheet as of December 31, 2018

On August 14, 2018, the Company entered into a contract for installation of ballast water treatment systems ("BWTS") on 47 of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company recorded $1.0 million in Other assets as of December 31, 2018.

On September 4, 2018, the Company announced it had entered into a series of agreements to purchase up to 37 Scrubbers which are to be retrofitted on owned vessels. The Agreements are comprised of firm orders for 19 Scrubbers and up to an additional

18 units, at the Company’s option. On November 20, 2018, the Company announced that it had exercised its option to purchase 15 of the 18 optional Scrubbers, and on January 23, 2019, the Company announced that it had exercised the remaining 3 options. The projected costs, including installation, is approximately $2.2 million per Scrubber. The Company recorded $16.9 million in Other assets in its Consolidated Balance Sheet as of December 31, 2018.

	2018	2017

Vessel and vessel improvements at the beginning of the year	$690,236,419	$567,592,950
Advance paid for vessel purchase	2,201,773	1,926,886
Purchase of Vessels and vessel improvements	41,487,795	174,400,746
Disposal of Vessels	(10,354,855)	(15,218,633)
Reclassification to vessels held for sale	(8,458,444)	(9,316,095)
Depreciation Expense	(32,167,752)	(29,149,435)
Vessels and Vessel Improvements	$682,944,936	$690,236,419

Note 5. Short-term investment

As of December 31, 2017, the Company held a certificate of deposit of $4.5 million, with an original maturity at the date of purchase of one year. It was classified as Level 2 security in the fair value hierarchy. The certificate of deposit matured in the first quarter of 2018.

Note 6.  Deferred Drydock Costs

Drydocking activity is summarized as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Beginning Balance	$9,749,751	$11,507,309	$11,146,009
Drydocking costs	8,323,191	2,579,111	3,688,711
Drydock amortization	(5,353,102)	(4,336,669)	(3,327,411)
Write-off due to sale of vessels *	(533,484)	—	—
Ending Balance	$12,186,356	$9,749,751	$11,507,309
* The Company wrote off drydock expenses of $0.5 million relating to the sale of vessels Avocet and Thrush, which was recorded in (gain)/loss on sale of vessels in the Consolidated Statement of Operations for the year ended December 31, 2018.
Note 7.  Other accrued liabilities

Other accrued liabilities consist of:

	December 31, 2018	December 31, 2017
Vessel and voyage expenses	$4,981,596	$5,373,389
General and administrative expenses	4,768,244	6,050,078
Other expenses	314,177	386,899
Balance	$10,064,017	$11,810,366

Note 8. Debt

Long-term debt consists of the following:

	December 31, 2018	December 31, 2017
Norwegian Bond Debt	$196,000,000	$200,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(5,530,845)	(6,049,671)
Less: Current Portion - Norwegian Bond Debt	(8,000,000)	(4,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	182,469,155	189,950,329
New First Lien Facility *	60,000,000	65,000,000
Debt discount and debt issuance costs - New First Lien Facility	(1,060,693)	(1,241,815)
Less: Current Portion - New First Lien Facility	(10,750,000)	—
New First Lien Facility, net of debt discount and debt issuance costs	48,189,307	63,758,185
Original Ultraco Debt Facility	82,600,000	61,200,000
Debt discount and debt issuance costs - Original Ultraco Debt Facility	(1,248,885)	(1,224,838)
Less: Current Portion - Original Ultraco Debt Facility	(10,426,230)	—
Original Ultraco Debt Facility, net of debt discount and debt issuance costs	70,924,885	59,975,162
Total long-term debt	$301,583,347	$313,683,676

*Includes loan balances on term loan and revolver loan facility under the New First Lien Facility as of December 31, 2017. The revolver loan of $5.0 million was repaid during 2018.

Norwegian Bond Debt

On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200.0 million in aggregate principal amount of 8.250% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"), pursuant to those certain bond terms (the "Bond Terms"), dated as of November 22, 2017, by and between the Issuer and Nordic Trustee AS, as the Bond Trustee. After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds are approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction.

The Norwegian Bond Debt is guaranteed by the limited liability companies that are subsidiaries of the Issuer and the legal and beneficial owners of 27 security vessels (the "Shipco Vessels") in the Company’s fleet, and will be secured by mortgages over such security vessels, a pledge granted by the Company over all of the shares of the Issuer, a pledge granted by the Issuer over all the shares in the Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and the Issuer or its subsidiaries.

Pursuant to the Bond Terms, interest on the Bonds will accrue at a rate of 8.250% per annum on the nominal amount of each of the Bonds from November 28, 2017, payable semi-annually on May 29 and November 29 of each year (each, an “Interest Payment Date”), commencing May 29, 2018. The Bonds will mature on November 28, 2022. On each Interest Payment Date from and including November 29, 2018, the Issuer must repay an amount of $4.0 million, plus accrued interest thereon. Any outstanding Bonds must be repaid in full on the Maturity Date at a price equal to 100% of the nominal amount, plus accrued interest thereon.

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

The Bond Terms contain certain financial covenants that the Issuer’s leverage ratio defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels must not exceed 75% and its and its subsidiaries’ free liquidity must at all times be at least $12.5 million. The Company is in compliance with its financial covenants as of December 31, 2018.

On March 23, 2018, the Company signed a memorandum of agreement to sell the vessel Thrush for $10.8 million after brokerage commissions and associated selling expenses. Pursuant to the Bond Terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco. As a result, the Company recorded the proceeds of the sale of Thrush as restricted cash at December 31, 2018 in the consolidated financial statements.

On November 6, 2018, the Company received the approval for an amendment to the Bond Terms to allow for the proceeds from the sale of the Shipco vessels for partial financing of Scrubbers to be retrofitted to the Shipco vessels. As of December 31, 2018, the Company did not use any of the proceeds received from sale of Shipco vessels for financing of Scrubbers.

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

The Bonds were listed for trading on the Oslo Stock Exchange on May 15, 2018.

New First Lien Facility

On December 8, 2017, Eagle Shipping entered into the New First Lien Facility, which provided for (i) a term loan facility in an aggregate principal amount of up to $60.0 million (the “Term Loan”) and (ii) a revolving credit facility in an aggregate principal amount of up to $5.0 million (the “Revolving Loan”). Outstanding borrowings under the New First Lien Facility bore interest at LIBOR plus 3.50% per annum. Eagle Shipping paid $1.0 million to the lenders and incurred $0.4 million of other financing costs in connection with the transaction.

The New First Lien Facility had a maturity date on the earlier of (i) five years from the initial borrowing date under the Credit Agreement and (ii) December 8, 2022. With respect to the Term Loan, Eagle Shipping was required to make quarterly repayments of principal of $2.15 million beginning January 15, 2019, with a final balloon payment to be made at maturity. With respect to the Revolving Loan, Eagle Shipping was required to repay the aggregate principal amount of all borrowings outstanding on the maturity date. Accrued interest on amounts outstanding under the Term Loan and the Revolving Loan was required be paid on the last day of each applicable interest period. Interest periods were for three months, six months or any other period agreed between Eagle Shipping and the Lenders. Finally, Eagle Shipping was required to prepay certain specified amounts outstanding under the New First Lien Facility if an Eagle Shipping Vessel (as defined below) was sold or became a total loss or if there was a change of control with respect to the Company, Eagle Shipping or any Guarantor.

Eagle Shipping’s obligations under the New First Lien Facility was secured by, among other items, a first priority mortgage on the nine vessels in Eagle Shipping’s fleet as identified in the Credit Agreement and such other vessels that it may from time to time include with the approval of the Lenders (the “Eagle Shipping Vessels”), an assignment of certain accounts, an assignment of certain charters with terms that may exceed 12 months, an assignment of insurances, an assignment of certain master agreements, and a pledge of the membership interests of each of Eagle Shipping’s vessel-owning subsidiaries. In the future, Eagle Shipping may grant additional security to the Lenders from time to time.

The New First Lien Facility contained financial covenants requiring Eagle Shipping to maintain minimum liquidity of $0.5 million in respect of each Eagle Shipping Vessel and to maintain a consolidated interest coverage ratio beginning for the fiscal quarter ending on September 30, 2019, of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00. In addition, the New First Lien Facility also imposed operating restrictions on Eagle Shipping and the Guarantors, including limiting Eagle Shipping’s and the Guarantors’ ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur. The Company was in compliance with its financial covenants as of December 31, 2018.

The New First Lien Facility also included customary events of default, including those relating to: a failure to pay principal or interest; a breach of covenant, representation or warranty; a cross-default to other indebtedness; the occurrence of certain bankruptcy and insolvency events; the occurrence of certain ERISA events; a judgment default; the cessation of business; the impossibility or unlawfulness of performance of the loan documents; the ineffectiveness of any material provision of any loan document; the occurrence of a material adverse effect; and the occurrence of certain swap terminations.

During the first quarter of 2018, Eagle Shipping repaid $5.0 million of the Revolving Loan.

As of December 31, 2018, the availability under the Revolving Loan was $5.0 million.

On January 25, 2019, the Company repaid the outstanding debt under the New First Lien Facility in full as part of the refinancing transaction as described below under "Refinancing."

 Super Senior Facility

On December 8, 2017, Shipco entered into the Super Senior Facility, which provides for a revolving credit facility in an aggregate amount of up to $15.0 million. The proceeds of the Super Senior Facility, which are currently undrawn, are expected, pursuant to the terms of the Super Senior Facility, to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries. The Super Senior Facility matures on August 28, 2022. Shipco paid $0.3 million as other financing costs in connection with the transaction.

As of December 31, 2018, the availability under the Super Senior Facility is $15.0 million.

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

The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit Shipco’s and its subsidiaries’ ability to do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. The Company is in compliance with its financial covenants as of December 31, 2018.

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

Original Ultraco Debt Facility

On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Original Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”). The Original Ultraco Debt Facility provided for a multi-draw senior secured term loan facility in an aggregate principal amount of up to the lesser of (i) $61.2 million and (ii) 40% of the lesser of (1) the purchase price of the nine Ultramax vessels to be acquired by Ultraco and the Ultraco Guarantors pursuant to a previously disclosed framework agreement, dated as of February 28, 2017, with Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, and (2) the fair market value of the vessels. The proceeds of the Original Ultraco Debt Facility were used for the purpose of financing, refinancing or reimbursing a part of the acquisition cost of nine Ultramax vessels. The outstanding borrowings under the Original Ultraco Debt Facility bore interest at LIBOR plus 2.95% per annum. The Original Ultraco Debt Facility also provided for the payment of certain other fees and expenses by Ultraco. Ultraco paid $1.0 million to the lenders and $0.5 million as deferred financing costs in connection with the transaction.

On December 29, 2017, Ultraco entered into a First Amendment (the “First Amendment”) to the Original Ultraco Debt Facility to increase the commitments for the purpose of financing the acquisition of an additional vessel by New London Eagle LLC, a wholly owned subsidiary of Ultraco and additional guarantor under the Original Ultraco Debt Facility. The increase in the commitments was $8.6 million. Ultraco took delivery of the vessel in January 2018 and drew down $8.6 million. The Company paid $0.1 million as financing costs to the lender in connection with the transaction.

On October 17, 2018, Ultraco entered into a Second Amendment (the "Second Amendment") to the Original Ultraco Debt Facility to increase the commitments for the purpose of financing the acquisition of an additional vessel by Hamburg Eagle LLC, a wholly owned subsidiary of Ultraco and additional guarantor under the Original Ultraco Debt Facility. The increase in the commitments was $12.8 million. Ultraco took delivery of the vessel on October 22, 2018 and drew down $12.8 million. The Company paid $0.2 million as financing costs to the lender in connection with the transaction.

As of December 31, 2018, Ultraco has drawn $82.6 million of the credit facility relating to the acquisition of 11 Ultramax vessels.

The Original Ultraco Debt Facility was to mature on the earlier of (i) five years after the delivery of the last remaining Greenship Vessel to occur and (ii) October 31, 2022. There were no fixed repayments until January 2019 (the "First Repayment Date"). Ultraco was required to make quarterly repayments of principal in an amount of $2.1 million beginning in the first quarter of 2019 with a final balloon payment to be made at maturity. The Original Ultraco Debt Facility allowed for increased commitments, subject to the satisfaction of certain conditions and the obtaining of certain approvals, in an aggregate principal amount of up to the lesser of (i) $17.4 million and (ii) 40% of the aggregate fair market value of any additional vessels to be financed with such incremental commitment.

Ultraco’s obligations under the Original Ultraco Debt Facility were secured by, among other items, a first priority mortgage on each of the Greenship Vessels and such other vessels that it may from time to time include with the approval of the Ultraco Lenders, an assignment of earnings of the Greenship Vessels, an assignment of all charters with terms that may exceed 12 months, an assignment of insurances, an assignment of certain master agreements, and a pledge of the membership interests of each of Ultraco’s vessel-owning subsidiaries.

The Original Ultraco Debt Facility contained financial covenants requiring Ultraco, among other things: (1) to ensure that the aggregate market value of the Greenship Vessels (plus the value of certain additional collateral) was at all times not less than 150% of the aggregate principal amount of debt outstanding (subject to certain adjustments); (2) to maintain cash or cash equivalents not less than (a) a liquidity reserve of $0.6 million in respect of each Greenship Vessel and (b) a debt service reserve of $0.6 million in respect of each Greenship Vessel, a portion of which could have been utilized to satisfy the obligations under the Original Ultraco Debt Facility upon satisfaction of certain conditions; however, taking into account the requirements of 2(a) and 2(b), the cash or cash equivalents could not have been less than the greater of (i) $7.5 million or (ii) 12% of the consolidated total debt of Ultraco and its subsidiaries; (3) to maintain at all times a ratio of consolidated tangible net worth to consolidated total assets of not less than 0.35 to 1.00; (4) to maintain a consolidated interest coverage ratio beginning after the second anniversary of June 28, 2017, of not less than a range varying from 2.00 to 1.00 to 2.50 to 1.00; and (5) to maintain a ballast water treatment systems reserve of $4.6 million which may be released upon the satisfaction of certain conditions. In addition, the Original Ultraco Debt Facility also imposed operating restrictions on Ultraco and the Ultraco Guarantors, including limiting Ultraco’s and the Ultraco Guarantors’ ability to, among other things: pay dividends; incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur.

The Original Ultraco Debt Facility also included customary events of default, including those relating to: a failure to pay principal or interest; a breach of covenant, representation or warranty; a cross-default to other indebtedness; the occurrence of certain bankruptcy and insolvency events; the occurrence of certain ERISA events; a judgment default; the cessation of business; the impossibility or unlawfulness of performance of the loan documents; the ineffectiveness of any material provision of any loan document; the occurrence of a material adverse effect; and the occurrence of certain swap terminations.

On January 25, 2019, the Company repaid the outstanding debt under the Original Ultraco Debt Facility in full as part of the refinancing transaction as described below).

Interest rates

For the year ended December 31, 2018, interest rates on Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including amortization of debt discount and debt issuance costs for the year was 8.91%. The interest rates on the

Original Ultraco Debt Facility ranged from 4.64% to 5.76% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for the year was 5.58%. The interest rates on the New First Lien Facility ranged from 4.91% to 5.89% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 6.12%.

 For the year ended December 31, 2017, interest rates on our outstanding debt under the First Lien Facility ranged from 4.77% to 5.35%, including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 6.18%. The interest rates on our outstanding debt under the Original Ultraco Debt Facility ranged from 4.19% to 4.28%, including a margin over LIBOR applicable under the terms of the Original Ultraco Debt Facility which was entered into on June 28, 2017. The weighted average effective interest rate was 4.71%. The Norwegian Bond debt carries an interest rate of 8.25%. The weighted average effective interest rate on the same was 8.84%. The interest rate on our outstanding debt under the New First Lien Facility was 4.83% including a margin over LIBOR applicable under the terms of the New First Lien Facility which was entered into on December 8, 2017. The weighted average effective interest rate was 5.21%.

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

Interest Expense consisted of:

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
First Lien Facility / Exit Financing Facility interest *	$—	$10,305,275	$9,938,822
Amortization of debt discount and debt issuance costs	1,913,651	5,927,984	4,532,481
Payment in kind interest on Second Lien Facility	—	10,098,401	7,327,843
Original Ultraco Debt Facility interest	3,774,309	1,269,581	—
Norwegian Bond Debt interest	16,424,449	1,558,333	—
New First Lien Facility interest	3,509,790	209,420	—
Commitment fees - Super Senior Revolver Facility	121,332	8,000	—
Total Interest Expense	$25,743,531	$29,376,994	$21,799,146

* The Exit Financing Facility was amended and restated on March 30, 2016 as a result of entering into the First Lien Facility.

First Lien Facility

On March 30, 2016, Eagle Shipping as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Company’s senior secured credit facility (the “Exit Financing Facility”), as guarantors, entered into the “First Lien Facility with the lenders thereunder (the “First Lien Lenders”) and ABN AMRO Capital USA LLC, as agent and security trustee for the lenders. The First Lien Facility amended and restated the Exit Financing Facility in its entirety, provided for Eagle Shipping to be the borrower in the place of the Company, and further provided for a waiver of any and all events of default occurring as a result of the voluntary OFAC Disclosure referred to in Note 10. Commitments and Contingencies - Legal Proceedings to the consolidated financial statements. The First Lien Facility provided for a term loan in the amount of $201.5 million after giving effect to the entry into the First Lien Facility and the Second Lien Facility as well as a $50.0 million revolving credit facility (the "First Lien Facility"). The outstanding borrowings under the First Lien Facility bore interest at LIBOR plus 4.0% per annum.

Eagle Shipping prepaid $5.7 million of the term loan during the year ended December 31, 2016 and $13.0 million of the term loan for the year ended December 31, 2017 pursuant to the terms of the First Lien Facility relating to mandatory prepayments upon sales of vessels. Additionally, Eagle Shipping also repaid $5.0 million of the revolving credit facility in the third quarter of 2017. On December 8, 2017, Eagle Shipping repaid the outstanding balance of the term loan of $171.1 million and the outstanding balance of the revolver loan of $20.0 million and discharged the debt under the First Lien Facility in full. As a result, Eagle Shipping recorded a loss, representing the difference between settlement price and the net carrying value of the debt amounting to $3.2 million which is included in loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2017.
 Second Lien Facility

On March 30, 2016, Eagle Shipping, as borrower, and certain of its subsidiaries that were guarantors of the Company’s obligations under the Exit Financing Facility, as guarantors, entered into a Second Lien Facility with certain lenders (the “Second Lien Lenders”) and Wilmington Savings Fund Society, FSB as agent for the Second Lien Lenders (the “Second Lien Agent”). The Second Lien Facility provided for a term loan in the amount of $60.0 million (the “Second Lien Facility”), and scheduled to mature on January 14, 2020. The term loan under the Second Lien Facility bore interest at a rate of LIBOR plus 14.00% per annum with a 1.0% LIBOR floor paid in kind quarterly in arrears. The payment-in-kind interest represents a non-cash operating and financing activity on the consolidated statements of cash flows for the years ended December 31, 2017 and 2016.
The Company adopted ASU-2016-15 which provided specific guidance on cash flow classification issues such as debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments. The amendment was applied retrospectively to each period presented and the Company reclassified $17.4 million of accumulated payment-in-kind interest paid upon the discharge of the Second Lien Facility previously recorded as a use of cash from financing activities, as a use of cash from operating activities.
On December 8, 2017, in connection with the refinancing defined above, Eagle Shipping repaid the outstanding debt and accumulated payment-in-kind interest aggregating $77.4 million, and discharged the debt under the Second Lien Facility in full. Eagle Shipping recorded the difference between the settlement price and the net carrying value of the debt amounting to $11.8 million, as loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2017.

Exit Financing Facility

On October 9, 2014, the Company entered into the Exit Financing Facility with the Exit Lenders. The Exit Financing Facility was in the amount of $275.0 million, is including a $50.0 million revolving credit facility out of which $40.0 million was drawn as of December 31, 2015, and had a maturity date of on October 15, 2019. Amounts drawn under the Exit Financing Facility bore interest at a rate of LIBOR plus margin ranging between 3.50% and 4.00% per annum. The revolving credit facility was subject to an annual commitment fee of 40% of the margin.

The Exit Financing Facility was amended and restated in its entirety by Eagle Shipping on March 30, 2016 and succeeded by the First Lien Facility described above.

 Scheduled Debt Maturities

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years.

	Norwegian Bond Debt	New First Lien Facility *	Original Ultraco Debt Facility *	Total

2019	$8,000,000	$10,750,000	$10,426,230	$29,176,230
2020	8,000,000	8,600,000	8,340,984	24,940,984
2021	8,000,000	8,600,000	8,340,984	24,940,984
2022	172,000,000	32,050,000	55,491,802	259,541,802
	$196,000,000	$60,000,000	$82,600,000	$338,600,000
`

  * The scheduled maturities exclude the impact of the refinancing of the New First Lien Facility and Original Ultraco Debt Facility on January 25, 2019.

Refinancing

On January 25, 2019, Ultraco entered into a new senior secured credit facility, as the borrower (the "New Ultraco Debt Facility"), with the Company and certain of its indirectly vessel-owning subsidiaries, as guarantors (the “Guarantors”), the lenders party thereto, the swap banks party thereto, ABN AMRO Capital USA LLC ("ABN AMRO"), Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB ( PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, and ABNAMRO, as arranger, security trustee and facility agent. The New Ultraco Debt Facility provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility and the New First Lien Facility in full and for general corporate purposes. Subject to certain conditions set forth in the credit agreement, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum.

The New Ultraco Debt Facility matures on the earlier of (i) five years from the initial borrowing date and (ii) February 15, 2024 (the “Maturity Date”). Pursuant to the terms of the facility, Ultraco must repay the aggregate principal amount of $5.1 million in quarterly installments for the first year and $6.5 million in quarterly installments from the second year until the Maturity Date. Additionally, there is a semi-annual catch up amortization payments from excess cash flow with a maximum cumulative payable of $4.6 million, with a final balloon payment of all remaining outstanding debt to be made on the Maturity Date.

Accrued interest on amounts outstanding under the New Ultraco Debt Facility must be paid on the last day of each applicable interest period. Interest periods are for three months, six months or any other period agreed between Ultraco and the Lenders. Ultraco must prepay certain specified amounts outstanding under the credit agreement if an Ultraco Vessel (as defined below) is sold or becomes a total loss or if there is a change of control with respect to the Company, Ultraco or any Guarantor.

Ultraco’s obligations under New Ultraco Debt Facility are secured by, among other items, a first priority mortgage on 21 vessels owned by the Guarantors as identified in the Credit Agreement and such other vessels that it may from time to time include with the approval of the Lenders (the “Ultraco Vessels”), an assignment of certain accounts, an assignment of certain charters with terms that exceeds 12 months, an assignment of insurances, an assignment of certain master agreements, and a pledge of the membership interests of Eagle Ultraco and each Guarantor. In the future, Ultraco or the Guarantors may grant additional security to the Lenders from time to time.

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the credit agreement requires the Company, on a consolidated basis excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The credit agreement also imposes operating restrictions on Ultraco and the Guarantors, including limiting Ultraco’s and the Guarantors’ ability to, among other things: incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur. The credit agreement allows for the Company to pay dividends upon satisfaction of certain conditions set forth in the credit agreement.

Finally, the credit agreement includes customary events of default, including those relating to: a failure to pay principal or interest; a breach of covenant, representation or warranty; a cross-default to other indebtedness; the occurrence of certain bankruptcy and insolvency events; the occurrence of certain ERISA events; a judgment default; the cessation of business; the impossibility or unlawfulness of performance of the loan documents; the ineffectiveness of any material provision of any loan document; the occurrence of a material adverse effect; and the occurrence of certain swap terminations.

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

The effect of non-designated derivative instruments on the Consolidated Statements of Operations:

		For the Years Ended
Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	December 31, 2018	December 31, 2017	December 31, 2016
FFAs	Other (income)/expense	$(471,679)	$375,672	$561,495
Bunker swaps	Other (income)/expense	345,438	(413,577)	—
Total		$(126,241)	$(37,905)	$561,495

Derivatives not designated as hedging instruments	Balance Sheet Location	Fair value of derivatives
		December 31, 2018	December 31, 2017

FFAs - Unrealized loss	Fair value of derivatives	$—	$73,170
FFAs - Unrealized gain	Other current assets	669,240	—
Bunker Swaps - Unrealized loss	Fair value of derivatives	929,313	—
Bunker Swaps - Unrealized gain	Other current assets	—	128,845

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of December 31, 2018 and December 31, 2017, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $0.8 million and $0.2 million, respectively, which is recorded within other current assets in the consolidated balance sheets.

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents and restricted cash—the carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying amounts of borrowings under the Norwegian Bond Debt, New First Lien Facility and Original Ultraco Debt Facility (prior to application of the discount and debt issuance costs) including the revolving credit agreement approximate their fair value, due to the variable interest rate nature thereof.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our short-term investments and debt balances under the Norwegian Bond Debt, New First Lien Facility and Original Ultraco Debt Facility.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Assets and liabilities measured at fair value:

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2018
Assets
Cash and cash equivalents (1)	$78,163,638	$78,163,638	$—
Liabilities
Norwegian Bond Debt *	$190,469,155	$—	$195,040,000
New First Lien Facility **	$58,939,307	$—	$60,000,000
Original Ultraco Debt Facility **	$81,351,115	$—	$82,600,000

		Fair Value
	Carrying Value	Level 1	Level 2
December 31, 2017
Assets
Cash and cash equivalents (1)	$56,325,961	$56,325,961	$—
Short-term investment	$4,500,000	$—	$4,500,000
Liabilities
Norwegian Bond Debt *	$189,950,329	$—	$200,990,000
New First Lien Facility **	$63,758,185	$—	$65,000,000
Original Ultraco Debt Facility **	$59,975,162	$—	$61,200,000

(1) Includes non-current restricted cash of $11.0 million at December 31, 2018 and $0.1 million at December 31, 2017.

*	The fair value of the bonds is based on the last trade on December 21, 2018 and December 21, 2017 on Bloomberg.com.
**
The fair value of the New First Lien Facility and the Original Ultraco Debt Facility is based on the required repayment to the lenders if the debt was discharged in full on December 31, 2018 and 2017. The New First Lien Facility and Original Ultraco Debt Facility were fully discharged as part of the refinancing transaction on January 25, 2019. Please see Note 8. Debt to the consolidated financial statements.

Note 10.  Commitments and Contingencies

Operating Lease

On October 15, 2015, the Company entered into a new commercial lease agreement as a subtenant for office space in Stamford, Connecticut. The lease is effective from January 1, 2016 through June 29, 2023, with an average annual rent of $0.4 million. The lease is secured by a letter of credit backed by cash collateral of $74,917 which amount is recorded as restricted cash in the accompanying consolidated balance sheets. In November 2018, the Company entered into a lease office agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. Rent expense for all of our global locations recorded for the years ended December 31, 2018, 2017, and 2016 was $0.7 million, $0.7 million and $0.8 million, respectively.

The future minimum commitments under the leases for office space as of December 31, 2018 are as follows:

(In thousands of U.S. dollars)

2019	$715
2020	728
2021	708
2022	483
2023	245
Thereafter	—
Total	$2,879

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
On December 9, 2018, the Company entered into an agreement to charter-in a 62,487 dwt 2016 built Ultramax vessel for two years. The hire rate for the vessel until March 2020 is $14,250 per day and $15,250 per day thereafter. The Company took delivery of the vessel in the fourth quarter of 2018.
On August 14, 2018, the Company entered into a contract for installation of ballast water treatment systems ("BWTS") on our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company recorded $1.0 million in Other assets in the Consolidated Balance Sheet as of December 31, 2018.
On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 Scrubbers which are to be retrofitted on the vessels. The Agreements are comprised of firm orders for 19 Scrubbers and up to an additional 18 units, at the Company’s option. On November 20, 2018 the Company announced that it has exercised its option to purchase 15 of the 18

Scrubbers, and on January 23, 2019 the Company announced that it has exercised the remaining 3 options. The projected costs, including installation, is approximately $2.2 million per Scrubber. The Company intends to complete the retrofit of all 37 vessels prior to the January 1, 2020 implementation date of the new sulphur emission cap regulation, as set forth by the IMO. The Company recorded $16.9 million of Scrubber costs and $1.0 million for ballast water treatment systems in Other assets in the Consolidated Balance Sheet as of December 31, 2018.

On December 21, 2018, the Company signed a memorandum of agreement to purchase a 2015 built Ultramax vessel for $20.4 million. As of December 31, 2018, the Company paid a deposit of $2.0 million. The Company took delivery of the vessel in the first quarter of 2019.

Note 11.  Income/(Loss) per Common Share

The computation of basic net income/(loss) per share is based on the weighted average number of common shares outstanding for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, the Company had 3,040,540 outstanding warrants convertible to 152,027 shares of the Company's common stock with an exercise price of $556.40 per share. The warrants have a 7 year term and will expire on October 15, 2021. Diluted net income/(loss) per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive.

Diluted net income per share for the year ended December 31, 2018 does not include 687 unvested stock awards, 348,625 stock options and outstanding warrants convertible to 152,027 shares of common stock as their effect was anti-dilutive.

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

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net income/(loss)	$12,574,684	$(43,796,685)	$(223,522,435)
Weighted Average Shares-Basic	70,665,212	69,182,302	20,565,652
Dilutive effect of stock options, warrants and restricted stock units	1,136,961	—	—
Weighted Average Shares - Diluted	71,802,173	69,182,302	20,565,652
Basic income/(loss) per share	$0.18	$(0.63)	$(10.87)
Diluted income/(loss) per share	$0.18	$(0.63)	$(10.87)

Note 12. Stock Incentive Plans

2014 Management Incentive Plan

On October 15, 2014, in accordance with the Plan of Reorganization, the Company adopted the post-emergence Management Incentive Program (the “2014 Plan”), which provided for the distribution of New Eagle MIP Primary Equity in the form of shares of New Eagle Common Stock, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company and a premium to the equity value, each of the foregoing to vest generally over a four year schedule through 25% annual installments commencing on the first anniversary of the Effective Date. The New Eagle MIP Primary Equity is subject to vesting, but the holder thereof is entitled to receive all dividends paid with respect to such shares as if such New Eagle MIP Primary Equity had vested on the grant date (subject to forfeiture by the holder in the event that such grant is terminated prior to vesting unless the administrator of the 2014 Plan determines otherwise). The New Eagle MIP Options contain adjustment provisions to reflect any transaction involving shares of New Eagle Common Stock, including as a result of any dividend, recapitalization, or stock split, to prevent any diminution or enlargement of the holder’s rights under the award.

During 2018, 1,432 restricted stock awards vested and 83 restricted stock awards were forfeited. There were 50,625 unvested restricted stock awards outstanding with an average share price on grant date of $5.90 as of December 31, 2018. The restricted stock awards are expected to vest fully during 2019. The amortization of these restricted shares was calculated using the cliff method of vesting and included in general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016.

During 2017, 133,452 restricted stock awards vested and there were 52,140 restricted stock awards outstanding with an average share price on grant date of $42.19 as of December 31, 2017.

As of December 31, 2018, there were 12,875 options vested but unexercised with exercise prices ranging from $360 to $505 and there were no unvested MIP options. The fair value of the vested options is insignificant.

There were 9,960 options vested but not exercised as of December 31, 2017 and 2,915 options that were not vested but were expected to vest. The fair value of vested options is insignificant.

On November 7, 2016, the Company granted 233,863 shares of restricted common stock and options to purchase 280,000 shares of the Company’s common stock in connection with the appointment of a new member to the senior management team. The restricted stock and option were not granted under, but are subject to, the terms of the Company’s 2014 Plan. The details of the grant are below:

	Restricted shares *	Fair value on grant date	Aggregate fair value (in millions)	Vesting Terms
Granted on November 7, 2016	233,863	$4.24	$1.0	100% vesting on third anniversary date
Unvested restricted stock outstanding as of December 31, 2018 and 2017	233,863	$4.24	$1.0

* Amortization of the above stock awards was calculated using the cliff method of vesting and included in general and administrative expenses.

	Options**	Weighted Average Exercise Price	Expiration( years)	Risk free interest rate	Volatility	Dividend %	Fair Value of Options on grant date	Aggregate fair value (in millions)	Expected Term and vesting conditions
Granted on November 7, 2016	280,000	$4.28	5	1.10%	61%	—%	$1.91	$0.53	3.75 years and 25% vesting annually over four year term
Vested during 2017	(70,000)							$(0.13)
Unvested options outstanding as of December 31, 2017	210,000	$4.28					$1.91	$0.40
Vested during 2018	(70,000)							$(0.13)
Unvested options outstanding as of December 31, 2018	140,000	$4.28					$1.91	$0.27

** The volatility was calculated by comparing the Company’s share price movement since emergence from bankruptcy on October 14, 2014 and its peers’ share price movement for the past five years. The amortization of these stock options was calculated using the graded method of vesting and included in general and administrative expenses.

There are 140,000 options vested but not exercised and 140,000 unvested options, all of which are expected to vest as of December 31, 2018. The vested but not exercised options expire at various dates beginning November 2022 until November 2023 at an exercise price of $4.28 per share.

There were 70,000 options vested but not exercised as of December 31, 2017 and 210,000 options expected to vest.

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

The following schedule represents outstanding stock awards and options granted under the 2016 Plan as of December 31, 2018.

	Restricted shares	Weighted Average Fair value on grant date	Aggregate fair value (in millions)	Vesting Terms
Granted on December 15, 2016 *	760,056	$5.90	$4.40	100% on September 1, 2018
Granted on December 15, 2016 *	233,869	5.90	1.38	100% on October 14, 2018
Unvested restricted stock outstanding as of December 31, 2016	993,925	5.90	5.78
Issued on March 1, 2017	429,750	5.47	2.35	33% vesting annually over three year term
Issued on June 1, 2017	18,000	4.64	0.08	100% vesting on third anniversary date
Forfeited during 2017	(10,750)	5.47	$(0.06)
Unvested restricted stock outstanding as of December 31, 2017	1,430,925	5.70	8.15
Issued on January 4, 2018	948,500	4.71	4.47	33% vesting annually over three year term
Issued on January 10, 2018	30,000	4.81	0.10
Vested on January 10, 2018	(30,000)	4.81	(0.10)
Net shares vested on March 1, 2018	(90,711)	5.47	(0.50)
Vested on September 1, 2018	(408,143)	5.90	(2.41)
Vested on October 14, 2018	(130,164)	5.90	(0.77)
Forfeitures and cancellations due to settlement of tax liability on vested shares during 2018	(537,942)	5.81	(3.13)
Unvested restricted stock outstanding as of December 31, 2018	1,212,465	$4.79	$5.81

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

	Options*	Weighted AverageExercise Price	Expiration (years)	Risk free interest rate	Volatility	Dividend %	Fair Value of Options on grant date	Aggregate fair value (in millions)	Expected Term and Vesting conditions
Granted on December 15, 2016 **	1,266,476	$4.28	5	1.79%	62%	—%	$3.12	$3.96	3.15 years and 25% vesting annually
Granted on December 15, 2016 **	389,695	$4.28	5	1.79%	62%	—%	$3.14	$1.21	3.15 years and 25% vesting annually
Unvested options outstanding as of December 31, 2016	1,656,171	$4.28						$5.17
Issued on March 1, 2017	337,000	$5.56	5	1.72%	63.5%	—%	$2.60	$0.90	3.75 years and 25% vesting annually over four year term
Issued on June 1, 2017	18,000	$4.71	5	1.56%	64.7%	—%	$2.23	$0.04	3.75 years and 25% vesting annually over four year term
Vested during 2017	(828,085)	$4.28					$3.12	$(2.60)
Forfeitures during 2017	(3,000)	$5.56					$2.60	$(0.08)
Unvested options outstanding as of December 31, 2017	1,180,086	$4.65					$2.91	$3.43
Vested and unexercised during 2018	(525,501)	$4.55					$3.01	$(1.60)
Forfeitures during 2018	(1,875)	$5.56					$2.60	$(0.05)
Exercised during 2018	(875)	$5.56					$2.60	$(0.03)
Unvested options outstanding as of December 31, 2018	651,835	$4.72						$3.01

*The volatility was calculated by comparing the Company’s share price movement since emergence from bankruptcy on October 14, 2014 and its peers’ share price movement for the past five years.

**The above stock options were issued concurrently with cancellation of outstanding stock awards and options under the 2014 Equity Incentive Plan. Therefore, the transaction was accounted for as a modification as per ASC 718 “Compensation-Stock Compensation.” The fair value is the incremental compensation cost, which was calculated as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date. The amortization of the above stock options was included in general and administrative expenses.

There are 1,353,586 options vested but not exercised as of December 31, 2018 and 651,835 options expected to vest. The Company issues new shares upon exercise of any vested options. The vested but not exercised options expire at various dates beginning September 2022 until October 2023 at exercise prices ranging between $4.28 to $5.56 per share.

There were 828,085 options vested but not exercised as of December 31, 2017 and 1,180,086 options expected to vest.

The stock-based compensation expense for the above stock awards and options under the 2016 Plan and 2014 Plan included in General and administrative expenses:

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Stock awards /stock option plans	$9,207,480	$8,738,615	$2,206,690

Total stock-based compensation expense	$9,207,480	$8,738,615	$2,206,690

The future compensation to be recognized for all the grants issued for the years ending December 31, 2019, 2020 and 2021 is estimated to be $4.7 million, $1.7 million and $0.5 million, respectively.

Note 13. Employee Benefit Plan

In October 2010, the Company established a safe harbor 401(k) plan, which is available to full-time office employees who meet the plan’s eligibility requirements. The plan allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Company is matching contributions amounting to 100% of the first 3% and 50% of the next 2% of each employee’s salary.  The matching contribution vests immediately.  The total matching contribution incurred by the Company and included in general and administrative expenses for the years ended December 31, 2018, 2017 and 2016 was $275,674, $240,888 and $167,778, respectively.

The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contributions based on the Company’s annual operating performance.  For the years ended December 31, 2018, 2017 and 2016, the Company did not make a profit sharing contribution.

The Company revised its matching contributions to 100% of the first 6% of each employee's salary beginning January 1, 2019.

Note 14.  Quarterly Results of Operations (Unaudited)

We have presented the unaudited quarterly results of operations for the fiscal years ended December 31, 2018 and December 31, 2017.

Consolidated Statement of Operations

(Unaudited)

2018

	Three Months ended March 31	Three Months ended June 30	Three Months ended September 30	Three Months ended December 31
Revenues, net	$79,370,609	$74,938,700	$69,092,740	$86,692,209
Total Operating expenses	73,051,692	65,953,230	60,262,456	73,220,074
Operating income	6,318,917	8,985,470	8,830,284	13,472,135
Net income	52,745	3,450,767	2,584,822	6,486,350

Basic income Per Share	$0.00	$0.05	$0.04	$0.09
Diluted income Per Share	$0.00	$0.05	$0.04	$0.09

2017

	Three Months ended March 31	Three Months ended June 30	Three Months ended September 30	Three Months ended December 31,
Revenues, net	$45,855,057	$53,631,224	$62,710,903	$74,587,441
Total Operating expenses	50,361,713	53,938,837	64,624,733	67,999,398
Operating (loss)/income	(4,506,656)	(307,613)	(1,913,830)	6,588,043
Net loss *	(11,068,448)	(5,888,466)	(10,255,346)	(16,584,425)

Basic Loss Per Share	$(0.17)	$(0.08)	$(0.15)	$(0.24)
Diluted Loss Per Share	$(0.17)	$(0.08)	$(0.15)	$(0.24)

* Net loss for the three months ended December 31, 2017 includes $15.0 million of loss on debt extinguishment.

Note 15. Subsequent Events

On January 2, 2019, the Company granted 781,890 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on December 31, 2018 was $3.7 million. The shares will vest in equal installments over a three year term.

During first quarter of 2019, the Company delivered the vessel Condor to its buyer pursuant to a memorandum of agreement, dated December 13, 2018 for net proceeds of $6.5 million. The Company expects to recognize a gain of $2.2 million.

On January 4, 2019, the Company signed a memorandum of agreement to sell the vessel Merlin for $6.1 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in January 2019. The Company will record a gain of approximately $1.9 million in the first quarter of 2019.

As discussed above in Note 8 Debt - Refinancing, on January 25, 2019, Ultraco entered into the New Ultraco Debt Facility, which provides for an aggregate principal amount of $208.4 million, consisting of (i) a term loan facility of $153.4 million and (ii) a revolving credit facility of $55.0 million The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility and the New First Lien Facility in full and for general corporate purposes.