Form 10-Q
period 2019-03-31
Eagle Bulk Shipping Inc.
filed 2019-05-08
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
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
Number of shares of registrant’s common stock outstanding as of May 7, 2019: 73,155,074
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EGLE	The Nasdaq Stock Market LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the period ended March 31, 2019 (the "Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.
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

PART I: FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$60,715,204	$67,209,753
Accounts receivable, net of a reserve of $1,758,463 and $2,073,616, respectively	18,975,479	19,785,582
Prepaid expenses	3,941,090	4,635,879
Inventories	13,137,786	16,137,785
Vessels held for sale	—	8,458,444
Other current assets	3,242,311	2,246,740
Total current assets	100,011,870	118,474,183
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $133,015,330 and $124,907,998, respectively	695,343,213	682,944,936
Advance for vessel purchase	—	2,040,000
Operating lease right-of-use assets	25,433,893	—
Other fixed assets, net of accumulated depreciation of $610,970 and $547,452, respectively	655,648	692,803
Restricted cash	19,283,145	10,953,885
Deferred drydock costs, net	13,219,645	12,186,356
Deferred financing costs - Super Senior Facility	285,342	285,342
Other assets	28,772,636	18,631,655
Total noncurrent assets	782,993,522	727,734,977
Total assets	$883,005,392	$846,209,160
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,694,404	$14,161,169
Accrued interest	6,990,987	1,735,631
Other accrued liabilities	9,109,295	10,064,017
Fair value of derivatives	—	929,313
Current portion of operating lease liabilities	13,775,046	—
Unearned charter hire revenue	5,173,582	6,926,839
Current portion of long-term debt	28,194,684	29,176,230
Total current liabilities	76,937,998	62,993,199
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	182,817,726	182,469,155
New First Lien Facility, net of debt discount and debt issuance costs	—	48,189,307
Original Ultraco Debt Facility, net of debt discount and debt issuance costs	—	70,924,885
New Ultraco Debt Facility, net of debt issuance costs	129,903,085	—
Operating lease liabilities	13,142,943	—
Other liabilities	—	208,651
Fair value below contract value of time charters acquired	—	1,818,114
Total noncurrent liabilities	325,863,754	303,610,112
Total liabilities	402,801,752	366,603,311
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of March 31, 2019 and December 31, 2018	—	—
Common stock, $.01 par value, 700,000,000 shares authorized, 71,348,411 and 71,055,400 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	713,484	710,555
Additional paid-in capital	894,837,912	894,272,533
Accumulated deficit	(415,347,756)	(415,377,239)
Total stockholders' equity	480,203,640	479,605,849
Total liabilities and stockholders' equity	$883,005,392	$846,209,160

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues, net	$77,389,597	$79,370,609

Voyage expenses	25,906,140	22,514,592
Vessel expenses	20,093,706	21,078,657
Charter hire expenses	11,491,906	10,268,064
Depreciation and amortization	9,407,108	9,276,415
General and administrative expenses	8,409,919	9,913,964
Gain on sale of vessels	(4,106,547)	—
Total operating expenses	71,202,232	73,051,692
Operating income	6,187,365	6,318,917
Interest expense	6,762,003	6,261,069
Interest income	(434,318)	(95,276)
Loss on debt extinguishment	2,268,452	—
Other (income)/expense	(2,438,255)	100,379
Total other expense, net	6,157,882	6,266,172
Net income	$29,483	$52,745

Weighted average shares outstanding:
Basic	71,283,301	70,452,814
Diluted	72,070,868	71,531,864

Per share amounts:
Basic net income	$—	$—
Diluted net income	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$29,483	$52,745

Comprehensive income	$29,483	$52,745

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	71,055,400	$710,555	$894,272,533	$(415,377,239)	$479,605,849
Net income		—	—	29,483	29,483
Issuance of shares due to vesting of restricted shares	293,011	2,929	(2,929)	—	—
Cash used to settle net share equity awards	—	—	(877,161)	—	(877,161)
Stock-based compensation	—	—	1,445,469	—	1,445,469
Balance at March 31, 2019	71,348,411	$713,484	$894,837,912	$(415,347,756)	$480,203,640

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	70,394,307	$703,944	$887,625,902	$(427,164,813)	$461,165,033
Cumulative effect of accounting change*	—	—	—	(787,110)	(787,110)
Net income	—	—	—	52,745	52,745
Issuance of shares due to vesting of restricted shares	120,711	1,207	(1,207)	—	—
Cash used to settle net share equity awards	—	—	(254,146)	—	(254,146)
Stock-based compensation	—	—	3,510,911	—	3,510,911
Balance at March 31, 2018	70,515,018	$705,151	$890,881,460	$(427,899,178)	$463,687,433
* The opening accumulated deficit was adjusted on January 1, 2018 in connection with adoption of Accounting Standards Update 2014-09, revenue from contracts with customers ("ASC 606").

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$29,483	$52,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,168,411	8,073,353
Amortization of operating lease right-of-use asset	3,271,111	—
Amortization of deferred drydocking costs	1,238,698	1,203,062
Amortization of debt discount and debt issuance costs	503,716	490,095
Amortization of fair value below contract value of time charter acquired	—	(170,475)
Loss on debt extinguishment	2,268,452	—
Gain on sale of vessels, net	(4,106,547)	—
Net unrealized (gain)/loss on fair value of derivatives	(2,958,154)	208,235
Stock-based compensation expense	1,445,469	3,510,911
Drydocking expenditures	(2,527,553)	(1,107,414)
Changes in operating assets and liabilities:
Accounts payable	1,467,508	1,544,461
Accounts receivable	810,103	3,270,432
Accrued interest	5,255,356	4,122,188
Inventories	2,999,999	490,738
Operating lease liabilities short and long-term	(3,643,179)	—
Other current and non-current assets	1,084,257	(121,954)
Other accrued liabilities and other liabilities	(2,306,786)	(5,009,784)
Prepaid expenses	694,789	(652,271)
Unearned revenue	(1,753,257)	(1,031,082)
Net cash provided by operating activities	11,941,876	14,873,240

Cash flows from investing activities:
Advance paid for purchase of scrubbers and ballast water systems	(11,244,778)	—
Proceeds from redemption of short-term investment	—	4,500,000
Proceeds from sale of vessels	12,820,557	—
Purchase of other fixed assets	(23,924)	966
Purchase of vessels and vessel improvements	(18,465,609)	(19,841,535)
Net cash used in investing activities	(16,913,754)	(15,340,569)

Cash flows from financing activities:
Repayment of revolver loan under New First Lien Facility	(5,000,000)	(5,000,000)
Proceeds from the revolver loan under New First Lien Facility	5,000,000	—
Proceeds from Original Ultraco Debt Facility	—	8,600,000
Repayment of Original Ultraco Debt Facility	(82,600,000)	—
Proceeds from New Ultraco Debt Facility	153,440,000	—
Repayment of New First Lien Facility - term loan	(60,000,000)	—
Debt issuance costs paid to lenders on New Ultraco Debt Facility	(3,156,250)	—
Cash used to settle net share equity awards	(877,161)	(254,146)
Other financing costs	—	(1,231,935)
Net cash provided by financing activities	6,806,589	2,113,919

Net increase in cash, cash equivalents and restricted cash	1,834,711	1,646,590
Cash, cash equivalents and restricted cash at beginning of period	78,163,638	56,325,961
Cash, cash equivalents and restricted cash at end of period	$79,998,349	$57,972,551
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$901,516	$1,648,787
Accrual for other financing costs included in Other accrued liabilities	$300,000	$—
Accruals for Scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$4,749,057	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Basis of Presentation and General Information
The accompanying condensed consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or similar terms). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership, charter and operation of drybulk vessels. The Company’s fleet is comprised of Supramax and Ultramax drybulk carriers and the Company operates its business in one business segment.
As of March 31, 2019, the Company owned and operated a modern fleet of 46 oceangoing vessels, including 32 Supramax and 14 Ultramax vessels with a combined carrying capacity of 2,668,588 deadweight tonnage ("dwt") and an average age of approximately 8.8 years. Additionally, the Company charters-in three 61,400 dwt, 2013 built Ultramax vessels for an average remaining period of approximately two years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
For the three months ended March 31, 2019 and 2018, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on March 13, 2019.
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
As of January 1, 2019, we adopted ASU No. 2016-02, "Leases," as amended ("ASC 842" or the "new lease standard”). ASC 842 increases transparency and comparability among organizations by requiring a lessee to record right-of-use assets and related lease liabilities on its balance sheet when it commences an operating lease. The Company adopted ASC 842 using the modified retrospective transition method of adoption. Under this method, the cumulative effect of applying the new lease standard is recorded with no restatement of any comparative prior periods presented. As provided by ASC 842, the Company elected to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented. As a result, prior periods as reported by the Company have not been impacted by the adoption. As required by ASC 842, the Company's disclosures around its leasing activities have been significantly expanded to enable users of our condensed consolidated financial statements to assess the amount, timing and uncertainty of cash flows arising from lease arrangements. Please refer to Note 2. Recent Accounting Pronouncements for further information.
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the value of stock-based compensation, fair value of right-of-use asset and lease liability and the fair value of derivatives. Actual results could differ from those estimates.

Note 2. Recent Accounting Pronouncements

Adoption of new accounting standards

The Company adopted the accounting standards described below during the first quarter of 2019:

Leases

On January 1, 2019, the Company adopted ASC 842. ASC 842 revises the accounting for leases. Under the new lease standard, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new lease standard will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance.

The following are the type of contracts that fall under ASC 842:

Time charter out contracts

Our shipping revenues are principally generated from time charters and voyage charters. In a time charter contract, the vessel is hired by the charterer for a specified period of time in exchange for consideration which is based on a daily hire rate. The charterer has the full discretion over the ports visited, shipping routes and vessel speed. The contract/charter party generally provides typical warranties regarding the speed and performance of the vessel. The charter party generally has some owner protective restrictions such that the vessel is sent only to safe ports by the charterer, subject always to compliance with applicable sanction laws, and carry only lawful or non-hazardous cargo. In a time charter contract, the Company is responsible for all the costs incurred for running the vessel such as crew costs, vessel insurance, repairs and maintenance and lubes. The charterer bears the voyage related costs such as bunker expenses, port charges and canal tolls during the hire period. The performance obligations in a time charter contract are satisfied over the term of the contract beginning when the vessel is delivered to the charterer until it is redelivered back to the Company. The charterer generally pays the charter hire in advance of the upcoming contract period. The Company determined that all time charter contracts are considered operating leases and therefore fall under the scope of ASC 842 because: (i) the vessel is an identifiable asset; (ii) the Company does not have substantive substitution rights; and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives the economic benefits from such use.

The transition guidance associated with ASC 842 allows for certain practical expedients to the lessors. The Company elected to not separate the lease and non-lease components included in the time charter revenue because (i) the pattern of revenue recognition for the lease and non-lease components (included in the daily hire rate) is the same. The daily hire rate represents the hire rate for a bare boat charter as well as the compensation for expenses incurred running the vessel such as crewing expense, repairs, insurance, maintenance and lubes. Both the lease and non-lease components are earned by passage of time.

The adoption of ASC 842 did not materially impact our accounting for time charter out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of revenues, net in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 and 2018.

Time charter in contracts

The Company charters in vessels to supplement our own fleet and employs them both on time charters and voyage charters. The time charter in contracts range in lease terms from 30 days to 2.5 years. The Company elected the practical expedient of ASC 842 that allows for time charter in contracts with an initial lease term of less than 12 months to be excluded from the operating lease right-of-use assets and lease liabilities recognized on our Condensed Consolidated Balance Sheet as of January 1, 2019. The Company recognized the operating lease right-of-use assets and the corresponding lease liabilities on the Condensed Consolidated Balance sheet for time charter in contracts greater than 12 months on the date of adoption of ASC 842. The Company will continue to recognize the lease payments for all operating leases as charter hire expense on the condensed consolidated statements of operations on a straight-line basis over the lease term.

Under ASC 842, leases are classified as either finance or operating arrangements, with such classification affecting the pattern and classification of expense recognition in an entity's income statement. For operating leases, ASC 842 requires recognition in an entity’s income statement of a single lease expense, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Right-of-use assets represent a right to use an underlying asset for the lease term and the related lease liability represents an obligation to make lease payments pursuant to the contractual terms of the lease agreement.

At lease commencement, a lessee must develop a discount rate to calculate the present value of the lease payments so that it can determine lease classification and measure the lease liability. When determining the discount rate to be used at lease commencement, a lessee must use the rate implicit in the lease unless that rate cannot be readily determined. When the rate implicit in the lease cannot be readily determined, the lessee should use its incremental borrowing rate. The incremental borrowing rate is the rate that reflects the interest a lessee would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment. The Company determined that the time charter in contracts do not contain an implicit borrowing rate. Therefore, the Company arrived at the incremental borrowing rate by determining the Company's implied credit rating and the yield curve for debt as of January 1, 2019. The Company then interpolated the yield curve to determine the incremental borrowing rate for each lease based on the remaining lease term on the specific lease. Based on the above methodology, the Company's incremental borrowing rates ranged from 5.05% to 6.08% for the five lease contracts for which the Company recorded operating lease right-of-use assets and corresponding lease liabilities.

The Company has time charter in contracts for three Ultramax vessels which are greater than 12 months as of the date of adoption of ASC 842. The brief description of the contracts is below:

(i) The Company entered into an agreement effective April 28, 2017, to charter in a 61,400 dwt, 2013 built Japanese vessel for approximately four years (having the same redelivery dates as the aforementioned cancelled time charter contract) with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. The Company determined that it will not exercise the existing options under this contract and therefore the options are not included in the calculation of the operating lease right-of-use asset. In addition, the Company’s fair value below contract value of time charters acquired of $1.8 million as of December 31, 2018, which related to the unamortized value of a prior charter with the same counterparty that had been recorded at the time of the Company’s emergence from bankruptcy was offset against the corresponding right of use asset on this lease as of January 1, 2019.

(ii) On May 4, 2018, the Company entered into an agreement to charter-in a 61,425 dwt 2013 built Ultramax vessel for three years with an option for an additional two years. The hire rate for the first three years is $12,700 per day and $13,750 per day for the first year option and $14,750 per day for the second year option. The Company took delivery of the vessel in the third quarter of 2018. The Company determined that it will not exercise the existing options under this contract and therefore the options are not included in the calculation of the operating lease right-of-use asset.
(iii) On December 9, 2018, the Company entered into an agreement to charter-in a 62,487 dwt 2016 built Ultramax vessel for two years. The hire rate for the vessel until March 2020 is $14,250 per day and $15,250 per day thereafter. The Company took delivery of the vessel in the fourth quarter of 2018. The Company determined that it will not exercise the existing options under this contract and therefore the options are not included in the calculation of the operating lease right-of-use asset.
Office leases

On October 15, 2015, the Company entered into a new commercial lease agreement as a subtenant for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by a letter of credit backed by cash collateral of $74,917 which amount is recorded as restricted cash in the accompanying condensed consolidated balance sheets. In November 2018, the Company entered into a lease office agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. The Company determined the two office leases to be operating leases and records the lease expense as part of General and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 and 2018.
Adoption of ASC 842
The Company adopted ASC 842 on January 1, 2019, which resulted in the recognition of operating lease right-of-use assets of $28.7 million and related lease liabilities for operating leases of $30.5 million in Total Assets and Total Liabilities, respectively, on our Condensed Consolidated Balance Sheet on January 1, 2019.

In connection with its adoption of ASC 842, the Company elected the "package of 3" practical expedients permitted under the transition guidance which are described below in which the Company is:

•	Allowed not to reassess whether any expired or existing contracts are or contain leases.

•	Allowed not to reassess any expired or existing lease classifications.

•	Allowed not to reassess initial direct costs for any existing leases.

Additionally, the Company elected the practical expedient allowed under the transition guidance of ASC 842 to not separate the lease and non-lease components related to a lease contract and to account for them as a single lease component for the purposes of the recognition and measurement requirements of ASC 842.

The Company elected not to use the practical expedient of hindsight in determining the lease term and in assessing the impairment of the Company's operating lease right-of-use assets.

Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP (“prior GAAP”). Because both ASC 842 and prior GAAP generally recognize operating lease expense on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, there were no material differences between the timing and amount of lease expense recognized under the two accounting methodologies during the three months ended March 31, 2019 and 2018.

Lease Disclosures Under ASC 842

The objective of the disclosure requirements under ASC 842 is to enable users of an entity’s financial statements to assess the amount, timing and uncertainty of cash flows arising from lease arrangements. In addition to the supplemental qualitative leasing disclosures included above, below are quantitative disclosures that are intended to meet the stated objective of ASC 842.

Operating lease right-of-use asset and lease liabilities as of March 31, 2019 and January 1, 2019 are as follows:

Description	Location in Balance Sheet	March 31, 2019	January 1, 2019 **
Assets:
Chartered-in contracts greater than 12 months *	Operating lease right-of-use assets	$23,031,702	$26,144,409
Office leases	Operating lease right-of-use assets	2,402,191	2,560,593
		$25,433,893	$28,705,002
Liabilities :
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$13,138,079	$13,802,149
Office leases	Current portion of operating lease liabilities	636,967	693,203
		$13,775,046	$14,495,352

Chartered-in contracts greater than 12 months	Operating lease liabilities	$11,377,720	$14,160,374
Office leases	Operating lease liabilities	1,765,223	1,867,390
		$13,142,943	$16,027,764

* The Company netted $1.8 million which was previously recorded as fair value on time charters acquired in the Condensed Consolidated Balance Sheet as of December 31, 2018 against the Operating lease right-of-use asset upon adoption of ASC 842 on January 1, 2019.

** The Operating lease right-of-use asset and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 5.05% to 6.08%. The weighted average discount rate used to calculate the lease liability was 5.48%.

The table below presents the components of the Company’s lease expense and sub lease income on a gross basis earned from chartered-in contracts greater than 12 months for the three months ended March 31, 2019:

Description	Location in Statement of Operations	Amount

Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$8,360,743
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	3,131,163
		$11,491,906

Lease expense for office leases	General and administrative expenses	$178,000
		$178,000

Sub lease income from chartered-in contracts greater than 12 months *	Revenues, net	$3,082,752

* The Sub lease income represents only time charter revenue earned on the chartered-in contracts greater than 12 months. There is additional revenue of $0.8 million earned from voyage charters on the same chartered in contracts which is recorded in Revenues, net in our Statement of Operations in the condensed consolidated financial statements for the three months ended March 31, 2019. Additionally, there is revenue earned from time charters from chartered-in contracts less than 12 months which is included in Revenues, net in our Statement of Operations for the three months ended March 31, 2019. Please see Note 2. Recent Accounting Pronouncements to the condensed consolidated financial statements for additional details on time charter revenue earned.

The Company did not enter into any operating leases greater than 12 months for the three months ended March 31, 2019.

The weighted average remaining lease term on our chartered-in contracts greater than 12 months is 28.6 months.

The table below provides the total amount of lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of March 31, 2019:

Year	Chartered in contracts greater than 12 months	Office leases	Operating leases

Discount rate upon adoption	5.37%	5.80%	5.48%

Nine months ending December 31, 2019	$10,569,508	$535,680	$11,105,188
2020	10,068,473	725,421	10,793,894
2021	5,622,630	716,405	6,339,035
2022		483,048	483,048
2023		244,878	244,878
	$26,260,611	$2,705,432	$28,966,043

Present value of lease liability	$24,515,799	$2,402,190	$26,917,989

Lease liabilities - short term	$13,138,079	$636,967	$13,775,046
Lease liabilities - long term	11,377,720	1,765,223	13,142,943
Total lease liabilities	$24,515,799	$2,402,190	$26,917,989

Discount based on incremental borrowing rate	$1,744,812	$303,242	$2,048,054

The future minimum commitments under the leases for office space as of December 31, 2018 are as follows:

2019	$714,794
2020	728,212
2021	707,630
2022	483,048
2023	244,878
Total	$2,878,562

The office rent expense for the three months ended March 31, 2018 was $152,423.

Revenue recognition

Voyage charters
In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The voyage charter party generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited, which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The Company determined that its voyage charter contracts consist of a single performance obligation of transporting the cargo within a specified time period. Therefore, the performance obligation is met evenly as the voyage progresses. and the revenue is recognized on a straight- line basis over the voyage days from the commencement of the loading of cargo to completion of discharge.
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company as the shipowner retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three months ended March 31, 2019 and 2018 is not material.
The following table shows the revenues earned from time charters and voyage charters for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019	March 31, 2018

Time charters	$27,504,191	$29,323,219
Voyage charters	49,885,406	50,047,390
	$77,389,597	$79,370,609
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

Accounting standards issued but not yet adopted

The FASB has issued accounting standards that have not yet become effective and may impact the Company’s condensed consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Fair Value Measurement Disclosures — In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU No. 2018-13"). ASU No. 2018-13, which is part of the FASB's broader disclosure framework project, modifies and supplements the current U.S. GAAP disclosure requirements pertaining to fair value measurements, with an emphasis on Level 3 disclosures of the valuation hierarchy. ASU No. 2018-13 is effective on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2018-13 is currently not expected to have a material impact on the Company's condensed consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU No. 2016-13 is effective on January 1, 2020, with early adoption permitted. We are currently evaluating the potential impact of ASU No. 2016-13 on our condensed consolidated financial statements.

The FASB continues to work on a number of other significant accounting standards, which, if issued, could materially impact the Company's accounting policies and disclosures in future periods. As these standards have not yet been issued, the effective dates and potential impact are unknown.

Note 3. Vessels
Vessel and Vessel Improvements
As of March 31, 2019, the Company’s owned operating fleet consisted of 46 drybulk vessels.
On January 4, 2019, the Company signed a memorandum of agreement to sell the vessel Merlin, a 2001 built Supramax, for $6.1 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers on January 23, 2019. The Company recorded a gain of $1.9 million in its condensed consolidated statements of operations for the three months ended March 31, 2019.
On December 21, 2018, the Company signed a memorandum of agreement to acquire a 2015 built Ultramax vessel for $20.4 million and paid a deposit of $2.0 million in 2018. The Company took delivery of the vessel, the Cape Town Eagle on January 11, 2019.

On December 13, 2018, the Company signed a memorandum of agreement to sell the vessel Condor, a 2001 built Supramax, for $6.1 million after brokerage commissions and associated selling expenses. The vessel was delivered to the buyer on January 7, 2019. The Company recorded a gain of $2.2 million in its condensed consolidated statement of operations for the three months ended March 31, 2019.
On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 Scrubbers, which are to be fitted on the vessels. The agreements are comprised of firm orders for 19 Scrubbers and up to an additional 18 units, at the Company’s option. On November 20, 2018, the Company announced that it had exercised its option to purchase 15 of the 18 optional Scrubbers, and on January 23, 2019, the Company announced that it had exercised the remaining three options. The projected costs, including installation, is approximately $2.2 million per scrubber system. The Company intends to complete the installation of majority of 37 vessels prior to the January 1, 2020 implementation date of the new sulphur emission cap regulation, as set forth by the International Maritime Organization (“IMO”). The Company recorded $26.1 million of scrubber system costs in Other assets in the Condensed Consolidated Balance Sheet as of March 31, 2019.

On August 14, 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on all of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company recorded $2.0 million for BWTS in Other assets in the Condensed Consolidated Balance Sheet as of March 31, 2019.

Vessel and vessel improvements consist of the following:

Vessels and vessel improvements, at December 31, 2018	$682,944,936
Advance paid for purchase of Cape Town Eagle at December 31, 2018	2,040,000
Purchase of Vessels and Vessel Improvements	18,465,609
Vessel depreciation expense	(8,107,332)
Vessels and vessel improvements, at March 31, 2019	$695,343,213
Note 4. Debt

	March 31, 2019	December 31, 2018
Norwegian Bond Debt	$196,000,000	$196,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(5,182,274)	(5,530,845)
Less: Current Portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	182,817,726	182,469,155
New Ultraco Debt Facility	153,440,000	—
Debt issuance costs - New Ultraco Debt Facility	(3,342,231)	—
Less: Current Portion - New Ultraco Debt Facility	(20,194,684)	—
New Ultraco Debt Facility, net of debt discount and debt issuance costs	129,903,085	—
New First Lien Facility	—	60,000,000
Debt discount and debt issuance costs - New First Lien Facility	—	(1,060,693)
Less: Current Portion - New First Lien Facility	—	(10,750,000)
New First Lien Facility, net of debt discount and debt issuance costs	—	48,189,307
Original Ultraco Debt Facility	—	82,600,000
Debt discount and debt issuance costs - Original Ultraco Debt Facility	—	(1,248,885)
Less: Current portion - Original Ultraco Debt Facility	—	(10,426,230)
Original Ultraco Debt Facility, net of debt discount and debt issuance costs	—	70,924,885
Total long-term debt	$312,720,811	$301,583,347
New Ultraco Debt Facility

On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility, as the borrower (the "New Ultraco Debt Facility"), with the Company and certain of its indirectly vessel-owning subsidiaries, as guarantors (the “Guarantors”), the lenders party thereto, the swap banks party thereto, ABN AMRO Capital USA LLC ("ABN AMRO"), Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB ( PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, and ABNAMRO, as arranger, security trustee and facility agent. The New Ultraco Debt Facility provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility (as defined below) and the New First Lien Facility (as defined below) in full and for general corporate purposes. Subject to certain conditions set forth in the credit agreement, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

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

Ultraco’s obligations under the New Ultraco Debt Facility are secured by, among other items, a first priority mortgage on 21 vessels owned by the Guarantors as identified in the Credit Agreement and such other vessels that it may from time to time include with the approval of the Lenders (the “Ultraco Vessels”), an assignment of certain accounts, an assignment of certain charters with terms that exceeds 12 months, an assignment of insurances, an assignment of certain master agreements, and a pledge of the membership interests of Eagle Ultraco and each Guarantor. In the future, Ultraco or the Guarantors may grant additional security to the Lenders from time to time.

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the credit agreement requires the Company, on a consolidated basis excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The credit agreement also imposes operating restrictions on Ultraco and the Guarantors, including limiting Ultraco’s and the Guarantors’ ability to, among other things: incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur. The credit agreement allows for the Company to pay dividends upon satisfaction of certain conditions set forth in the credit agreement. The Company is in compliance with its financial covenants as of March 31, 2019.

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

The Norwegian Bond Debt is guaranteed by the limited liability companies that are subsidiaries of the Issuer and the legal and beneficial owners of 25 security vessels (the "Shipco Vessels") in the Company’s fleet, and are secured by mortgages over such security vessels, a pledge granted by the Company over all of the shares of the Issuer, a pledge granted by the Issuer over all the shares in the Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and the Issuer or its subsidiaries.

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

The Issuer may redeem some or all of the outstanding Bonds at any time on or after the Interest Payment Date in May 2020 (the “First Call Date”), at the following redemption prices (expressed as a percentage of the nominal amount), plus accrued interest on the redeemed amount, on any business day from and including:

Period	Redemption Price
First Call Date to, but not including, the Interest Payment Date in November 2020	104.125%
Interest Payment Date in November 2020 to but not including, the Interest Payment Date in May 2021	103.3%
Interest Payment Date in May 2021 to, but not including, the Interest Payment Date in November 2021	102.475%
Interest Payment Date in November 2021 to, but not including, the Interest Payment Date in May 2022	101.65%
Interest Payment Date in May 2022 to, but not including, the Maturity Date	100.0%

Prior to the First Call Date, the Issuer may redeem some or all of the outstanding Bonds at a price equal to 100.0% of the nominal amount of the Bonds plus a “make-whole” premium and accrued and unpaid interest to the redemption date.

If the Company experiences a change of control, each holder of the Bonds will have the right to require that the Issuer purchase all or some of the Bonds held by such holder at a price equal to 101.0% of the nominal amount, plus accrued interest.

The Bond Terms contain certain financial covenants that the Issuer’s leverage ratio defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels must not exceed 75.0% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Shipco is in compliance with its financial covenants as of March 31, 2019.

In 2018, the Company signed a memorandum of agreement to sell the vessel Thrush for $10.8 million after brokerage commissions and associated selling expenses. Pursuant to the Bond Terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco. As a result, the Company recorded the proceeds of the sale of Thrush as restricted cash at December 31, 2018 in the condensed consolidated financial statements.

On November 6, 2018, the Company received the approval for an amendment to the Bond Terms to allow for the proceeds from the sale of the Shipco vessels for partial financing of Scrubbers on Shipco vessels.

During the first quarter of 2019, the Company sold two vessels, Condor and Merlin for net proceeds of $12.8 million after brokerage commissions and associated selling expenses. Pursuant to the Bond Terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco. As a result, the Company recorded the proceeds of the sale of Condor and Merlin as restricted cash at March 31, 2019 in the Condensed Consolidated Balance Sheet.

As of March 31, 2019, the Company used $4.5 million of proceeds received from sale of Shipco vessels for financing of Scrubbers.

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

The Bonds were listed for trading on the Oslo Stock Exchange on May 15, 2018.

Super Senior Facility

On December 8, 2017, Shipco entered into the Super Senior Revolving Facility Agreement (the "Super Senior Facility"), by and among Shipco as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent, which provides for a revolving credit facility in an aggregate amount of up to $15.0 million. The proceeds of the Super Senior Facility, which are currently undrawn, are expected, pursuant to the terms of the Super Senior Facility, to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries. The Super Senior Facility matures on August 28, 2022. Shipco incurred $0.2 million as other financing costs in connection with the transaction which was recorded as deferred financing costs on the Condensed Consolidated Balance Sheet at March 31, 2019.

As of March 31, 2019, the availability under the Super Senior Facility is $15.0 million.

The outstanding borrowings under the Super Senior Facility bear interest at LIBOR plus 2.00% per annum and commitment fees of 40% of the applicable margin on the undrawn portion of the facility. For each loan that is requested under the Super Senior Facility, Shipco must repay such loan along with accrued interest on the last day of each interest period relating to the loan. Interest periods are for three months, six months or any other period agreed between Shipco and the Super Senior Facility Agent. Additionally, subject to the other terms of the Super Senior Facility, amounts repaid on the last day of each interest period may be re-borrowed.

Shipco’s obligations under the Super Senior Facility are guaranteed by the limited liability companies that are subsidiaries of Shipco and the legal and beneficial owners of 25 vessels in the Company’s fleet (the “Eagle Shipco Vessel Owners”), and will be secured by mortgages over such vessels, a pledge granted by the Company over all of the shares of Shipco, a pledge granted by Shipco over all the shares in the Eagle Shipco Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and Shipco or its subsidiaries. The Super Senior Facility ranks super senior to the Bonds with respect to any proceeds from any enforcement action relating to security or guarantees for both the Super Senior Facility and the Bonds.

The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit Shipco’s and its subsidiaries’ ability to do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants as of March 31, 2019.

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

New First Lien Facility

On December 8, 2017, Eagle Shipping LLC, a wholly-owned subsidiary of the Company ("Eagle Shipping") entered into a credit agreement ( the "New First Lien Facility"), which provided for (i) a term loan facility in an aggregate principal amount of up to $60.0 million (the “Term Loan”) and (ii) a revolving credit facility in an aggregate principal amount of up to $5.0 million (the “Revolving Loan”). Outstanding borrowings under the New First Lien Facility bore interest at LIBOR plus 3.50% per annum. Eagle Shipping paid $1.0 million to the lenders and incurred $0.4 million of other financing costs in connection with the transaction.

On January 25, 2019, the Company repaid the outstanding balances of the Term Loan and the Revolving Loan together with accrued interest as on that date and discharged the debt under the New First Lien Facility in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.1 million representing the outstanding balance of debt issuance costs as loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019.

Original Ultraco Debt Facility

On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Original Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”).

On January 25, 2019, the Company repaid the outstanding balance of the of the Original Ultraco Debt facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.2 million representing the outstanding balance of debt issuance costs as loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019.

Interest Rates

For the three months ended March 31, 2019, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was approximately 8.96%.

For the three months ended March 31, 2019, the interest rate on the New Ultraco Debt Facility was 4.15% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.26%.

For the three months ended March 31, 2019, the interest rate on the New First Lien Facility, which was repaid on January 25, 2019, ranged from 5.89% to 6.01% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 6.45%.

For the three months ended March 31, 2019, the interest rate on the Original Ultraco Debt Facility, which was repaid on January 25, 2019, was 5.28% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 6.80%.

For the three months ended March 31, 2018, interest rates on our outstanding debt under the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 8.87%. The interest rates on the New First Lien Facility ranged from 4.91% to 5.55% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.44%. The interest rates on the Original Ultraco Debt Facility was 4.64% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 5.29%.

The following table summarizes the Company’s total interest expense for:

	Three Months Ended March 31,
	2019	2018
New First Lien Facility interest	$293,545	$816,967
New Ultraco Debt Facility interest	1,458,570	—
Norwegian Bond Debt interest	4,042,500	4,125,000
Original Ultraco Debt Facility interest	362,257	799,674
Amortization of debt discount and debt issuance costs	503,716	490,095
Commitment fees on revolving credit facilities	101,415	29,333
Total Interest Expense	$6,762,003	$6,261,069

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations, excluding the impact of any future vessel sales, for the next five years.

	Norwegian Bond Debt	New Ultraco Debt Facility	Total
Nine months ending December 31, 2019	$8,000,000	$15,146,013	$23,146,013
2020	8,000,000	24,649,394	32,649,394
2021	8,000,000	26,134,297	34,134,297
2022	172,000,000	26,134,297	198,134,297
2023	—	26,134,297	26,134,297
Thereafter	—	35,241,702	35,241,702
	$196,000,000	$153,440,000	$349,440,000
Note 5. Derivative Instruments
Forward freight agreements and bunker swaps
The Company trades in forward freight agreements (“FFAs”) and bunker swaps, with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains are recognized as a component of other expense in the Condensed Consolidated Statement of Operations and Other current assets and Fair value of derivatives in the Condensed Consolidated Balance Sheets. Derivatives are considered to be Level 2 instruments in the fair value hierarchy.

The effect of non-designated derivative instruments on the condensed consolidated statements of operations is as follows:

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	2019	2018
FFAs	Other (income)/expense	$(1,170,288)	$54,934
Bunker Swaps	Other (income)/expense	(1,267,967)	45,445
Total		$(2,438,255)	$100,379

		Fair Value of Derivatives
Derivatives not designated as hedging instruments	Balance Sheet location	March 31, 2019	December 31, 2018
FFAs - Unrealized gain	Other current assets	$2,400,435	$669,240
Bunker Swaps - Unrealized gain	Other current assets	297,646	—
Bunker Swaps - Unrealized loss	Fair value of derivatives	—	(929,313)
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of March 31, 2019 and December 31, 2018, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $1.7 million and $0.8 million, respectively, which is recorded within Other current assets in the Condensed Consolidated Balance Sheets.

Note 6. Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the Condensed Consolidated Balance Sheets for interest-bearing deposits approximate their fair value due to the short-term nature thereof.
Debt—the carrying amounts of borrowings under the Norwegian Bond Debt and the New Ultraco Debt Facility (prior to application of the discount and debt issuance costs) including the Revolving Loan approximate their fair value, due to the variable interest rate nature thereof.
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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our short-term investments and debt balances under the Norwegian Bond Debt and the New Ultraco Debt Facility.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

March 31, 2019

		Fair Value
	Carrying Value	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$79,998,349	$79,998,349	$—
Liabilities
Norwegian Bond Debt (2)	190,817,726	—	196,000,000
The New Ultraco Debt Facility (3)	150,097,769	—	153,440,000
December 31, 2018

		Fair Value
	Carrying Value	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$78,163,638	$78,163,638	$—
Liabilities
Norwegian Bond Debt (2)	190,469,155	—	195,040,000
New First Lien Facility (4)	58,939,307	—	60,000,000
Original Ultraco Debt Facility (4)	81,351,115	—	82,600,000

(1) Includes non-current restricted cash aggregating $19.3 million at March 31, 2019 and $11.0 million at December 31, 2018.
(2) The fair value of the Bonds is based on the last trade on March 31, 2019 and December 21, 2018 on Bloomberg.com.
(3) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on March 31, 2019.
(4) The New First Lien Facility and the Original Ultraco Debt Facility were discharged in full at the fair value mentioned in this table on January 25, 2019 as part of the debt refinancing transaction. Please see Note 4. Debt to the condensed consolidated financial statements.

Note 7. Commitments and Contingencies
Legal Proceedings

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.
In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma) (the “OFAC Disclosure”). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company’s new Board of Directors and management have implemented robust remedial measures and significantly enhanced its compliance safeguards, there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s condensed consolidated financial condition or results of operations.

Note 8. Income Per Common Share
The computation of basic net income per share is based on the weighted average number of common shares outstanding for the three months ended March 31, 2019 and 2018. Diluted net income per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of March 31, 2019 does not include 2,750 stock awards, 348,625 stock options and 152,266 warrants, as their effect was anti-dilutive. Diluted net income per share for the three months ended March 31, 2018 does not include 2,140 stock awards, 1,402,906 stock options and 152,266 warrants, as their effect was anti-dilutive.

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$29,483	$52,745
Weighted Average Shares - Basic	71,283,301	70,452,814
Dilutive effect of stock options and restricted stock units	787,567	1,079,050
Weighted Average Shares - Diluted	72,070,868	71,531,864
Basic income per share	$—	$—
Diluted income per share	$—	$—
Note 9. Stock Incentive Plans
On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 5,348,613 shares of common stock, which may be issued under the 2016 Plan. The 2016 Plan replaced the post-emergence Management Incentive Program (the “2014 Plan”) and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired, otherwise terminated, or canceled. As of December 31, 2016, 24,644 shares of common stock were subject to outstanding awards under the 2014 Plan. Under the terms of the 2016 Plan, awards for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan to any one employee of the Company and its subsidiaries during any one calendar year, and awards in the form of options and stock appreciation rights for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan. The total number of shares of common stock with respect to which awards may be granted under the 2016 Plan to any non-employee director during any one calendar year shall not exceed 500,000, subject to adjustment as provided in the 2016 Plan. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2018 at the fair market value equivalent to the maximum statutory withholding obligation and remitted that amount in cash to the appropriate taxation authorities.
On January 2, 2019, the Company granted 781,890 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on December 31, 2018 was $3.7 million. The shares will vest in equal installments over a three year term. Additionally, the Company granted 28,200 common shares to its board of directors. The fair value of the grant based on the closing share price of December 31, 2018 was $0.1 million. The shares vested immediately. The amortization of the above grant is $0.6 million which is included in general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019.
As of March 31, 2019 and December 31, 2018, stock awards covering a total of 1,833,936 and 1,496,953 of the Company’s common shares, respectively, are outstanding under the 2014 Plan and 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.
As of March 31, 2019 and December 31, 2018, vested options covering 1,617,169 and 1,506,461 of the Company’s common shares, respectively, are outstanding with exercise prices ranging from $4.28 to $505.00 per share.
As of March 31, 2019 and December 31, 2018, unvested options covering 681,127 and 791,835 of the Company's common shares, respectively, are outstanding with exercise prices ranging from $4.28 to $5.56 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within five years from the effective date.
Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	Three Months Ended March 31,
	2019	2018
Stock awards /Stock Option Plans	$1,445,469	$3,510,911
The future compensation to be recognized for all the grants issued for the nine month period ending December 31, 2019, and the years ending December 31, 2020 and 2021 will be $3.4 million, $1.6 million and $0.4 million, respectively.
Note 10. Subsequent Events

On May 2, 2019, the Company signed a memorandum of agreement to sell the vessel Thrasher for gross proceeds of $10.1 million. The vessel is expected to be delivered to the buyers in the second quarter of 2019. The Company expects to record a gain of approximately $0.8 million in its condensed consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2019 and 2018. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2018, which were included in our Form 10-K, filed with the SEC on March 13, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax drybulk vessels in the world. Supramax drybulk vessels range in size from approximately 50,000 to 59,000 dwt and Ultramax drybulk vessels range in size from 60,000 to 65,000 dwt. Supramax and Ultramax vessels are equipped with cranes and grabs, which are used to load and discharge cargo. We provide all management services which includes strategic, commercial, operational, technical, and administrative services, to our owned fleet. We also provide transportation solutions to a diverse group of customers, including: miners, producers, traders, and end users. Typical cargoes we transport include both major bulk cargoes, such as coal, grain, and iron ore, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of March 31, 2019, we owned and operated a modern fleet of 46 Supramax/Ultramax drybulk vessels. We charter in three Ultramax vessels on a long term basis with the lease terms ranging between one to three years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/Ultramax drybulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax drybulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class vessels make them attractive to cargo interests and vessel charterers. The Company’s owned operating fleet consisted of 46 drybulk vessels, with an aggregate carrying capacity of 2,668,588 dwt with an average age of approximately 8.8 years as of March 31, 2019.
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

Business Strategy and Outlook
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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of March 31, 2019:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Jun 2019	$9,800

Canary	2009	57,809	Apr 2019	$7,750

Cape Town Eagle	2015	64,000	Jan 2020	Index linked

Cardinal	2004	55,362	May 2019	$9,000	(1)

Crane	2010	57,809	Apr 2019	Voyage

Crested Eagle	2009	55,989	May 2019	Voyage

Crowned Eagle	2008	55,940	May 2019	Voyage

Egret Bulker	2010	57,809	Apr 2019	$10,000

Fairfield Eagle	2013	63,301	Apr 2019	Voyage

Gannet Bulker	2010	57,809	Apr 2019	Voyage

Golden Eagle	2010	55,989	Apr 2019	Voyage

Goldeneye	2002	52,421	Apr 2019	$12,000

Grebe Bulker	2010	57,809	Jun 2019	$11,950

Greenwich Eagle	2013	63,301	Jun 2019	$11,200

Groton Eagle	2013	63,301	Jun 2019	$14,000

Hamburg Eagle	2014	63,334	Apr 2019	Voyage

Hawk I	2001	50,296	Nov 2019	$10,750

Ibis Bulker	2010	57,809	Apr 2019	Drydock

Imperial Eagle	2010	55,989	Apr 2019	Voyage

Jaeger	2004	52,483	Apr 2019	Voyage

Jay	2010	57,809	Apr 2019	$10,000

Kestrel I	2004	50,351	May 2019	$11,150

Kingfisher	2010	57,809	May 2019	Voyage

Madison Eagle	2013	63,301	Apr 2019	$2,962	(2)

Martin	2010	57,809	Apr 2019	$7,750

Mystic Eagle	2013	63,301	Apr 2019	Voyage

New London Eagle	2015	63,140	Apr 2019	Voyage

Nighthawk	2011	57,809	Apr 2019	$6,000

Oriole	2011	57,809	Apr 2019	$5,625	(3)

Osprey I	2002	50,206	May 2019	$15,000

Owl	2011	57,809	Apr 2019	$9,000

Petrel Bulker	2011	57,809	May 2019	$19,000

Puffin Bulker	2011	57,809	Apr 2019	$15,000

Roadrunner Bulker	2011	57,809	Apr 2019	Voyage

Rowayton Eagle	2013	63,301	Apr 2019	Voyage

Sandpiper Bulker	2011	57,809	May 2019	$10,000

Shrike	2003	53,343	May 2019	Voyage

Singapore Eagle	2017	63,386	May 2019	Voyage

Skua	2003	53,350	Apr 2019	Voyage

Southport Eagle	2013	63,301	Apr 2019	Voyage

Stamford Eagle	2016	61,530	May 2019	$16,000

Stellar Eagle	2009	55,989	Apr 2019	Drydock	(4)

Stonington Eagle	2012	63,301	Oct 2019	$11,650

Tern	2003	50,209	Nov 2019	$12,000

Thrasher	2010	53,360	Apr 2019	$5,500

Westport Eagle	2015	63,344	May 2019	$10,950

(1)	The vessel is contracted to continue the existing time charter at an increased charter rate of $10,000 after March 31, 2019.

(2)	The vessel is contracted to continue the existing time charter at an increased charter rate of $11,000 after May 4, 2019.

(3)	The vessel is contracted to continue the existing time charter at an increased charter rate of $8,000 after April 8, 2019.

(4)	The vessel is contracted to perform a time charter at a charter rate of $6,500 after the completion of drydock.

Fleet Management
The management of our fleet includes the following functions:

•	Strategic management. We locate and obtain financing and insurance for, the purchase and sale of vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. We have established an in-house technical management function to perform day-to-day operations and maintenance of our vessels.
Commercial and Strategic Management
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We have offices in Singapore and Hamburg, Germany, through which we provide round the clock management services to our owned and chartered-in fleet. We currently have 94 shore based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:

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
Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019 except for the new accounting pronouncements adopted as of January 1, 2019. Please refer to Note 2. Recent Accounting Pronouncements to the condensed consolidated financial statements for further discussion.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the value of stock-based compensation, fair value of operating lease right-of-use assets and the fair value of derivatives. Actual results could differ from those estimates.
Results of Operations for the three months ended March 31, 2019:
Fleet Data
We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended
	March 31, 2019	March 31, 2018
Ownership Days	4,160	4,312
Chartered in Days	1,036	944
Available Days	5,106	5,162
Operating Days	5,070	5,113
Fleet Utilization (%)	99.3%	99.1%
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

•
Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three months ended March 31, 2019, the Company completed drydock for three vessels and one vessel is in drydock as of March 31, 2019.

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

The following table represents Net charter hire income (a non GAAP measure) for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Revenues, net	$77,389,597	$79,370,609
Less: Voyage expenses	25,906,140	22,514,592
Less: Charter hire expenses	11,491,906	10,268,064
Net charter hire income	$39,991,551	$46,587,953

% Net charter hire income from
Time charters	51%	51%
Voyage charters	49%	49%

Revenues
Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
Net time and voyage charter revenues for the three months ended March 31, 2019 were $77.4 million compared with $79.4 million recorded in the comparable quarter in 2018. The decrease in revenue was primarily attributable to the decline in the dry bulk market resulting in lower charter rates and a decrease in available days due to lower ownership days in the current quarter resulting from the sale of two vessels, Condor and Merlin. Additionally, the Company purchased one vessel in the current quarter as well as in the comparable quarter in 2018.
Voyage Expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three months ended March 31, 2019 were $25.9 million, compared to $22.5 million in the comparable quarter in 2018. The increase was mainly attributable to an increase in bunker prices year over year.
Vessel Expenses
Vessel expenses for the three months ended March 31, 2019 were $20.1 million compared to $21.1 million in the comparable quarter in 2018. The decrease in vessel expenses was attributable to a decrease in owned days after the sale of the vessels, Condor and Merlin in the current quarter compared to the comparable period in the prior year. The ownership days for the three months ended March 31, 2019 and 2018 were 4,160 and 4,312, respectively.
We believe daily vessel operating expenses are a good measure for comparative purposes in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.
Average daily vessel operating expenses for our fleet for the three months ended March 31, 2019 and 2018 were $4,830 and $4,888, respectively.

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

Charter hire expenses
The charter hire expenses for the three months ended March 31, 2019 were $11.5 million compared to $10.3 million in the comparable quarter in 2018. The increase in charter hire expenses was principally due to an increase in the number of chartered in vessels on a short-term basis as well as the increase in the average charter hire expense per day. The total chartered in days for the three months ended March 31, 2019 were 1,036 compared to 944 for the comparable quarter in the prior year. The Company currently charters in three Ultramax vessels on a long term basis with lease terms ranging from one to three years.
Depreciation and Amortization
For the three months ended March 31, 2019 and 2018, total depreciation and amortization expense was $9.4 million and $9.3 million, respectively. Total depreciation and amortization expense for the three months ended March 31, 2019 includes $8.2 million of vessel and other fixed asset depreciation and $1.2 million relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended March 31, 2018 were $8.1 million of vessel and other fixed asset depreciation and $1.2 million of amortization of deferred drydocking costs.

The cost of all vessels is depreciated on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $300 per lightweight ton, which we believe is common in the drybulk shipping industry. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels are to be drydocked every two and a half years for vessels older than 15 years and every five years for vessels younger than 15 years, accordingly, these expenses are deferred and amortized over that period.
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
General and administrative expenses for the three months ended March 31, 2019 and 2018 were $8.4 million and $9.9 million, respectively. These general and administrative expenses include a stock-based compensation component of $1.4 million and $3.5 million for 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to decrease in stock-based compensation expense.
Interest Expense
Our interest expense for the three months ended March 31, 2019 and 2018 was $6.8 million and $6.3 million, respectively. The increase in interest expense is primarily due to an increase in our outstanding debt as a result of the purchase of two new Ultramax vessels since the first quarter of 2018 .
Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with the Norwegian Bond Debt, the New First Lien Facility and the Original Ultraco Debt Facility. For the three months ended March 31, 2019 and 2018, the amortization of debt issuance costs was $0.5 million.

Loss on debt extinguishment

On January 25, 2019, the Company repaid the outstanding debt together with accrued interest as on that date under the New First Lien Facility and Original Ultraco Debt Facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $2.3 million representing the outstanding balance of debt issuance costs as loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019.

Effects of Inflation
We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.
Liquidity and Capital Resources

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$11,941,876	$14,873,240
Net cash used in investing activities	(16,913,754)	(15,340,569)
Net cash provided by financing activities	6,806,589	2,113,919
Net increase in cash, cash equivalents and restricted cash	1,834,711	1,646,590
Cash, cash equivalents and restricted cash at beginning of period	78,163,638	56,325,961
Cash, cash equivalents and restricted cash at end of period	$79,998,349	$57,972,551

Net cash provided by operating activities during the three months ended March 31, 2019 was $11.9 million compared to $14.9 million during the three months ended March 31, 2018. The cash flows from operating activities decreased over the prior year primarily due to a decrease in the charter hire rates achieved by the Company in the current year as well as an increase in drydocking costs.
Net cash used in investing activities during the three months ended March 31, 2019 and 2018 was $16.9 million and $15.3 million, respectively. The Company purchased one Ultramax vessel for $20.4 million, out of which $2.0 million was paid as an advance as of December 31, 2018 offset by the proceeds from the sale of two vessels for $12.8 million. Additionally, the Company paid $11.2 million for the purchase and installation of scrubbers and ballast water treatment systems on our fleet. During the first quarter of 2018, the Company purchased one Ultramax vessel for $19.8 million and redeemed a short-term certificate of deposit amounting to $4.5 million. Please refer to Note 3. Vessels to the condensed consolidated financial statements.
Net cash provided by financing activities during the three months ended March 31, 2019 was $6.8 million compared with $2.1 million during the corresponding three months ended March 31, 2018. On January 25, 2019, the Company completed a debt refinancing transaction by entering into new term and revolver loan facilities under the New Ultraco Debt Facility of up to $208.4 million and repaid all outstanding debt under the Original Ultraco Debt Facility and New First Lien Facility of $82.6 million and $65.0 million, respectively. The Company paid $3.2 million as debt issuance costs to the lenders. Additionally, the Company paid $0.9 million towards shares withheld for taxes due to the vesting of restricted shares. For the three months ended March 31, 2018, the Company drew down $8.6 million under the Original Ultraco Debt Facility in connection with the purchase of one Ultramax vessel, offset by repayment of $5.0 million of the revolver loan under the New First Lien Facility. The Company paid $1.2 million of debt issuance costs on the debt facilities and $0.3 million towards shares withheld for taxes due to vesting of restricted shares.
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
New Ultraco Debt Facility
On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility, as the borrower (the "New Ultraco Debt Facility"), with the Company and certain of its indirectly vessel-owning subsidiaries, as guarantors (the “Guarantors”), the lenders party thereto, the swap banks party thereto, ABN AMRO Capital USA LLC ("ABN AMRO"), Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB ( PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, and ABNAMRO, as arranger, security trustee and facility agent. The New Ultraco Debt Facility provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility and the New First Lien Facility in full and for general corporate purposes. Subject to certain conditions set forth in the credit agreement, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. Please refer to Note 4. Debt to the condensed consolidated financial statements.

As of March 31, 2019, the availability under the revolving credit facility is $55.0 million.

Norwegian Bond Debt
On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200.0 million in aggregate principal amount of 8.250% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"), pursuant to those certain bond terms (the "Bond Terms"), dated as of November 22, 2017, by and between the Issuer and Nordic Trustee AS, as the Bond Trustee. After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds are approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction. Please refer to Note 4. Debt to the condensed consolidated financial statements.

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

As of March 31, 2019, the availability under the Super Senior Facility is $15.0 million.

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
As of March 31, 2019, our cash and cash equivalents balance was $60.7 million, compared to $67.2 million at December 31, 2018. The Company had restricted cash of $19.3 million and $11.0 million as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019, the Company’s debt consisted of $196.0 million in outstanding bonds under the Norwegian Bond Debt, net of $5.2 million of debt discount and debt issuance costs and the New Ultraco Debt Facility of $153.4 million, net of $3.3 million of debt discount and debt issuance costs.
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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the three months ended March 31, 2019, three of our vessels completed drydock and one vessel is in drydock as of March 31, 2019 and we incurred expenditures of 2.5 million. In the three months ended March 31, 2018, two vessels were drydocked and we incurred expenditures of $1.1 million.
In 2018, the Company entered into a contract for installation of ballast water treatment systems ("BWTS") on our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. In addition, the Company entered into a series of agreements to purchase up to 37 scrubbers which are to be retrofitted on the vessels. The Agreements are comprised of firm orders for 19 scrubbers and up to an additional 18 units, at the Company’s option. The projected costs, including installation, is approximately $2.2 million per scrubber system. The Company intends to complete the retrofit of a majority of 37 vessels prior to the January 1, 2020 implementation date of the new sulphur emission cap regulation, as set forth by the International Maritime Organization (“IMO”). The Company recorded $26.0 million of scrubber system costs and $1.9 million for ballast water treatment systems in other assets in the Condensed Consolidated Balance Sheet as of March 31, 2019.

The following table represents certain information about the estimated costs for anticipated vessel drydockings, Ballast water treatment systems ("BWTS"), and Scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs(2) (in millions)
Quarter Ending	Off-hire Days(1)	BWTS	Scrubbers	Drydocks
June 30, 2019	177	$2.5	$24.1	$1.8
September 30, 2019	162	$3.4	$16.6	$2.3
December 31, 2019	246	$2.6	$12.9	$5.1
March 31, 2020	31	$1.5	$3.8	$0.8

(1) Actual duration of off-hire days will vary based on the condition of the vessel, yard schedules and other factors.
(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Other Contingencies
We refer you to Note 7. Commitments and Contingencies to our condensed consolidated financial statements for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019.
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
As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 7. Commitments and Contingencies to the condensed consolidated financial statements and is incorporated by reference herein.
ITEM 1A – RISK FACTORS
There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019. The risks described in the Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
None.
Item 6 – Exhibits
EXHIBIT INDEX

10.1
Credit Agreement, dated January 25, 2019, made by and among Eagle Bulk Ultraco LLC, as borrower, the initial guarantors, as guarantors, Eagle Bulk Shipping Inc., as parent and guarantor, the lenders thereto, the swap banks party thereto., ABN AMRO Capital USA LLC, Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB (PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, ABN AMRO Capital USA LLC, as arranger, ABN AMRO Capital USA LLC, as security trustee and ABN AMRO Capital USA LLC, as facility agent; incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Eagle Bulk Shipping, Inc.; filed with the SEC on March 13, 2019; File NO. 001-33831.

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*
The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i)Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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
Date: May 8, 2019
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: May 8, 2019