Form 10-Q
period 2019-06-30
Eagle Bulk Shipping Inc.
filed 2019-08-06
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Number of shares of registrant’s common stock outstanding as of August 5, 2019: 73,155,647
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
Securities registered pursuant to Section 12(b) of the Act:

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the period ended June 30, 2019 (the "Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) changes in demand in the drybulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of drybulk vessel newbuilding orders or lower than anticipated rates of drybulk vessel scrapping; (iii) changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union or by individual countries; (iv) actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (v) changes in trading patterns significantly impacting overall drybulk tonnage requirements; (vi) changes in the typical seasonal variations in drybulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) significant deteriorations in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures; and (xi) the outcome of legal proceeding in which we are involved; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). This discussion also includes statistical data regarding world drybulk fleet and orderbook and fleet age. We generated some of this data internally. Some of this data was obtained from independent industry publications and reports that we believe to be reliable sources, and we have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I: FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$38,598,904	$67,209,753
Accounts receivable, net of a reserve of $1,754,604 and $2,073,616, respectively	17,736,491	19,785,582
Prepaid expenses	3,978,119	4,635,879
Inventories	12,994,459	16,137,785
Vessels held for sale	—	8,458,444
Other current assets	2,435,994	2,246,740
Total current assets	75,743,967	118,474,183
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $135,392,581 and $124,907,998, respectively	678,421,137	682,944,936
Advance for vessel purchase	—	2,040,000
Operating lease right-of-use assets	22,462,057	—
Other fixed assets, net of accumulated depreciation of $655,102 and $547,452, respectively	768,078	692,803
Restricted cash	26,863,979	10,953,885
Deferred drydock costs, net	13,591,833	12,186,356
Deferred financing costs - Super Senior Facility	194,864	285,342
Other assets	45,712,265	18,631,655
Total noncurrent assets	788,014,213	727,734,977
Total assets	$863,758,180	$846,209,160
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,196,328	$14,161,169
Accrued interest	2,759,451	1,735,631
Other accrued liabilities	20,502,093	10,064,017
Fair value of derivatives	65,850	929,313
Current portion of operating lease liabilities	12,155,767	—
Unearned charter hire revenue	2,430,654	6,926,839
Current portion of long-term debt	29,679,587	29,176,230
Total current liabilities	73,789,730	62,993,199
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	179,151,901	182,469,155
New First Lien Facility, net of debt discount and debt issuance costs	—	48,189,307
Original Ultraco Debt Facility, net of debt discount and debt issuance costs	—	70,924,885
New Ultraco Debt Facility, net of debt issuance costs	123,589,834	—
Operating lease liabilities	11,788,557	—
Other liabilities	—	208,651
Fair value below contract value of time charters acquired	—	1,818,114
Total noncurrent liabilities	314,530,292	303,610,112
Total liabilities	388,320,022	366,603,311
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of June 30, 2019 and December 31, 2018	—	—
Common stock, $.01 par value, 700,000,000 shares authorized, 71,348,524 and 71,055,400 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	713,485	710,555
Additional paid-in capital	896,064,585	894,272,533
Accumulated deficit	(421,339,912)	(415,377,239)
Total stockholders' equity	475,438,158	479,605,849
Total liabilities and stockholders' equity	$863,758,180	$846,209,160

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues, net	$69,391,315	$74,938,700	$146,780,912	$154,309,309

Voyage expenses	20,907,155	17,204,964	46,813,295	39,719,556
Vessel expenses	19,958,408	20,577,116	40,052,114	41,655,773
Charter hire expenses	11,179,480	10,108,258	22,671,386	20,376,322
Depreciation and amortization	9,761,322	9,272,460	19,168,430	18,548,875
General and administrative expenses	8,040,811	8,895,505	16,450,730	18,809,469
Gain on sale of vessels	(966,802)	(105,073)	(5,073,349)	(105,073)
Total operating expenses	68,880,374	65,953,230	140,082,606	139,004,922
Operating income	510,941	8,985,470	6,698,306	15,304,387
Interest expense	6,733,156	6,387,011	13,495,159	12,648,080
Interest income	(393,164)	(111,952)	(827,482)	(207,228)
Loss on debt extinguishment	—	—	2,268,452	—
Other expense/(income)	163,105	(740,356)	(2,275,150)	(639,977)
Total other expense, net	6,503,097	5,534,703	12,660,979	11,800,875
Net (loss)/income	$(5,992,156)	$3,450,767	$(5,962,673)	$3,503,512

Weighted average shares outstanding:
Basic	71,348,524	70,515,320	71,316,093	70,484,240
Diluted	71,348,524	72,086,980	71,316,093	71,560,775

Per share amounts:
Basic net (loss)/income	$(0.08)	$0.05	$(0.08)	$0.05
Diluted net (loss)/income	$(0.08)	$0.05	$(0.08)	$0.05

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss)/Income
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net (loss)/income	$(5,992,156)	$3,450,767	$(5,962,673)	$3,503,512

Comprehensive (loss)/income	$(5,992,156)	$3,450,767	$(5,962,673)	$3,503,512

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	71,055,400	$710,555	$894,272,533	$(415,377,239)	$479,605,849
Net income	—	—	—	29,483	29,483
Issuance of shares due to vesting of restricted shares	293,011	2,929	(2,929)	—	—
Cash used to settle net share equity awards	—	—	(877,161)	—	(877,161)
Stock-based compensation	—	—	1,445,469	—	1,445,469
Balance at March 31, 2019	71,348,411	713,484	894,837,912	(415,347,756)	480,203,640
Net loss	—	—	—	(5,992,156)	(5,992,156)
Issuance of shares due to vesting of restricted shares	113	1	(1)	—	—
Cash used to settle net share equity awards	—	—	(536)	—	(536)
Stock-based compensation	—	—	1,227,210	—	1,227,210
Balance at June 30, 2019	71,348,524	$713,485	$896,064,585	$(421,339,912)	$475,438,158

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	70,394,307	$703,944	$887,625,902	$(427,164,813)	$461,165,033
Cumulative effect of accounting change*	—	—	—	(787,110)	(787,110)
Net income	—	—	—	52,745	52,745
Issuance of shares due to vesting of restricted shares	120,711	1,207	(1,207)	—	—
Cash used to settle net share equity awards	—	—	(254,146)	—	(254,146)
Stock-based compensation	—	—	3,510,911	—	3,510,911
Balance at March 31, 2018	70,515,018	705,151	890,881,460	(427,899,178)	463,687,433
Net income	—	—	—	3,450,767	3,450,767
Issuance of shares due to vesting of restricted shares and exercise of options	1,448	14	4,851	—	4,865
Cash used to settle net share equity awards	—	—	(968)	—	(968)
Stock-based compensation	—	—	2,409,599	—	2,409,599
Balance at June 30, 2018	70,516,466	$705,165	$893,294,942	$(424,448,411)	$469,551,696

* The opening accumulated deficit was adjusted on January 1, 2018 in connection with adoption of Accounting Standards Update 2014-09, revenue from contracts with customers ("ASC 606").

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net (loss)/income	$(5,962,673)	$3,503,512
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	16,434,359	16,049,334
Amortization of operating lease right-of-use asset	6,242,947	—
Amortization of deferred drydocking costs	2,734,071	2,499,541
Amortization of debt discount and debt issuance costs	1,128,929	970,352
Amortization of fair value below contract value of time charter acquired	—	(340,950)
Loss on debt extinguishment	2,268,452	—
Gain on sale of vessels	(5,073,349)	(105,073)
Net unrealized gain on fair value of derivatives	(1,951,420)	(234,988)
Stock-based compensation expense	2,672,679	5,920,510
Drydocking expenditures	(4,506,257)	(4,632,000)
Changes in operating assets and liabilities:
Accounts payable	(4,411,836)	652,934
Accounts receivable	747,545	4,173,849
Accrued interest	1,023,820	(57,037)
Inventories	3,143,326	2,201,681
Operating lease liabilities short and long-term	(6,616,844)	—
Other current and non-current assets	885,451	(333,715)
Other accrued liabilities and other liabilities	3,540,176	(3,332,732)
Prepaid expenses	657,760	213,117
Unearned revenue	(4,496,185)	(2,360,838)
Net cash provided by operating activities	8,460,951	24,787,497

Cash flows from investing activities:
Purchase of vessel and vessel improvements	(18,477,740)	(20,301,806)
Proceeds from redemption of short-term investment	—	4,500,000
Proceeds from sale of vessels	22,631,367	9,719,013
Proceeds from hull and machinery insurance claims	1,301,546	—
Purchase of other fixed assets	(200,959)	(50,933)
Purchase of scrubbers and ballast water systems	(23,893,065)	—
Net cash used in investing activities	(18,638,851)	(6,133,726)

Cash flows from financing activities:
Repayment of revolver loan under New First Lien Facility	(5,000,000)	(5,000,000)
Proceeds from the revolver loan under New First Lien Facility	5,000,000	—
Proceeds from Original Ultraco Debt Facility	—	8,600,000
Repayment of Original Ultraco Debt Facility	(82,600,000)	—
Repayment of Norwegian Bond Debt	(4,000,000)	—
Repayment of term loan under New Ultraco Debt Facility	(5,048,671)	—
Proceeds from New Ultraco Debt Facility	153,440,000	—
Repayment of New First Lien Facility - term loan	(60,000,000)	—

Debt issuance costs paid to lenders on New Ultraco Debt Facility	(3,156,250)	—
Cash used to settle net share equity awards	(877,697)	(255,114)
Cash received from exercise of stock options	—	4,865
Other financing costs	(280,237)	(1,373,449)
Net cash (used in)/provided by financing activities	(2,522,855)	1,976,302

Net (decrease)/increase in cash, cash equivalents and restricted cash	(12,700,755)	20,630,073
Cash, cash equivalents and restricted cash at beginning of period	78,163,638	56,325,961
Cash, cash equivalents and restricted cash at end of period	$65,462,883	$76,956,034
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$11,028,514	$11,734,765
Accruals for Scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$8,976,160	$—

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
As of June 30, 2019, the Company owned and operated a modern fleet of 45 oceangoing vessels, including 31 Supramax and 14 Ultramax vessels with a combined carrying capacity of 2,615,519 deadweight tonnage ("dwt") and an average age of approximately 9.0 years. Additionally, the Company charters-in three 61,400 dwt, 2013 built Ultramax vessels for an average remaining period of approximately two years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
For the three and six months ended June 30, 2019 and 2018, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
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

The transition guidance associated with ASC 842 allows for certain practical expedients to the lessors. The Company elected not to separate the lease and non-lease components included in the time charter revenue because the pattern of revenue recognition for the lease and non-lease components (included in the daily hire rate) is the same. The daily hire rate represents the hire rate for a bare boat charter as well as the compensation for expenses incurred running the vessel such as crewing expense, repairs, insurance, maintenance and lubes. Both the lease and non-lease components are earned by passage of time.

The adoption of ASC 842 did not materially impact our accounting for time charter out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of revenues, net in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018.

Time charter in contracts

The Company charters in vessels to supplement our own fleet and employs them both on time charters and voyage charters. The time charter in contracts range in lease terms from 30 days to 2 years. The Company elected the practical expedient of ASC 842 that allows for time charter in contracts with an initial lease term of less than 12 months to be excluded from the operating lease right-of-use assets and lease liabilities recognized on our Condensed Consolidated Balance Sheet as of January 1, 2019. The Company recognized the operating lease right-of-use assets and the corresponding lease liabilities on the Condensed Consolidated Balance sheet for time charter in contracts greater than 12 months on the date of adoption of ASC 842. The Company will continue to recognize the lease payments for all operating leases as charter hire expenses on the condensed consolidated statements of operations on a straight-line basis over the lease term.

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

The Company has time charter in contracts for three Ultramax vessels which are greater than 12 months as of the date of adoption of ASC 842. A brief description of each of these contracts is below:

(i) The Company entered into an agreement effective April 28, 2017, to charter in a 61,400 dwt, 2013 built Japanese vessel for approximately four years with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. The Company determined that it will not exercise the existing options under this contract and therefore the options are not included in the calculation of the operating lease right-of-use asset. In addition, the Company’s fair value below contract value of time charters acquired of $1.8 million as of December 31, 2018, which related to the unamortized value of a prior charter with the same counterparty that had been recorded at the time of the Company’s emergence from bankruptcy, was offset against the corresponding right of use asset on this lease as of January 1, 2019.

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
Office leases

On October 15, 2015, the Company entered into a new commercial lease agreement as a subtenant for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by a letter of credit backed by cash collateral of $74,917 and is recorded as restricted cash in the accompanying condensed consolidated balance sheets. In November 2018, the Company entered into a lease office agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. The Company determined the two office leases to be operating leases and records the lease expense as part of General and administrative expenses in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019 and 2018.
Adoption of ASC 842
The Company adopted ASC 842 on January 1, 2019, which resulted in the recognition of operating lease right-of-use assets of $28.7 million and related lease liabilities for operating leases of $30.5 million in Total Assets and Total Liabilities, respectively, on our Condensed Consolidated Balance Sheet on January 1, 2019.

In connection with its adoption of ASC 842, the Company elected the "package of 3" practical expedients permitted under the transition guidance, which exempts the Company from reassessing:

•	whether any expired or existing contracts are or contain leases.

•	any expired or existing lease classifications.

•	initial direct costs for any existing leases.

Additionally, the Company elected, consistent with the practical expedient allowed under the transition guidance of ASC 842 to not separate the lease and non-lease components related to a lease contract and to account for them instead as a single lease component for the purposes of the recognition and measurement requirements of ASC 842.

The Company elected not to use the practical expedient of hindsight in determining the lease term and in assessing the impairment of the Company's operating lease right-of-use assets.

Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP (“prior GAAP”). Because both ASC 842 and prior GAAP generally recognize operating lease expenses on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, there were no material differences between the timing and amount of lease expenses recognized under the two accounting methodologies during the three and six months ended June 30, 2019 and 2018.

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

Operating lease right-of-use assets and lease liabilities as of June 30, 2019 and January 1, 2019 are as follows:

Description	Location in Balance Sheet	June 30, 2019	January 1, 2019 **
Assets:
Chartered-in contracts greater than 12 months *	Operating lease right-of-use assets	$20,194,474	$26,144,409
Office leases	Operating lease right-of-use assets	2,267,583	2,560,593
		$22,462,057	$28,705,002
Liabilities :
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$11,547,210	$13,802,149
Office leases	Current portion of operating lease liabilities	608,557	693,203
		$12,155,767	$14,495,352

Chartered-in contracts greater than 12 months	Operating lease liabilities	$10,129,531	$14,160,374
Office leases	Operating lease liabilities	1,659,026	1,867,390
		$11,788,557	$16,027,764

* The Company netted $1.8 million, which was previously recorded as fair value on time charters acquired in the Condensed Consolidated Balance Sheet as of December 31, 2018 against the Operating lease right-of-use asset upon adoption of ASC 842 on January 1, 2019.

** The Operating lease right-of-use asset and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 5.05% to 6.08%. The weighted average discount rate used to calculate the lease liability was 5.49%.

The table below presents the components of the Company’s lease expenses and sub-lease income on a gross basis earned from chartered-in contracts greater than 12 months for the three and six months ended June 30, 2019:

Description	Location in Statement of Operations	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$7,684,182	$16,044,965
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	3,495,298	6,626,421
		$11,179,480	$22,671,386

Lease expense for office leases	General and administrative expenses	$177,356	$355,356

Sub lease income from chartered-in contracts greater than 12 months *	Revenues, net	$2,759,065	$5,841,817

* The sub-lease income represents only time charter revenue earned on the chartered-in contracts greater than 12 months. There is additional revenue of $0.2 million and $1.0 million, respectively, earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Statement of Operations in the condensed consolidated financial statements for the three and six months ended June 30, 2019. Additionally, there is revenue earned from time charters from chartered-in contracts less than 12 months which is included in Revenues, net in our Statement of Operations for the three and six months ended June 30, 2019.

The cash paid for operating leases with terms greater than 12 months is $3.7 million and $7.4 million for the three and six months ended June 30, 2019, respectively.

The Company did not enter into any operating leases greater than 12 months for the three and six months ended June 30, 2019.

The weighted average remaining lease term on our chartered-in contracts greater than 12 months is 25.3 months.

The table below provides the total amount of lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of June 30, 2019:

Year	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases

Discount rate upon adoption	5.37%	5.80%	5.48%

Six months ending December 31, 2019	$7,070,784	$364,341	$7,435,125
2020	9,867,731	733,874	10,601,605
2021	5,825,710	700,257	6,525,967
2022	—	483,048	483,048
2023	—	244,878	244,878
	$22,764,225	$2,526,398	$25,290,623

Present value of lease liability	$21,676,741	$2,267,583	$23,944,324

Lease liabilities - short term	$11,547,210	$608,557	$12,155,767
Lease liabilities - long term	10,129,531	1,659,026	11,788,557
Total lease liabilities	$21,676,741	$2,267,583	$23,944,324

Discount based on incremental borrowing rate	$1,087,484	$258,815	$1,346,299

The future minimum commitments under the leases for office space as of December 31, 2018 are as follows:

2019	$714,794
2020	728,212
2021	707,630
2022	483,048
2023	244,878
Total	$2,878,562

The office rent expense was $188,048 and $340,470 for the three and six months ended June 30, 2018, respectively.

Revenue recognition

Voyage charters
In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The voyage charter party generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any delays that exceed the agreed to laytime at the ports visited, with the amounts recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime which is known as despatch and results in a reduction of revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The Company determined that its voyage charter contracts consist of a single performance obligation of transporting the cargo within a specified time period. Therefore, the performance obligation is met evenly as the voyage progresses, and the revenue is recognized on a straight- line basis over the voyage days from the commencement of the loading of cargo to completion of discharge.
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three and six months ended June 30, 2019 and 2018 is not material.
The Company recognized $5.2 million and $6.9 million, respectively, of revenue for the three and six months ended June 30, 2019 relating to performance obligations satisfied in prior periods.
The following table shows the revenues earned from time charters and voyage charters for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Time charters	$32,138,075	$37,355,472	$59,642,266	$66,678,691
Voyage charters	37,253,240	37,583,228	87,138,646	87,630,618
	$69,391,315	$74,938,700	$146,780,912	$154,309,309
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of June 30, 2019, the Company recognized $0.2 million of deferred costs which represents bunker expenses and charter-hire expenses incurred prior to commencement of loading. These costs, are recorded in Other current assets on the Condensed Consolidated Balance Sheet.
Accounting standards issued but not yet adopted

The FASB has issued accounting standards that have not yet become effective and may impact the Company’s condensed consolidated financial statements or related disclosures in future periods. These standards and their potential impact are discussed below:

Fair Value Measurement Disclosures — In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU No. 2018-13"). ASU No. 2018-13, which is part of the FASB's broader disclosure framework project to modify and supplement the current U.S. GAAP disclosure requirements that pertain to fair value measurements, with an emphasis on Level 3 disclosures of the valuation hierarchy. ASU No. 2018-13 is effective on January 1, 2020, with early adoption permitted. The adoption of ASU No. 2018-13 is currently not expected to have a material impact on the Company's condensed consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU No. 2016-13"). ASU No. 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU No. 2016-13 is effective on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of the adoption of the accounting standard on its condensed consolidated financial statements.

The FASB continues to work on a number of other significant accounting standards, which if issued, could materially impact the Company's accounting policies and disclosures in future periods. As these standards have not yet been issued, the effective dates and potential impacts are unknown.

Note 3. Vessels
Vessel and Vessel Improvements
As of June 30, 2019, the Company’s owned operating fleet consisted of 45 drybulk vessels.
On May 2, 2019, the Company signed a memorandum of agreement to sell the vessel Thrasher for $9.8 million, after broker commissions and associated selling expenses. The vessel was delivered to the buyer in the second quarter of 2019. The Company recorded a gain of approximately $1.0 million in its condensed consolidated statements of operations for the three and six months ended June 30, 2019.

On January 4, 2019, the Company signed a memorandum of agreement to sell the vessel Merlin, a 2001 built Supramax, for $6.1 million, after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in the first quarter of 2019. The Company recorded a gain of approximately $1.9 million in its condensed consolidated statements of operations for the six months ended June 30, 2019.
On December 21, 2018, the Company signed a memorandum of agreement to acquire a 2015 built Ultramax vessel for $20.4 million and paid a deposit of $2.0 million in 2018. The Company took delivery of the vessel, the Cape Town Eagle, on January 11, 2019.

On December 13, 2018, the Company signed a memorandum of agreement to sell the vessel Condor, a 2001 built Supramax, for $6.1 million, after brokerage commissions and associated selling expenses. The vessel was delivered to the buyer in the first quarter of 2019. The Company recorded a gain of $2.2 million in its condensed consolidated statements of operations for the six months ended June 30, 2019.
On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 Scrubbers, which are to be fitted on the Company's vessels. The agreements are comprised of firm orders for 19 Scrubbers and up to an additional 18 units, at the Company’s option. On November 20, 2018, the Company announced that it had exercised its option to purchase 15 of the 18 optional Scrubbers, and on January 23, 2019, the Company announced that it had exercised the remaining three options. The projected costs, including installation, is approximately $2.2 million per scrubber system. The Company intends to complete the installation of a majority of the 37 Scrubbers prior to January 1, 2020, which is the implementation date of the new sulphur emission cap regulation, as set forth by the International Maritime Organization (“IMO”). The Company recorded $41.8 million of scrubber system costs in Other assets in the Condensed Consolidated Balance Sheet as of June 30, 2019.

On August 14, 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on all of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company recorded $3.2 million for BWTS in Other assets in the Condensed Consolidated Balance Sheet as of June 30, 2019.
Vessel and vessel improvements consist of the following:

Vessels and vessel improvements, at December 31, 2018	$682,944,936
Advance paid for purchase of Cape Town Eagle at December 31, 2018	2,040,000
Purchase of Vessels and Vessel Improvements	18,477,740
Sale of vessel	(8,732,865)
Vessel depreciation expense	(16,308,674)
Vessels and vessel improvements, at June 30, 2019	$678,421,137

Note 4. Debt

	June 30, 2019	December 31, 2018
Norwegian Bond Debt	$192,000,000	$196,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(4,848,099)	(5,530,845)
Less: Current Portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	179,151,901	182,469,155
New Ultraco Debt Facility	148,391,329	—
Debt issuance costs - New Ultraco Debt Facility	(3,121,908)	—
Less: Current Portion - New Ultraco Debt Facility	(21,679,587)	—
New Ultraco Debt Facility, net of debt discount and debt issuance costs	123,589,834	—
New First Lien Facility	—	60,000,000
Debt discount and debt issuance costs - New First Lien Facility	—	(1,060,693)
Less: Current Portion - New First Lien Facility	—	(10,750,000)
New First Lien Facility, net of debt discount and debt issuance costs	—	48,189,307
Original Ultraco Debt Facility	—	82,600,000
Debt discount and debt issuance costs - Original Ultraco Debt Facility	—	(1,248,885)
Less: Current portion - Original Ultraco Debt Facility	—	(10,426,230)
Original Ultraco Debt Facility, net of debt discount and debt issuance costs	—	70,924,885
Total long-term debt	$302,741,735	$301,583,347
New Ultraco Debt Facility

On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility, as the borrower (the "New Ultraco Debt Facility"), with the Company and certain of its indirect vessel-owning subsidiaries, as guarantors (the “Guarantors”), the lenders party thereto, the swap banks party thereto, ABN AMRO Capital USA LLC ("ABN AMRO"), Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB ( PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, and ABNAMRO, as arranger, security trustee and facility agent. The New Ultraco Debt Facility provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility (as defined below) and the New First Lien Facility (as defined below) in full and for general corporate purposes. Subject to certain conditions set forth in the credit agreement, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

The New Ultraco Debt Facility matures on the earlier of (i) five years from the initial borrowing date and (ii) February 15, 2024 (the “Maturity Date”). Pursuant to the terms of the facility, Ultraco must repay the aggregate principal amount of $5.1 million in quarterly installments for the first year and $6.5 million in quarterly installments from the second year until the Maturity Date. Additionally, there are semi-annual catch up amortization payments from excess cash flow with a maximum cumulative payable of $4.6 million, with a final balloon payment of all remaining outstanding debt to be made on the Maturity Date.

Accrued interest on amounts outstanding under the New Ultraco Debt Facility must be paid on the last day of each applicable interest period. Interest periods are for three months, six months or any other period agreed to between Ultraco and the Lenders. Ultraco must prepay certain specified amounts outstanding under the credit agreement if an Ultraco Vessel (as defined below) is sold or becomes a total loss or if there is a change of control with respect to the Company, Ultraco or any Guarantor.

Ultraco’s obligations under the New Ultraco Debt Facility are secured by, among other items, a first priority mortgage on 21 vessels owned by the Guarantors as identified in the credit agreement and such other vessels that it may from time to time include with the approval of the Lenders (the “Ultraco Vessels”), an assignment of certain accounts, an assignment of certain charters with terms that exceeds 12 months, an assignment of insurances, an assignment of certain master agreements, and a pledge of the membership interests of Ultraco and each Guarantor. In the future, Ultraco or the Guarantors may grant additional security to the Lenders from time to time.

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco (as defined below) and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the credit agreement requires the Company, on a consolidated basis, excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The credit agreement also imposes operating restrictions on Ultraco and the Guarantors, including limiting Ultraco’s and the Guarantors’ ability to, among other things: incur additional indebtedness; create liens on assets; sell assets; dissolve or liquidate; merge or consolidate with another person; make investments; engage in transactions with affiliates; and allow certain changes of control to occur. The credit agreement allows for the Company to pay dividends upon satisfaction of certain conditions set forth in the credit agreement. The Company is in compliance with its financial covenants as of June 30, 2019.

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

Norwegian Bond Debt

On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200,000,000 in aggregate principal amount of 8.250% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"), pursuant to those certain bond terms (the "Bond Terms"), dated as of November 22, 2017, by and between the Issuer and Nordic Trustee AS, as the Bond Trustee. After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds were approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding, including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction.

The Norwegian Bond Debt is guaranteed by the limited liability companies that are subsidiaries of the Issuer and the legal and beneficial owners of 24 security vessels (the "Shipco Vessels") in the Company’s fleet, and are secured by mortgages over such security vessels, a pledge granted by the Company over all of the shares of the Issuer, a pledge granted by the Issuer over all the shares in the Vessel Owners (as defined in the Bond Terms), certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and the Issuer or its subsidiaries.

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

The Bond Terms contain certain financial covenants that the Issuer’s leverage ratio, defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels, must not exceed 75.0% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Shipco is in compliance with its financial covenants as of June 30, 2019.

During the first half of 2019, the Company sold three vessels, Thrasher, Condor and Merlin, for combined net proceeds of $22.6 million. Additionally, the Company sold one vessel, Thrush, in 2018 for net proceeds of $10.8 million. Pursuant to the Bond Terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco. As a result, the Company recorded the proceeds from the sale of these vessels as restricted cash in the Condensed Consolidated Balance Sheet.

On November 6, 2018, the Company received approval for an amendment to the Bond Terms to allow for the proceeds from the sale of the Shipco Vessels for partial financing of Scrubbers. As of June 30, 2019, the Company used $6.7 million of proceeds received from sale of Shipco Vessels for financing of Scrubbers.

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

The Bond Terms also contain certain exceptions and qualifications that limit the Company’s and the Issuer’s ability and the ability of the Issuer’s subsidiaries to, among other things, do the following: make distributions; carry out any merger, other business combination, demerger or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact with affiliates; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; dispose of shares of Vessel Owners; or acquire the Bonds.

The Bonds were listed for trading on the Oslo Stock Exchange on May 15, 2018.

Super Senior Facility

On December 8, 2017, Shipco entered into the Super Senior Revolving Facility Agreement (the "Super Senior Facility"), by and among Shipco as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent, which provides for a revolving credit facility in an aggregate amount of up to $15.0 million. The proceeds of the Super Senior Facility, which are currently undrawn, are expected, pursuant to the terms of the Super Senior Facility, to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries. The Super Senior Facility matures on August 28, 2022. Shipco incurred $0.2 million as other financing costs in connection with the transaction, which was recorded as deferred financing costs on the Condensed Consolidated Balance Sheet at June 30, 2019.

As of June 30, 2019, the availability under the Super Senior Facility is $15.0 million.

The outstanding borrowings under the Super Senior Facility bear interest at LIBOR plus 2.00% per annum and commitment fees of 40% of the applicable margin on the undrawn portion of the facility. For each loan that is requested under the Super Senior Facility, Shipco must repay such loan along with accrued interest on the last day of each interest period relating to the loan. Interest periods are for three months, six months or any other period agreed to between Shipco and the Super Senior Facility Agent. Additionally, subject to the other terms of the Super Senior Facility, amounts repaid on the last day of each interest period may be re-borrowed.

Shipco’s obligations under the Super Senior Facility are guaranteed by the limited liability companies that are subsidiaries of Shipco and the legal and beneficial owners of 24 vessels in the Company’s fleet (the “Eagle Shipco Vessel Owners”), and will be secured by mortgages over such vessels, a pledge granted by the Company over all of the shares of Shipco, a pledge granted by Shipco over all the shares in the Eagle Shipco Vessel Owners, certain charter contract assignments, certain assignments of earnings, a pledge over certain accounts, an assignment of insurances covering security vessels, and assignments of intra-group debt between the Company and Shipco or its subsidiaries. The Super Senior Facility ranks super senior to the Bonds with respect to any proceeds from any enforcement action relating to security or guarantees for both the Super Senior Facility and the Bonds.

The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, limit Shipco’s and its subsidiaries’ ability to, among other things, do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants as of June 30, 2019.

The Super Senior Facility also contains certain events of default customary for transactions of this type, including, but not limited to: a failure to pay principal or interest; a breach of covenants, representation or warranty; a cross default to other indebtedness; the occurrence of certain bankruptcy and insolvency events; the cessation of business; the impossibility or unlawfulness of performance of the finance documents for the Super Senior Facility; and the occurrence of a material adverse effect.

New First Lien Facility

On December 8, 2017, Eagle Shipping LLC, a wholly-owned subsidiary of the Company ("Eagle Shipping") entered into a credit agreement (the "New First Lien Facility"), which provided for (i) a term loan facility in an aggregate principal amount of up to $60.0 million (the “Term Loan”) and (ii) a revolving credit facility in an aggregate principal amount of up to $5.0 million (the “Revolving Loan”). Outstanding borrowings under the New First Lien Facility bore interest at LIBOR plus 3.50% per annum. Eagle Shipping paid $1.0 million to the lenders and incurred $0.4 million of other financing costs in connection with the transaction.

On January 25, 2019, the Company repaid the outstanding balances of the Term Loan and the Revolving Loan together with accrued interest as of that date and discharged the debt under the New First Lien Facility in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.1 million representing the outstanding balance of debt issuance costs as loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2019.

Original Ultraco Debt Facility

On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Original Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”), and certain lenders thereto.

On January 25, 2019, the Company repaid the outstanding balance of the Original Ultraco Debt facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.2 million representing the outstanding balance of debt issuance costs as loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2019.

Interest Rates

2019

For the three and six months ended June 30, 2019, the interest rate on the New First Lien Facility, which was repaid on January 25, 2019, ranged from 5.89% to 6.01% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 6.45%.

For the three months ended June 30, 2019, the interest rate on the New Ultraco Debt Facility ranged from 5.09% to 5.26% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 5.62%.

For the six months ended June 30, 2019, the interest rate on the New Ultraco Debt Facility ranged from 4.15% to 5.26% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 4.85%.

For the three and six months ended June 30, 2019, the interest rate on the Original Ultraco Debt Facility, which was repaid on January 25, 2019, was 5.28% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 6.80%.

For the three and six months ended June 30, 2019, interest rates on our outstanding debt under the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 8.79%. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

2018

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

For the three months ended June 30, 2018, the interest rate on the Original Ultraco Debt Facility was 5.25% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 5.83%.

For the six months ended June 30, 2018, the interest rates on the Original Ultraco Debt Facility ranged from 4.64% to 5.25% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 5.56%.

The following table summarizes the Company’s total interest expense for:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New First Lien Facility interest	$—	$859,229	$293,545	$1,676,193
New Ultraco Debt Facility interest	1,882,295	—	3,340,865	—
Norwegian Bond Debt interest	4,013,167	4,079,166	8,055,667	8,204,167
Original Ultraco Debt Facility interest	—	938,026	362,257	1,737,701
Amortization of debt discount and debt issuance costs	625,213	480,257	1,128,929	970,352
Commitment fees on revolving credit facilities	212,481	30,333	313,896	59,667
Total Interest Expense	$6,733,156	$6,387,011	$13,495,159	$12,648,080

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations, excluding the impact of any future vessel sales, for the next five years.

	Norwegian Bond Debt	New Ultraco Debt Facility	Total
Six months ending December 31, 2019	$4,000,000	$10,097,342	$14,097,342
2020	8,000,000	24,649,394	32,649,394
2021	8,000,000	26,134,297	34,134,297
2022	172,000,000	26,134,297	198,134,297
2023	—	26,134,297	26,134,297
Thereafter	—	35,241,702	35,241,702
	$192,000,000	$148,391,329	$340,391,329

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

The effect of non-designated derivative instruments on the condensed consolidated statements of operations and balance sheets is as follows:

		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as hedging instruments	Location of loss/(gain) recognized	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
FFAs	Other expense/(income)	$39,296	$36,625	$(1,130,993)	$82,432
Bunker Swaps	Other expense/(income)	123,809	(776,981)	(1,144,157)	(722,409)
Total		$163,105	$(740,356)	$(2,275,150)	$(639,977)

Derivatives not designated as hedging instruments	Balance Sheet location	June 30, 2019	December 31, 2018
FFAs - Unrealized gain	Other current assets	$1,545,840	$669,240
Bunker Swaps - Unrealized gain	Other current assets	211,357	—
Bunker Swaps - Unrealized loss	Fair value of derivatives	65,850	929,313
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of June 30, 2019 and December 31, 2018, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $1.5 million and $0.8 million, respectively, which is recorded within Other current assets in the Condensed Consolidated Balance Sheets.

Note 6. Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the Condensed Consolidated Balance Sheets for interest-bearing deposits approximate their fair value due to the short-term nature thereof.
Debt—the carrying amounts of borrowings under the Norwegian Bond Debt and the New Ultraco Debt Facility (prior to application of the discount and debt issuance costs) including the Revolving Loan, approximate their fair value, due to the variable interest rate nature thereof.
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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

June 30, 2019

		Fair Value
	Carrying Value	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$65,462,883	$65,462,883	$—
Liabilities
Norwegian Bond Debt (2)	187,151,901	—	192,240,000
New Ultraco Debt Facility (3)	145,269,421	—	148,391,329
December 31, 2018

		Fair Value
	Carrying Value	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$78,163,638	$78,163,638	$—
Liabilities
Norwegian Bond Debt (2)	190,469,155	—	195,040,000
New First Lien Facility (4)	58,939,307	—	60,000,000
Original Ultraco Debt Facility (4)	81,351,115	—	82,600,000

(1) Includes non-current restricted cash aggregating $26.9 million at June 30, 2019 and $11.0 million at December 31, 2018.
(2) The fair value of the Bonds is based on the last trades on June 25, 2019 and December 21, 2018 on Bloomberg.com.
(3) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on June 30, 2019.
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

Note 8. Income Per Common Share
The computation of basic net income per share is based on the weighted average number of common shares outstanding for the three and six months ended June 30, 2019 and 2018. Diluted net income per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of June 30, 2019 does not include 1,825,276 stock awards, 2,298,296 stock options and 152,266 warrants, as their effect was anti-dilutive. Diluted net income per share for the three months ended June 30, 2018 does not include 1,452 stock awards, 352,000 stock options and 152,266 warrants, as their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net (loss)/income	$(5,992,156)	$3,450,767	$(5,962,673)	$3,503,512
Weighted Average Shares - Basic	71,348,524	70,515,320	71,316,093	70,484,240
Dilutive effect of stock options and restricted stock units	—	1,571,660	—	1,076,535
Weighted Average Shares - Diluted	71,348,524	72,086,980	71,316,093	71,560,775
Basic (loss)/income per share	$(0.08)	$0.05	$(0.08)	$0.05
Diluted (loss)/income per share	$(0.08)	$0.05	$(0.08)	$0.05
Note 9. Stock Incentive Plans
On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 5,348,613 shares of common stock, which may be issued under the 2016 Plan. The 2016 Plan replaced the post-emergence Management Incentive Program (the “2014 Plan”) and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired, otherwise terminated, or canceled. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2018 at the fair market value equivalent to the maximum statutory withholding obligation and remitted that amount in cash to the appropriate taxation authorities. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan which increased the number of shares reserved under the 2016 Plan by an additional 2,500,000 shares to a maximum of 7,848,613 shares of common stock.
On January 2, 2019, the Company granted 781,890 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on December 31, 2018 was $3.7 million. The shares will vest in equal installments over a three-year term. Additionally, the Company granted 28,200 common shares to its board of directors. The fair value of the grant based on the closing share price of December 31, 2018 was $0.1 million. The shares vested immediately. The amortization of the above grant is $0.5 million and $1.1 million, respectively for the three and six months ended June 30, 2019, which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
As of June 30, 2019 and December 31, 2018, stock awards covering a total of 1,825,276 and 1,496,953 of the Company’s common shares, respectively, are outstanding under the 2014 Plan and 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.
As of June 30, 2019 and December 31, 2018, vested options covering 1,617,169 and 1,506,461 of the Company’s common shares, respectively, are outstanding with exercise prices ranging from $4.28 to $505.00 per share.
As of June 30, 2019 and December 31, 2018, unvested options covering 681,127 and 791,835 of the Company's common shares, respectively, are outstanding with exercise prices ranging from $4.28 to $5.56 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within five years from the effective date.
Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock awards /Stock Option Plans	$1,227,210	$2,409,599	$2,672,679	$5,920,510
The future compensation to be recognized for all the grants issued for the six month period ending December 31, 2019, and the years ending December 31, 2020 and 2021 will be $2.2 million, $1.6 million and $0.4 million, respectively.

Note 10. Subsequent Events

Vessel Sales and Purchases

On July 18, 2019, the Company signed a memorandum of agreement to sell the vessel Kestrel for gross proceeds of $7.3 million. The vessel is scheduled to be delivered to the buyer during the third quarter of 2019. The Company expects to record a gain of approximately $1.0 million in its condensed consolidated statements of operations for the three and nine months ending September 30, 2019.
On July 10, 2019 and July 15, 2019, the Company agreed to purchase six Ultramax bulk carriers for approximately $122 million ("Acquisition Vessels"), subject to final documentation and customary closing conditions.
5.00% Convertible Senior Notes due 2024
On July 29, 2019, the Company issued $114.1 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2024 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions outside of the United States in reliance on Regulation S under the Securities Act (the “Notes Offering”). The Company received net proceeds of approximately $112.0 million from the sale of the Notes, after deducting fees and expenses. Investment funds managed by Oaktree Capital Management L.P. (“Oaktree”) and GoldenTree Asset Management LP, the Company’s two largest shareholders, or their affiliates, acquired approximately $45.5 million and $23.6 million aggregate principal amount of the Notes, respectively.
The Notes were issued under an indenture (the “Indenture”), dated as of July 29, 2019, between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”). The Notes bear interest at a rate of 5.00% per annum on the outstanding principal amount thereof, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2020. The Notes will mature on August 1, 2024. Each holder has the right to convert any portion of the Notes at any time prior to the Maturity Date. The initial conversion rate of the Notes is 178.1737 shares of the Common Stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $5.61 per share of Common Stock), which the Company will pay or deliver, as the case may be, either cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.

The Notes are the general, unsecured senior obligations of the Company. They will rank: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company.
Share Lending Agreement

In connection with the Notes Offering, the Company agreed with Jefferies Capital Services, LLC ("JCS"), an affiliate of Jefferies LLC ("Jefferies"), an initial purchaser in the Notes Offering, to lend JCS up to 3,582,880 (of the 8,000,000 originally authorized by the Board) newly issued shares of Common Stock (the “Replacement Borrowed Shares”) pursuant to a share lending agreement, dated July 29, 2019. JCS will, in turn, lend the Replacement Borrowed Shares to Jeffries, which will lend the Replacement Borrowed Shares to certain investors in our Notes to facilitate hedging transactions with respect to the Notes they own. These investors may offer the Replacement Borrowed Shares by means of a prospectus supplement and accompany prospectus contained in a registration statement that the Company has agreed to file pursuant to the share lending agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2019 and 2018. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2018, which were included in our Form 10-K, filed with the SEC on March 13, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax drybulk vessels in the world. Supramax drybulk vessels range in size from approximately 50,000 to 59,000 dwt and Ultramax drybulk vessels range in size from 60,000 to 65,000 dwt. Supramax and Ultramax vessels are equipped with cranes and grabs, which are used to load and discharge cargo. We provide all management services which includes strategic, commercial, operational, technical, and administrative services, to our owned fleet. We also provide transportation solutions to a diverse group of customers, including miners, producers, traders and end users. Typical cargoes we transport include both major bulk cargoes, such as coal, grain, and iron ore, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of June 30, 2019, we owned and operated a modern fleet of 45 Supramax/Ultramax drybulk vessels. We charter in three Ultramax vessels on a long term basis with the lease terms ranging between one to two years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/Ultramax drybulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax drybulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class vessels make them attractive to cargo interests and vessel charterers. The Company’s owned operating fleet consisted of 45 drybulk vessels, with an aggregate carrying capacity of 2,615,519 dwt with an average age of approximately 9.0 years as of June 30, 2019.
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
Business Strategy and Outlook

We believe our strong balance sheet allows us the flexibility to opportunistically make investments in the drybulk segment that will drive shareholder growth. In order to accomplish this, we intend to:

•	Maintain a highly efficient and quality fleet in the drybulk segment.

•	Maintain a revenue strategy that takes advantage of a rising rate environment and at the same time mitigate risk in a declining rate environment.

•	Maintain a cost structure that allows us to be competitive in all economic cycles without sacrificing safety or maintenance.

•	Continue to grow our relationships with our charterers and vendors.

•	Continue to invest in our on-shore operations and development of processes.

Our financial performance is based on the following key elements of our business strategy:

(1)
Concentration in one vessel category: Supramax/Ultramax drybulk vessels, which we believe offer certain size, operational and geographical advantages relative to other classes of drybulk vessels, such as Handysize, Panamax and Capesize vessels.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of June 30, 2019:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Jul 2019	$9,800

Canary	2009	57,809	Aug 2019	$14,000

Cape Town Eagle	2015	63,707	Aug 2019	Index linked

Cardinal	2004	55,362	Aug 2019	$2,500

Crane	2010	57,809	Sept 2019	$3,750	(1)

Crested Eagle	2009	55,989	Jul 2019	$6,350

Crowned Eagle	2008	55,940	Jul 2019	$7,000

Egret Bulker	2010	57,809	Aug 2019	$10,000

Fairfield Eagle	2013	63,301	Jul 2019	$11,000

Gannet Bulker	2010	57,809	Aug 2019	Voyage

Golden Eagle	2010	55,989	Jul 2019	$7,750

Goldeneye	2002	52,421	Jul 2019	$9,500

Grebe Bulker	2010	57,809	Jul 2019	$11,950

Greenwich Eagle	2013	63,301	Jul 2019	$8,500

Groton Eagle	2013	63,301	Jul 2019	$10,200

Hamburg Eagle	2014	63,334	Aug 2019	$18,500

Hawk I	2001	50,296	Nov 2019	$10,750

Ibis Bulker	2010	57,809	Jul 2019	Voyage

Imperial Eagle	2010	55,989	Jul 2019	$13,250

Jaeger	2004	52,483	Jul 2019	Voyage

Jay	2010	57,809	Jul 2019	$11,000

Kestrel I	2004	50,351	Jul 2019	$6,800

Kingfisher	2010	57,809	Jul 2019	$15,000

Madison Eagle	2013	63,301	Aug 2019	$20,900

Martin	2010	57,809	Jul 2019	$21,000

Mystic Eagle	2013	63,301	Jul 2019	Voyage

New London Eagle	2015	63,140	Jul 2019	$19,500

Nighthawk	2011	57,809	Aug 2019	Voyage

Oriole	2011	57,809	Jul 2019	$8,000

Osprey I	2002	50,206	Aug 2019	Voyage

Owl	2011	57,809	Aug 2019	$2,822	(2)

Petrel Bulker	2011	57,809	Jul 2019	$5,000

Puffin Bulker	2011	57,809	Jul 2019	$10,000

Roadrunner Bulker	2011	57,809	Aug 2019	Voyage

Rowayton Eagle	2013	63,301	Jul 2019	Voyage

Sandpiper Bulker	2011	57,809	Jul 2019	$5,000	(3)

Shrike	2003	53,343	Jul 2019	$8,300

Singapore Eagle	2017	63,386	Jul 2019	$9,950

Skua	2003	53,350	Jul 2019	Voyage

Southport Eagle	2013	63,301	Aug 2019	$19,000

Stamford Eagle	2016	61,530	Aug 2019	Voyage

Stellar Eagle	2009	55,989	Jul 2019	$8,500

Stonington Eagle	2012	63,301	Jul 2019	$11,650

Tern	2003	50,209	Nov 2019	$12,000

Westport Eagle	2015	63,344	Jul 2019	Voyage

(1)	The vessel is contracted to continue the existing time charter at an increased daily charter rate of $9,500 after August 24, 2019.

(2)	The vessel is contracted to continue the existing daily time charter at an increased charter rate of $10,000 after July 29, 2019.

(3)	The vessel is contracted to continue the existing daily time charter at an increased charter rate of $10,250 after July 20, 2019.

Fleet Management
The management of our fleet includes the following functions:

•	Strategic management. We locate and obtain financing and insurance for the purchase and sale of vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. We have established an in-house technical management function to perform day-to-day operations and maintenance of our vessels.
Commercial and Strategic Management
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We also have offices in Singapore and Hamburg, Germany, through which we provide round the clock management services to our owned and chartered-in fleet. We currently have 91 shore-based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:

•	commercial operations and technical supervision;

•	safety monitoring;

•	vessel acquisition; and

•	financial, accounting and information technology services.
Technical management includes managing day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, supervising the maintenance and general efficiency of vessels, arranging our hire of qualified officers and crew, arranging and supervising drydocking and repairs, purchasing supplies, spare parts and new equipment for vessels, appointing supervisors and technical consultants, and providing technical support.
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
Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019 except for the new accounting pronouncement adopted as of January 1, 2019 relating to the adoption of ASC 842. Please refer to Note 2. Recent Accounting Pronouncements to the condensed consolidated financial statements for further discussion.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the value of stock-based compensation, fair value of operating lease right-of-use assets and the fair value of derivatives. Actual results could differ from those estimates.

Results of Operations for the three and six months ended June 30, 2019:
Fleet Data

We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ownership Days	4,169	4,294	8,329	8,606
Chartered-in Days	970	867	2,006	1,811
Available Days	4,971	5,020	10,076	10,182
Operating Days	4,934	4,992	10,004	10,105
Fleet Utilization (%)	99.3%	99.4%	99.3%	99.2%
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

•
Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six months ended June 30, 2019, the Company completed drydock for four vessels.

•
Operating days: We define operating days as the number of available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

•
Fleet utilization: We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during such period. The shipping industry uses fleet utilization to measure a company’s efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning. Our fleet continues to perform at high utilization rates.

Time Charter and Voyage Revenue
Shipping revenues are highly sensitive to patterns of supply and demand for vessels of the size and design configurations owned and operated by a company and the trades in which those vessels operate. In the drybulk sector of the shipping industry, rates for the transportation of drybulk cargoes such as ores, grains, steel, fertilizers, and similar commodities, are determined by market forces such as the supply and demand for such commodities, the distance that cargoes must be transported, and the number of vessels expected to be available at the time such cargoes need to be transported. The demand for shipments is significantly affected by the state of the global economy and the conditions of certain geographical areas. The number of vessels is affected by newbuilding deliveries and by the removal of existing vessels from service, principally because of scrapping.
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

The following table represents Net charter hire income (a non-GAAP measure) for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues, net	$69,391,315	$74,938,700	$146,780,912	$154,309,309
Less: Voyage expenses	20,907,155	17,204,964	46,813,295	39,719,556
Less: Charter hire expenses	11,179,480	10,108,258	22,671,386	20,376,322
Net charter hire income	$37,304,680	$47,625,478	$77,296,231	$94,213,431

% Net charter hire income from
Time charters	65%	62%	58%	57%
Voyage charters	35%	38%	42%	43%

Revenues
Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
Net time and voyage charter revenues for the three months ended June 30, 2019 were $69.4 million compared with $74.9 million recorded in the comparable quarter in 2018. The decrease in revenue was primarily attributable to the decline in the dry bulk market resulting in lower charter rates as well as the decrease in available days. The lower ownership days in the current quarter was due to the sale of vessels Condor and Merlin in the first quarter of 2019 and the Thrasher in the second quarter of 2019, which was offset by the purchase of a vessel and an increase in chartered-in days.
Net time and voyage charter revenues for the six months ended June 30, 2019 and 2018 were $146.8 million and $154.3 million, respectively. The decrease in revenue was primarily due to lower charter rates and a decrease in available days due to lower ownership days, which was offset in part by an increase in chartered-in days.

Voyage Expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three months ended June 30, 2019 were $20.9 million, compared to $17.2 million in the comparable quarter in 2018. The increase was mainly attributable to an increase in bunker prices year over year.
Voyage expenses for the six months ended June 30, 2019 and 2018 were $46.8 million and $39.7 million respectively. The increase in bunker prices year over year contributed to the increase in voyage expenses.

Vessel Expenses

Vessel expenses for the three months ended June 30, 2019 were $20.0 million compared to $20.6 million in the comparable quarter in 2018. The decrease in vessel expenses was attributable to a decrease in ownership days after the sale of vessels Condor and Merlin in the first quarter of 2019 and the vessel Thrasher in the second quarter of 2019 compared to the comparable period in the prior year. The ownership days for the three months ended June 30, 2019 and 2018 were 4,169 and 4,294, respectively.
Vessel expenses for the six months ended June 30, 2019 and 2018 were $40.1 million and $41.7 million, respectively. The decrease in vessel expenses is primarily attributable to a decrease in ownership days subsequent to the sale of three vessels during the six months ended June 30, 2019 offset by purchase of one Ultramax vessel in January 2019. The ownership days for the six months ended June 30, 2019 and 2018 were 8,329 and 8,606, respectively.

We believe daily vessel operating expenses are a good measure for comparative purposes in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.
Average daily vessel operating expenses for our fleet for the three months ended June 30, 2019 and 2018 were $4,787 and $4,792, respectively.

Average daily vessel operating expenses for our fleet for the six months ended June 30, 2019 and 2018 were $4,809 and $4,840, respectively.

Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels, including providing the newly acquired vessels with initial provisions and stores, and other miscellaneous expenses.
Other factors beyond our control, some of which may affect the shipping industry in general, may cause the operating expenses of our vessels to increase, including, for instance, developments relating to market prices for crew, insurance and petroleum-based lubricants and supplies.

Charter hire expenses
The charter hire expenses for the three months ended June 30, 2019 were $11.2 million compared to $10.1 million in the comparable quarter in 2018. The increase in charter hire expenses was principally due to an increase in the number of chartered in vessels on a short-term basis. The total chartered-in days for the three months ended June 30, 2019 were 970 compared to 867 for the comparable quarter in the prior year. The Company currently charters in three Ultramax vessels on a long term basis with lease terms ranging from one to two years.
The charter hire expenses for the six months ended June 30, 2019 and 2018 were $22.7 million and $20.4 million, respectively. The increase in charter hire expenses was primarily due to an increase in the number of chartered-in vessels. The total chartered-in days for the six months ended June 30, 2019 and 2018 were 2,006 and 1,811, respectively.

Depreciation and Amortization

For the three months ended June 30, 2019 and 2018, total depreciation and amortization expense was $9.8 million and $9.3 million, respectively. Total depreciation and amortization expense for the three months ended June 30, 2019 includes $8.3 million of vessel and other fixed asset depreciation and $1.5 million relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended June 30, 2018 were $8.0 million of vessel and other fixed asset depreciation and $1.3 million of amortization of deferred drydocking costs. The increase in depreciation expense is due to the purchase of two Ultramax vessels since the second quarter of 2018, marginally offset by the sale of three vessels. The increase in drydock amortization is due to additional drydocks completed since the second quarter of 2018.
For the six months ended June 30, 2019 and 2018, total depreciation and amortization expense was $19.2 million and $18.5 million, respectively. Total depreciation and amortization expense for the six months ended June 30, 2019 includes $16.5 million of vessel and other fixed asset depreciation and $2.7 million relating to the amortization of deferred drydocking costs. Comparable amounts for the six months ended June 30, 2018 were $16.0 million of vessel and other fixed asset depreciation and $2.5 million of amortization of deferred drydocking costs.
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
General and Administrative Expenses
Our general and administrative expenses include onshore vessel administration related expenses, such as legal and professional expenses and administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors’ fees, and directors and officers insurance. General and administrative expenses also include stock-based compensation expenses.

General and administrative expenses for the three months ended June 30, 2019 and 2018 were $8.0 million and $8.9 million, respectively. These general and administrative expenses include a stock-based compensation component of $1.2 million and $2.4 million for 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in stock-based compensation expense, which was offset in part by an increase in payroll and office expenses.
General and administrative expenses for the six months ended June 30, 2019 and 2018 were $16.5 million and $18.8 million, respectively. These general and administrative expenses include a stock-based compensation component of $2.7 million and $5.9 million for 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in stock-based compensation expense offset by an increase in payroll and office expenses.
Interest Expense
Our interest expense for the three months ended June 30, 2019 and 2018 was $6.7 million and $6.4 million, respectively. The increase in interest expense is primarily due to an increase in our outstanding debt as a result of the purchase of two new Ultramax vessels, one in the fourth quarter of 2018 and one in the first quarter of 2019.
The interest expense for the six months ended June 30, 2019 and 2018 was $13.5 million and $12.6 million, respectively. The increase in interest expense is primarily due to an increase in our outstanding debt as a result of the purchase of two new Ultramax vessels since the second quarter of 2018.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the three months ended June 30, 2019 and 2018, the amortization of debt issuance costs was $0.6 million and $0.5 million, respectively. For the six months ended June 30, 2019 and 2018, the amortization of debt issuance costs was $1.1 million and $1.0 million, respectively.

Loss on debt extinguishment

On January 25, 2019, the Company repaid the outstanding debt together with accrued interest as of that date under the New First Lien Facility and Original Ultraco Debt Facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $2.3 million representing the outstanding balance of debt issuance costs as loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019.

Effects of Inflation
We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$8,460,951	$24,787,497
Net cash used in investing activities	(18,638,851)	(6,133,726)
Net cash (used in)/provided by financing activities	(2,522,855)	1,976,302
Net (decrease)/increase in cash, cash equivalents and restricted cash	(12,700,755)	20,630,073
Cash, cash equivalents and restricted cash at beginning of period	78,163,638	56,325,961
Cash, cash equivalents and restricted cash at end of period	$65,462,883	$76,956,034
Net cash provided by operating activities during the six months ended June 30, 2019 was $8.5 million compared to $24.8 million during the six months ended June 30, 2018. The cash flows from operating activities decreased over the prior year primarily due to a decrease in the charter hire rates achieved in the current year.

Net cash used in investing activities during the six months ended June 30, 2019 and 2018 was $18.6 million and $6.1 million, respectively. The Company purchased one Ultramax vessel for $20.4 million, out of which $2.0 million was paid as an advance as of December 31, 2018 offset by the proceeds from the sale of three vessels for $22.6 million. Additionally, the Company paid $23.9 million for the purchase and installation of scrubbers and ballast water treatment systems on our fleet. The Company also received insurance proceeds of $1.3 million for hull and machinery claims. During 2018, the Company purchased one Ultramax vessel and other vessel improvements for $20.3 million and redeemed a short-term certificate of deposit amounting to $4.5 million. The Company sold the vessel Avocet in the second quarter of 2018 for net proceeds of $9.7 million, after brokerage commission and selling expenses. Please refer to Note 3. Vessels to the condensed consolidated financial statements.
Net cash used in financing activities during the six months ended June 30, 2019 was $2.5 million compared with net cash provided by financing activities of $2.0 million during the corresponding six months ended June 30, 2018. On January 25, 2019, the Company completed a debt refinancing transaction by entering into new term and revolver loan facilities under the New Ultraco Debt Facility of up to $208.4 million and repaid all outstanding debt under the Original Ultraco Debt Facility and New First Lien Facility of $82.6 million and $65.0 million, respectively. The Company paid $3.2 million as debt issuance costs to the lenders. The Company repaid $4.0 million of the Norwegian Bond Debt and $5.0 million under the New Ultraco Debt Facility in the second quarter of 2019. Additionally, the Company paid $0.9 million towards shares withheld for taxes due to the vesting of restricted shares. For the six months ended June 30, 2018, the Company drew down $8.6 million under the Original Ultraco Debt Facility in connection with the purchase of one Ultramax vessel, offset by repayment of $5.0 million of the revolver loan under the New First Lien Facility. The Company paid $1.4 million of debt issuance costs on the debt facilities and $0.3 million towards shares withheld for taxes due to vesting of restricted shares.
Our principal sources of funds are operating cash flows, long-term bank borrowings and borrowings under our revolving credit facility. Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repay interest and principal on our outstanding loan facilities.
New Ultraco Debt Facility
On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility, as the borrower (the "New Ultraco Debt Facility"), with the Company and certain of its indirectly vessel-owning subsidiaries, as guarantors (the “Guarantors”), the lenders party thereto, the swap banks party thereto, ABN AMRO Capital USA LLC ("ABN AMRO"), Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB ( PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, and ABNAMRO, as arranger, security trustee and facility agent. The New Ultraco Debt Facility provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility and the New First Lien Facility in full and for general corporate purposes. Subject to certain conditions set forth in the credit agreement, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. Please refer to Note 4. Debt to the condensed consolidated financial statements.

As of June 30, 2019, the availability under the revolving credit facility was $55.0 million.

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

As of June 30, 2019, the availability under the Super Senior Facility was $15.0 million.

5.00% Convertible Senior Notes due 2024
On July 29, 2019, the Company issued $114.1 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2024 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in offshore transactions outside of the United States in reliance on Regulation S under the Securities Act (the “Notes Offering”), pursuant to an Indenture, dated as of July 29, 2019, between the Company and Deutsche Bank Trust Company Americas, as trustee. The Company received net proceeds of approximately $112.0 million from the sale of the Notes, after deducting fees and expenses. These net proceeds will be used to fund a portion of the aggregate purchase price for six high-specification Ultramax bulk carriers the Company agreed to purchase on July 10, 2019 and July 15, 2019 and for general corporate purposes. Please refer to Note 10. Subsequent Events to the condensed consolidated financial statements for more information.
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
As of June 30, 2019, our cash and cash equivalents including restricted cash was $65.5 million, compared to $78.2 million at December 31, 2018. The Company had restricted cash of $26.9 million and $11.0 million as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, the Company’s debt consisted of $192.0 million in outstanding bonds under the Norwegian Bond Debt, net of $4.8 million of debt discount and debt issuance costs and the New Ultraco Debt Facility of $148.4 million, net of $3.1 million of debt discount and debt issuance costs. The foregoing does not give effect to the $114.1 million in aggregate principal amount of the Notes issued in connection with the Notes Offering described above, which closed on July 29, 2019.
Capital Expenditures
Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance the revenue earning capabilities and safety of the vessels.
In addition to acquisitions that we may undertake in future periods, the other major capital expenditures include funding the Company’s program of regularly scheduled drydocking, which is necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its drydocking, the costs are relatively predictable. The Company anticipates that vessels will be drydocked every five years for vessels younger than 15 years and every two and a half years for vessels older than 15 years. Accordingly, these expenses will be deferred and amortized over that period. We anticipate that we will fund these costs with cash from operations and that these recertifications will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the six months ended June 30, 2019, four of our vessels completed drydock, and we incurred expenditures of $4.5 million. In the six months ended June 30, 2018, six vessels were drydocked and two vessels were still in drydock as of June 30, 2018, and we incurred expenditures of $4.6 million.
On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 Scrubbers, which are to be fitted on the Company's vessels. The agreements are comprised of firm orders for 19 Scrubbers and up to an additional 18 units, at the Company’s option. On November 20, 2018, the Company announced that it had exercised its option to purchase 15 of the 18 optional Scrubbers, and on January 23, 2019, the Company announced that it had exercised the remaining three options. The projected costs, including installation, is approximately $2.2 million per scrubber system. The Company intends to complete the installation of a majority of the 37 Scrubbers prior to January 1, 2020, which is the implementation date of the new sulphur emission cap regulation, as set forth by the International Maritime Organization (“IMO”). The Company recorded $41.8 million of scrubber system costs in Other assets in the Condensed Consolidated Balance Sheet as of June 30, 2019.
On August 14, 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on all of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company recorded $3.2 million for BWTS in Other assets in the Condensed Consolidated Balance Sheet as of June 30, 2019.
On July 10, 2019 and July 15, 2019, the Company agreed to purchase six high-specification Ultramax bulk carriers for approximately $122.0 million, subject to final documentation and customary closing conditions, to increase our fleet's operating capacity. The Company intends to fund this acquisition with cash on hand and proceeds from the Notes.
The following table represents certain information about the estimated costs for anticipated vessel drydockings, Ballast water treatment systems ("BWTS"), and Scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs(2) (in millions)
Quarter Ending	Off-hire Days(1)	BWTS	Scrubbers	Drydocks
September 30, 2019	287	$2.1	$32.7	$4.4
December 31, 2019	191	$2.0	$14.1	$3.8
March 31, 2020	31	$1.4	$3.4	$—
June 30, 2020	86	$2.3	$0.7	$3.2

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
None.
Item 6 – Exhibits
EXHIBIT INDEX

10.1#
Eagle Bulk Shipping Inc. Amended and Restated 2016 Equity Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A of Eagle Bulk Shipping Inc., filed with the SEC on April 25, 2019; File No. 001-33831.

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*
The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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
Date: August 6, 2019
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: August 6, 2019