Form 10-Q
period 2019-09-30
Eagle Bulk Shipping Inc.
filed 2019-11-07
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Number of shares of registrant’s common stock outstanding as of November 5, 2019: 76,624,587
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the period ended September 30, 2019 (the "Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.
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

PART I: FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$71,537,108	$67,209,753
Accounts receivable, net of a reserve of $1,653,737 and $2,073,616, respectively	19,947,955	19,785,582
Prepaid expenses	3,463,919	4,635,879
Inventories	14,283,915	16,137,785
Vessels held for sale	—	8,458,444
Other current assets	2,943,058	2,246,740
Total current assets	112,175,955	118,474,183
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $143,671,410 and $124,907,998, respectively	732,844,665	682,944,936
Advance for vessels purchase	6,040,000	2,040,000
Operating lease right-of-use assets	19,224,517	—
Other fixed assets, net of accumulated depreciation of $717,829 and $547,452, respectively	732,055	692,803
Restricted cash	29,586,342	10,953,885
Deferred drydock costs, net	13,502,924	12,186,356
Deferred financing costs - Super Senior Facility	180,487	285,342
Other assets	56,135,533	18,631,655
Total noncurrent assets	858,246,523	727,734,977
Total assets	$970,422,478	$846,209,160
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,158,519	$14,161,169
Accrued interest	7,662,674	1,735,631
Other accrued liabilities	17,535,292	10,064,017
Fair value of derivatives	766,332	929,313
Current portion of operating lease liabilities	11,053,788	—
Unearned charter hire revenue	3,156,077	6,926,839
Current portion of long-term debt	31,164,490	29,176,230
Total current liabilities	80,497,172	62,993,199
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	179,509,565	182,469,155
New First Lien Facility, net of debt discount and debt issuance costs	—	48,189,307
Original Ultraco Debt Facility, net of debt discount and debt issuance costs	—	70,924,885
New Ultraco Debt Facility, net of debt issuance costs	117,228,245	—
Convertible Bond Debt, net of debt discount and debt issuance costs	91,924,874	—
Operating lease liabilities	9,485,730	—
Other liabilities	—	208,651
Fair value below contract value of time charters acquired	—	1,818,114
Total noncurrent liabilities	398,148,414	303,610,112
Total liabilities	478,645,586	366,603,311
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of September 30, 2019 and December 31, 2018	—	—
Common stock, $.01 par value, 700,000,000 shares authorized, 71,474,676 and 71,055,400 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	714,747	710,555
Additional paid-in capital	916,965,046	894,272,533
Accumulated deficit	(425,902,901)	(415,377,239)
Total stockholders' equity	491,776,892	479,605,849
Total liabilities and stockholders' equity	$970,422,478	$846,209,160

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues, net	$74,110,376	$69,092,740	$220,891,288	$223,402,049

Voyage expenses	19,446,294	15,126,287	66,259,590	54,845,843
Vessel expenses	19,953,680	19,568,961	60,005,794	61,224,734
Charter hire expenses	11,345,615	7,459,921	34,017,002	27,836,243
Depreciation and amortization	10,055,938	9,460,192	29,224,368	28,009,067
General and administrative expenses	8,450,831	8,882,790	24,901,561	27,692,259
Gain on sale of vessels	(971,129)	(235,695)	(6,044,479)	(340,768)
Total operating expenses	68,281,229	60,262,456	208,363,836	199,267,378
Operating income	5,829,147	8,830,284	12,527,452	24,134,671
Interest expense	8,117,293	6,574,826	21,612,451	19,222,906
Interest income	(640,220)	(130,020)	(1,467,702)	(337,248)
Loss on debt extinguishment	—	—	2,268,452	—
Other expense/(income)	2,915,063	(199,344)	639,913	(839,321)
Total other expense, net	10,392,136	6,245,462	23,053,114	18,046,337
Net (loss)/income	$(4,562,989)	$2,584,822	$(10,525,662)	$6,088,334

Weighted average shares outstanding:
Basic	71,349,895	70,649,556	71,327,454	70,539,951
Diluted	71,349,895	72,356,655	71,327,454	71,855,683

Per share amounts:
Basic net (loss)/income	$(0.06)	$0.04	$(0.15)	$0.09
Diluted net (loss)/income	$(0.06)	$0.04	$(0.15)	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss)/Income
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net (loss)/income	$(4,562,989)	$2,584,822	$(10,525,662)	$6,088,334

Comprehensive (loss)/income	$(4,562,989)	$2,584,822	$(10,525,662)	$6,088,334

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Stock		Common Stock Amount		Additional Paid-in Capital		Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	71,055,400		$710,555		$894,272,533		$(415,377,239)	$479,605,849
Net income			—		—		29,483	29,483
Issuance of shares due to vesting of restricted shares	293,011		2,929		(2,929)		—	—
Cash used to settle net share equity awards	—		—		(877,161)		—	(877,161)
Stock-based compensation expense	—		—		1,445,469		—	1,445,469
Balance at March 31, 2019	71,348,411		$713,484		$894,837,912		$(415,347,756)	$480,203,640
Net loss	—		—		—		(5,992,156)	(5,992,156)
Issuance of shares due to vesting of restricted shares	113		1		(1)		—	—
Cash used to settle net share equity awards	—		—		(536)		—	(536)
Stock-based compensation	—		—		1,227,210		—	1,227,210
Balance at June 30, 2019	71,348,524		$713,485		$896,064,585		$(421,339,912)	$475,438,158
Net loss	—		—		—		(4,562,989)	(4,562,989)
Proceeds received as per the Share Lending Agreement	—		—		35,829		—	35,829
Issuance of shares due to vesting of restricted shares	126,152		1,262		(1,262)		—	—
Equity component of Convertible Bond Debt, net of equity issuance costs	—		—		20,181,907		—	20,181,907
Cash used to settle net share equity awards	—		—		(471,236)		—	(471,236)
Stock-based compensation	—		—		1,155,223		—	1,155,223
Balance at September 30, 2019	71,474,676	—	$714,747	—	$916,965,046	—	$(425,902,901)	$491,776,892

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	70,394,307	$703,944	$887,625,902	$(427,164,813)	$461,165,033
Cumulative effect of accounting change*	—	—	—	(787,110)	(787,110)
Net income	—	—	—	52,745	52,745
Issuance of shares due to vesting of restricted shares	120,711	1,207	(1,207)	—	—
Cash used to settle net share equity awards	—	—	(254,146)	—	(254,146)
Stock-based compensation	—	—	3,510,911	—	3,510,911
Balance at March 31, 2018	70,515,018	705,151	890,881,460	(427,899,178)	463,687,433
Net income	—	—	—	3,450,767	3,450,767
Issuance of shares due to vesting of restricted shares and exercise of options	1,448	14	4,851	—	4,865
Cash used to settle net share equity awards	—	—	(968)	—	(968)
Stock-based compensation	—	—	2,409,599	—	2,409,599
Balance at June 30, 2018	70,516,466	$705,165	$893,294,942	$(424,448,411)	$469,551,696
Net income	—	—	—	2,584,822	$2,584,822
Issuance of shares due to vesting of restricted shares and exercise of options	408,143	4,082	(4,081)	—	1
Cash used to settle net share equity awards	—	—	(1,763,081)	—	(1,763,081)
Stock-based compensation	—	—	2,100,056	—	2,100,056
Balance at September 30, 2018	70,924,609	$709,247	$893,627,836	$(421,863,589)	$472,473,494

* The opening accumulated deficit was adjusted on January 1, 2018 in connection with adoption of Accounting Standards Update 2014-09, revenue from contracts with customers ("ASC 606").

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net (loss)/income	$(10,525,662)	$6,088,334
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	24,845,206	24,115,813
Amortization of operating lease right-of-use asset	9,480,487	—
Amortization of deferred drydocking costs	4,379,162	3,893,254
Amortization of debt discount and debt issuance costs	2,265,374	1,433,971
Amortization of fair value below contract value of time charter acquired	—	(511,426)
Loss on debt extinguishment	2,268,452	—
Gain on sale of vessels	(6,044,479)	(340,768)
Net unrealized loss/(gain) on fair value of derivatives	138,354	(52,506)
Stock-based compensation expense	3,827,902	8,020,566
Drydocking expenditures	(6,062,439)	(6,536,478)
Changes in operating assets and liabilities:
Accounts payable	(1,799,292)	1,438,208
Accounts receivable	1,889,818	1,103,935
Accrued interest	5,927,043	4,161,502
Inventories	1,853,870	836,648
Operating lease liabilities short and long-term	(10,024,158)	—
Other current and non-current assets	(1,010,905)	(553,987)
Other accrued liabilities and other non-current liabilities	144,279	(4,061,872)
Prepaid expenses	1,171,960	742,357
Unearned revenue	(3,770,762)	(1,287,723)
Net cash provided by operating activities	18,954,210	38,489,828

Cash flows from investing activities:
Purchase of vessel and vessel improvements	(81,365,090)	(20,043,324)
Advance paid for purchase of vessels, scrubbers and ballast water systems	(50,537,160)	(8,182,119)
Proceeds from redemption of short-term investment	—	4,500,000
Proceeds from hull and machinery insurance claims	2,112,426	—
Proceeds from sale of vessels	29,626,659	20,545,202
Purchase of other fixed assets	(228,122)	(148,770)
Net cash used in investing activities	(100,391,287)	(3,329,011)

Cash flows from financing activities:
Repayment of revolver loan under New First Lien Facility	(5,000,000)	(5,000,000)
Proceeds from the revolver loan under New First Lien Facility	5,000,000	—
Repayment of Original Ultraco Debt Facility	(82,600,000)	—
Proceeds from Original Ultraco Debt Facility	—	8,600,000
Repayment of Norwegian Bond Debt	(4,000,000)	—
Repayment of term loan under New Ultraco Debt Facility	(10,097,342)	—
Proceeds from New Ultraco Debt Facility	153,440,000	—
Proceeds from Convertible Bond Debt, net of debt discount	112,482,586	—

Proceeds from Share Lending Agreement	35,829	—
Repayment of New First Lien Facility - term loan	(60,000,000)	—
Debt issuance costs paid to lenders on New Ultraco Debt Facility	(3,156,250)	—
Cash used to settle net share equity awards	(877,697)	(2,018,195)
Cash received from exercise of stock options	—	4,866
Other financing costs	(830,237)	(1,428,792)
Net cash provided by financing activities	104,396,889	157,879

Net increase in cash, cash equivalents and restricted cash	22,959,812	35,318,696
Cash, cash equivalents and restricted cash at beginning of period	78,163,638	56,325,961
Cash, cash equivalents and restricted cash at end of period	$101,123,450	$91,644,657
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$13,106,139	$13,627,434
Accruals for scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$8,867,952	—
Accruals for debt issuance costs included in Other accrued liabilities	$418,224	—
Accrual for liability relating to taxes on net share equity awards included in Other accrued liabilities	$471,236	—

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
As of September 30, 2019, the Company owned and operated a modern fleet of 47 oceangoing vessels, including 30 Supramax and 17 Ultramax vessels with a combined carrying capacity of 2,755,741 deadweight tonnage ("dwt") and an average age of approximately 8.8 years. Additionally, the Company charters-in three 61,400 dwt, 2013 built Ultramax vessels for an average remaining period of approximately two years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
For the three and nine months ended September 30, 2019 and 2018, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
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
As of January 1, 2019, we adopted ASU No. 2016-02, "Leases," as amended ("ASC 842" or the "new lease standard”). ASC 842 increases transparency and comparability among organizations by requiring a lessee to record right-of-use assets and related lease liabilities on its balance sheet when it commences an operating lease. The Company adopted ASC 842 using the modified retrospective transition method of adoption. Under this method, the cumulative effect of applying the new lease standard is recorded with no restatement of any comparative prior periods presented. As provided by ASC 842, the Company elected to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption rather than in the earliest comparative period presented. As a result, prior periods as reported by the Company have not been impacted by the adoption. As required by ASC 842, the Company's disclosures around its leasing activities have been significantly expanded to enable users of our condensed consolidated financial statements to assess the amount, timing and uncertainty of cash flows arising from lease arrangements. Please refer to Note 2 Recent Accounting Pronouncements for further information.
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the value of stock-based compensation, fair value of Convertible Bond Debt (as defined below) and its equity component, fair value of right-of-use asset and lease liability and the fair value of derivatives. Actual results could differ from those estimates.
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

The adoption of ASC 842 did not materially impact our accounting for time charter out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of revenues, net in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018.

Time charter-in contracts

The Company charters in vessels to supplement our own fleet and employs them both on time charters and voyage charters. The time charter-in contracts range in lease terms from 30 days to 2 years. The Company elected the practical expedient of ASC 842 that allows for time charter-in contracts with an initial lease term of less than 12 months to be excluded from the operating lease right-of-use assets and lease liabilities recognized on our Condensed Consolidated Balance Sheet as of January 1, 2019. The Company recognized the operating lease right-of-use assets and the corresponding lease liabilities on the Condensed Consolidated Balance sheet for time charter-in contracts greater than 12 months on the date of adoption of ASC 842. The Company will continue to recognize the lease payments for all operating leases as charter hire expenses on the condensed consolidated statements of operations on a straight-line basis over the lease term.

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

At lease commencement, a lessee must develop a discount rate to calculate the present value of the lease payments so that it can determine lease classification and measure the lease liability. When determining the discount rate to be used at lease commencement, a lessee must use the rate implicit in the lease unless that rate cannot be readily determined. When the rate implicit in the lease cannot be readily determined, the lessee should use its incremental borrowing rate. The incremental borrowing rate is the rate that reflects the interest a lessee would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment. The Company determined that the time charter-in contracts do not contain an implicit borrowing rate. Therefore, the Company arrived at the incremental borrowing rate by determining the Company's implied credit rating and the yield curve for debt as of January 1, 2019. The Company then interpolated the yield curve to determine the incremental borrowing rate for each lease based on the remaining lease term on the specific lease. Based on the above methodology, the Company's incremental borrowing rates ranged from 5.05% to 6.08% for the five lease contracts for which the Company recorded operating lease right-of-use assets and corresponding lease liabilities.

The Company has time charter-in contracts for three Ultramax vessels which are greater than 12 months as of the date of adoption of ASC 842. A brief description of each of these contracts is below:

(i) The Company entered into an agreement effective April 28, 2017, to charter-in a 61,400 dwt, 2013 built Japanese vessel for approximately four years with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. The Company determined that it will not exercise the existing options under this contract and therefore the options are not included in the calculation of the operating lease right-of-use asset. In addition, the Company’s fair value below contract value of time charters acquired of $1.8 million as of December 31, 2018, which related to the unamortized value of a prior charter with the same counterparty that had been recorded at the time of the Company’s emergence from bankruptcy, was offset against the corresponding right of use asset on this lease as of January 1, 2019.

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
Office leases

On October 15, 2015, the Company entered into a new commercial lease agreement as a subtenant for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by a letter of credit backed by cash collateral of $74,917 and is recorded as restricted cash in the accompanying condensed consolidated balance sheets. In November 2018, the Company entered into a lease office agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. The Company determined the two office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019 and 2018.
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

Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP (“prior GAAP”). Because both ASC 842 and prior GAAP generally recognize operating lease expenses on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, there were no material differences between the timing and amount of lease expenses recognized under the two accounting methodologies during the three and nine months ended September 30, 2019 and 2018.

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

Operating lease right-of-use assets and lease liabilities as of September 30, 2019 and January 1, 2019 are as follows:

Description	Location in Balance Sheet	September 30, 2019	January 1, 2019 **
Assets:
Chartered-in contracts greater than 12 months *	Operating lease right-of-use assets	$17,105,960	$26,144,409
Office leases	Operating lease right-of-use assets	2,118,557	2,560,593
		$19,224,517	$28,705,002
Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$10,436,343	$13,802,149
Office leases	Current portion of operating lease liabilities	617,445	693,203
Lease liabilities - current portion		$11,053,788	$14,495,352

Chartered-in contracts greater than 12 months	Operating lease liabilities	$7,984,618	$14,160,374
Office leases	Operating lease liabilities	1,501,112	1,867,390
Lease liabilities - long term		$9,485,730	$16,027,764

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

The table below presents the components of the Company’s lease expenses and sub-lease income on a gross basis earned from chartered-in contracts greater than 12 months for the three and nine months ended September 30, 2019:

Description	Location in Statement of Operations	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$7,977,490	$24,022,456
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	3,368,125	9,994,546
		$11,345,615	$34,017,002

Lease expense for office leases	General and administrative expenses	$182,171	$537,527

Sub lease income from chartered-in contracts greater than 12 months *	Revenues, net	$1,353,020	$7,194,837

* The sub-lease income represents only time charter revenue earned on the chartered-in contracts greater than 12 months. There is additional revenue of $3.1 million and $4.1 million, respectively, earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019. Additionally, there is revenue earned from time charters from chartered-in contracts less than 12 months which is included in Revenues, net in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

The cash paid for operating leases with terms greater than 12 months is $3.7 million and $11.2 million for the three and nine months ended September 30, 2019, respectively.

The Company did not enter into any operating leases greater than 12 months for the three and nine months ended September 30, 2019.

The weighted average remaining lease term on our chartered-in contracts greater than 12 months is 23.1 months.

The table below provides the total amount of lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of September 30, 2019:

Year	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases

Discount rate upon adoption	5.37%	5.80%	5.48%

Three months ending December 31, 2019	$3,535,391	$182,171	$3,717,562
2020	9,867,731	733,874	10,601,605
2021	5,825,710	700,257	6,525,967
2022	—	483,048	483,048
2023	—	244,878	244,878
	$19,228,832	$2,344,228	$21,573,060

Present value of lease liability	$18,420,961	$2,118,557	$20,539,518

Lease liabilities - short term	$10,436,343	$617,445	$11,053,788
Lease liabilities - long term	7,984,618	1,501,112	9,485,730
Total lease liabilities	$18,420,961	$2,118,557	$20,539,518

Discount based on incremental borrowing rate	$807,871	$225,671	$1,033,542

The future minimum commitments under the leases for office space as of December 31, 2018 are as follows:

2019	$714,794
2020	728,212
2021	707,630
2022	483,048
2023	244,878
Total	$2,878,562

The office rent expense was $161,175 and $501,646 for the three and nine months ended September 30, 2018, respectively.

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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three and nine months ended September 30, 2019 and 2018 is not material.
The following table shows the revenues earned from time charters and voyage charters for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Time charters	$37,086,461	$36,509,900	$96,728,727	$103,188,591
Voyage charters	37,023,915	32,582,840	124,162,561	120,213,458
	$74,110,376	$69,092,740	$220,891,288	$223,402,049
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of September 30, 2019, the Company recognized $0.8 million of deferred costs which represents bunker expenses and charter-hire expenses incurred prior to commencement of loading. These costs, are recorded in Other current assets on the Condensed Consolidated Balance Sheet.
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

Note 3. Vessels
Vessel and Vessel Improvements
As of September 30, 2019, the Company’s owned operating fleet consisted of 47 drybulk vessels.
During the third quarter of 2019, the Company entered into a series of agreements to purchase six Ultramax vessels with two different sellers. The aggregate purchase price for the six vessels is $122.8 million. Out of the six vessels, the Company took delivery of three vessels, Dublin Eagle, Sydney Eagle and Copenhagen Eagle in September 2019. The Company utilized $62.1 million from the proceeds raised from the issuance of the Convertible Bond Debt on July 29, 2019. Please see Note 4 Debt for additional information. Additionally, the Company paid a deposit of $6.0 million for the three remaining vessels. The vessels are expected to be delivered in the fourth quarter of 2019.
On July 18, 2019, the Company signed a memorandum of agreement to sell the vessel Kestrel I for $7.0 million, after broker commissions and associated selling expenses. The vessel was delivered to the buyer in the third quarter of 2019. The Company recorded a gain of approximately $1.0 million in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019.
On May 2, 2019, the Company signed a memorandum of agreement to sell the vessel Thrasher for $9.8 million, after broker commissions and associated selling expenses. The vessel was delivered to the buyer in the second quarter of 2019. The Company recorded a gain of approximately $1.0 million in its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

On January 4, 2019, the Company signed a memorandum of agreement to sell the vessel Merlin, a 2001 built Supramax, for $6.1 million, after brokerage commissions and associated selling expenses. The vessel was delivered to the buyers in the first quarter of 2019. The Company recorded a gain of approximately $1.9 million in its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.
On December 21, 2018, the Company signed a memorandum of agreement to acquire a 2015 built Ultramax vessel for $20.4 million and paid a deposit of $2.0 million in 2018. The Company took delivery of the vessel, the Cape Town Eagle, on January 11, 2019.

On December 13, 2018, the Company signed a memorandum of agreement to sell the vessel Condor, a 2001 built Supramax, for $6.7 million, after brokerage commissions and associated selling expenses. The vessel was delivered to the buyer in the first quarter of 2019. The Company recorded a gain of $2.2 million in its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.
On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers, which are to be fitted on the Company's vessels. The agreements are comprised of firm orders for 19 scrubbers and up to an additional 18 units, at the Company’s option. On November 20, 2018, the Company announced that it had exercised its option to purchase 15 of the 18 optional scrubbers, and on January 23, 2019, the Company announced that it had exercised the remaining three options. The projected costs, including installation, is approximately $2.2 million per scrubber system. The Company intends to complete the installation of a majority of the 37 scrubbers prior to January 1, 2020, which is the implementation date of the new sulphur emission cap regulation, as set forth by the International Maritime Organization (“IMO”). The Company recorded $52.0 million of scrubber system costs in Other assets in the Condensed Consolidated Balance Sheet as of September 30, 2019. As of September 30, 2019, the Company completed and commissioned two scrubbers and reclassified $4.3 million from Other assets to Vessels and vessel improvements in the Condensed Consolidated Balance Sheet.

On August 14, 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on all of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company recorded $3.4 million for BWTS in Other assets in the Condensed Consolidated Balance Sheet as of September 30, 2019. As of September 30, 2019, the Company completed installation of BWTS on four vessels and reclassified $1.6 million from Other assets to Vessels and vessel improvements in the Condensed Consolidated Balance Sheet.

The Vessel and vessel improvements roll forward as of September 30, 2019 consisted of the following:

Vessels and vessel improvements, at December 31, 2018	$682,944,936
Advance paid for purchase of Capetown Eagle at December 31, 2018	2,040,000
Purchase of Vessel and Vessel Improvements	81,365,090
Sale of vessels	(14,757,027)
Scrubbers and BWTS	5,908,002
Depreciation Expense	(24,656,336)
Vessels and vessel improvements, at September 30, 2019	$732,844,665
Note 4. Debt

	September 30, 2019	December 31, 2018
Convertible Bond Debt	$114,120,000	$—
Debt discount and debt issuance costs - Convertible Bond Debt	(22,195,126)	—
Convertible Bond Debt, net of debt discount and debt issuance costs	91,924,874	—
Norwegian Bond Debt	192,000,000	196,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(4,490,435)	(5,530,845)
Less: Current Portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	179,509,565	182,469,155
New Ultraco Debt Facility	143,342,658	—
Debt issuance costs - New Ultraco Debt Facility	(2,949,923)	—
Less: Current Portion - New Ultraco Debt Facility	(23,164,490)	—
New Ultraco Debt Facility, net of debt discount and debt issuance costs	117,228,245	—
New First Lien Facility	—	60,000,000
Debt discount and debt issuance costs - New First Lien Facility	—	(1,060,693)
Less: Current Portion - New First Lien Facility	—	(10,750,000)
New First Lien Facility, net of debt discount and debt issuance costs	—	48,189,307
Original Ultraco Debt Facility	—	82,600,000
Debt discount and debt issuance costs - Original Ultraco Debt Facility	—	(1,248,885)
Less: Current portion - Original Ultraco Debt Facility	—	(10,426,230)
Original Ultraco Debt Facility, net of debt discount and debt issuance costs	—	70,924,885
Total long-term debt	$388,662,684	$301,583,347
Convertible Bond Debt

On July 29, 2019, the Company issued $114.12 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2024 (the “Convertible Bond Debt”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in offshore transactions outside of the United States in reliance on Regulation S under the Securities Act, of which $45.5 million was purchased by affiliates of Oaktree Capital Management, L.P. and $23.7 million was purchased by affiliates of Golden Tree Asset Management LP. After deducting debt discount of $1.6 million, the Company received net proceeds of approximately $112.5 million. Additionally, the Company incurred $0.5 million of debt issuance costs relating to this transaction which is recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheet as of September, 30, 2019. The Company intends to use the proceeds for purchase of six identified modern Ultramax vessels and for general corporate purposes, including working capital. As of September 30, 2019, the Company utilized $62.1 million of the net proceeds for purchase of three Ultramax vessels which were delivered to the Company in September 2019. Additionally, the Company paid a deposit of $6.0 million for the three remaining vessels. The vessels are expected to be delivered in the fourth quarter of 2019.

The Convertible Bond Debt was issued under an indenture (the “Indenture”), dated as of July 29, 2019, between the Company and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”). Pursuant to the Indenture, the Convertible Bond Debt bears interest at a rate of 5.00% per annum on the outstanding principal amount thereof, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2020. The Convertible Bond Debt may bear additional interest upon certain events, including the Company’s failure to comply with its reporting requirements or failure to remove the restrictive legend on the Convertible Bond Debt. The Convertible Bond Debt may also bear special interest if the Company fails to satisfy certain conditions in connection with its share lending arrangements, including its obligation to file promptly after the date of the original issuance of the Convertible Bond Debt, and to seek to have declared effective no later than October 27, 2019, a resale registration statement (the “ Resale Registration Statement ”) with the Securities and Exchange Commission (the “ SEC ”) with respect to 3,582,880 shares of its common stock. The Company filed the Resale Registration Statement, which was declared effective October 15, 2019. If the Company becomes obligated to pay special interest the Company may, on or after October 27, 2019 and prior to July 29, 2020, at its option, redeem for cash all (but not less than all) of the Convertible Bond Debt at a redemption price equal to 101% of the principal amount of Convertible Bond Debt to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, plus the applicable premium as set forth in the Indenture. The Convertible Bond Debt will mature on August 1, 2024 (the “Maturity Date”), unless earlier repurchased, redeemed or converted pursuant to its terms. The Company may not otherwise redeem the Convertible Bond Debt prior to the Maturity Date.

Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The initial conversion rate of the Convertible Bond Debt is 178.1737 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt (which is equivalent to an initial conversion price of approximately $5.61 per share of its common stock). The conversion rate will be subject to adjustment upon the occurrence of certain specified corporate events, but will not be adjusted for any accrued and unpaid interest.

Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, to the holder. However, without first obtaining shareholder approval in accordance with the listing standards of the Nasdaq Global Select Market, the Company may not issue shares of its common stock in excess of 19.9% of the common stock outstanding at the time the Convertible Bond Debt was initially issued.

If the Company undergoes a fundamental change, as set forth in the Indenture, each holder may require the Company to repurchase all or part of their Convertible Bond Debt for cash in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Convertible Bond Debt to be repurchased, plus accrued and unpaid interest. If, however, the holders instead elect to convert their Convertible Bond Debt in connection with the fundamental change, the Company will be required to increase the conversion rate of the Convertible Bond Debt at a rate determined by a combination of the date the fundamental change occurs and the stock price of the Company's common stock on such date.

The Convertible Bond Debt is the general, unsecured senior obligations of the Company. It will rank: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Bond Debt; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company.

The Indenture also provides for customary events of default which include, among other things: a failure to pay interest that continues for a period of 30 days; a failure to pay principal of the Convertible Bond Debt when due and payable (whether at stated maturity, upon any redemption, upon any required purchase, upon declaration of acceleration or otherwise); a failure to comply with the conversion obligations under the Convertible Bond Debt and such failure continues for a period of five business days; a failure to comply with certain obligations in connection with a fundamental change; a failure to comply with any of obligations with respect to consolidation, merger and sale of assets of the Company; certain defaults of the Company or its significant subsidiaries with respect to certain indebtedness in excess of $10 million; a final legal judgment rendered against the Company or its significant subsidiaries which exceeds, in the aggregate, $10 million in damages; and certain events of bankruptcy, insolvency, or reorganization with respect to the Company or any of its significant subsidiaries.

Generally, if an event of default occurs and is continuing, then the Trustee or the holders of at least 25% in aggregate principal amount of the Convertible Bond Debt then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Bond Debt then outstanding to be due and payable.

In accordance with ASC 470-Debt, the liability and equity components of convertible debt instruments that may be settled in cash upon conversion ( including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer's non-convertible debt borrowing rate. The guidance requires the initial proceeds received from the sale of convertible debt instruments to be allocated between a liability component and equity component in a manner that reflects the interest expense at the interest rate of similar non-convertible debt that could have been issued by the Company at the time of issuance. The Company measured the fair value of the debt component of the Convertible Bond Debt on the date of issuance and attributed $21.1 million of the proceeds to the equity component, which represents the excess of proceeds received over the fair value of the debt component. The equity component of the Convertible Bond Debt is recorded in Additional Paid-in capital in the Condensed Consolidated Balance Sheet as of September 30, 2019. The resulting debt discount is amortized using the effective interest method over the expected life of the Convertible Bond Debt as non-cash interest expense. The amount of non-cash interest expense recorded as interest expense in the Condensed Statement of Operations for the three and nine months ended September 30, 2019 was $0.6 million. Additionally, the debt discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Bond Debt. The equity issuance costs of $0.9 million were recorded as a reduction to the Additional Paid-in capital in the Condensed Consolidated Balance Sheet as of September 30, 2019.

Share Lending Agreement

In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement ( the "Share Lending Agreement") to borrow up to 3,582,880 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“Jefferies”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, LP, one of the Company’s shareholders.

In connection with the foregoing, the Company also agreed to lend Jefferies Capital Services, LLC (the “JCS”), an affiliate of Jeffries, up to 3,582,880 newly issued shares of common stock , which the Company registered for resale on the Resale Registration Statement. The Company expects JCS to lend these shares to borrowers who will sell the shares and use the resulting short position to replace any hedge position created in connection with the initial share loans with Jeffries. The borrowers may effect such transactions by selling the shares at various prices from time to time through Jefferies, which may receive compensation in the form of discounts, concessions or commissions from the selling shareholders and/or from purchasers of Company's common stock for whom Jefferies may act as agent. As of September 30, 2019, the fair value of the 3.5 million outstanding loaned shares was $15.7 million based on the closing price of the common stock on September 30, 2019.

The shares borrowed under the Share Lending Agreement would need to be returned to the Company, upon the maturity of the Convertible Bond Debt, as well as under the following circumstances:

•JCS may terminate all or any portion of a loan at any time; and
•JCS or the Company may terminate any or all outstanding loss upon a default by the other party or the bankruptcy of JCS or the Company.
The holders of the shares issued under the Share Lending Agreement will have the right to vote the shares on all matters submitted to a vote of the Company’s shareholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of common stock. However, the Company expects JCS:
(a) to pay to the Company an amount equal to cash dividends, if any, that the Company pays on the shares borrowed under the Replacement Loan;
(b) to pay or deliver, as the case may be, to the Company any other distribution, other than in a liquidation or a reorganization in bankruptcy, that the Company makes on the shares borrowed under the Share Lending Agreement; and
(c) not to vote the shares borrowed under the Share Lending Agreement on any matter submitted to a vote of the Company’s shareholders, except in certain circumstances where such vote is required for quorum purposes.

In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock. This amount and certain related transaction costs have been recorded in the Additional paid-in capital in the Condensed Consolidated Balance Sheet as of September 30, 2019.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required ( i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of JCS in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of borrowed shares, the loaned shares are not considered issued and outstanding for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share. If JCS were to file bankruptcy or commence similar administrative, liquidating or restructuring proceedings, the Company will have to consider 3.5 million shares lent to JCS as issued and outstanding for the purposes of calculating earnings per share.

New Ultraco Debt Facility

On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility, as the borrower (the "New Ultraco Debt Facility"), with the Company and certain of its indirect vessel-owning subsidiaries, as guarantors (the “Guarantors”), the lenders party thereto, the swap banks party thereto, ABN AMRO Capital USA LLC ("ABN AMRO"), Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB ( PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, and ABNAMRO, as arranger, security trustee and facility agent. The New Ultraco Debt Facility provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility (as defined below) and the New First Lien Facility (as defined below) in full and for general corporate purposes. Subject to certain conditions set forth in the New Ultraco Debt Facility, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

As of September 30, 2019, the availability under the revolving credit facility was $55.0 million.

On October 1, 2019, Ultraco, the Company, and certain initial and additional guarantors entered into a first amendment to the New Ultraco Debt Facility (the "First Amendment"). Pursuant to the First Amendment, Ultraco requested that the incremental lenders under the New Ultraco Debt Facility make incremental commitments and loans to Ultraco (the "First Incremental Borrowings").

Pursuant to the First Amendment, Ultraco requested that the incremental lenders under the New Ultraco Debt Facility make (i) incremental commitments (the “Incremental Commitments”) pursuant to the first of up to two increases in the term facility commitments and (ii) loans to Ultraco in up to two borrowings during the period from the effective date of the First Amendment to December 31, 2019 (the “First Incremental Commitment Availability Period”) in an aggregate principal amount equal to the lesser of (x) $34,320,000 and (y) the sum of 50% of the aggregate fair market value of certain additional vessels to be financed by such Incremental Commitments, plus 55% of the aggregate fair market value of any additional young vessels to be financed by such Incremental Commitments, and in any case in a maximum borrowed amount of $11,440,000 per Additional Young Vessel financed by the relevant borrowing (collectively, the “First Incremental Borrowings”). Ultraco must repay the aggregate principal amount of the First Incremental Borrowings in (i) sixteen consecutive quarterly principal repayment installments of an amount equal to $765,000 (subject to pro rata reduction if the total amount of the First Incremental Borrowings is less than $34,320,000) beginning on January 29, 2020 and occurring every 90 days thereafter and (ii) a final balloon payment in an amount equal to the aggregate principal amount of the First Incremental Borrowings on January 25, 2024, the maturity date of the New Ultraco Debt Facility.

On October 4, 2019, pursuant to the Incremental Commitments, Ultraco borrowed $34.3 million, which the Company will use for general corporate purposes, including capital expenditures relating to the installation of scrubbers. The First Incremental Borrowings are secured by the three Ultramax vessels that the Company acquired in September 2019 and took possession -M/V Copenhagen Eagle, M/V Dublin Eagle and M/V Sydney Eagle.

The New Ultraco Debt Facility matures on January 25, 2024 (the “New Ultraco Maturity Date”). Pursuant to the terms of the facility, Ultraco must repay the aggregate principal amount excluding the amounts borrowed under the First Amendment, of $5.1 million in quarterly installments for the first year and $6.5 million in quarterly installments from the second year until the New Ultraco Maturity Date. Additionally, there are semi-annual catch up amortization payments from excess cash flow with a maximum cumulative payable of $4.6 million, with a final balloon payment of all remaining outstanding debt to be made on the New Ultraco Maturity Date.

Ultraco’s obligations under the New Ultraco Debt Facility are secured by, among other items, a first priority mortgage on 24 vessels owned by the Guarantors as identified in the New Ultraco Debt Facility and such other vessels that it may from time to time include with the approval of the Lenders (the “Ultraco Vessels”).

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco (as defined below) and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any

Restricted Subsidiary to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the New Ultraco Debt Facility requires the Company, on a consolidated basis, excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The New Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Guarantors. The Company is in compliance with its financial covenants under the New Ultraco Debt Facility as of September 30, 2019.

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

The Norwegian Bond Debt is guaranteed by the limited liability companies that are subsidiaries of the Issuer and the legal and beneficial owners of 23 security vessels (the "Shipco Vessels") in the Company’s fleet, and are secured by, among other things, mortgages over such security vessels. Pursuant to the Bond Terms, interest on the Bonds will accrue at a rate of 8.25% per annum on the nominal amount of each of the Bonds from November 28, 2017, payable semi-annually on May 29 and November 29 of each year (each, an “Interest Payment Date”), commencing May 29, 2018. The Bonds will mature on November 28, 2022. On each Interest Payment Date from and including November 29, 2018, the Issuer must repay an amount of $4.0 million, plus accrued interest thereon. Any outstanding Bonds must be repaid in full on the maturity date at a price equal to 100% of the nominal amount, plus accrued interest thereon.

The Issuer may redeem some or all of the outstanding Bonds at any time on or after the Interest Payment Date in May 2020 (" the First Call Date") at the redemption prices set forth in the Bond Terms, plus accrued interest on the redeemed amount. Prior to the First Call Date, the Issuer may redeem some or all of the outstanding Bonds at a price equal to 100% of the nominal amount of the Bonds plus a "make-whole" premium and accrued and unpaid interest to the redemption date. Upon a change of control of the Company, each holder of the Bonds has the right to require that the Issuer purchase all or some of the Bonds held by such holder at a price equal to 101% of the nominal amount, plus accrued interest.

The Bond Terms contain certain financial covenants that the Issuer’s leverage ratio, defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels, must not exceed 75.0% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Shipco is in compliance with its financial covenants under the Bond Terms as of September 30, 2019.

During the nine months ended September 30, 2019, the Company sold four vessels, Kestrel, Thrasher, Condor and Merlin, for combined net proceeds of $29.6 million. Additionally, the Company sold one vessel, Thrush, in 2018 for net proceeds of $10.8 million. Pursuant to the Bond Terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco. As a result, the Company recorded the proceeds from the sale of these vessels as restricted cash in the Condensed Consolidated Balance Sheet.

On November 6, 2018, the Company received approval for an amendment to the Bond Terms to allow for the proceeds from the sale of vessels owned by for partial financing of scrubbers. As of September 30, 2019, the Company used $11.0 million of proceeds received from sale of Shipco Vessels for financing of scrubbers.

The Bond Terms also contain certain customary events of default. The Bond Terms also contain certain customary negative covenants that may restrict the Company's and the Issuer's ability to take certain actions.

Super Senior Facility

On December 8, 2017, Shipco entered into the Super Senior Revolving Facility Agreement (the "Super Senior Facility"),

by and among Shipco as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent, which provides for a revolving credit facility in an aggregate amount of up to $15.0 million. The proceeds of the Super Senior Facility, which are currently undrawn, are expected, pursuant to the terms of the Super Senior Facility, to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries. The Super Senior Facility matures on August 28, 2022. Shipco incurred $0.2 million as other financing costs in connection with the transaction, which was recorded as deferred financing costs on the Condensed Consolidated Balance Sheet at September 30, 2019.

As of September 30, 2019, the availability under the Super Senior Facility is $15.0 million.

The outstanding borrowings under the Super Senior Facility bear interest at LIBOR plus 2.00% per annum and commitment fees of 40% of the applicable margin on the undrawn portion of the facility. For each loan that is requested under the Super Senior Facility, Shipco must repay such loan along with accrued interest on the last day of each interest period relating to the loan.

Shipco’s obligations under the Super Senior Facility are guaranteed by the limited liability companies that are subsidiaries of Shipco and the legal and beneficial owners of 23 vessels in the Company’s fleet (the “Eagle Shipco Vessel Owners”), and are secured by, among other things, mortgages over such vessels.The Super Senior Facility ranks super senior to the Bonds with respect to any proceeds from any enforcement action relating to security or guarantees for both the Super Senior Facility and the Bonds.

The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, limit Shipco’s and its subsidiaries’ ability to, among other things, do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants under the Super Senior Facility as of September 30, 2019.

The Super Senior Facility also contains certain customary events of default.

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

On January 25, 2019, the Company repaid the outstanding balances of the Term Loan and the Revolving Loan together with accrued interest as of that date and discharged the debt under the New First Lien Facility in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.1 million representing the outstanding balance of debt issuance costs as a loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

Original Ultraco Debt Facility

On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Original Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”), and certain lenders thereto.

On January 25, 2019, the Company repaid the outstanding balance of the Original Ultraco Debt facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.2 million representing the outstanding balance of debt issuance costs as a loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

Interest Rates

2019

For the nine months ended September 30, 2019, the interest rate on the New First Lien Facility, which was repaid on January 25, 2019, ranged from 5.89% to 6.01% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 6.45%.

For the three and nine months ended September 30, 2019, the interest rate on the Convertible Bond Debt was 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 10.14%.

For the three months ended September 30, 2019, the interest rate on the New Ultraco Debt Facility ranged from 4.68% to 4.76% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 5.27%.

For the nine months ended September 30, 2019, the interest rate on the New Ultraco Debt Facility ranged from 4.15% to 5.26% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 4.93%.

For the nine months ended September 30, 2019, the interest rate on the Original Ultraco Debt Facility, which was repaid on January 25, 2019, was 5.28% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 6.80%.

For the three and nine months ended September 30, 2019, interest rates on our outstanding debt under the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the three and nine months ended September 30, 2019 was 9.07% and 8.97%, respectively. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

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

For the three and nine months ended September 30, 2018, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 8.80%.

For the three months ended September 30, 2018, the interest rate on the Original Ultraco Debt Facility ranged from 5.28% to 5.34% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 5.70%.

For the nine months ended September 30, 2018, the interest rates on the Original Ultraco Debt Facility ranged from 4.64% to 5.34% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 5.60%.

The following table summarizes the Company’s total interest expense for:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
New First Lien Facility interest	$—	$920,662	$293,544	$2,596,855
Convertible Bond Debt interest	951,050	—	951,050	—
New Ultraco Debt Facility interest	1,781,577	—	5,122,441	—
Norwegian Bond Debt interest	4,077,332	4,216,667	12,133,000	12,420,834
Original Ultraco Debt Facility interest	—	942,879	362,257	2,680,580
Amortization of debt discount and debt issuance costs	1,136,445	463,618	2,265,374	1,433,971
Commitment fees on revolving credit facilities	170,889	31,000	484,785	90,666
Total Interest Expense	$8,117,293	$6,574,826	$21,612,451	$19,222,906

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations, excluding the impact of any future vessel sales for the next five years.

	Norwegian Bond Debt	New Ultraco Debt Facility *	Convertible Bond Debt	Total
Three months ending December 31, 2019	$4,000,000	$5,048,671	$—	$9,048,671
2020	8,000,000	24,649,394	—	32,649,394
2021	8,000,000	26,134,297	—	34,134,297
2022	172,000,000	26,134,297	—	198,134,297
2023	—	26,134,297	—	26,134,297
Thereafter	—	35,241,702	114,120,000	149,361,702
	$192,000,000	$143,342,658	$114,120,000	$449,462,658
* The scheduled maturities exclude the impact of the additional debt incurred under the First Amendment of the New Ultraco Debt Facility on October 1, 2019.
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

For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties. As of September 30, 2019, the Company has International Swaps and Derivatives Association (ISDA) agreements with two applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties. As of September 30, 2019, no collateral had been received or pledged related to these derivative instruments.

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Balance Sheets is as follows:

		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as hedging instruments	Location of loss/(gain) recognized	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
FFAs	Other expense/(income)	$2,070,019	$163,848	$939,026	$246,280
Bunker Swaps	Other expense/(income)	845,044	(363,192)	(299,113)	(1,085,601)
Total		$2,915,063	$(199,344)	$639,913	$(839,321)

Derivatives not designated as hedging instruments	Balance Sheet location	September 30, 2019	December 31, 2018
FFAs - Unrealized gain	Other current assets	$367,905	$669,240
FFAs - Unrealized loss	Fair value of derivatives	215,400	—
Bunker Swaps - Unrealized loss	Fair value of derivatives	550,932	929,313
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of September 30, 2019 and December 31, 2018, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $1.3 million and $0.8 million, respectively, which is recorded within Other current assets in the Condensed Consolidated Balance Sheets.

Note 6. Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the Condensed Consolidated Balance Sheets for interest-bearing deposits approximate their fair value due to the short-term nature thereof.
Debt—the carrying amounts of borrowings under the Norwegian Bond Debt, Convertible Bond Debt and the New Ultraco Debt Facility (prior to application of the discount and debt issuance costs) including the Revolving Loan, approximate their fair value, due to the variable interest rate nature thereof.
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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our short-term investments and debt balances under the Convertible Bond Debt, Norwegian Bond Debt and the New Ultraco Debt Facility.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

September 30, 2019

		Fair Value
	Carrying Value	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$101,123,450	$101,123,450	$—
Liabilities
Norwegian Bond Debt (2)	187,509,565	—	192,240,000
New Ultraco Debt Facility (3)	140,392,735	—	143,342,658
Convertible Bond Debt (5)	91,924,874		120,111,300
December 31, 2018

		Fair Value
	Carrying Value	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$78,163,638	$78,163,638	$—
Liabilities
Norwegian Bond Debt (2)	190,469,155	—	195,040,000
New First Lien Facility (4)	58,939,307	—	60,000,000
Original Ultraco Debt Facility (4)	81,351,115	—	82,600,000

(1) Includes non-current restricted cash aggregating $29.6 million at September 30, 2019 and $11.0 million at December 31, 2018.
(2) The fair value of the Bonds is based on the last trades on September 25, 2019 and December 21, 2018 on Bloomberg.com.
(3) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on September 30, 2019.
(4) The New First Lien Facility and the Original Ultraco Debt Facility were discharged in full on January 25, 2019. Please refer to Note 4 Debt to the condensed consolidated financial statements.
(5) The fair value of the Convertible Bond Debt is based on the last trade on September 30, 2019 on Bloomberg.com.

Note 7. Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.
In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma) (the “OFAC Disclosure”). At the time of such apparent violations, the Company had a different senior operational management team. Notwithstanding the fact that the apparent violations took place under a different senior operational management team and although the Company’s new Board of Directors and management have implemented robust remedial measures and significantly enhanced its compliance safeguards, there can be no assurance that OFAC will not conclude that these past actions warrant the imposition of civil penalties and/or referral for further investigation by the U.S. Department of Justice. The report was provided to OFAC for the agency’s review, consideration and determination regarding what action, if any, may be taken in resolution of this matter. The Company will continue to cooperate with the agency regarding this matter and cannot estimate when such review will be concluded. While the ultimate impact of these matters cannot be determined, there can be no assurance that the impact will not be material to the Company’s condensed consolidated financial statements.

Note 8. Income/(loss) Per Common Share
The computation of basic net income/(loss) per share is based on the weighted average number of common stock outstanding for the three and nine months ended September 30, 2019 and 2018. Diluted net income per share gives effect to stock awards, stock options and restricted stock units using the if-converted method and treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of September 30, 2019 does not include 1,567,032 stock awards, 2,284,796 stock options and 152,266 warrants, as their effect was anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of the Basic loss per share for the three and nine months ended September 30, 2019. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and did not include the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted loss per share for the three months and nine months ended September 30, 2019 as their effect was anti-dilutive. Diluted net income per share for the three months ended September 30, 2018 does not include 1,452 stock awards, 352,000 stock options and 152,266 warrants, as their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net (loss)/income	$(4,562,989)	$2,584,822	$(10,525,662)	$6,088,334
Weighted Average Shares - Basic	71,349,895	70,649,556	71,327,454	70,539,951
Dilutive effect of stock options and restricted stock units	—	1,707,099	—	1,315,732
Weighted Average Shares - Diluted	71,349,895	72,356,655	71,327,454	71,855,683
Basic (loss)/income per share	$(0.06)	$0.04	$(0.15)	$0.09
Diluted (loss)/income per share	$(0.06)	$0.04	$(0.15)	$0.08
Note 9. Stock Incentive Plans
On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 5,348,613 shares of common stock, which may be issued under the 2016 Plan. The 2016 Plan replaced the post-emergence Management Incentive Program (the “2014 Plan”) and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired, otherwise terminated, or canceled. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2018 at the fair market value equivalent to the maximum statutory withholding obligation and remitted that amount in cash to the appropriate taxation authorities. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 2,500,000 shares to a maximum of 7,848,613 shares of common stock.
On January 2, 2019, the Company granted 781,890 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on December 31, 2018 was $3.7 million. The shares will vest in equal installments over a three-year term. Additionally, the Company granted 28,200 common stock to its board of directors. The fair value of the grant based on the closing share price of December 31, 2018 was $0.1 million. The shares vested immediately. The amortization of the above grant is $0.5 million and $1.7 million, respectively for the three and nine months ended September 30, 2019, which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
As of September 30, 2019 and December 31, 2018, stock awards covering a total of 1,567,032 and 1,496,953 of the Company’s common stock, respectively, are outstanding under the 2014 Plan and 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.
As of September 30, 2019 and December 31, 2018, vested options covering 2,086,588 and 1,506,461 of the Company’s common stock, respectively, are outstanding with exercise prices ranging from $4.28 to $505.00 per share.
As of September 30, 2019 and December 31, 2018, unvested options covering 198,208 and 791,835 of the Company's common stock, respectively, are outstanding with exercise prices ranging from $4.28 to $5.56 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within five years from the effective date.
Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Stock awards /Stock Option Plans	$1,155,223	$2,100,056	$3,827,902	$8,020,566
The future compensation to be recognized for all the grants issued for the three month period ending December 31, 2019, and the years ending December 31, 2020 and 2021 will be $1.0 million, $1.6 million and $0.4 million, respectively.

Note 10. Subsequent Events

Vessel Purchases

The Company took delivery of the vessel, Santos Eagle, on October 7, 2019. This vessel was part of the purchase of six Ultramax vessels during the third quarter of 2019. Please refer to Note 3 Vessels for further information.
New Ultraco Debt Facility Accordion

On October 1, 2019, Ultraco, the Company, and the Guarantors entered into the First Amendment to the New Ultraco Debt Facility, primarily for the purpose of requesting Incremental Commitments. Pursuant to the First Amendment, Ultraco requested that the incremental lenders under the Credit Agreement make incremental commitments and loans to Ultraco. On October 4, 2019, pursuant to the Incremental Commitments, Ultraco borrowed $34,320,000, which the Company will use for general corporate purposes, including capital expenditures relating to the installation of exhaust gas cleaning systems, or scrubbers. Please refer to Note 4 Debt to the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2018, which were included in our Form 10-K, filed with the SEC on March 13, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
We are Eagle Bulk Shipping Inc., a Marshall Islands corporation incorporated on March 23, 2005 and headquartered in Stamford, Connecticut. We own one of the largest fleets of Supramax/Ultramax drybulk vessels in the world. Supramax drybulk vessels range in size from approximately 50,000 to 59,000 dwt and Ultramax drybulk vessels range in size from 60,000 to 65,000 dwt. Supramax and Ultramax vessels are equipped with cranes and grabs, which are used to load and discharge cargo. We provide all management services which includes strategic, commercial, operational, technical, and administrative services, to our owned fleet. We also provide transportation solutions to a diverse group of customers, including miners, producers, traders and end users. Typical cargoes we transport include both major bulk cargoes, such as coal, grain, and iron ore, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of September 30, 2019, we owned and operated a modern fleet of 47 Supramax/Ultramax drybulk vessels. We charter-in three Ultramax vessels on a long term basis with the lease terms ranging between one to two years. In addition, the Company charters-in third-party vessels on a short to medium term basis.
We are focused on maintaining a high quality fleet that is concentrated primarily in Supramax/Ultramax drybulk carriers. These vessels have the cargo loading and unloading flexibility of on-board cranes while offering cargo carrying capacities approaching that of Panamax drybulk vessels, which range in size from 72,000 to 83,000 dwt and rely on port facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class vessels make them attractive to cargo interests and vessel charterers. The Company’s owned operating fleet consisted of 47 drybulk vessels, with an aggregate carrying capacity of 2,755,741 dwt with an average age of approximately 8.8 years as of September 30, 2019.
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

Convertible Bond Debt

On July 29, 2019, the company issued $114.12 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2024 (the “Convertible Bond Debt”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in offshore transactions outside of the United States in reliance on Regulation S under the Securities Act. Please refer to the Note 4 Debt to the condensed consolidated financial statements for further information.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of September 30, 2019:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Nov 2019	$11,500

Canary	2009	57,809	Oct 2019	Shipyard	(1)

Cape Town Eagle	2015	63,707	Oct 2019	$10,500

Cardinal	2004	55,362	Oct 2019	$24,000

Copenhagen Eagle	2015	63,495	Nov 2019	Voyage

Crane	2010	57,809	Nov 2019	Voyage

Crested Eagle	2009	55,989	Oct 2019	$11,000

Crowned Eagle	2008	55,940	Oct 2019	Voyage

Dublin Eagle	2015	63,550	Oct 2019	Voyage

Egret Bulker	2010	57,809	Oct 2019	Shipyard	(1)

Fairfield Eagle	2013	63,301	Nov 2019	Voyage

Gannet Bulker	2010	57,809	Oct 2019	Shipyard	(1)

Golden Eagle	2010	55,989	Oct 2019	Shipyard	(1)

Goldeneye	2002	52,421	Nov 2019	Voyage

Grebe Bulker	2010	57,809	Nov 2019	$10,800

Greenwich Eagle	2013	63,301	Oct 2019	Voyage

Groton Eagle	2013	63,301	Nov 2019	$27,500

Hamburg Eagle	2014	63,334	Oct 2019	$16,250

Hawk I	2001	50,296	Apr 2020	$10,750

Ibis Bulker	2010	57,809	Oct 2019	Voyage

Imperial Eagle	2010	55,989	Oct 2019	Voyage

Jaeger	2004	52,483	Oct 2019	Voyage

Jay	2010	57,809	Oct 2019	$21,800

Kingfisher	2010	57,809	Oct 2019	$4,500

Madison Eagle	2013	63,301	Oct 2019	Shipyard	(1)

Martin	2010	57,809	Oct 2019	Voyage

Mystic Eagle	2013	63,301	Oct 2019	$15,000

New London Eagle	2015	63,140	Oct 2019	$13,150

Nighthawk	2011	57,809	Oct 2019	$15,000

Oriole	2011	57,809	Oct 2019	$12,500

Osprey I	2002	50,206	Oct 2019	Voyage

Owl	2011	57,809	Oct 2019	$12,250

Petrel Bulker	2011	57,809	Oct 2019	$15,500

Puffin Bulker	2011	57,809	Oct 2019	$19,200

Roadrunner Bulker	2011	57,809	Oct 2019	$12,500

Rowayton Eagle	2013	63,301	Oct 2019	$14,850

Sandpiper Bulker	2011	57,809	Oct 2019	$17,000

Shrike	2003	53,343	Oct 2019	Voyage

Singapore Eagle	2017	63,386	Oct 2019	Voyage

Skua	2003	53,350	Oct 2019	$11,000

Southport Eagle	2013	63,301	Oct 2019	$11,000

Stamford Eagle	2016	61,530	Oct 2019	Voyage

Stellar Eagle	2009	55,989	Oct 2019	$11,000

Stonington Eagle	2012	63,301	Nov 2019	Voyage

Sydney Eagle	2015	63,523	Oct 2019	$17,500

Tern	2003	50,209	Dec 2019	$12,000

Westport Eagle	2015	63,344	Oct 2019	Voyage

(1)	The vessels are at shipyard undergoing drydock or installation of scrubbers or BWTS or all of the listed.

Fleet Management
The management of our fleet includes the following functions:

•	Strategic management. We locate and obtain financing and insurance for the purchase and sale of vessels.

•	Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•	Technical management. We have established an in-house technical management function to perform day-to-day operations and maintenance of our vessels.

Commercial and Strategic Management
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We also have offices in Singapore and Copenhagen, Denmark, through which we provide round the clock management services to our owned and chartered-in fleet. During the third quarter of 2019, the Company closed its operations in Hamburg, Germany and opened a new office in Copenhagen, Denmark. We currently have 91 shore-based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:
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
Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019 except for the new accounting pronouncement adopted as of January 1, 2019 relating to the adoption of ASC 842. Please refer to Note 2 Recent Accounting Pronouncements to the condensed consolidated financial statements for further discussion.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the value of stock-based compensation,the fair value of debt component of the Convertible Bond Debt, the fair value of operating lease right-of-use assets and the fair value of derivatives. Actual results could differ from those estimates.

Results of Operations for the three and nine months ended September 30, 2019:
Fleet Data
We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Ownership Days	4,156	4,304	12,485	12,910
Chartered-in Days	931	632	2,937	2,443
Available Days	4,780	4,824	14,856	15,006
Operating Days	4,738	4,775	14,742	14,880
Fleet Utilization (%)	99.1%	99.0%	99.2%	99.2%
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

•
Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine months ended September 30, 2019, the Company completed drydock for five vessels and three vessels were undergoing drydock as of September 30, 2019.

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

The following table represents Net charter hire income (a non-GAAP measure) for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues, net	$74,110,376	$69,092,740	$220,891,288	$223,402,049
Less: Voyage expenses	19,446,294	15,126,287	66,259,590	54,845,843
Less: Charter hire expenses	11,345,615	7,459,921	34,017,002	27,836,243
Net charter hire income	$43,318,467	$46,506,532	$120,614,696	$140,719,963

% Net charter hire income from
Time charters	69%	71%	62%	65%
Voyage charters	31%	29%	38%	35%

Revenues
Our revenues are derived from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% of the total daily charter hire rate of each charter to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter.
Net time and voyage charter revenues for the three months ended September 30, 2019 were $74.1 million compared with $69.1 million recorded in the comparable quarter in 2018. The increase in revenue was primarily attributable to a change in the mix between our time and voyage charter business, partly offset by lower charter rates and a decrease in available days. The lower ownership days in the current quarter were due to the sale of vessels Condor and Merlin in the first quarter of 2019, the Thrasher in the second quarter of 2019, and the Kestrel in the third quarter of 2019 which was offset by the purchase of one vessel in the first quarter of 2019 and three vessels in the third quarter of 2019, as well as an increase in chartered-in days. The lower available days during the three months ended September 30, 2019 were impacted by the higher off hire days due to drydocks and installation of scrubbers and ballast water systems on our vessels.
Net time and voyage charter revenues for the nine months ended September 30, 2019 and 2018 were $220.9 million and $223.4 million, respectively. The decrease in revenue was primarily due to lower charter rates and a decrease in available days due to lower ownership days as well as an increase in off hire days due to drydocks and the installation of scrubbers and ballast water systems, which was offset in part by an increase in chartered-in days.

Voyage Expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three months ended September 30, 2019 were $19.4 million, compared to $15.1 million in the comparable quarter in 2018. The increase was mainly attributable to an increase in our voyage charter business.
Voyage expenses for the nine months ended September 30, 2019 and 2018 were $66.3 million and $54.8 million, respectively. The increase in our voyage charter business year over year contributed to the increase in voyage expenses.

Vessel Expenses

Vessel expenses for the three months ended September 30, 2019 were $20.0 million compared to $19.6 million in the comparable quarter in 2018. The increase in vessel expenses was attributable to increased crew wages, expenses for lubes and spares and repair expenses offset in part by a decrease in ownership days after the sale of vessels Condor and Merlin in the first quarter of 2019, the vessel Thrasher in the second quarter of 2019, and the vessel Kestrel in the third quarter of 2019. The ownership days were also impacted by the purchase of one Ultramax vessel in January 2019 and three Ultramax vessels in September 2019. The ownership days for the three months ended September 30, 2019 and 2018 were 4,156 and 4,304, respectively.
Vessel expenses for the nine months ended September 30, 2019 and 2018 were $60.0 million and $61.2 million, respectively. The decrease in vessel expenses is primarily attributable to a decrease in ownership days subsequent to the sale of four vessels during the nine months ended September 30, 2019 offset by the purchase and delivery of one Ultramax vessel in January 2019 and three Ultramax vessels in September 2019. The ownership days for the nine months ended September 30, 2019 and 2018 were 12,485 and 12,910, respectively.

We believe daily vessel operating expenses are a good measure for comparative purposes in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.
Average daily vessel operating expenses for our fleet for the three months ended September 30, 2019 and 2018 were $4,801 and $4,547, respectively.

Average daily vessel operating expenses for our fleet for the nine months ended September 30, 2019 and 2018 were $4,806 and $4,742, respectively.

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

Charter hire expenses
The charter hire expenses for the three months ended September 30, 2019 were $11.3 million compared to $7.5 million in the comparable quarter in 2018. The increase in charter hire expenses was principally due to an increase in the number of chartered-in vessels on a short-term basis. The total chartered-in days for the three months ended September 30, 2019 were 931 compared to 632 for the comparable quarter in the prior year. The Company currently charters in three Ultramax vessels on a long term basis with lease terms ranging from one to two years.
The charter hire expenses for the nine months ended September 30, 2019 and 2018 were $34.0 million and $27.8 million, respectively. The increase in charter hire expenses was primarily due to an increase in the number of chartered-in vessels. The total chartered-in days for the nine months ended September 30, 2019 and 2018 were 2,937 and 2,443, respectively.

Depreciation and Amortization

For the three months ended September 30, 2019 and 2018, total depreciation and amortization expense was $10.1 million and $9.5 million, respectively. Total depreciation and amortization expense for the three months ended September 30, 2019 includes $8.4 million of vessel and other fixed asset depreciation and $1.7 million relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended September 30, 2018 were $8.1 million of vessel and other fixed asset depreciation and $1.4 million of amortization of deferred drydocking costs. The increase in depreciation expense is due to the purchase of five Ultramax vessels since the third quarter of 2018, marginally offset by the sale of four vessels. The increase in drydock amortization was due to additional drydocks completed since the third quarter of 2018.
For the nine months ended September 30, 2019 and 2018, total depreciation and amortization expense was $29.2 million and $28.0 million, respectively. Total depreciation and amortization expense for the nine months ended September 30, 2019 includes $24.8 million of vessel and other fixed asset depreciation and $4.4 million relating to the amortization of deferred drydocking costs. Comparable amounts for the nine months ended September 30, 2018 were $24.1 million of vessel and other fixed asset depreciation and $3.9 million of amortization of deferred drydocking costs.
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
General and administrative expenses for the three months ended September 30, 2019 and 2018 were $8.5 million and $8.9 million, respectively. These general and administrative expenses include a stock-based compensation component of $1.2 million and $2.1 million for 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in stock-based compensation expense, which was partially offset by a marginal increase in office expenses due to the closing of our Hamburg, Germany office and the opening of our Copenhagen, Denmark office.
General and administrative expenses for the nine months ended September 30, 2019 and 2018 were $24.9 million and $27.7 million, respectively. These general and administrative expenses include a stock-based compensation component of $3.8 million and $8.0 million for 2019 and 2018, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in stock-based compensation expense offset by an increase in payroll and office expenses.
Interest Expense
Our interest expense for the three months ended September 30, 2019 and 2018 was $8.1 million and $6.6 million, respectively. The increase in interest expense is primarily due to an increase in our outstanding debt for the purchase of five Ultramax vessels since the third quarter of 2018 as well as the issuance of the Convertible Bond Debt in July 2019. Please refer to Note 4 Debt to the condensed consolidated financial statements.
The interest expense for the nine months ended September 30, 2019 and 2018 was $21.6 million and $19.2 million, respectively. The increase in interest expense is primarily due to an increase in our outstanding debt for the purchase of five Ultramax vessels since the third quarter of 2018 as well as the issuance of Convertible Bond Debt in July 2019.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the three months ended September 30, 2019 and 2018, the amortization of debt issuance costs was $1.4 million and $0.5 million, respectively. For the nine months ended September 30, 2019 and 2018, the amortization of debt issuance costs was $2.3 million and $1.4 million, respectively. The interest expense for the three and nine months ended September 30, 2019 includes $0.6 million non-cash interest expense representing the amortization of the equity component of the Convertible Bond Debt. Please refer to Note 4 Debt to the condensed consolidated financial statements for further information.

Loss on debt extinguishment

On January 25, 2019, the Company repaid the outstanding debt together with accrued interest as of that date under the New First Lien Facility and the Original Ultraco Debt Facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $2.3 million representing the outstanding balance of debt issuance costs, as a loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

Effects of Inflation
We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net cash provided by operating activities	$18,954,210	$38,489,828
Net cash used in investing activities	(100,391,287)	(3,329,011)
Net cash provided by financing activities	104,396,889	157,879
Net increase in cash, cash equivalents and restricted cash	22,959,812	35,318,696
Cash, cash equivalents and restricted cash at beginning of period	78,163,638	56,325,961
Cash, cash equivalents and restricted cash at end of period	$101,123,450	$91,644,657
Net cash provided by operating activities during the nine months ended September 30, 2019 was $19.0 million compared to $38.5 million during the nine months ended September 30, 2018. The cash flows from operating activities decreased as compared to the prior year primarily due to a decrease in the charter hire rates achieved in the current year.
Net cash used in investing activities during the nine months ended September 30, 2019 and 2018 was $100.4 million and $3.3 million, respectively. During the nine months ended September 30, 2019, the Company purchased four Ultramax vessels for $81.4 million, out of which $2.0 million was paid as an advance on one vessel as of December 31, 2018 and $6.0 million was paid as an advance for the purchase of three additional vessels to be delivered in the fourth quarter of 2019. This use of cash was partially offset by the proceeds from the sale of four vessels for $29.6 million. Additionally, the Company paid $44.5 million for the purchase and installation of scrubbers and ballast water treatment systems on our fleet. The Company also received insurance proceeds of $2.1 million for hull and machinery claims. During the nine months ended September 30, 2018, the Company purchased one Ultramax vessel for $20.0 million, paid $4.2 million as an advance on the purchase of one Ultramax vessel, and paid $4.0 million for the purchase and installation of scrubbers. The Company sold two vessels for net proceeds of $20.5 million, after brokerage commission and selling expenses and redeemed a short-term certificate of deposit amounting to $4.5 million. Please refer to Note 3 Vessels to the condensed consolidated financial statements for further information.
Net cash provided by financing activities during the nine months ended September 30, 2019 and 2018 was $104.4 million and $0.2 million, respectively. On January 25, 2019, the Company completed a debt refinancing transaction and received net proceeds of $153.4 million, by entering into new term and revolver loan facilities under the New Ultraco Debt Facility and repaid all outstanding debt under the Original Ultraco Debt Facility and New First Lien Facility of $82.6 million and $65.0 million, respectively. The Company paid $3.2 million as debt issuance costs to the lenders under the New Ultraco Debt Facility. The Company repaid $4.0 million of the Norwegian Bond Debt and $10.1 million under the New Ultraco Debt Facility. On July 29, 2019, the Company received $112.5 million in net, proceeds from the Convertible Bond Debt net of debt discount. The Company incurred $0.8 million of debt issuance costs relating to the issuance of the Convertible Bond Debt and the New Ultraco Debt Facility. Additionally, the Company paid $0.9 million towards shares withheld for taxes due to the vesting of restricted shares. For the nine months ended September 30, 2018, the Company drew down $8.6 million under the Original Ultraco Debt Facility in connection with the purchase of one Ultramax vessel, offset in part by repayment of $5.0 million of the revolver loan under the New First Lien Facility. The Company paid $1.4 million of debt issuance costs on the debt facilities and $2.0 million towards shares withheld for taxes due to vesting of restricted shares.
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

Convertible Bond Debt

On July 29, 2019, the Company received net proceeds of approximately $112.5 million as a result of the issuance of the Convertible Bond Debt. As of September 30, 2019, the Company utilized $62.1 million of the net proceeds for purchase of three Ultramax vessels which were delivered to the Company in September 2019 and intends to use the remaining proceeds to purchase three more identified modern Ultramax vessels, as well as for general corporate purposes, including working capital. Please refer to Note 4 Debt to the condensed consolidated financial statements for further information.

New Ultraco Debt Facility
On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility, as the borrower (the "New Ultraco Debt Facility"), with the Company and certain of its indirectly vessel-owning subsidiaries, as guarantors, the lenders party thereto, the swap banks party thereto, ABN AMRO Capital USA LLC ("ABN AMRO"), Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB ( PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, and ABN AMRO, as arranger, security trustee and facility agent. The New Ultraco Debt Facility provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility and the New First Lien Facility in full and for general corporate purposes. Subject to certain conditions set forth in the credit agreement, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. Please refer to Note 4 Debt to the condensed consolidated financial statements for further information.

As of September 30, 2019, the availability under the revolving credit facility was $55.0 million.

On October 1, 2019, Ultraco, the Company, and certain initial and additional guarantors entered into a first amendment to the New Ultraco Debt Facility (the "First Amendment"). Pursuant to the First Amendment, Ultraco requested that the incremental lenders under the New Ultraco Debt Facility make incremental commitments and loans to Ultraco (the "First Incremental Borrowings"). On October 4, 2019, pursuant to the First Incremental Borrowings, Ultraco borrowed $34.3 million, which the Company will use for general corporate purposes, including capital expenditures relating to the installation of exhaust gas cleaning systems, or scrubbers. Please refer to Note 4 Debt to the condensed consolidated financial statements for further information.

Norwegian Bond Debt

On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200.0 million in aggregate principal amount of 8.250% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"), pursuant to those certain bond terms (the "Bond Terms"), dated as of November 22, 2017, by and between the Issuer and Nordic Trustee AS, as the Bond Trustee. After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds were approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction. Please refer to Note 4 Debt to the condensed consolidated financial statements.

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

As of September 30, 2019, the availability under the Super Senior Facility was $15.0 million.

Summary of Liquidity and Capital Resources

As of September 30, 2019, our cash and cash equivalents including restricted cash was $101.1 million, compared to $78.2 million at December 31, 2018. The Company had restricted cash of $29.6 million and $11.0 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the Company’s debt consisted of $192.0 million in outstanding bonds under the Norwegian Bond Debt, net of $4.5 million of debt discount and debt issuance costs, the New Ultraco Debt Facility of $143.3 million, net of $2.9 million of debt discount and debt issuance costs, and the Convertible Bond Debt of $114.1 million, net of $22.2 million of debt discount and issuance costs. The foregoing does not give effect to the $34.3 million borrowed in connection with the First Amendment described above.

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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the nine months ended September 30, 2019, five of our vessels completed drydock and three vessels were still in drydock as of September 30, 2019, and we incurred drydocking expenditures of $6.1 million. In the nine months ended September 30, 2018, nine vessels were drydocked and two vessels were still in drydock as of September 30, 2018, and we incurred drydocking expenditures of $6.5 million.
On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers, which are to be fitted on the Company's vessels. The agreements are comprised of firm orders for 19 scrubbers and up to an additional 18 units, at the Company’s option. On November 20, 2018, the Company announced that it had exercised its option to purchase 15 of the 18 optional scrubbers, and on January 23, 2019, the Company announced that it had exercised the remaining three options. The projected costs, including installation, is approximately $2.2 million per scrubber system. The Company intends to complete the installation of a majority of the 37 scrubbers prior to January 1, 2020, which is the implementation date of the new sulphur emission cap regulation, as set forth by the International Maritime Organization (“IMO”). The Company recorded $52.0 million of scrubber system costs in Other assets in the Condensed Consolidated Balance Sheet as of September 30, 2019. As of September 30, 2019, the Company completed and commissioned two scrubbers and subsequently reclassified $4.3 million from Other assets to Vessels and vessel improvements in the Condensed Consolidated Balance Sheet.
On August 14, 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on all of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company recorded $3.4 million for BWTS in Other assets in the Condensed Consolidated Balance Sheet as of September 30, 2019. As of September 30, 2019, the Company completed installation of BWTS on four vessels and subsequently reclassified $1.6 million from Other assets to Vessels and vessel improvements in the Condensed Consolidated Balance Sheet.
On July 10, 2019 and July 15, 2019, the Company agreed to purchase six high-specification Ultramax bulk carriers for approximately $122.8 million, subject to final documentation and customary closing conditions, to increase our fleet's operating capacity. As of September 30, 2019, the Company took delivery of three vessels, Dublin Eagle, Sydney Eagle and Copenhagen Eagle. The Company paid $62.1 million from the proceeds raised from the issuance of the Convertible Bond Debt. Additionally, the Company paid deposits of $6.0 million total for the three remaining vessels. The vessels are expected to be delivered in the fourth quarter of 2019.
Please see Note 4 Debt to the condensed consolidated financial statements for additional information.

The following table represents certain information about the estimated costs for anticipated vessel drydockings, ballast water treatment systems, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs(2) (in millions)
Quarter Ending	Off-hire Days(1)	BWTS	Scrubbers	Drydocks
December 31, 2019	587	$2.1	$32.1	$5.6
March 31, 2020	85	$1.4	$8.1	$—
June 30, 2020	66	$1.8	$0.3	$2.4
September 30, 2020	165	$2.9	$—	$4.4

(1) Actual duration of off-hire days will vary based on the condition of the vessel, yard schedules and other factors.
(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Other Contingencies
We refer you to Note 7 Commitments and Contingencies to our condensed consolidated financial statements for a discussion of our contingencies related to claim litigation. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019. For information regarding our use of certain derivative instruments, including forward freight agreements and bunker swaps, see Note 5 Derivatives to the condensed consolidated financial statements.
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
As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
None.

Item 6 – Exhibits
EXHIBIT INDEX

4.1
Indenture, dated July 29, 2019, by and between Eagle Bulk Shipping Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 2, 2019.

4.2
Form of Note representing the Company's 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 2, 2019).

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*
The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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
Date: November 7, 2019
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: November 7, 2019