Form 10-K
period 2019-12-31
Eagle Bulk Shipping Inc.
filed 2020-03-12
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-Accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was approximately $157,456,718 based on the closing price of $5.24 per share on The Nasdaq Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain shareholders of the registrant holding above 10% of the outstanding shares of common stock; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 9, 2020, 76,720,822 shares of the registrant’s common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K for the registrant's fiscal year ended December 31, 2019.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) changes in demand in the drybulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of drybulk vessel newbuilding orders or lower than anticipated rates of drybulk vessel scrapping; (iii) changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union (the “EU”) or by individual countries; (iv) actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (v) changes in trading patterns significantly impacting overall drybulk tonnage requirements; (vi) changes in the typical seasonal variations in drybulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) significant deterioration in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures; (xii) the duration and impact of the novel coronavirus ("COVID-19") pandemic; (xiii) the relative cost and availability of low and high sulfur fuel oil; (xiv) our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xv) any legal proceedings which we may be involved from time to time; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). This discussion also includes statistical data regarding world drybulk fleet and order book and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Annual Report. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview and Recent Developments

        Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house (including: strategic, commercial, operational, technical, and administrative services) and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. We provide transportation solutions to a diverse group of customers, including miners, producers, traders, and user. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain coal, grain, and iron ore, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products.

Our owned fleet totals 50 vessels, with an aggregate carrying capacity of 2,946,188 dwt and had an average age of 8.7 years as of December 31, 2019.

Refinancing

        On January 25, 2019, Eagle Bulk Ultraco LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility (the "New Ultraco Debt Facility"), with the Company and certain of its indirect vessel-owning subsidiaries, as guarantors and certain lenders. The New Ultraco Debt Facility provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay in full (i) the outstanding debt including accrued interest under (a) the credit agreement, dated June 28, 2017, made by, among others, Ultraco, as borrower, the banks and financial institutions party thereto and ABN AMRO, as securities trustee and facility agent, in the original principal amount of up to $61.2 million (the “Original Ultraco Debt Facility”) and (b) the credit agreement, dated December 8, 2017, made by, among others Eagle Shipping LLC, a wholly-owned subsidiary of the Company (“Eagle Shipping”), as borrower, the entities and financial institutions party thereto and ABN AMRO, as security trustee and facility agent, in the original principal amount of up to $65.0 million (the “New First Lien Facility”), and (ii) for general corporate purposes. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. On October 1, 2019, Ultraco entered into a first amendment to the New Ultraco Debt Facility (the "First Amendment") to provide for incremental commitments, and pursuant to which on October 4, 2019, Ultraco borrowed $34.3 million for general corporate purposes, including capital expenditures relating to the installation of scrubbers.

On July 29, 2019, the Company issued $114.1 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2024 (the “Convertible Bond Debt”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). After deducting debt discount of $1.6 million, the Company received net proceeds of approximately $112.5 million. The Company used the proceeds for partial financing of six Ultramax vessels which were delivered to the Company in the third and fourth quarters of 2019.

Vessel acquisitions and sales

         On December 21, 2018, the Company signed a memorandum of agreement to purchase a 2015 built Ultramax vessel for $20.4 million. As of December 31, 2018, the Company paid a deposit of $2.0 million. The Company took delivery of the vessel, Cape Town Eagle, in January 2019.

For the year ended December 31, 2019, the Company sold four vessels (Condor, Merlin, Thrasher and Kestrel) for total net proceeds of $29.6 million after brokerage commissions and associated selling expenses. The Company recorded a net gain of $6.0 million from the sale of the four vessels in its Consolidated Statement of Operations for the year ended December 31, 2019.

During the third quarter of 2019, the Company entered into a series of agreements to purchase six Ultramax vessels with two different sellers. The aggregate purchase price for the six vessels including direct expenses was $124.3 million. The Company took delivery of the vessels in the third and fourth quarters of 2019.

Vessel upgrades - scrubbers and ballast water systems

        On August 14, 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on 40 of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company recorded $2.9 million as advances paid for BWTS as a noncurrent asset in the Consolidated Balance Sheet as of December 31, 2019. As of December 31, 2019, the Company completed installation of BWTS on nine vessels and recorded $3.8 million in Vessels and vessel improvements in the Consolidated Balance Sheet.

        On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers, which are to be fitted on the Company's vessels. The projected costs, including installation, is approximately $2.2 million per scrubber system. The Company completed installation of 24 scrubbers as of December 31, 2019 and recorded $52.4 million in Vessel and vessel improvements in the Consolidated Balance Sheet. Subsequent to year end, the Company is on track to complete the installation of all of its scrubbers by the end of March 2020. Additionally, the Company recorded $23.6 million as advances paid for scrubbers as a noncurrent asset in the Consolidated Balance Sheet as of December 31, 2019.

Business Strategy

Our vision is to be the leading integrated drybulk shipowner-operator through consistent outperformance and sustainable growth. We plan to achieve our vision by:

•Focusing on the most versatile drybulk vessel segment

We focus on owning-operating vessels within the mid-size Supramax/Ultramax segment. We consider this vessel segment to be the most versatile amongst the various drybulk asset classes due to the optimal size and specifications of Supramax/Ultramax ships. With a size ranging from 50,000 to 65,000 dwt and a length of approximately 200 meters, Supramax/Ultramax vessels are able to accommodate large cargo quantities and call on the majority of ports around the globe. In addition, these vessels are equipped with onboard cranes and grabs, giving them the ability to load and discharge cargoes without the need for shore-based port equipment/infrastructure. We believe the versatility and flexibility of Supramax/Ultramax vessels provide for improved risk-adjusted returns.

•Employing an active management strategy for fleet trading

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

•Executing on fleet renewal and growth

Since 2016, we have executed on a fleet renewal program with a total of 34 vessel transactions. We have acquired 20 modern Ultramax vessels and sold 14 of our older and less efficient Supramax vessels. We believe that these transactions have led to an improvement in the overall fleet makeup, with a lower average age and enhanced fuel efficiency and earnings generation capability.

•Investment in exhaust gas cleaning systems

We have implemented a comprehensive approach to compliance with IMO regulations that limit sulfur emissions from vessels to 0.5% down from 3.5% on a global basis to improve air quality. We are fully committed to compliance with the IMO 2020 sulfur regulations and believes that fitting scrubbers is the most cost-effective approach to achieve compliance for the majority of the ships in our fleet. Eagle is on track to have a total of 41 scrubbers fitted by the end of March 2020, making us the largest owner of scrubber fitted Supramax / Ultramax vessels in the world. The balance of our fleet will achieve compliance through consumption of compliant fuels.

•Performing technical management in-house

We perform all technical management services relating to vessel maintenance, vessel repairs and crewing. We believe maintaining technical management in-house allows us to better optimize operating costs and vessel performance.

•Implementing a prudent approach to balance sheet management

We believe the long-term success of our Company is contingent on maintaining a prudent approach to balance sheet management, including working capital optimization, diversifying capital sources, lowering cost of capital, limiting interest rate exposure, and optimizing debt profile.

•Enacting Corporate Social Responsibility

The Company is committed to enacting Environmental, Social and Governance (“ESG”). The business decisions we make, whether onboard our ships or shoreside, are guided by a maintaining a strong focus on the health and safety of our crew, our ships, and the environment. We are mindful to conduct ourselves as a responsible business, intent on encouraging accountability and transparency while promoting good decision-making.

•Emphasis on strong corporate governance

In order to ensure alignment with our shareholders, we place a great deal of emphasis on maintaining strong corporate governance. Our Board is comprised of independent directors (with the sole exception of our CEO), having an independent Chairman of the Board, and having a related party transaction approval policy. We believe good corporate governance encourages accountability and transparency, and promotes good decision-making. Our corporate governance has been recognized as one of the strongest in the industry.

•Abiding by our values

◦PASSION for excellence drives us
◦EMPOWERMENT of our people leads to better results
◦INTEGRITY defines our culture
◦RESPONSIBILITY to safety underpins every decision
◦FORWARD THINKING takes us to a more successful tomorrow

Our Fleet

The 50 vessels in our owned fleet as of December 31, 2019 are fitted with cargo cranes and cargo grabs that enable our vessels to load and unload cargo in ports that do not have shore-side cargo handling infrastructure in place. Our owned vessels are flagged in the Marshall Islands and are employed on time and voyage charters. Our owned fleet as of December 31, 2019 included the following vessels:

Vessel	Class	Dwt	Year Built

Bittern	Supramax	57,809	2009

Canary	Supramax	57,809	2009

Cape Town Eagle	Ultramax	63,707	2015

Cardinal	Supramax	55,362	2004

Copenhagen Eagle	Ultramax	63,495	2015

Crane	Supramax	57,809	2010

Crested Eagle	Supramax	55,989	2009

Crowned Eagle	Supramax	55,940	2008

Dublin Eagle	Ultramax	63,549	2015

Egret Bulker	Supramax	57,809	2010

Fairfield Eagle	Ultramax	63,301	2013

Gannet Bulker	Supramax	57,809	2010

Golden Eagle	Supramax	55,989	2010

Goldeneye	Supramax	52,421	2002

Grebe Bulker	Supramax	57,809	2010

Greenwich Eagle	Ultramax	63,301	2013

Groton Eagle	Ultramax	63,301	2013

Hamburg Eagle	Ultramax	63,334	2014

Hawk I	Supramax	50,296	2001

Hong Kong Eagle	Ultramax	63,472	2016

Ibis Bulker	Supramax	57,809	2010

Imperial Eagle	Supramax	55,989	2010

Jaeger	Supramax	52,483	2004

Jay	Supramax	57,809	2010

Kingfisher	Supramax	57,809	2010

Madison Eagle	Ultramax	63,301	2013

Martin	Supramax	57,809	2010

Mystic Eagle	Ultramax	63,301	2013

New London Eagle	Ultramax	63,140	2015

Nighthawk	Supramax	57,809	2011

Oriole	Supramax	57,809	2011

Osprey I	Supramax	50,206	2002

Owl	Supramax	57,809	2011

Petrel Bulker	Supramax	57,809	2011

Puffin Bulker	Supramax	57,809	2011

Roadrunner Bulker	Supramax	57,809	2011

Rowayton Eagle	Ultramax	63,301	2013

Sandpiper Bulker	Supramax	57,809	2011

Santos Eagle	Ultramax	63,537	2015

Shanghai Eagle	Ultramax	63,438	2016

Shrike	Supramax	53,343	2003

Singapore Eagle	Ultramax	63,386	2017

Skua	Supramax	53,350	2003

Southport Eagle	Ultramax	63,301	2013

Stamford Eagle	Ultramax	61,530	2016

Stellar Eagle	Supramax	55,989	2009

Stonington Eagle	Ultramax	63,301	2012

Sydney Eagle	Ultramax	63,529	2015

Tern	Supramax	50,209	2003

Westport Eagle	Ultramax	63,344	2015

Nature of Business

The following is a brief description of some of the commercial strategies we use to employ our vessels:

1)Time charter-out
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

2)Voyage Chartering
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

3)Vessel + Cargo Arbitrage
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

4)Time charter-in
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

5)Hedging (FFAs)
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

6)Asymmetric Optionality
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

(1)“Hire rate” refers to a sum of money paid to the vessel owner by a charterer under a time charter party for the use of a vessel. "Freight rate basis" means the sum of money paid to the vessel owner under a voyage charter or contract of affreightment (as defined below) based on the unit measurement of cargo loaded. “BSI” refers to the “Baltic Supramax Index” and the daily hire rate varies based on the Index. Please refer to the Glossary for further detail on how the BSI is calculated.
(2)“Voyage expenses” include fuel, port charges, canal tolls, and brokerage commissions.
(3)“Vessel expenses” include crewing, repairs and maintenance, insurance, stores, lubes and communication expenses.
(4)“Off-hire” refers to the time a vessel is unavailable to perform the service either due to scheduled or unscheduled repairs.
(5)The Company does not presently employ vessels in a Commercial Pool.

        The Company employs its fleet opportunistically in an effort to maximize earnings. The Company enters into charters and is continuously developing contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on short term chartering, the Company consistently monitors the drybulk shipping market and, based on market conditions, will consider entering into long-term time charters on our owned fleet when appropriate.

        The following summary represents the charter characteristics of our vessels as of December 31, 2019, 2018 and 2017.

	December 31, 2019	December 31, 2018	December 31, 2017
Time Charter	28	27	27
Voyage Charter	17	18	18
Drydock/scrubber installation	5	2	2
Total	50	47	47

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

Our Customers

        Our customers include some of the world's leading agricultural, mining, manufacturing and trading companies, as well as smaller , privately owned companies. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of an independent credit risk consultant. In 2019, 2018 and 2017, we did not have a customer who accounted for more than 10% of our revenue.

Operations

        There are two central aspects to the operation of our fleet:

•Commercial operations, which involve chartering and operating a vessel; and
•Technical operations, which involve maintaining, crewing and repairing a vessel.

        We carry out the commercial, technical and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company which maintains its principal executive offices in Stamford, Connecticut. We also have an office in Singapore which provides commercial and technical management services for our vessels. Additionally, our office in Copenhagen, Denmark provides commercial management services for our vessels. Our staff in the three offices worldwide provide the following services:

•Commercial operations and technical supervision;
•Vessel maintenance and repair;
•Vessel acquisition and sale;
•Legal, compliance and insurance services and
•Finance, accounting, treasury and information technology services.

We currently have an aggregate of approximately 92 shore-based personnel in our principal executive office in Stamford, Connecticut, as well as our offices in Copenhagen, Denmark and Singapore.

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

Commercial and Strategic Management

        We perform the commercial and strategic management of our fleet including obtaining employment for our vessels and maintaining relationships with the charterers of our vessels. We have three offices across the globe including Copenhagen, Singapore and Stamford which allows for 24 hour global market coverage. We believe that due to our management team’s experience in operating drybulk vessels, we have access to a broad range of charterers and can employ our fleet efficiently in diverse market conditions and achieve high utilization rates.

        Being an active owner-operator means effectively seeking to operate our own vessels when possible, as compared with time chartering them to other operators, all with a view toward achieving higher-than-market net charter hire income. In doing so, we believe we can take advantage of rapidly changing market conditions and obtain better operational efficiencies from our fleet. In addition, we constantly look to arbitrage cargo and vessel positions by taking in additional vessels on time charter, and/or reletting cargo commitments on a voyage basis. We also constantly monitor the drybulk shipping market, and opportunistically time-charter vessels in for a period of time, where we typically obtain some optionality on the duration of the period. We also enter into FFAs contracts and bunker swaps to hedge exposures of physical commitments in order to mitigate market risk.

Technical Management

        We have established in-house technical management capabilities, through which we provide technical management services to all vessels in our fleet. Technical management includes managing day-to-day operation of the vessel and machinery, performing general maintenance, ensuring regulatory and classification society compliance, supervising the general efficiency of vessels, arranging the hire of qualified officers and crew, planning, arranging and supervising drydocking and repairs, purchasing supplies, spare parts, lubricants, and new equipment for vessels, appointing supervisors and technical consultants.

We currently crew our vessels primarily with officers and crew members from Ukraine, Russia, other Eastern European countries as well as the Philippines who are hired through four third-party crew managers. As of December 31, 2019, we employed approximately 974 officers and crew members on our owned fleet. The third-party crew managers recruit crew members with training, licenses and experience appropriate for our vessels. On board, our crews perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We often man our vessels with more crew members than are required by the vessel's flag safe manning requirement in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. The international collective bargaining agreements, to which we are a party, are typically renewed for a two-year term which was previously renewed on January 1, 2019.

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

Our vessels operate worldwide within the trading limits imposed by our insurance terms and do not operate in countries or territories that are subject to United States, European Union, United Kingdom or United Nations comprehensive country-wide or territory wide sanctions.

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

        We believe that the heightening levels of environmental and quality concerns among regulators, charterers and the insurance industry is leading to greater inspection and safety requirements on all vessels which may accelerate the scrapping of older vessels throughout the shipping industry. Increasing environmental regulations have created a demand for vessels that conform to the most up-to-date environmental standards, whether through retrofitting or new design. We strive to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and adherence to applicable international regulations. We believe that our vessels are in substantial compliance with environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations are subject to change and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.

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

Air Emissions

        Effective May 2005, Annex VI to MARPOL sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls of sulfur emissions known as “Emission Control Areas” (“ECAs”).

        MEPC adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010.  The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur. By January 1, 2020, sulfur content must not exceed 0.50%. Accordingly, ships now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content. If a vessel is not retrofitted with a scrubber, it will need to use low sulfur fuel, which is currently more expensive than standard marine fuel containing 3.5% sulfur content. This increased demand for low sulfur fuel has resulted in an increase in prices for such fuel and may result in additional increases.

We have implemented a comprehensive approach to compliance with IMO regulations that limit sulfur emissions from vessels to 0.5% down from 3.5% on a global basis to improve air quality. Eagle is fully committed to compliance with the IMO 2020 sulfur regulations and believe that fitting scrubbers is the most cost-effective approach to achieve compliance for the majority of the ships in our fleet. Eagle is on track to have a total of 41 scrubbers fitted by the end of March 2020, making us the largest owner of scrubber fitted Supramax / Ultramax vessels in the world. The balance of our fleet will achieve compliance through consumption of compliant fuels.

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

Pollution Control and Liability Requirements

        The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions.  For example, the IMO adopted the International Convention for the Control and Management of Ships' Ballast Water and Sediments in February 2004 (the “BWM Convention”). The BWM Convention’s implementing regulations called for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. On September 8, 2016, the BWM Convention met the requirement to be adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping, becoming effective 12 months later on September 8, 2017. Many of the implementation dates originally written in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period for installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install ballast water management systems (“BWTS”). For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the implementation dates of the BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This in effect makes all vessels constructed before the entry into force date “existing’ vessels and allows for the installation of a BWTS on such vessels at the first renewal survey following entry into force. The mid-ocean ballast exchange or ballast water treatment requirements became mandatory. On March 23, 2012, the USCG issued amended regulations relating to ballast water management for vessels operating in United States waters.

        Under relevant U.S. federal laws (the "BWTS Law"), USCG approved BWTS will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. An Alternative Management System (“AMS”) may be installed in lieu of a USCG approved BWTS. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval.

        On August 14, 2018, the Company entered into a contract for the installation of BWTS on all of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company recorded $2.9 million for BWTS as a noncurrent asset in the Consolidated Balance Sheet as of December 31, 2019. As of December 31, 2019, the Company completed installation of BWTS on nine vessels and recorded $3.8 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2019.

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

Compliance Enforcement

        The flag state, as defined by the UN Convention on the Law of the Sea, is responsible for implementing and enforcing a broad range of international maritime regulations with respect to all ships granted the right to fly its flag.  The “Shipping Industry Guidelines on Flag State Performance” evaluates and reports on flag states based on factors such as sufficiency of infrastructure, ratification, implementation, and enforcement of principal international maritime treaties, supervision of statutory ship surveys, casualty investigations, and participation at IMO and International Labour Organization (“ILO”) meetings. Our vessels are flagged in the Marshall Islands. Marshall Islands-flagged vessels have historically received a good assessment in the shipping industry.  We recognize the importance of a credible flag state and do not intend to use flag states with poor performance indicators.

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

        Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•Injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;
•Injury to, or economic losses resulting from, the destruction of real and personal property;
•Net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;
•Loss of subsistence use of natural resources that are injured, destroyed, or lost;
•Lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and
•Net cost of increased of additional public services necessitated by removal activities following a discharge of oil such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

        OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective November 19, 2015, the USCG adjusted the limits of OPA liability for non-tank vessels (e.g. drybulk) to the greater of $1,000 per gross ton or $939,000 (subject to periodic adjustment for inflation).  These limits of liability may not apply if an incident was caused by the violation of an applicable United States federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct.  The limitation on liability similarly may not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

        We currently maintain pollution liability coverage insurance in the amount of $1.0 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverages, it could have an adverse effect on our business and results of operation.

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

Greenhouse Gas Regulation

        As of January 1, 2019, owners and operators of ships above 5,000 gross tonnage are required to have a documented plan in place to monitor CO2 emissions to comply with the International Maritime Organization’s data collection system ("IMO DCS") requirement. The Company updated its existing Ship Energy Efficiency Management Plans ("SEEMP") in 2018 documenting the methodologies we decided to use for collecting and reporting the required data to flag state. Our updated SEEMPs have been verified by a recognized independent organization and we are collecting all relevant data in our onboard data collection system since the start of 2019.  Starting January 1, 2020 the recognized independent organization will review and certify the annual emission data submitted by each vessel and issue each vessel a Statement of Compliance.  The independent organization will then submit the data to the IMO Ship Fuel Oil Consumption Database.  IMO will be required to produce an annual report to the Marine Environmental Protection Committee (MEPC), summarizing the data collected.

        The Company also established and received approval for its EU MRV (Monitoring, Reporting, Verification) monitoring plans from an independent verifier in 2017.  The reporting requirements are similar to those under IMO DCS but only apply to ships calling at EU, Norway and Iceland ports.  Data collection takes place on a per voyage basis and started January 1, 2018.  The reported CO2 emissions, together with additional data, are independently verified before being sent to a central database managed by the European Maritime Safety Agency (EMSA).  The aggregated ship emission and efficiency data will be published by the European Commission by June 30, 2019 and then every consecutive year. The Company, together with our independent verifier, has completed the verification of our 2018 EU MRV data, well in advance of the April 30, 2019 submission deadline.

International Labour Organization

        The ILO is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006 (the “MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance will be required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. All of our vessels are compliant with the MLC 2006 and we intend to maintain them accordingly.

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

•On-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;
•On board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore; the development of vessel security plans;
•Ship identification number to be permanently marked on a vessel’s hull;
•A continuous synopsis record kept onboard showing a vessel’s history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and
•Compliance with flag state security certification requirements.

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

Financial Regulations

        Our business operations in countries outside the United States are subject to a number of laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as economic sanctions and trade embargoes administered by Office of Foreign Assets Control ("OFAC"). The FCPA prohibits bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic sanctions and trade embargoes based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

        In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). The Company had a different senior management team at the time of the apparent violations which occurred between 2011 and 2014. The Company’s new senior management and new Board of Directors self-reported the apparent violation and cooperated fully with OFAC's investigation and has since implemented robust remedial measures and significantly enhanced its compliance safeguards.

On January 23, 2020, Eagle Shipping International (USA) LLC (“ESI”), a subsidiary of the Company, entered into a settlement agreement (the “Settlement Agreement”) with OFAC in which ESI agreed to make a one-time payment to the U.S. Department of the Treasury in the amount of $1.125 million and undertake certain compliance commitments in exchange for OFAC agreeing to release and forever discharge the Company and its subsidiaries, including ESI, without any finding of fault, from any and all civil liability in connection with the apparent violations. The settlement does not constitute an admission of fault or wrongdoing by the Company or any of its subsidiaries.

Inspection by Classification Societies

        Every ocean-going vessel must be inspected and certified by a classification society. The classification society certifies that the vessel is "in class," signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

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

        For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

•Annual Surveys. For ocean-going ships, annual surveys are conducted for the hull and the machinery, including the electrical plant, and where applicable for special equipment classed, within three months before or after each anniversary date of the date of commencement of the class period indicated in the certificate.

•Intermediate Surveys. – Intermediate surveys typically are required two and one-half years after the vessel is commissioned, and thereafter at five year intervals. The first three intermediate surveys may be conducted while the vessel remains in the water, and thereafter the vessel must be dry-docked for each Intermediate Survey.

•Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey approximately every five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five year cycle. At an owner’s application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

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

Competition

        We compete with a large number of international drybulk owners. The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 5.0% of the on-the-water drybulk fleet. As of December 31, 2019, there are approximately 11,950 drybulk vessels over 10,000 dwt totaling approximately 877 million dwt. We compete with other (primarily private) owners of drybulk vessels in the Handysize, Supramax/Ultramax, and Panamax asset classes.

Competition in the shipping industry varies according to the nature of the contractual relationship as well as the specific commodity being shipped. Our business will fluctuate as a result of changes in the supply and demand for drybulk commodities and also the main patterns of trade in these commodities. Competition in virtually all bulk trades is intense and based primarily on supply of ships and demand for our ocean transportation services. We compete for charters on the basis of price, vessel location, size, age and condition of the vessel, as well as on our reputation as an owner and operator. Increasingly, major customers are demonstrating a preference for modern vessels based on concerns about the environmental and operational risks associated with older vessels. Consequently, we believe owners of large modern fleets have gained a competitive advantage over owners of older fleets.

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

Tax Considerations

        The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to owning common stock by a United States Holder or a Non-United States Holder, (each as defined below). This discussion does not purport to deal with the tax consequences of owning the common stock to all categories of investors, some of which (such as financial institutions, regulated investment companies, real estate investment trusts, tax-exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in pass-through entities, dealers in securities or currencies, persons required to recognize income for U.S. federal income tax purposes no later than when such income is reported on an “applicable financial statement,” persons subject to the "base erosion and anti-violence" tax, persons who own, directly or constructively, 10% or more of our common stock and investors whose functional currency is not the United States dollar) may be subject to special rules. This discussion deals only with holders who own common stock as a capital asset. Shareholders are encouraged to consult their own tax advisors concerning the overall tax consequences arising in their own particular situation under United States federal, state, local or foreign law of the ownership of our common stock.

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

Exemption of Operating Income from United States Federal Income Taxation

Under Section 883 and the regulations thereunder, a foreign corporation will be exempt from United States federal income taxation on its United States source shipping income if:

•it is organized in a qualified foreign country, which is one that grants an ''equivalent exemption'' from tax to corporations organized in the United States in respect of each category of shipping income for which exemption is being claimed under Section 883 and to which we refer as the ''Country of Organization Test''; and

•one of the following tests is met:

◦more than 50% of the value of its shares is beneficially owned, directly or indirectly, by qualified shareholders, which as defined includes individuals who are ''residents'' of a qualified foreign country, to which we refer as the ''50% Ownership Test'';

◦subject to an exception for closely-held corporations, its shares are ''primarily and regularly traded on an established securities market'' in a qualified foreign country or in the United States, to which we refer as the "Publicly-Traded Test"; or

◦it is a ''controlled foreign corporation'' and satisfies an ownership test, to which, collectively, we refer to as the ''CFC Test.''

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

For our 2019 taxable year, we believe that we satisfy the Publicly-Traded Test, as discussed in more detail below. The Company does not currently anticipate a circumstance under which it would be able to satisfy the 50% Ownership Test or the CFC Test.

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

Based on the ownership and trading of our stock in 2019, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2019. Even if we do qualify for the Section 883 exemption in 2019, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.

Taxation in Absence of Section 883 Exemption

        If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $1.6 million and $1.8 million for the years ended December 31, 2019 and 2018 respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

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

The Company's United States source shipping income would be considered ''effectively connected'' with the conduct of a United States trade or business only if:

•the Company has, or is considered to have, a fixed place of business in the United States involved in the earning of United States source shipping income; and

•substantially all of the Company's United States source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the United States.

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

United States Federal Income Taxation of United States Holders

        As used herein, the term ''United States Holder'' means a beneficial owner of our common stock that is an individual United States citizen or resident, a United States corporation or other United States entity taxable as a corporation, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust if (i) a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust or (ii) it has in place an election to be treated as a United States person for U.S. federal income tax purposes.

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

Passive Foreign Investment Company Status and Significant Tax Consequences

Special United States federal income tax rules apply to a United States Holder that holds shares in a foreign corporation classified as a ''passive foreign investment company'' for United States federal income tax purposes. In general, the Company will be treated as a passive foreign investment company with respect to a United States Holder if, for any taxable year in which such holder holds the Company's common stock, either:

•at least 75% of our gross income for such taxable year consists of passive income (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business); or

•at least 50% of the average value of our assets during such taxable year produce, or are held for the production of, passive income

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

Taxation of United States Holders Not Making a Timely QEF or Mark-to-Market Election

        Finally, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder who does not make either a QEF election or a ''mark-to-market'' election for that year, whom we refer to as a ''Non-Electing Holder,'' would be subject to special rules with respect to (1) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on the common stock in a taxable year in excess of 125% of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder's holding period for the common stock), and (2) any gain realized on the sale, exchange or other disposition of the Company's common stock. Under these special rules:

•the excess distribution or gain would be allocated ratably over the Non-Electing Holder's aggregate holding period for the common stock;

•the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which the Company was a passive foreign investment company, would be taxed as ordinary income and would not be ''qualified dividend income''; and

•the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

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

Sale, Exchange or Other Disposition of Common Stock

        Non-United States Holders generally will not be subject to United States federal income tax or withholding tax on any gain realized upon the sale, exchange or other disposition of the Company's common stock, unless:

•The gain is effectively connected with the Non-United States Holder’s conduct of a trade or business in the United States (and, if the Non-United States holder is entitled to the benefits of an income tax treaty with respect to that gain, that gain is attributable to a permanent establishment maintained by the Non-United States holder in the United States); or

•The Non-United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of disposition and other conditions are met.

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

Backup Withholding and Information Reporting

        In general, dividend payments, or other taxable distributions, made within the United States to you will be subject to information reporting requirements if you are a non-corporate United States Holder. Such payments or distributions may also be subject to backup withholding tax if you are a non-corporate United States Holder and you:

•Fail to provide an accurate taxpayer identification number;

•Are notified by the IRS that you have failed to report all interest or dividends required to be shown on your federal income tax returns; or

•In certain circumstances, fail to comply with applicable certification requirements.

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

Ballast Water Treatment System or BWTS— A system used to prevent the spread of harmful aquatic organisms from one region to another by minimizing the uptake and/or discharge of sediments and organisms in the water that ships use as ballast to maintain stability. These systems are required on all ships, according to a timetable of implementation, in accordance with the BWM Convention discussed in the Pollution Control and Liability Requirements section above.

Baltic Dry Index or BDI —The BDI is an index published by the Baltic Exchange. The index tracks the world’s principal bulk cargo trades and reflects trades within the Pacific and the Atlantic, as well as trades between the oceans, maintaining a balance between front haul and back haul routes. It is a composite of the five routes of the Baltic Capesize Index, five routes of the Baltic Panamax Index , and 10 routes of the Baltic Supramax Index.

Baltic Exchange—Based in London, the Baltic Exchange is a market for the trading and settlement of physical and derivative contracts. The exchange also publishes daily freight market prices and maritime shipping cost indices, including Baltic Dry Index and segment indices for Capesize, Panamax, Supramax, and Handysize bulk carriers. .

Baltic Supramax Index or BSI —The BSI is an index published by the Baltic Exchange which tracks the gross time charter spot value for a Supramax vessel. Initiated in 2005, the BSI was originally based on a 52,000 dwt ship of standard design and 6 trade routes across the world. As a result of a trend toward larger ship sizes and changes to trade patterns, this version of the index was discontinued as of January 31, 2019. The updated BSI is now based on a 58,000 dwt, non-scrubber fitted Supramax and 10 trade routes across the world.

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

Bunkers—Fuel oil used to power a vessel's engines. The name is derived from the bins used to store coal onboard when ships were powered by coal. There are three main fuel types currently used on commercial cargo ships. First, High Sulfur Fuel Oil ("HSFO") is a residual fuel with maximum sulfur content of 3.5%. This was the primary fuel used by commercial shipping prior to implementation of the IMO2020 sulfur regulation and continues to be used by scrubber-fitted ships. Second, Very Low Sulfur Fuel Oil ("VLSFO") is a fuel with maximum sulfur content of 0.5% and is the primary fuel used by non-scrubber fitted ships starting January 1, 2020. Third, Marine Gas Oil ("MGO") is a distillate product similar to diesel fuel and has a maximum sulfur content of 0.1%. This fuel type is primarily used in ECA zones.

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

Deadweight Ton or "dwt"—A unit of a vessel's capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel's dwt or total deadweight is the maximum total weight the vessel can carry when loaded to a particular load line.

Demise Charter—See bareboat charter.

Demurrage—Additional revenue paid to the ship owner on its Voyage Charters for delays experienced in loading and/or unloading cargo that are not deemed to be the responsibility of the ship owner, calculated in accordance with specific Charter terms.

Despatch —The amount payable by the ship owner if the vessel completes loading or discharging before the allowed loading/unloading time has expired, calculated in accordance with specific charter terms.

Draft—Vertical Distance between the waterline and the bottom of the vessel's keel.

Drybulk—Non-liquid cargoes of commodities shipped in an unpackaged state.

Drydocking—The removal of a vessel from the water for inspection and/or repair of submerged parts.

Emission Control Area or "ECA"—Designated sea areas in which stricter airborne emissions controls are in place. As of early 2020, there are four ECA zones in place that cover the Baltic Sea, North Sea, and most of the coastline of USA, Canada, and US Caribbean territory. Ships operating within these zones have a maximum sulfur emissions limit of 0.1%.

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

ISM Code—The International Management Code for the Safe Operation of Ships and for Pollution Prevention, as adopted by the IMO.

Metric Ton—A ton, unit of measurement equal to 1,000 kilograms.

Light Weight Ton ("lwt")—The actual weight of the ship with no fuel, passengers, cargo, water or stores on board.

Newbuilding—A newly constructed vessel.

OPA—The United States Oil Pollution Act of 1990 (as amended).

Orderbook—A reference to currently placed orders for the construction of vessels (e.g., the Panamax orderbook).

Panamax—A drybulk carrier of approximately 65,000 to 100,000 dwt of maximum length, depth and draft capable of passing fully loaded through the Panama Canal. Ships of this size may occasionally be equipped with onboard cargo handling equipment, but typically do not and must rely on shore-based equipment to load and unload.

Protection and Indemnity Insurance—Insurance obtained through a mutual association formed by ship owners to provide liability insurance protection from large financial loss to one member through contributions towards that loss by all members.

Scrapping—The disposal of old or damaged vessel tonnage by way of sale as scrap metal.

Scrubber or Exhaust Gas Cleaning System — This equipment is used to remove SOx from ship's exhaust gas.

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

Technical Management—The management of the operation of a vessel, including physically maintaining the vessel and all of its machinery, maintaining necessary certifications, and supplying necessary stores, spares, and lubricating oils. Responsibilities also generally include selecting, engaging and training crew, and arranging necessary insurance coverage.

Time Charter—Contract for hire of a ship. A charter under which the ship owner is paid charter hire rate on a per day basis for a certain period of time, the ship owner being responsible for providing the crew and paying operating costs while the charterer is responsible for paying the voyage costs. Any delays at port or during the voyages are the responsibility of the charterer, save for certain specific exceptions such as loss of time arising from vessel breakdown and routine maintenance.

Ultramax—A drybulk carrier ranging in size from approximately 60,000 to 65,000 dwt.

Voyage Charter —Contract for hire of a vessel under which a ship owner is paid freight on the basis of moving cargo from a loading port to a discharge port. The ship owner is responsible for paying both operating costs and voyage costs. The charterer is typically responsible for any delay at the loading or discharging ports.

Voyage Expenses—Includes fuel, port charges, canal tolls, brokerage commissions and cargo handling operations. These expenses are subtracted from shipping revenues to calculate Time Charter Equivalent revenues for Voyage Charters.

Vessels Expenses—Includes crewing, repairs and maintenance, insurance, stores, lubes, communication expenses.

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

Drybulk demand is highly correlated to the global macroeconomic landscape. The International Monetary Fund ("IMF") originally forecast global growth of 3.3% in January, but has since indicated an expectation that 2020 growth will be lower than in 2019, which came in at 2.9%. The degree of downward pressure will be subject to continued revision based on the duration and intensity of the COVID-19 outbreak. By comparison, global GDP growth was recorded at 3.6% in 2018. With the current global economic environment weakening, we may be negatively affected in the following ways:

•Employing our fleet at charter hire rates below our breakeven levels which could negatively impact our ability to operate and generate a profit. Operating at below breakeven levels for a prolonged period of time may leave us with insufficient cash resources to meet certain obligations, including the payment of interest and principal on our debt, causing us to potentially breach financial covenants under our existing credit facilities and bond terms.
•Our charterers may fail to meet their obligations under existing time charter or voyage charter agreements.
•The market value of our fleet could decrease, causing us to potentially recognize losses if vessels are sold or if their values impaired.  Additionally, a decline in the value of our fleet could cause us to breach certain covenants under our existing credit facilities and bond terms.

Changes in the economic and political environment in China, including as a result of the COVID-19, which was first identified in Wuhan, Hubei Province, China, and policies adopted by the Chinese government to regulate its economy may have a material adverse effect on our business.

China is a major source of demand for drybulk; a deterioration in the economic fundamentals for this nation, including as a result of the COVID-19, which was first identified in Wuhan, Hubei Province, China, may materially impact drybulk demand, especially for cargoes such as iron ore and coal. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a market economy and enterprise reform.

Many of the reforms, particularly some limited price reforms that result in the prices for certain commodities being principally determined by market forces, are unprecedented and may be subject to revision, change or abolition. If the Chinese government does not continue to pursue a policy of economic reform, the amount of its imports and exports could adversely be affected, which could have a material adverse effect on our business.

A decrease in the level of China’s export of goods or an increase in trade protectionism globally or by certain countries could have a material adverse impact on our charterers’ business and, in turn, could cause a material adverse impact on our results of operations, financial condition and cash flows.

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

        Our operations expose us to the risk that increased trade protectionism, including by the United States, will adversely affect our business. If the global economy is undermined by downside risks, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing the demand for shipping. The current trade dispute between the United States and China increases the risk of interruptions to exports from and to China. Since March 2018, the U.S. Government has imposed additional tariffs ranging from 7.5% to 25% on Chinese origin goods covering over 10,000 product lines. China has retaliated with increased tariffs on many U.S. goods. These tariffs caused trade between the two countries to significantly decrease in 2018 and 2019. On January 15, 2020, the United States and China signed a “Phase One” agreement, through which China agreed to increase purchases and imports of U.S. goods by $200 billion over 2017 levels during the two-year period from January 1, 2020 to December 31, 2021. This could have the effect of increasing exports from the United States to China. In connection with this agreement, the United States agreed to reduce certain tariffs and indefinitely suspend the imposition of certain additional tariffs, which could have the effect of increasing exports from China to the United States. While the Phase One agreement may reduce the risk of adverse effects of Chinese and U.S. trade policy, the future success of the agreement is uncertain and will depend upon how the agreement is implemented by the parties. Should the agreement fail, the United States and China could resume protectionist trade policies. Specifically, increasing trade protectionism in the markets that our charterers serve may cause an increase in: (i) the cost of goods exported from China, (ii) the length of time required to deliver goods from China and (iii) the risks associated with exporting goods from China, as well as a decrease in the quantity of goods to be shipped.

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

The COVID-19 or other pandemics, could have a material adverse impact on our business, results of operations, or financial condition

We believe the COVID-19 has negatively affected our business and could continue to do so. COVID-19 is a respiratory illness that can spread from person to person. The virus was first identified during an investigation into an outbreak in Wuhan, China. The COVID-19 has resulted in reduced industrial activity in China, with temporary closures of factories and other facilities, and we believe it is a contributing factor along with seasonal factors to lower drybulk rates in 2020 thus far, given lower demand for some of the cargoes we carry, including cement and steel. Moreover, because our vessels travel to ports in China and other countries in which cases of COVID-19 have been reported, we may face risks to our personnel and operations. Such risks include delays in the loading and discharging of cargo on or from our vessels, offhire time due to quarantine regulations, delays and expenses in finding substitute crew members if any of our vessels’ crew members become infected, and delays in drydocking if insufficient shipyard personnel are working due to quarantines. Although our P&I insurance would cover for certain costs relating to a quarantine situation, including costs of providing medical care and repatriation expenses to affected crew members, transportation expenses for substitute crew members, and in certain cases the cost of disinfecting a vessel affected by an infectious disease and certain limited incremental operating expenses incurred as a direct consequence of an outbreak of infectious disease onboard a vessel, we may incur additional expenses related to medical treatment and cleaning and disinfecting our ships. Pandemics may also affect personnel operating payment systems through which we receive revenues from the chartering of our vessels or pay for our expenses, resulting in delays in payments. At present, it is not possible to ascertain the overall impact of the COVID-19 on our business. However, the occurrence of any of the foregoing events or other pandemic or an increase in the severity or duration of the COVID-19 could have a material adverse effect on our business, results of operations, cash flows, financial condition, values of our vessels, and ability to pay dividends.

The state of the global financial markets may adversely impact our ability to obtain additional financing, including the refinancing of our existing credit facilities and bond terms, on acceptable terms, restricting us from being able to operate or expand our business.

Global financial markets are volatile with access to debt and equity capital being potentially expensive or restrictive. We cannot be certain that additional financing will be available if, and when, needed. We also cannot be certain that we will be able to refinance our existing credit facilities and bond terms, on acceptable terms or at all, prior to maturity. If additional financing is not available when needed, or is available only on unfavorable terms, we may not be able to meet our obligations as they come due, nor be able to grow our existing business through potential acquisitions or similar opportunities as they arise.  For more information on our debt facilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Note 6 Debt to the consolidated financial statements.

Charter rates for dry bulk vessels are volatile and have declined significantly the past years since their historic highs and may remain at low levels or further decrease in the future, which may adversely affect our earnings, revenue and profitability and our ability to comply with our loan covenants.

The drybulk shipping industry is highly cyclical and seasonal. In addition, due to the fast-changing short-term supply-demand dynamics, charter hire rates can be extremely volatile, leading to large potential swings in financial results and profitability. The degree of charter hire rate volatility tends to differ between the various asset classes with the largest ships i.e. Capesize having the highest volatility historically.

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

Factors that influence demand for drybulk vessel capacity include:
•supply of and demand for energy resources, commodities, and industrial products;
•changes in the exploration or production of energy resources, commodities, consumer and industrial products;
•the location of regional and global exploration, production, and manufacturing facilities;
•the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;
•the globalization of production and manufacturing;
•global and regional economic and political conditions, including trade agreements among nations, armed conflicts and terrorist activities; embargoes and strikes;
•public health crises that affect travel behavior, including the outbreak of pandemic or contagious disease, such as the COVID-19, which was first identified in Wuhan, Hubei Province, China;
•developments in international trade;
•changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;
•environmental and other regulatory developments;
•currency exchange rates; and
•weather.

Factors that influence the supply of vessel capacity include:
•the number of newbuilding deliveries;
•port and canal congestion;
•the scrapping of older vessels;
•vessel casualties;
•weather;
•price of fuel;
•slow steaming;
•statutory and regulatory changes requiring the purchase and installation of new equipment to continue to trade; and
•the number of vessels that are out of service, namely those that are laid-up, drydocked awaiting repairs or otherwise not available for hire.

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

The global drybulk fleet has increased significantly over the past 10 years as a result of the large number of newbuilding orders placed throughout this period. Scrapping of older ships has helped curtail some of this new supply growth, but it has not been enough to materially offset the large net growth in the fleet. Supply growth momentum has slowed down significantly in recent years as less and less newbuilding orders have been placed. During 2019, 432 newbuilding vessels were delivered to industry participants, and 82 vessels were scrapped, resulting in 3.9% net growth in the drybulk fleet on a DWT-adjusted basis.

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

The fair market values of our vessels have been very volatile. Although values for secondhand Supramax/Ultramax drybulk carriers have recovered significantly since 2016, they remain below historical averages and significantly under peak levels reached. The fair market value of our vessels may continue to fluctuate depending on a number of factors, including:

•prevailing level of charter rates;
•general economic and market conditions affecting the shipping industry;
•types, sizes, and ages of vessels;
•supply of and demand for vessels;
•other modes of transportation;
•cost of new buildings;
•governmental or other regulations;
•the need to upgrade secondhand and previously owned vessels as a result of charterer requirements, technological advances in vessel design or equipment or otherwise; and
•technological advances.

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

        New regulations restricting the use of high sulfur fuels became effective January 1, 2020, which may impact the availability and price of compliant fuel. We have purchased scrubbers to be installed on 37 of our vessels to allow our vessels to continue to consume high sulfur fuels thereby complying with regulations. The projected costs, including installation, is approximately $2.2 million per scrubber. The Company has completed the retrofit of 24 vessels prior to the January 1, 2020 implementation date of the new sulfur emission cap regulation, as set forth by the IMO. The installation for the rest of the vessels is on track to be completed by end of March 2020. Additionally, we acquired four vessels that are scrubber fitted in the third and fourth quarters of 2019.

Beginning January 1, 2020, we have transitioned to consuming IMO compliant fuel on our vessels that are not equipped with scrubbers and when our scrubbers may be not used. Our fuel and inventory costs may increase as a result of these regulations. Low sulfur fuel oil ("VLSFO") is more expensive than high sulfur fuel oil ("HSFO") and may become more expensive or difficult to obtain based on demand. If the cost differential between the low and high sulfur fuel is significantly higher than anticipated, or if the low sulfur fuel is not available at certain ports on certain trading routes, it may not be feasible or competitive to operate our non-scrubber fitted ships or without incurring deviation time to obtain compliant fuel. Conversely, if the cost differential between the low sulfur fuel and high sulfur fuel is significantly lower than anticipated, we may not realize the economic benefits or recover the cost of the scrubbers we have installed. The occurrence of any of the foregoing events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In addition, a number of countries have imposed restrictions on the discharge of wash water from open loop scrubbers within their port limits. While there are no restrictions on using open loop scrubbers outside of port limits, any changes in these regulations or more stringent standards globally could impact the use of open loop scrubbers going forward.

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

World events could affect our operations and financial results.

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

We could also be negatively impacted by market disruption caused by health crises. In December 2019, COVID-19 was reported in China and has since been reported in other countries. This outbreak may adversely affect the Company by (i) reducing demand for its services because of reduced global or national economic activity and (ii) affecting the health of its workforce, rendering employees unable to work or travel. Although this disruption from the COVID-19 may only be temporary, given the dynamic nature of these circumstances, the duration of business disruption and the related financial impact cannot be reasonably estimated at this time but could materially affect our business, results of operations and financial condition.

Acts of piracy on ocean-going vessels have had and may continue to have an adverse effect on our business.

        Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy worldwide has decreased from 2014 to 2019, sea piracy incidents continue to occur increasingly in the Gulf of Guinea and the West Coast of Africa, with drybulk vessels and tankers particularly vulnerable to such attacks. If these piracy attacks occur in regions that are characterized as “war risk” zones, or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs and costs in relation to the employment of onboard security guards, could increase in such circumstances. Furthermore, while we believe the charterer remains liable for charter payments when a vessel is seized by pirates, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter party, a claim that we would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention or hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

If our vessels call on ports located in countries or territories that are subject to comprehensive sanctions imposed by the UN, the United States, the EU or other relevant authorities, or if we are found to be in violation of sanctions, there could be an adverse effect on our reputation, business position, financial condition or results of operations, or the market for our common shares

As a company maintaining its corporate office in the United States with offices in Denmark and Singapore, we are subject to U.S. and EU economic sanctions and trade embargo laws and regulations as well as equivalent economic sanctions laws of other relevant jurisdictions in connection with our activities. The laws and regulations of these different jurisdictions vary in their application and do not all apply to the same covered persons or proscribe the same activities. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time, and the lists of persons and entities designated under these laws and regulations are amended frequently. The U.S. and EU have enacted new sanctions programs in recent years, including Ukraine/Russia-related sanctions programs, comprehensive sanctions imposed with respect to the territory of Crimea, and sanctions programs with respect to Venezuela. Further, in October 2019, the U.S. imposed sanctions on three entities and five individuals in Turkey, before lifting the sanctions nine days later, and it is possible that the U.S., EU or other jurisdictions may impose sanctions on persons or entities in Turkey in the future. Additional countries or territories, as well as additional persons or entities within those countries or territories, could be the target of sanctions in the future.

        In recent years, multilateral international sanctions targeting Iran have restricted and/or prohibited us and our charterers from engaging in Iran-related activities, including calling on ports in Iran. The United States continues to maintain comprehensive sanctions on Iran that generally prohibit persons and companies in the United States, as well as U.S. persons and persons owned or controlled by U.S. persons, wherever located, from engaging in nearly all Iran-related activity. In addition, following the U.S. withdrawal from the Joint Comprehensive Plan of Action ("JCPOA"), the U.S. has reimposed all of its previously-lifted sanctions that target non-U.S. companies for engaging in certain activities with Iran, including those related to Iran’s energy, shipping, shipbuilding, and insurance sectors, and has issued additional sanctions targeting other sectors of the Iranian economy. On the other hand, the EU has stayed in the JCPOA and maintained the lifting of nearly all of its sanctions targeting Iran, except for targeted asset freezes and travel bans against certain Iranian individuals and entities and restrictions on activities related to the military, nuclear proliferation and human rights abuses. The EU and Germany also have blocking rules in place intended to protect the interests of EU persons against the extraterritorial application of U.S. sanctions against Iran and Cuba.

In November 2015, the Company filed a voluntary self-disclosure report regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma), which occurred under a different senior operational management team. In January 2020, the Company entered into a settlement agreement with OFAC in which the Company agreed to make a one-time payment to the U.S. Department of the Treasury in the amount of $1.125 million and undertake certain compliance commitments in exchange for OFAC agreeing to release and forever discharge the Company and its subsidiaries, without any finding of fault, from any and all civil liability in connection with these apparent violations. The settlement does not constitute an admission of fault or wrongdoing by the Company or any of its subsidiaries.

Sanctions and trade embargo laws and regulations are generally subject to strict liability. Although we intend to maintain compliance with all applicable economic sanctions and trade embargo laws and regulations, there can be no assurance that, notwithstanding our compliance safeguards, we will not be found in the future to have been in violation, particularly as the sanctions and embargo laws and regulations are amended, the scope of certain laws and regulations may be unclear, and the laws and regulations are subject to discretionary interpretations by regulators that may change over time. Further, charterers or other counterparties may violate provisions in contracts with us or legal restrictions relating to sanctions. Any such violation might adversely affect our business, results of operations or financial condition. Any such violation could also result in substantial fines or other civil and/or criminal penalties that could be increased due to our prior settlement agreement with OFAC could severely impact our ability to access U.S. capital markets and conduct our business and could result in some investors and/or lenders deciding, or being required, to divest their interest, or not to invest, in us or lend to us. Additionally, our reputation and the market for our securities may be adversely affected and /or some investors may decide to divest their interest, or not to invest, in the Company if we engage in certain other activities in countries subject to sanctions, such as entering into permissible charters or engaging in permissible operations with individuals or entities in or associated with those countries. The determination by these investors and/or lenders not to invest in, or to divest from, our common shares may adversely affect the price at which our common shares trade. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Investor perception of the value of our common shares may be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

If general economic conditions throughout the world deteriorate, including as a result of the COVID-19, which was first identified in Wuhan, Hubei Province, China, it will impede our results of operations, financial condition and cash flows, and could impair our ability to access capital markets at a reasonable cost.

        If the economic conditions in the world deteriorate, including as a result of the COVID-19, which was first identified in Wuhan, Hubei Province, China, it could have a material adverse effect on our ability to implement our business strategy. We face risks attendant to changes in economic environments, changes in interest rates, and instability in the banking and securities markets around the world, among other factors. Major market disruptions and the current adverse changes in market conditions and regulatory climate in the United States and worldwide may adversely affect our business or impair our ability to borrow amounts under our credit facilities or any future financial arrangements and may cause the trading price of our common shares on the Nasdaq Global Select Market to decline.
        A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China, India or Japan, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product. China’s gross domestic product grew by 6.1%, 6.6% and 6.9% in 2019, 2018 and 2017, respectively. We cannot assure you that the Chinese economy will not experience a significant contraction in the future. The ongoing trade dispute between the United States and China may have an adverse effect on the Chinese economy, including on industrial production and exports. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions. Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively. Moreover, a significant or protracted slowdown in the economies of the United States, the EU or various Asian countries may adversely affect economic growth in China and elsewhere.  Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

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

Risks associated with operating ocean-going vessels could affect our business and reputation, which could adversely affect our revenues and stock price.

The operation of ocean-going vessels carries inherent risks. These risks include the possibility of:

•marine disaster;
•environmental accidents;
•cargo and property losses or damage;
•business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions; and
•piracy.

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

        In the event of a casualty to a vessel or other catastrophic event, we will rely on our insurance to pay the insured value of the vessel or the damages incurred. We procure insurance for the vessels in our fleet employed against those risks that we believe the shipping industry commonly insures against. These insurances include marine hull and machinery insurance, Protection and Indemnity Insurance, which include pollution risks and crew insurances, and war risk insurance. Currently, the amount of coverage for liability for pollution, spillage and leakage available to us on commercially reasonable terms through P&I Associations and providers of excess coverage is $1.0 billion per vessel per occurrence.

        We have procured hull and machinery insurance, Protection and Indemnity Insurance (including pollution insurance), and war risk insurance for our fleet. We have also purchased insurance against loss of hire, which covers business interruptions that result from the loss of use of a vessel. We may not be adequately insured against all risks. We may not be able to obtain adequate insurance coverage for our fleet in the future, and we may not be able to obtain certain insurance coverage, including insurance against charter party defaults, that we have obtained in the past on terms that are acceptable to us or at all. The insurers may not pay particular claims. Our insurance policies may contain deductibles for which we will be responsible and limitations and exclusions which may increase our costs or lower our revenue. Moreover, insurers may default on claims they are required to pay.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption laws could result in fines, criminal penalties, and an adverse effect on our business.

        We may operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of business conduct and ethics which is consistent and in full compliance with the Foreign Corrupt Practices Act ("FCPA"). We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and/or agents may take actions determined to be in violation of applicable anti-corruption laws, including the FCPA. Any such violation might adversely affect our business, results of operations or financial condition. Further, any such violation could severely impact our ability to access U.S. capital markets and conduct our business and could result in some investors and/or lenders deciding, or being required, to divest their interest, or not to invest, in us or lend to us. The determination by these investors and/or lenders not to invest in, or to divest from, our common shares may adversely affect the price at which our common shares trade. Any such violation could also result in substantial fines, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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

        As of December 31, 2019, we owned a fleet of 50 vessels which are employed for less than one year exposing us to fluctuations in spot market charter rates. Historically, the drybulk market has been volatile as a result of the many conditions and factors that can affect the price, supply and demand for drybulk capacity. A global economic crisis may reduce demand for transportation of drybulk cargoes, which may materially affect our revenues, profitability and cash flows. The spot charter market may fluctuate significantly based upon supply of and demand for vessels and cargoes. The successful operation of our vessels in the competitive spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, then we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or to pay dividends, if any, in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

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

        At December 31, 2019, the Company’s debt totaled $445.8 million of which $35.7 million is shown in the current portion of long-term debt and $410.1 million in non current liabilities net of $29.0 million of debt discount and debt issuance costs.

        As described under Note 6 Debt to the consolidated financial statements, the obligations under these agreements are secured by collateral, contain a number of operating restrictions, covenants and events of default, and a breach of any of the covenants could result in an event of default under one or more of these agreements, including as a result of cross default provisions, and subject to the terms of the inter creditor agreement and the loan agreements, the agents could proceed against the collateral granted to them to secure that indebtedness.

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

        The management of the 50 vessels in our owned fleet, as of December 31, 2019, and additional drybulk vessels that we may acquire in the future impose significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. Further, we are providing technical management services to all of our vessels in our fleet.  We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing charters.

We intend to continue to grow our business. Our future growth will primarily depend on:

•locating and acquiring suitable vessels;
•obtaining required financing on acceptable terms;
•identifying and consummating acquisitions or joint ventures;
•enhancing our customer base; and
•managing our expansion.

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

        Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counter party risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the drybulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our shareholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers. For the years ended December 31, 2019, 2018 and

2017, the Company had no charterers which individually accounted for more than 10% of the Company's gross charter revenue.

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

        In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 50 drybulk vessels in our owned fleet as of December 31, 2019 was approximately 8.7 years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more expensive to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

        We believe that we qualify for this statutory tax exemption for our 2019 taxable year and we intend to take this position for U.S. federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to U.S. federal income tax on our U.S. source income. Therefore, we can give no assurances on our tax-exempt status. If we are not entitled to exemption under Section 883 of the Code for any taxable year, we could be subject for those years to an effective 2% U.S. federal income tax on the gross shipping income we derive during the year that are attributable to the transport of cargoes to or from the United States. The imposition of this tax would have a negative effect on our business and would result in decreased earnings and cash available to pay amounts due on the note or for distribution to our shareholders. For more information, see Item 1. Business - United States Federal Income Taxation of Our Company.

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

        Our current operating and financial systems may not be adequate if we continue to expand the size of our fleet in the future and our attempts to improve those systems may be ineffective. In addition, if we further expand our fleet, we will need to recruit suitable additional seafarers and shore side administrative and management personnel. We cannot guarantee that we will be able to hire suitable employees as we expand our fleet. If we or our crewing agent encounters business or financial difficulties, we may not be able to adequately staff our vessels. If we are unable to grow our financial and operating systems or to recruit suitable employees as we expand our fleet, our financial performance may be adversely affected and, among other things, the amount of cash available for distribution as dividends to our shareholders may be reduced.

Utilizing derivative instruments, such as forward freight and swap agreements, could result in losses.

        From time to time, we may take positions in derivative instruments, including FFAs and bunker swaps. FFAs and other derivative instruments may be used to hedge a vessel owner's exposure to the charter market by providing for the sale of a contracted charter rate along a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. We recorded a net realized and unrealized loss of $0.1 million on FFAs and bunker swaps which was recorded in Other expense in the Consolidated Statement of Operations for the year ended December 31, 2019.

        In addition, we may enter into interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements. At December 31, 2019, we had not entered into interest rate swaps.

Any hedging activities we engage in may not effectively manage exposure or have the desired impact on our financial conditions, results of operations or cash flows.

Our borrowings under the New Ultraco Debt Facility, the Super Senior Facility expose us to interest rate risk.

        Our earnings are exposed to interest rate risk associated with borrowings under the New Ultraco Debt Facility and the Super Senior Facility. Borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum, and borrowings under the Super Senior Facility, which is currently undrawn, would bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.00% per annum. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR. As of December 31, 2019, we had $172.6 million outstanding under the New Ultraco Debt Facility and no borrowings under the Super Senior Facility. Our weighted average interest rate on borrowings under the New Ultraco Debt Facility was4.54% for the year ended December 31, 2019. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

The interest rates under our credit facilities and our interest rate swaps may be impacted by the phase-out of LIBOR

        LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. SOFR is observed and backward looking, unlike LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, interest rates under our credit facilities and our interest rate swaps may be impacted. For example, if LIBOR ceases to exist, Ultraco and the facility agent may amend the New Ultraco Debt Facility to replace LIBOR with an alternate benchmark rate (including any mathematical or other adjustments to the benchmark (if any) incorporated therein, a “LIBOR Successor Rate”). We may also need to amend our interest rate swaps and any other credit facilities to replace LIBOR with an agreed upon replacement index. This could cause certain of the interest rates under credit facilities and interest rate swaps to change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. We may also find it desirable to engage in more frequent interest rate hedging transactions.

We conduct business in China, where the legal system has inherent uncertainties that could limit the legal protections available to us.

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

        The seaborne transportation industry has been highly unpredictable and volatile. The market for common shares in this industry may also be volatile. The market price of our common shares may be influenced by many factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•announcements by us or our competitors of significant contracts, acquisitions or capital commitments;
•mergers and strategic alliances in the shipping industry;

•terrorist acts;
•future sales of our common shares or other securities;
•market conditions in the shipping industry;
•economic and regulatory trends;
•shortfalls in our operating results from levels forecast by securities analysts;
•announcements concerning us or our competitors;
•the general state of the securities market; and
•investors’ perception of us and the drybulk shipping industry.

        As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above the price they paid for such shares. These broad market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance.

Certain shareholders own large portions of our outstanding common stock, which may limit other shareholders' ability to influence our actions.

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

        Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future. Our Charter authorizes us to issue 700,000,000 shares of common stock, of which 73,039,237 and 73,137,942 shares were issued and outstanding as of December 31, 2019 and March 9, 2020, respectively. As we did in 2016 and the first quarter of 2017, we may issue additional shares of our common stock in the future. Our shareholders may incur dilution from any future equity offering and upon the issuance of additional shares of our common stock upon the exercise of options we have granted to certain of our executive officers or upon the issuance of additional shares of common stock pursuant to our equity incentive plan. In addition, we may issue common stock upon conversion of our Convertible Bond Debt and the existence of our Convertible Bond Debt may encourage short selling by market participants because the conversion of our Convertible Bond Debt could depress the price of our common stock. Finally, we have a registration rights agreement in favor of certain of our shareholders. Sales of our common stock by one or more of those holders could lower the trading price of our shares.

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

Our shareholders are subject to advance notice requirements for shareholder proposals and director nominations

        The Bylaws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary. To be timely, a shareholder's notice will have to be received at the Company’s principal executive offices not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, such as is the case for the 2019 annual meeting, notice by the shareholder must be received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever occurs first, in order for such notice by a shareholder to be timely. The Bylaws also specify requirements as to the form and content of a shareholder's notice. These advance notice requirements, particularly the 60 to 90 day requirement, may impede shareholders' ability to bring matters before an annual meeting of shareholders or make nominations for directors at an annual meeting of shareholders.

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

Our Third Amended and Restated Articles of Incorporation provide that the U.S. federal courts located in the Southern District of New York or, if such courts lack jurisdiction, the state courts of the State of New York, shall be the sole and exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Third Amended and Restated Articles of Incorporation, or our Articles of Incorporation, provide that, unless the Company consents in writing to the selection of an alternative forum, the U.S. federal courts located in the Southern District of New York or, if such court lacks jurisdiction, the state courts of the State of New York, shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of a breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s shareholders, (c) any action asserting a claim arising pursuant to any provision of the BCA or (d) any action asserting a claim governed by the internal affairs doctrine. This forum selection provision could apply to actions brought under provisions of the federal securities laws, including the Securities Act and the Exchange Act. The forum selection provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

The Company may not achieve the intended benefits of having a forum selection provision if it is found to be unenforceable.

Our Articles of Incorporation include a forum selection provision as described above. However, the enforceability of similar forum selection provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that in connection with any action a court could find the forum selection provision contained in our Articles of Incorporation to be inapplicable or unenforceable in such action. If a court were to find the forum selection provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        We do not own any real property. We lease office space at 300 First Stamford Place, Stamford CT 06902. In addition, we lease offices in Singapore and Copenhagen, Denmark. Our interests in our drybulk vessels are our only material properties. See Item 1. Business — Our Fleet.

ITEM 3. LEGAL PROCEEDINGS

        See Note 8 Commitments and Contingencies to the Company’s consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data of this Form 10-K, for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

        The trading market for shares of our common stock is the Nasdaq Global Select Market, on which our shares are quoted under the symbol "EGLE.”

        On March 9, 2020, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, was $2.39 per share.

        The number of shareholders of record of our common stock was approximately 29 on March 9, 2020, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or a bank.

Payment of Dividends to Shareholders

        The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term. Please see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends and Note 6 Debt to the consolidated financial statements.

Equity Compensation Plan Information

        On October 15, 2014, the Company adopted the Management Incentive Program, which provided for the distribution of Company equity in the form of shares of Company common stock, and options, to the participating senior management and other employees of the reorganized Company (the “2014 Plan”). As of December 31, 2019, there were no outstanding unvested restricted shares issued and outstanding under this plan. The 2014 Plan was replaced by the 2016 Plan, as defined below.

        On November 7, 2016, the Company granted 233,863 shares of restricted common stock and options to purchase 280,000 shares of the Company’s common stock in connection with the appointment of a new member to the senior management team. The restricted stock and options were not granted under, but are subject to, the terms of the Company’s 2014 Plan. The shares vested completely during 2019.

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

        The following table sets forth certain information as of December 31, 2019 regarding the 2016 Plan. The 2016 Plan was approved by our shareholders on December 15, 2016.

Plan Category	Securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Remaining securities for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	2,000,921	$4.85	3,219,323
Equity compensation plans not approved by security holders	—	—	N/A
Total	2,000,921	4.85	3,219,323

(1) The sum, combined with 2,628,369 restricted shares issued (net of forfeitures and cancellations) consists of 7,848,613 shares eligible to be granted under the 2016 Plan.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data presented below have been derived in part from, and should be read in conjunction with, the consolidated financial statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar, Shares, and Weighted Average Shares Outstanding amounts in thousands except per Share amounts and Fleet Data)

Income Statement Data	2019	2018	2017	2016	2015
Revenues, net	$292,378	$310,094	$236,785	$124,493	$103,857
Voyage expenses	87,701	79,566	62,351	42,094	23,832
Vessel expenses	82,342	81,336	78,607	74,017	86,329
Charter hire expenses	42,169	38,046	31,284	12,845	4,126
Depreciation and Amortization	40,546	37,717	33,691	38,884	43,001
General and Administrative Expenses	35,042	36,157	33,126	22,906	25,537
Other operating expense	1,125	—	—	—	—
Restructuring Charges	—	—	—	5,869	—
Vessel Impairment*	—	—	—	129,028	50,873
(Gain)/loss on Sale of Vessels	(5,979)	(335)	(2,135)	102	5,697
Total Operating Expenses, net	282,947	272,487	236,925	325,745	239,395

Interest expense	30,577	25,744	29,377	21,799	11,927
Interest income	(1,867)	(585)	(651)	(215)	(6)
Other expense/(income)	150	(126)	(38)	687	838
Loss on debt extinguishment **	2,268	—	14,969	—	—
Net (loss)/income	$(21,697)	$12,575	$(43,797)	$(223,523)	$(148,297)

Share and Per Share Data
Basic net (loss)/income per share	$(0.30)	$0.18	$(0.63)	$(10.87)	$(78.88)
Diluted net (loss)/income per share	$(0.30)	$0.18	$(0.63)	$(10.87)	$(78.88)
Weighted Average Shares Outstanding – Diluted (b)	71,366	71,802	69,182	20,566	1,881

Consolidated Cash Flow Data
Net cash provided by/(used in) operating activities	$21,686	$45,470	$(10,037)	$(45,434)	$(43,787)
Net cash (used in) / provided by investing activities	(168,619)	(31,014)	(155,250)	(9,347)	10,252
Net cash provided by financing activities	127,899	7,381	145,022	106,335	18,456
* As of December 31, 2016, the Company intended to divest some of the older as well as less efficient vessels from its fleet to achieve operating cost savings as well as potentially acquiring newer and more efficient vessels. The anticipated sale of such vessels in the next two years reduced our estimated holding period of the vessels resulting in an impairment charge. As a result, we reduced the carrying value of each vessel to its fair market value as of December 31, 2016 and recorded an impairment charge of $122.9 million. In addition to the above, in 2015, we identified six vessels as probable sales, and recognized an impairment charge in 2015 of $50.9 million.  As the value of such vessels further declined in the first quarter of 2016, we recorded an additional impairment charge of $6.2 million in that quarter.

** On January 25, 2019, the Company repaid the outstanding debt together with accrued interest as of that date under the New First Lien Facility and the Original Ultraco Debt Facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. As a result, the Company recognized $2.3 million representing the outstanding balance of debt issuance costs, as a loss on debt extinguishment in the first quarter of 2019. Please see Note 6 Debt to the consolidated financial statements.

On December 8, 2017, the Company repaid the amounts outstanding under the First Lien Facility and the Second Lien Facility by issuance of $200.0 million of the Norwegian Bond Debt and $65.0 million of the New First Lien Facility. As a result, the Company recognized a $15.0 million loss on debt extinguishment in the fourth quarter of 2017.

Consolidated Balance Sheet Data	December 31,
	2019	2018	2017	2016	2015
Current Assets	$100,533	$118,474	$105,223	$104,265	$41,025
Total Assets	1,002,087	846,209	808,350	686,382	786,603
Total Liabilities	520,584	366,603	347,185	285,899	268,259
Current Portion of Long-term Debt (a)	35,709	29,176	4,000	—	15,625
Long-term Debt	410,067	301,583	313,684	255,944	225,577
Stockholders' Equity (b)	481,503	479,606	461,165	400,483	518,344
Other Data
Capital Expenditures:
Vessels and vessel improvements	$143,478	$43,444	$176,603	$21,787	$1,747
Cash paid for scrubbers and ballast water systems	$58,196	$12,342	$—	$—	$—
Drydocking costs incurred	$11,903	$8,323	$2,579	$3,689	$11,142
Ratio of Total Debt to Total Capitalization (c)	48.1%	40.8%	40.8%	39.0%	31.8%
Fleet Data
Number of Vessels in owned fleet	50	47	47	41	44
Average Age of Fleet	8.7	9.0	8.2	8.7	8.4
Fleet Ownership Days	16,945	17,213	16,293	15,408	16,186
Charter-in under operating lease Days	3,583	3,294	3,353	1,494	382
Fleet Available Days	19,214	20,083	19,245	16,695	16,151
Fleet Operating Days	19,058	19,921	19,140	16,485	15,766
Fleet Utilization	99.2%	99.2%	99.5%	98.8%	97.6%

(a)The amount of $35.7 million represents $8.0 million under the Norwegian Debt Facility and $27.7 million under the New Ultraco Debt Facility to be repaid in 2020.
(b)Effective August 5, 2016, the Company completed a 1 for 20 reverse stock split of its issued and outstanding shares of common stock, par value $0.01 per share (the “Reverse Stock Split”), pursuant to which proportional adjustments were made to the Company’s issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the Reverse Stock Split as well as the applicable exercise price. In addition, proportional adjustments were made to the number of shares of common stock issuable upon exercise of outstanding warrants and to the exercise price of such warrants, pursuant to the terms thereof. No fractional shares were issued in connection with the Reverse Stock Split, and shareholders who would have received a fractional share of common stock in connection with the Reverse Stock Split instead received a cash payment in lieu of such fractional share. The Company also had 3,040,540 outstanding warrants convertible to 152,027 shares of the Company's common stock at an exercise price of $556.40 per share. The warrants have a 7 year term and will expire on October 15, 2021.

(c)Ratio of Total Debt to Total Capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8. Financial Statements and Supplementary Data, our consolidated financial data set forth in Item 6. Selected Financial Data and the risk factors identified in Item 1A. Risk Factors of this Annual Report. For further discussion regarding our results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

General Overview

        Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/ Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain coal, grain, and iron ore, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of December 31, 2019, we owned and operated a modern fleet of 50 Supramax/Ultramax dry bulk vessels. We chartered-in three Ultramax vessels for a term ranging from one to two years. In addition, the Company charters-in third-party vessels on a short to medium term basis.

         Our owned fleet totals 50 vessels, with an aggregate carrying capacity of 2,946,188 dwt and had an average age of 8.7 years as of December 31, 2019.

Refinancing

        On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility (the "New Ultraco Debt Facility"), which provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million and (ii) a revolving credit facility of $55.0 million of which $55.0 million was available as of December 31, 2019. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility (as defined below) and the New First Lien Facility (as defined below) in full and for general corporate purposes. Subject to certain conditions set forth in the New Ultraco Debt Facility, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders. On October 1, 2019, Ultraco entered into a first amendment to the New Ultraco Debt Facility (the "First Amendment") to provide for incremental commitments, and pursuant to which on October 4, 2019, Ultraco borrowed $34.3 million for general corporate purposes, including capital expenditures relating to the installation of scrubbers.

On July 29, 2019, the Company issued $114.1 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2024 (the “Convertible Bond Debt”). After deducting debt discount of $1.6 million, the Company received net proceeds of approximately $112.5 million. Additionally, the Company incurred $1.0 million of debt issuance costs relating to the transaction. The Company used the proceeds to partially finance the purchase of six Ultramax vessels and for general corporate purposes, including working capital. The Company took delivery of the vessels in the third and fourth quarters of 2019.

The following are certain significant events with respect to our vessels that occurred during 2019:

•In January 2019, the Company took delivery of a 2015 built Ultramax vessel, Cape Town Eagle, which the Company purchased for $20.4 million pursuant to a memorandum of agreement.

•For the year ended December 31, 2019, the Company sold four vessels (Condor, Merlin, Thrasher and Kestrel) for total net proceeds of $29.6 million after brokerage commissions and associated selling expenses. The Company recorded a net gain of $6.0 million from the sale of the four vessels in its Consolidated Statement of Operations for the year ended December 31, 2019.

•During the third quarter of 2019, the Company entered into a series of agreements to purchase six Ultramax vessels with two different sellers. The aggregate purchase price for the six vessels including direct expenses was $124.3 million. The Company took delivery of the vessels in the third and fourth quarters of 2019.

Vessel upgrades - scrubbers and ballast water systems

On August 14, 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on 40 of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company recorded $2.9 million as advances paid for BWTS as a noncurrent asset in the Consolidated Balance Sheet as of December 31, 2019. As of December 31, 2019, the Company completed installation of BWTS on nine vessels and recorded $3.8 million in Vessels and vessel improvements in the Consolidated Balance Sheet.

We have implemented a comprehensive approach to compliance with IMO regulations that limit sulfur emissions from vessels to 0.5% down from 3.5% on a global basis to improve air quality. Eagle is fully committed to compliance with the IMO 2020 sulfur regulations and believe that fitting scrubbers is the most cost-effective approach to achieve compliance for the majority of the ships in our fleet. Eagle is on track to have a total of 41 scrubbers fitted by the end of March 2020, making us the largest owner of scrubber fitted Supramax / Ultramax vessels in the world. The balance of our fleet will achieve compliance through consumption of compliant fuels.

        On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers, which are to be fitted on the Company's vessels. The projected costs, including installation, is approximately $2.2 million per scrubber system. The Company completed installation of 24 scrubbers as of December 31, 2019 and recorded $52.4 million in Vessel and vessel improvements in the Consolidated Balance Sheet. Additionally, the Company recorded $23.6 million as advances paid for scrubbers as a noncurrent asset in the Consolidated Balance Sheet as of December 31, 2019.

We believe we are uniquely positioned to maximize on the fuel cost spread benefit due to the scale of our scrubber fitted fleet combined with our active commercial management approach to trading and commercial platform. While we historically have traded to many smaller ports, we are able to adjust our trading patterns around major bunkering hubs, where HSFO is expected to be readily available at the most attractive pricing.

Business Strategy and Outlook:

        We believe our strong balance sheet allows us the flexibility to opportunistically make investments in the drybulk segment that will drive shareholder growth. In order to accomplish this, we intend to:

•Maintain a highly efficient and quality fleet in the drybulk segment;
•Maintain a revenue strategy that takes advantage of a rising rate environment and at the same time mitigate risk in a declining rate environment;
•Maintain a cost structure that allow us to be competitive in all economic cycles without sacrificing safety and maintenance;
•Continue to grow our relationships with our charterers and vendors; and
•Continue to invest in our on-shore operations and development of processes.

        Our financial performance is based on the following key elements of our business strategy:

(1)concentration in one vessel category: Supramax/Ultramax drybulk vessels, which we believe offer certain size, operational and geographical advantages relative to other classes of drybulk vessels, such as Handysize, Panamax and Capesize vessels,
(2)An active owner-operator model where we seek to operate our own fleet and develop contractual relationships with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on short term chartering, we consistently monitor the drybulk shipping market and, based on market conditions, will consider taking advantage of long-term time charters on our owned fleet at higher rates when appropriate.

(3)Maintain high quality vessels and improve standards of operation through improved standards and procedures, crew training and repair and maintenance procedures.

We have employed all of our vessels on time and voyage charters. The following table represents certain information about our revenue earning charters on our owned fleet as of December 31, 2019:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Jan 2020	$9,800

Canary	2009	57,809	Jan 2020	$3,800

Cape Town Eagle	2015	63,707	—	Shipyard	(1)

Cardinal	2004	55,362	Jan 2020	Voyage

Copenhagen Eagle	2015	63,495	Jan 2020	$11,000

Crane	2010	57,809	Feb 2020	Voyage

Crested Eagle	2009	55,989	—	Shipyard	(1)

Crowned Eagle	2008	55,940	Feb 2020	$16,000

Dublin Eagle	2015	63,549	Jan 2020	$16,800

Egret Bulker	2010	57,809	Jan 2020	$7,250

Fairfield Eagle	2013	63,301	Feb 2020	Voyage

Gannet Bulker	2010	57,809	Feb 2020	Voyage

Golden Eagle	2010	55,989	Jan 2020	$9,000

Goldeneye	2002	52,421	Jan 2020	$9,500

Grebe Bulker	2010	57,809	Jan 2020	$10,800

Greenwich Eagle	2013	63,301	Mar 2020	$1,100	(2)

Groton Eagle	2013	63,301	Jan 2020	Voyage

Hamburg Eagle	2014	63,334	Apr 2020	$10,000

Hawk I	2001	50,296	Apr 2020	$10,750

Hong Kong Eagle	2016	63,472	Feb 2020	$12,100

Ibis Bulker	2010	57,809	Jan 2020	Voyage

Imperial Eagle	2010	55,989	Feb 2020	$3,700	(3)

Jaeger	2004	52,483	—	Shipyard	(1)

Jay	2010	57,809	Jan 2020	$11,750

Kingfisher	2010	57,809	Jan 2020	$15,000

Madison Eagle	2013	63,301	Jan 2020	$22,000

Martin	2010	57,809	Jan 2020	Voyage

Mystic Eagle	2013	63,301	Feb 2020	$6,650

New London Eagle	2015	63,140	Feb 2020	$8,000

Nighthawk	2011	57,809	Jan 2020	Voyage

Oriole	2011	57,809	Jan 2020	Voyage

Osprey I	2002	50,206	Jan 2020	$6,000

Owl	2011	57,809	Jan 2020	Voyage

Petrel Bulker	2011	57,809	Jan 2020	$10,750

Puffin Bulker	2011	57,809	Feb 2020	Voyage

Roadrunner Bulker	2011	57,809	Jan 2020	Voyage

Rowayton Eagle	2013	63,301	Mar 2020	Voyage

Sandpiper Bulker	2011	57,809	Jan 2020	$7,000

Santos Eagle	2015	63,537	Jan 2020	$5,750

Shanghai Eagle	2016	63,438	Jan 2020	$7,700

Shrike	2003	53,343	Feb 2020	Voyage

Singapore Eagle	2017	63,386	—	Shipyard	(1)

Skua	2003	53,350	Jan 2020	$16,000

Southport Eagle	2013	63,301	Mar 2020	$4,600

Stamford Eagle	2016	61,530	Jan 2020	$11,750

Stellar Eagle	2009	55,989	Jan 2020	$8,100

Stonington Eagle	2012	63,301	Feb 2020	Voyage

Sydney Eagle	2015	63,529	Jan 2020	Voyage

Tern	2003	50,209	Feb 2020	Voyage

Westport Eagle	2015	63,344	—	Shipyard	(1)

(1)The vessels are at a shipyard undergoing drydock or installation of scrubbers or BWTS or all of the listed.
(2)The vessel is contracted to continue the existing time charter at an increased charter rate of $10,400 after March 25, 2020.
(3)The vessel is contracted to continue the existing time charter at an increased charter rate of $11,500 after February 25, 2020.

Market Overview

        The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 5% of the on-the-water drybulk fleet. As of December 31, 2019, there are approximately 11,950 drybulk vessels over 10,000 dwt totaling 877 million dwt. We compete with other (primarily private) owners of drybulk vessels in the Handysize, Supramax/Ultramax, and Panamax asset classes.

        Competition in the shipping industry varies according to the nature of the contractual relationship as well as the specific commodity being shipped. Our business will fluctuate as a result of changes in the supply and demand for drybulk commodities and also the main patterns of trade in these commodities. Competition in virtually all bulk trades is intense and based primarily on supply of ships and demand for our ocean transportation services. We compete for charters on the basis of price, vessel location, size, age and condition of the vessel, as well as on our reputation as an owner and operator. Increasingly, major customers are demonstrating a preference for modern vessels based on concerns about the environmental and operational risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets.

        Our strategy is to focus on the Supramax/Ultramax asset class, defined as drybulk vessels that range in size from approximately 50,000 to 65,000 dwt. These vessels have the cargo loading and unloading flexibility offered by their on-board cranes, while the cargo carrying capacity approaches that of Panamax, which ranges in size between 65,000 and 100,000 dwt but which require onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class makes it the preferred type of ship attractive to potential charterers. As of December 31, 2019, all of our owned vessels range in size between 50,000 and 64,000 dwt.

The supply of drybulk vessels depends primarily on the size of the orderbook and the scrapping of older or less efficient vessels. During 2019, 432 newbuilding vessels were delivered to industry participants, and 82 vessels were scrapped, resulting in 3.9% net growth in the drybulk fleet on a DWT-adjusted basis, as compared to 2.9% for 2018.

The typical trading life of a Supramax/Ultramax vessel is approximately 25 years. As of December 2019, 10% of the world's drybulk fleet (by vessel count) was 20 years or older.

In 2019, drybulk demand increased by 1.2% compared to an increase of 2.7% in 2018. The lower demand growth in 2019 was driven by a contraction in iron ore trade, largely resulting from the Vale dam disaster, as well as a slowdown in growth for other drybulk commodities. The BSI averaged $9,948 for 2019, compared to $11,487 for 2018. Please note that the BSI figures both refer to the updated BSI-58 index, which became our standard benchmark reference as of January 1, 2019.

In 2020 to date, the charter hire rates have been significantly impacted by various seasonal factors such as Chinese new year and the COVID-19 outbreak which caused temporary closure of factories and other facilities in China and impacted the global economy. We believe that it is a contributing factor to the lower charter hire rates in 2020 thus far and may continue to result in lower global demand for cargoes such as coal and iron ore. The depressed dry bulk rates may cause temporary decline in vessel prices. In addition, the spread of COVID-19 may have operational risks for our business. Please see "The COVID-19, or other pandemics, could have a material adverse impact on our business, results of operations, or financial condition" in Item I.A., Risk Factors. Operational risks include delays in transferring cargo, offhire time resulting from delays due to quarantine regulations and delays in ports as a result of additional restrictions and protocols; expenses resulting from quarantine regulations of the affected crew members and resulting crew changes; delays in drydocking and scrubber installations for our vessels in shipyards most of which are in China and delays in receipt of charter revenues.

We have instituted measures to reduce the risk of spread of COVID-19 for our crew members on our vessels as well as our on shore offices in Stamford, Connecticut, Singapore and Copenhagen. However, if the COVID-19 pandemic continues to impact the global economy on a prolonged basis, or becomes more severe, the rate environment in the dry bulk market and our vessel values may deteriorate further and our operations and cash flows may be negatively impacted.

 The newbuilding deliveries for 2020 are expected to continue at moderate levels, with the orderbook as of March 2020, standing at approximately 8.9% of the total drybulk fleet, with the orderbook for the Supramax/Ultramax segment at 6.3% of the on-the-water fleet. Global GDP growth for 2020 is expected to be negatively affected by the outbreak of COVID-19 and aggregate demand, supply and dry bulk trade. The International Monetary Fund ("IMF") originally forecast global growth of 3.3% in January, but has since indicated an expectation that 2020 growth will be lower than in 2019 (which came in at 2.9%). The degree of downward pressure will be subject to continued revision based on the duration and intensity of the outbreak. Drybulk trade, which tends to be correlated to global GDP, is expected to grow by approximately 1.9% in 2020, driven by a rebound in iron ore, and continued strong growth in bauxite, along with modest increases in coal, grain, and other minor bulk commodities.

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

        Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a description of all our accounting policies, see Note 2 Significant Accounting Policies to our consolidated financial statements included herein.

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
Leases
We adopted ASC 842 on January 1, 2019 which resulted in the recognition of operating lease right-of-use assets of $28.7 million and related lease liabilities for operating leases of $30.5 million in Total Assets and Total Liabilities, respectively, on our Consolidated Balance Sheet on January 1, 2019. Please see Note 2 Significant Accounting Policies to our consolidated financial statements for additional information. Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP (“prior GAAP”). Because both ASC 842 and prior GAAP generally recognize operating lease expenses on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, there were no material differences between the timing and amount of lease expenses recognized under the two accounting methodologies for the years ended December 31, 2019, 2018 and 2017.
Vessel Lives and Impairment

        The Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. In addition, the Company estimates the scrap rate to be $300 per lwt, to compute each vessel's residual value, which is based on the 15-year average scrap value of steel.

        The carrying values of the Company's vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new buildings. Historically, both charter rates and vessel values tend to be cyclical. The volatility in dry bulk market is heavily impacted by growth rate and demand for commodities such as coal and iron ore in the world economy and Chinese economy in particular. The recent COVID-19 outbreak negatively impacted the charter hire rates as well as our vessel values. We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as vessel sales and purchases, business plans and overall market conditions.

        If indicators of impairment are present, we perform an analysis of the undiscounted projected net operating cash flows for each vessel and compare it to the vessel’s carrying value. This assessment is made at the individual vessel level since we can separately identify cash flow information for each vessel. In developing estimates of future cash flows, the Company must make assumptions about future charter rates, ship-operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit sharing. For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on a historical average of the last twenty five years of one to three years’ time charters. The undiscounted projected net operating cash flows are determined by considering the future charter revenues from existing time charters for the fixed fleet days and for the unfixed days, projected FFA rates up to 2021 and an estimated daily time charter equivalent over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by brokerage commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and any planned capital expenditures such as scrubbers and BWTS.

        The Company evaluated if any impairment indicators existed as of December 31, 2019. Based on the evaluation, the Company determined that there were impairment indicators for 24 vessels in the Company's fleet for which the average vessel prices based on vessel valuations received from third party brokers were lower than their carrying values. The Company considered this to be an impairment indicator and performed an impairment test on the 24 vessels.

        Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile. We utilize historical averages as discussed above in our impairment tests due to the highly cyclical nature of the drybulk shipping industry. Our vessels range from very new to fifteen years old, and we believe that utilizing rates over a long period of time incorporates numerous shipping cycles and reflects our strategy of operating our vessels over a long time period, and in line with the overall useful economic life of our vessels. As disclosed elsewhere herein, we also consider whether utilizing ten or fifteen year averages would impact our impairment assessment. Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 17 years in which to provide sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2019. Management will continue to monitor developments in charter rates in our participatory markets with respect to the expectation of future rates over an extended period.

A comparison of the average estimated daily time charter equivalent rate used in our impairment analysis with the average break even rate at which the undiscounted cash flows for the 24 vessels for which impairment test was performed will be lower than their carrying value as of December 31, 2019 (“average break even rate”) for our vessels is presented below:

Vessel Class	Average estimated daily time charter rate used	Percentage decline from average estimated daily time charter rate used in impairment test at which point impairment would be recorded
Supramax/Ultramax	$12,583	(33)%

        For the purpose of presenting our investors with additional information to determine how the Company’s future results of operations may be impacted in the event that daily time charter rates change from their current levels in future periods, we set forth in the table below analysis that shows the effect of the utilization of 1 year, 3 year, 5 year, 10 year and 15 year average blended rates would have on the Company’s impairment analysis:

	Incremental number of vessels	Potential Incremental Impairment (in millions)
1 year historical average	—	—
3 year historical average	—	—
5 year historical average	4	$23.6
10 year historical average	—	—
15 year historical average	—	—

        Management does not believe that a one year, a three year, and a five year historical average is reflective of the cyclical nature of the shipping business, which tends to have cycles much longer than one, three or five years.

        Based on our impairment analysis, we determined that as of December 31, 2019, the future cash flows expected to be earned by the 24 vessels on an undiscounted basis would exceed their carrying value and therefore no impairment charges were recorded in the consolidated financial statements.

          As of December 31, 2016, as part of our fleet renewal program, management considered it probable that we would divest some of our older vessels as well as certain less efficient vessels from its fleet to achieve operating cost savings.  The Company identified two groups of vessels. Group 1 vessels were selected based on the shipyard they were built and their technical specifications. The group consisted of five sister ships constructed in the Dayang shipyard with 53,000 dwt. These vessels were identified by management as having poorer fuel efficiency, among other reasons, compared to their peers. The second group of 11 vessels are older than 13 years and less than 53,000 dwt.  Based on our projected undiscounted cash flows prior to sale, factoring the probability of sale, such vessels were determined to be impaired, and written down to their current fair value as of December 31, 2016, which was determined by obtaining broker quotes from two unaffiliated ship brokers.  As a result, we recorded an impairment charge of $122.9 million in the fourth quarter of 2016. The carrying value of these vessels prior to impairment was $234.9 million.  In addition to the above, in 2015, we identified six vessels as probable sales, and recognized an impairment charge in 2015 of $50.9 million.  As the value of such vessels further declined in the first quarter of 2016, we recorded an additional impairment charge of $6.2 million in that quarter. Out of the six vessels initially identified in 2015, all vessels have been sold as of December 31, 2019. Out of the sixteen vessels impaired in 2016, eight vessels had been sold as of December 31, 2019.

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

        The table set forth below indicates the carrying value of each of our vessels as of December 31, 2019 and 2018, which we believe, based on broker quotes recently obtained, have a basic charter free market value below its carrying value.  Noted below the table is the aggregate difference between the carrying value and the basic market value, which represents the approximate amount by which we believe we would have to reduce our net income if we sold all of such vessels, excluding commissions, as of December 31, 2019, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy. Additionally, given the current dynamic in the drybulk market, were we to sell a vessel, we might not be able to realize proceeds consistent with the amounts disclosed below.

Drybulk Vessels	Dwt	Year Purchased	Carrying Value* as of December 31, 2019	Carrying Value* as of December 31, 2018
Bittern	57,809	2009	$16.0 million *	$16.3 million *
Canary	57,809	2009	$18.0 million *	$16.4 million *
Cape Town Eagle	63,707	2015	$19.7 million	—
Cardinal	55,362	2004	$6.7 million	$6.7 million
Copenhagen Eagle	63,495	2015	$20.9 million	—
Crane	57,809	2010	$18.7 million *	$17.4 million *
Crested Eagle	55,989	2009	$18.7 million *	$19.4 million *
Crowned Eagle	55,940	2008	$17.2 million *	$18.2 million *
Dublin Eagle	63,549	2015	$20.8 million	—
Egret Bulker	57,809	2010	$19.0 million *	$17.5 million *
Fairfield Eagle	63,301	2013	$15.9 million	$16.5 million
Gannet Bulker	57,809	2010	$19.1 million *	$17.4 million *
Golden Eagle	55,989	2010	$22.1 million *	$20.6 million *
Goldeneye	52,421	2002	$4.7 million	$5.0 million
Grebe Bulker	57,809	2010	$18.5 million *	$17.2 million *
Greenwich Eagle	63,301	2013	$15.8 million	$16.3 million
Groton Eagle	63,301	2013	$18.0 million	$16.4 million
Hamburg Eagle	63,334	2014	$22.5 million *	$21.2 million
Hawk I	50,296	2001	$4.0 million	$4.2 million
Hong Kong Eagle	63,472	2016	$19.9 million	—
Ibis Bulker	57,809	2010	$18.7 million *	$17.2 million *
Imperial Eagle	55,989	2010	$22.0 million *	$20.7 million *
Jaeger	52,483	2004	$5.7 million	$6.0 million
Jay	57,809	2010	$18.8 million *	$17.3 million *
Kingfisher	57,809	2010	$16.4 million *	$17.3 million *
Madison Eagle	63,301	2013	$16.0 million	$16.6 million
Martin	57,809	2010	$16.5 million *	$17.3 million *
Mystic Eagle	63,301	2013	$18.0 million	$16.4 million
New London Eagle	63,140	2015	$22.5 million *	$20.9 million
Nighthawk	57,809	2011	$19.7 million *	$18.2 million *
Oriole	57,809	2011	$19.5 million *	$18.2 million *

Osprey I	50,206	2002	$4.6 million	$4.9 million
Owl	57,809	2011	$19.6 million *	$18.2 million *
Petrel Bulker	57,809	2011	$19.5 million *	$18.2 million *
Puffin Bulker	57,809	2011	$19.6 million *	$18.3 million *
Roadrunner Bulker	57,809	2011	$19.7 million *	$18.2 million *
Rowayton Eagle	63,301	2013	$18.2 million	$16.4 million
Sandpiper Bulker	57,809	2011	$19.6 million *	$18.3 million *
Santos Eagle	63,537	2015	$20.9 million	—
Shanghai Eagle	63,438	2016	$20.0 million	—
Shrike	53,343	2003	$5.7 million	$6.1 million
Singapore Eagle	63,386	2017	$17.3 million	$17.8 million
Skua	53,350	2003	$5.7 million	$6.1 million
Southport Eagle	63,301	2013	$18.1 million	$16.3 million
Stamford Eagle	61,530	2016	$17.0 million	$17.6 million
Stellar Eagle	55,989	2009	$20.8 million *	$19.5 million *
Stonington Eagle	63,301	2012	$17.9 million	$16.3 million
Sydney Eagle	63,529	2015	$20.9 million	—
Tern	50,209	2003	$5.4 million	$5.7 million
Westport Eagle	63,344	2015	$15.8 million	$16.4 million

*Indicates drybulk carriers for which we believe, as of December 31, 2019 and 2018, the basic charter-free market value is lower than the vessel’s carrying value. We believe that the aggregate carrying value of these vessels exceed their December 31, 2019 and 2018 aggregate basic charter-free market value by approximately $136.0 million and $118.0 million, respectively.

Deferred Drydock Cost

        There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydock costs are deferred when incurred and amortized over the period to the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock expenses. Under the deferral method, drydock expenses are deferred and amortized on a straight-line basis until the next drydock, which we estimate to be a period of two and a half to five years. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydock performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in deferred drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted. We expect that our vessels will be required to be drydocked approximately every 30 months for vessels older than 15 years and 60 months for vessels younger than 15 years.

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

Results of operations for years ended December 31, 2019 and 2018

This section of this Form 10-K generally discusses 2019 and 2018 results and year-to-year comparisons between 2019 and 2018. A discussion of 2018 results of operations compared to 2017 has been omitted from this Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2018, filed with the SEC on March 13, 2019.

Factors Affecting our Results of Operations

        The following tables represent the operating data and certain financial statement data for the years ended December 31, 2019 and 2018 on a consolidated basis.

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	For the Years Ended
	December 31, 2019	December 31, 2018
Ownership Days	16,945	17,213
Chartered-in Days	3,583	3,294
Available Days	19,214	20,083
Operating Days	19,058	19,921
Fleet Utilization	99.2%	99.2%

•Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days are an indicator of the size of our fleet over a period and affect both the amount of revenues and the amount of expenses that we record during a period.

•Chartered-in Days: We define chartered-in days as the aggregate number of days in a period during which the Company chartered-in vessels.

•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked 11 vessels in 2019 and three vessels were undergoing drydock as of December 31, 2019 and 11 vessels in 2018.

•Operating days: We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

•Fleet utilization: We calculate fleet utilization by dividing the number of our operating days during a period by the number of our available days during the period. The shipping industry uses fleet utilization to measure a company's efficiency in finding suitable employment for its vessels and minimizing the amount of days that its vessels are off-hire for reasons other than scheduled repairs or repairs under guarantee, vessel upgrades, special surveys or vessel positioning. Our fleet continues to perform at very high utilization rates.

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

        The mix of charters between voyage charters and time charters also affects revenues. Because the mix between voyage charters and time charters significantly affects shipping revenues and voyage expenses, vessel revenues are benchmarked based on net charter hire income. Net charter hire income comprises revenue from vessels operating on time charters, and voyage revenue less voyage expenses from vessels operating on voyage charters in the spot market and charter hire expenses. Net charter hire income serves as a measure of analyzing fluctuations between financial periods and as a method of equating revenue generated from a voyage charter to time charter revenue.

The following table represents the reconciliation of Net charter hire income, a non-GAAP measure, for the years ended December 31, 2019 and 2018.

	For the Years Ended
	December 31, 2019	December 31, 2018
Revenues, net	$292,377,638	$310,094,258
Less:
Voyage Expenses	87,701,407	79,566,452
Charter hire expenses	42,168,642	38,045,778
Net charter hire income	$162,507,589	$192,482,028

% of Net charter hire from
Time charters	61%	64%
Voyage charters	39%	36%

Our economic decisions are primarily based on anticipated net charter hire rates and we evaluate financial performance based on net charter rates achieved. Our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the net charter hire that our vessels earn under charters, which, in turn, are affected by a number of factors, including:

•the duration of our charters;
•our decisions relating to vessel acquisitions and disposals;
•the amount of time that we spend positioning our vessels;
•the amount of time that our vessels spend in drydock undergoing repairs;
•maintenance and upgrade work;
•the age, condition and specifications of our vessels;
•levels of supply and demand in the drybulk shipping industry; and
•other factors affecting spot market charter rates for drybulk carriers.

        Our revenues for the years ended December 31, 2019 and 2018 were earned from time and voyage charters. We did not have any vessels employed in commercial pools for the years ended December 31, 2019 and 2018. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. We record such broker commissions as voyage expenses.

        Revenues, net for the year ended December 31, 2019 were $292.4 million, a decrease of 6% compared to the prior year ended December 31, 2018 primarily due to a decrease in charter hire rates and a decrease in available days due to offhire related to scrubber installations. The decrease in available days was also due to the sale of four Supramax vessels during 2019, offset by the purchase of seven Ultramax vessels in 2019, six of which were delivered in the later half of the year. The chartered-in days for the year ended December 31, 2019 were 3,583 compared to 3,294 in the prior year.

Voyage expenses

        To the extent that we employ our vessels on voyage charters, we incur expenses that include but not limited to bunkers, port charges and canal tolls, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which more vessels are employed on voyage charters.

        Voyage expenses for the year ended December 31, 2019 were $87.7 million, compared with $79.6 million for the year ended December 31, 2018. Voyage expenses have primarily increased due to an increase in bunker consumption due to an increase in voyage charter days offset by a decrease in bunker prices in the current year compared to the prior year.

Vessel expenses

        Vessel expenses include expenses relating to crewing costs, vessel operations, general vessel maintenance, regulatory and classification society compliance, repairs, stores, supplies, spare parts and technical consultants.

        Vessel expenses for the year ended December 31, 2019 were $82.3 million, which represents an increase of $1.0 million, compared with $81.3 million for the year ended December 31, 2018. The increase in vessel expenses is attributable to an increase in average daily vessel expenses due to increases in crew wages and vessel start-up expenses for the seven Ultramax vessels purchased in 2019, offset by a decrease in ownership days. The ownership days for the year ended December 31, 2019 were 16,945 compared to 17,213 for the prior year ended December 31, 2018.

We believe daily vessel expenses are a good measure for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

        Average daily vessel expenses for our fleet for the year ended December 31, 2019 were $4,859 compared to $4,725 for the year ended December 31, 2018.

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

        Our vessel expenses, which generally represent costs under the vessel operating budgets, cost of insurance and vessel registry and other regulatory fees, will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, may also cause these expenses to increase, including, for instance, developments relating to market prices for crew, insurance, lubricants and supplies.

Charter hire expense

        Charter hire expenses for the year ended December 31, 2019 were $42.2 million compared to $38.0 million for the year ended December 31, 2018. The increase in charter hire expenses in 2019 compared with 2018 was mainly due to an increase in charter hire operating days and a marginal increase in charter hire rates. The chartered-in operating days for 2019 were 3,583 compared to 3,294 in 2018. The Company chartered in three vessels on a long term basis for the years ended December 31, 2019 and 2018.

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

        Depreciation and amortization expenses for the years ended December 31, 2019 and 2018 were $40.5 million and $37.7 million, respectively. The increase in depreciation expense is primarily due to an increase in the cost base of our owned fleet due to the acquisition of a total of nine vessels in 2018 and 2019 offset by the sale of two vessels in 2018 and four vessels in 2019. Total depreciation and amortization expenses for the year ended December 31, 2019 includes $34.3 million of depreciation and $6.2 million of deferred drydocking amortization. Total depreciation and amortization expenses for the year ended December 31, 2018 includes $32.4 million of depreciation and $5.3 million of amortization of deferred drydocking costs.

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

General and administrative expenses

        Our general and administrative expenses include legal, professional expenses, recurring administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent, directors fees, and directors and officers insurance. General and administrative expenses also include stock-based compensation expenses.

        General and administrative expenses for the years ended December 31, 2019 and 2018 were $35.0 million and $36.2 million, respectively. The decrease in general and administrative expenses in 2019 was primarily due to a decrease in stock-based compensation expense. The general and administrative expenses excluding stock-based compensation expense are higher compared to the prior year primarily because of higher payroll expenses and certain non recurring legal charges.

        General and administrative expenses include stock-based compensation charges of $4.8 million and $9.2 million, respectively, for the years ended December 31, 2019 and 2018. These stock-based compensation charges relate to the stock options and restricted stock units granted to certain members of management, employees and certain directors of the Company under the 2016 Plan. Please see Note 10 Stock Incentive Plans to the consolidated financial statements.

Other operating expense

Other operating expense for the year ended December 31, 2019 was $1.1 million. The expense relates to our legal settlement with OFAC. Please see Note 8 Commitments and Contingencies to the consolidated financial statements for additional information.

Interest and Finance Costs

        Interest expense consisted of:

	For the Years Ended
	December 31, 2019	December 31, 2018
Amortization of debt discount and debt issuance costs	$3,783,939	$1,913,651
Convertible Bond Debt interest	2,377,550	—
Original Ultraco Debt Facility interest	362,257	3,774,309
Norwegian Bond Debt interest	15,930,750	16,424,449
New Ultraco Debt Facility interest	7,172,442	—
New First Lien Facility interest	293,545	3,509,790
Commitment fees on revolving credit facilities	657,006	121,332
Total Interest expense	$30,577,489	$25,743,531

2019

For the year ended December 31, 2019, the interest rate on the New First Lien Facility, which was repaid on January 25, 2019, ranged from 5.89% to 6.01% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs was 6.45%.

For the year ended December 31, 2019, the interest rate on the Original Ultraco Debt Facility, which was repaid on January 25, 2019, was 5.28% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate was 6.80%.

For the year ended December 31, 2019, the interest rate on the Convertible Bond Debt was 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 10.14%.

For the year ended December 31, 2019, interest rates on Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including amortization of debt discount and debt issuance costs for the year was 9.04%.

For the year ended December 31, 2019, the interest rate on the New Ultraco Debt Facility ranged from 4.51% to 5.26% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 4.54%.

Forward freight agreements

        The Company trades in FFAs and bunkers swaps, with the objective of utilizing this market as economic hedging instruments that reduce the risk to the changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains are recognized as a component of Other expense in the Consolidated Statements of Operations.

For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties. As of December 31, 2019, the Company has International Swaps and Derivatives Association (ISDA) agreements with two applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties. As of December 31, 2019, no collateral had been received or pledged related to these bunker swaps.

The effect of non-designated derivative instruments on the Consolidated Statements of Operations is as follows:

		For the Years Ended
Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	December 31, 2019	December 31, 2018
FFAs	Other expense/(income)	$(109,602)	$(471,679)
Bunker Swaps	Other expense/(income)	259,234	345,438
Total		$149,632	$(126,241)

Derivatives not designated as hedging instruments	Balance Sheet location	December 31, 2019	December 31, 2018
Bunker Swaps - Unrealized loss	Fair value of Derivatives	$756,229	$929,313
FFAs - Unrealized gain	Other current assets	475,650	669,240
Bunker Swaps - Unrealized gain	Other current assets	96,043	—

Cash Collateral Disclosures

The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of December 31, 2019 and December 31, 2018, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $0.6 million and $0.8 million, respectively, which is recorded within other current assets in the consolidated balance sheets.
Loss on extinguishment

On January 25, 2019, the Company repaid the outstanding debt together with accrued interest as of that date under the New First Lien Facility and the Original Ultraco Debt Facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. As a result, the Company recognized $2.3 million representing the outstanding balance of debt issuance costs, as a loss on debt extinguishment in the first quarter of 2019. Please see Note 6 Debt to the consolidated financial statements.

Effects of Inflation

        The Company does not believe that inflation has had or is likely, in the near future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

The following table presents the cash flow information for the years ended December 31, 2019 and 2018:

	For the Years Ended
(in thousands of U.S. dollars)	December 31, 2019	December 31, 2018
Net cash provided by operating activities	$21,686	$45,470
Net cash used in investing activities	(168,619)	(31,014)
Net cash provided by financing activities	127,899	7,381

(Decrease)/increase in cash and cash equivalents	(19,034)	21,838
Cash, cash equivalents including restricted cash, beginning of year	78,164	56,326

Cash and cash equivalents including restricted cash, end of year	$59,130	$78,164

Net cash provided by operating activities for the year ended December 31, 2019 was $21.7 million, compared with $45.5 million in 2018. The decrease in cash flows provided by operations resulted from a decrease in charter rates achieved by the Company in the current year as well as lower available days year over year as a result of scrubber installations and higher drydocking expenditures in the current year.

        Net cash used in investing activities for the year ended December 31, 2019 was $168.6 million, compared to $31.0 million in the prior year. During 2019, the Company purchased seven Ultramax vessels for $143.5 million offset by the proceeds from the sale of four vessels for $29.6 million and $3.8 million of insurance proceeds received on hull and machinery claims. Additionally, the Company paid $58.2 million for purchase and installation of scrubbers and ballast water treatment systems on our fleet.

        Net cash provided by financing activities for the year ended December 31, 2019 was $127.9 million, compared to $7.4 million in the prior year ended December 31, 2018. On January 25, 2019, the Company completed a debt refinancing transaction and received net proceeds of $153.4 million by entering into new term and revolver loan facilities under the New Ultraco Debt Facility and repaying all outstanding debt under the Original Ultraco Debt Facility and New First Lien Facility of $82.6 million and $65.0 million, respectively. The Company paid $3.5 million as debt issuance costs to the lenders under the New Ultraco Debt Facility. The Company repaid $8.0 million of the Norwegian Bond Debt and $15.1 million under the New Ultraco Debt Facility. On July 29, 2019, the Company received $112.5 million in net proceeds from the Convertible Bond Debt, net of debt discount. On October 1, 2019, the Company entered into the First Amendment to the New Ultraco Debt Facility and received $34.3 million in proceeds. The Company utilized the proceeds from the Convertible Bond Debt and the New Ultraco Debt Facility for partial financing of six Ultramax vessels delivered in the third and fourth quarters of 2019. The Company incurred $1.7 million of other financing costs relating to the issuance of the Convertible Bond Debt and the New Ultraco Debt Facility. Additionally, the Company paid $1.4 million towards shares withheld for taxes due to the vesting of restricted shares.

As of December 31, 2019, our cash and cash equivalents balance was $53.6 million compared to a cash and cash equivalents balance of $67.2 million at December 31, 2018. In addition, our restricted cash balance at December 31, 2019 was $5.5 million which includes $5.4 million in net proceeds from the sale of five vessels and $0.1 million for collateralizing letters of credit relating to our office leases. As of December 31, 2018, our restricted cash balance was $10.9 million which includes $10.8 million in proceeds from the sale of the vessel Thrush and $0.1 million for collateralizing letters of credit relating to our office leases.

        At December 31, 2019, the Company’s debt, net of $29.0 million debt discount and debt issuance costs totaled $445.8 million of which $35.7 million is shown in the current portion of long-term debt and $410.1 million in noncurrent liabilities. In addition, as of December 31, 2019, we had $70.0 million in undrawn revolver facilities available under the Super Senior Facility and New Ultraco Debt Facility.

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

        We believe that our current financial resources, together with the undrawn revolver under the Super Senior Facility and New Ultraco Debt Facility and cash generated from operations will be sufficient to meet our ongoing business needs and other obligations over the next twelve months. Our ability to generate sufficient cash depends on many factors beyond our control including, among other things, general charter rate environment.

Dividends

The Company did not make any dividend payments in 2019 and 2018. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the Company’s debt facilities, and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term.

Debt Agreements

        Refer to Note 6 Debt to our consolidated financial statements above for a summary of our credit agreements.

Contractual Obligations

        The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2019:

Contractual Obligation	Payment Due by Period
(in thousands of dollars)	2020	2021-2022	2023-2024	Total
Bank Loans(1)	$27,709	$58,389	$86,516	$172,614
Office leases	734	1,183	245	2,162
Charter hire obligations (2)	13,284	6,983	—	20,267
Interest and borrowing fees(3)	28,511	50,678	12,548	91,737
Norwegian Bond Debt	8,000	180,000	—	188,000
Convertible Bond Debt (4)	—	—	114,120	114,120
Vessel Improvements (5)	31,325	6,250	—	37,575
Total	$109,563	$303,483	$213,429	$626,475

(1)The debt payments represent the amortization payments due to be paid under New Ultraco Debt Facility.
(2)Includes charter hire obligations on three chartered-in vessels with daily charter rates between $11,600 and $12,800. Please see Note 2 Significant Accounting Policies to the consolidated financial statements.
(3)Interest is based on LIBOR assumption of 1.18% for New Ultraco Debt Facility. Interest rate is fixed at 8.25% for the Norwegian Bond Debt and 5% for the Convertible Bond debt..
(4)This amount represents the total amount of convertible bonds that would be paid in cash at the election of the Company upon maturity.
(5)This amount includes the Company's estimated costs related to BWTS and the remaining costs related to scrubber installations.

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

On August 14, 2018, the Company entered into a contract for installation of BWTS on 40 of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company completed installation of BWTS on nine vessels and recorded $3.8 million in the Vessel and vessel improvements in the Consolidated Balance Sheet as of December 31, 2019. Additionally, the Company recorded $2.9 million as advance paid towards installation of BWTS as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2019.

        On September 4, 2018, the Company announced it had entered into a series of agreements to purchase up to 37 scrubbers which are to be retrofitted on owned vessels. The projected costs, including installation, is approximately $2.2 million per scrubber. The Company completed and installed 24 scrubbers and recorded $52.4 million in Vessel and vessel improvements in the Consolidated Balance Sheet as of December 31, 2019. Additionally, the Company recorded $23.6 million as advances paid towards installation of scrubbers on the remaining vessels, as a non current asset in its Consolidated Balance Sheet as of December 31, 2019.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2019, 11 of our vessels were drydocked and three vessels were undergoing drydock as of December 31, 2019 and we incurred $11.9 million in drydocking related costs. In 2018, 11 of our vessels were drydocked and we incurred $8.3 million in drydocking related costs.

The following table represents certain information about the estimated costs for anticipated vessel drydockings, BWTS, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

	Projected Costs(2) (in millions)
Quarter Ending	Off-hire Days(1)	BWTS	Scrubbers (3)	Drydocks
March 31, 2020	231	$1.4	$16.2	$3.2
June 30, 2020	66	1.8	7.6	2.4
September 30, 2020	165	2.9	—	4.4
December 31, 2020	45	2.5	—	1.6

(1) Actual duration of off-hire days will vary based on the age and condition of the vessel, yard schedules and other factors.
(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
(3) The scrubbers installation is on track to be completed in the first quarter of 2020. The cash outflow in the second quarter of 2020 represents the remaining liability to the related vendors.

Off-balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Other Contingencies

        We refer you to Note 8 Commitment and Contingencies to our consolidated financial statements included in this Annual Report for a discussion of our contingencies related to claim litigation. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company's objective is to manage the impact of interest rate changes on its earnings and cash flows. The Company expects to manage this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, using derivative financial instruments. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs.

        At December 31, 2019, the Company’s debt consisted of $188.0 million in senior secured bonds, net of $4.1 million debt discount and debt issuance costs under the Norwegian Bond Debt, $114.1 million in Convertible Bond Debt, net of $21.4 million debt discount and debt issuance costs under the Convertible Bond Debt and $172.6 million, net of $3.5 million debt discount and debt issuance costs under the New Ultraco Debt Facility. In addition, we have $70.0 million in undrawn revolver facilities available under the Super Senior Facility and New Ultraco Debt Facility. The Norwegian Bond Debt carries a fixed interest rate of 8.25% and therefore does not carry any exposure to interest rate increases. The Convertible Bond Debt carries a fixed interest rate of 5.00% and therefore does not carry any exposure to interest rate increases. Our outstanding debt under the New Ultraco Debt Facility carries an interest of margin plus LIBOR and therefore is exposed to interest rate fluctuations. Our total cash interest expense for the year ended December 31, 2019 on our New Ultraco Debt Facility was $7.2 million. The table below provides sensitivity analysis of changes in interest rates for an increase or decrease of 100 basis points and an increase of 200 basis points and the increase in annual interest expense under each scenario. The below analysis excluded our Norwegian Bond Debt and Convertible Bond Debt which are not subject to variable LIBOR.

	Incremental interest expense
	For the year ended December 31, 2019	For the year ended December 31, 2018
+200 basis points	$3,452,280	$2,852,000
+100 basis points	1,726,140	1,426,000
-100 basis points	(1,726,140)	(1,426,000)

For the year ended December 31, 2019, interest rates on the Norwegian Bond Debt were 8.25%. The weighted average effective interest rate including amortization of debt discount and debt issuance costs for the year was 9.04%. The interest rates on the New Ultraco Debt Facility ranged from 4.51% to 5.26% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 4.54%. The interest rates on the Convertible Bond Debt were 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 10.14%. The interest rate on the Original Ultraco Debt Facility, which was repaid on January 25, 2019, was 5.28% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 6.80%. The interest rate on the New First Lien Facility, which was repaid on January 25, 2019, ranged from 5.89% to 6.01% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 6.45%.

For information regarding our use of certain derivative instruments, including forward freight agreements and bunker swaps, see Note 7 Derivative Instruments and Fair Value Measurements to the consolidated financial statements.

Foreign Currency and Exchange Rate Risk

The shipping industry in which the Company operates substantially transacts using the U.S. dollar. The Company generates all of its revenues in U.S. dollars and the Company’s current exposure to currency fluctuations is not material. The majority of the Company's operating expenses are in U.S. dollars. However, we incur some of our voyage expenses and vessel expenses in other currencies. The amount and frequency of some of these expenses may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the U.S. dollar cost to us of paying such expenses. There is currently no expectation that that there would be an increase in the business conducted in foreign currencies. In the future if there is a substantial increase in our foreign currency transactions, our exposure could increase and we may seek to hedge against any currency fluctuation.

Item 8. Financial Statements and Supplementary Data

        The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption "Consolidated Financial Statements" as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV. Item 15. Exhibits, Financial Statement Schedules under the heading, "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control Over Financial Reporting

        In addition, we evaluated our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in the proxy statement for the 2020 annual meeting of shareholders, to be filed within 120 days after December 31, 2019, and is incorporated by reference to this report.

Item 11. Executive Compensation

Information regarding executive compensation will be included in the proxy statement for the 2020 annual meeting of shareholders, to be filed within 120 days after December 31, 2019, and is incorporated by reference to this report.

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

        On December 15, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) which replaced the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired or otherwise terminated or cancelled. Under the terms of the 2016 Plan, a maximum of 7,848,613 shares may be issued. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan.

        The following table sets forth certain information as of December 31, 2019 regarding the 2016 Plan. The 2016 Plan was approved by our shareholders on December 15, 2016.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Plan Category	(a)*	(b)	(c)*
Equity compensation plans approved by security holders	2,000,921	$4.85	3,219,323
Equity compensation plans not approved by security holders	—	—	N/A
Total	2,000,921	4.85	3,219,323

* The sum, combined with 2,628,369 restricted shares issued (net of forfeitures and cancellations) consists of 7,848,613 shares eligible to be granted under the 2016 Plan.

        Information regarding beneficial ownership and management and related stockholder matters will be included in the proxy statement for the 2020 annual meeting of shareholders, to be filed within 120 days after December 31, 2019, and is incorporated by reference to this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the proxy statement for the 2020 annual meeting of shareholders, to be filed within 120 days after December 31, 2019, and is incorporated by reference to this report.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in the proxy statement for the 2020 annual meeting of shareholders, to be filed within 120 days after December 31, 2019, and is incorporated by reference to this report.

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

4.4*	Description of Securities.
4.5
Indenture, dated July 29, 2019, by and between Eagle Bulk Shipping Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 2, 2019).

4.6

Form of Note representing the Company's 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 2, 2019).

10.1#
Eagle Bulk Shipping Inc. Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33831) filed with the Commission on April 25, 2019).

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

10.46
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

10.47
First Amendment, dated October 1, 2019, by and among Eagle Bulk Ultraco LLC, as borrower, certain initial and additional guarantors, as guarantors, Eagle Bulk Shipping Inc., as apparent and guarantor, the lenders thereto, the swap parties thereto and ABN AMRO Capital USA LLC, as facility agent and security trustee; incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Eagle Bulk Shipping, Inc.; filed with the SEC on October 7, 2019; File No. 001-33831.

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

March 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2020.

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
Gary Weston

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Eagle Bulk Shipping Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

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
March 12, 2020
We have served as the Company's auditor since 2015.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in U.S. dollars except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$53,583,898	$67,209,753
Restricted cash - current	5,471,470	—
Accounts receivable, net of a reserve of $2,472,345 and $2,073,616, respectively	19,982,871	19,785,582
Prepaid expenses	4,631,416	4,635,879
Inventories	15,824,278	16,137,785
Vessels held for sale	—	8,458,444
Other current assets	1,039,430	2,246,740
Total current assets	100,533,363	118,474,183
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $153,029,544 and $124,907,998, respectively	835,959,084	682,944,936
Advance for vessel purchase	—	2,040,000
Operating lease right-of-use assets	20,410,037	—
Other fixed assets, net of accumulated depreciation of $832,541 and $547,452, respectively	740,654	692,803
Restricted cash - noncurrent	74,917	10,953,885
Deferred drydock costs, net	17,495,270	12,186,356
Deferred financing costs - Super Senior Facility	166,111	285,342
Advances for scrubbers and ballast water systems and other assets	26,707,700	18,631,655
Total noncurrent assets	901,553,773	727,734,977
Total assets	$1,002,087,136	$846,209,160
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,483,397	$14,161,169
Accrued interest	5,321,089	1,735,631
Other accrued liabilities	28,996,836	10,064,017
Fair value of derivatives	756,229	929,313
Current portion of operating lease liabilities	13,255,978	—
Unearned charter hire revenue	4,692,259	6,926,839
Current portion of long-term debt	35,709,394	29,176,230
Total current liabilities	102,215,182	62,993,199
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	175,867,310	182,469,155
New First Lien Facility, net of debt discount and debt issuance costs	—	48,189,307
New Ultraco Debt Facility, net of debt issuance costs	141,396,770	—
Original Ultraco Debt Facility, net of debt discount and debt issuance costs	—	70,924,885
Convertible Bond Debt, net of debt discount and debt issuance costs	92,803,144	—
Operating lease liabilities	8,301,793	—
Other liabilities	—	208,651

Fair value below contract value of time charters acquired	—	1,818,114
Total noncurrent liabilities	418,369,017	303,610,112
Total liabilities	520,584,199	366,603,311
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of December 31, 2019 and 2018	—	—
Common stock, $.01 par value, 700,000,000 shares authorized, 71,502,206 and 71,055,400 shares issued and outstanding as of December 31, 2019 and 2018, respectively	715,022	710,555
Additional paid-in capital	917,862,269	894,272,533
Accumulated deficit	(437,074,354)	(415,377,239)
Total stockholders' equity	481,502,937	479,605,849
Total liabilities and stockholders' equity	$1,002,087,136	$846,209,160

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in U.S. dollars except share and per share data)

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Revenues, net	$292,377,638	$310,094,258	$236,784,625

Voyage expenses	87,701,407	79,566,452	62,351,252
Vessel expenses	82,342,123	81,336,260	78,607,244
Charter hire expenses	42,168,642	38,045,778	31,283,956
Depreciation and amortization	40,545,904	37,717,462	33,690,686
General and administrative expenses	35,041,996	36,156,660	33,126,310
Other operating expense	1,125,000	—	—
Gain on sale of vessels	(5,978,566)	(335,160)	(2,134,767)
Total operating expenses, net	282,946,506	272,487,452	236,924,681

Operating income/(loss)	9,431,132	37,606,806	(140,056)

Interest expense	30,577,489	25,743,531	29,376,994
Interest income	(1,867,326)	(585,168)	(651,069)
Other expense/(income)	149,632	(126,241)	(37,905)
Loss on debt extinguishment	2,268,452	—	14,968,609
Total other expense, net	31,128,247	25,032,122	43,656,629
Net (loss)/income	$(21,697,115)	$12,574,684	$(43,796,685)

Weighted average shares outstanding:

Basic	71,365,618	70,665,212	69,182,302
Diluted	71,365,618	71,802,173	69,182,302

Per share amounts:
Basic net (loss)/income	$(0.30)	$0.18	$(0.63)
Diluted net (loss)/income	$(0.30)	$0.18	$(0.63)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net (loss)/income	$(21,697,115)	$12,574,684	$(43,796,685)

Total other comprehensive (loss)/income	—	—	—

Comprehensive (loss)/income	$(21,697,115)	$12,574,684	$(43,796,685)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in U.S. dollars except share data)

	Common Stock	Common Stock Amount	Additional paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2017	48,106,827	$481,069	$783,369,698	$(383,368,128)	$400,482,639
Net loss	—	—	—	(43,796,685)	(43,796,685)
Issuance of shares for private placement, net of issuance costs	22,222,223	222,222	95,807,781	—	96,030,003
Issuance of shares due to vesting of restricted shares	65,257	653	(653)	—	—
Cash used to settle net share equity awards	—	—	(289,539)	—	(289,539)
Stock-based compensation	—	—	8,738,615	—	8,738,615
Balance at December 31, 2017	70,394,307	703,944	887,625,902	(427,164,813)	461,165,033
Net income	—	—	—	12,574,684	12,574,684
Cumulative effect of accounting change *	—	—	—	(787,110)	(787,110)
Issuance of shares due to vesting of restricted shares and exercise of options, net of cash received	661,093	6,611	(1,745)	—	4,866
Cash used to settle net share equity awards	—	—	(2,559,104)	—	(2,559,104)
Stock-based compensation	—	—	9,207,480	—	9,207,480
Balance at December 31, 2018	71,055,400	710,555	894,272,533	(415,377,239)	479,605,849
Net loss	—	—	—	(21,697,115)	(21,697,115)
Proceeds received from the Share Lending Agreement	—	—	35,829	—	35,829
Issuance of shares due to vesting of restricted shares	446,806	4,467	(4,467)	—	—
Equity component of Convertible Bond Debt, net of equity issuance costs	—	—	20,175,803	—	20,175,803
Cash used to settle net share equity awards	—	—	(1,443,753)	—	(1,443,753)
Stock-based compensation	—	—	4,826,324	—	4,826,324
Balance at December 31, 2019	71,502,206	$715,022	$917,862,269	$(437,074,354)	$481,502,937

* The opening accumulated deficit has been adjusted on January 1, 2018 in connection with the adoption of the new revenue standard ("ASC 606").

*

         The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net (loss)/income	$(21,697,115)	$12,574,684	$(43,796,685)
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Depreciation	34,318,053	32,364,359	29,354,017
Amortization of deferred drydocking costs	6,227,851	5,353,102	4,336,669
Amortization of operating lease right-of-use asset	12,764,596	—	—
Amortization of debt discount and debt issuance costs	3,783,939	1,913,651	5,927,984
Loss on debt extinguishment	2,268,452	—	14,968,609
Amortization of fair value below contract value of time charter acquired	—	(681,898)	(716,783)
Payment-in-kind interest on debt	—	—	10,098,401
Cash paid towards payment-in-kind interest on Second Lien Facility	—	—	(17,426,244)
Gain on sale of vessels	(5,978,566)	(335,160)	(2,134,767)
Net unrealized loss/(gain) on fair value of derivatives	(75,537)	315,748	(55,675)
Fees paid on time charter termination	—	—	(1,500,000)
Stock-based compensation expense	4,826,324	9,207,480	8,738,615
Drydocking expenditures	(11,903,474)	(8,323,191)	(2,579,111)
Changes in operating assets and liabilities:
Accounts payable	3,199,113	993,557	335,688
Accounts receivable	(6,902)	(3,465,025)	(12,156,832)
Accrued interest	3,585,458	(54,684)	1,761,443
Inventories	313,507	(2,024,706)	(3,236,366)
Operating lease liabilities short and long-term	(13,475,534)	—	—
Other current and non-current assets	1,503,904	(207,234)	(331,707)
Other accrued liabilities and other non-current liabilities	4,261,774	(1,125,638)	(1,340,366)
Prepaid expenses	4,463	(1,625,113)	83,196
Unearned revenue	(2,234,580)	590,531	(367,359)
Net cash provided by/ (used in) operating activities	21,685,726	45,470,463	(10,037,273)

Cash flows from investing activities:
Purchases of vessels and vessel improvements	(143,477,720)	(41,404,328)	(174,400,746)
Advance for vessel purchase	—	(2,040,000)	(2,201,773)
Purchase of scrubbers and ballast water treatment systems	(58,196,164)	(12,342,317)	—
Proceeds from hull and machinery insurance claims	3,845,967	—	—
Proceeds from redemption of short-term investment	—	4,500,000	(4,500,000)
Proceeds from sale of vessels	29,560,746	20,545,202	26,042,000
Purchase of other fixed assets	(351,434)	(272,067)	(189,120)
Net cash used in investing activities	(168,618,605)	(31,013,510)	(155,249,639)

Cash flows from financing activities:
Proceeds from the New First Lien Facility	—	—	65,000,000

Proceeds from the revolver loan under New First Lien Facility	5,000,000	—	—
Payment of revolver under New First Lien Facility	(5,000,000)	(5,000,000)	—
Proceeds from Convertible Bond Debt, net of debt discount	112,482,586	—	—
Proceeds from New Ultraco Debt Facility	187,760,000	—	—
Proceeds from the Norwegian Bond Debt, net of discount	—	—	198,092,000
Proceeds from Original Ultraco Debt Facility	—	21,400,000	61,200,000
Proceeds from Share Lending Agreement	35,829	—	—
Proceeds from common stock placement, net of issuance costs	—	—	96,030,003
Repayment of First Lien Facility	—	—	(184,099,000)
Repayment of New First Lien Facility - term loan	(60,000,000)	—	—
Repayment of revolver loan under First Lien Facility	—	—	(25,000,000)
Repayment of Norwegian Bond Debt	(8,000,000)	(4,000,000)	—
Repayment of Second Lien Facility	—	—	(60,000,000)
Repayment of Original Ultraco Debt Facility	(82,600,000)	—	—
Repayment of term loan under New Ultraco Debt Facility	(15,146,013)	—	—
Financing costs paid to lenders	(3,533,770)	—	(2,025,514)
Other financing costs	(1,655,353)	(2,465,037)	(3,886,104)
Cash received from exercise of stock options	—	4,865	—
Cash used to settle net share equity awards	(1,443,753)	(2,559,104)	(289,539)
Net cash provided by financing activities	127,899,526	7,380,724	145,021,846
Net (decrease)/increase in cash, cash equivalents and restricted cash	(19,033,353)	21,837,677	(20,265,066)
Cash, cash equivalents and restricted cash at beginning of year	78,163,638	56,325,961	76,591,027
Cash, cash equivalents and restricted cash at end of year	$59,130,285	$78,163,638	$56,325,961

Supplemental cash flow information:
Accruals for scrubbers and ballast water treatment systems in Accounts payable and Other accrued liabilities	$16,380,168	$5,801,867	$—
Cash paid during the period for interest excluding payment of accumulated payment-in-kind interest on the Second Lien Facility paid on December 8, 2017 of $17.7 million.	$23,208,093	$23,884,565	$11,589,192

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   General Information:

        The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the "Company,” “we” or “our” or similar terms). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership, charter and operation of drybulk vessels. The Company's fleet is comprised of Supramax and Ultramax drybulk carriers and the Company operates its business in one business segment.

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

        The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of its wholly-owned subsidiaries formed in the Republic of the Marshall Islands. The primary activity of each of the subsidiaries is the ownership of a vessel. The operations of the vessels are managed by a directly wholly-owned subsidiary of the Company, Eagle Bulk Management LLC, a Republic of the Marshall Islands limited liability company.

        As of December 31, 2019, the Company owned and operated a modern fleet of 50 ocean-going vessels, including 30 Supramax and 20 Ultramax vessels, with a combined carrying capacity of 2,946,188 deadweight tons ("dwt") and an average age of approximately 8.7 years. Additionally, the Company chartered-in three Ultramax vessels for periods ranging between one to two years. The Company charters-in third-party vessels on a short to medium term basis. For the years ended December 31, 2019, 2018 and 2017, the Company had no charterers which individually accounted for more than 10% of the Company's gross charter revenue.

Note 2.  Significant Accounting Policies:

(a) Principles of Consolidation: The accompanying consolidated financial statements have been prepared in  accordance with U.S. generally accepted accounting principles and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions were eliminated upon consolidation.

(b) Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel impairment, vessel valuations, residual value of vessels, the useful lives of vessels, the value of stock-based compensation, fair value of the Convertible Bond Debt (as defined below) and its equity component, fair value of right-of-use asset and lease liability and the fair value of derivatives. Actual results could differ from those estimates.

(c) Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. Restricted Cash, current and noncurrent as of December 31, 2019 and 2018 was $5.5 million and $10.9 million, respectively. Restricted cash balance relates to the proceeds from the sale of vessels, which were restricted pursuant to the terms under the Norwegian Bond Debt. Please see Note 6 Debt to the consolidated financial statements for additional information. Additionally, the Company also had restricted cash of $0.1 million for collateralizing a letter of credit on our office lease as of December 31, 2019 and 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Consolidated Balance Sheets that sum to the total amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2019	December 31, 2018

Cash and cash equivalents	$53,583,898	$67,209,753
Restricted cash - current	5,471,470	—
Restricted cash - noncurrent	74,917	10,953,885
	$59,130,285	$78,163,638

(d) Accounts Receivable: Accounts receivable includes receivables from charterers for time and voyage charterers. At each balance sheet date, all potentially uncollectible accounts are assessed for purposes of determining the appropriate provision for doubtful accounts. The Company wrote off $0.9 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively, related to previously reserved amounts in the allowance for doubtful accounts. The Company recorded a provision of $1.3 million and none respectively, for doubtful accounts for the years ended December 31, 2019 and 2018. Additionally, the Company wrote off $3.4 million for the year ended December 31, 2017 which was related to previously reserved amounts in the allowance for doubtful accounts. The Company did not record any material provisions for doubtful accounts for the year ended December 31, 2017.

(e) Insurance Claims: Insurance claims are recorded net of any deductible amounts for insured damages which are recognized when recovery is virtually certain under the related insurance policies and where the Company can make an estimate of the amount to be reimbursed following the insurance claim.

(f) Inventories: Inventories, which consist of bunkers, are stated at cost which is determined on a first-in, first-out method. Lubes and spares are expensed as incurred.

(g) Short-term Investments: The Company considers liquid investments such as certificate of deposits with an original maturity of greater than three months as investments. As of December 31, 2017, the Company had $4.5 million in a certificate of deposit with an original maturity of one year. The certificate of deposit matured in the first quarter of 2018 and is included in cash and cash equivalents as of December 31, 2018.

(h) Vessels and vessel improvements, at cost: Vessels are stated at cost, which consists of the contract price, and other direct costs relating to acquiring and placing the vessels in service. Major vessel improvements such as scrubbers and ballast water systems are capitalized and depreciated over the remaining useful lives of the vessels. Depreciation is calculated on a straight-line basis over the estimated useful lives of the vessels based on the cost of the vessels reduced by the estimated scrap value of the vessels as discussed below.

(i) Vessel useful economic life and Impairment of Long-Lived Assets: The Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. The useful lives of the Company's vessels are evaluated to determine if events have occurred which would require modification to their useful lives. In addition, the Company estimates the scrap value of the vessels to be $300 per light weight ton ("lwt").

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company will evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. In this respect, management regularly reviews the carrying amount of the vessels in connection with the estimated recoverable amount for each of the Company's vessels. We did not recognize a vessel impairment charge for the years ended December 31, 2019, 2018 and 2017.

(j) Accounting for Drydocking Costs: The Company follows the deferral method of accounting for drydocking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next drydocking is required to become due, generally 30 months if the vessels are 15 years old or more and 60 months for the vessels younger than 15 years. Costs deferred as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements. Certain costs are capitalized during drydocking if they are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs that are deferred include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized drydocking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels’ sale. Unamortized drydocking costs are written off as drydocking expense if the vessels are drydocked before the expiration of the applicable amortization period.

(k) Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt using the effective interest method. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made. Such amounts are classified as a reduction of the long-term debt balance on the consolidated balance sheets. For our Super Senior Revolver Facility, as no amounts have been drawn, deferred financing fees of $0.2 million and $0.3 million have been classified as a noncurrent asset on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

(l) Other fixed assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight-line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over three years.

(m) Accounting for Revenues and Expenses: Revenues generated from time charters and/or revenues generated from profit sharing arrangements are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided and the profit sharing is fixed and determinable.

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

Under voyage charters, voyage expenses include costs such as bunkers, port charges, canal tolls and cargo handling operations, whereas, under time charters, such voyage costs are the responsibility of the Company's customers. Vessel operating costs include crewing, vessel maintenance and vessel insurance. Brokerage commissions under voyage or time charters are included in voyage expenses. All voyage and vessel operating expenses are expensed as incurred on an accrual basis, except for commissions. Commissions are recognized over the related time or voyage charter period since commissions are earned as the Company's revenues are earned. Probable losses on voyages are provided for in full at the time such loss can be estimated.

We adopted Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" ("ASC 606") as of January 1, 2018 utilizing the modified retrospective method of transition. We recorded an adjustment of approximately $0.8 million to increase our opening accumulated deficit and increase our unearned revenue and other current assets on our Consolidated Balance Sheet on January 1, 2018.
We adopted Accounting Standards Update 2016-02, "Leases", ("ASC 842") on January 1, 2019 which resulted in the recognition of operating lease right-of-use assets and related lease liabilities for operating leases of $30.5 million in Total Assets and Total Liabilities, respectively, on our Consolidated Balance Sheet on January 1, 2019. Additionally, the Company netted $1.8 million, which was previously recorded as fair value on time charters acquired in the Consolidated Balance Sheet as of December 31, 2018 against the Operating lease right-of-use asset upon adoption of ASC 842 on January 1, 2019.
(n) Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.
(o) Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred and are recorded in Vessel expenses.
(p) Protection and Indemnity Insurance: The Company’s Protection and Indemnity Insurance is subject to additional premiums referred to as "back calls" or "supplemental calls" which are accounted for on an accrual basis and are recorded in Vessel Expenses.

(q) Earnings Per Share: Basic earnings per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options, warrants and restricted stock under the treasury stock method unless their impact is anti-dilutive. Convertible bonds are included in Diluted earnings per share based on the if-converted method.

(r) Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes for outstanding debt under the New Ultraco Debt Facility. The Company's objective is to manage the impact of interest rate changes on its earnings and cash flows. The Company may use interest rate swaps to manage net exposure to interest rate changes related to its borrowings.

(s) Federal Taxes: The Company is a Republic of the Marshall Islands Corporation. For the years ended December 31, 2019, 2018 and 2017, the Company believes that its operations qualify for Internal Revenue Code Section 883 exemption and therefore are not subject to United States federal taxes on United States source shipping income.

(t) Stock-based compensation: The Company issues stock-based compensation utilizing both stock options and stock grants. Stock-based compensation is measured at the fair value of the award at the date of grant and recognized over the period of vesting on a straight-line basis using the graded vesting method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Forfeitures are recognized as they occur.

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

        The adoption of ASC 842 did not materially impact our accounting for time charter out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of revenues, net in our Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

Time charter-in contracts

        The Company charters in vessels to supplement our own fleet and employs them both on time charters and voyage charters. The time charter-in contracts range in lease terms from 30 days to 2 years. The Company elected the practical expedient of ASC 842 that allows for time charter-in contracts with an initial lease term of less than 12 months to be excluded from the operating lease right-of-use assets and lease liabilities recognized on our Consolidated Balance Sheet as of January 1, 2019. The Company recognized the operating lease right-of-use assets and the corresponding lease liabilities on the Consolidated Balance sheet for time charter-in contracts greater than 12 months on the date of adoption of ASC 842. The Company will continue to recognize the lease payments for all vessel operating leases as charter hire expenses on the consolidated statements of operations on a straight-line basis over the lease term.

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

        The Company has time charter-in contracts for three Ultramax vessels which are greater than 12 months as of the date of adoption of ASC 842. A brief description of each of these contracts is below:

        (i) The Company entered into an agreement effective April 28, 2017, to charter-in a 61,400 dwt, 2013 built Japanese vessel for approximately four years with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. The Company has determined that it will not exercise the existing options under this contract and therefore the options are not included in the calculation of the operating lease right-of-use asset. In addition, the Company’s fair value below contract value of time charters acquired of $1.8 million as of December 31, 2018, which related to the unamortized value of a prior charter with the same counterparty that had been recorded at the time of the Company’s emergence from bankruptcy, was offset against the corresponding right of use asset on this lease as of January 1, 2019.
        (ii) On May 4, 2018, the Company entered into an agreement to charter-in a 61,425 dwt 2013 built Ultramax vessel for three years with an option for an additional two years. The hire rate for the first three years is $12,700 per day and $13,750 per day for the first year option and $14,750 per day for the second year option. The Company took delivery of the vessel in the third quarter of 2018. The Company has determined that it will not exercise the existing options under this contract and therefore the options are not included in the calculation of the operating lease right-of-use asset.

        (iii) On December 9, 2018, the Company entered into an agreement to charter-in a 62,487 dwt 2016 built Ultramax vessel for two years. The hire rate for the vessel until March 2020 is $14,250 per day and $15,250 per day thereafter. The Company took delivery of the vessel in the fourth quarter of 2018. The Company elected not to exercise the existing options under this contract and therefore the options are not included in the calculation of the operating lease right-of-use asset. On December 25, 2019, the Company renegotiated the lease terms for another year at a hire rate of $11,600 per day. The Company accounted for this as a lease modification on December 25, 2019 and increased its lease liability and right-of-use asset on its balance sheet as of December 31, 2019 by $4.5 million.

Office leases

        On October 15, 2015, the Company entered into a new commercial lease agreement as a subtenant for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by a letter of credit backed by cash collateral of $74,917 and is recorded as restricted cash - noncurrent in the accompanying consolidated balance sheets. In November 2018, the Company entered into an office lease agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. The Company determined the two office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Consolidated Statement of Operations for the years ended December 31, 2019, 2018 and 2017.

Adoption of ASC 842

        The Company adopted ASC 842 on January 1, 2019, which resulted in the recognition of operating lease right-of-use assets of $28.7 million and related lease liabilities for operating leases of $30.5 million in Total Assets and Total Liabilities, respectively, on our Consolidated Balance Sheet on January 1, 2019.

        In connection with its adoption of ASC 842, the Company elected the "package of 3" practical expedients permitted under the transition guidance, which exempts the Company from reassessing:

•whether any expired or existing contracts are or contain leases.
•any expired or existing lease classifications.
•initial direct costs for any existing leases.

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

        Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP (“prior GAAP”). Because both ASC 842 and prior GAAP generally recognize operating lease expenses on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, there were no material differences between the timing and amount of lease expenses recognized under the two accounting methodologies for the years ended December 31, 2019, 2018 and 2017.

Lease Disclosures Under ASC 842

The objective of the disclosure requirements under ASC 842 is to enable users of an entity’s financial statements to assess the amount, timing and uncertainty of cash flows arising from lease arrangements. In addition to the qualitative leasing disclosures included above, below are quantitative disclosures that are intended to meet the stated objective of ASC 842.

Operating lease right-of-use assets and lease liabilities as of December 31, 2019 and January 1, 2019 are as follows:

Description	Location in Balance Sheet	December 31, 2019	January 1, 2019 (2)
Non current assets:
Chartered-in contracts greater than 12 months (1) (3)	Operating lease right-of-use assets	$18,442,965	$26,144,409
Office leases	Operating lease right-of-use assets	1,967,072	2,560,593
		$20,410,037	$28,705,002
Liabilities:
Chartered-in contracts greater than 12 months (3)	Current portion of operating lease liabilities	$12,622,524	$13,802,149
Office leases	Current portion of operating lease liabilities	633,454	693,203
Lease liabilities - current portion		$13,255,978	$14,495,352

Chartered-in contracts greater than 12 months (3)	Operating lease liabilities	$6,974,943	$14,160,374
Office leases	Operating lease liabilities	1,326,850	1,867,390
Lease liabilities - non current portion		$8,301,793	$16,027,764

(1) The Company netted $1.8 million, which was previously recorded as fair value on time charters acquired in the Consolidated Balance Sheet as of December 31, 2018 against the Operating lease right-of-use asset upon adoption of ASC 842 on January 1, 2019.

(2) The Operating lease right-of-use asset and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 5.05% to 6.08%. The weighted average discount rate used to calculate the lease liability was 5.55%.

(3) The Company extended the lease term on an existing chartered-in contract for another year at a different hire rate. The Company accounted for the lease modification using the discount rate of 2.806% and recorded the related right-of-use asset and operating lease liabilities of $4.5 million on its Balance Sheet as of December 31, 2019.

The table below presents the components of the Company’s lease expenses and sub-lease income on a gross basis earned from chartered-in contracts greater than 12 months for the year ended December 31, 2019:

Description	Location in Statement of Operations	For the Year Ended December 31, 2019

Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$28,805,970
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	13,362,672
	Total charter hire expenses	42,168,642

Lease expense for office leases	General and administrative expenses	719,698

Sub lease income from chartered-in contracts greater than 12 months *	Revenues, net	10,259,768

* The sub-lease income represents only time charter revenue earned on the chartered-in contracts greater than 12 months. There is additional revenue of $5.6 million earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Consolidated Statement of Operations for the year ended December 31, 2019. Additionally, there is revenue earned from time charters from chartered-in contracts less than 12 months which is included in Revenues, net in our Consolidated Statements of Operations for the year ended December 31, 2019.

The cash paid for operating leases with terms greater than 12 months is $14.8 million for the year ended December 31, 2019.

The Company did not enter into any operating leases greater than 12 months for the year ended December 31, 2019 except for the lease modification as disclosed herein.

The weighted average remaining lease term on our operating leases greater than 12 months is 20.7 months.

The table below provides the total amount of lease payments on an undiscounted basis on our time chartered-in contracts and office leases greater than 12 months as of December 31, 2019:

Year	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases

Discount rate upon adoption (1)	5.37%	5.80%	5.48%

2020	$13,284,425	$733,874	$14,018,299
2021	6,982,810	700,257	7,683,067
2022	—	483,048	483,048
2023	—	244,878	244,878
	20,267,235	2,162,057	22,429,292

Present value of lease liability	19,597,467	1,960,304	21,557,771

Lease liabilities - short term	12,622,524	633,454	13,255,978
Lease liabilities - long term	6,974,943	1,326,850	8,301,793
Total lease liabilities	19,597,467	1,960,304	21,557,771

Discount based on incremental borrowing rate	$669,768	$201,753	$871,521

(1) Discount rate upon adoption does not include the discount rate on the lease modification on December 25, 2019. The discount rate used for calculation of the right-of-use asset and the related lease liability on December 25, 2019 was 2.806%.

The future minimum commitments under the leases for office space as of December 31, 2018 are as follows:

2019	$714,794
2020	728,212
2021	707,630
2022	483,048
2023	244,878
Total	$2,878,562

The office rent expense was $767,181 and $666,320, respectively for the years ended December 31, 2018 and 2017, respectively.

Revenue recognition

Voyage charters
In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The voyage charter party generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The Company determined that its voyage charter contracts consist of a single performance obligation of transporting the cargo within a specified time period. Therefore, the performance obligation is met evenly as the voyage progresses and the revenue is recognized on a straight line basis over the voyage days from the commencement of the loading of cargo to the completion of discharge.
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company as the shipowner retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage for the years ended December 31, 2019 and 2018 was $13.1 million and $12.0 million, respectively.
        The following table shows the revenues earned from time charters and voyage charters for the years ended December 31, 2019 and 2018:

	For the Years Ended
	December 31, 2019	December 31, 2018

Time charters	$128,142,708	$140,006,570
Voyage charters	164,234,930	170,087,688
	$292,377,638	$310,094,258

Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of December 31, 2019 and 2018, the Company recognized $0.4 million and $0.8 million, respectively, of deferred costs which represents bunker expenses and charter hire expenses incurred prior to commencement of loading. These costs are recorded in Other current assets on the Consolidated Balance Sheets.
Accounting Standards issued but not yet adopted
The FASB has issued accounting standards that had not yet become effective as of December 31, 2019 and may impact the Company’s consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below.
Accounting standards effective in 2020

  In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 is intended to streamline the disclosures requirements on fair value measurements. Disclosures such as the amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the valuation process for Level 3 fair value measurements were removed. Additional disclosures such as disclosure about changes in unrealized gains and losses included in the other comprehensive income for Level 3 fair value measurements, the range and weighted average of significant unobservable inputs used for Level 3 fair value measurements are required to be reported by the public entities. The amendment is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of ASU 2018-13 is currently not expected to have a material impact on the Company's consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU 2016-13"). ASU 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective on January 1, 2020, with early adoption permitted. The adoption of ASU 2016-13 is currently not expected to have a material impact on the Company's consolidated financial statements.

Note 3.  Vessels and vessel improvements

        As of December 31, 2019, the Company’s owned fleet consisted of 50 drybulk vessels.

        During the third quarter of 2019, the Company entered into a series of agreements to purchase six Ultramax vessels with two different sellers. The aggregate purchase price including direct expenses of acquisition for the six vessels is $124.3 million. The Company took delivery of all the vessels during the third and fourth quarters of 2019. The Company financed the purchase partially from the proceeds raised from the issuance of the Convertible Bond Debt on July 29, 2019 as well as the funds raised under the New Ultraco Debt Facility. Please see Note 6 Debt to the consolidated financial statements for additional information.

        For the year ended December 31, 2019, the Company sold four vessels (Merlin, Condor, Thrasher and Kestrel) for total net proceeds of $29.6 million after brokerage commissions and associated selling expenses. The Company recorded a net gain of $6.0 million in the Consolidated Statement of Operations for the year ended December 31, 2019.

        On December 21, 2018, the Company signed a memorandum of agreement to purchase a 2015 built Ultramax vessel for $20.4 million. As of December 31, 2018, the Company paid a deposit of $2.0 million. The Company took delivery of the vessel in the first quarter of 2019.

        On August 14, 2018, the Company entered into a contract for installation of ballast water treatment systems ("BWTS") on 40 of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company completed installation of BWTS on nine vessels and recorded $3.8 million in the Vessel and vessel improvements in the Consolidated Balance Sheet as of December 31, 2019. Additionally, the Company recorded $2.9 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2019.

        On September 4, 2018, the Company entered into a series of agreements to purchase up to 37 Scrubbers which are to be retrofitted on owned vessels. The projected costs, including installation, are approximately $2.2 million per scrubber. The Company completed and commissioned 24 scrubbers and recorded $52.4 million in Vessel and vessel improvements in the Consolidated Balance Sheet as of December 31, 2019. Additionally, the Company recorded $23.6 million as advances paid towards installation of scrubbers on the remaining vessels as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2019.

The Vessel and vessel improvements activity for the years ended December 31, 2019 and 2018 is below:

	December 31, 2019	December 31, 2018
Vessel and vessel improvements at the beginning of the year	$682,944,936	$690,236,419
Advance paid for vessel purchase	2,040,000	2,201,773
Purchase of vessels and vessel improvements	143,477,720	41,487,795
Sale of vessels	(14,757,027)	(10,354,855)
Reclassification to vessels held for sale	—	(8,458,444)
Scrubbers and BWTS	56,267,925	—
Depreciation expense	(34,014,470)	(32,167,752)
Vessels and vessel improvements at the end of the year	$835,959,084	$682,944,936

Note 4.  Deferred Drydock Costs

Drydocking activity is summarized as follows:

	December 31, 2019	December 31, 2018
Beginning Balance	$12,186,356	$9,749,751
Payment for drydocking	11,903,474	8,323,191
Drydock amortization	(6,227,851)	(5,353,102)
Write-off due to sale of vessels *	(366,709)	(533,484)
Ending Balance	$17,495,270	$12,186,356

* The Company wrote off drydock expenses of $0.4 million and $0.5 million, respectively, relating to the sale of vessels, which was recorded in gain on sale of vessels in the Consolidated Statement of Operations for the years ended December 31, 2019 and 2018.
Note 5.  Other accrued liabilities

Other accrued liabilities consist of:

	December 31, 2019	December 31, 2018
Vessel and voyage expenses	$6,651,395	$4,981,596
Scrubber, BWTS and drydocking costs	16,226,398	—
General and administrative expenses	6,119,043	4,768,244
Other expenses	—	314,177
Total	$28,996,836	$10,064,017

Note 6. Debt

Long-term debt consists of the following:

	December 31, 2019	December 31, 2018
Convertible Bond Debt	$114,120,000	$—
Debt discount and debt issuance costs - Convertible Bond Debt	(21,316,856)	—
Convertible Bond Debt, net of debt discount and debt issuance costs	92,803,144	—
Norwegian Bond Debt	188,000,000	196,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(4,132,690)	(5,530,845)
Less: Current Portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	175,867,310	182,469,155
New Ultraco Debt Facility	172,613,988	—
Debt discount and Debt issuance costs - New Ultraco Debt Facility	(3,507,824)	—
Less: Current Portion - New Ultraco Debt Facility	(27,709,394)	—
New Ultraco Debt Facility, net of debt discount and debt issuance costs	141,396,770	—
New First Lien Facility	—	60,000,000
Debt discount and debt issuance costs - New First Lien Facility	—	(1,060,693)
Less: Current Portion - New First Lien Facility	—	(10,750,000)
New First Lien Facility, net of debt discount and debt issuance costs	—	48,189,307
Original Ultraco Debt Facility	—	82,600,000
Debt discount and debt issuance costs - Original Ultraco Debt Facility	—	(1,248,885)
Less: Current Portion - Original Ultraco Debt Facility	—	(10,426,230)
Original Ultraco Debt Facility, net of debt discount and debt issuance costs	—	70,924,885
Total long-term debt	$410,067,224	$301,583,347

Convertible Bond Debt

On July 29, 2019, the Company issued $114.1 million in aggregate principal amount of 5.0% Convertible Senior Notes due 2024 (the “Convertible Bond Debt”). After deducting debt discount of $1.6 million, the Company received net proceeds of approximately $112.5 million. Additionally, the Company incurred $1.0 million of debt issuance costs relating to the transaction. The Company used the proceeds to partially finance the purchase of six Ultramax vessels and for general corporate purposes, including working capital. The Company took delivery of the vessels in the third and fourth quarters of 2019.

The Convertible Bond Debt bears interest at a rate of 5.0% per annum on the outstanding principal amount thereof, payable semi-annually in arrears on February 1 and August 1 of each year. The Convertible Bond Debt may bear additional interest upon certain events, as set forth in the indenture governing the Convertible Bond Debt. If the Company becomes obligated to pay special interest, the Company may prior to July 29, 2020, at its option, redeem for cash all (but not less than all) of the Convertible Bond Debt at a redemption price as set forth in the Indenture.

The Convertible Bond Debt will mature on August 1, 2024 (the “Maturity Date”), unless earlier repurchased, redeemed or converted pursuant to its terms. The Company may not otherwise redeem the Convertible Bond Debt prior to the Maturity Date.

Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date at the conversion rate set forth in the indenture, which is subject to adjustment and was initially 178.1737 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt (which is equivalent to an initial conversion price of approximately $5.61 per share of its common stock).

Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, to the holder (subject to shareholder approval requirements in accordance with the listing standards of the Nasdaq Global Select Market.

If the Company undergoes a fundamental change, as set forth in the indenture, each holder may (i) require the Company to repurchase all or part of their Convertible Bond Debt for cash in principal amounts of $1,000 or a multiple thereof at the repurchase price equal to 100% of the principal amount of the Convertible Bond Debt to be repurchased, plus accrued and unpaid interest or (ii) elect to convert their Convertible Bond Debt in which case the Company will be required to increase the conversion rate of the Convertible Bond Debt at a rate determined by a combination of the date the fundamental change occurs and the stock price of the Company's common stock on such date.

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

The indenture also provides for customary events of default. Generally, if an event of default occurs and is continuing, then the trustee or the holders of at least 25% in aggregate principal amount of the Convertible Bond Debt then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Bond Debt then outstanding to be due and payable.

In accordance with ASC 470-Debt, the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer's non-convertible debt borrowing rate. The guidance requires the initial proceeds received from the sale of convertible debt instruments to be allocated between a liability component and equity component in a manner that reflects the interest expense at the interest rate of similar non-convertible debt that could have been issued by the Company at the time of issuance. The Company measured the fair value of the debt component of the Convertible Bond Debt on the date of issuance and attributed $21.1 million of the proceeds to the equity component, which represents the excess of proceeds received over the fair value of the debt component. The equity component of the Convertible Bond Debt is recorded in Additional Paid-in capital in the Consolidated Balance Sheet as of December 31, 2019. The resulting debt discount is amortized using the effective interest method over the expected life of the Convertible Bond Debt as interest expense. The amount of interest expense recorded in the Consolidated Statement of Operations for the year ended December 31, 2019 was $1.5 million. Additionally, the debt issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Bond Debt. The equity issuance costs of $0.9 million were recorded as a reduction to Additional Paid-in capital in the Consolidated Balance Sheet as of December 31, 2019.

Share Lending Agreement

In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the "Share Lending Agreement") to borrow up to 3,582,880 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“Jefferies”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, L.P., one of the Company’s shareholders. As of December 31, 2019, the fair value of the 3.6 million outstanding loaned shares was $16.5 million based on the closing price of the common stock on December 31, 2019.

In connection with the Share Lending Agreement, Jefferies paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock. This amount and certain related transaction costs have been recorded in Additional paid-in capital in the Consolidated Balance Sheet as of December 31, 2019.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of Jefferies in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of borrowed shares, the loaned shares are not considered issued and outstanding for accounting purposes and for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share. If Jefferies were to file bankruptcy or commence similar administrative, liquidating or restructuring proceedings, the Company will have to consider 3.6 million shares lent to Jefferies as issued and outstanding for the purposes of calculating earnings per share.

New Ultraco Debt Facility

On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility, (the "New Ultraco Debt Facility"), which provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million of which $55.0 million was available as of December 31, 2019. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility (as defined below) and the New First Lien Facility (as defined below) in full and for general corporate purposes. Subject to certain conditions set forth in the New Ultraco Debt Facility, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

On October 1, 2019, Ultraco entered into a first amendment to the New Ultraco Debt Facility (the "First Amendment") to provide for incremental commitments, and pursuant to which on October 4, 2019, Ultraco borrowed $34.3 million for general corporate purposes, including capital expenditures relating to the installation of scrubbers. The Company paid $0.4 million as debt issuance costs to the lenders.

The New Ultraco Debt Facility matures on January 25, 2024 (the “New Ultraco Maturity Date”). Pursuant to the terms of the facility, Ultraco must repay the aggregate principal amount excluding the amounts borrowed under the First Amendment, of $5.1 million in quarterly installments for the first year and $7.3 million in quarterly installments from the second year until the New Ultraco Maturity Date. Additionally, there are semi-annual catch up amortization payments from excess cash flow with a maximum cumulative payable of $4.6 million, with a final balloon payment of all remaining outstanding debt to be made on the New Ultraco Maturity Date.

Ultraco’s obligations under the New Ultraco Debt Facility are secured by, among other items, a first priority mortgage on 24 vessels owned by the Guarantors as identified in the New Ultraco Debt Facility and such other vessels that it may from time to time include with the approval of the Lenders (the “Ultraco Vessels”).

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco (as defined below) and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the New Ultraco Debt Facility requires the Company, on a consolidated basis, excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The New Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Guarantors. The Company is in compliance with its financial covenants under the New Ultraco Debt Facility as of December 31, 2019.

Norwegian Bond Debt

        On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200.0 million in aggregate principal amount of 8.25% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"). After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds are approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction. Interest on the Bonds accrues at a rate of 8.25% per annum and the Bonds will mature on November 28, 2022. The Norwegian Bond Debt is guaranteed by the Issuer's subsidiaries and secured by mortgages over 24 vessels (the "Shipco Vessels"), pledges of the equity of the Issuer and its subsidiaries and certain assignments.

The Issuer may redeem some or all of the outstanding Bonds on the terms and conditions and prices set forth in the bond terms. Upon a change of control of the Company, each holder of the Bonds has the right to require that the Issuer purchase all or some of the Bonds held by such holder at a price equal to 101% of the nominal amount, plus accrued interest.

        The Bond Terms contain certain financial covenants that the Issuer’s leverage ratio defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels must not exceed 75% and free liquidity must at all times be at least $12.5 million. The Company is in compliance with its financial covenants as of December 31, 2019.

        During the year ended December 31, 2019, the Company sold four vessels, Kestrel, Thrasher, Condor and Merlin, for combined net proceeds of $29.6 million. Additionally, the Company sold one vessel, Thrush, in 2018 for net proceeds of $10.8 million. Pursuant to the bond terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco and for the partial financing of the scrubbers. As a result, the Company recorded the proceeds from the sale of these vessels as restricted cash - current in the Consolidated Balance Sheet as of December 31, 2019. During the fourth quarter of 2019, Shipco acquired one modern Ultramax vessel for $20.1 million which was paid from the restricted cash - current. As of December 31, 2019, the Company used $15.4 million of proceeds received from the sale of Shipco Vessels for the financing of the purchase of scrubbers.

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

On January 25, 2019, the Company repaid the outstanding balances of the Term Loan and the Revolving Loan together with accrued interest as of that date and discharged the debt under the New First Lien Facility in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.1 million, representing the outstanding balance of debt issuance costs, as a loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2019.

Super Senior Facility

        On December 8, 2017, Shipco entered into the Super Senior Facility, which provides for a revolving credit facility in an aggregate amount of up to $15.0 million. The proceeds of the Super Senior Facility, which as of December 31, 2019, were undrawn, are expected, pursuant to the terms of the Super Senior Facility, to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries. The Super Senior Facility matures on August 28, 2022. Shipco paid $0.3 million as other financing costs in connection with the transaction.

        The outstanding borrowings under the Super Senior Facility will bear interest at LIBOR plus 2.00% per annum and commitment fees of 40% of the applicable margin on the undrawn portion of the facility. For each loan that is requested under the Super Senior Facility, Shipco must repay such loan along with accrued interest on the last day of each interest period relating to the loan.

Shipco’s obligations under the Super Senior Facility are guaranteed by subsidiaries of Shipco and secured by mortgages on vessels owned by such subsidiaries.

The Super Senior Facility contains certain covenants that limit Shipco’s and its subsidiaries’ ability to do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants as of December 31, 2019.

        The Super Senior Facility also contains certain events of default customary for transactions of this type.

Original Ultraco Debt Facility

        On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Original Ultraco Debt Facility”) which was repaid in full from the proceeds of the New Ultraco Debt Facility on January 25, 2019. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.2 million representing the outstanding balance of debt issuance costs as a loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2019.

Interest rates

2019

For the year ended December 31, 2019, the interest rate on the New First Lien Facility, which was repaid on January 25, 2019, ranged from 5.89% to 6.01% including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 6.45%.

For the year ended December 31, 2019, the interest rate on the Original Ultraco Debt Facility, which was repaid on January 25, 2019, was 5.28% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for the year was 6.80%.

For the year ended December 31, 2019, the interest rate on the Convertible Bond Debt was 5.00%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 10.14%.

        For the year ended December 31, 2019, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including amortization of debt discount and debt issuance costs for the year was 9.04%.

For the year ended December 31, 2019, the interest rate on the New Ultraco Debt Facility ranged from 4.51% to 5.26% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 4.54%.

2018

For the year ended December 31, 2018, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including amortization of debt discount and debt issuance costs for the year was 8.91%.

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

2017

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

The interest rate on our outstanding debt under the New First Lien Facility was 4.83% including a margin over LIBOR applicable under the terms of the New First Lien Facility. The weighted average effective interest rate was 5.21%.

Interest Expense consisted of:

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
First Lien Facility interest	$—	$—	$10,305,275
Amortization of debt discount and debt issuance costs	3,783,939	1,913,651	5,927,984
Payment in kind interest on Second Lien Facility	—	—	10,098,401
Convertible Bond Debt interest	2,377,550	—	—
Original Ultraco Debt Facility interest	362,257	3,774,309	1,269,581
Norwegian Bond Debt interest	15,930,750	16,424,449	1,558,333
New Ultraco Debt Facility interest	7,172,442	—	—
New First Lien Facility interest	293,545	3,509,790	209,420
Commitment fees on revolver facilities	657,006	121,332	8,000
Total Interest Expense	$30,577,489	$25,743,531	$29,376,994

Scheduled Debt Maturities

        The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years.

	Norwegian Bond Debt	New Ultraco Debt Facility	Convertible Bond Debt (1)	Total

2020	$8,000,000	$27,709,394	$—	$35,709,394
2021	8,000,000	29,194,297	—	37,194,297
2022	172,000,000	29,194,297	—	201,194,297
2023	—	29,194,297	—	29,194,297
2024	—	57,321,703	114,120,000	171,441,703
	$188,000,000	$172,613,988	$114,120,000	$474,733,988

(1) This amount represents the total amount of the Convertible Bond Debt that would be paid in cash at the election of the Company upon maturity.

Note 7.  Derivative Instruments and Fair Value Measurements

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

For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties. As of December 31, 2019, the Company has International Swaps and Derivatives Association ("ISDA") agreements with two applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties. As of December 31, 2019, no collateral had been received or pledged related to these bunker swaps.

As of December 31, 2019, the Company entered into bunker swap agreements to purchase 38,400 metric tons of high sulfur fuel oil with prices ranging between $235 and $250 and sell 38,400 metric tons of low sulfur fuel oil with prices ranging between $464 and $508 per metric ton, that are expiring at various dates in 2020. The volume represents less than 10% of our estimated consumption on our fleet for the year. Additionally, the Company entered into bunker swap agreements for 1,100 metric tons to purchase low sulfur fuel oil expiring during the year 2020 for prices ranging between $450 and $487 per metric ton. The volume represents less than 10% of our estimated consumption on our fleet for the year.

As of December 31, 2019, the Company entered into FFAs for 180 days (15 days per month) expiring at the end of each calendar month in 2020 at an FFA contract price of $11,650 per day. The Company will realize a gain or loss on these FFAs based on the price differential between the average daily Baltic Supramax Index ("BSI") rate and the FFA contract price. The gains or losses are recorded in Other expense/(income) in our consolidated financial statements.

        The effect of non-designated derivative instruments on the Consolidated Statements of Operations:

		For the Years Ended
Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	December 31, 2019	December 31, 2018	December 31, 2017
FFAs	Other expense/(income)	$(109,602)	$(471,679)	$375,672
Bunker swaps	Other expense/(income)	259,234	345,438	(413,577)
Total		$149,632	$(126,241)	$(37,905)

		Fair value of derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2019	December 31, 2018

FFAs - Unrealized gain	Other current assets	$475,650	$669,240
Bunker Swaps - Unrealized loss	Fair value of derivatives	756,229	929,313
Bunker Swaps - Unrealized gain	Other current assets	96,043	—

Cash Collateral Disclosures

        The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of December 31, 2019 and December 31, 2018, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $0.6 million and $0.8 million, respectively, which is recorded within other current assets in the consolidated balance sheets.

Fair Value Measurements

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents and restricted cash—the carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying amounts of borrowings under the Norwegian Bond Debt, New Ultraco Debt Facility and Convertible Bond Debt (prior to application of the discount and debt issuance costs) including the revolving credit agreement approximate their fair value, due to the variable interest rate nature thereof.

The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts and restricted cash accounts.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our short-term investments and debt balances under the Norwegian Bond Debt, New Ultraco Debt Facility and Convertible Bond Debt.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Assets and liabilities measured at fair value:

		Fair Value
	Carrying Value (5)	Level 1	Level 2
December 31, 2019
Assets
Cash and cash equivalents (1)	$59,130,285	$59,130,285	$—
Liabilities
Norwegian Bond Debt (2)	188,000,000	—	192,626,680
New Ultraco Debt Facility (3)	172,613,988	—	172,613,988
Convertible Bond Debt (4)	114,120,000	—	118,844,568

		Fair Value
	Carrying Value (5)	Level 1	Level 2
December 31, 2018
Assets
Cash and cash equivalents (1)	$78,163,638	$78,163,638	$—
Liabilities
Norwegian Bond Debt (2)	196,000,000	—	195,040,000
New First Lien Facility (3)	60,000,000	—	60,000,000
Original Ultraco Debt Facility (3)	82,600,000	—	82,600,000

(1)	Includes restricted cash (current and non-current) of $5.5 million at December 31, 2019 and $10.9 million at December 31, 2018.
(2)	The fair value of the bonds is based on the last trade on December 31, 2019 and December 21, 2018.
(3)	The fair value of the New Ultraco Debt Facility, New First Lien Facility and the Original Ultraco Debt Facility is based on the required repayment to the lenders if the debt was discharged in full on December 31, 2019 and 2018. The New First Lien Facility and Original Ultraco Debt Facility were fully discharged as part of the refinancing transaction on January 25, 2019. Please see Note 6 Debt to the consolidated financial statements.
(4)	The fair value of the Convertible Bond Debt is based on the last trade on November 21, 2019.
(5)	The outstanding debt balances represent the face value of the debt excluding debt discount and debt issuance costs.

Note 8.  Commitments and Contingencies

Legal Proceedings

        The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

        In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). The Company had a different senior management team at the time of the apparent violations, which occurred between 2011 and 2014. The Company’s new senior management and new Board of Directors self-reported the apparent violation and cooperated fully with OFAC's investigation.

On January 23, 2020, Eagle Shipping International (USA) LLC (“ESI”), a subsidiary of the Company, entered into a settlement agreement (the “Settlement Agreement”) with OFAC in which ESI agreed to make a one-time payment to the U.S. Department of the Treasury in the amount of $1.125 million and undertake certain compliance commitments in exchange for OFAC agreeing to release and forever discharge the Company and its subsidiaries, including ESI, without any finding of fault, from any and all civil liability in connection with the apparent violations. The Company recorded the liability related to OFAC as Other operating expense in its Consolidated Statement of Operations for the year ended December 31, 2019.

We have not been involved in any legal proceedings which we believe may have, or have had, a significant effect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which we believe may have a significant effect on our business, financial position, and results of operations or liquidity. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. We expect that these claims would be covered by insurance, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

Note 9.  Net (Loss)/income per Common Share

        The computation of basic net (loss)/income per share is based on the weighted average number of common shares outstanding for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, the Company had 3,040,540 outstanding warrants convertible to 152,027 shares of the Company's common stock with an exercise price of $556.40 per share. The warrants have a 7 year term and will expire on October 15, 2021. Diluted net (loss)/income per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive.

        Diluted net loss per share for the year ended December 31, 2019 does not include 1,559,502 stock awards, 2,284,796 stock options and outstanding warrants convertible to 152,027 shares of common stock as their effect was anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of Basic net loss per share for the year ended December 31, 2019. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and did not include the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net loss per share for the year ended December 31, 2019 as their effect was anti-dilutive.

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

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net (loss)/income	$(21,697,115)	$12,574,684	$(43,796,685)
Weighted Average Shares-Basic	71,365,618	70,665,212	69,182,302
Dilutive effect of stock options, warrants and restricted stock units	—	1,136,961	—
Weighted Average Shares - Diluted	71,365,618	71,802,173	69,182,302
Basic net (loss)/income per share	$(0.30)	$0.18	$(0.63)
Diluted net (loss)/income per share	$(0.30)	$0.18	$(0.63)

Note 10. Stock Incentive Plans

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

        During 2019, 50,625 restricted stock awards vested and none were forfeited. There are no outstanding unvested restricted stock awards outstanding as of December 31, 2019.

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

        As of December 31, 2019 and 2018, there were 12,875 options vested but unexercised with exercise prices ranging from $360 to $505 and there were no unvested MIP options. The fair value of the vested options is insignificant.

        On November 7, 2016, the Company granted 233,863 shares of restricted common stock and options to purchase 280,000 shares of the Company’s common stock in connection with the appointment of a new member to the senior management team. The restricted stock and option were not granted under, but are subject to, the terms of the Company’s 2014 Plan. The details of the grant are below:

	Restricted shares *	Fair value on grant date	Aggregate fair value (in millions)	Vesting Terms
Granted on November 7, 2016	233,863	$4.24	$1.0	100% vesting on third anniversary date
Unvested restricted stock outstanding as of December 31, 2018 and 2017	233,863	$4.24	$1.0
Vested during 2019	(126,152)
Cancellations due to settlement of tax liability on vested shares	(107,711)
Unvested restricted stock outstanding as of December 31, 2019	—	$—	$—

        * Amortization of the above stock awards was calculated using the cliff method of vesting and included in general and administrative expenses.

	Options**	Weighted Average Exercise Price	Expiration( years)	Risk free interest rate	Volatility	Dividend %	Fair Value of Options on grant date	Aggregate fair value (in millions)	Expected Term and vesting conditions
Granted on November 7, 2016	280,000	$4.28	5	1.10%	61%	—%	$1.91	$0.53	3.75 years and 25% vesting annually over four year term
Vested during 2017	(70,000)							$(0.13)
Unvested options outstanding as of December 31, 2017	210,000	$4.28					$1.91	$0.40
Vested during 2018	(70,000)							$(0.13)
Unvested options outstanding as of December 31, 2018	140,000	$4.28					$1.91	$0.27
Vested during 2019	(70,000)	$4.28					$1.91	$(0.13)
Unvested options outstanding as of December 31, 2019	70,000	$4.28					$1.91	$0.14

** The volatility was calculated by comparing the Company’s share price movement since emergence from bankruptcy on October 14, 2014 and its peers’ share price movement for the past five years. The amortization of these stock options was calculated using the graded method of vesting and included in general and administrative expenses.

        There are 210,000 options vested but not exercised and 70,000 unvested options, all of which are expected to vest as of December 31, 2019. The vested but not exercised options expire at various dates beginning November 2022 until November 2023 at an exercise price of $4.28 per share.

2016 Equity Compensation Plan

        On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 5,348,613 shares of common stock which may be issued under the 2016 Plan. The 2016 Plan replaced the 2014 Plan and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired, otherwise terminated, or canceled. Under the terms of the 2016 Plan, awards for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan to any one employee of the Company and its subsidiaries during any one calendar year, and awards in the form of options and stock appreciation rights for up to a maximum of 3,000,000 shares may be granted under the 2016 Plan. The total number of shares of common stock with respect to which awards may be granted under the 2016 Plan to any non-employee director during any one calendar year shall not exceed 500,000, subject to adjustment as provided in the 2016 Plan. Any Director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2019 at the fair market value equivalent to the maximum statutory withholding obligation, and remitted that amount in cash to the appropriate taxation authorities. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 2,500,000 shares to a maximum of 7,848,613 shares of common stock.

The following schedule represents outstanding stock awards and options granted under the 2016 Plan:

	Restricted shares	Weighted Average Fair value on grant date	Aggregate fair value (in millions)	Vesting Terms
Unvested restricted stock outstanding as of December 31, 2017	1,430,925	$5.70	$8.15	33% vesting annually over three year term
Issued on January 4, 2018	948,500	4.71	4.47	33% vesting annually over three year term
Issued on January 10, 2018	30,000	4.81	0.10
Vested on January 10, 2018	(30,000)	4.81	(0.10)
Net shares vested on March 1, 2018	(90,711)	5.47	(0.50)
Vested on September 1, 2018	(408,143)	5.90	(2.41)
Vested on October 14, 2018	(130,164)	5.90	(0.77)
Forfeitures and cancellations due to settlement of tax liability on vested shares during 2018	(537,942)	5.81	(3.13)
Unvested restricted stock outstanding as of December 31, 2018	1,212,465	4.80	5.82
Issued during 2019	829,390	4.61	3.82	33% vesting annually over three year term
Vested during 2019	(293,011)	4.92	(1.44)
Forfeitures and cancellations due to settlement of tax liability on vested shares during 2019	(189,342)	4.91	(0.93)
Unvested restricted stock outstanding as of December 31, 2019	1,559,502	$4.66	$7.27

	Options*	Weighted Average Exercise Price	Expiration (years)	Risk free interest rate	Volatility	Dividend %	Fair Value of Options on grant date	Aggregate fair value (in millions)	Expected Term and Vesting conditions
Unvested options outstanding as of December 31, 2017	1,180,086	$4.65	5	1.79%	61%	—	$2.91	$3.43
Vested and unexercised during 2018	(525,501)	4.55					3.01	(1.60)
Forfeitures during 2018	(1,875)	5.56					2.60	(0.05)
Exercised during 2018	(875)	5.56					2.60	(0.03)
Unvested options outstanding as of December 31, 2018	651,835	4.72						1.75
Vested and unexercised during 2019	(465,335)	5.56					2.73	(1.27)
Forfeitures during 2019	(4,500)	5.56					2.60	(0.01)
Unvested options outstanding as of December 31, 2019	182,000	$5.56					$2.60	$0.47

There are 1,818,921 options vested but not exercised as of December 31, 2019 and 182,000 options expected to vest. The Company issues new shares upon exercise of any vested options. The vested but not exercised options expire at various dates beginning September 2022 until October 2023 at exercise prices ranging between $4.28 and $5.56 per share.

        The stock-based compensation expense for the above stock awards and options under the 2016 Plan and 2014 Plan included in General and administrative expenses:

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Stock awards /stock option plans	$4,826,324	$9,207,480	$8,738,615

Total stock-based compensation expense	$4,826,324	$9,207,480	$8,738,615

        The future compensation to be recognized for all the grants including the grants issued on January 2, 2020,  for the years ending December 31, 2020, 2021 and 2022 is estimated to be $2.7 million, $0.9 million and $0.2 million, respectively.

Note 11. Employee Benefit Plan

        In October 2010, the Company established a safe harbor 401(k) plan, which is available to full-time office employees who meet the plan’s eligibility requirements. The plan allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Company is matching contributions amounting to 100% of the first 3% and 50% of the next 2% of each employee’s salary.  The matching contribution vests immediately. The Company revised its matching contributions to 100% of the first 6% of each employee's salary beginning January 1, 2019.  The total matching contribution incurred by the Company and included in general and administrative expenses for the years ended December 31, 2019, 2018 and 2017 was $435,142, $275,674 and $240,888, respectively.

        The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contributions based on the Company’s annual operating performance. For the years ended December 31, 2019, 2018 and 2017, the Company did not make a profit sharing contribution.

Note 12.  Quarterly Results of Operations (Unaudited)

The following presents the unaudited quarterly results of operations for the fiscal years ended December 31, 2019 and December 31, 2018.

Consolidated Statement of Operations

2019

	Three Months Ended
	March 31(1)	June 30	September 30	December 31 (2)
Revenues, net	$77,389,597	$69,391,315	$74,110,376	$71,486,350
Total operating expenses	71,202,232	68,880,374	68,281,229	74,582,671
Operating income/(loss)	6,187,365	510,941	5,829,147	(3,096,321)
Net income/(loss) *	29,483	(5,992,156)	(4,562,989)	(11,171,453)

Basic net loss per share	$—	$(0.08)	$(0.06)	$(0.16)
Diluted net loss per share	$—	$(0.08)	$(0.06)	$(0.16)

(1) Net loss for the three months ended March 31, 2019 includes $2.3 million loss on debt extinguishment.
(2) Net loss for the three months ended December 31, 2019 includes $1.1 million relating to OFAC settlement.

2018

	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues, net	$79,370,609	$74,938,700	$69,092,740	$86,692,209
Total operating expenses	73,051,692	65,953,230	60,262,456	73,220,074
Operating income	6,318,917	8,985,470	8,830,284	13,472,135
Net income	52,745	3,450,767	2,584,822	6,486,350

Basic net income per share	$—	$0.05	$0.04	$0.09
Diluted net income per share	$—	$0.05	$0.04	$0.09

Note 13. Subsequent Events

        On January 2, 2020, the Company granted 340,000 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on January 2, 2020 was $1.6 million. The shares will vest in equal installments over a three year term. Additionally, the Company granted 28,262 shares to its Board of Directors on January 2, 2020. The fair value of the grant based on the closing share price on January 2, 2020 was $0.1 million. The shares vested immediately.