Form 10-K/A
period 2019-12-31
Eagle Bulk Shipping Inc.
filed 2020-04-29
CIK 1322439

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒No☐

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

As of April 20, 2020, 76,749,622 shares of the registrant’s common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒ No☐

DOCUMENTS INCORPORATED BY REFERENCE

        See “Explanatory Note” below.

References in this Amendment No. 1 on Form 10-K/A (this “Amendment”) to “we,” “us,” “our,” “Eagle Bulk,” the “Company” and similar terms all refer to Eagle Bulk Shipping Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

Matters discussed in this Amendment may constitute forward-looking statements. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where the Company expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, the Company’s forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in the Company’s financial resources and operational capabilities, including as a result of the impact of the COVID-19 pandemic, and as a result of certain other factors listed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

EXPLANATORY NOTE

This Amendment amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2019 that was originally filed with the SEC on March 12, 2020 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our directors and executive officers, effective as of April 29, 2020.

Name	Age	Position
Paul M. Leand, Jr.	53	Chairman of the Board
Randee E. Day	71	Director
Justin A. Knowles	51	Director
Bart Veldhuizen	53	Director
Gary Weston	63	Director
Gary Vogel	54	Chief Executive Officer and Director
Frank De Costanzo	57	Chief Financial Officer

Biographies of Current Directors and Executive Officers

Paul M. Leand, Jr., age 53, has served as a Director of the Company since November 2014 and is the Chairman of the Board of Directors. Mr. Leand joined AMA Capital Partners LLC (“AMA”), in 1998 from First National Bank of Maryland. He was appointed CEO in 2004. He has led the development of AMA’s restructuring practice, helping AMA earn its position as the pre-eminent maritime restructuring advisor for both creditors and companies alike.  He has been involved in the restructuring of numerous high yield issues including Golden Ocean, ACL, GlobalOcean, Pegasus and Enterprises, and Horizon Lines. On the offshore side, Mr. Leand has led AMA’s efforts in the restructurings of, amongst others, PetroMENA ASA, Sevan Marine ASA, Remedial Offshore and Equinox Offshore.  Mr. Leand has also been involved in numerous M&A roles, including with Golden Ocean, SFL and TECO Transport and also spearheaded the firm’s private equity investments in Chembulk and PLM and Lloyds Fonds.  Mr. Leand serves as a Director of Golar LNG Partners LP (Nasdaq). Mr. Leand previously served on the boards of Lloyd Fonds AG (Frankfurt Stock Exchange), North Atlantic Drilling (Oslo Stock Exchange), SeaDrill Ltd. (New York Stock Exchange ("NYSE")) as well as Ship Finance International Ltd. (NYSE).  Mr. Leand holds a BS/BA from Boston University’s School of Management. Mr. Leand is familiar with a range of corporate and board functions based on significant prior board experience.

        Randee E. Day, age 71, has served as a Director of the Company since November 2014 and is the Chairwoman of our Nominating and Governance Committee. Ms. Day briefly served as interim President of the Company from February 25, 2014 through March 6, 2015. Ms. Day is president and chief executive officer of Day & Partners, LLC, a specialized advisory firm focused on the maritime and offshore industries. Ms. Day accepted the position as a senior advisor to Goldin Associates LLC, which is a specialized restructuring firm, in 2016. She also heads an operational solutions platform called Goldin Maritime. Ms. Day is also an independent board member of International Seaways Inc. (NYSE-listed under “INSW”). INSW is one of the world’s largest owner/operators of crude oil and petroleum product tankers, with a fleet of 55 vessels. She serves on the audit and compensation committees of the board of directors of INSW. Ms. Day is also an independent board member of Tidewater (NYSE-listed under “TDW”). TDW owns and operates one of the largest fleets of offshore support vessels in the industry, supporting offshore energy exploration and production activities worldwide. She serves on the audit, governance and nominating committees of the board of directors of TDW. Ms. Day has an extensive background as an owner/operator of public companies, a senior lending officer, and as an advisor on mergers and acquisitions and restructuring transactions. Prior to founding Day & Partners, LLC in 2011, Ms. Day served as interim Chief Executive Officer of DHT Maritime, Inc., a NYSE-listed owner/operator of 12 crude oil tankers. Previously, Ms. Day was managing director at the Seabury Group, a transportation advisory firm. She was the division head of JP Morgan’s shipping group in New York and served as the senior lending officer for the bank’s shipping clients in Asia, Europe, and the Americas. She served as a director of TBS International Ltd. from 2001 to 2012, of Ocean Rig ASA, in Oslo, Norway, an operator of ultra-deep-water oil rigs, from 2008 to 2009, and of DHT Maritime, Inc. from 2005 to 2013. In 2014, Ms. Day was appointed as an independent director alongside appointees from Angelo, Gordon & Co. and Oaktree Capital Management to the board of Excel Maritime Carriers Ltd. Ms. Day joined the newly elected board of Tidewater Inc., one of the world’s largest offshore service operators, upon its emergence from bankruptcy on July, 31, 2017. Ms. Day holds a B.A. degree from the School of International Relations at the University of Southern California and is a graduate of the Senior Executive Program in International and National Security at the Harvard Kennedy School. She is also a director of the American-Georgian Business Council. The Board of Directors selected Ms. Day as a Director because it believes that Ms. Day brings valuable management, financial and corporate governance experience to the Board of Directors.

Justin A. Knowles, age 51, has served as a Director of the Company since November 2014 and is the Chairman of our Audit Committee (the “Audit Committee”). Mr. Knowles graduated from the University of Edinburgh in 1990 with a M.A. Hons degree in Accounting and Economics before joining Ernst & Young where he trained and qualified as a Chartered Accountant. In 1994 he left Ernst & Young to join the Bank of Scotland, initially working in various head office roles, before joining the Bank of Scotland’s Shipping Finance team in 1999. Mr. Knowles spent 13 years working in senior roles within the shipping team, in both loan origination and debt restructure/work-out units, working with a wide variety of public and private shipping companies. In 2012, Mr. Knowles left banking to establish Dean Marine Advisers Ltd, a United Kingdom-based shipping finance consultancy that works with banks, financial institutions and ship owners providing strategic advice on shipping projects and investments. The Board of Directors selected Mr. Knowles to serve as a Director because it believes he has valuable business and management experience and important perspectives on issues facing our Company. Mr. Knowles's experience enables him to provide insight, guidance and strategic direction to the Board of Directors. Mr. Knowles has a strong financial background, including an understanding of financial statements, corporate finance, accounting and capital markets.

        Bart Veldhuizen, age 53, has served as a Director of the Company since November 2014. Mr. Veldhuizen has been working in the shipping industry since 1994 on both the banking and non-banking sides. He started his career with Van Ommeren Shipping, a Dutch public shipping and storage company, after which he joined DVB Bank SE as a Shipping Banker working in both Rotterdam and Piraeus. In 2000, he joined Smit International, a publicly listed maritime service provider active in salvage, marine contracting and harbor towage. After working for Smit International in both Greece and Singapore, Mr. Veldhuizen returned to the Netherlands in August 2003 to work with NIBC Bank, a Dutch-based merchant bank. From August 2007 until October 2011, he was the Managing Director and Head of Shipping of Lloyds Banking Group plc. In this capacity, Mr. Veldhuizen managed the combined Lloyds Bank and Bank of Scotland’s shipping loan and lease portfolio. From 2011 to 2015, through his private company, he advised various credit funds and private equity firms on a variety of shipping investments in both the credit and hard asset spaces. From 2015 to 2017, Mr. Veldhuizen was on the Board of Managing Directors of DVB Bank SE where he was responsible for the bank’s shipping and offshore franchises. Mr. Veldhuizen holds a degree in Business Economics from the Erasmus University in Rotterdam, the Netherlands. Mr. Veldhuizen is a former Director of Seadrill Partners LLC (NYSE-listed “SDLP”) and Golar LNG Partners LP (Nasdaq-listed under “GMLP”) as well as a Board Member of A.R. Investments PTE Ltd, a joint venture between Apollo Global Management and the Rickmers Group. In March 2019, Mr. Veldhuizen joined the board of Diamond S Shipping Inc. (NYSE listed under “DSSI”) as an independent Member of the Board. The Board of Directors selected Mr. Veldhuizen to serve as a Director because it believes that Mr. Veldhuizen brings valuable banking and financial expertise. Mr. Veldhuizen brings over 25 years of experience in international banking specialized in shipping to the Board of Directors.

        Gary Vogel, age 54, has served as Chief Executive Officer and Director of the Company since September 2015. Prior to joining our Company, Mr. Vogel was chief executive officer of Clipper Group Ltd., a ship owning and operating company headquartered in Copenhagen, Denmark. He was also a partner and served as a director of Clipper Group, Ltd. Mr. Vogel previously held the positions of co-chief executive officer of Clipper Group Ltd. and chief executive officer of Clipper Bulk, a division of Clipper Group Ltd., which he joined in 2000. Before Clipper Group Ltd., Mr. Vogel was president of Van Ommeren Bulk Shipping (USA), Inc. Mr. Vogel graduated from the U.S. Merchant Marine Academy in 1988 with a Bachelor of Science degree in Marine Transportation as well as a U.S. Coast Guard Unlimited Tonnage 3rd Officers License. Subsequently, he served as an officer in the U.S. Naval Reserve. Mr. Vogel currently serves as a director of Ship Finance International Ltd. (NYSE-listed under “SFL”) and on the Lloyd’s Register North America Advisory Committee. He is also a former board member of the American Institute for International Steel. The Board of Directors selected Mr. Vogel to serve as a Director because it believes that Mr. Vogel brings valuable business, leadership and executive management experience and insights into many aspects of the operations within the shipping industry to the Board of Directors.

        Gary Weston, age 63, has served as a Director of the Company since November 2014 and is the Chairman of the Company’s Compensation Committee (the “Compensation Committee”). From 2004 until 2011, Mr. Weston was the Chief Executive Officer of Transport Maritime S.A.M (“CTM”) and from 2011 until his retirement in December 2015, executive chairman of CTM and at the same time, director and chief executive officer of various affiliated companies controlled by the Ceres Group of Companies, including CBC Holdings Ltd, DryLog Ltd, Carras Ltd, Freight Trading Ltd. and Tara Ltd. From 1998 to 2004, Mr. Weston was the executive chairman of H. Clarkson & Co. Ltd. and chief executive officer of Clarksons PLC, the world’s largest shipbroker and the leading provider of integrated shipping services. He started his career at H. Clarkson & Co. Ltd. in 1979 as a trainee shipbroker. In addition to his role at CTM, from 2006 to 2011, Mr. Weston was chairman to the Investors Committee for Global Maritime Investments, a privately-owned freight trading group. From 1992 to 2004, he was a director with the International Transport Intermediaries Club, a professional indemnity insurer of service providers in the transport and offshore industries. From 2016 to 2018, he was a director of Crystal Maritime Services (Malta) Limited and Crystal Maritime Trading (Malta) Limited, privately owned shipping companies. Since 2006, he has served as a non-executive director of the United Kingdom Freight Demurrage and Defence Association Limited, a leading provider of legal defense services in the shipping industry. Since 2019, he has served as non-executive director of M2M Panamax Limited, Malta, a privately owned shipping company and from April 2020 as a non-executive director of Wah Kwong Transport Holdings Limited, a privately owned shipping company. Mr. Weston is a member of the Chartered Institute of Logistics and Transport. He received a B.Sc. in Maritime Studies from the University of Wales, in Cardiff. The Board of Directors selected Mr. Weston to serve as a Director because it believes that Mr. Weston brings valuable management and financial experience to the Board of Directors, including extensive experience with commercial and technical ship managers. Mr. Weston has a strong operations background and has experience with vessels acquisition opportunities.

Frank De Costanzo, age 57, has served as Chief Financial Officer and Secretary of the Company since September 2016. Mr. De Costanzo brings more than 35 years of banking, finance, public company and related leadership experience, with a focus on commodity and related markets. Immediately prior to joining the Company, Mr. De Costanzo served as Senior Vice President and Chief Financial Officer of the Catalyst Paper Corporation, one of North America’s largest pulp and paper companies. Mr. De Costanzo also previously served as Vice President and Global Treasurer at Kinross Gold Corporation, one of the world’s largest precious metals mining companies, from September 2010 to June 2015. Earlier in his career, he served in positions of increasing responsibility at Pitney Bowes Inc., including Assistant Treasurer, Director of Internal Audit and Finance Director, International, for Pitney Bowes Software. He also worked at The Dai-Ichi Kangyo Bank (now part of the Mizuho Financial Group) and the Union Bank of Switzerland. Mr. De Costanzo earned a B.S. in Finance from Providence College and an Executive MBA from the University of Connecticut.

CORPORATE GOVERNANCE

Code of Ethics

The Company’s Code of Ethics, which applies to our Directors, executive officers and employees, is available on our website at www.eagleships.com under the "Investors - Governance" caption and copies are available in print upon request to Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902. The Company intends to satisfy any disclosure requirements regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company’s website within four business days after such amendment or waiver.

Board of Directors, Audit, Compensation and Nominating and Governance Committees

Meetings of the Board of Directors

The Board of Directors held seven meetings in 2019. Each Director attended at least 75% of the aggregate meetings of the Board of Directors, and meetings held by all committees on which such Director served, during the period for which such Director served. The Board of Directors met in executive session seven times during 2019.

Directors are invited to attend the 2020 Annual Meeting. Each Director attended the Company’s 2019 Annual Meeting of Shareholders.

Director Independence

The Board of Directors affirmatively determined that the following Directors, including each Director serving on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, satisfy the independence requirements of Rule 5605(a)(2) of Nasdaq’s listing standards: Paul M. Leand, Jr., Randee E. Day, Justin A. Knowles, Bart Veldhuizen and Gary Weston. The Board of Directors also determined that all members of the Audit Committee, Compensation Committee and Nominating and Governance Committee are independent under applicable Nasdaq and SEC rules for committee members.

There is no family relationship between any of the Director nominees or executive officers of the Company.

Director Terms

The Directors serve until the next Annual Meeting of Shareholders or until their office shall otherwise be vacated pursuant to our By-laws.

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee, the respective members and functions of which are described below. Current charters describing the nature and scope of the responsibilities of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are posted on our website at www.eagleships.com under the headings “Investor Relations-Corporate Governance” and are available in print upon request to Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

Audit Committee

The Company’s Audit Committee is comprised of Justin A. Knowles (Chairman), Randee E. Day and Gary Weston, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules. The Board of Directors has determined that Justin A. Knowles is an audit committee “financial expert” as such term is defined in applicable SEC rules, and that he has the requisite financial management expertise within the meaning of Nasdaq rules and regulations. As directed by its written charter, which was adopted on October 29, 2014 and amended on December 13, 2017, the Audit Committee is responsible for, among other duties, appointing and overseeing the work of, and relationship with, the independent auditors, including reviewing their formal written statement describing the Company’s internal quality-control procedures and any material issues raised by the internal quality-control review or peer review of the Company or any inquiry or investigation by governmental or professional authorities and their formal written statement regarding auditor independence; reading and discussing with management and the independent auditors the annual audited financial statements and quarterly financial statements, and preparing annually a report to be included in the Company’s proxy statement; providing oversight of the Company’s accounting and financial reporting principles, policies, controls, procedures and practices; and discussing with management polices with respect to risk assessment and risk management. In addition, the Board of Directors has tasked the Audit Committee with reviewing transactions with related parties. The charter for the Audit Committee is available on our website at www.eagleships.com under the “Investors-Governance” caption. The Audit Committee held six meetings during 2019.
Compensation Committee

The Company’s Compensation Committee is comprised of Gary Weston (Chairman), Paul M. Leand, Jr. and Bart Veldhuizen, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules. As directed by its written charter, which was approved on December 13, 2017 the Compensation Committee, among other duties, makes recommendations to the Board of Directors as to the Company’s general compensation philosophy; reviews and approves those corporate goals and objectives established by the Board of Directors that are relevant to the compensation of the Company’s Chief Executive Officer and evaluates the performance of the Company’s Chief Executive Officer and other executive officers and determines executive officer compensation, including benefits and perquisites; and reviews and approves employment, severance or change in control agreements. In addition, the Compensation Committee evaluates and recommends, for approval by the Board of Directors, the appropriate level of compensation and fees for Board of Director committee service by non-employee Directors. The charter for the Compensation Committee is available on our website at www.eagleships.com under the “Investors-Governance” caption. The Compensation Committee held seven meetings during 2019.

The Company's executive compensation is determined by the Compensation Committee. Although not required under the Compensation Committee's charter (the "Compensation Committee Charter"), the Company's executive compensation for 2019 has been ratified by the unanimous consent of the full Board of Directors.

Role of the Compensation Consultant

        In accordance with the Compensation Committee Charter, the Compensation Committee has the authority to engage, retain and terminate a compensation consultant. The Compensation Committee also has the sole authority to approve the fees of such consultant. The Compensation Committee engaged ClearBridge Compensation Group LLC (“ClearBridge”) as its independent compensation consultant. ClearBridge reports directly to the Compensation Committee, which has authority under the Compensation Committee Charter to retain compensation consultants, although its representatives may also meet with management from time to time. The Compensation Committee did not direct ClearBridge to perform its services in any particular manner or under any particular method.
Services performed by Clearbridge for the Compensation Committee include but are not limited to:
1.analysis and recommendations of peer group companies for compensation benchmarking purposes;
2.preparation of competitive benchmarking reviews regarding executive compensation;

3.review of cash bonuses paid to named executive officers in early 2020 but earned in 2019 (the “2019 Cash Bonuses”)
4.evaluation of proposed compensation programs and changes to existing programs; and
5.analysis of current trends in executive compensation, and updates regarding applicable legislative and governance activity.
   The Compensation Committee determined that the services provided by ClearBridge to the Compensation Committee in relation to the 2019 Cash Bonuses did not give rise to any conflicts of interest. The Compensation Committee made this determination by assessing the independence of ClearBridge under the applicable rules adopted by the SEC and incorporated into the Nasdaq Corporate Governance Requirements. In making this assessment, the Compensation Committee also considered ClearBridge's written correspondence to the Compensation Committee that affirmed the independence of ClearBridge and the consultants and employees who provide services to the Compensation Committee on executive compensation matters.

Nominating and Governance Committee
The Company’s Nominating and Governance Committee is comprised of Randee E. Day (Chairwoman), Paul M. Leand, Jr., and Bart Veldhuizen, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules. As directed by its written charter, which was approved on October 29, 2014, and amended on December 13, 2017, the Nominating and Governance Committee, among other duties, assists the Board of Directors in identifying and evaluating qualified individuals to become members of the Board of Directors, and proposing nominees for election to the Board of Directors and to fill vacancies; considers nominees duly recommended by shareholders for election to the Board of Directors; and evaluates annually the independence of each member of the Board of Directors under applicable Nasdaq listing requirements and SEC rules. The charter for the Nominating and Governance Committee is available on our website at www.eagleships.com under the “Investors-Governance” caption. The Nominating and Governance Committee held six meetings in 2019.

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

The Nominating and Governance Committee identifies potential candidates by asking current Directors and executive officers to notify the Nominating and Governance Committee if they become aware of persons meeting the criteria described above, who might have an interest in serving as a Director.

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

Communications with the Board of Directors

Shareholders and other interested parties may communicate with members of the Board of Directors, including reporting any concerns related to governance, corporate conduct, business ethics, financial practices, legal issues and accounting or audit matters in writing addressed to the Board of Directors, or any such individual Directors or group or committee of Directors by either name or title, in care of: Secretary of Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.

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

Our Board of Directors has determined that the Company should maintain separate roles for our Chairman of the Board of Directors and Chief Executive Officer. We believe this leadership structure is currently in the best interests of the Company and our shareholders, is appropriate given the particular expertise and strengths of our Chairman and Chief Executive Officer, and allows the individuals to focus on their primary roles. We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. Our Chief Executive Officer has the general responsibility for implementing the policies of the Company and for the management of the day-to-day business and affairs of the Company. Our Chairman has been closely involved with the Company since 2014. Given his unique knowledge, experience and relationship with the Board of Directors, we believe his continued service as Chairman provides significant value to the Company and its shareholders, and that it is beneficial for our Chairman to lead our Board of Directors members as they provide leadership to our management team. In addition, our Chairman contributes significantly to developing and implementing our strategy; facilitating communication among the Directors; developing Board of Directors meeting agendas in consultation with management; and presiding at Board of Directors and shareholder meetings. We believe that having a separate Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board of Directors to monitor whether management’s actions are in the best interests of the Company and our shareholders. As a result, we believe that having a separate Chairman can enhance the effectiveness of the Board of Directors as a whole.

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

Executive Sessions

Consistent with our corporate governance guidelines, the non-employee Directors of the Board of Directors regularly hold executive sessions. The Audit Committee, in accordance with its charter, meets separately with our executives at regular intervals or as otherwise deemed appropriate throughout the year to review our financial affairs, and meets separately in sessions with the independent auditors at such times as the Audit Committee deems appropriate to fulfill its responsibilities under its charter. The independent Directors met in executive sessions 12 times during 2019.

Item 11. Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Introduction

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

        Commencing in 2018, the Company qualified as a “smaller reporting company” under new rules adopted by the SEC. Accordingly, the Company has elected to now provide scaled executive compensation disclosure that satisfies the requirements applicable to the Company in its status as a smaller reporting company. Under the scaled disclosure obligations, the Company is not required to provide, among other things, a compensation discussion and analysis or a compensation committee report, and certain other tabular and narrative disclosures relating to executive compensation. For 2019, the following individuals were our named executive officers (each a “Named Executive Officer” or “NEO” and collectively the “Named Executive Officers” or “NEOs”):

1.Gary Vogel, Director and Chief Executive Officer.
2.Frank De Costanzo, Chief Financial Officer and Secretary.
        Mr. Vogel is an NEO based on his position as the Company’s Chief Executive Officer. Mr. De Costanzo is an NEO by reason of being the Company’s only other executive officer, and thus its most highly compensated executive officer other than its Chief Executive Officer who was serving as an executive officer as of December 31, 2019. Detailed information on the compensation for our NEOs is presented in the following tables and accompanying narrative.

2019 SUMMARY COMPENSATION TABLE
The following Summary Compensation Table sets forth the compensation of our NEOs for the fiscal years ending on December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Gary Vogel (Chief Executive Officer)	2019	675,000	843,750	1,040,736	31,440	2,590,926
	2018	675,000	907,000	1,921,680	24,584	3,528,264
Frank De Costanzo (Chief Financial Officer and Secretary)	2019	425,000	212,500	289,732	31,440	958,672
	2018	425,000	275,000	447,450	25,362	1,172,812

(1)	On January 2, 2019, the Company granted 226,247 shares of restricted stock to Mr.Vogel, which vest in three equal installments on each of the following dates: (i) January 2, 2020, (ii) January 2, 2021 and (iii) January 2, 2022. On January 2, 2019, the Company granted 62,907 shares of restricted stock to Mr. De Costanzo, which vest in three equal installments on each of the following dates: (i) January 2, 2020, (ii) January 2, 2021 and (iii) January 2, 2022. All the above grants are subject to continued employment with the Company on each applicable vesting date.
(2)	Amounts shown in this column also include Company matching contributions to the 401(k) Plan of $16,800 and $11,000 for 2019 and 2018, respectively for Mr.Vogel. The Company contributed $16,800 and $11,000 to the 401(k) Plan on behalf of Mr. De Costanzo for 2019 and 2018, respectively. Amounts shown in this column also include supplemental health premiums paid of $14,640, each for Mr.Vogel and Mr. De Costanzo in 2019. The supplemental health premiums paid for Mr. Vogel and Mr. De Costanzo were $13,584 and $14,362, respectively, in 2018.

Outstanding Equity Awards at Fiscal Year End 2019
The following table summarizes the equity awards held by the NEOs as of December 31, 2019:

Name and Principal Position	Issuance Date	Number of Securities Underlying Unexercised Options (#)(1)		Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#) (1)(2)	Market Value of Shares or Units of Stock That Have not Vested ($) (4)
Gary Vogel (Chief Executive Officer) (3)		Exercisable	Unexercisable
	1/2/2019	—	—	—	—	226,247	1,040,736
	1/4/2018	—	—	—	—	272,000	1,251,200
	3/1/2017	118,750	118,750	5.56	3/1/2022	79,166	364,164
	12/15/2016	1,266,476	—	4.28	12/15/2021	—	—
Frank De Costanzo (Chief Financial Officer and Secretary) (4)	1/2/2019	—	—	—	—	62,907	289,372
	1/4/2018	—	—	—	—	63,333	291,332
	11/7/2016	210,000	70,000	4.28	11/7/2021	—	—

(1)	The options granted on March 1, 2017 to Mr. Vogel vest in four substantially equal installments on each of the following dates: (i) March 1, 2018 (ii) March 1, 2019, (iii) March 1, 2020 and (iv) March 1, 2021. The options granted to Mr. De Costanzo on November 7, 2016 will generally vest ratably on each of the first four anniversaries of September 30, 2016. All the above options have a five-year term and are subject to the NEO’s continued employment with the Company on each applicable vesting date.
(2)	On January 2, 2019, the Company granted 226,247 shares of restricted stock to Mr.Vogel, which vest in three substantially equal installments on each of the following dates: (i) January 2, 2020, (ii) January 2, 2021 and (iii) January 2, 2022. On January 4, 2018, the Company granted 408,000 shares of restricted stock to Mr.Vogel, which vest in three equal installments on each of the following dates: (i) January 4, 2019, (ii) January 4, 2020, and (iii) January 4, 2021. On March 1, 2017, the Company granted 237,500 shares of restricted stock to Mr.Vogel, which vest in three substantially equal installments on each of the following dates: (1) March 1, 2018, (ii) March 1, 2019 and (iii) March 1, 2020. All the above restricted stock grants are subject to Mr. Vogel’s continued employment with the Company on each applicable vesting date. The forfeiture conditions and the accelerated vesting conditions applicable to these awards are described under the sections entitled “Potential Payments Upon Termination or Change-In-Control.”
(3)	On January 2, 2019, the Company granted 62,907 shares of restricted stock to Mr. De Costanzo, which vest in three equal installments on each of the following dates: (i) January 2, 2020, (ii) January 2, 2021 and (iii) January 2, 2022. On January 4, 2018, the Company granted 95,000 shares of restricted stock to Mr. De Costanzo, which vest in three substantially equal installments on each of the following dates: (i) January 4, 2019, (ii) January 4, 2020, and (iii) January 4, 2021. All the above restricted stock grants are subject to Mr. De Costanzo’s continued employment with the Company on each applicable vesting date. The forfeiture conditions and the accelerated vesting conditions applicable to these awards are described under the sections entitled “Potential Payments Upon Termination or Change-In-Control.”
(4)	The market value of the unvested shares was calculated by multiplying the number of shares outstanding as of December 31, 2019 by the closing price of the Common Stock as of December 31, 2019, which was $4.60 per share (the “Closing Price”).

Narrative Disclosure to Summary Compensation Table

The Compensation Committee believes it is critical to align executives’ compensation with Company performance and long-term shareholder value creation. Provided below are the elements of compensation provided to the Named Executive Officers and commentary on each element:

Element	Description	Commentary

Salary	(i) Fixed level of compensation determined primarily based on the role, job performance and experience	(i) Intended to compensate NEOs for day-to-day services performed

Annual bonus	(i) Each NEO has a target bonus opportunity (125% of salary for Mr. Vogel and 50% of salary for Mr. De Costanzo); payouts can range from zero to below/above target opportunity based on performance against pre-established Key Performance Indicators (“KPIs”) that support the long-term success of the Company and drive shareholder value creation	(i) The bonus program aligns executives’ compensation with various financial, operational, and strategic performance measures that are critical for generating long-term, sustainable shareholder value creation. (ii) Based on the Compensation Committee’s discretionary assessment of performance versus the pre-established KPIs, 2019 actual bonuses matched their target for Mr. Vogel and Mr. De Costanzo.
(ii) Payouts are determined at the discretion of the Compensation Committee based on its holistic assessment of individual performance and Company performance against the KPIs over the course of the year
(iii) KPIs used to determine 2019 payouts included but were not limited to: owned fleet performance, operating profitability, owned fleet technical Performance, capital structure, overall profitability, share price development, compliance and governance, and health, safety, and environment.

Long-Term Equity Incentives ("LTI")	(i) Long-term incentive awards are delivered in restricted stock that vests ratably over 3 years	(i) Restricted stock grants align executives’ compensation with our stock price and shareholder value creation while serving to motivate and retain our executives. Given the nature of the dry bulk shipping industry, overall company performance is heavily dependent on exogenous market factors. As a result, historically, the Compensation Committee has elected to maintain discretion in assessing performance versus pre-established KPIs when determining target LTI grant values each year. (ii) The January 2019 RSU grants of $1.0 million to Mr. Vogel and $290k to Mr. De Costanzo reflect decreases of 45% and 35%, respectively, from the grants made in 2018. (iii) The stock grants relating to 2019 performance are currently under review by the Compensation Committee.

The following is a narrative summary of the Compensation Committee’s actions during 2019 and the compensation and benefit arrangements included in the summary compensation table and the outstanding equity awards table.

2019 Advisory Vote on Executive Compensation and Company Response

While 74% support of the Company’s 2019 “Say-on-Pay” proposal indicated robust support for the Company’s executive compensation program, the Compensation Committee is keenly interested in understanding shareholders’ views when making decisions relating to executive compensation. In 2019, the Compensation Committee considered shareholder input as well as inputs from analysis of peers' compensation programs in their decisions.

•As it related to 2019 compensation, the Compensation Committee took the following actions :

1.Paid out 2019 bonuses at target level, which represent decreases of 7% and 23% for Mr. Vogel and Mr. De Costanzo, respectively, vs. 2018, for our Named Executive Officers.

2.Approved restricted stock grants of $1.0 million for Mr. Vogel and $0.3 million for Mr. De Costanzo, which represent decreases of 45% and 35%, respectively, vs. grants made in 2018

The Compensation Committee is conducting a holistic review of the Company’s executive compensation program for 2020. Specifically, the Compensation Committee is assessing its annual bonus program and long-term incentive program to ensure they continue to meet the short- and long-term objectives of the company and continue to align pay and performance.

Peer Group
The Compensation Committee believes that it is important to use a peer group to assess external market data to ensure the compensation program is competitive and attracts, retains, and motivates key talent. The peer group is one of many factors used to inform the Compensation Committee’s judgment as it makes decisions related to compensation levels and program design. The peer group includes companies in seaborne transportation industries with similar size as the Company (based on revenue, with secondary focus on market capitalization) and public disclosure of compensation levels and practices. The size of the peer group is limited due to the lack of companies that fulfill these industry, size, and disclosure criteria. For 2019, the peer group consisted of:

1.DHT Holdings
2.Euronav NV
3.Genco Shipping & Trading
4.International Seaways
5.Pacific Basin Shipping

In 2020, the Compensation Committee, in conjunction with ClearBridge, reviewed the peer group and made the following changes:

1.Removed Euronav NV
2.Added Dorian LPG

Agreements with our Chief Executive Officer

On July 6, 2015, we entered into an employment agreement with Gary Vogel, pursuant to which Mr. Vogel was appointed as our Chief Executive Officer effective as of September 1, 2015. Pursuant to his employment agreement, Mr. Vogel receives an annual base salary of $675,000 and is eligible to receive a discretionary cash bonus as determined by the Compensation Committee with a target amount equal to 125% of his annual base salary ( actual value can vary above or below target based on the Committee’s discretion).

Mr. Vogel is subject to non-solicitation and non-competition covenants during the course of his employment and for 12 months following termination of employment for any reason.

Agreements with our Chief Financial Officer

On September 3, 2016, we entered into an employment agreement with Frank De Costanzo, pursuant to which Mr. De Costanzo was appointed as our Chief Financial Officer and Secretary effective as of September 30, 2016. Pursuant to his employment agreement, Mr. De Costanzo receives an annual base salary of $425,000 and is eligible to receive a discretionary cash bonus as determined by the Compensation Committee with a target amount equal to 50% of his annual base salary. (actual value can vary above or below target based on the Committee’s discretion).

Mr. De Costanzo is subject to non-solicitation and non-competition covenants during the course of his employment and for 12 months following termination of employment for any reason.
Long-Term Equity Incentives

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
        The Company maintains two long-term equity incentive plans under which the NEOs have been granted awards: (i) the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan and (ii) the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan. The Company adopted the 2016 Plan on November 7, 2016. Following shareholder approval of the 2016 Plan on December 15, 2016, the 2016 Plan replaced the 2014 Plan and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired or otherwise terminated or cancelled.
        2020 Awards for 2019 performance. As of the date of the proxy statement, the stock grants for 2019 performance are under review by the Compensation Committee.
        2019 Awards for 2018 performance. On January 2, 2019, the Company granted 226,247 shares of restricted common stock to Mr.Vogel. The shares of restricted common stock vest in three substantially equal installments on each of the first three anniversaries of the date of the grant, subject to Mr. Vogel's continued employment with the Issuer or any of its affiliates on the applicable vesting date. In the event that Mr. Vogel's employment is terminated by the Issuer for any reason, any portion of the restricted stock which has not vested as of the date of such termination shall be forfeited. If Mr. Vogel's employment is terminated for cause, the vested and unvested portion of the restricted stock shall be forfeited.

        On January 2, 2019, the Company granted 62,907 shares of restricted common stock to Mr.De Costanzo. The shares of restricted common stock vest in three substantially equal installments on each of the first three anniversaries of the date of the grant, subject to Mr. De Costanzo's continued employment with the Issuer or its affiliate on the applicable vesting date. In the event that Mr. De Costanzo's employment is terminated by the Issuer for any reason, any portion of the restricted stock which has not vested as of the date of such termination shall be forfeited.

2018 Awards for 2017 performance. On January 4, 2018, the Company granted 408,000 shares of restricted common stock to Mr.Vogel. The shares of restricted common stock vest in three substantially equal installments on each of the first three anniversaries of the date of the grant, subject to Mr. Vogel's continued employment with the Issuer or any of its affiliates on the applicable vesting date. In the event that Mr. Vogel's employment is terminated by the Issuer for any reason, any portion of the restricted stock which has not vested as of the date of such termination shall be forfeited. If Mr. Vogel's employment is terminated for cause, the vested and unvested portion of the restricted stock shall be forfeited.

        On January 4, 2018, the Company granted 95,000 shares of restricted common stock to Mr.De Costanzo. The shares of restricted common stock vest in three substantially equal installments on each of the first three anniversaries of the date of the grant, subject to Mr. De Costanzo's continued employment with the Issuer or its affiliate on the applicable vesting date. In the event that Mr. De Costanzo's employment is terminated by the Issuer for any reason, any portion of the restricted stock which has not vested as of the date of such termination shall be forfeited.
Potential Payments Upon Termination or Change-In-Control

Under his employment agreement, in the event that Mr. Vogel’s employment is terminated by the Company without cause or by him for good reason, Mr. Vogel will become entitled to receive the following as severance: (i) an amount equal to one and one half times (1.5x) the sum of his annual base salary plus 75% of his target annual bonus and (ii) if he timely elects COBRA continuation coverage, Mr. Vogel will be reimbursed for the costs of COBRA premiums for 18 months following termination. In addition, on his termination without cause or by him for good reason or by reason of his death or disability, all equity awards held by him will vest as if he remained employed for an additional year beyond the date of termination and any outstanding options held by him will remain exercisable until the later of one year after the date of termination and the original expiration date of such options.
Under his employment agreement, in the event that Mr. De Costanzo’s employment is terminated by the Company without cause or by him for good reason, Mr. De Costanzo will become entitled to receive the following as severance: (i) an amount equal to the sum of his annual base salary plus 75% of his target annual bonus and (ii) if he timely elects COBRA continuation coverage, Mr. De Costanzo will be reimbursed for the costs of COBRA premiums for 12 months following termination. In addition, on his termination without cause or by him for good reason, all equity awards held by him will vest as if he remained employed for an additional year beyond the date of termination. If Mr. De Costanzo’s employment is terminated by reason of his death or disability, the Company will pay him or his legal representatives his pro rata annual bonus for the year of termination based on actual results and all equity awards held by him will vest as if Mr. De Costanzo remained employed for an additional year beyond the date of termination and any outstanding options held by him will remain exercisable until the later of one year after the date of termination and the original expiration date of such options.
The 2016 Plan and the 2014 Plan each provides that, in the event of a change in control of the Company, the Compensation Committee is authorized to provide for continuation, assumption or substitution of awards, accelerating the exercisability or vesting of awards, or accelerating the termination of awards with either a period for exercise before the occurrence of the change in control or a cash payment in consideration for the cancellation of such awards.
2019 Directors' compensation

        Each of our non-employee directors are paid a cash retainer of $65,000 per year for serving as our Board of Directors. Additionally, our Chairman of our Board of Directors is paid a cash retainer of $140,000 per year. Each of our directors serving as a Chairman of our Compensation Committee and the Nominating and Governance Committee are paid a cash retainer of $15,000 each per year. Our Director serving as a Chairman of our Audit Committee is paid cash retainer of $25,000 per year. Each of our Directors serving as members of the Compensation Committee and the Nominating and Governance Committee are paid a cash retainer of $10,000 each per year. Each of our Directors serving as members of the Audit Committee are paid cash retainer of $15,000 each per year.
The following Director Compensation Table sets forth the compensation of our Directors (who were not NEOs of the Company) for the fiscal year ending on December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Randee E. Day	95,000	25,000	-	-	-	-	120,000
Justin A. Knowles	90,000	25,000	-	-	-	-	115,000
Paul M. Leand, Jr.	160,000	30,000	-	-	-	-	190,000
Bart Veldhuizen	85,000	25,000	-	-	-	-	110,000
Gary Weston	95,000	25,000	-	-	-	-	120,000

Equity Award Grant to Board of Directors

        On January 2, 2019, the Company granted to the Board of Directors including the Chairman each of 5,423 shares of common stock and an additional 1,085 shares of common stock to the Chairman of the Board of Directors which shares vested in full on the grant date. The shares were granted under the 2016 Plan and the applicable award agreement.

On January 2, 2020, the Company granted to the Board of Directors including the Chairman each of 5,435 shares of common stock and an additional 1,087 shares of common stock to the Chairman of the Board of Directors which shares vested in full on the grant date. The shares were granted under the 2016 Plan and the applicable award agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of April 20, 2020 of:
1.each person, group or entity known to the Company to beneficially own more than 5% of our stock;
2.each of our Directors and Director nominees;
3.each of our NEOs; and
4.all of our Directors and executive officers as a group.

As of the April 20, 2020, a total of 76,749,622 shares of Common Stock were outstanding and entitled to vote at the Annual Meeting. Each share of Common Stock is entitled to one vote on matters on which common shareholders are eligible to vote.
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
Beneficial Ownership of Common Stock

Name (1)	Number (2)	Percentage (3)
Gary Vogel (4)	2,609,297	3.4%
Frank De Costanzo (5)	533,995	*
Randee E. Day (6)	15,858	*
Justin A. Knowles (6)	15,858	*
Paul M. Leand, Jr. (6)	214,890	*
Bart Veldhuizen (6)	15,858	*
Gary Weston (6)	15,858	*
All Directors and Executive Officers as a group (7 persons)	3,421,614	4.5%
Oaktree Capital Management, L.P. (7)	29,544,503	38.5%
GoldenTree Asset Management LP (8)	13,776,364	17.9%

* Percentage less than 1% of class.

(1)	Unless otherwise indicated, the business address of each beneficial owner identified is c/o Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.
(2)	Includes “beneficial ownership” of shares of Common Stock outstanding, within the meaning of Rule 13d-3 under the Exchange Act, as well as beneficial ownership of shares issuable within 60 days following April 20, 2020 upon the exercise of outstanding securities, (e.g., options, warrants, rights). However, amounts do not include anti-dilution adjustments to such securities.
(3)	Unless otherwise indicated, based on the total of 76,749,622 shares of Common Stock outstanding as of April 20, 2020. In addition, for purposes of calculating the percentage of shares held by an individual or entity, the number of shares outstanding includes shares issuable within 60 days following April 20, 2020 upon the exercise of outstanding securities, (e.g., options, warrants, rights), but, in each case, such shares are not included in the number of shares outstanding for purposes of computing the percentage of shares held by any other person. However, shares issuable within 60 days following April 20, 2020 upon the exercise of outstanding securities do not include anti-dilution adjustments to such securities.
(4)	Mr. Vogel’s beneficial ownership includes 286,831 shares of unvested restricted Common Stock. Mr. Vogel’s beneficial ownership includes the options to purchase 1,266,476 shares of Common Stock at an exercise price of $4.28 per share, which have a five-year term and vest in four substantially equal installments on each of the following dates: (i) January 1, 2017, (ii) September 1, 2017, (iii) September 1, 2018, and (iv) September 1, 2019. Additionally, it includes options to purchase 178,125 shares of Common Stock, which vested in part on March 1, 2018, March 1, 2019 and March 1, 2020 as part of an options grant to purchase 237,500 shares of Common Stock at an exercise price of $5.56 per share, which have a five year term and vest in four substantially equal installments on each of the following dates: (i) March 1, 2018, (ii) March 1, 2019, (iii) March 1, 2020, and (iv) March 1, 2021, subject to Mr.Vogel's continued employment with the Company.
(5)	Mr. De Costanzo’s beneficial ownership includes 73,606 shares of unvested restricted Common Stock. Mr. De Costanzo’s beneficial ownership includes the options to purchase 210,000 shares of Common Stock, which vested in part on September 30, 2017, September 30, 2018 and September 30, 2019, as part of an options grant to purchase 280,000 shares of Common Stock at a per share exercise price of $4.28, which have a five-year term and will vest in four substantially equal installments on each of the following vesting dates: (i) September 30, 2017, (ii) September 30, 2018, (iii) September 30, 2019, and (iv) September 30, 2020, subject to Mr. De Costanzo’s continued employment with the Company on each applicable vesting date and subject to partial vesting in the event Mr. De Costanzo’s employment is terminated by the Company without cause or by him for good reason.

(6)	The beneficial ownership of each of the directors on our board of directors includes 15,858 shares of vested common stock issued to them on January 2, 2020, January 2, 2019 and January 10, 2018. Mr. Leand received 53,029 shares of vested common stock granted to him on March 1, 2017, January 10, 2018, January 2, 2019 and January 2, 2020.
(7)
Based solely on information provided to us in October 2019, the securities are owned directly by OCM Opps EB Holdings, Ltd. (“EB Holdings”). The securities may also be deemed to be beneficially owned by Oaktree Capital Management, L.P. (“OCM”), solely as the sole director of EB Holdings, Oaktree Holdings, Inc. (“Holdings”), solely as the general partner of OCM, Oaktree Capital Group, LLC (“OCG”), solely as the sole shareholder of Holdings, and Oaktree Capital Group Holdings GP, LLC (“OCGH” and, together with EB Holdings, OCM, Holdings and OCG, the “Oaktree Reporting Persons”), solely as the duly elected manager of OCG. The members of OCGH are Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone, who, by virtue of their membership interests in OCGH, may be deemed to share voting and dispositive power with respect to the shares of common stock held by EB Holdings. Each of the general partners, managing members, directors and managers described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by the Oaktree Reporting Persons, except to the extent of any pecuniary interest therein. The address of the beneficial owners is c/o Oaktree Capital Group Holdings GP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. Shares listed consist of (i) 29,544,139 shares of common stock, and (ii) 364 shares of common stock issuable upon exercise of the warrants issued and distributed by the Company to the Oaktree Reporting Persons in connection with the Company’s restructuring in October 2014.

(8)
Based solely on Form 4 filed with the SEC on December 31, 2019 on behalf of (i) GoldenTree Asset Management LP (the “Advisor”), (ii) GoldenTree Asset Management LLC (the “General Partner”) and (iii) Steven A. Tananbaum (collectively, the “GoldenTree Reporting Persons”), GoldenTree, GoldenTree Asset Management LLC and Mr. Tananbaum have beneficial ownership of the securities listed. The Advisor is the investment manager or advisor to GoldenTree Distressed Fund 2014 LP (“GDF”), GoldenTree E Distressed Debt Fund II LP (“GEDD”), GT NM, L.P. (“GTNM”), GoldenTree Distressed Master Fund 2014 Ltd. (“GDMF”), GoldenTree E Distressed Debt Master Fund II LP (“GDDF”), GoldenTree Entrust Master Fund SPC on behalf of and for the account of Segregated Portfolio I (“GSPC”), GoldenTree 2004 Trust (“GT”), Gold Coast Capital Subsidiary X Limited (“GC”) and GoldenTree NJ Distressed Fund 2015 LP (“GNJ” and together with GDF, GEDD, GTNM, GDMF, GDDF, GSPC, GT, GC and GNJ the “Funds”) and certain separate accounts managed by the Advisor (the “Managed Accounts”) and may be deemed to have a beneficial ownership of the Common Stock directly held by the Funds and held in the Managed Accounts. The General Partner is the general partner of the Advisor and may be deemed to have beneficial ownership of the Common Stock reported above. Steven A. Tananbaum is the managing member of the General Partner and may be deemed to have a beneficial ownership of the Common Stock reported above. Each Fund disclaims beneficial ownership of the shares held directly by each other Fund and the Managed Accounts. The address of the beneficial owners is 300 Park Avenue, 21st Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transaction Approval Policy

It is the Company’s policy to enter into or ratify “Related Person Transactions” only when the Board of Directors, acting through the Audit Committee or another independent committee established by the Board of Directors, determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders. A “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company is, was or will be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for fiscal years 2019 and 2018, and in which any “Related Person” (as defined in relevant SEC rules)

had, has or will have a direct or indirect material interest. A Related Person Transaction includes, but is not limited to, situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. The transactions discussed below were entered into in accordance with the terms of the Company’s Related Persons Transactions policy.
Registration Rights Agreement
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
Convertible Bonds
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

Nominating Agreement
The Company entered into a nominating agreement on March 30, 2016, as amended (the “Nominating Agreement”), with GoldenTree, acting in its capacity as investment manager or advisor to certain private investment funds and managed accounts (the “GoldenTree Funds”) in connection with the GoldenTree Funds’ participation as a lender under the Second Lien Loan Agreement, pursuant to which the Company agreed that the GoldenTree Funds will have the right to designate one individual to serve as a member of the Board of Directors and on a committee of the Board of Directors selected by the GoldenTree Funds (subject to any independence requirement imposed by law or by the rules of any national securities exchange on which the Company’s Common Stock may be listed or traded) so long as the GoldenTree Funds and its affiliates beneficially own a number of shares of Common Stock equal to or greater than 5% of the Company’s Common Stock at any one time outstanding and 80% of the number of shares of Common Stock it owned as of the effective date of the Nominating Agreement, as adjusted to give effect to the issuance and delivery of the shares of Common Stock under the Second Lien Loan Agreement and equitable adjustment for certain transactions. While the GoldenTree Funds does not currently have a designee on the Board of Directors, the GoldenTree Fund have reserved their right under the Nominating Agreement with the Company to designate, in the future, one representative to serve as a member of the Company’s Board and on a committee of the Board, subject to the terms and conditions of the Nominating Agreement. At this time, GoldenTree has not designated an individual to serve as a member of the Board.

Item 14. Principal Accountant Fees and Services

Fees to Independent Registered Public Accounting Firm

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2019, and 2018 for professional services rendered by Deloitte & Touche for the audit of the Company’s annual financial statements and for audit-related services, tax services and all other services, as applicable.

Fiscal Year	Audit Fees (1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees (4)	Total
Fiscal year ended December 31, 2019	$823,418	$190,000	$31,732	$3,914	$1,049,064
Fiscal year ended December 31, 2018	$788,000	$35,000	$25,000	$100,000	$948,000
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

The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories: audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved 100% of the services, if applicable, described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for the years ended December 31, 2019 and 2018.

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

10.2
Amendatory Agreement to the Loan Agreement, dated as of August 14, 2015, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 16, 2015; File No. 001-33831.

10.3
Warrant Agreement, dated as of October 15, 2014, by and among Eagle Bulk Shipping Inc., Computershare Inc., as Warrant Agent, and Computershare Trust Company N.A., as Warrant Agent, incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014; File No. 001-33831.

10.4#
Employment Agreement, dated July 6, 2015, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Gary Vogel, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on August 14, 2015; File No. 001-33831.

10.5#
Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, by and between Eagle Bulk Shipping Inc. and Gary Vogel, dated as of September 29, 2015, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 16, 2015; File No. 001-33831.

10.6#
Option Award Agreement under the Eagle Bulk Shipping Inc. 2014 Equity Incentive Plan, by and between Eagle Bulk Shipping Inc. and Gary Vogel, dated as of September 29, 2015, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 16, 2015; File No. 001-33831.

10.7
Forbearance and Standstill Agreement, dated as of January 15, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on January 19, 2016; File No. 001-33831.

10.8
Amendment No. 1 to Forbearance and Standstill Agreement, dated as of February 1, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on February 2, 2016; File No. 001-33831.

10.9
Limited Waiver to the Loan Agreement and Amendment No. 2 to Forbearance and Standstill Agreement, dated as of February 9, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on February 9, 2016; File No. 001-33831.

10.10
Limited Waiver to the Loan Agreement and Amendment No. 3 to Forbearance and Standstill Agreement, dated as of February 22, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on February 22, 2016; File No. 001-33831.

10.11
Second Limited Waiver to the Loan Agreement and Amendment No. 4 to Forbearance and Standstill Agreement, dated as of February 29, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 1, 2016; File No. 001-33831.

10.12
Amendment No. 5 to Forbearance and Standstill Agreement, dated as of March 6, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2016; File No. 001-33831.

10.13
Third Limited Waiver to the Loan Agreement and Amendment No. 6 to Forbearance and Standstill Agreement, dated as of March 8, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 9, 2016; File No. 001-33831.

10.14
Fourth Limited Waiver to the Loan Agreement, dated as of March 18, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 22, 2016; File No. 001-33831.

10.15
Amendment No. 7 to Forbearance and Standstill Agreement, dated as of March 22, 2016, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 22, 2016; File No. 001-33831.

10.16
Amended and Restated First Lien Loan Agreement, dated as of March 30, 2016, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 30, 2016; File No. 001-33831.

10.17
Second Lien Loan Agreement, among Eagle Shipping LLC, as borrower, the guarantor subsidiaries party thereto, the lenders thereto from time to time, and Wilmington Savings Fund Society, FSB, as Second Lien Agent, dated as of March 30, 2016, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 30, 2016; File No. 001-33831.

10.18
Nominating Agreement, dated as of March 30, 2016, by and between Eagle Bulk Shipping Inc. and GoldenTree Asset Management LP, incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 30, 2016; File No. 001-33831.

10.19
First Amendment to Nominating Agreement, dated as of April 18, 2016, by and between Eagle Bulk Shipping Inc. and GoldenTree Asset Management LP, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on April 19, 2016; File No. 001-33831.

10.20
Stock Purchase Agreement, dated as of July 1, 2016, by and among Eagle Bulk Shipping Inc. and the Investors party thereto, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on July 5, 2016; File No. 001-33831.

10.21
Stock Purchase Agreement, dated as of July 10, 2016, by and among Eagle Bulk Shipping Inc. and the Investors party thereto, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on July 11, 2016; File No. 001-33831.

10.22#
Separation Agreement and General Release, dated September 29, 2016, between Eagle Bulk Shipping Inc. and Adir Katzav, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 9, 2016; File No. 001-33831.

10.23#
Employment Agreement, dated September 3, 2016, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Frank De Costanzo, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 9, 2016; File No. 001-33831.

10.24#
Option Award Agreement, dated November 7, 2016, between Frank De Costanzo and Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 9, 2016; File No. 001-33831.

10.25#
Restricted Stock Award Agreement, dated November 7, 2016, between Frank De Costanzo and Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 9, 2016; File No. 001-33831.

10.26
Stock Purchase Agreement, dated as of December 13, 2016, by and among Eagle Bulk Shipping Inc. and the Investors party thereto, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 13, 2016; File No. 001-33831.

10.27#
Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A of Eagle Bulk Shipping Inc., filed with the SEC on November 4, 2016; File No. 001-33831.

10.28#
Restricted Stock Award Agreement, dated December 15, 2016, between Gary Vogel and Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 31, 2017; File No. 001-33831.

10.29#
Option Award Agreement, dated December 15, 2016, between Gary Vogel and Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 31, 2017; File No. 001-33831.

10.30#
Form of Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017; File No. 001-33831.

10.31#
Form of Option Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017; File No. 001-33831.

10.32
Framework Agreement, dated as of February 28, 2017, by and between Eagle Bulk Ultraco LLC and Greenship Bulk Manager Pte. Ltd., as Trustee-Manager of Greenship Bulk Trust, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on May 9, 2017; File No. 001-33831.

10.33
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

10.34
Bond Terms, dated as of November 22, 2017, by and between Eagle Bulk Shipco LLC, a company existing under the laws of the Republic of the Marshall Islands, and Nordic Trustee AS, a company existing under the laws of Norway, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 4, 2017; File No. 001-33831.

10.35
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

10.36
Super Senior Revolving Facility Agreement, dated as of December 8, 2017, by and among Eagle Bulk Shipco LLC, as borrower, and ABN AMRO Capital USA LLC, as original lender, mandated lead arranger and agent, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 12, 2017; File No. 001-33831.

10.37
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

10.38*
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

10.39
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

10.40*
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

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Seward & Kissel LLP.
31.1*	Rule 13a-14(d) / 15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer.
31.3***	Rule 13a-14(d) / 15d-14(a) Certification of Principal Executive Officer.
31.4***	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101.INS*	XBRL Instance Document.
101.CAL*	XBRL Schema Document.
101.SCH*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

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
April 29, 2020