Form 10-Q
period 2020-03-31
Eagle Bulk Shipping Inc.
filed 2020-05-11
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Number of shares of registrant’s common stock outstanding as of May 8, 2020: 76,749,822
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the "Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.
         Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) changes in demand in the drybulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of drybulk vessel newbuilding orders or lower than anticipated rates of drybulk vessel scrapping; (iii) changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union (the “EU”) or by individual countries; (iv) actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (v) changes in trading patterns significantly impacting overall drybulk tonnage requirements; (vi) changes in the typical seasonal variations in drybulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) significant deterioration in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures; (xi) the duration and impact of the novel coronavirus ("COVID-19") pandemic; (xii) the relative cost and availability of low and high sulfur fuel oil; (xiii) our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xiv) any legal proceedings which we may be involved from time to time; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). This discussion also includes statistical data regarding world drybulk fleet and order book and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I: FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019
(Unaudited)
(in U.S. dollars except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$69,229,926	$53,583,898
Restricted cash - current	2,917,885	5,471,470
Accounts receivable, net of a reserve of $2,760,679 and $2,472,345, respectively	18,155,336	19,982,871
Prepaid expenses	4,019,234	4,631,416
Inventories	15,360,834	15,824,278
Derivative asset and other current assets	14,753,326	1,039,430
Total current assets	124,436,541	100,533,363
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $163,508,323 and $153,029,544, respectively	858,807,828	835,959,084
Operating lease right-of-use assets	17,185,019	20,410,037
Other fixed assets, net of accumulated depreciation of $920,296 and $832,541, respectively	690,558	740,654
Restricted cash - noncurrent	74,917	74,917
Deferred drydock costs, net	20,772,193	17,495,270
Deferred financing costs - Super Senior Facility	—	166,111
Advance for scrubbers and ballast water systems and other assets	4,500,971	26,707,700
Total noncurrent assets	902,031,486	901,553,773
Total assets	$1,026,468,027	$1,002,087,136
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,239,878	$13,483,397
Accrued interest	7,797,292	5,321,089
Other accrued liabilities	17,346,898	28,996,836
Fair value of derivative instruments - current	3,314,556	756,229
Current portion of operating lease liabilities	13,346,261	13,255,978
Unearned charter hire revenue	3,232,360	4,692,259
Current portion of long-term debt	37,194,297	35,709,394
Total current liabilities	92,471,542	102,215,182
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	176,221,096	175,867,310
Super Senior Facility, net of debt issuance costs	2,355,465	—
New Ultraco Debt Facility, net of debt issuance costs	134,313,009	141,396,770
Revolver loan under New Ultraco Debt Facility	45,000,000	—
Convertible Bond Debt, net of debt discount and debt issuance costs	93,730,654	92,803,144
Fair value of derivative instruments - non current	177,008	—
Operating lease liabilities	4,821,044	8,301,793
Total noncurrent liabilities	456,618,276	418,369,017
Total liabilities	549,089,818	520,584,199
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 71,939,885 and 71,502,206 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	719,399	715,022
Additional paid-in capital	917,532,791	917,862,269
Accumulated deficit	(440,602,113)	(437,074,354)
Accumulated other comprehensive loss	(271,868)	—
Total stockholders' equity	477,378,209	481,502,937
Total liabilities and stockholders' equity	$1,026,468,027	$1,002,087,136

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(in U.S. dollars except share and per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues, net	$74,378,319	$77,389,597

Voyage expenses	26,564,358	25,906,140
Vessel expenses	23,700,109	20,093,706
Charter hire expenses	6,040,939	11,491,906
Depreciation and amortization	12,466,483	9,407,108
General and administrative expenses	7,961,072	8,409,919
Gain on sale of vessels	—	(4,106,547)
Total operating expenses	76,732,961	71,202,232
Operating (loss)/income	(2,354,642)	6,187,365
Interest expense	9,191,815	6,762,003
Interest income	(156,857)	(434,318)
Loss on debt extinguishment	—	2,268,452
Realized and unrealized (gain)/loss on derivative instruments, net	(7,861,841)	(2,438,255)
Total other expense, net	1,173,117	6,157,882
Net (loss)/income	$(3,527,759)	$29,483

Weighted average shares outstanding:
Basic	71,869,152	71,283,301
Diluted	71,869,152	72,070,868

Per share amounts:
Basic net (loss)/income	$(0.05)	$—
Diluted net (loss)/income	$(0.05)	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (loss)/income
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net (loss)/income	$(3,527,759)	$29,483

Other comprehensive loss
Net unrealized loss on cash flow hedges	(271,868)	—

Comprehensive (loss)/income	$(3,799,627)	$29,483

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(in U.S. dollars except share and per share data)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance at December 31, 2019	71,502,206	$715,022	$917,862,269	$(437,074,354)	$—	$481,502,937
Net loss		—	—	(3,527,759)	—	(3,527,759)
Issuance of shares due to vesting of restricted shares	437,679	4,377	(4,377)	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	(271,868)	(271,868)
Cash used to settle net share equity awards	—	—	(1,161,301)	—	—	(1,161,301)
Stock-based compensation	—	—	836,200	—	—	836,200
Balance at March 31, 2020	71,939,885	$719,399	$917,532,791	$(440,602,113)	$(271,868)	$477,378,209

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	71,055,400	$710,555	$894,272,533	$(415,377,239)	$479,605,849
Net income	—	—	—	29,483	29,483
Issuance of shares due to vesting of restricted shares	293,011	2,929	(2,929)	—	—
Cash used to settle net share equity awards	—	—	(877,161)	—	(877,161)
Stock-based compensation	—	—	1,445,469	—	1,445,469
Balance at March 31, 2019	71,348,411	$713,484	$894,837,912	$(415,347,756)	$480,203,640

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net (loss)/income	$(3,527,759)	$29,483
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	10,566,534	8,168,411
Amortization of operating lease right-of-use assets	3,225,018	3,271,111
Amortization of deferred drydocking costs	1,899,949	1,238,698
Amortization of debt discount and debt issuance costs	1,503,866	503,716
Loss on debt extinguishment	—	2,268,452
Gain on sale of vessels	—	(4,106,547)
Net unrealized gain on fair value of derivatives	(7,157,801)	(2,958,154)
Stock-based compensation expense	836,200	1,445,469
Drydocking expenditures	(5,176,872)	(2,527,553)
Changes in operating assets and liabilities:
Accounts payable	(3,427,047)	1,467,508
Accounts receivable	(2,020,325)	810,103
Accrued interest	2,476,203	5,255,356
Inventories	463,444	2,999,999
Operating lease liabilities short and long-term	(3,390,466)	(3,643,179)
Derivative asset, other current and non-current assets	(4,092,628)	1,084,257
Other accrued liabilities and other non-current liabilities	(3,755,411)	(2,306,786)
Prepaid expenses	612,182	694,789
Unearned revenue	(1,459,899)	(1,753,257)
Net cash (used in)/provided by operating activities	(12,424,812)	11,941,876

Cash flows from investing activities:
Purchase of vessel and vessel improvements	(466,556)	(18,465,609)
Purchase of scrubbers and ballast water systems	(18,087,278)	(11,244,778)
Proceeds from hull and machinery insurance claims	3,569,901	—
Proceeds from sale of vessels	—	12,820,557
Purchase of other fixed assets	(37,659)	(23,924)
Net cash used in investing activities	(15,021,592)	(16,913,754)

Cash flows from financing activities:
Repayment of revolver loan under New First Lien Facility	—	(5,000,000)
Proceeds from the revolver loan under New First Lien Facility	—	5,000,000
Repayment of Original Ultraco Debt Facility	—	(82,600,000)
Proceeds from New Ultraco Debt Facility	—	153,440,000
Repayment of term loan under New Ultraco Debt Facility	(5,813,671)	—
Proceeds from revolver facility under New Ultraco Debt Facility	45,000,000	—
Proceeds from Super Senior Facility	2,500,000	—
Repayment of New First Lien Facility - term loan	—	(60,000,000)
Debt issuance costs paid to lenders on New Ultraco Debt Facility	—	(3,156,250)
Cash used to settle net share equity awards	(1,161,301)	(877,161)

Other financing costs	13,819	—
Net cash provided by financing activities	40,538,847	6,806,589
Net increase in cash, cash equivalents and Restricted cash	13,092,443	1,834,711
Cash, cash equivalents and Restricted cash at beginning of period	59,130,285	78,163,638
Cash, cash equivalents and Restricted cash at end of period	$72,222,728	$79,998,349
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$5,211,746	$901,516
Accruals for scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$8,669,169	$4,749,057
Accruals for debt issuance costs included in Other accrued liabilities	$—	$300,000

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
As of March 31, 2020, the Company owned and operated a modern fleet of 50 oceangoing vessels, including 30 Supramax and 20 Ultramax vessels with a combined carrying capacity of 2,946,188 deadweight tonnage ("dwt") and an average age of approximately 8.9 years. Additionally, the Company charters-in three Ultramax vessels for periods ranging between one to two years, and also charters-in vessels on a short term basis for a period less than 12 months.
For the three months ended March 31, 2020 and 2019, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on March 12, 2020.
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
On March 11, 2020, the World Health Organization declared the recent novel coronavirus (“COVID-19”) outbreak a pandemic. In response to the pandemic, many countries, ports and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the pandemic, such as quarantines and travel restrictions. Such measures have caused and will likely continue to cause severe trade disruptions. The extent to which COVID-19 will impact the Company's results of operations and financial condition, including possible vessel impairments, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, among others. Accordingly, an estimate of the impact cannot be made at this time.

As of January 1, 2020, we adopted ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU 2016-13"). ASU 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The adoption of the accounting standard did not have any material impact on our condensed consolidated financial statements.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the value of stock-based compensation, estimated losses on our trade receivables, fair value of Convertible Bond Debt (as defined below) and its equity component, fair value of right-of-use assets and lease liabilities and the fair value of derivatives. Actual results could differ from those estimates.

Note 2. Recent Accounting Pronouncements

Leases

        On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, "Leases", ("ASC 842"). ASC 842 revises the accounting for leases. Under the new lease standard, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The new lease standard will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance.

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

        The adoption of ASC 842 did not materially impact our accounting for time charter out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of revenues, net in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.

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
        (iii) On December 9, 2018, the Company entered into an agreement to charter-in a 62,487 dwt 2016 built Ultramax vessel for two years. The hire rate for the vessel until March 2020 is $14,250 per day and $15,250 per day thereafter. The Company took delivery of the vessel in the fourth quarter of 2018. The Company elected not to exercise the existing options under this contract and therefore the options are not included in the calculation of the operating lease right-of-use asset. On December 25, 2019, the Company renegotiated the lease terms for another year at a hire rate of $11,600 per day. The Company accounted for this as a lease modification on December 25, 2019 and increased its lease liability and right-of-use asset on its consolidated balance sheet as of December 31, 2019 by $4.5 million.
Office leases

        On October 15, 2015, the Company entered into a new commercial lease agreement as a subtenant for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by a cash collateral of $74,917 which is recorded as restricted cash in the accompanying condensed consolidated balance sheets. In November 2018, the Company entered into a lease office agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. The Company determined the two office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.
Lease Disclosures Under ASC 842
The objective of the disclosure requirements under ASC 842 is to enable users of an entity’s financial statements to assess the amount, timing, and uncertainty of cash flows arising from lease arrangements. In addition to the supplemental qualitative leasing disclosures included above, below are quantitative disclosures that are intended to meet the stated objective of ASC 842.

Operating lease right-of-use assets and lease liabilities as of March 31, 2020 and December 31, 2019 are as follows:

Description	Location in Balance Sheet	March 31, 2020 (1)	December 31, 2019 (1)
Assets:
Chartered-in contracts greater than 12 months	Operating lease right-of-use assets	$15,370,956	$18,442,965
Office leases	Operating lease right-of-use assets	1,814,063	1,967,072
		$17,185,019	$20,410,037
Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$12,700,708	$12,622,524
Office leases	Current portion of operating lease liabilities	645,553	633,454
Lease liabilities - current portion		$13,346,261	$13,255,978

Chartered-in contracts greater than 12 months	Operating lease liabilities	$3,659,302	$6,974,943
Office leases	Operating lease liabilities	1,161,742	1,326,850
Lease liabilities - long term		$4,821,044	$8,301,793

(1) The Operating lease right-of-use assets and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 5.05% to 6.08%. The weighted average discount rate used to calculate the lease liability was 5.50%.

The table below presents the components of the Company’s lease expenses and sub-lease income on a gross basis earned from chartered-in contracts greater than 12 months for the three months ended March 31, 2020 and 2019.

		Three Months Ended
Description	Location in Statement of Operations	March 31, 2020	March 31, 2019
Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$2,748,414	$8,360,743
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	3,292,525	3,131,163
		$6,040,939	$11,491,906
Lease expense for office leases	General and administrative expenses	181,412	178,000
Sub lease income from chartered-in contracts greater than 12 months *	Revenues, net	$3,997,224	$3,082,752

* The sub-lease income represents only time charter revenue earned on the chartered-in contracts greater than 12 months. There is additional revenue earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.

The cash paid for operating leases with terms greater than 12 months is $3.6 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively.

The Company did not enter into any operating leases greater than 12 months for the three months ended March 31, 2020.

The weighted average remaining lease term on our chartered-in contracts greater than 12 months is 17.5 months.

The table below provides the total amount of lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of March 31, 2020:

Year	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases

Discount rate upon adoption	5.37%	5.80%	5.48%

Nine months ending December 31, 2020	$9,826,451	$552,462	$10,378,913
2021	6,982,810	700,256	7,683,066
2022	—	483,048	483,048
2023	—	244,878	244,878
	$16,809,261	$1,980,644	$18,789,905

Present value of lease liability	$16,360,010	$1,807,295	$18,167,305

Lease liabilities - short term	$12,700,708	$645,553	$13,346,261
Lease liabilities - long term	3,659,302	1,161,742	4,821,044
Total lease liabilities	$16,360,010	$1,807,295	$18,167,305

Discount based on incremental borrowing rate	$449,251	$173,349	$622,600

Revenue recognition

Voyage charters
In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The voyage charter party generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any delays that exceed the agreed to laytime at the ports visited, with the amounts recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime which is known as despatch and results in a reduction of revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The Company determined that its voyage charter contracts consist of a single performance obligation of transporting the cargo within a specified time period. Therefore, the performance obligation is met evenly as the voyage progresses, and the revenue is recognized on a straight-line basis over the voyage days from the commencement of the loading of cargo to completion of discharge.
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three months ended March 31, 2020 and 2019 was $1.9 million and $3.7 million, respectively.
        The following table shows the revenues earned from time charters and voyage charters for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019

Time charters	$27,830,475	$27,504,191
Voyage charters	46,547,844	49,885,406
	$74,378,319	$77,389,597

Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of March 31, 2020, the Company recognized $0.6 million of deferred costs which represents bunker expenses and charter-hire expenses incurred prior to commencement of loading. These costs, are recorded in Other current assets on the Condensed Consolidated Balance Sheet.
Financial Instruments - Credit Losses
On January 1, 2020, the Company adopted ASC 2016-13, "Financial Instruments - Credit Losses" ("ASC 326"). The accounting standard amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses will result in more timely recognition of such losses. The Company adopted the accounting standard using the prospective transition approach as of January 1, 2020. The cumulative effect upon adoption was not material to our condensed consolidated financial statements.
The adoption of ASC 326 primarily impacted our trade receivables recorded on our Condensed Consolidated Balance Sheet as of March 31, 2020. The Company maintains an allowance for credit losses for expected uncollectable accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expense in the Condensed Consolidated Statements of Operations as of March 31, 2020 and 2019. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the three months ended March 31, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $2.8 million as of March 31, 2020 and $2.5 million as of December 31, 2019.

Note 3. Vessels
Vessel and Vessel Improvements
        As of March 31, 2020, the Company’s owned operating fleet consisted of 50 drybulk vessels.
During the third quarter of 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers, which were fitted on Company's vessels. The actual costs, including installation, was approximately $2.3 million per scrubber. The Company completed and commissioned 36 scrubbers and recorded $83.6 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheet as of March 31, 2020. Subsequent to the quarter end, the Company completed and commissioned the last remaining scrubber. Additionally, the Company recorded $1.6 million as advances paid towards installation of scrubbers on the remaining vessels as a noncurrent asset in its Condensed Consolidated Balance Sheet as of March 31, 2020.

During the third quarter of 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on 40 of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company completed installation of BWTS on 13 vessels and recorded $5.5 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheet as of March 31, 2020. Additionally, the Company recorded $2.8 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Condensed Consolidated Balance Sheet as of March 31, 2020.
        The Vessels and vessel improvements activity for the three months ended March 31, 2020 is below:

Vessels and vessel improvements, at December 31, 2019	$835,959,084
Purchase of Vessel and vessel improvements	466,556
Scrubbers and BWTS	32,860,967
Depreciation expense	(10,478,779)
Vessels and vessel improvements, at March 31, 2020	$858,807,828

Note 4. Debt

	March 31, 2020	December 31, 2019
Convertible Bond Debt	$114,120,000	$114,120,000
Debt discount and debt issuance costs - Convertible Bond Debt	(20,389,346)	(21,316,856)
Convertible Bond Debt, net of debt discount and debt issuance costs	93,730,654	92,803,144
Norwegian Bond Debt	188,000,000	188,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(3,778,904)	(4,132,690)
Less: Current Portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	176,221,096	175,867,310
New Ultraco Debt Facility	166,800,316	172,613,988
Revolver loan under New Ultraco Debt Facility	45,000,000	—
Debt discount and Debt issuance costs - New Ultraco Debt Facility	(3,293,010)	(3,507,824)
Less: Current Portion - New Ultraco Debt Facility	(29,194,297)	(27,709,394)
New Ultraco Debt Facility, net of debt discount and debt issuance costs	179,313,009	141,396,770
Super Senior Facility	2,500,000	—
Debt discount and debt issuance costs - Super Senior Facility	(144,535)	—
Super Senior Facility, net of debt discount and debt issuance costs	2,355,465	—
Total long-term debt	$451,620,224	$410,067,224

Convertible Bond Debt

        On July 29, 2019, the Company issued $114.12 million in aggregate principal amount of 5.00% Convertible Senior Notes due 2024 (the “Convertible Bond Debt”). After deducting debt discount of $1.6 million, the Company received net proceeds of approximately $112.5 million. Additionally, the Company incurred $1.0 million of debt issuance costs relating to this transaction. The Company used the proceeds to partially finance the purchase of six Ultramax vessels and for general corporate purposes, including working capital. The Company took delivery of the vessels in the third and fourth quarters of 2019.
         The Convertible Bond Debt bears interest at a rate of 5.00% per annum on the outstanding principal amount thereof, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2020. The Convertible Bond Debt may bear additional interest upon certain events, as set forth in the indenture governing the Convertible Bond Debt (the "Indenture"). If the Company becomes obligated to pay special interest, the Company may prior to July 29, 2020, at its option, redeem for cash all (but not less than all) of the Convertible Bond Debt at a redemption price as set forth in the Indenture.

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

Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, to the holder, subject to shareholder approval requirements in accordance with the listing standards of the Nasdaq Global Select Market.

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

The Convertible Bond Debt is the general, unsecured senior obligations of the Company. It ranks: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Bond Debt; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company.

The Indenture also provides for customary events of default. Generally, if an event of default occurs and is continuing, then the trustee or the holders of at least 25% in aggregate principal amount of the Convertible Bond Debt then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Bond Debt then outstanding to be due and payable.

In accordance with ASC 470-Debt, the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer's non-convertible debt borrowing rate. The guidance requires the initial proceeds received from the sale of convertible debt instruments to be allocated between a liability component and equity component in a manner that reflects the interest expense at the interest rate of similar non-convertible debt that could have been issued by the Company at the time of issuance. The Company accounted for the Convertible based on the above guidance and attributed a portion of the proceeds to the equity component. The resulting debt discount is amortized using effective interest method over the expected life of the Convertible Bond Debt as interest expense. Additionally, the debt discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Bond Debt.

Share Lending Agreement

        In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the "Share Lending Agreement") to borrow up to 3,582,880 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, LP, one of the Company’s shareholders. As of March 31, 2020, the fair value of the 3.6 million outstanding loaned shares was $6.6 million based on the closing price of the common stock on March 31, 2020. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

        While the Share Lending Agreement does not require cash payment upon return of the shares, physical settlement is required ( i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of JCS in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of borrowed shares, the loaned shares are not considered issued and outstanding for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share. If JCS were to file bankruptcy or commence similar administrative, liquidating or restructuring proceedings, the Company will have to consider 3.6 million shares lent to JCS as issued and outstanding for the purposes of calculating earnings per share.

New Ultraco Debt Facility

        On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a senior secured credit facility, (the "New Ultraco Debt Facility"), which provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million,of which $10.0 million was available as of March 31, 2020. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility (as defined below) and the New First Lien Facility (as defined below) in full and for general corporate purposes. Subject to certain conditions set forth in the New Ultraco Debt Facility, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term

Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

        On October 1, 2019, Ultraco, the Company, and certain initial and additional guarantors entered into a first amendment to the New Ultraco Debt Facility (the "First Amendment") to provide for incremental commitments and pursuant to which on October 4, 2019, Ultraco borrowed $34.3 million for general corporate purposes, including capital expenditures relating to the installation of scrubbers. The Company paid $0.4 million as debt issuance costs to the lenders.

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

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco (as defined below) and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary, to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the New Ultraco Debt Facility requires the Company, on a consolidated basis, excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The New Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Guarantors. The Company is in compliance with its financial covenants under the New Ultraco Debt Facility as of March 31, 2020.

Norwegian Bond Debt

On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200,000,000 in aggregate principal amount of 8.250% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"). After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds were approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding, including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction. Interest on the Bonds accrues at a rate of 8.25% per annum and the Bonds will mature on November 28, 2022. The Norwegian Bond Debt is guaranteed by the Issuer's subsidiaries and secured by mortgages over 24 vessels (the "Shipco Vessels"), pledges of the equity of the Issuer and its subsidiaries and certain assignments.

The Issuer may redeem some or all of the outstanding Bonds on the terms and conditions and prices set forth in the bond terms. Upon a change of control of the Company, each holder of the Bonds has the right to require that the Issuer purchase all or some of the Bonds held by such holder at a price equal to 101% of the nominal amount, plus accrued interest.

The bond terms contain certain financial covenants that the Issuer’s leverage ratio, defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels, must not exceed 75.0%, and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Shipco is in compliance with its financial covenants under the Bond Terms as of March 31, 2020.

        During 2019, the Company sold four vessels, Kestrel, Thrasher, Condor and Merlin, for combined net proceeds of $29.6 million. Additionally, the Company sold one vessel, Thrush, in 2018 for net proceeds of $10.8 million. Pursuant to the bond terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco and for partial funding of scrubbers. As a result, the Company recorded the proceeds from the sale of these vessels as restricted cash - current in the Condensed Consolidated Balance Sheet as of March 31, 2020. During the fourth quarter of 2019, Shipco acquired one modern Ultramax vessel for $20.1 million which was paid from the restricted cash - current. As of March 31, 2020, the Company used $18.0 million of proceeds received from the sale of Shipco Vessels for the financing of scrubbers.

        The bond terms also contain certain customary events of default. The bond terms also contain certain customary negative covenants that may restrict the Company's and the Issuer's ability to take certain actions.

Super Senior Facility

On December 8, 2017, Shipco entered into the Super Senior Revolving Facility Agreement (the "Super Senior Facility"), which provides for a revolving credit facility in an aggregate amount of up to $15.0 million. The proceeds of the Super Senior Facility are expected to be used (i) to acquire additional vessels or vessel owners and (ii) for general corporate and working capital purposes of Shipco and its subsidiaries. The Super Senior Facility matures on August 28, 2022. Shipco incurred $0.3 million as other financing costs in connection with the transaction.

As of March 31, 2020, the availability under the Super Senior Facility was $12.5 million.

The outstanding borrowings under the Super Senior Facility bear interest at LIBOR plus 2.00% per annum and commitment fees of 40% of the applicable margin on the undrawn portion of the facility. For each loan that is requested under the Super Senior Facility, Shipco must repay such loan along with accrued interest on the last day of each interest period relating to the loan.

Shipco’s obligations under the Super Senior Facility are guaranteed by the limited liability companies that are subsidiaries of Shipco and the legal and beneficial owners of 24 vessels in the Company’s fleet (the “Eagle Shipco Vessel Owners”), and are secured by, among other things, mortgages over such vessels. The Super Senior Facility ranks super senior to the Bonds with respect to any proceeds from any enforcement action relating to security or guarantees for both the Super Senior Facility and the Bonds.

        The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, limit Shipco’s and its subsidiaries’ ability to, among other things, do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants under the Super Senior Facility as of March 31, 2020.

        The Super Senior Facility also contains certain customary events of default customary to the transactions of this type.

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

On January 25, 2019, the Company repaid the outstanding balances of the Term Loan and the Revolving Loan together with accrued interest as of that date and discharged the debt under the New First Lien Facility in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.1 million, representing the outstanding balance of debt issuance costs, as a loss on debt extinguishment in the Consolidated Statement of Operations for the three months ended March 31, 2019.

Original Ultraco Debt Facility

        On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Original Ultraco Debt Facility”), by and among Ultraco, as borrower, certain wholly-owned vessel-owning subsidiaries of Ultraco, as guarantors (the “Ultraco Guarantors”), and certain lenders thereto.

        On January 25, 2019, the Company repaid the outstanding balance of the Original Ultraco Debt facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.2 million, representing the outstanding balance of debt issuance costs, as a loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019.

Interest Rates

2020

For the three months ended March 31, 2020, the interest rate on the Convertible Bond Debt was 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 10.14%.

For the three months ended March 31, 2020, the interest rate on the New Ultraco Debt Facility ranged from 3.39% to 4.68%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 5.52%.

For the three months ended March 31, 2020, the interest rate on our outstanding debt under the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the three months ended March 31, 2020 was 8.91%, respectively.

For the three months ended March 31, 2020, the interest rate on our outstanding debt under the Super Senior Facility was 2.9%. The weighted average effective interest rate including the amortization of debt issuance costs for this period was 3.0%. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

2019

        For the three months ended March 31, 2019, the interest rate on the New First Lien Facility, which was repaid on January 25, 2019 ranged between 5.89% and 6.01%, including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 6.45%.

For the three months ended March 31, 2019, the interest rate on the New Ultraco Debt Facility was 4.15%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.26%.

For the three months ended March 31, 2019, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 8.96%.

        For the three months ended March 31, 2019, the interest rate on the Original Ultraco Debt Facility, which was repaid on January 25, 2019, was 5.28% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 6.80%.

The following table summarizes the Company’s total interest expense for:

	Three Months Ended
	March 31, 2020	March 31, 2019
New First Lien Facility interest	$—	$293,545
Convertible Bond Debt interest	1,426,450	—
New Ultraco Debt Facility interest	2,227,946	1,458,570
Norwegian Bond Debt interest	3,880,108	4,042,500
Original Ultraco Debt Facility interest	—	362,257
Amortization of debt discount and debt issuance costs	1,503,866	503,716
Commitment fees on revolving credit facilities	153,445	101,415
Total Interest expense	$9,191,815	$6,762,003

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations, excluding the impact of any future vessel sales for the next five years.

	Norwegian Bond Debt	Super Senior Facility	New Ultraco Debt Facility	Convertible Bond Debt	Total
Nine months ending December 31, 2020	$8,000,000	$—	$21,895,722	$—	$29,895,722
2021	8,000,000	—	29,194,297	—	37,194,297
2022	172,000,000	2,500,000	29,194,297	—	203,694,297
2023	—	—	29,194,297	—	29,194,297
2024	—	—	102,321,703	114,120,000	216,441,703
	$188,000,000	$2,500,000	$211,800,316	$114,120,000	$516,420,316

Note 5. Derivative Instruments
Interest rate swaps
On March 31, 2020, the Company entered into an interest rate swap agreement ("IRS") to effectively convert a portion of its debt under the New Ultraco Debt Facility from a floating to a fixed-rate basis. The IRS was designated and qualified as a cash flow hedge. The Company uses the IRS for the management of interest rate risk exposure, as the IRS effectively converts a portion of the Company’s debt from a floating to a fixed rate. The IRS is an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the IRS and the prevailing market interest rates. The Company may terminate the IRS prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.
The following table summarizes the interest rate swaps in place as of March 31, 2020 and December 31, 2019.

Interest Rate Swap detail				Notional Amount outstanding
Trade date	Fixed rate	Start date	End date	March 31, 2020	December 31, 2019

March 31, 2020	0.64%	July 27, 2020	January 26, 2024	$76,101,584	$—

Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings.

The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive loss. No portion of the cash flow hedges was ineffective during the period ended March 31, 2020.
The following table shows the interest rate swap liabilities as of March 31, 2020 and December 31, 2019:

Derivatives designated as hedging instruments	Balance Sheet location	March 31, 2020	December 31, 2019

Interest rate swap	Fair value of derivative instruments - current	$94,860	$—

Interest rate swap	Fair value of derivative instruments - noncurrent	177,008	—
Forward freight agreements and bunker swaps
The Company trades in forward freight agreements (“FFAs”) and bunker swaps, with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains are recognized as a component of Other expense, net in the Condensed Consolidated Statement of Operations and Derivative asset and Fair value of derivatives in the Condensed Consolidated Balance Sheets. Derivatives are considered to be Level 2 instruments in the fair value hierarchy.

For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties. As of March 31, 2020, the Company has International Swaps and Derivatives Association ("ISDA") agreements with two applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties. As of March 31, 2020, no collateral had been received or pledged related to these derivative instruments.

As of March 31, 2020, the Company had outstanding bunker swap agreements to purchase 38,700 metric tons of high sulfur fuel oil with prices ranging between $225 and $297 and sell 38,700 metric tons of low sulfur fuel oil with prices ranging between $446 and $565 per metric ton, that are expiring at December 31, 2020. The volume represents less than 10% of our estimated consumption on our fleet for the year. The Company also had outstanding bunker swap agreements to purchase 72,000 metric tons of high sulfur fuel oil with prices ranging between $264 and $305 and sell 72,000 metric tons of low sulfur fuel oil with prices ranging between $411 and $486 per metric ton, that are expiring at December 31, 2021. In addition, the Company had outstanding bunker swap agreements to purchase 26,100 metric tons of low sulfur fuel oil with prices ranging between $121 and $524 per metric ton, that are expiring at December 31, 2020.

As of March 31, 2020, the Company entered into FFAs for 1,575 days covering the time period of April to December 2020 (between 15 and 29 days per month), expiring at the end of each calendar month during 2020. The FFA contract prices range from $8,200 to $11,650 per day. The Company will realize a gain or loss on these FFAs based on the price differential between the average daily Baltic Supramax Index ("BSI") rate and the FFA contract price. The gains or losses are recorded in Other expense, net in the Condensed Consolidated Statement of Operations.

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Balance Sheets is as follows:

		For theThree Months Ended
Derivatives not designated as hedging instruments	Location of loss/(gain) in Statements of Operations	March 31, 2020	March 31, 2019
FFAs - realized (gain)/loss	Realized and unrealized (gain)/loss on derivative instruments, net	$(179,505)	$516,531
FFAs - unrealized gain	Realized and unrealized (gain)/loss on derivative instruments, net	(1,440,676)	(1,686,819)
Bunker swaps - realized gain	Realized and unrealized (gain)/loss on derivative instruments, net	(576,464)	(41,008)
Bunker swaps - unrealized gain	Realized and unrealized (gain)/loss on derivative instruments, net	(5,665,196)	(1,226,959)
Total		$(7,861,841)	$(2,438,255)

Derivatives not designated as hedging instruments	Balance Sheet location	March 31, 2020	December 31, 2019
FFAs - Unrealized gain	Derivative asset and other current assets	$1,968,255	$475,650
Bunker swaps - Unrealized gain	Derivative asset and other current assets	8,224,706	96,043
Bunker swaps - Unrealized loss	Fair value of derivatives - current	3,219,696	756,229

Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of March 31, 2020 and December 31, 2019, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $2.6 million and $0.6 million, respectively, which is recorded within Derivative asset and other current assets in the Condensed Consolidated Balance Sheets.

Note 6. Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the Condensed Consolidated Balance Sheets for interest-bearing deposits approximate their fair value due to the short-term nature thereof.
Debt—the carrying amounts of borrowings under the Norwegian Bond Debt, Convertible Bond Debt, Super Senior Facility, and the New Ultraco Debt Facility (prior to application of the discount and debt issuance costs) including the Revolving Loan, approximate their fair value, due to the variable interest rate nature thereof.
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

        Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our short-term investments and debt balances under the Convertible Bond Debt, Norwegian Bond Debt, Super Senior Facility, and the New Ultraco Debt Facility. Interest rate swaps are considered to be a Level 2 item as the Company, using the income approach to value the derivatives, uses observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.

        Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

March 31, 2020

		Fair Value
	Carrying Value	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$72,222,728	$72,222,728	$—
Liabilities
Norwegian Bond Debt (2)	188,000,000	—	128,780,000
New Ultraco Debt Facility (3)	211,800,316	—	211,800,316
Super Senior Facility (3)	2,500,000	—	2,500,000
Convertible Bond Debt (4)	114,120,000	—	104,020,380

December 31, 2019

		Fair Value
	Carrying Value	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$59,130,285	$59,130,285	$—
Liabilities
Norwegian Bond Debt (2)	188,000,000	—	192,626,680
New Ultraco Debt Facility (3)	172,613,988	—	172,613,988
Convertible Bond Debt (4)	114,120,000	—	118,844,868

(1) Includes restricted cash (current and non-current) of $3.0 million at March 31, 2020 and $5.5 million at December 31, 2019.
(2) The fair value of the Norwegian Bond Debt is based on the last trades on March 23, 2020 and December 31, 2019 on Bloomberg.com.
(3) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on March 31, 2020.
(4) The fair value of the Convertible Bond Debt is based on the last trade on February 7, 2020 on Bloomberg.com.

Note 7. Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

Note 8. Net (loss)/income per Common Share
The computation of basic net (loss)/income per share is based on the weighted average number of common stock outstanding for the three months ended March 31, 2020 and 2019. Diluted net income per share gives effect to restricted stock awards and stock options using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of March 31, 2020 does not include 1,227,057 restricted stock awards, 2,282,171 stock options and 152,266 warrants, as their effect was anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of the Basic loss per share for the three months ended March 31, 2020. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and did not include the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted loss per share for the three months ended March 31, 2020 as their effect was anti-dilutive. Diluted net income per share for the three months ended March 31, 2019 does not include 2,750 stock awards, 348,625 stock options and 152,266 warrants, as their effect was anti-dilutive.
The following table summarizes the calculation of basic and diluted (loss)/income per share:

	Three Months Ended
	March 31, 2020	March 31, 2019
Net (loss)/income	$(3,527,759)	$29,483
Weighted Average Shares - Basic	71,869,152	71,283,301
Dilutive effect of stock options and restricted stock units	—	787,567
Weighted Average Shares - Diluted	71,869,152	72,070,868
Basic (loss)/income per share	$(0.05)	$—
Diluted (loss)/income per share	$(0.05)	$—

Note 9. Stock Incentive Plans
On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 5,348,613 shares of common stock, which may be issued under the 2016 Plan. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2020 at the fair market value equivalent to the maximum statutory withholding obligation and remitted that amount in cash to the appropriate taxation authorities. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 2,500,000 shares to a maximum of 7,848,613 shares of common stock.
On January 2, 2020, the Company granted 372,250 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on January 2, 2020 was $1.7 million. The shares will vest in equal installments over a three-year term. Additionally, the Company granted 28,262 common stock to its board of directors. The fair value of the grant based on the closing share price of January 2, 2020 was $0.1 million. The shares vested immediately. The amortization of the above grants is $0.3 million for the three months ended March 31, 2020, which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
As of March 31, 2020 and December 31, 2019, stock awards covering a total of 1,227,057 and 1,559,502 of the Company’s common stock, respectively, are outstanding under the 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.
As of March 31, 2020 and December 31, 2019, vested options covering 2,194,171 and 2,028,921 of the Company’s common stock, respectively, are outstanding with exercise prices ranging from $4.28 to $5.56 per share.
As of March 31, 2020 and December 31, 2019, unvested options covering 88,000 and 255,875 of the Company's common stock, respectively, are outstanding with exercise prices ranging from $4.28 to $5.56 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within 5 years from the effective date.

        Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	Three Months Ended
	March 31, 2020	March 31, 2019
Stock awards /Stock Option Plans	$836,200	$1,445,469

The future compensation to be recognized for all the grants issued including the grants issued on January 2, 2020, for the nine months ended December 31, 2020, and the years ending December 31, 2021 and 2022 will be $2.0 million, $0.9 million and $0.2 million, respectively.

Note 10. Cash, cash equivalents, and Restricted cash

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018

Cash and cash equivalents	$69,229,926	$53,583,898	$60,715,204	$67,209,753

Restricted cash - current	2,917,885	5,471,470	—	—
Restricted cash - noncurrent	74,917	74,917	19,283,145	10,953,885
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$72,222,728	$59,130,285	$79,998,349	$78,163,638

Amounts included in restricted cash represent those required to be set aside by the Norwegian Bond Debt, as defined in Note 4 below. The restriction will lapse when the funds are used for purchase of vessels or installation of scrubbers.

Note 11. Subsequent Events

On April 20, 2020, Ultraco, the Company, and certain initial and additional guarantors entered into a second amendment to the New Ultraco Debt Facility (the "Second Amendment") to provide for certain amendments to definitions of consolidated interest coverage ratio and consolidated earnings before interest, taxes and depreciation and amortization ("EBITDA"). The amendment provides that the calculation interest coverage ratio does not include amortization of debt discount, debt issuance costs and non-cash interest income. The definition of EBITDA has been updated to exclude stock based compensation from net loss.

On April 15, 2020, the Company entered into a second interest rate swap agreement to fix the LIBOR interest rate of $38.0 million of its debt under the New Ultraco Debt Facility at 0.58%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2020 and 2019. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2019, which were included in our Form 10-K, filed with the SEC on March 12, 2020. For further discussion regarding our results of operations for the three months ended March 31, 2019 as compared to the three months ended ended March 31, 2018 please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three months ended March 31, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services, and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of March 31, 2020, we owned and operated a modern fleet of 50 Supramax/Ultramax dry bulk vessels. We chartered-in three Ultramax vessels for a term ranging from one to two years. In addition, the Company charters in third-party vessels on a short to medium term basis.
Our owned fleet totals 50 vessels, with an aggregate carrying capacity of 2,946,188 dwt and had an average age of 8.9 years as of March 31, 2020.

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

Business Strategy and Outlook

        We believe our balance sheet allows us the flexibility to opportunistically make investments in the drybulk segment that will drive shareholder growth. In order to accomplish this, we intend to:

•Maintain a highly efficient and quality fleet in the drybulk segment.
•Maintain a revenue strategy that takes advantage of a rising rate environment and at the same time mitigate risk in a declining rate environment.
•Maintain a cost structure that allows us to be competitive in all economic cycles without sacrificing safety or maintenance.
•Continue to grow our relationships with our charterers and vendors.
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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of March 31, 2020:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	May 2020	Voyage

Canary	2009	57,809	Apr 2020	$13,000

Cape Town Eagle	2015	63,707	May 2020	$10,000	(1)

Cardinal	2004	55,362	Apr 2020	Voyage

Copenhagen Eagle	2015	63,495	Apr 2020	Voyage

Crane	2010	57,809	Apr 2020	$11,500

Crested Eagle	2009	55,989	Apr 2020	$10,850

Crowned Eagle	2008	55,940	Apr 2020	Shipyard	(2)

Dublin Eagle	2015	63,550	May 2020	Voyage

Egret Bulker	2010	57,809	Apr 2020	Voyage

Fairfield Eagle	2013	63,301	Apr 2020	Voyage

Gannet Bulker	2010	57,809	Apr 2020	Voyage

Golden Eagle	2010	55,989	Apr 2020	Voyage

Goldeneye	2002	52,421	Apr 2020	Voyage

Grebe Bulker	2010	57,809	Apr 2020	Voyage

Greenwich Eagle	2013	63,301	Apr 2020	$10,400

Groton Eagle	2013	63,301	May 2020	Voyage

Hamburg Eagle	2014	63,334	Apr 2020	$10,000

Hawk I	2001	50,296	Nov 2020	$10,750

Hong Kong Eagle	2016	63,472	Apr 2020	Shipyard	(2)

Ibis Bulker	2010	57,809	Apr 2020	$8,000	(3)

Imperial Eagle	2010	55,989	May 2020	$18,000

Jaeger	2004	52,483	Apr 2020	$500	(4)

Jay	2010	57,809	Apr 2020	$9,500

Kingfisher	2010	57,809	Apr 2020	$18,000

Madison Eagle	2013	63,301	Apr 2020	$7,900

Martin	2010	57,809	Apr 2020	Voyage

Mystic Eagle	2013	63,301	Apr 2020	$7,500

New London Eagle	2015	63,140	May 2020	Voyage

Nighthawk	2011	57,809	Apr 2020	Voyage

Oriole	2011	57,809	Apr 2020	$14,000

Osprey I	2002	50,206	Sep 2020	$8,600

Owl	2011	57,809	Jun 2020	$500	(5)

Petrel Bulker	2011	57,809	Apr 2020	Voyage

Puffin Bulker	2011	57,809	Apr 2020	Voyage

Roadrunner Bulker	2011	57,809	Apr 2020	Voyage

Rowayton Eagle	2013	63,301	Apr 2020	$15,000

Sandpiper Bulker	2011	57,809	Jun 2020	$3,200	(6)

Santos Eagle	2015	63,537	Apr 2020	Voyage

Shanghai Eagle	2016	63,438	May 2020	$1,000	(7)

Shrike	2003	53,343	Apr 2020	$5,250

Singapore Eagle	2017	63,386	Jun 2020	$1,350	(8)

Skua	2003	53,350	Apr 2020	$3,000

Southport Eagle	2013	63,301	May 2020	$17,750

Stamford Eagle	2016	61,530	Apr 2020	$5,000

Stellar Eagle	2009	55,989	May 2020	Voyage

Stonington Eagle	2012	63,301	Apr 2020	Voyage

Sydney Eagle	2015	63,523	Apr 2020	Voyage

Tern	2003	50,209	Apr 2020	$3,800

Westport Eagle	2015	63,344	May 2020	$900	(9)
(1)The vessel is contracted to continue the existing time charter at an increased daily rate of $14,000 after May 3, 2020.
(2)The vessels are at a shipyard undergoing installation of scrubbers and/or BWTS.
(3)The vessel is contracted to continue the existing time charter at an increased daily rate of $10,000 after April 30, 2020.
(4)The vessel is contracted to continue the existing time charter at an increased daily rate of $8,250 after April 2, 2020.
(5)The vessel is contracted to continue the existing time charter at an increased daily rate of $9,000 after May 19, 2020.
(6)The vessel is contracted to continue the existing time charter at an increased daily rate of $8,750 after May 29, 2020.
(7)The vessel is contracted to continue the existing time charter at an increased daily rate of $11,000 after May 30, 2020.
(8)The vessel is contracted to continue the existing time charter at an increased daily rate of $10,850 after June 2, 2020.
(9)The vessel is contracted to continue the existing time charter at an increased daily rate of $9,800 after April 10, 2020.

Business outlook

In 2020 to date, charter hire rates have been significantly impacted by various factors, including the outbreak of COVID-19, which has caused temporary restrictions and/or closures of mines, factories, ports around the world. We believe the outbreak of COVID-19, and its impact to the global economy, is the primary reason why charter hire rates have been weak thus far in 2020. The weaker rate environment has put pressure on vessel prices.

In addition, the spread of COVID-19 may have operational risks for our business. Operational risks include the following: delays in transferring cargo; offhire time resulting from delays associated with quarantine regulations; delays in ports as a result of additional restrictions and protocols; increased expenses resulting from quarantine regulations of the affected crew members and resulting crew changes; delays in drydocking for our vessels in shipyards, most of which are in China and delays in receipt of charter revenues.

We have instituted measures to reduce the risk of spread of COVID-19 for our crew members on our vessels as well as our onshore offices in Stamford, Connecticut, Singapore and Copenhagen. However, if the COVID-19 pandemic continues to impact the global economy on a prolonged basis, or becomes more severe, the rate environment in the drybulk market and our vessel values may deteriorate further and our operations and cash flows may be negatively impacted.

Fleet Management

The management of our fleet includes the following functions:
•Strategic management. We locate and obtain financing and insurance for the purchase and sale of vessels.
•Commercial management. We obtain employment for our vessels and manage our relationships with charterers.

•Technical management. We have established an in-house technical management function to perform day-to-day operations and maintenance of our vessels.
Commercial and Strategic Management
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We also have offices in Singapore and Copenhagen, Denmark, through which we provide round the clock management services to our owned and chartered-in fleet. We currently have 91 shore-based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:
•commercial operations and technical supervision;
•safety monitoring;
•vessel acquisition; and
•financial, accounting and information technology services.
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
Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020 except for the new accounting pronouncement adopted as of January 1, 2020 relating to the adoption of ASC 326. Please refer to Note 2 Recent Accounting Pronouncements to the condensed consolidated financial statements for further discussion.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are the residual value of vessels, the useful lives of vessels, the value of stock-based compensation, the fair value of the debt component of the Convertible Bond Debt, the fair value of operating lease right-of-use assets, and the fair value of derivatives. Actual results could differ from those estimates.

Results of Operations for the three months ended March 31, 2020:
Fleet Data
        We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended
	March 31, 2020	March 31, 2019
Ownership Days	4,550	4,160
Chartered-in Days	604	1,036
Available Days	4,871	5,106
Operating Days	4,831	5,070
Fleet Utilization (%)	99.2%	99.3%

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
•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three months ended March 31, 2020, the Company completed drydock for three vessels.
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

The following table represents Net charter hire income (a non-GAAP measure) for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Revenues, net	74,378,319	77,389,597
Less: Voyage expenses	26,564,358	25,906,140
Less: Charter hire expenses	6,040,939	11,491,906
Net charter hire income	$41,773,022	$39,991,551

% Net charter hire income from
Time charters	53%	51%
Voyage charters	47%	49%

Revenues
        Our revenues are derived from time and voyage charters. Net time and voyage charter revenues for the three months ended March 31, 2020 were $74.4 million compared with $77.4 million recorded in the comparable quarter in 2019. The decrease in revenue was primarily attributable to a decrease in available days, due to lower chartered-in activity offset by an increase in owned days due to the acquisition of six Ultramax vessels in the second half of 2019.
Voyage expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three months ended March 31, 2020 were $26.6 million, compared to $25.9 million in the comparable quarter in 2019. The increase was mainly attributable to an increase in the number of freight voyages performed offset by a decrease in bunker prices.
Vessel expenses

Vessel expenses for the three months ended March 31, 2020 were $23.7 million compared to $20.1 million in the comparable quarter in 2019. The increase in vessel expenses was attributable to increased crew wages, expenses for lubes, deck stores, scrubber spares and an increase in ownership days after the purchase of six Ultramax vessels offset by the sale of the vessels Thrasher and Kestrel in the second half of 2019. The ownership days for the three months ended March 31, 2020 and 2019 were 4,550 and 4,160, respectively.
We believe daily vessel operating expenses are a good measure for comparative purposes in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Average daily vessel operating expenses for our fleet for the three months ended March 31, 2020 and 2019 were $5,209 and $4,830, respectively.

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

Charter hire expenses
The charter hire expenses for the three months ended March 31, 2020 were $6.0 million compared to $11.5 million in the comparable quarter in 2019. The decrease in charter hire expenses was principally due to a decrease in the number of chartered-in days. The total chartered-in days for the three months ended March 31, 2020 were 604 compared to 1,036 for the comparable quarter in the prior year. The Company currently charters in three Ultramax vessels on a long term basis with lease terms ranging from one to two years.
Depreciation and amortization

For the three months ended March 31, 2020 and 2019, total depreciation and amortization expense was $12.5 million and $9.4 million, respectively. Total depreciation and amortization expense for the three months ended March 31, 2020 includes $10.6 million of vessel and other fixed asset depreciation and $1.9 million relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended March 31, 2019 were $8.2 million of vessel and other fixed asset depreciation and $1.2 million of amortization of deferred drydocking costs. The increase in depreciation expense is due to an increase in the cost base of our owned fleet due to the capitalization of scrubbers and BWTS on our vessels, and the purchase of six Ultramax vessels in the second half of 2019, marginally offset by the sale of two vessels. The increase in drydock amortization was due to the completion of twelve additional drydocks since the first quarter of 2019.
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
General and administrative expenses for the three months ended March 31, 2020 and 2019 were $8.0 million and $8.4 million, respectively. These general and administrative expenses include a stock-based compensation component of $0.8 million and $1.4 million for the three months ended 2020 and 2019, respectively. The decrease in general and administrative expenses was mainly attributable to the decrease in stock-based compensation expense.
Interest expense
Our interest expense for the three months ended March 31, 2020 and 2019 was $9.2 million and $6.8 million, respectively. The increase in interest expense is primarily due to an increase in our outstanding debt under the Convertible Bond Debt and the New Ultraco Debt Facility offset by a decrease in interest rates. Please refer to Note 4 Debt to the condensed consolidated financial statements.
Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the three months ended March 31, 2020 and 2019, the amortization of debt issuance costs was $1.5 million and $0.5 million, respectively. The interest expense for the three months ended March 31, 2020 includes

$0.9 million of interest expense representing the amortization of the equity component of the Convertible Bond Debt. Please refer to Note 4 Debt to the condensed consolidated financial statements for further information.

Effects of Inflation
We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	Three Months Ended
	March 31, 2020	March 31, 2019
Net cash (used in)/provided by operating activities	$(12,424,812)	$11,941,876
Net cash used in investing activities	(15,021,592)	(16,913,754)
Net cash provided by financing activities	40,538,847	6,806,589
Net increase in cash, cash equivalents and restricted cash	13,092,443	1,834,711
Cash, cash equivalents and restricted cash at beginning of period	59,130,285	78,163,638
Cash, cash equivalents and restricted cash at end of period	$72,222,728	$79,998,349

Net cash used in operating activities during the three months ended March 31, 2020 was $12.4 million compared to net cash provided by operating activities of $11.9 million during the three months ended March 31, 2019. The cash flows from operating activities decreased as compared to the same period in the prior year primarily due to the negative impact of working capital changes and increase in drydock expenditures.
Net cash used in investing activities during the three months ended March 31, 2020 and 2019 was $15.0 million and $16.9 million, respectively. During the three months ended March 31, 2020, the Company paid $18.1 million for the purchase and installation of scrubbers and ballast water treatment systems on our fleet. The Company also received insurance proceeds of $3.6 million for hull and machinery claims. Additionally, the Company paid $0.5 million towards vessel improvements. During the three months ended March 31, 2019, the Company purchased one Ultramax vessel for $20.4 million, of which $2.0 million was paid as an advance as of December 31, 2018. The proceeds from the sale of two vessels were $12.8 million. Additionally, the Company paid $11.2 million for the purchase and installation of scrubbers and ballast water treatment systems on our fleet. Please refer to Note 3 Vessels to the condensed consolidated financial statements for further information.
Net cash provided by financing activities during the three months ended March 31, 2020 and 2019 was $40.5 million and $6.8 million, respectively. During the three months ended March 31, 2020, the Company received $45.0 million in proceeds from the revolver loan under the New Ultraco Debt Facility and $2.5 million in proceeds from the Super Senior Facility. The Company repaid $5.8 million of the New Ultraco Debt Facility and paid $1.2 million to settle net share equity awards. During the three months ended March 31, 2019, the Company completed a debt refinancing transaction and received net proceeds of $153.4 million, by entering into new term and revolver loan facilities under the New Ultraco Debt Facility and repaid all outstanding debt under the Original Ultraco Debt Facility and New First Lien Facility of $82.6 million and $65.0 million, respectively. The Company paid $3.2 million as debt issuance costs to the lenders under the New Ultraco Debt Facility. Additionally, the Company paid $0.9 million to settle net share equity awards.
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
Summary of Liquidity and Capital Resources

        As of March 31, 2020, our cash and cash equivalents including restricted cash was $72.2 million, compared to $59.1 million at December 31, 2019. The Company had restricted cash of $3.0 million and $5.5 million as of March 31, 2020 and December 31, 2019 respectively.

As of March 31, 2020, the availability under our revolver facilities was $22.5 million.
As of March 31, 2020, the Company’s debt consisted of $188.0 million in outstanding bonds under the Norwegian Bond Debt, net of $3.8 million of debt discount and debt issuance costs, the revolver loan under the Super Senior Facility of $2.5 million, net of $0.1 million of debt discount and debt issuance costs, the New Ultraco Debt Facility of $166.8 million, net of $3.3 million of debt discount and debt issuance costs, the revolver loan under the New Ultraco Debt Facility of $45.0 million, and the Convertible Bond Debt of $114.1 million, net of $20.4 million of debt discount and issuance costs.
        We believe that our current financial resources, together with the undrawn capacity under our revolving credit facilities and cash generated from operations will be sufficient to meet our ongoing business needs and other obligations over the next twelve months. However, our ability to generate sufficient cash depends on many factors beyond our control including, among other things, the impact and duration of COVID-19 and an improvement in charter rates.

Capital Expenditures
Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance the revenue earning capabilities and safety of the vessels.
In addition to acquisitions that we may undertake in future periods, the other major capital expenditures include funding the Company’s program of regularly scheduled drydocking, which is necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its drydocking, the costs are relatively predictable. The Company anticipates that vessels will be drydocked every five years for vessels younger than 15 years and every two and a half years for vessels older than 15 years. Accordingly, these expenses will be deferred and amortized over that period. We anticipate that we will fund these costs with cash from operations and that these drydocks will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In the three months ended March 31, 2020, three of our vessels completed drydock and we incurred drydocking expenditures of $5.2 million. In the three months ended March 31, 2019, three of our vessels completed drydock and one vessel was still in drydock as of March 31, 2019, and we incurred drydocking expenditures of $2.5 million.
The following table represents certain information about the estimated costs for anticipated vessel drydockings, ballast water treatment systems, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs (2) (3) (in millions)
Quarter Ending	Off-hire Days(1)	BWTS	Scrubbers	Drydocks
June 30, 2020	129	$2.1	$8.9	$2.3
September 30, 2020	237	$1.7	$—	$4.5
December 31, 2020	114	$1.0	$—	$1.6
March 31, 2021	109	$0.8	$—	$1.5

(1) Actual duration of off-hire days will vary based on number of factors including but not limited to the positioning of the vessels, condition of the vessels, yard schedules. Our offhire days are also impacted by unforeseen circumstances.

(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
(3) Subsequent to March 31, 2020, the Company applied and received extensions for BWTS installations on 18 of our vessels. The Company is currently reviewing the BWTS installation schedule.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. For information regarding our use of certain derivative instruments, including interest rate swaps, forward freight agreements and bunker swaps, see Note 5 Derivatives to the condensed consolidated financial statements.

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
As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that all of our shore employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
        From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 7 Commitments and Contingencies to the condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A – RISK FACTORS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 under “The COVID-19 or other pandemics, could have a material adverse impact on our business, results of operations, or financial condition,” we believe the COVID-19 has negatively affected our business and could continue to do so. However, the extent to which the COVID-19 outbreak will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted. The global spread of COVID-19 has created significant worldwide operational volatility, uncertainty and disruption. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted, including:

•the duration and scope of the outbreak;

•governmental, business and individual actions that have been and continue to be taken in response to the outbreak, including travel restrictions, quarantines, social distancing, work-at-home, stay-at-home and shelter-in-place orders and shut-downs;

•the impact of the outbreak on the financial markets and economic activity generally;

•the effect of the outbreak on our charterers and other business partners;

•our ability to access the capital markets and our usual sources of liquidity on reasonable terms;

•our ability to comply with the financial covenants in our debt agreements if a material economic downturn results in increased indebtedness or substantially lower operating results;

•potential vessel impairment charges;

•increased cybersecurity risks as a result of remote working conditions;

•our ability during the outbreak to provide our services, including the health and wellbeing of our employees; and

•the ability of our charterers to pay for our services during and following the outbreak.

The COVID-19 outbreak has significantly increased financial and economic volatility and uncertainty. A continued slowdown or downturn in the economy has had, and we expect will continue to have, a negative impact on demand for transportation of dry bulk products. All of the foregoing has and will continue to impact our business, financial condition, results of operations and forward-looking expectations. Furthermore, modified processes, procedures and controls could be required to respond to changes in our business environment, as our employees are required to work from home. The significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of malicious technology-related events, such as cyberattacks and phishing attacks, and increased risk of improper dissemination of personal, proprietary or confidential information.

The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019, including as a result of, but not limited to, the factors described above. Furthermore, the risks described in the Annual Report on Form 10-K for the year ended December 31, 2019 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 – Exhibits
EXHIBIT INDEX

10.1*
Second Amendment, dated April 20, 2020, to the Credit Agreement, dated as of January 25, 2019, by and among Eagle Bulk Ultraco LLC, as borrower, certain initial and additional guarantors, as guarantors, Eagle Bulk Shipping Inc., as apparent and guarantor, the lenders thereto, the swap parties thereto and ABN AMRO Capital USA LLC, as facility agent and security trustee.

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of March 31 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive (loss)/income (unaudited) for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
Date: May 11, 2020
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: May 11, 2020