Form 10-Q
period 2020-06-30
Eagle Bulk Shipping Inc.
filed 2020-08-10
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Number of shares of registrant’s common stock outstanding as of August 6, 2020: 77,052,592
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the period ended June 30, 2020 (the "Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate,” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.
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

PART I: FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019
(Unaudited)
(in U.S. dollars except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$98,532,141	$53,583,898
Restricted cash - current	—	5,471,470
Accounts receivable, net of a reserve of $2,699,600 and $2,472,345, respectively	18,967,935	19,982,871
Prepaid expenses	3,416,652	4,631,416
Inventories	10,104,762	15,824,278
Derivative asset and other current assets	9,378,476	1,039,430
Total current assets	140,399,966	100,533,363
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $174,169,557 and $153,029,544, respectively	853,916,919	835,959,084
Operating lease right-of-use assets	13,784,567	20,410,037
Other fixed assets, net of accumulated depreciation of $996,418 and $832,541, respectively	617,631	740,654
Restricted cash - noncurrent	74,917	74,917
Deferred drydock costs, net	20,406,118	17,495,270
Deferred financing costs - Super Senior Facility	—	166,111
Advance for scrubbers, ballast water systems and other assets	2,896,962	26,707,700
Total noncurrent assets	891,697,114	901,553,773
Total assets	$1,032,097,080	$1,002,087,136
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,310,881	$13,483,397
Accrued interest	5,014,786	5,321,089
Other accrued liabilities	7,693,031	28,996,836
Fair value of derivative instruments - current	3,179,011	756,229
Current portion of operating lease liabilities	12,511,790	13,255,978
Unearned charter hire revenue	4,880,019	4,692,259
Current portion of long-term debt	39,244,297	35,709,394
Total current liabilities	87,833,815	102,215,182
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	172,574,882	175,867,310
Super Senior Facility, net of debt issuance costs	14,868,997	—
New Ultraco Debt Facility, net of debt issuance costs	147,157,424	141,396,770
Revolver loan under New Ultraco Debt Facility	55,000,000	—
Convertible Bond Debt, net of debt discount and debt issuance costs	94,685,801	92,803,144
Fair value of derivative instruments - non current	573,361	—
Operating lease liabilities	2,441,982	8,301,793
Total noncurrent liabilities	487,302,447	418,369,017
Total liabilities	575,136,262	520,584,199
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 71,957,885 and 71,502,206 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	719,579	715,022
Additional paid-in capital	918,255,834	917,862,269
Accumulated deficit	(461,093,440)	(437,074,354)
Accumulated other comprehensive loss	(921,155)	—
Total stockholders' equity	456,960,818	481,502,937
Total liabilities and stockholders' equity	$1,032,097,080	$1,002,087,136

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)
(in U.S. dollars except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues, net	$57,391,784	$69,391,315	$131,770,103	$146,780,912

Voyage expenses	23,767,747	20,907,155	50,332,105	46,813,295
Vessel expenses	20,232,274	19,958,408	43,932,383	40,052,114
Charter hire expenses	4,719,367	11,179,480	10,760,306	22,671,386
Depreciation and amortization	12,503,191	9,761,322	24,969,674	19,168,430
General and administrative expenses	6,767,403	8,040,811	14,728,475	16,450,730
Operating lease impairment	352,368	—	352,368	—
Gain on sale of vessels	—	(966,802)	—	(5,073,349)
Total operating expenses	68,342,350	68,880,374	145,075,311	140,082,606
Operating (loss)/income	(10,950,566)	510,941	(13,305,208)	6,698,306
Interest expense	8,737,079	6,733,156	17,928,894	13,495,159
Interest income	(56,132)	(393,164)	(212,989)	(827,482)
Loss on debt extinguishment	—	—	—	2,268,452
Realized and unrealized loss/(gain) on derivative instruments, net	859,814	163,105	(7,002,027)	(2,275,150)
Total other expense, net	9,540,761	6,503,097	10,713,878	12,660,979
Net loss	$(20,491,327)	$(5,992,156)	$(24,019,086)	$(5,962,673)

Weighted average shares outstanding:
Basic	71,945,621	71,348,524	71,907,387	71,316,093
Diluted	71,945,621	71,348,524	71,907,387	71,316,093

Per share amounts:
Basic net loss	$(0.28)	$(0.08)	$(0.33)	$(0.08)
Diluted net loss	$(0.28)	$(0.08)	$(0.33)	$(0.08)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive loss
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(20,491,327)	$(5,992,156)	$(24,019,086)	$(5,962,673)

Other comprehensive loss
Net unrealized loss on cash flow hedges	(649,287)	—	(921,155)	—

Comprehensive loss	$(21,140,614)	$(5,992,156)	$(24,940,241)	$(5,962,673)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)
(in U.S. dollars except share and per share data)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance at December 31, 2019	71,502,206	$715,022	$917,862,269	$(437,074,354)	$—	$481,502,937
Net loss		—	—	(3,527,759)	—	(3,527,759)
Issuance of shares due to vesting of restricted shares	437,679	4,377	(4,377)	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	(271,868)	(271,868)
Cash used to settle net share equity awards	—	—	(1,161,301)	—	—	(1,161,301)
Stock-based compensation	—	—	836,200	—	—	836,200
Balance at March 31, 2020	71,939,885	$719,399	$917,532,791	$(440,602,113)	$(271,868)	$477,378,209
Net loss	—	—	—	(20,491,327)	—	(20,491,327)
Issuance of shares due to vesting of restricted shares	18,000	180	(180)	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	(649,287)	(649,287)
Stock-based compensation	—	—	723,223	—	—	723,223
Balance at June 30, 2020	71,957,885	$719,579	$918,255,834	$(461,093,440)	$(921,155)	$456,960,818

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	71,055,400	$710,555	$894,272,533	$(415,377,239)	$479,605,849
Net income	—	—	—	29,483	29,483
Issuance of shares due to vesting of restricted shares	293,011	2,929	(2,929)	—	—
Cash used to settle net share equity awards	—	—	(877,161)	—	(877,161)
Stock-based compensation	—	—	1,445,469	—	1,445,469
Balance at March 31, 2019	71,348,411	$713,484	$894,837,912	$(415,347,756)	$480,203,640
Net loss	—	—	—	(5,992,156)	(5,992,156)
Issuance of shares due to vesting of restricted shares	113	1	(1)	—	—
Cash used to settle net share equity awards	—	—	(536)	—	(536)
Stock-based compensation	—	—	1,227,210	—	1,227,210
Balance at June 30, 2019	71,348,524	$713,485	$896,064,585	$(421,339,912)	$475,438,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(24,019,086)	$(5,962,673)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	21,303,889	16,434,359
Amortization of operating lease right-of-use assets	6,273,102	6,242,947
Amortization of deferred drydocking costs	3,665,785	2,734,071
Amortization of debt discount and debt issuance costs	3,046,071	1,128,929
Loss on debt extinguishment	—	2,268,452
Gain on sale of vessels	—	(5,073,349)
Operating lease impairment	352,368	—
Net unrealized loss/(gain) on fair value of derivatives	814,014	(1,951,420)
Stock-based compensation expense	1,559,423	2,672,679
Drydocking expenditures	(6,576,633)	(4,506,257)
Changes in operating assets and liabilities:
Accounts payable	(4,523,437)	(4,411,836)
Accounts receivable	(2,921,947)	747,545
Accrued interest	(306,303)	1,023,820
Inventories	5,719,516	3,143,326
Operating lease liabilities short and long-term	(6,603,999)	(6,616,844)
Derivative asset, other current and non-current assets	(7,078,072)	885,451
Other accrued liabilities	(7,280,400)	3,540,176
Prepaid expenses	1,214,764	657,760
Unearned revenue	187,760	(4,496,185)
Net cash (used in)/provided by operating activities	(15,173,185)	8,460,951

Cash flows from investing activities:
Purchase of vessel and vessel improvements	(510,029)	(18,477,740)
Purchase of scrubbers and ballast water systems	(22,371,606)	(23,893,065)
Proceeds from hull and machinery insurance claims	3,658,924	1,301,546
Proceeds from sale of vessels	—	22,631,367
Purchase of other fixed assets	(40,853)	(200,959)
Net cash used in investing activities	(19,263,564)	(18,638,851)

Cash flows from financing activities:
Repayment of revolver loan under New First Lien Facility	—	(5,000,000)
Proceeds from the revolver loan under New First Lien Facility	—	5,000,000
Repayment of Original Ultraco Debt Facility	—	(82,600,000)
Proceeds from New Ultraco Debt Facility	22,550,000	153,440,000
Repayment of Norwegian Bond Debt	(4,000,000)	(4,000,000)
Repayment of term loan under New Ultraco Debt Facility	(13,112,245)	(5,048,671)
Proceeds from revolver facility under New Ultraco Debt Facility	55,000,000	—
Proceeds from Super Senior Facility	15,000,000	—
Repayment of New First Lien Facility - term loan	—	(60,000,000)

Debt issuance costs paid to lenders on New Ultraco Debt Facility	(381,471)	(3,156,250)
Cash used to settle net share equity awards	(1,161,301)	(877,697)
Other financing costs	18,539	(280,237)
Net cash provided by/(used in) financing activities	73,913,522	(2,522,855)
Net increase/(decrease) in cash, cash equivalents and Restricted cash	39,476,773	(12,700,755)
Cash, cash equivalents and Restricted cash at beginning of period	59,130,285	78,163,638
Cash, cash equivalents and Restricted cash at end of period	$98,607,058	$65,462,883
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$15,202,876	$11,028,514
Accruals for scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$8,507,683	$8,976,160
Accruals for debt issuance costs included in Other accrued liabilities	$200,000	$—

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
As of June 30, 2020, the Company owned and operated a modern fleet of 50 oceangoing vessels, including 30 Supramax and 20 Ultramax vessels with a combined carrying capacity of 2,946,188 deadweight tonnage ("dwt") and an average age of approximately 9.2 years. Additionally, the Company charters-in three Ultramax vessels on a long term basis with remaining lease term of approximately one year and also charters-in vessels on a short term basis for a period less than one year.
For the three and six months ended June 30, 2020 and 2019, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
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
On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a pandemic. In response to the pandemic, many countries, ports and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the pandemic, such as quarantines and travel restrictions. Such measures have caused and will likely continue to cause severe trade disruptions. The extent to which COVID-19 will impact the Company's results of operations and financial condition, including possible vessel impairments, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, among others. Accordingly, an estimate of the impact cannot be made at this time.

As of January 1, 2020, we adopted ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU 2016-13"). ASU 2016-13 amended the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The adoption of the accounting standard did not have any material impact on our condensed consolidated financial statements.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the value of stock-based compensation, estimated losses on our trade receivables, operating lease impairment, fair value of Convertible Bond Debt (as defined below) and its equity component, fair value of operating lease right-of-use assets and operating lease liabilities and the fair value of derivatives. Actual results could differ from those estimates.

Note 2. Recent Accounting Pronouncements

Leases

        On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, "Leases", ("ASC 842"). ASC 842 revises the accounting for leases. Under the new lease standard, lessees are required to recognize a operating lease right-of-use assets and a lease liabilities for substantially all leases. The new lease standard will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance.

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

        The adoption of ASC 842 did not materially impact our accounting for time charter out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of revenues, net in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019.

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
Office leases

        On October 15, 2015, the Company entered into a commercial lease agreement as a sublessee for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by a cash collateral of $74,917 which is recorded as restricted cash - noncurrent in the accompanying condensed consolidated balance sheets. In November 2018, the Company entered into a lease office agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. The Company determined the two office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019.
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

Operating lease right-of-use assets and lease liabilities as of June 30, 2020 and December 31, 2019 are as follows:

Description	Location in Balance Sheet	June 30, 2020 (1)	December 31, 2019 (1)
Assets:
Chartered-in contracts greater than 12 months (2)	Operating lease right-of-use assets	$12,125,541	$18,442,965
Office leases	Operating lease right-of-use assets	1,659,026	1,967,072
		$13,784,567	$20,410,037
Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$11,853,335	$12,622,524
Office leases	Current portion of operating lease liabilities	658,455	633,454
Lease liabilities - current portion		$12,511,790	$13,255,978

Chartered-in contracts greater than 12 months	Operating lease liabilities	$1,441,411	$6,974,943
Office leases	Operating lease liabilities	1,000,571	1,326,850
Lease liabilities - noncurrent portion		$2,441,982	$8,301,793

(1) The Operating lease right-of-use assets and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 5.05% to 6.08%. The weighted average discount rate used to calculate the lease liability was 5.50%.

(2) As of June 30, 2020, the Company determined that there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million. The operating lease impairment was included as a component of Operating (loss)/income in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

The table below presents the components of the Company’s lease expenses and sub-lease income on a gross basis earned from chartered-in contracts greater than 12 months for the three and six months ended June 30, 2020 and 2019.

		Three Months Ended		Six Months Ended
Description	Location in Statement of Operations	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$1,644,173	$7,684,182	$4,389,586	$16,044,965
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	3,075,194	3,495,298	6,370,720	6,626,421
		$4,719,367	$11,179,480	$10,760,306	$22,671,386
Lease expense for office leases	General and administrative expenses	181,412	177,356	362,824	355,356
Sub lease income from chartered-in contracts greater than 12 months *	Revenues, net	$1,292,814	$2,759,065	$5,290,038	$5,841,817

* The sub-lease income represents only time charter revenue earned on the chartered-in contracts greater than 12 months. There is additional revenue earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019.

The cash paid for operating leases with terms greater than 12 months is $3.4 million and $7.1 million for the three and six months ended June 30, 2020, respectively.

The cash paid for operating leases with terms greater than 12 months is $3.7 million and $7.4 million for the three and six months ended June 30, 2019, respectively.

The Company did not enter into any operating leases greater than 12 months for the three and six months ended June 30, 2020.

The weighted average remaining lease term on our chartered-in contracts greater than 12 months is 14.8 months.

The table below provides the total amount of lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of June 30, 2020:

Year	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases

Discount rate upon adoption	5.37%	5.80%	5.48%

Six months ending December 31, 2020	$6,585,809	$371,050	$6,956,859
2021	6,982,810	700,256	7,683,066
2022	—	483,048	483,048
2023	—	244,878	244,878
	$13,568,619	$1,799,232	$15,367,851

Present value of lease liability	$13,294,746	$1,659,026	$14,953,772

Lease liabilities - short term	$11,853,335	$658,455	$12,511,790
Lease liabilities - long term	1,441,411	1,000,571	2,441,982
Total lease liabilities	$13,294,746	$1,659,026	$14,953,772

Discount based on incremental borrowing rate	$273,873	$140,206	$414,079

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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three and six months ended June 30, 2020 was $2.1 million and $4.0 million, respectively. The amount of revenue earned as demurrage or despatch paid by the Company for the three and six months ended June 30, 2019 was $2.3 million and $6.0 million, respectively.
        The following table shows the revenues earned from time charters and voyage charters for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Time charters	$20,506,088	$32,138,075	$48,336,563	$59,642,266
Voyage charters	36,885,696	37,253,240	83,433,540	87,138,646
	$57,391,784	$69,391,315	$131,770,103	$146,780,912
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of June 30, 2020, the Company recognized $0.3 million of deferred costs which represents bunker expenses and charter-hire expenses incurred prior to commencement of loading. These costs are recorded in Other current assets on the Condensed Consolidated Balance Sheet.
Financial Instruments - Credit Losses
On January 1, 2020, the Company adopted ASC 2016-13, "Financial Instruments - Credit Losses" ("ASC 326"). The accounting standard amended the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses will result in more timely recognition of such losses. The Company adopted the accounting standard using the prospective transition approach as of January 1, 2020. The cumulative effect upon adoption was not material to our condensed consolidated financial statements.
The adoption of ASC 326 primarily impacted our trade receivables recorded on our Condensed Consolidated Balance Sheet as of June 30, 2020. The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expense in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the three and six months ended June 30, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $2.7 million as of June 30, 2020 and $2.5 million as of December 31, 2019.
Note 3. Vessels
Vessel and Vessel Improvements
        As of June 30, 2020, the Company’s owned operating fleet consisted of 50 drybulk vessels.
During the third quarter of 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers, which were fitted on Company's vessels. The actual costs, including installation, was approximately $2.4 million per scrubber. During the second quarter of 2020, the Company has completed and commissioned all 37 scrubbers and recorded $88.1 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheet as of June 30, 2020.

During the third quarter of 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on 39 of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company completed installation of BWTS on 15 vessels and recorded $6.7 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheet as of June 30, 2020. Additionally, the Company recorded $2.8 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Condensed Consolidated Balance Sheet as of June 30, 2020. During the second quarter of 2020, the Company applied and received extensions up to one year for BWTS installation on 18 of our vessels. Additionally, the Company cancelled the BWTS installation orders of three of its vessels.
The Vessels and vessel improvements activity for the six months ended June 30, 2020 is below:

Vessels and vessel improvements, at December 31, 2019	$835,959,084
Purchase of Vessel and vessel improvements	510,029
Scrubbers and BWTS	38,587,819
Depreciation expense	(21,140,013)
Vessels and vessel improvements, at June 30, 2020	$853,916,919

Note 4. Debt

	June 30, 2020	December 31, 2019
Convertible Bond Debt	$114,120,000	$114,120,000
Debt discount and debt issuance costs - Convertible Bond Debt	(19,434,199)	(21,316,856)
Convertible Bond Debt, net of debt discount and debt issuance costs	94,685,801	92,803,144
Norwegian Bond Debt	184,000,000	188,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(3,425,118)	(4,132,690)
Less: Current portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	172,574,882	175,867,310
New Ultraco Debt Facility	182,051,742	172,613,988
Revolver loan under New Ultraco Debt Facility	55,000,000	—
Debt discount and Debt issuance costs - New Ultraco Debt Facility	(3,650,021)	(3,507,824)
Less: Current portion - New Ultraco Debt Facility	(31,244,297)	(27,709,394)
New Ultraco Debt Facility, net of debt discount and debt issuance costs	202,157,424	141,396,770
Super Senior Facility	15,000,000	—
Debt issuance costs - Super Senior Facility	(131,003)	—
Super Senior Facility, net of debt discount and debt issuance costs	14,868,997	—
Total long-term debt	$484,287,104	$410,067,224

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

Share Lending Agreement

        In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the "Share Lending Agreement") to borrow up to 3,582,880 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, LP, one of the Company’s shareholders. As of June 30, 2020, the fair value of the 3.6 million outstanding loaned shares was $7.8 million based on the closing price of the common stock on June 30, 2020. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

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

New Ultraco Debt Facility

        On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a senior secured credit facility, (the "New Ultraco Debt Facility"), which provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million, which was fully drawn as of June 30, 2020. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility (as defined below) and the New First Lien Facility (as defined below) in full and for general corporate purposes. Subject to certain conditions set forth in the New Ultraco Debt Facility, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

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

On June 9, 2020, Ultraco, the Company, and certain initial and additional guarantors entered into the Third Amendment (the "Third Amendment") to the New Ultraco Debt Facility to provide for incremental commitments and pursuant to which on June 12, 2020, Ultraco borrowed $22.6 million for general corporate purposes which was secured by two Ultramaxes already owned by the Company, the M/V Hong Kong Eagle and M/V Santos Eagle. The Company paid $0.4 million as debt issuance costs to the lenders. The Company incurred an additional $0.2 million as deferred financing costs in relation to the transaction.

The New Ultraco Debt Facility matures on January 25, 2024 (the “New Ultraco Maturity Date”). Pursuant to the terms of the facility, Ultraco must repay the aggregate principal amount of $5.1 million in quarterly installments for the first year and $7.8 million in quarterly installments from the second year until the New Ultraco Maturity Date. Additionally, there are semi-annual catch up amortization payments from excess cash flow with a maximum cumulative payable of $4.6 million, with a final balloon payment of all remaining outstanding debt to be made on the New Ultraco Maturity Date.

Ultraco’s obligations under the New Ultraco Debt Facility are secured by, among other items, a first priority mortgage on 26 vessels owned by the Guarantors as identified in the New Ultraco Debt Facility and such other vessels that it may from time to time include with the approval of the Lenders (the “Ultraco Vessels”).

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco (as defined below) and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary, to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the New Ultraco Debt Facility requires the Company, on a consolidated basis, excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The New Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Guarantors. The Company is in compliance with its financial covenants under the New Ultraco Debt Facility as of June 30, 2020.

Norwegian Bond Debt

On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200,000,000 in aggregate principal amount of 8.25% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"). After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds were approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding, including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction. Interest on the Bonds accrues at a rate of 8.25% per annum and the Bonds will mature on November 28, 2022. The Norwegian Bond Debt is guaranteed by the Issuer's subsidiaries and secured by mortgages over 24 vessels (the "Shipco Vessels"), pledges of the equity of the Issuer and its subsidiaries and certain assignments.

The Issuer may redeem some or all of the outstanding Bonds on the terms and conditions and prices set forth in the bond terms. Upon a change of control of the Company, each holder of the Bonds has the right to require that the Issuer purchase all or some of the Bonds held by such holder at a price equal to 101% of the nominal amount, plus accrued interest.

The bond terms contain certain financial covenants that the Issuer’s leverage ratio, defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels, must not exceed 75%, and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Shipco is in compliance with its financial covenants under the Bond Terms as of June 30, 2020.

        During 2019, the Company sold four vessels, Kestrel, Thrasher, Condor and Merlin, for combined net proceeds of $29.6 million. Additionally, the Company sold one vessel, Thrush, in 2018 for net proceeds of $10.8 million. Pursuant to the bond terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco and for partial funding of scrubbers. As a result, the Company recorded the proceeds from the sale of these vessels as restricted cash - current in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. During the fourth quarter of 2019, Shipco acquired one modern Ultramax vessel for $20.1 million which was paid from the restricted cash - current. As of June 30, 2020, the Company utilized all of the funds for the purchase of vessels and scrubbers.

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

As of June 30, 2020, $15.0 million was drawn down to be used for general corporate purposes.

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

enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants under the Super Senior Facility as of June 30, 2020.

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

On January 25, 2019, the Company repaid the outstanding balances of the Term Loan and the Revolving Loan together with accrued interest as of that date and discharged the debt under the New First Lien Facility in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.1 million, representing the outstanding balance of debt issuance costs, as a loss on debt extinguishment in the Consolidated Statement of Operations for the six months ended June 30, 2019.

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

Interest Rates

2020

For the three and six months ended June 30, 2020, the interest rate on the Convertible Bond Debt was 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 10.14%.

For the three months ended June 30, 2020, the interest rate on the New Ultraco Debt Facility ranged from 2.73% to 4.27%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.90%.

For the six months ended June 30, 2020, the interest rate on the New Ultraco Debt Facility ranged from 2.73% to 4.68%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 4.63%.

For the three and six months ended June 30, 2020, the interest rate on our outstanding debt under the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 8.94% and 9.04%, respectively.

For the three and six months ended June 30, 2020, the interest rate on our outstanding debt under the Super Senior Facility ranged between 2.9% and 2.4%. The weighted average effective interest rate including the amortization of debt issuance costs for these periods was 3.96% and 5.21%, respectively. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

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

For the three months ended June 30, 2019, the interest rate on the New Ultraco Debt Facility ranged between 5.09% to 5.26% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.62%.

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

For the three and six months ended June 30, 2019, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 8.79%.

        For the three and six months ended June 30, 2019, the interest rate on the Original Ultraco Debt Facility, which was repaid on January 25, 2019, was 5.28% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 6.80%.

The following table summarizes the Company’s total interest expense for:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
New First Lien Facility interest	$—	$—	$—	$293,545
Convertible Bond Debt interest	1,426,500	—	2,852,950	—
New Ultraco Debt Facility interest	1,878,164	1,882,295	4,106,110	3,340,865
Norwegian Bond Debt interest	3,818,833	4,013,167	7,698,942	8,055,667
Original Ultraco Debt Facility interest	—	—	—	362,257
Super Senior Facility interest	27,998	—	27,998	—
Amortization of debt discount and debt issuance costs	1,542,205	625,213	3,046,071	1,128,929
Commitment fees on revolving credit facilities	43,379	212,481	196,823	313,896
Total Interest expense	$8,737,079	$6,733,156	$17,928,894	$13,495,159

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations:

	Norwegian Bond Debt	Super Senior Facility	New Ultraco Debt Facility	Convertible Bond Debt	Total
Six months ending December 31, 2020	$4,000,000	$—	$15,622,148	$—	$19,622,148
2021	8,000,000	—	31,244,297	—	39,244,297
2022	172,000,000	15,000,000	31,244,297	—	218,244,297
2023	—	—	31,244,297	—	31,244,297
2024	—	—	127,696,703	114,120,000	241,816,703
	$184,000,000	$15,000,000	$237,051,742	$114,120,000	$550,171,742

Note 5. Derivative Instruments
Interest rate swaps
On March 31, 2020, the Company entered into an interest rate swap agreement ("IRS") to effectively convert a portion of its debt under the New Ultraco Debt Facility from a floating to a fixed-rate basis. The Company entered into two additional IRS agreements during the second quarter of 2020 to convert the remaining portion of its outstanding debt under the New Ultraco Debt Facility excluding the revolver facility. The IRS was designated and qualified as a cash flow hedge. The Company uses the IRS for the management of interest rate risk exposure, as the IRS effectively converts a portion of the Company’s debt from a floating to a fixed rate. The IRS is an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the IRS and the prevailing market interest rates. The Company may terminate the IRS prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.
The following table summarizes the interest rate swaps in place as of June 30, 2020 and December 31, 2019.

Interest Rate Swap detail				Notional Amount outstanding
Trade date	Fixed rate	Start date	End date	June 30, 2020	December 31, 2019

March 31, 2020	0.64%	July 27, 2020	January 26, 2024	$76,101,584	$—
April 15, 2020	0.58%	July 27, 2020	January 26, 2024	38,050,792	—
June 25, 2020	0.50%	July 27, 2020	January 26, 2024	60,088,292	—
				$174,240,668	$—
Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive loss. No portion of the cash flow hedges was ineffective during the three and six months ended June 30, 2020.
The following table shows the interest rate swap liabilities as of June 30, 2020 and December 31, 2019:

Derivatives designated as hedging instruments	Balance Sheet location	June 30, 2020	December 31, 2019

Interest rate swap	Fair value of derivative instruments - current	$347,794	$—

Interest rate swap	Fair value of derivative instruments - noncurrent	$573,361	$—
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

For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties. As of June 30, 2020, the Company has International Swaps and Derivatives Association ("ISDA") agreements with two applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties. As of June 30, 2020, no collateral had been received or pledged related to these derivative instruments.

As of June 30, 2020, the Company had outstanding bunker swap agreements to purchase 6,000 metric tons of high sulfur fuel oil with prices ranging between $266 and $290 and sell 6,000 metric tons of low sulfur fuel oil with prices ranging between $446 and $467 per metric ton, that are expiring at December 31, 2020. The volume represents less than 10% of our estimated consumption on our fleet for the year. The Company also had outstanding bunker swap agreements to purchase 18,000 metric tons of high sulfur fuel oil with prices ranging between $283 and $286 and sell 18,000 metric tons of low sulfur fuel oil with prices ranging between $425 and $441 per metric ton, that are expiring at December 31, 2021. In addition, the Company had outstanding bunker swap agreements to purchase 21,100 metric tons of low sulfur fuel oil with prices ranging between $140 and $524 per metric ton, that are expiring at December 31, 2020.

As of June 30, 2020, the Company entered into FFAs for 3,240 days covering the time period of July to December 2020 (between 15 and 30 days per month), expiring at the end of each calendar month during 2020. The FFA contract prices range from $7,500 to $11,650 per day. The Company will realize a gain or loss on these FFAs based on the price differential between the average daily BSI rate and the FFA contract price. The gains or losses are recorded in Other expense, net in the Condensed Consolidated Statement of Operations.

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Balance Sheets is as follows:

		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as hedging instruments	Location of (gain)/loss in Statements of Operations	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
FFAs - realized gain	Realized and unrealized (gain)/loss on derivative instruments, net	$(504,972)	$(815,299)	$(684,477)	$(254,393)
FFAs - unrealized loss/(gain)	Realized and unrealized (gain)/loss on derivative instruments, net	3,537,458	854,595	2,096,783	(876,600)
Bunker swaps - realized gain	Realized and unrealized (gain)/loss on derivative instruments, net	(6,659,102)	(28,330)	(7,235,567)	(69,338)
Bunker swaps - unrealized loss/(gain)	Realized and unrealized (gain)/loss on derivative instruments, net	4,486,430	152,139	(1,178,766)	(1,074,819)
Total		$859,814	$163,105	$(7,002,027)	$(2,275,150)

Derivatives not designated as hedging instruments	Balance Sheet location	June 30, 2020	December 31, 2019
FFAs - Unrealized gain	Derivative asset and other current assets	$236,700	$475,650
FFAs - Unrealized loss	Fair value of derivatives - current	1,753,830	—
Bunker swaps - Unrealized gain	Derivative asset and other current assets	1,595,532	96,043
Bunker swaps - Unrealized loss	Fair value of derivatives - current	1,077,387	756,229

Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreements executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of June 30, 2020 and December 31, 2019, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $4.2 million and $0.6 million, respectively, which is recorded within Derivative asset and other current assets in the Condensed Consolidated Balance Sheets.

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

        Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

As of June 30, 2020, the Company determined there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million. The operating lease impairment was included as a component of Operating (loss)/income in our Consolidated Statement of Operations for the three and six months ended June 30, 2020.

June 30, 2020

		Fair Value
	Carrying Value	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$98,607,058	$98,607,058	$—
Liabilities
Norwegian Bond Debt (2)	184,000,000	—	172,960,000
New Ultraco Debt Facility (3)	237,051,742	—	237,051,742
Super Senior Facility (3)	15,000,000	—	15,000,000
Convertible Bond Debt (4)	114,120,000	—	68,899,950

December 31, 2019

		Fair Value
	Carrying Value	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$59,130,285	$59,130,285	$—
Liabilities
Norwegian Bond Debt (2)	188,000,000	—	192,626,680
New Ultraco Debt Facility (3)	172,613,988	—	172,613,988
Convertible Bond Debt (4)	114,120,000	—	118,844,868

(1) Includes restricted cash (current and non-current) of $0.08 million at June 30, 2020 and $5.5 million at December 31, 2019.
(2) The fair value of the Norwegian Bond Debt is based on the last trades on June 26, 2020 and December 31, 2019 on Bloomberg.com.
(3) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on June 30, 2020.
(4) The fair value of the Convertible Bond Debt is based on the last trade on July 7, 2020 and November 21, 2019 on Bloomberg.com.

Note 7. Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

Note 8. Net loss per Common Share
The computation of basic net loss per share is based on the weighted average number of common stock outstanding for the three and six months ended June 30, 2020 and 2019. Diluted net loss per share gives effect to restricted stock awards and stock options using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of June 30, 2020 does not include 1,511,827 restricted stock awards, 2,282,171 stock options and 152,266 warrants, as their effect was anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of the Basic loss per share for the three and six months ended June 30, 2020. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and did not include the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted loss per share for the three and six months ended June 30, 2020 as their effect was anti-dilutive. Diluted net income per share as of June 30, 2019 does not include 1,825,276 stock awards, 2,298,296 stock options and 152,266 warrants, as their effect was anti-dilutive.
The following table summarizes the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(20,491,327)	$(5,992,156)	$(24,019,086)	$(5,962,673)
Weighted Average Shares - Basic	71,945,621	71,348,524	71,907,387	71,316,093
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted Average Shares - Diluted	71,945,621	71,348,524	71,907,387	71,316,093
Basic loss per share	$(0.28)	$(0.08)	$(0.33)	$(0.08)
Diluted loss per share	$(0.28)	$(0.08)	$(0.33)	$(0.08)

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
On January 2, 2020, the Company granted 372,250 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on January 2, 2020 was $1.7 million. The shares will vest in equal installments over a three-year term. Additionally, the Company granted 28,262 common stock to its board of directors. The fair value of the grant based on the closing share price of January 2, 2020 was $0.1 million. The shares vested immediately. The amortization of the above grants is $0.3 million and $0.6 million, respectively for the three and six months ended June 30, 2020, which is included in the general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the second quarter of 2020, the Company granted 355,000 restricted shares to certain of its employees under the 2016 Plan. The fair value of the grant based on the closing share price on grant date was $0.6 million. The shares will vest in equal installments over a three-year term beginning January 2, 2020. The amortization of the above grants included in the general and administrative expenses in Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 was $0.06 million.
As of June 30, 2020 and December 31, 2019, stock awards covering a total of 1,511,827 and 1,559,502 of the Company’s common stock, respectively, are outstanding under the 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.
As of June 30, 2020 and December 31, 2019, vested options covering 2,212,171 and 2,028,921 of the Company’s common stock, respectively, are outstanding with exercise prices ranging from $4.28 to $5.56 per share.
As of June 30, 2020 and December 31, 2019, unvested options covering 70,000 and 255,875 of the Company's common stock, respectively, are outstanding with exercise prices ranging from $4.28 to $5.56 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within 5 years from the effective date.
        Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Stock awards /Stock Option Plans	$723,223	$1,227,210	$1,559,423	$2,672,679

The future compensation to be recognized for all the grants issued including the grants issued on January 2, 2020, for the six months ending December 31, 2020, and the years ending December 31, 2021 and 2022 will be $1.5 million, $1.0 million and $0.3 million, respectively.

Note 10. Cash, cash equivalents, and Restricted cash

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018

Cash and cash equivalents	$98,532,141	$53,583,898	$38,598,904	$67,209,753

Restricted cash - current	—	5,471,470	—	—
Restricted cash - noncurrent	74,917	74,917	26,863,979	10,953,885
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$98,607,058	$59,130,285	$65,462,883	$78,163,638

Amounts included in restricted cash represent the letter of credit on our office leases and the cash required to be set aside by the Norwegian Bond Debt, as defined in Note 4 above. The restriction lapsed when the funds were used for the purchase of one Ultramax vessel or the installation of scrubbers.

Note 11. Subsequent Events

On July 9, 2020, the Company signed a memorandum of agreement to sell the vessel Goldeneye for $5.0 million before brokerage commission and associated selling expenses. The vessel was delivered to the buyers on August 7, 2020. The Company expects to record a loss of approximately $0.1 million after associated selling costs and related drydock costs in the third quarter of 2020. The proceeds will be recorded as restricted cash - current in the Condensed Consolidated Balance Sheet.
On July 27, 2020, the lessor on our office sublease in Stamford, CT filed for Chapter 11 reorganization in the US Bankruptcy Court. They also filed a motion to reject the prime lease with the landlord as well as the sublease with the Company. If said motion is granted by the bankruptcy court, the prime lease as well as the sublease will deemed to be rejected as of the date of the petition. The Company has been in contact with the prime landlord to discuss alternative arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2020 and 2019. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2019, which were included in our Form 10-K, filed with the SEC on March 12, 2020. For further discussion regarding our results of operations for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services, and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of June 30, 2020, we owned and operated a modern fleet of 50 Supramax/Ultramax dry bulk vessels. We chartered-in three Ultramax vessels which have a remaining term of approximately one year. In addition, the Company charters in third-party vessels on a short to medium term basis.
Our owned fleet totals 50 vessels, with an aggregate carrying capacity of 2,946,188 dwt and an average age of 9.2 years as of June 30, 2020.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of June 30, 2020:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Aug 2020	Voyage

Canary	2009	57,809	Jul 2020	$7,000

Cape Town Eagle	2015	63,707	Jul 2020	Voyage

Cardinal	2004	55,362	Jul 2020	$10,000

Copenhagen Eagle	2015	63,495	Aug 2020	Voyage

Crane	2010	57,809	Jul 2020	$5,000

Crested Eagle	2009	55,989	Jul 2020	$3,000	(1)

Crowned Eagle	2008	55,940	Jul 2020	$11,550

Dublin Eagle	2015	63,550	Aug 2020	$1,827	(2)

Egret Bulker	2010	57,809	Jul 2020	$7,000

Fairfield Eagle	2013	63,301	Jul 2020	Voyage

Gannet Bulker	2010	57,809	Sep 2020	$3,000	(3)

Golden Eagle	2010	55,989	Jul 2020	Voyage

Goldeneye	2002	52,421	Jul 2020	$6,300

Grebe Bulker	2010	57,809	Jul 2020	Drydock	(4)

Greenwich Eagle	2013	63,301	Jul 2020	Voyage

Groton Eagle	2013	63,301	Aug 2020	Voyage

Hamburg Eagle	2014	63,334	Oct 2020	$10,000

Hawk I	2001	50,296	Nov 2020	$10,750

Hong Kong Eagle	2016	63,472	Jul 2020	Voyage

Ibis Bulker	2010	57,809	Jul 2020	Voyage

Imperial Eagle	2010	55,989	Aug 2020	Voyage

Jaeger	2004	52,483	Aug 2020	$1,900	(5)

Jay	2010	57,809	Jul 2020	Drydock	(4)

Kingfisher	2010	57,809	Jul 2020	$360

Madison Eagle	2013	63,301	Jul 2020	Voyage

Martin	2010	57,809	Aug 2020	Voyage

Mystic Eagle	2013	63,301	Aug 2020	$19,825

New London Eagle	2015	63,140	Aug 2020	$10,000

Nighthawk	2011	57,809	Sep 2020	$12,750

Oriole	2011	57,809	Jul 2020	Voyage

Osprey I	2002	50,206	Aug 2020	$8,600

Owl	2011	57,809	Jul 2020	Voyage

Petrel Bulker	2011	57,809	Sep 2020	$1,539	(6)

Puffin Bulker	2011	57,809	Aug 2020	$1,500	(7)

Roadrunner Bulker	2011	57,809	Oct 2020	$6,000	(8)

Rowayton Eagle	2013	63,301	Jul 2020	$4,900

Sandpiper Bulker	2011	57,809	Jul 2020	$8,750

Santos Eagle	2015	63,537	Jul 2020	Voyage

Shanghai Eagle	2016	63,438	Jul 2020	Voyage

Shrike	2003	53,343	Jul 2020	$4,750

Singapore Eagle	2017	63,386	Jul 2020	$10,850

Skua	2003	53,350	Jul 2020	Voyage

Southport Eagle	2013	63,301	Aug 2020	$1,500	(9)

Stamford Eagle	2016	61,530	Aug 2020	$10,000

Stellar Eagle	2009	55,989	Jul 2020	Voyage

Stonington Eagle	2012	63,301	Jul 2020	$14,500

Sydney Eagle	2015	63,523	Jul 2020	Voyage

Tern	2003	50,209	Jul 2020	$4,750

Westport Eagle	2015	63,344	Jul 2020	$13,750
(1)The vessel is contracted to continue the existing time charter at an increased daily rate of $8,400 after July 19, 2020.
(2)The vessel is contracted to continue the existing time charter at an increased daily rate of $11,000 after July 19, 2020.
(3)The vessel is contracted to continue the existing time charter at an increased daily rate of $9,500 after September 4, 2020.
(4)The vessels are at a shipyard undergoing drydock repairs.
(5)The vessel is contracted to continue the existing time charter at an increased daily rate of $8,350 after August 13, 2020.
(6)The vessel is contracted to continue the existing time charter at an increased daily rate of $9,000 after August 30, 2020.
(7)The vessel is contracted to continue the existing time charter at an increased daily rate of $7,500 after July 12, 2020.
(8)The vessel is contracted to continue the existing time charter at an increased daily rate of $9,400 after July 1, 2020.
(9)The vessel is contracted to continue the existing time charter at an increased daily rate of $8,750 after July 19, 2020.

Business Outlook

In 2020 to date, charter hire rates have been significantly impacted by various factors, including the outbreak of COVID-19, which has caused temporary restrictions and/or closures of mines, factories, ports around the world. We believe the outbreak of COVID-19, and its impact to the global economy, is the primary reason why charter hire rates have been weak thus far in 2020.

During the second quarter of 2020, our volume of business (as measured by tons of cargo loaded per available day) remained relatively stable, as we were able to offset decreases in volumes of certain commodities such as coal and minerals with increases in other cargoes, notably pet coke, fertilizers, and steel products. However, as a result of the decline in global economic activity, this business was done at lower freight rates. The gross BSI averaged $5,484/day during the second quarter of 2020, down 16% quarter-on-quarter and 35% year-on-year. Typically, the first quarter of the year is the weakest, due mainly to the seasonal slowdown for the lunar new year in Asia. In both 2018 and 2019, the second quarter BSI average was 7% higher than first quarter. Currently, the market outlook is stronger for the second half of the year, with the forward BSI curve indicating rates of approximately $9,500/day for the third and fourth quarters.

In addition, the spread of COVID-19 has impacted our business and may continue to do so. The Company experienced some delays in cargo operations due to port restrictions and additional protocols and cancellation of a few cargo contracts. However, the Company was able to secure alternative business for its vessels upon cancellation at the prevailing charter rates. As a result of the spread of COVID-19, the Company has incurred some additional crewing expenses relating to procurement of personal protective equipment, COVID-19 testing, and crew travel, which is included in our vessel expenses for the three months and six months ended June 30, 2020 in our Condensed Consolidated Statement of Operations. Additionally, the Company experienced some delays in drydocking and BWTS installations, operations and crew changes due to quarantine regulations and COVID-19 testing and resulting offhire days. For additional discussion regarding the impact of COVID-19, see “—Liquidity and Capital Resources—Summary of Liquidity and Capital Resources” and “Item 1A Risk Factors.”

We have instituted measures to reduce the risk of spread of COVID-19 for our crew members on our vessels as well as our onshore offices in Stamford, Connecticut, Singapore and Copenhagen. However, if the COVID-19 pandemic continues to impact the global economy on a prolonged basis, or becomes more severe, the rate environment in the drybulk market and our vessel values may deteriorate further and our operations and cash flows may continue to be negatively impacted as well as our ability to meet the debt covenants under our existing debt facilities.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 except for the new accounting pronouncement adopted as of January 1, 2020 relating to the adoption of ASC 326. Please refer to Note 2 Recent Accounting Pronouncements to the condensed consolidated financial statements for further discussion.
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

Results of Operations for the three and six months ended June 30, 2020:
Fleet Data
        We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Ownership Days	4,550	4,169	9,100	8,329
Chartered-in Days	525	970	1,129	2,006
Available Days	5,007	4,971	9,878	10,076
Operating Days	4,962	4,934	9,793	10,004
Fleet Utilization (%)	99.1%	99.3%	99.1%	99.3%

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
•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six months ended June 30, 2020, the Company completed drydock for four vessels and two vessels were in drydock as of June 30, 2020.
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

The following table represents Net charter hire income (a non-GAAP measure) for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues, net	57,391,784	69,391,315	$131,770,103	$146,780,912
Less: Voyage expenses	23,767,747	20,907,155	50,332,105	46,813,295
Less: Charter hire expenses	4,719,367	11,179,480	10,760,306	22,671,386
Net charter hire income	$28,904,670	$37,304,680	$70,677,692	$77,296,231

% Net charter hire income from
Time charters	51%	65%	52%	58%
Voyage charters	49%	35%	48%	42%

Revenues
        Our revenues are derived from time and voyage charters. Net time and voyage charter revenues for the three months ended June 30, 2020 were $57.4 million compared with $69.4 million recorded in the comparable quarter in 2019. The decrease in revenues was primarily attributable to lower charter rates and lower chartered-in activity offset by an increase in owned days due to the acquisition of six Ultramax vessels in the second half of 2019.
Net time and voyage charter revenues for the six months ended June 30, 2020 and 2019 were $131.8 million and $146.8 million, respectively. The decrease in revenues was primarily due to lower charter rates and a decrease in available days due to lower chartered-in days, which was offset in part by an increase in owned days.
Voyage expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three months ended June 30, 2020 were $23.8 million, compared to $20.9 million in the comparable quarter in 2019. The increase was mainly attributable to an increase in the number of freight voyages performed offset by a decrease in bunker consumption expense and an increase in loss on sale of bunkers on time charter voyages due to a decline in bunker prices.
Voyage expenses for the six months ended June 30, 2020 and 2019 were $50.3 million and $46.8 million respectively. The increase was primarily due to an increase in the number of freight voyages performed offset by a decrease in bunker consumption expense and an increase in loss on sale of bunkers on time charter voyages due to a decline in bunker prices.

Vessel expenses

Vessel expenses for the three months ended June 30, 2020 were $20.2 million compared to $20.0 million in the comparable quarter in 2019. Although the total vessel expenses remained flat, the vessel expenses per day decreased mainly because of savings on crew travel and crew management due to travel restrictions imposed by COVID-19 as well as vessel running costs such as stores and spares. The decrease in vessel expenses per day was offset by an increase in ownership days. The ownership days for the three months ended June 30, 2020 and 2019 were 4,550 and 4,169, respectively.
Vessel expenses for the six months ended June 30, 2020 and 2019 were $43.9 million and $40.1 million, respectively. The increase in vessel expenses was primarily attributable to an increase in ownership days after the purchase of six Ultramax vessels offset by the sale of the vessels Thrasher and Kestrel in the second half of 2019. Additionally, the Company incurred $0.2 million in additional costs relating to COVID-19 for procurement of personal protective equipment, test kits and crew changes. The ownership days for the six months ended June 30, 2020 and 2019 were 9,100 and 8,329, respectively.
We believe daily vessel operating expenses are a good measure for comparative purposes in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Average daily vessel operating expenses for our fleet for the three months ended June 30, 2020 and 2019 were $4,447 and $4,787, respectively.

Average daily vessel operating expenses for our fleet for the six months ended June 30, 2020 and 2019 were $4,828 and $4,809, respectively.

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

Charter hire expenses
The charter hire expenses for the three months ended June 30, 2020 were $4.7 million compared to $11.2 million in the comparable quarter in 2019. The decrease in charter hire expenses was principally due to a decrease in the number of chartered-in days as well as a decrease in charter hire rates. The total chartered-in days for the three months ended June 30, 2020 were 525 compared to 970 for the comparable quarter in the prior year. The Company currently charters in three Ultramax vessels on a long term basis with remaining lease term of approximately one year.
The charter hire expenses for the six months ended June 30, 2020 and 2019 were $10.8 million and $22.7 million, respectively. The decrease in charter hire expenses was primarily due to a decrease in the number of chartered-in days as well as a decrease in charter hire rates. The total chartered-in days for the six months ended June 30, 2020 and 2019 were 1,129 and 2,006, respectively.
Depreciation and amortization

For the three months ended June 30, 2020 and 2019, total depreciation and amortization expense was $12.5 million and $9.8 million, respectively. Total depreciation and amortization expense for the three months ended June 30, 2020 includes $10.7 million of vessel and other fixed asset depreciation and $1.8 million relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended June 30, 2019 were $8.3 million of vessel and other fixed asset depreciation and $1.5 million of amortization of deferred drydocking costs. The increase in depreciation expense is due to an increase in the cost base of our owned fleet due to the capitalization of scrubbers and BWTS on our vessels, and the purchase of six Ultramax vessels in the second half of 2019, marginally offset by the sale of two vessels. The increase in drydock amortization was due to the completion of eleven additional drydocks since the second quarter of 2019.
For the six months ended June 30, 2020 and 2019, total depreciation and amortization expense was $25.0 million and $19.2 million, respectively. Total depreciation and amortization expense for the six months ended June 30, 2020 includes $21.3 million of vessel and other fixed asset depreciation and $3.7 million relating to the amortization of deferred drydocking costs. Comparable amounts for the six months ended June 30, 2019 were $16.5 million of vessel and other fixed asset depreciation and $2.7 million of amortization of deferred drydocking costs.
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
General and administrative expenses
Our general and administrative expenses include onshore vessel administration related expenses, such as legal and professional expenses, administrative and other expenses including payroll and expenses relating to our executive officers and office staff, office rent and expenses, directors’ fees, and directors and officers insurance. General and administrative expenses also include stock-based compensation expenses.
General and administrative expenses for the three months ended June 30, 2020 and 2019 were $6.8 million and $8.0 million, respectively. These general and administrative expenses include a stock-based compensation component of $0.7 million and $1.2 million for the three months ended 2020 and 2019, respectively. The decrease in general and administrative expenses was mainly attributable to decreases in stock-based compensation expense, employee compensation and corporate travel expenses due to the ongoing COVID-19 pandemic.
General and administrative expenses for the six months ended June 30, 2020 and 2019 were $14.7 million and $16.5 million, respectively. These general and administrative expenses include a stock-based compensation component of $1.6 million and $2.7 million for 2020 and 2019, respectively. The decrease in general and administrative expenses was mainly attributable to decreases in stock-based compensation expense, employee compensation and corporate travel expenses due to the ongoing COVID-19 pandemic.
Operating lease impairment
As of June 30, 2020, the Company determined that there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million. The operating lease impairment was included as a component of Operating (loss)/income in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020.
Interest expense
Our interest expense for the three months ended June 30, 2020 and 2019 was $8.7 million and $6.7 million, respectively. The increase in interest expense is primarily due to an increase in our outstanding debt under the Convertible Bond Debt and the New Ultraco Debt Facility offset by a decrease in interest rates. Please refer to Note 4 Debt to the condensed consolidated financial statements.
The interest expense for the six months ended June 30, 2020 and 2019 was $17.9 million and $13.5 million, respectively. The increase in interest expense is primarily due to an increase in our outstanding debt under the Convertible Bond Debt and the New Ultraco Debt Facility offset by a decrease in interest rates.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the three months ended June 30, 2020 and 2019, the amortization of debt issuance costs was $1.5 million and $0.6 million, respectively. For the six months ended June 30, 2020 and 2019, the amortization of debt issuance costs was $3.0 million and $1.1 million, respectively. The interest expense for the three and six months ended June 30, 2020 includes $1.0 million and $1.9 million, respectively of interest expense representing the amortization of the equity component of the Convertible Bond Debt. Please refer to Note 4 Debt to the condensed consolidated financial statements for further information.

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	Six Months Ended
	June 30, 2020	June 30, 2019
Net cash (used in)/provided by operating activities	$(15,173,185)	$8,460,951
Net cash used in investing activities	(19,263,564)	(18,638,851)
Net cash provided by/(used in) financing activities	73,913,522	(2,522,855)
Net increase/(decrease) in cash, cash equivalents and restricted cash	39,476,773	(12,700,755)
Cash, cash equivalents and restricted cash at beginning of period	59,130,285	78,163,638
Cash, cash equivalents and restricted cash at end of period	$98,607,058	$65,462,883

Net cash used in operating activities during the six months ended June 30, 2020 was $15.2 million compared to net cash provided by operating activities of $8.5 million for the six months ended June 30, 2019. The cash flows from operating activities decreased as compared to the same period in the prior year primarily due to the decrease in charter hire rates, the negative impact of working capital changes and the increase in drydock expenditures.
Net cash used in investing activities during the six months ended June 30, 2020 and 2019 was $19.3 million and $18.6 million, respectively. During the six months ended June 30, 2020, the Company paid $22.4 million for the purchase and installation of scrubbers and ballast water treatment systems on our fleet. The Company also received insurance proceeds of $3.7 million for hull and machinery claims. Additionally, the Company paid $0.5 million towards vessel improvements. During the six months ended June 30, 2019, the Company purchased one Ultramax vessel for $20.4 million, of which $2.0 million was paid as an advance as of December 31, 2018. The proceeds from the sale of three vessels were $22.6 million. The Company received $1.3 million for hull and machinery claims. Additionally, the Company paid $23.9 million for the purchase and installation of scrubbers and ballast water treatment systems on our fleet. Please refer to Note 3 Vessels to the condensed consolidated financial statements for further information.
Net cash provided by financing activities during the six months ended June 30, 2020 was $73.9 million compared to net cash used in financing activities of $2.5 million during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company received $55.0 million in proceeds from the revolver loan under the New Ultraco Debt Facility, $22.6 million in proceeds from the New Ultraco Debt Facility, and $15.0 million from the Super Senior Facility. The Company repaid $13.1 million of the New Ultraco Debt Facility and $4.0 million of the Norwegian Bond Debt. Additionally, the Company paid $1.2 million to settle net share equity awards. Additionally, the Company paid $0.4 million as debt issuance costs to the lenders of the New Ultraco Debt Facility. During the six months ended June 30, 2019, the Company completed a debt refinancing transaction and received net proceeds of $153.4 million, by entering into new term and revolver loan facilities under the New Ultraco Debt Facility and repaid all outstanding debt under the Original Ultraco Debt Facility and New First Lien Facility of $82.6 million and $65.0 million, respectively. The Company paid $3.2 million as debt issuance costs to the lenders under the New Ultraco Debt Facility. Additionally, the Company paid $0.9 million to settle net share equity awards.

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
Summary of Liquidity and Capital Resources

        As of June 30, 2020, our cash and cash equivalents including restricted cash was $98.6 million, compared to $59.1 million at December 31, 2019. The Company had restricted cash of $0.1 million and $5.5 million as of June 30, 2020 and December 31, 2019 respectively.
As of June 30, 2020, the Company’s debt consisted of $184.0 million in outstanding bonds under the Norwegian Bond Debt, net of $3.4 million of debt discount and debt issuance costs, the revolver loan under the Super Senior Facility of $15.0 million, net of $0.1 million of debt discount and debt issuance costs, the New Ultraco Debt Facility of $182.1 million, net of $3.7 million of debt discount and debt issuance costs, the revolver loan under the New Ultraco Debt Facility of $55.0 million, and the Convertible Bond Debt of $114.1 million, net of $19.4 million of debt discount and issuance costs.
        The ongoing COVID-19 pandemic resulted in the decline in charter hire rates, which impacted our revenues and cash flow from operations. As mentioned above, the total cash used in operations for the six months ended June 30, 2020 was $15.2 million. The Company has adopted certain cost saving measures such as lower corporate travel and a freeze on onshore hiring for one year. The Company borrowed additional debt of $22.6 million under the New Ultraco Debt Facility by adding two vessels to the debt collateral package, which were previously unlevered. The Company also borrowed $70.0 million by fully drawing on its existing revolving credit facilities under the New Ultraco Debt Facility and Super Senior Facility. The Company applied and received extensions for BWTS installation on 18 of our vessels, which allowed us to postpone our capital expenditure outlays for up to one year or more. Additionally, the Company cancelled the BWTS installation orders of three of its vessels.

We believe that our current financial resources, improved charter hire rates for the second half of the year and cash generated from operations will be sufficient to meet our ongoing business needs and other obligations over the next twelve months. However, our ability to generate sufficient cash depends on many factors beyond our control including, among other things, the impact and duration of the COVID-19 pandemic and an improvement in charter rates.

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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. During the six months ended June 30, 2020, four of our vessels completed drydock and two of our vessels were still in drydock as of June 30, 2020, and we incurred drydocking expenditures of $6.6 million. In the six months ended June 30, 2019, four of our vessels completed drydock, and we incurred drydocking expenditures of $4.5 million.
The following table represents certain information about the estimated costs for anticipated vessel drydockings, ballast water treatment systems, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs (2) (in millions)
Quarter Ending	Off-hire Days(1)	BWTS	Scrubbers (3)	Drydocks
September 30, 2020	276	$1.3	$3.3	$5.1
December 31, 2020	112	0.3	2.6	1.6
March 31, 2021	127	0.8	—	2.2
June 30, 2021	132	1.6	—	1.9

(1) Actual duration of off-hire days will vary based on a number of factors including but not limited to the positioning of the vessels, condition of the vessels, yard schedules. Our offhire days are also impacted by unforeseen circumstances.

(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
(3) The projected scrubber payments relate to the remaining amounts owed to the vendors which are accrued as of June 30, 2020 as part of Vessels and vessel improvements.

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
As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting and all of our onshore employees have returned to our offices and are now working in our offices at least on a partial basis. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A – RISK FACTORS
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 under “The COVID-19 or other pandemics, could have a material adverse impact on our business, results of operations, or financial condition,” we believe the COVID-19 outbreak has negatively affected our business and could continue to do so. However, the extent to which the COVID-19 outbreak will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted. The global spread of COVID-19 has created significant worldwide operational volatility, uncertainty and disruption.

The ongoing pandemic resulted in the decline in charter hire rates which impacted our revenues and cash flow from operations. The Company experienced some delays in cargo operations due to port restrictions and additional protocols and cancellation of a few cargo contracts. However, the Company was able to secure alternative business for its vessels upon cancellation at the prevailing charter rates. As a result of the spread of COVID-19, the Company has incurred some additional crewing expenses relating to procurement of personal protective equipment, COVID-19 testing, and crew travel, which is included in our vessel expenses for the three months and six months ended June 30, 2020 in our Condensed Consolidated Statement of Operations. Additionally, the Company experienced some delays in drydocking and BWTS installations, operations and crew changes due to quarantine regulations and COVID-19 testing and resulting offhire days.

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

•our ability during the outbreak to provide our services, including the health and well being of our employees; and

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.

ITEM 6 – Exhibits
EXHIBIT INDEX

10.1
Second Amendment, dated April 20, 2020, to the Credit Agreement, dated as of January 25, 2019, by and among Eagle Bulk Ultraco LLC, as borrower, certain initial and additional guarantors, as guarantors, Eagle Bulk Shipping Inc., as apparent and guarantor, the lenders thereto, the swap parties thereto and ABN AMRO Capital USA LLC, as facility agent and security trustee, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on May 11, 2020; File No. 001-33831.

10.2
Third Amendment, dated June 9, 2020, by and among Eagle Bulk Ultraco LLC, as borrower, certain initial and additional guarantors, as guarantors, Eagle Bulk Shipping Inc., as parent and guarantor, the lenders thereto, the swap parties thereto and ABN AMRO Capital USA LLC, as facility agent and security trustee, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on June 15, 2020; File No. 001-33831.

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive loss (unaudited) for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
Date: August 10, 2020
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: August 10, 2020