Form 10-Q
period 2020-09-30
Eagle Bulk Shipping Inc.
filed 2020-11-06
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Number of shares of registrant’s common stock outstanding as of November 5, 2020: 11,014,313
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company's issued and outstanding shares of common stock, par value $0.01 per share, as previously approved by our Board of Directors (the "Board of Directors") and our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and the number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references to common stock and all per share data contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 (the "Quarterly Report on Form 10-Q") have been retrospectively adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.

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

PART I: FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019
(Unaudited)
(in U.S. dollars except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$83,408,816	$53,583,898
Restricted cash - current	1,872,244	5,471,470
Accounts receivable, net of a reserve of $2,325,589 and $2,472,345, respectively	12,998,480	19,982,871
Prepaid expenses	2,724,668	4,631,416
Inventories	11,693,931	15,824,278
Vessel held for sale	5,168,600	—
Derivative asset and other current assets	6,811,942	1,039,430
Total current assets	124,678,681	100,533,363
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $177,765,956 and $153,029,544, respectively	833,570,710	835,959,084
Operating lease right-of-use assets	10,669,431	20,410,037
Other fixed assets, net of accumulated depreciation of $1,067,000 and $832,541, respectively	549,855	740,654
Restricted cash - noncurrent	—	74,917
Deferred drydock costs, net	22,699,341	17,495,270
Deferred financing costs - Super Senior Facility	—	166,111
Advance for scrubbers, ballast water systems and other assets	2,860,736	26,707,700
Total noncurrent assets	870,350,073	901,553,773
Total assets	$995,028,754	$1,002,087,136
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,312,496	$13,483,397
Accrued interest	7,171,472	5,321,089
Other accrued liabilities	8,549,199	28,996,836
Fair value of derivative instruments - current	4,090,188	756,229
Current portion of operating lease liabilities	10,848,313	13,255,978
Unearned charter hire revenue	5,989,235	4,692,259
Current portion of long-term debt	39,244,297	35,709,394
Total current liabilities	89,205,200	102,215,182
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	172,932,556	175,867,310
Super Senior Facility, net of debt issuance costs	14,882,677	—
New Ultraco Debt Facility, net of debt issuance costs	139,546,175	141,396,770
Revolver loan under New Ultraco Debt Facility	35,000,000	—
Convertible Bond Debt, net of debt discount and debt issuance costs	95,660,779	92,803,144
Fair value of derivative instruments - non current	681,000	—
Operating lease liabilities	793,917	8,301,793
Total noncurrent liabilities	459,497,104	418,369,017
Total liabilities	548,702,304	520,584,199
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 10,279,698 and 10,214,600 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively *	102,797	102,146
Additional paid-in capital *	919,601,124	918,475,145
Accumulated deficit	(472,252,726)	(437,074,354)
Accumulated other comprehensive loss	(1,124,745)	—
Total stockholders' equity	446,326,450	481,502,937
Total liabilities and stockholders' equity	$995,028,754	$1,002,087,136

*Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(in U.S. dollars except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues, net	$68,182,301	$74,110,376	$199,952,404	$220,891,288

Voyage expenses	19,627,919	19,446,294	69,960,025	66,259,590
Vessel expenses	21,748,531	19,953,680	65,680,913	60,005,794
Charter hire expenses	5,060,503	11,345,615	15,820,809	34,017,002
Depreciation and amortization	12,617,803	10,055,938	37,587,477	29,224,368
General and administrative expenses	7,995,715	8,450,831	22,724,190	24,901,561
Operating lease impairment	—	—	352,368	—
Loss/(gain) on sale of vessels	389,207	(971,129)	389,207	(6,044,479)
Total operating expenses	67,439,678	68,281,229	212,514,989	208,363,836
Operating income/(loss)	742,623	5,829,147	(12,562,585)	12,527,452
Interest expense	8,954,200	8,117,293	26,883,094	21,612,451
Interest income	(23,644)	(640,220)	(236,633)	(1,467,702)
Loss on debt extinguishment	—	—	—	2,268,452
Realized and unrealized loss/(gain) on derivative instruments, net	2,971,353	2,915,063	(4,030,674)	639,913
Total other expense, net	11,901,909	10,392,136	22,615,787	23,053,114
Net loss	$(11,159,286)	$(4,562,989)	$(35,178,372)	$(10,525,662)

Weighted average shares outstanding*:
Basic	10,279,698	10,192,842	10,274,906	10,189,636
Diluted	10,279,698	10,192,842	10,274,906	10,189,636

Per share amounts*:
Basic net loss	$(1.09)	$(0.45)	$(3.42)	$(1.03)
Diluted net loss	$(1.09)	$(0.45)	$(3.42)	$(1.03)

*Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive loss
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(11,159,286)	$(4,562,989)	$(35,178,372)	$(10,525,662)

Other comprehensive loss
Net unrealized loss on cash flow hedges	(203,590)	—	(1,124,745)	—

Comprehensive loss	$(11,362,876)	$(4,562,989)	$(36,303,117)	$(10,525,662)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(in U.S. dollars except share and per share data)

	Common Stock*	Common Stock Amount*	Additional Paid-in Capital*	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance at December 31, 2019	10,214,600	$102,146	$918,475,145	$(437,074,354)	$—	$481,502,937
Net loss		—	—	(3,527,759)	—	(3,527,759)
Issuance of shares due to vesting of restricted shares	62,526	625	(625)	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	(271,868)	(271,868)
Cash used to settle net share equity awards	—	—	(1,161,301)	—	—	(1,161,301)
Stock-based compensation	—	—	836,200	—	—	836,200
Balance at March 31, 2020	10,277,126	$102,771	$918,149,419	$(440,602,113)	$(271,868)	$477,378,209
Net loss	—	—	—	(20,491,327)	—	(20,491,327)
Issuance of shares due to vesting of restricted shares	2,572	26	(26)	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	(649,287)	(649,287)
Stock-based compensation	—	—	723,223	—	—	723,223
Balance at June 30, 2020	10,279,698	$102,797	$918,872,616	$(461,093,440)	$(921,155)	$456,960,818
Net loss	—	—	—	(11,159,286)	—	(11,159,286)
Cash used to settle fractional shares in the Reverse Stock Split	—	—	(12,513)	—	—	(12,513)
Unrealized loss on cash flow hedges	—	—	—	—	(203,590)	(203,590)
Stock-based compensation	—	—	741,021	—	—	741,021
Balance at September 30, 2020	10,279,698	$102,797	$919,601,124	$(472,252,726)	$(1,124,745)	$446,326,450
*Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

	Common Stock*	Common Stock Amount*	Additional Paid-in Capital*	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	10,150,771	$101,508	$894,881,580	$(415,377,239)	$479,605,849
Net income	—	—	—	29,483	29,483
Issuance of shares due to vesting of restricted shares	41,859	419	(419)	—	—
Cash used to settle net share equity awards	—	—	(877,161)	—	(877,161)
Stock-based compensation	—	—	1,445,469	—	1,445,469
Balance at March 31, 2019	10,192,630	$101,927	$895,449,469	$(415,347,756)	$480,203,640
Net loss	—	—	—	(5,992,156)	(5,992,156)
Issuance of shares due to vesting of restricted shares	16	—	—	—	—
Cash used to settle net share equity awards	—	—	(536)	—	(536)
Stock-based compensation	—	—	1,227,210	—	1,227,210
Balance at June 30, 2019	10,192,646	$101,927	$896,676,143	$(421,339,912)	$475,438,158
Net income	—	—	—	(4,562,989)	$(4,562,989)
Proceeds received as per the Share Lending Agreement	—	—	35,829	—	35,829
Issuance of shares due to vesting of restricted shares and exercise of options	18,022	180	(180)	—	—
Equity component of Convertible Bond Debt, net of equity issuance costs	—	—	20,181,907	—	20,181,907
Cash used to settle net share equity awards	—	—	(471,236)	—	(471,236)
Stock-based compensation	—	—	1,155,223	—	1,155,223
Balance at September 30, 2019	10,210,668	$102,107	$917,577,686	$(425,902,901)	$491,776,892

*Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(35,178,372)	$(10,525,662)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	32,085,266	24,845,206
Amortization of operating lease right-of-use assets	9,388,238	9,480,487
Amortization of deferred drydocking costs	5,502,211	4,379,162
Amortization of debt discount and debt issuance costs	4,654,871	2,265,374
Loss on debt extinguishment	—	2,268,452
Loss/(gain) on sale of vessels	389,207	(6,044,479)
Operating lease impairment	352,368	—
Net unrealized loss on fair value of derivatives	2,677,003	138,354
Stock-based compensation expense	2,300,444	3,827,902
Drydocking expenditures	(10,830,172)	(6,062,439)
Changes in operating assets and liabilities:
Accounts payable	(4,135,537)	(1,799,292)
Accounts receivable	2,956,653	1,889,818
Accrued interest	1,850,383	5,927,043
Inventories	4,130,347	1,853,870
Operating lease liabilities current and non-current	(9,915,541)	(10,024,158)
Derivative asset, other current and non-current assets	(5,905,400)	(1,010,905)
Other accrued liabilities	(5,872,683)	144,279
Prepaid expenses	1,906,748	1,171,960
Unearned charter hire revenue	1,296,976	(3,770,762)
Net cash (used in)/provided by operating activities	(2,346,990)	18,954,210

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(605,660)	(81,365,090)
Advance paid for purchase of vessels, scrubbers and ballast water systems	(25,224,068)	(50,537,160)
Proceeds from hull and machinery insurance claims	3,749,779	2,112,426
Proceeds from sale of vessels	4,594,081	29,626,659
Purchase of other fixed assets	(43,659)	(228,122)
Net cash used in investing activities	(17,529,527)	(100,391,287)

Cash flows from financing activities:
Repayment of revolver loan under New First Lien Facility	—	(5,000,000)
Proceeds from the revolver loan under New First Lien Facility	—	5,000,000
Repayment of Original Ultraco Debt Facility	—	(82,600,000)
Proceeds from New Ultraco Debt Facility	22,550,000	153,440,000
Proceeds from Convertible Bond Debt, net of debt discount	—	112,482,586
Proceeds from Share Lending Agreement	—	35,829
Repayment of Norwegian Bond Debt	(4,000,000)	(4,000,000)
Repayment of term loan under New Ultraco Debt Facility	(20,923,319)	(10,097,342)
Proceeds from revolver facility under New Ultraco Debt Facility	55,000,000	—

Proceeds from Super Senior Facility	15,000,000	—
Repayment of revolver loan under New Ultraco Debt Facility	(20,000,000)	—
Repayment of New First Lien Facility - term loan	—	(60,000,000)
Debt issuance costs paid to lenders on New Ultraco Debt Facility	(381,471)	(3,156,250)
Cash used to settle net share equity awards	(1,161,301)	(877,697)
Cash used to settle fractional shares in the Reverse Stock Split	(12,513)	—
Other financing costs	(44,104)	(830,237)
Net cash provided by financing activities	46,027,292	104,396,889
Net increase in cash, cash equivalents and Restricted cash	26,150,775	22,959,812
Cash, cash equivalents and Restricted cash at beginning of period	59,130,285	78,163,638
Cash, cash equivalents and Restricted cash at end of period	$85,281,060	$101,123,450
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$20,377,697	$13,106,139
Accruals for scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$5,915,948	$8,867,952
Accruals for debt issuance costs included in Other accrued liabilities	$200,000	$418,224
Accrual for liability relating to taxes on net share equity awards included in Other accrued liabilities	$—	$471,236

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
As of September 30, 2020, the Company owned and operated a modern fleet of 49 oceangoing vessels, including 29 Supramax and 20 Ultramax vessels with a combined carrying capacity of 2,893,767 deadweight tonnage ("dwt") and an average age of approximately 9.3 years. Additionally, the Company charters-in three Ultramax vessels on a long term basis with remaining lease term of approximately one year and also charters-in vessels on a short term basis for a period less than one year.
For the three and nine months ended September 30, 2020 and 2019, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
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
Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company's issued and outstanding shares of common stock, par value $0.01 per share, as previously approved by our Board of Directors ( the "Board of Directors") and our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and the number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references herein to common stock and per share data for all periods presented in these condensed consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the Reverse Stock Split.

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a pandemic. In response to the pandemic, many countries, ports and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the pandemic, such as quarantines and travel restrictions. Such measures have caused and will likely continue to cause severe trade disruptions. The extent to which COVID-19 will impact the Company's results of operations and financial condition, including possible vessel impairments, will depend on future developments including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, among others. Accordingly, an estimate of the impact cannot be made at this time.

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

Note 2. Recent Accounting Pronouncements

Leases

    On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, "Leases", ("ASC 842"). ASC 842 revises the accounting for leases. Under the new lease standard, lessees are required to recognize an operating lease right-of-use assets and a lease liabilities for substantially all leases. The new lease standard will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The accounting applied by a lessor under the new guidance will be substantially equivalent to current lease accounting guidance.

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

    The adoption of ASC 842 did not materially impact our accounting for time charter out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of revenues, net in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019.

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
Office leases

    On October 15, 2015, the Company entered into a commercial lease agreement as a sublessee for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by cash collateral of $74,917 which is recorded as Restricted cash - noncurrent in the accompanying condensed consolidated balance sheet as of December 31, 2019. In November 2018, the Company entered into an office lease agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. The Company determined the two office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019.
On July 27, 2020, the lessor on our office sublease in Stamford, Connecticut filed for Chapter 11 reorganization in the U.S. Bankruptcy Court in Birmingham, Alabama. The lessor also filed a motion to reject the prime lease with the landlord as well as the sublease with the Company. Subsequently, the bankruptcy court granted the motion and the prime lease and the sublease were cancelled as of the date of the petition. As a result, the letter of credit of $74,917 associated with the sublease was cancelled and it is included in the Cash and cash equivalents as of September 30, 2020. On September 21, 2020, the primary landlord assumed the sublease with the existing lease terms.
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

Operating lease right-of-use assets and lease liabilities as of September 30, 2020 and December 31, 2019 are as follows:

Description	Location in Balance Sheet	September 30, 2020 (1)	December 31, 2019 (1)
Assets:
Chartered-in contracts greater than 12 months (2)	Operating lease right-of-use assets	$9,171,817	$18,442,965
Office leases	Operating lease right-of-use assets	1,497,614	1,967,072
Operating lease right-of-use assets		$10,669,431	$20,410,037

Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$10,151,384	$12,622,524
Office leases	Current portion of operating lease liabilities	696,929	633,454
Lease liabilities - current portion		$10,848,313	$13,255,978

Chartered-in contracts greater than 12 months	Operating lease liabilities	$—	$6,974,943
Office leases	Operating lease liabilities	793,917	1,326,850
Lease liabilities - noncurrent portion		$793,917	$8,301,793

(1) The Operating lease right-of-use assets and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 5.05% to 6.08%. The weighted average discount rate used to calculate the lease liability was 5.50%.

(2) During the second quarter of 2020, the Company determined that there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million. The operating lease impairment was included as a component of Operating (loss)/income in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

The table below presents the components of the Company’s lease expenses and sublease income on a gross basis earned from chartered-in contracts greater than 12 months for the three and nine months ended September 30, 2020 and 2019.

		Three Months Ended		Nine Months Ended
Description	Location in Statement of Operations	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$2,560,224	$7,977,490	$6,348,081	$24,022,456
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	2,500,279	3,368,125	9,472,728	9,994,546
		$5,060,503	$11,345,615	$15,820,809	$34,017,002
Lease expense for office leases	General and administrative expenses	185,525	182,171	548,349	537,527
Sublease income from chartered-in contracts greater than 12 months *	Revenues, net	$1,308,833	$1,353,020	$6,598,871	$7,194,837

* The sublease income represents only time charter revenue earned on the chartered-in contracts with terms more than 12 months. There is additional revenue earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019.

The cash paid for operating leases with terms greater than 12 months is $2.9 million and $9.9 million for the three and nine months ended September 30, 2020, respectively.

The cash paid for operating leases with terms greater than 12 months is $3.7 million and $11.2 million for the three and nine months ended September 30, 2019, respectively.

The Company did not enter into any operating leases greater than 12 months for the three and nine months ended September 30, 2020.

The weighted average remaining lease term on our chartered-in contracts greater than 12 months is 12.6 months.

The table below provides the total amount of lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of September 30, 2020:

Year	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases

Discount rate upon adoption	5.37%	5.80%	5.48%

Three months ending December 31, 2020	$3,287,395	$185,525	$3,472,920
2021	6,982,810	700,257	7,683,067
2022		483,048	483,048
2023		244,878	244,878
	$10,270,205	$1,613,708	$11,883,913

Present value of lease liability	$10,151,384	$1,490,846	$11,642,230

Lease liabilities - short term	$10,151,384	$696,929	$10,848,313
Lease liabilities - long term	—	793,917	793,917
Total lease liabilities	$10,151,384	$1,490,846	$11,642,230

Discount based on incremental borrowing rate	$118,821	$122,862	$241,683

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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three and nine months ended September 30, 2020 was $0.6 million and $4.6 million, respectively. The amount of revenue earned as demurrage or despatch paid by the Company for the three and nine months ended September 30, 2019 was $1.8 million and $7.8 million, respectively.
    The following table shows the revenues earned from time charters and voyage charters for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Time charters	$25,279,434	$37,086,461	$73,798,878	$96,728,727
Voyage charters	42,902,867	37,023,915	126,153,526	124,162,561
	$68,182,301	$74,110,376	$199,952,404	$220,891,288
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of September 30, 2020, the Company recognized $0.3 million of deferred costs which represents bunker expenses and charter-hire expenses incurred prior to commencement of loading. These costs are recorded in Other current assets on the Condensed Consolidated Balance Sheet.
Financial Instruments - Credit Losses
On January 1, 2020, the Company adopted ASC 2016-13, "Financial Instruments - Credit Losses" ("ASC 326"). The accounting standard amended the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses which will result in more timely recognition of such losses. The Company adopted the accounting standard using the prospective transition approach as of January 1, 2020. The cumulative effect upon adoption was not material to our condensed consolidated financial statements.
The adoption of ASC 326 primarily impacted our trade receivables recorded on our Condensed Consolidated Balance Sheet as of September 30, 2020. The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expense in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the three and nine months ended September 30, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $2.3 million as of September 30, 2020 and $2.5 million as of December 31, 2019.
Accounting Standards issued but not yet adopted
The FASB has issued accounting standards that had not yet become effective as of September 30, 2020 and may impact the Company’s consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below.
Accounting standards effective in 2021
In August 2020, the FASB issued ASC No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU's guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, the entity will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. ASU 2020-06 is effective for all public entities for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the adoption of ASU 2020-06 on its Convertible Bond Debt.

Note 3. Vessels
Vessel and Vessel Improvements
    As of September 30, 2020, the Company’s owned operating fleet consisted of 49 drybulk vessels.
On July 9, 2020, the Company signed a memorandum of agreement to sell the vessel Goldeneye for net proceeds of $4.6 million after brokerage commission and associated selling expenses. The vessel was delivered to the buyers on August 7, 2020. The Company recorded a loss of approximately $0.1 million in the third quarter of 2020 in connection with the sale of this vessel. The proceeds were recorded as Restricted cash - current in the Condensed Consolidated Balance Sheet as of September 30, 2020. A portion of the proceeds was used towards partial financing of scrubbers.
On September 2, 2020, the Company signed a memorandum of agreement to sell the vessel Skua for net proceeds of $5.1 million after brokerage commissions and associated selling expenses. The vessel is expected to be delivered to the buyer in the fourth quarter of 2020. The Company recorded a loss of $0.3 million in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 in connection with the sale of this vessel. The Company recorded the carrying amount of the vessel as Vessel held for sale in its Condensed Consolidated Balance Sheet as of September 30, 2020.

During the third quarter of 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers, which were fitted on the Company's vessels. The actual costs, including installation, were approximately $2.4 million per scrubber. During the second quarter of 2020, the Company completed and commissioned all 37 scrubbers and recorded $88.4 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheet as of September 30, 2020.

During the third quarter of 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on 39 of our owned vessels. The projected costs, including installation, are approximately $0.5 million per BWTS. The Company intends to complete the installations during scheduled drydockings. The Company completed installation of BWTS on 15 vessels and recorded $6.8 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheet as of September 30, 2020. Additionally, the Company recorded $2.8 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Condensed Consolidated Balance Sheet as of September 30, 2020. During the second quarter of 2020, the Company applied for and received extensions from the United States Coast Guard of up to one year for BWTS installation on 18 of our vessels. Additionally, the Company cancelled the BWTS installation orders on three of its vessels.
The Vessels and vessel improvements activity for the nine months ended September 30, 2020 is below:

Vessels and vessel improvements, at December 31, 2019	$835,959,084
Purchase of vessel improvements	605,660
Sale of vessel	(4,552,628)
Vessel held for sale	(5,475,370)
Scrubbers and BWTS	38,884,772
Depreciation expense	(31,850,808)
Vessels and vessel improvements, at September 30, 2020	$833,570,710

Note 4. Debt

	September 30, 2020	December 31, 2019
Convertible Bond Debt	$114,120,000	$114,120,000
Debt discount and debt issuance costs - Convertible Bond Debt	(18,459,221)	(21,316,856)
Convertible Bond Debt, net of debt discount and debt issuance costs	95,660,779	92,803,144
Norwegian Bond Debt	184,000,000	188,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(3,067,444)	(4,132,690)
Less: Current portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	172,932,556	175,867,310
New Ultraco Debt Facility	174,240,668	172,613,988
Revolver loan under New Ultraco Debt Facility	35,000,000	—
Debt discount and Debt issuance costs - New Ultraco Debt Facility	(3,450,196)	(3,507,824)
Less: Current portion - New Ultraco Debt Facility	(31,244,297)	(27,709,394)
New Ultraco Debt Facility, net of debt discount and debt issuance costs	174,546,175	141,396,770
Super Senior Facility	15,000,000	—
Debt issuance costs - Super Senior Facility	(117,323)	—
Super Senior Facility, net of debt discount and debt issuance costs	14,882,677	—
Total long-term debt	$458,022,187	$410,067,224

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

    Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The conversion rate of the Convertible Bond Debt after adjusting for the Reverse Stock Split effected on September 15, 2020 is 25.453 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt (which is equivalent to a conversion price of approximately $39.29 per share of its common stock).

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

Share Lending Agreement

    In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the "Share Lending Agreement") to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, LP, one of the Company’s shareholders. The number of shares under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of September 30, 2020, the fair value of the 0.5 million outstanding loaned shares was $8.4 million based on the closing price of the common stock on September 30, 2020. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

    While the Share Lending Agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of JCS in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of borrowed shares, the loaned shares are not considered issued and outstanding for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share. If JCS were to file bankruptcy or commence similar administrative, liquidating or restructuring proceedings, the Company will have to consider 0.5 million shares lent to JCS as issued and outstanding for the purposes of calculating earnings per share.

New Ultraco Debt Facility

    On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a senior secured credit facility, (the "New Ultraco Debt Facility"), which provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million, of which $20.0 million was available as of September 30, 2020. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility (as defined below) and the New First Lien Facility (as defined below) in full and for general corporate purposes. Subject to certain conditions set forth in the New Ultraco Debt Facility, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

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

On June 9, 2020, Ultraco, the Company, and certain initial and additional guarantors entered into the Third Amendment (the "Third Amendment") to the New Ultraco Debt Facility to provide for incremental commitments and pursuant to which on June 12, 2020, Ultraco borrowed $22.6 million for general corporate purposes which was secured by two Ultramaxes already owned by the Company, the M/V Hong Kong Eagle and M/V Santos Eagle. The Company paid $0.4 million as debt issuance costs to the lenders. The Company incurred an additional $0.3 million as deferred financing costs in relation to the transaction.

During the third quarter of 2020, the Company repaid $20.0 million of the outstanding revolver debt under the New Ultraco Debt Facility. As of September 30, 2020, the availability under the revolver facility is $20.0 million.

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

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco (as defined below) and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary, to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the New Ultraco Debt Facility requires the Company, on a consolidated basis, excluding any Restricted

Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The New Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Guarantors. The Company is in compliance with its financial covenants under the New Ultraco Debt Facility as of September 30, 2020.

Norwegian Bond Debt

On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200,000,000 in aggregate principal amount of 8.25% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"). After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds were approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding, including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction. Interest on the Bonds accrues at a rate of 8.25% per annum and the Bonds will mature on November 28, 2022. The Norwegian Bond Debt is guaranteed by the Issuer's subsidiaries and secured by mortgages over 23 vessels (the "Shipco Vessels"), pledges of the equity of the Issuer and its subsidiaries and certain assignments.

The Issuer may redeem some or all of the outstanding Bonds on the terms and conditions and prices set forth in the bond terms. Upon a change of control of the Company, each holder of the Bonds has the right to require that the Issuer purchase all or some of the Bonds held by such holder at a price equal to 101% of the nominal amount, plus accrued interest.

The bond terms contain certain financial covenants that the Issuer’s leverage ratio, defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels, must not exceed 75%, and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Shipco is in compliance with its financial covenants under the bond terms as of September 30, 2020.

    In the third quarter of 2020, the Company sold one vessel, Goldeneye, for net proceeds of $4.6 million. During 2019, the Company sold four vessels, Kestrel, Thrasher, Condor and Merlin, for combined net proceeds of $29.6 million. Additionally, the Company sold one vessel, Thrush, in 2018 for net proceeds of $10.8 million. Pursuant to the bond terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco and for partial funding of scrubbers. As a result, the Company recorded the proceeds from the sale of these vessels as restricted cash - current in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. During the fourth quarter of 2019, Shipco acquired one modern Ultramax vessel for $20.1 million which was paid from the restricted cash - current. As of September 30, 2020, the Company used $23.4 million of proceeds received from the sale of Shipco Vessels for the purchase of scrubbers.

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

As of September 30, 2020, $15.0 million was drawn down to be used for general corporate purposes.

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

    The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, limit Shipco’s and its subsidiaries’ ability to, among other things, do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants under the Super Senior Facility as of September 30, 2020.

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

On January 25, 2019, the Company repaid the outstanding balances of the Term Loan and the Revolving Loan together with accrued interest as of that date and discharged the debt under the New First Lien Facility in full from the proceeds of the New Ultraco Debt Facility. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.1 million, representing the outstanding balance of debt issuance costs, as a loss on debt extinguishment in the Consolidated Statement of Operations for the nine months ended September 30, 2019.

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

Interest Rates

2020

For the three and nine months ended September 30, 2020, the interest rate on the Convertible Bond Debt was 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 10.14%.

For the three months ended September 30, 2020, the interest rate on the New Ultraco Debt Facility ranged from 2.73% to 4.28%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.56%.

For the nine months ended September 30, 2020, the interest rate on the New Ultraco Debt Facility ranged from 2.73% to 4.68%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40%

of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 4.23%.

For the three and nine months ended September 30, 2020, the interest rate on our outstanding debt under the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 9.01% and 8.96%, respectively.

For the three and nine months ended September 30, 2020, the interest rate on our outstanding debt under the Super Senior Facility ranged between 2.43% and 2.89%. The weighted average effective interest rate including the amortization of debt issuance costs for these periods was 2.79% and 3.19%, respectively. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

2019

    For the three and nine months ended September 30, 2019, the interest rate on the New First Lien Facility, which was repaid on January 25, 2019 ranged between 5.89% and 6.01%, including a margin over LIBOR applicable under the terms of the New First Lien Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New First Lien Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 6.45%.

For the three and nine months ended September 30, 2019, the interest rate on the Convertible Bond Debt was 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 10.14%.

For the three months ended September 30, 2019, the interest rate on the New Ultraco Debt Facility ranged between 4.68% to 4.76% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.27%.

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

For the three and nine months ended September 30, 2019, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 9.07% and 8.97%, respectively.

    For the three and nine months ended September 30, 2019, the interest rate on the Original Ultraco Debt Facility, which was repaid on January 25, 2019, was 5.28% including a margin over LIBOR and commitment fees of 40% of the margin on the undrawn portion of the facility. The weighted average effective interest rate for this period was 6.80%.

The following table summarizes the Company’s total interest expense for:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
New First Lien Facility interest	$—	$—	$—	$293,544
Convertible Bond Debt interest	1,426,500	951,050	4,279,450	951,050
New Ultraco Debt Facility interest	1,946,446	1,781,577	6,052,556	5,122,441
Norwegian Bond Debt interest	3,879,333	4,077,332	11,575,667	12,133,000
Original Ultraco Debt Facility interest	—	—	—	362,257
Super Senior Facility interest	93,121	—	123,727	—
Amortization of debt discount and debt issuance costs	1,608,800	1,136,445	4,654,871	2,265,374
Commitment fees on revolving credit facilities	—	170,889	196,823	484,785
Total Interest expense	$8,954,200	$8,117,293	$26,883,094	$21,612,451

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations:

	Norwegian Bond Debt	Super Senior Facility	New Ultraco Debt Facility	Convertible Bond Debt	Total
Three months ending December 31, 2020	$4,000,000	$—	$7,811,074	$—	$11,811,074
2021	8,000,000	—	31,244,297	—	39,244,297
2022	172,000,000	15,000,000	31,244,297	—	218,244,297
2023	—	—	31,244,297	—	31,244,297
2024	—	—	107,696,703	114,120,000	221,816,703
	$184,000,000	$15,000,000	$209,240,668	$114,120,000	$522,360,668

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
Tabular disclosure of derivatives location
The following table summarizes the interest rate swaps in place as of September 30, 2020 and December 31, 2019.

Interest Rate Swap detail				Notional Amount outstanding
Trade date	Fixed rate	Start date	End date	September 30, 2020	December 31, 2019

March 31, 2020	0.64%	July 27, 2020	January 26, 2024	$76,101,584	$—
April 15, 2020	0.58%	July 27, 2020	January 26, 2024	38,050,792	—
June 25, 2020	0.50%	July 27, 2020	January 26, 2024	60,088,292	—
				$174,240,668	$—
Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive loss. The estimated loss that is currently recorded in Accumulated other comprehensive loss as of September 30, 2020 that is expected to be reclassified into the earnings within the next twelve months is $0.5 million. No portion of the cash flow hedges was ineffective during the three and nine months ended September 30, 2020.
The effect of derivative instruments on the Statement of Operations for the three and nine months ended September 30, 2020 is below:

Derivatives designated as hedging instruments	Location of loss in Statements of Operations	Effective portion of loss reclassified from Accumulated other Comprehensive loss
		Three Months Ended		Nine Months Ended
		September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Interest rate swaps	Interest expense	$105,114	$—	$105,114	$—

The following table shows the interest rate swap liabilities as of September 30, 2020 and December 31, 2019:

Derivatives designated as hedging instruments	Balance Sheet location	September 30, 2020	December 31, 2019

Interest rate swap	Fair value of derivative instruments - current	$443,745	$—

Interest rate swap	Fair value of derivative instruments - noncurrent	$681,000	$—
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

For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties. As of September 30, 2020, the Company has International Swaps and Derivatives Association ("ISDA") agreements with two applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties. As of September 30, 2020, no collateral had been received or pledged related to these derivative instruments.

As of September 30, 2020, the Company had outstanding bunker swap agreements to purchase 3,000 metric tons of high sulfur fuel oil with prices ranging between $266 and $290 and sell 3,000 metric tons of low sulfur fuel oil with prices ranging between $446 and $467 per metric ton, that are expiring at December 31, 2020. The volume represents less than 10% of our estimated consumption on our fleet for the year. The Company had outstanding bunker swap agreements to purchase 10,350 metric tons of low sulfur fuel oil with prices ranging between $186 and $524 per metric ton, that are expiring at December 31, 2020. In addition, the Company had outstanding bunker swap agreements to purchase 2,700 metric tons of low sulfur fuel oil with prices ranging between $282 and $332 per metric ton, that are expiring at December 31, 2021. For the bunker swaps that expired on September 30, 2020, a payable of $0.3 million for realized losses was recorded within Fair value of derivative instruments - current in the Condensed Consolidated Balance Sheet.

As of September 30, 2020, the Company entered into FFAs for 2,025 days covering the time period of October to December 2020 (between 15 and 30 days per month), expiring at the end of each calendar month during 2020. The FFA contract prices range from $7,700 to $11,650 per day. The Company will realize a gain or loss on these FFAs based on the price differential between the average daily BSI rate and the FFA contract price. The gains or losses are recorded in Other expense, net in the Condensed Consolidated Statement of Operations.

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Balance Sheets is as follows

		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as hedging instruments	Location of (gain)/loss in Statements of Operations	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
FFAs - realized loss	Realized and unrealized loss/(gain) on derivative instruments, net	$2,088,537	$657,288	$1,404,060	$341,019
FFAs - unrealized loss	Realized and unrealized loss/(gain) on derivative instruments, net	1,230,727	1,412,731	3,327,509	598,007
Bunker swaps - realized (gain)/loss	Realized and unrealized loss/(gain) on derivative instruments, net	(1,059,570)	148,606	(8,295,136)	79,269
Bunker swaps - unrealized loss/(gain)	Realized and unrealized loss/(gain) on derivative instruments, net	711,659	696,438	(467,107)	(378,382)
Total		$2,971,353	$2,915,063	$(4,030,674)	$639,913

Derivatives not designated as hedging instruments	Balance Sheet location	September 30, 2020	December 31, 2019
FFAs - Unrealized gain	Derivative asset and other current assets	$62,310	$475,650
FFAs - Unrealized loss	Fair value of derivatives - current	2,730,770	—
Bunker swaps - Unrealized gain	Derivative asset and other current assets	370,360	96,043
Bunker swaps - Unrealized loss	Fair value of derivatives - current	548,754	756,229

Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreements executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of September 30, 2020 and December 31, 2019, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $2.5 million and $0.6 million, respectively, which is recorded within Derivative asset and other current assets in the Condensed Consolidated Balance Sheets.

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

    Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our short-term investments and debt balances under the Convertible Bond Debt, Norwegian Bond Debt, Super Senior Facility, and the New Ultraco Debt Facility. Freight forward agreements, bunker swaps and interest rate swaps are considered to be a Level 2 item as the Company, using the income approach to value the derivatives, uses observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. See Note 5 Derivative Instruments.

    Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

During the second quarter of 2020, the Company determined there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million in the second quarter of 2020. The operating lease impairment was included as a component of Operating income/(loss) in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.

September 30, 2020

		Fair Value
	Carrying Value (5)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$85,281,060	$85,281,060	$—
Liabilities
Norwegian Bond Debt (2)	184,000,000	—	174,110,000
New Ultraco Debt Facility (3)	209,240,668	—	209,240,668
Super Senior Facility (3)	15,000,000	—	15,000,000
Convertible Bond Debt (4)	114,120,000	—	87,159,150

December 31, 2019

		Fair Value
	Carrying Value (5)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$59,130,285	$59,130,285	$—
Liabilities
Norwegian Bond Debt (2)	188,000,000	—	192,626,680
New Ultraco Debt Facility (3)	172,613,988	—	172,613,988
Convertible Bond Debt (4)	114,120,000	—	118,844,868

(1) Includes restricted cash (current and non-current) of $1.9 million at September 30, 2020 and $5.5 million at December 31, 2019.
(2) The fair value of the Norwegian Bond Debt is based on the last trades on September 15, 2020 and December 31, 2019 on Bloomberg.com.
(3) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on September 30, 2020.
(4) The fair value of the Convertible Bond Debt is based on the last trade on October 6, 2020 and November 21, 2019 on Bloomberg.com.
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

Note 8. Net loss per Common Share
The computation of basic net loss per share is based on the weighted average number of common stock outstanding for the three and nine months ended September 30, 2020 and 2019. Diluted net loss per share gives effect to restricted stock awards and stock options using the treasury stock method, unless the impact is anti-dilutive. Diluted net loss per share as of September 30, 2020 does not include 222,775 restricted stock awards, 326,024 stock options and 21,752 warrants, as their effect was anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of the Basic loss per share for the three and nine months ended September 30, 2020. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and did not include the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted loss per share for the three and nine months ended September 30, 2020 as their effect was anti-dilutive. Diluted net loss per share as of September 30, 2019 does not include 219,576 stock awards, 326,399 stock options and 21,752 warrants, as their effect was anti-dilutive.
The following table summarizes the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(11,159,286)	$(4,562,989)	$(35,178,372)	$(10,525,662)
Weighted Average Shares - Basic *	10,279,698	10,192,842	10,274,906	10,189,636
Dilutive effect of stock options and restricted stock units	—	—	—	—
Weighted Average Shares - Diluted *	10,279,698	10,192,842	10,274,906	10,189,636
Basic loss per share *	$(1.09)	$(0.45)	$(3.42)	$(1.03)
Diluted loss per share *	$(1.09)	$(0.45)	$(3.42)	$(1.03)

*Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020. See Note 1.

Note 9. Stock Incentive Plans
As a result of the Reverse Stock Split, proportional adjustments were made to the Company's issued and outstanding common stock and to its common stock underlying stock options and other common stock-based equity grants outstanding immediately prior to the effectiveness of the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. All references herein to common stock and per share data presented in this footnote have been retrospectively adjusted to reflect the Reverse Stock Split.
On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 764,087 shares of common stock adjusted for the Reverse Stock Split, which may be issued under the 2016 Plan. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2020 at the fair market value equivalent to the maximum statutory withholding obligation and remitted that amount in cash to the appropriate taxation authorities. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 357,142 shares to a maximum of 1,121,229 shares of common stock.
On January 2, 2020, the Company granted 53,178 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on January 2, 2020 was $1.7 million. The shares will vest in equal installments over a three-year term. Additionally, the Company granted 4,037 common stock to its board of directors. The fair value of the grant based on the closing share price of January 2, 2020 was $0.1 million. The shares vested immediately. The amortization of the above grants is $0.3 million and $0.9 million, respectively for the three and nine months ended September 30, 2020, which is included in the general and administrative expenses in the Condensed Consolidated Statements of Operations.
During the second quarter of 2020, the Company granted 50,713 restricted shares to certain of its employees under the 2016 Plan. The fair value of the grant based on the closing share price on grant date was $0.6 million. The shares will vest in equal installments over a three-year term beginning January 2, 2020. The amortization of the above grants included in the general and administrative expenses in Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 was $0.1 million and $0.2 million, respectively.
As of September 30, 2020 and December 31, 2019, stock awards covering a total of 222,775 and 222,786 of the Company’s common stock, respectively, are outstanding under the 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in general and administrative expenses the fair value of non-vested stock awards at the grant date.
As of September 30, 2020 and December 31, 2019, vested options covering 316,024 and 289,845 of the Company’s common stock, respectively, are outstanding with exercise prices ranging from $29.96 to $38.92 per share.
As of September 30, 2020 and December 31, 2019, unvested options covering 10,000 and 36,553 of the Company's common stock, respectively, are outstanding with exercise prices ranging from $29.96 to $38.92 per share. The options vest and become exercisable in four equal installments beginning on the grant date. All options expire within 5 years from the effective date.
    Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock awards /Stock Option Plans	$741,020	$1,155,223	$2,300,444	$3,827,902

The future compensation to be recognized for all the grants issued including the grants issued on January 2, 2020, for the three months ending December 31, 2020, and the years ending December 31, 2021 and 2022 will be $0.7 million, $1.1 million and $0.3 million, respectively.

Note 10. Cash, cash equivalents, and Restricted cash

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018

Cash and cash equivalents	$83,408,816	$53,583,898	$71,537,108	$67,209,753

Restricted cash - current	1,872,244	5,471,470	—	—
Restricted cash - noncurrent	—	74,917	29,586,342	10,953,885
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$85,281,060	$59,130,285	$101,123,450	$78,163,638

Amounts included in restricted cash represent the letter of credit on our office leases and the cash required to be set aside by the Norwegian Bond Debt, as defined in Note 4 above. The restriction lapsed when the funds were used for the purchase of one Ultramax vessel or the installation of scrubbers.

Note 11. Subsequent Events

On October 23, 2020, the Company signed memorandums of agreement to sell the vessels Osprey and Shrike for $4.7 million and $5.3 million, respectively before brokerage commissions and associated selling expenses. Both vessels are expected to be delivered to their respective buyers in the fourth quarter of 2020. In connection with the sale of these vessels, the Company expects to record a loss of approximately $0.4 million after associated selling costs and related drydock costs in the fourth quarter of 2020. The proceeds will be recorded as Restricted cash - current in the Condensed Consolidated Balance Sheet as of December 31, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2019, which were included in our Form 10-K, filed with the SEC on March 12, 2020. For further discussion regarding our results of operations for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services, and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of September 30, 2020, we owned and operated a modern fleet of 49 Supramax/Ultramax dry bulk vessels. We chartered-in three Ultramax vessels which have a remaining term of approximately one year. In addition, the Company charters in third-party vessels on a short to medium term basis.
Our owned fleet totals 49 vessels, with an aggregate carrying capacity of 2,893,767 dwt and an average age of 9.3 years as of September 30, 2020.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of September 30, 2020:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Oct 2020	Voyage

Canary	2009	57,809	Nov 2020	Voyage

Cape Town Eagle	2015	63,707	Nov 2020	$11,000

Cardinal	2004	55,362	Nov 2020	Voyage

Copenhagen Eagle	2015	63,495	Nov 2020	$21,500

Crane	2010	57,809	Dec 2020	$1,666	(1)

Crested Eagle	2009	55,989	Nov 2020	Voyage

Crowned Eagle	2008	55,940	Oct 2020	$7,000

Dublin Eagle	2015	63,550	Oct 2020	$15,000

Egret Bulker	2010	57,809	Oct 2020	$15,900

Fairfield Eagle	2013	63,301	Dec 2020	$12,000

Gannet Bulker	2010	57,809	Oct 2020	$9,500

Golden Eagle	2010	55,989	Nov 2020	Voyage

Grebe Bulker	2010	57,809	Nov 2020	$16,300

Greenwich Eagle	2013	63,301	Jan 2021	$15,000

Groton Eagle	2013	63,301	Oct 2020	Voyage

Hamburg Eagle	2014	63,334	Dec 2020	$10,000

Hawk I	2001	50,296	Nov 2020	$10,750

Hong Kong Eagle	2016	63,472	Oct 2020	Voyage

Ibis Bulker	2010	57,809	Oct 2020	$7,500	(2)

Imperial Eagle	2010	55,989	Oct 2020	$2,300	(3)

Jaeger	2004	52,483	Oct 2020	Voyage

Jay	2010	57,809	Oct 2020	Voyage

Kingfisher	2010	57,809	Nov 2020	$3,500	(4)

Madison Eagle	2013	63,301	Oct 2020	Voyage

Martin	2010	57,809	Oct 2020	Drydock	(5)

Mystic Eagle	2013	63,301	Oct 2020	Voyage

New London Eagle	2015	63,140	Oct 2020	$8,170

Nighthawk	2011	57,809	Oct 2020	$12,750

Oriole	2011	57,809	Oct 2020	Voyage

Osprey I	2002	50,206	Oct 2020	Voyage	(6)

Owl	2011	57,809	Oct 2020	$15,000

Petrel Bulker	2011	57,809	Oct 2020	Voyage

Puffin Bulker	2011	57,809	Oct 2020	Voyage

Roadrunner Bulker	2011	57,809	Nov 2020	$9,400

Rowayton Eagle	2013	63,301	Oct 2020	$17,500

Sandpiper Bulker	2011	57,809	Oct 2020	$9,000

Santos Eagle	2015	63,537	Nov 2020	$22,000

Shanghai Eagle	2016	63,438	Nov 2020	Voyage

Shrike	2003	53,343	Oct 2020	$10,300	(6)

Singapore Eagle	2017	63,386	Oct 2020	Voyage

Skua	2003	53,350	Oct 2020	$15,000	(7)

Southport Eagle	2013	63,301	Dec 2020	$21,000

Stamford Eagle	2016	61,530	Oct 2020	$8,500

Stellar Eagle	2009	55,989	Oct 2020	Voyage

Stonington Eagle	2012	63,301	Oct 2020	Voyage

Sydney Eagle	2015	63,523	Oct 2020	$11,000

Tern	2003	50,209	Oct 2020	Voyage

Westport Eagle	2015	63,344	Oct 2020	$23,000
(1)The vessel is contracted to continue the existing time charter at an increased daily rate of $10,000 after November 20, 2020.
(2)The vessel is contracted to continue the existing time charter at an increased daily rate of $12,750 after October 27, 2020.
(3)The vessel is contracted to continue the existing time charter at an increased daily rate of $10,750 after October 16, 2020.
(4)The vessel is contracted to continue the existing time charter at an increased daily rate of $10,750 after November 14, 2020.
(5)The vessel is at a shipyard undergoing drydock repairs as of September 30, 2020.
(6)The Company signed memorandums of agreement to sell the vessels Osprey and Shrike on October 23, 2020. The vessels are expected to be delivered to their respective buyers in the fourth quarter of 2020.
(7)The Company signed a memorandum of agreement to sell the vessel Skua on September 2, 2020. The vessel is expected to be delivered to the buyer in the fourth quarter of 2020. The Company recorded the carrying amount of the vessel as Vessel held for sale in its Consolidated Balance Sheet as of September 30, 2020.

Business Outlook

In the first half of 2020, the charter hire rates have been significantly impacted by various factors, including the outbreak of COVID-19, which has caused restrictions and/or closures of mines, factories, ports around the world. We believe the outbreak of COVID-19, and its impact to the global economy, is the primary reason why charter hire rates have been weak during the first half of 2020.

During the third quarter of 2020, freight markets saw a strong rebound from the low point in the second quarter as demand for the major bulk commodities recovered, especially for imports into China. The gross BSI averaged $9,931/day during the third quarter of 2020, up 81% quarter-on-quarter but down 21% year-on-year. Currently, the market outlook is stronger with the forward BSI curve indicating rates of approximately $10,000/day for the fourth quarter.

In addition, the spread of COVID-19 has impacted our business and may continue to do so. As a result of the spread of COVID-19, the Company has incurred some additional crewing expenses relating to procurement of personal protective equipment, COVID-19 testing, and crew travel, which is included in our vessel expenses for the three months and nine months ended September 30, 2020 in our Condensed Consolidated Statement of Operations. Additionally, the Company experienced some delays in drydocking and BWTS installations, operations and crew changes due to quarantine regulations and COVID-19 testing and resulting offhire days. For additional discussion regarding the impact of COVID-19, see “—Liquidity and Capital Resources—Summary of Liquidity and Capital Resources” and “Item 1A Risk Factors.”

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

Results of Operations for the three and nine months ended September 30, 2020:
Fleet Data
    We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Ownership Days	4,546	4,156	13,646	12,485
Chartered-in Days	535	931	1,664	2,937
Available Days	4,940	4,780	14,818	14,856
Operating Days	4,905	4,738	14,698	14,742
Fleet Utilization (%)	99.3%	99.1%	99.2%	99.2%

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
•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine months ended September 30, 2020, the Company completed drydock for eight vessels and one vessel was in drydock as of September 30, 2020.
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

The following table represents Net charter hire income (a non-GAAP measure) for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues, net	68,182,301	74,110,376	$199,952,404	$220,891,288
Less: Voyage expenses	19,627,919	19,446,294	69,960,025	66,259,590
Less: Charter hire expenses	5,060,503	11,345,615	15,820,809	34,017,002
Net charter hire income	$43,493,879	$43,318,467	$114,171,570	$120,614,696

% Net charter hire income from
Time charters	51%	69%	52%	62%
Voyage charters	49%	31%	48%	38%

Revenues
    Our revenues are derived from time and voyage charters. Net time and voyage charter revenues for the three months ended September 30, 2020 were $68.2 million compared with $74.1 million recorded in the comparable quarter in 2019. The decrease in revenues was primarily attributable to lower charter rates as a result of COVID-19 and lower chartered-in days offset by an increase in owned days due to the acquisition of six Ultramax vessels in the second half of 2019. The available days for the three months ended September 30, 2020 were impacted by offhire days relating to delays in crew changes as a result of COVID-19.
Net time and voyage charter revenues for the nine months ended September 30, 2020 and 2019 were $200.0 million and $220.9 million, respectively. The decrease in revenues was primarily due to lower charter rates offset by a higher number of freight voyages performed, which gross up both revenue and voyage expenses. The available days remained flat year over year.
Voyage expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel's account. Voyage expenses for the three months ended September 30, 2020 were $19.6 million, compared to $19.4 million in the comparable quarter in 2019. The increase was mainly attributable to an increase in the number of voyage charters performed offset by a decrease in bunker consumption expense due to lower bunker prices as a result of COVID-19.

Voyage expenses for the nine months ended September 30, 2020 and 2019 were $70.0 million and $66.3 million respectively. The increase was primarily due to an increase in the number of voyage charters performed offset by a decrease in bunker consumption expense due to lower bunker prices as a result of COVID-19.

Vessel expenses

Vessel expenses for the three months ended September 30, 2020 were $21.7 million compared to $20.0 million in the comparable quarter in 2019. The increase in vessel expenses was primarily attributable to an increase in ownership days after the purchase of six Ultramax vessels in the second half of 2019, offset by the sale of the vessel Goldeneye in the third quarter of 2020. The ownership days for the three months ended September 30, 2020 and 2019 were 4,546 and 4,156, respectively.
Vessel expenses for the nine months ended September 30, 2020 and 2019 were $65.7 million and $60.0 million, respectively. The increase in vessel expenses was primarily attributable to an increase in ownership days after the purchase of six Ultramax vessels offset by the sale of the vessel Thrasher in the second quarter of 2019, the sale of the Kestrel in the third quarter of 2019, and the sale of the vessel Goldeneye in the third quarter of 2020. Additionally, the Company incurred $0.7 million in additional costs relating to COVID-19 for procurement of personal protective equipment, test kits and crew changes. The ownership days for the nine months ended September 30, 2020 and 2019 were 13,646 and 12,485, respectively.
We believe daily vessel operating expenses are a good measure for comparative purposes in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Average daily vessel operating expenses for our fleet for the three months ended September 30, 2020 and 2019 were $4,784 and $4,801, respectively.

Average daily vessel operating expenses for our fleet for the nine months ended September 30, 2020 and 2019 were $4,813 and $4,806, respectively.

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

Charter hire expenses
The charter hire expenses for the three months ended September 30, 2020 were $5.1 million compared to $11.3 million in the comparable quarter in 2019. The decrease in charter hire expenses was principally due to a decrease in chartered-in days as well as charter hire rates due to COVID-19. The total chartered-in days for the three months ended September 30, 2020 were 535 compared to 931 for the comparable quarter in the prior year. The Company currently charters in three Ultramax vessels on a long term basis with remaining lease term of approximately one year.
The charter hire expenses for the nine months ended September 30, 2020 and 2019 were $15.8 million and $34.0 million, respectively. The decrease in charter hire expenses was primarily due to a decrease in the number of chartered-in days as well as charter hire rates. The total chartered-in days for the nine months ended September 30, 2020 and 2019 were 1,664 and 2,937, respectively.
Depreciation and amortization

For the three months ended September 30, 2020 and 2019, total depreciation and amortization expense was $12.6 million and $10.1 million, respectively. Total depreciation and amortization expense for the three months ended September 30, 2020 includes $10.8 million of vessel and other fixed asset depreciation and $1.8 million relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended September 30, 2019 were $8.4 million of vessel and other fixed asset depreciation and $1.7 million of amortization of deferred drydocking costs. The increase in depreciation expense is due to an increase in the cost base of our owned fleet due to the capitalization of scrubbers and BWTS on our vessels, and the purchase of six Ultramax vessels in the second half of 2019, marginally offset by the sale of three vessels. The increase in drydock amortization was due to the completion of fourteen additional drydocks since the third quarter of 2019.
For the nine months ended September 30, 2020 and 2019, total depreciation and amortization expense was $37.6 million and $29.2 million, respectively. Total depreciation and amortization expense for the nine months ended September 30, 2020 includes $32.1 million of vessel and other fixed asset depreciation and $5.5 million relating to the amortization of deferred drydocking costs. Comparable amounts for the nine months ended September 30, 2019 were $24.8 million of vessel and other fixed asset depreciation and $4.4 million of amortization of deferred drydocking costs.
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
General and administrative expenses for the three months ended September 30, 2020 and 2019 were $8.0 million and $8.5 million, respectively. These general and administrative expenses include a stock-based compensation component of $0.7 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in general and administrative expenses was mainly attributable to decreases in stock-based compensation expense.
General and administrative expenses for the nine months ended September 30, 2020 and 2019 were $22.7 million and $24.9 million, respectively. These general and administrative expenses include a stock-based compensation component of $2.3 million and $3.8 million for 2020 and 2019, respectively. The decrease in general and administrative expenses was mainly attributable to decreases in stock-based compensation expense, corporate travel and office expenses due to COVID-19.
Operating lease impairment
During the second quarter of 2020, the Company determined that there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million in the second quarter of 2020. The operating lease impairment was included as a component of Operating income/(loss) in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.
Loss/(gain) on sale of vessels
For the three months ended September 30, 2020 and 2019, the Company recorded a loss of $0.4 million and a gain of $1.0 million, respectively. The loss for the three months ended September 30, 2020 includes a loss of approximately $0.1 million in connection with the sale of the vessel Goldeneye and a loss of $0.3 million in connection with the pending sale of the vessel Skua, which was classified as a vessel held for sale as of September 30, 2020. The vessel is expected to be delivered to its buyers in the fourth quarter of 2020. The gain for the three months ended September 30, 2019 includes a gain of $1.0 million in connection with the sale of the vessel Kestrel.
For the nine months ended September 30, 2020 and 2019, the Company recorded a loss of $0.4 million and a gain of $6.0 million, respectively. The loss for the nine months ended September 30, 2020 includes a loss of approximately $0.1 million in connection with the sale of the vessel Goldeneye and a loss of $0.3 million in connection with the pending sale of the vessel Skua, which was classified as a vessel held for sale as of September 30, 2020. The gain for the nine months ended September 30, 2019 includes a gain of $6.0 million, in connection with the sales of the vessels Condor, Merlin, Thrasher, and Kestrel.
Interest expense

Our interest expense for the three months ended September 30, 2020 and 2019 was $9.0 million and $8.1 million, respectively. The increase in interest expense is primarily due to an increase in our outstanding debt under the Convertible Bond Debt and the New Ultraco Debt Facility offset by a decrease in interest rates. Please refer to Note 4 Debt to the condensed consolidated financial statements.
The interest expense for the nine months ended September 30, 2020 and 2019 was $26.9 million and $21.6 million, respectively. The increase in interest expense is primarily due to an increase in our outstanding debt under the Convertible Bond Debt and the New Ultraco Debt Facility offset by a decrease in interest rates.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the three months ended September 30, 2020 and 2019, the amortization of debt issuance costs was $1.6 million and $1.1 million, respectively. For the nine months ended September 30, 2020 and 2019, the amortization of debt issuance costs was $4.7 million and $2.3 million, respectively. The interest expense for the three months ended September 30, 2020 and 2019 includes $1.0 million and $0.6 million, respectively of interest expense representing the amortization of the equity component of the Convertible Bond Debt. The interest expense for the nine months ended September 30, 2020 and 2019 includes $2.9 million and $0.6 million, respectively of interest expense representing the amortization of the equity component of the Convertible Bond Debt. Please refer to Note 4 Debt to the condensed consolidated financial statements for further information.

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	Nine Months Ended
	September 30, 2020	September 30, 2019
Net cash (used in)/provided by operating activities	$(2,346,990)	$18,954,210
Net cash used in investing activities	(17,529,527)	(100,391,287)
Net cash provided by financing activities	46,027,292	104,396,889
Net increase in cash, cash equivalents and restricted cash	26,150,775	22,959,812
Cash, cash equivalents and restricted cash at beginning of period	59,130,285	78,163,638
Cash, cash equivalents and restricted cash at end of period	$85,281,060	$101,123,450

Net cash used in operating activities during the nine months ended September 30, 2020 was $2.3 million compared to net cash provided by operating activities of $19.0 million for the nine months ended September 30, 2019. The cash flows from operating activities decreased as compared to the same period in the prior year primarily due to the decrease in charter hire rates due to COVID-19 and the increase in drydock expenditures.
Net cash used in investing activities during the nine months ended September 30, 2020 and 2019 was $17.5 million and $100.4 million, respectively. During the nine months ended September 30, 2020, the Company paid $25.2 million for the purchase and installation of scrubbers and ballast water treatment systems on our fleet. The Company also received insurance proceeds of $3.7 million for hull and machinery claims. Additionally, the Company paid $0.6 million towards vessel improvements. This use of cash was partially offset by the proceeds from the sale of one vessel for net proceeds of $4.6 million. During the nine months ended September 30, 2019, the Company purchased four Ultramax vessels for $81.4 million, of which $2.0 million was paid as an advance as of December 31, 2018 and $6.0 million was paid as an advance for the purchase of three additional vessels which were delivered in the fourth quarter of 2019. The proceeds from the sale of four vessels were $29.6 million. The Company received $2.1 million for hull and machinery claims. Additionally, during the nine months ended September 30, 2019, the Company paid $44.5 million for the purchase and installation of scrubbers and ballast water treatment systems on our fleet. Please refer to Note 3 Vessels to the condensed consolidated financial statements for further information.

Net cash provided by financing activities during the nine months ended September 30, 2020 and 2019 was $46.0 million and $104.4 million, respectively. During the nine months ended September 30, 2020, the Company received $55.0 million in proceeds from the revolver loan under the New Ultraco Debt Facility, $22.6 million in proceeds from the New Ultraco Debt Facility, and $15.0 million from the Super Senior Facility. The Company repaid $20.9 million of the New Ultraco Debt Facility, $20.0 million of the revolver loan under the New Ultraco Debt Facility, and $4.0 million of the Norwegian Bond Debt. Additionally, the Company paid $1.2 million to settle net share equity awards, and $0.4 million as debt issuance costs to the lenders of the New Ultraco Debt Facility. During the nine months ended September 30, 2019, the Company completed a debt refinancing transaction and received net proceeds of $153.4 million by entering into new term and revolver loan facilities under the New Ultraco Debt Facility and repaid all outstanding debt under the Original Ultraco Debt Facility and New First Lien Facility of $82.6 million and $65.0 million, respectively. The Company received $112.5 million in proceeds from the Convertible Bond Debt, net of debt discount. The Company paid $3.2 million as debt issuance costs to the lenders under the New Ultraco Debt Facility. Additionally, the Company paid $0.9 million to settle net share equity awards.
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
Summary of Liquidity and Capital Resources

    As of September 30, 2020, our cash and cash equivalents including restricted cash was $85.3 million, compared to $59.1 million at December 31, 2019. The Company had restricted cash of $1.9 million and $5.5 million as of September 30, 2020 and December 31, 2019 respectively.
As of September 30, 2020, the Company’s debt consisted of $184.0 million in outstanding bonds under the Norwegian Bond Debt, net of $3.1 million of debt discount and debt issuance costs, the revolver loan under the Super Senior Facility of $15.0 million, net of $0.1 million of debt discount and debt issuance costs, the New Ultraco Debt Facility of $174.2 million, net of $3.5 million of debt discount and debt issuance costs, the revolver loan under the New Ultraco Debt Facility of $35.0 million, and the Convertible Bond Debt of $114.1 million, net of $18.5 million of debt discount and issuance costs.
    The ongoing COVID-19 pandemic resulted in the decline in charter hire rates, which impacted our revenues and cash flow from operations. As mentioned above, the total cash used in operations for the nine months ended September 30, 2020 was $2.3 million. Although the cash used in operations for the first six months of 2020 was $15.2 million, the charter hire rates have rebounded during the third quarter and the Company generated positive operating cash flows of $12.9 million. Looking forward into the fourth quarter, the charter hire rates are expected to be higher than the first half of the year. The Company has adopted certain cost saving measures such as lower corporate travel and a freeze on onshore hiring for one year. The Company borrowed additional debt of $22.6 million under the New Ultraco Debt Facility by adding two vessels to the debt collateral package, which were previously unlevered. The Company also borrowed $70.0 million by fully drawing on its existing revolving credit facilities under the New Ultraco Debt Facility and Super Senior Facility. The Company applied and received extensions for BWTS installation on 18 of our vessels, which allowed us to postpone our capital expenditure outlays for up to one year or more. Additionally, the Company cancelled the BWTS installation orders of three of its vessels.

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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. During the nine months ended September 30, 2020, eight of our vessels completed drydock and one of our vessels was still in drydock as of September 30, 2020, and we incurred drydocking expenditures of $10.8 million. In the nine months ended September 30, 2019, five of our vessels completed drydock and three vessels were still in drydock as of September 30, 2019, and we incurred drydocking expenditures of $6.1 million.
The following table represents certain information about the estimated costs for anticipated vessel drydockings, ballast water treatment systems, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs (2) (in millions)
Quarter Ending	Off-hire Days(1)	BWTS	Scrubbers (3)	Drydocks
December 31, 2020	160	$0.4	$2.6	$2.3
March 31, 2021	104	0.8	—	4.6
June 30, 2021	144	1.5	—	2.4
September 30, 2021	155	3.1	—	2.3

(1) Actual duration of off-hire days will vary based on a number of factors including but not limited to the positioning of the vessels, condition of the vessels, yard schedules. Our offhire days are also impacted by unforeseen circumstances.

(2) Actual costs will vary based on various factors, including where the drydockings are actually performed.
(3) The projected scrubber payments relate to the remaining amounts owed to the vendors which are accrued as of September 30, 2020 as part of Vessels and vessel improvements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. For information regarding our use of certain derivative instruments, including interest rate swaps, forward freight agreements and bunker swaps, see Note 5 Derivatives Instruments to the condensed consolidated financial statements.
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
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting and all of our onshore employees have returned to our offices and are now working in our offices at least on a partial basis. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

The ongoing pandemic resulted in the decline in charter hire rates which impacted our revenues and cash flow from operations. The Company experienced some delays in cargo operations due to port restrictions and additional protocols and cancellation of a few cargo contracts. However, the Company was able to secure alternative business for its vessels upon cancellation at the prevailing charter rates. As a result of the spread of COVID-19, the Company has incurred some additional crewing expenses relating to procurement of personal protective equipment, COVID-19 testing, and crew travel, which is included in our vessel expenses for the three months and nine months ended September 30, 2020 in our Condensed Consolidated Statement of Operations. Additionally, the Company experienced some delays in drydocking and BWTS installations, operations and crew changes due to quarantine regulations and COVID-19 testing and resulting offhire days.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

ITEM 5 - OTHER INFORMATION
None.
ITEM 6 – Exhibits
EXHIBIT INDEX

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive loss (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
Date: November 6, 2020
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: November 6, 2020