Form 10-K
period 2020-12-31
Eagle Bulk Shipping Inc.
filed 2021-03-12
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-Accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was approximately $70,031,332 based on the closing price of $15.33 per share on The Nasdaq Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain shareholders of the registrant holding above 10% of the outstanding shares of common stock; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 10, 2021, 12,442,798 shares of the registrant’s common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K for the registrant's fiscal year ended December 31, 2020.

References in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) to “we,” “us,” “our,” “Eagle Bulk,” “Eagle”, the “Company” and similar terms all refer to Eagle Bulk Shipping Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires.

A glossary of shipping terms (the “Glossary”) that should be used as a reference when reading this Annual Report can be found immediately prior to Item 1A. Capitalized terms that are used in this Annual Report are either defined when they are first used or in the Glossary.

All dollar amounts are stated in United States (“U.S.”) dollars unless otherwise stated.

Reverse Stock Split

Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company's issued and outstanding shares of common stock, par value $0.01 per share. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and the number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references to common stock and all per share data contained in this Annual Report have been retrospectively adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.

Forward-Looking Statements and Risk Factor Summary

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the purchase price of our vessels and our vessels’ estimated useful lives and scrap value, general and administrative expenses, and financing costs related to our indebtedness. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. Our business is subject to a number of risks that could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. These risks are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to the following:

•changes in demand in the drybulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions;
•greater than anticipated levels of drybulk vessel newbuilding orders or lower than anticipated rates of drybulk vessel scrapping;
•unavailability of spot charters;
•failure of our charterers or other counterparties to meet their obligations under our charter agreements;
•changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union (the “EU”) or by individual countries;
•actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”);
•the global economic environment;
•changes in trading patterns significantly impacting overall drybulk tonnage requirements;
•increased fuel costs or bunker prices;
•changes in the typical seasonal variations in drybulk charter rates and other seasonal fluctuations;
•changes in the cost of other modes of bulk commodity transportation;
•an over-supply of dry bulk carrier capacity across the industry may depress charter rates;
•changes in general domestic and international political conditions, including China;
•a decrease in the level of China's export of goods or an increase in trade protectionism globally or by certain countries;
•the instability of the euro or the inability of countries to refinance their debts;
•changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs);
•increased costs due to compliance with safety and other vessel requirements imposed by classification societies and complex laws and regulations, including environmental regulations;
•significant deterioration in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures;
•the duration and impact of the novel coronavirus (“COVID-19”) pandemic;
•the relative cost and availability of low and high sulfur fuel oil;
•our ability to realize the economic benefits or recover the cost of the scrubbers (as defined below) we have installed;
•any legal proceedings which we may be involved from time to time; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”);
•the state of the global financial markets may adversely impact our ability to obtain additional financing;
•the market value of our vessels are volatile and may decline;
•world events, such as terrorist attacks and international conflicts or instability;
•acts of piracy on ocean going vessels;
•the imposition of sanctions by the UN, U.S., EU or other relevant authorities;
•our noncompliance with international safety regulations could result in increased liability or adversely affect our insurance coverage;
•increased costs due to increased inspection procedures and tighter import and export controls;
•arrests of our vessels by maritime claimants;
•risks associated with operating ocean-going vessels;
•inherent risks of our business that might not be adequately covered by insurance;
•requisitions of our vessels by governments during a period of war;
•costs due to our failure to comply with the U.S. Foreign Corrupt Practices Act (the “FCPA”);
•costs and reputational harm due to cyber-attacks or other security breaches;
•risks of default under our loan agreements;
•our failure to manage our planned growth properly or integrate newly acquired vessels;
•risks associated with purchasing and operating secondhand vessels;
•the loss of one or more of our significant customers;
•our failure to employ our vessels profitably due to the competitive international shipping industry;
•our failure to attract and retain key management personnel;
•costs due to the aging of our fleet;

•technological innovations could reduce our charter hire income and the value of our vessels;
•if we are required to pay tax on U.S. source income;
•if we are treated as a “passive foreign investment company”;
•the inability of our subsidiaries to declare or pay dividends;
•costs associated with expanding our business;
•losses from derivative instruments;
•interest rate risks under our debt facilities;
•the phase out of LIBOR on our interest rates and interest rate swaps;
•our common stock might be affected by the under-developed corporate laws of the Marshall Islands;
•the fluctuation of the price of our common stock;
•the inactivity of the public market for our common stock;
•certain shareholders own large portions of our outstanding common stock, which may limit stockholders’ ability to influence our actions;
•our shareholders are limited in their ability to elect or remove directors;
•our shareholders are subject to advance notice requirements for shareholder proposals and director nominations;
•our organizational documents contain super majority provisions;
•our organizational documents provide that disputes between us and our shareholders shall be subject to the jurisdiction of the U.S. federal courts located in the southern District of New York.

We have based these statements on assumptions and analyses formed by applying our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. The Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected.

Other unknown or unpredictable factors also could harm our results. We disclaim any intent or obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview and Recent Developments

    Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house (strategic, commercial, operational, technical, and administrative services) and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis.

As of December 31, 2020, our owned fleet totaled 45 vessels, or 2,686,570 dwt, with an average age of 8.8 years.

Vessel acquisitions and sales

For the year ended December 31, 2020, the Company sold five vessels (Goldeneye, Skua, Shrike, Osprey I and Hawk) for total net proceeds of $23.2 million after brokerage commissions and associated selling expenses. The Company recorded a net loss of $0.5 million from the sale of the five vessels in its Consolidated Statement of Operations for the year ended December 31, 2020.

During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase three high specification scrubber-fitted Ultramax bulkcarriers for a total purchase price of $50.2 million excluding direct expenses of acquisition. The Company paid $3.3 million in advance on two of the above mentioned vessels and these advances are recorded in Advances for vessel purchases in the Consolidated Balance Sheet as of December 31, 2020. The vessels, which will be renamed M/V Oslo Eagle, M/V Stockholm Eagle and M/V Helsinki Eagle will be delivered in the first quarter of 2021.

On January 28, 2021, the Company signed a memorandum of agreement to acquire a high-specification 2017 built scrubber-fitted Ultramax vessel for $15.0 million in cash and a warrant for 212,315 common shares of the Company. The vessel, which will be renamed the M/V Rotterdam Eagle is expected to be delivered in the second quarter of 2021.

On February 5, 2021, the Company signed memorandums of agreement to acquire three 2011 built Supramax vessels for $21.2 million cash and a warrant for 329,583 common shares of the Company. The vessels, which will be renamed the M/V Sankaty Eagle, M/V Newport Eagle, and M/V Montauk Eagle are expected to be delivered in the first and second quarters of 2021.
Vessel upgrades - scrubbers and ballast water systems

    During the third quarter of 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers, which were fitted on the Company's vessels. The actual costs, including installation, were approximately $2.4 million per scrubber. During the second quarter of 2020, the Company completed the scrubber retrofit project of 37 scrubbers and recorded $88.9 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2020.

During the third quarter of 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on 39 of our owned vessels. The projected costs, including installation, are approximately $0.5 million per BWTS. The Company intends to complete the majority of the installations during scheduled drydockings. The Company completed installation of BWTS on 15 vessels and recorded $7.1 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2020. Additionally, the

Company recorded $2.3 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2020. During the second quarter of 2020, the Company applied for and received extensions from the United States Coast Guard the (“USCG”) of up to one year from their installation deadline for BWTS installation on 18 of our vessels. Additionally, the Company cancelled the BWTS installation orders on three of its oldest vessels.

Business Strategy

Our vision is to be the leading integrated drybulk shipowner-operator through consistent outperformance and sustainable growth. We plan to achieve our vision by:

•Focusing on the most versatile drybulk vessel segment

We focus on owning-operating vessels primarily within the mid-size Supramax/Ultramax segment. We consider this vessel segment to be the most versatile amongst the various drybulk asset classes due to the optimal size and specifications of Supramax/Ultramax ships. With a size ranging from 50,000 to 65,000 dwt and a length of approximately 200 meters, Supramax/Ultramax vessels are able to accommodate large cargo quantities and call on the majority of ports around the globe. In addition, these vessels are equipped with onboard cranes and grabs, giving them the ability to load and discharge cargoes without the need for shore-based port equipment/infrastructure. We believe the versatility and flexibility of Supramax/Ultramax vessels provide for improved risk-adjusted returns.

•Employing an active management strategy for fleet trading

We employ an active management strategy for fleet employment with the objective of optimizing revenue performance and maximizing earnings on a risk managed basis. Through the execution of various commercial strategies employed across our global trading desks in the United States, Europe, and Asia, the Company has been able to achieve optimal time charter equivalent results and outperform the relevant market index on a consistent basis.

•Executing on fleet renewal and growth

Since 2016, we have executed on a comprehensive fleet renewal program totaling 46 vessel transactions, inclusive of acquisitions made thus far in 2021. We have acquired 27 modern Ultramax vessels and sold 19 of our older and less efficient Supramax vessels. We believe these transactions have vastly improved our fleet makeup. The average size of our ships has increased, the average age of our fleet has remained fairly static (over the period), and our fleet emissions profile has significantly improved (as measured by fuel consumption per deadweight-ton).

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

•Emphasis on Environmental, Social and Governance (“ESG”) factors

We have developed, maintained and expanded on various initiatives relating to ESG matters. To better inform our shareholders and other stakeholders about these matters of strategic importance, we issued our first annual ESG Sustainability Report in May 2020. This report was produced in accordance with the Marine Transportation Framework, established by the Sustainability Accounting Standards Board and can be accessed on our company website. Initiatives we have undertaken include:

Environmental

• Executing on a comprehensive fleet renewal program to purchase newer, more technologically advanced vessels that have enhanced the energy efficiency of our fleet and reduced greenhouse gas (“GHG”) emissions on a ton-mile basis.

• Creating a performance department and implementing performance optimization software, which has resulted in improved vessel performance and reduced fuel consumption.

• Applying high specification hull coatings and installing various energy saving devices around the propeller aperture to improve vessel performance and reduce fuel consumption.

• Reducing sulfur emissions by approximately 85% by following strategies to comply with the International Maritime Organization’s (“IMO”) new fuel regulations which went into effect in January 2020.

• Joining the Getting to Zero Coalition, a global alliance of more than 140 companies committed to the decarbonization of deepsea shipping in line with the IMO GHG emissions reduction strategy and ultimately align emissions from shipping with the United Nations Framework Convention on Climate Change Paris Agreement.

• Providing relevant data on fuel compliance and sailing distances for each of our owned vessels to our lenders that are signatories to the Poseidon Principles. The Poseidon Principles establish a framework for assessing and disclosing the climate alignment of ship finance portfolios and are consistent with the policies and ambitions of the IMO to reduce shipping's total annual GHG emissions by at least 50% by 2050.

• Becoming a signatory to the Sea Cargo Charter, a global framework for aligning chartering activities with responsible environmental behavior in order to promote international shipping’s decarbonization. The Charter is consistent with the IMO's ambition for GHG emissions from international shipping to peak as soon as possible and to reduce by at least 50% by 2050 compared to 2008 levels.

Social

• Abiding by equal opportunity employer guidelines and promoting diversity in the workforce.

• Recognizing and complying with the Maritime Labor Convention which was adopted by the International Labor Organization (“ILO”) - all of our crew labor contracts are International Transport Workers’ Federation compliant agreements.

• Becoming a signatory to The Neptune Declaration, a global ‘call to action’ initiative to help end the unprecedented crew change crisis affecting the maritime industry as a result of the outbreak of COVID-19 and its impact to worldwide travel.

• Implementing a robust safety management system.

• Volunteering with, and donating to, various local charities and causes.

• Providing paid internship opportunities to university students.

Governance

• Setting up a best-in-class corporate governance structure.

• Combating corruption through strict internal procedures and training, as well as taking part in collective action through our membership in the Maritime Anti-Corruption Network.

• Adopting a comprehensive code of ethics program within the organization that provides ongoing training and robust controls.

• Focusing on highly transparent reporting of sustainability, operating, and financial performance.

Our Fleet

The 45 vessels in our owned fleet as of December 31, 2020 are fitted with cargo cranes and cargo grabs that enable our vessels to load and unload cargo in ports that do not have shore-side cargo handling infrastructure in place. Our owned vessels are flagged in the Marshall Islands and are employed on time and voyage charters. Our owned fleet as of December 31, 2020 included the following vessels:

Vessel	Class	Dwt	Year Built

Bittern	Supramax	57,809	2009

Canary	Supramax	57,809	2009

Cape Town Eagle	Ultramax	63,707	2015

Cardinal	Supramax	55,362	2004

Copenhagen Eagle	Ultramax	63,495	2015

Crane	Supramax	57,809	2010

Crested Eagle	Supramax	55,989	2009

Crowned Eagle	Supramax	55,940	2008

Dublin Eagle	Ultramax	63,549	2015

Egret Bulker	Supramax	57,809	2010

Fairfield Eagle	Ultramax	63,301	2013

Gannet Bulker	Supramax	57,809	2010

Golden Eagle	Supramax	55,989	2010

Grebe Bulker	Supramax	57,809	2010

Greenwich Eagle	Ultramax	63,301	2013

Groton Eagle	Ultramax	63,301	2013

Hamburg Eagle	Ultramax	63,334	2014

Hong Kong Eagle	Ultramax	63,472	2016

Ibis Bulker	Supramax	57,809	2010

Imperial Eagle	Supramax	55,989	2010

Jaeger	Supramax	52,483	2004

Jay	Supramax	57,809	2010

Kingfisher	Supramax	57,809	2010

Madison Eagle	Ultramax	63,301	2013

Martin	Supramax	57,809	2010

Mystic Eagle	Ultramax	63,301	2013

New London Eagle	Ultramax	63,140	2015

Nighthawk	Supramax	57,809	2011

Oriole	Supramax	57,809	2011

Owl	Supramax	57,809	2011

Petrel Bulker	Supramax	57,809	2011

Puffin Bulker	Supramax	57,809	2011

Roadrunner Bulker	Supramax	57,809	2011

Rowayton Eagle	Ultramax	63,301	2013

Sandpiper Bulker	Supramax	57,809	2011

Santos Eagle	Ultramax	63,537	2015

Shanghai Eagle	Ultramax	63,438	2016

Singapore Eagle	Ultramax	63,386	2017

Southport Eagle	Ultramax	63,301	2013

Stamford Eagle	Ultramax	61,530	2016

Stellar Eagle	Supramax	55,989	2009

Stonington Eagle	Ultramax	63,301	2012

Sydney Eagle	Ultramax	63,529	2015

Tern	Supramax	50,209	2003

Westport Eagle	Ultramax	63,344	2015

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

Charter Characteristics	Voyage Charter	Time Charter	Index Charter
Typical contract length	Single voyage	One or multiple voyages	Six months or more
Hire rate basis (1)	Per MT of cargo loaded	Daily	Linked to BSI
Voyage expenses (2)	We pay	Customer pays	Customer pays
Vessel expenses for owned vessels (3)	We pay	We pay	We pay
Charter hire expense for vessels chartered-in	We pay	We pay	We pay
Off-hire (4)	Customer does not pay	Customer does not pay	Customer does not pay

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

    The following summary represents the charter characteristics of our vessels as of December 31, 2020, 2019 and 2018.

	December 31, 2020	December 31, 2019	December 31, 2018
Time Charter	18	28	27
Voyage Charter	25	17	18
Shipyard (1)	2	5	2
Total	45	50	47

(1) The vessels are in shipyard as of the year end undergoing drydock, BWTS, scrubber and repairs.

In connection with the charters of each of our vessels, unaffiliated third-party ship brokers earn commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter with the commission rate depending on the number of brokers involved with arranging the relevant charter.

    Our vessels operate worldwide within the trading limits imposed by governmental economic sanctions regimes and insurance terms and do not operate in countries or territories that are subject to United States, European Union (“EU”), United Kingdom or United Nations (“UN”) comprehensive country-wide or territory-wide sanctions.

Our Customers

    Our customers include some of the world's leading agricultural, mining, manufacturing and trading companies, as well as smaller, privately owned companies. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of an independent credit risk consultant. In 2020, 2019 and 2018, we did not have a customer who accounted for more than 10% of our revenue.

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

Commercial and Strategic Management

    We perform the commercial and strategic management of our fleet including obtaining employment for our vessels and maintaining relationships with the charterers of our vessels. We have three offices across the globe including Copenhagen, Singapore and Stamford, Connecticut which allows for 24 hour global market coverage. We believe that due to our management team’s experience in operating drybulk vessels, we have access to a broad range of charterers and can employ our fleet efficiently in diverse market conditions and achieve high utilization rates.

    Being an active owner-operator means effectively seeking to operate our own vessels when possible, as compared with time chartering them to other operators, all with a view toward achieving higher-than-market net charter hire income. In doing so, we believe we can take advantage of rapidly changing market conditions and obtain better operational efficiencies from our fleet. In addition, we constantly look to arbitrage cargo and vessel positions by taking in additional vessels on time charter, and/or reletting cargo commitments on a voyage basis. We also constantly monitor the drybulk shipping market, and opportunistically charter-in vessels in for a period of time, where we typically obtain some optionality on the duration of the period. We also enter into FFAs contracts and bunker swaps to hedge exposures of physical commitments in order to mitigate market risk.

Technical Management

    We have established in-house technical management capabilities, through which we provide technical management services to all vessels in our fleet. Technical management includes managing day-to-day operation of the vessel and machinery, performing general maintenance, ensuring regulatory and classification society compliance, supervising the general efficiency of vessels, arranging the hire of qualified officers and crew, planning, arranging and supervising drydocking and repairs, purchasing supplies, spare parts, lubes, and new equipment for vessels, appointing supervisors and technical consultants.

Human Capital Management

As of December 31, 2020, we have an aggregate of 92 shore-based personnel employed in our principal executive office in Stamford, Connecticut, as well as our offices in Copenhagen and Singapore. We value a diverse work force and our shore-based personnel comprises of 25 different nationalities across three worldwide offices. We are an Equal Opportunity Employer in our hiring and promoting practices, benefits and wages.

Our values

•PASSION for excellence drives us
•EMPOWERMENT of our people leads to better results
•INTEGRITY defines our culture
•RESPONSIBILITY to safety underpins every decision
•FORWARD THINKING takes us to a more successful tomorrow

Talent management and leadership

We take a systemic approach to hiring, training and developing our employees based on our code of ethics. This includes creating individual goals based on company priorities and providing employees periodic feedback in order to assess individual performance. We practice internal promoting practices based on objective annual performance evaluations, encouraging employees to develop within their chosen career path and providing necessary professional trainings as needed. We also employ a succession planning process that identifies suitable candidates, and their development needs, for key positions in the company.

In addition to our shore based personnel, we currently crew our vessels primarily with officers and crew members from Ukraine, Russia, Georgia and the Philippines who are hired through third-party crew managers. As of December 31, 2020, we employed approximately 900 officers and crew members on our owned fleet. The third-party crew managers recruit crew members with training, licenses and experience appropriate for our vessels. On board, our crews perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We often man our vessels with more crew members than are required by the vessel's Flag State safe manning requirement in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. The international collective bargaining agreements, to which we are a party, are typically renewed for a two-year term.

Human rights, health and safety

We continuously strive to provide a secure working environment for both our shore based personnel as well as our crew members on our ships. During COVID-19, we have taken extraordinary measures to protect the health of our shore based employees by allowing our employees to work from home during the peak of the pandemic. We took measures to adapt all of our offices to the new safety precautions to include social distancing guidelines as well as ensuring mask wearing compliance.

For our crew members on our ships, we maintain security measures to ensure well-being and safety on our ships. We developed and implemented a safety management system in compliance with the International Safety Management Code. All necessary certificates required by the IMO were obtained by our in-house technical managers. We comply with the Maritime Labor Convention adopted by the ILO in 2006. The Convention outlines the minimum requirements for seafarers to work, conditions of employment, facilities while on board, and health and welfare protection. The Convention obliges all ships above 500 gross tons in international trade to have a Maritime Labor Certificate and a Declaration of Maritime Labor Compliance. All our vessels and crew are compliant with the Convention, and we intend to maintain them accordingly. We also publish our ESG report on an annual basis where we report key metrics such as marine casualties, lost time incident rate and port state control.

During the pandemic, government-imposed travel restrictions which were put in place in order to curtail the spread of the virus created substantial challenges with respect to being able to effect crew changes and repatriation, and our seafarers had to work well past their contractual employment periods. At Eagle, it has been a strategic priority to relieve our seafarers which were overdue, and we have successfully conducted the changeover of majority of our crew. In order to achieve this result, we had to divert some of our ships and/or incur additional offhire costs in addition to higher crew change expenses. These costs notwithstanding, we felt it was our obligation to Eagle’s seafarers to ensure their overall health and safety.

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

Our vessels operate worldwide within the trading limits imposed by our insurance terms and do not operate in countries or territories that are subject to United States, EU, UK or United Nations (“UN”) comprehensive country-wide or territory wide sanctions.

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

    A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (including national Coast Guards, harbor masters and port state control authorities), classification societies, flag state administrations (country of vessel registry) as well as our charterers, and terminal operators. Certain of these entities require us to obtain permits, licenses and certificates for the operation of our vessels, many of which are provided after inspection to our insurers, flag state, and classification societies. Failure to maintain the necessary permits or approvals could result in substantial costs in fines and penalties, as well as operational delays.

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

International Maritime Organization

    The UN’s IMO has adopted several international conventions, including the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”). MARPOL has been in effect since October 2, 1983 and has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL sets forth pollution-prevention requirements applicable to different types of vessels and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk, in liquid or packaged form, respectively; and Annexes IV and V relate to sewage and garbage management, respectively. Annex VI was separately adopted by the IMO in September of 1997, and relates to air emissions.

    In 2013, the Marine Environmental Protection Committee ("MEPC") adopted by resolution amendments to MARPOL Annex I Conditional Assessment Scheme (“CAS”). The amendments, which became effective on October 1, 2014, pertain to the inspections of bulk carriers and tankers after the 2011 Enhanced Survey Programme Code, which enhances the programs of inspections, became mandatory. We made the necessary financial expenditures to comply with these amendments.

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

    MEPC adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. As of January 1, 2012, the amended Annex VI requires that fuel oil contain no more than 3.50% sulfur. By January 1, 2020, sulfur content must not exceed 0.50%. Accordingly, ships now have to reduce sulfur emissions, for which the principal solutions are the use of exhaust gas cleaning systems (“scrubbers”) or buying fuel with low sulfur content (often referred to as "compliant fuel"). If a vessel is not equipped with a scrubber, it will need to use one of several types of low sulfur fuel, which is more expensive than marine fuel containing 3.5% sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and took effect March 1, 2020, with the exception of vessels fitted with scrubbers which can carry fuel of higher sulfur content.

We have implemented a comprehensive approach to compliance with IMO sulfur regulations. We are fully committed to compliance with the IMO's sulfur regulations and believe that fitting scrubbers is the most cost-effective approach to achieve compliance for the majority of the ships in our fleet. As of December 31, 2020 there were 41 out of our 45 vessels fitted with scrubbers, making us the largest owner of scrubber fitted Supramax/Ultramax vessels in the world. The balance of our fleet will achieve compliance through consumption of compliant fuels.

    Sulfur content standards are stricter within certain ECAs. As of January 1, 2015, ships operating within an ECA may not use fuel with sulfur content in excess of 0.1%. Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea, the North Sea, certain coastal areas of North America and United States Caribbean area have been designated as ECAs. Ocean-going vessels in these areas will be subject to stringent emissions controls which may cause us to incur additional costs to procure compliant fuel and/or install scrubbers. If additional ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine engines or port operations by vessels are adopted by the states where our vessels operate, compliance with these regulations could entail additional expenses relating to operation of scrubbers, purchase of compliant fuel or otherwise increase the costs of our operations.

We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

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

    The operation of our ships is also affected by Chapter IX of SOLAS, which sets forth the IMO's International Management Code for the Safe Operation of Ships and Pollution Prevention (the “ISM Code”). The ISM Code requires ship owners and bare boat charterers to develop and maintain an extensive Safety Management System (“SMS”) that includes among other things the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for emergency response. We rely upon the SMS that we have developed for compliance with the ISM Code. The failure of a ship owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, all of the vessels in our owned fleet are ISM code-certified.

    The ISM Code requires that vessel operators obtain a safety management certificate (“SMC”), for each vessel they operate. This certificate evidences compliance by a vessel’s operators with the ISM Code requirements for a SMS. No vessel can obtain an SMC under the ISM Code unless its manager has been awarded a document of compliance, issued in most instances by the vessel's flag state. Our in-house technical managers have obtained documents of compliance with their offices and safety management certificates for all of our vessels for which the certificates are required by the IMO, which certificates are renewed as needed.

Pollution Control and Liability Requirements

    The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted the International Convention for the Control and Management of Ships' Ballast Water and Sediments in February 2004 (the “BWM Convention”). The BWM Convention’s implementing regulations called for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. On September 8, 2016, the BWM Convention met the requirement to be adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world's merchant shipping, becoming effective 12 months later on September 8, 2017. Many of the implementation dates originally written in the BWM Convention have already passed, so that once the BWM Convention enters into force, the period for installation of mandatory ballast water exchange requirements would be extremely short, with several thousand ships a year needing to install BWTS. For this reason, on December 4, 2013, the IMO Assembly passed a resolution revising the implementation dates of the BWM Convention so that they are triggered by the entry into force date and not the dates originally in the BWM Convention. This in effect makes all vessels constructed before the entry into force date “existing” vessels and allows for the installation of a BWTS on such vessels at the first renewal survey following entry into force. The mid-ocean ballast exchange or ballast water treatment requirements became mandatory. On March 23, 2012, the USCG issued amended regulations relating to ballast water management for vessels operating in United States waters.

    Under relevant U.S. federal laws, USCG approved BWTS will be required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. An Alternative Management System (“AMS”) may be installed in lieu of a USCG approved BWTS. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval.

    On August 14, 2018, the Company entered into a contract for the installation of BWTS on all of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the majority of the installations during scheduled drydockings. The Company completed installation of BWTS on 15 vessels and recorded $7.1 million in vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2020. Additionally, the Company recorded $2.3 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2020. During the second quarter of 2020, the Company applied for and received extensions from the USCG of up to one year from the initial deadline for BWTS installation on 18 of our vessels. Additionally, the Company cancelled the BWTS installation orders on three of its oldest vessels.

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

In November 2020, MEPC 75 approved draft amendments to the Anti-fouling Convention to prohibit anti-fouling systems containing cybutryne, which amendments would apply to ships from January 1, 2023, or, for ships already bearing such an antifouling system, at the next scheduled renewal of the system after that date, but no later than 60 months following the last application to the ship of such a system. These amendments may be formally adopted at MEPC 76 in 2021.

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

    OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs.  Effective November 19, 2019, the USCG adjusted the limits of OPA liability for non-tank vessels (e.g. drybulk) to the greater of $1,200 per gross ton or $997,100 (subject to periodic adjustment for inflation).  These limits of liability may not apply if an incident was caused by the violation of an applicable United States federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct.  The limitation on liability similarly may not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

    CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damage for, injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo or residue and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or gross negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations.  The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

    OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives and statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling, and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and former U.S. President Trump had proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. The effects of these changes and proposals are currently unknown, and recently, current U.S. President Biden signed an executive order temporarily blocking new leases for oil and gas drilling in federal waters. Compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.

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

Other Environmental Initiatives

    The United States Clean Water Act (the “CWA”) prohibits the discharge of oil, hazardous substances and ballast water in United States navigable waters unless authorized by a duly-issued permit or exemption and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. Furthermore, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than United States federal law. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of “waters of the United States.” The proposed rule was published in the Federal Register on February 14, 2019, and was subject to public comment. On October 22, 2019, the agencies published a final rule repealing the 2015 Rule defining “waters of the United States” and recodified the regulatory text that existed prior to the 2015 Rule. The final rule became effective on December 23, 2019. On January 23, 2020, the EPA published the “Navigable Waters Protection Rule,” which replaces the rule published on October 22, 2019, and redefines “waters of the United States.” This rule became effective on June 22, 2020, although the effective date has been stayed in at least one U.S. state pursuant to court order. The effect of this rule is currently unknown.

    The Environmental Protection Agency (“EPA”) has enacted rules requiring a permit regulating ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters under the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels (the “VGP”). For a new vessel delivered to an owner or operator after September 19, 2009 to be covered by the VGP, the owner must submit a Notice of Intent (“NOI”) at least 30 days before the vessel operates in United States waters. On March 28, 2013, the EPA re-issued the VGP for another five years; this 2013 VGP took effect December 19, 2013. The 2013 VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in United States waters, more stringent requirements for scrubbers and the use of environmentally acceptable lubricants. We have submitted NOIs for our vessels where required and do not believe that the costs associated with obtaining and complying with the VGP may have a material impact on our operations.

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

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. Regulations also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply. Furthermore, the EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/33/EC (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur requirement for fuel used by ships at berth in the Baltic, the North Sea and the English Channel (the so-called “SOx-Emission Control Area”). As of January 2020, EU member states must also ensure that ships in all EU waters, except the SOx-Emission Control are, use fuels with a 0.5% maximum sulfur content. On September 15, 2020, the European Parliament voted to include green house gas ("GHG") emissions from the maritime sector in the European Union’s carbon market from 2022. This will require shipowners to buy permits to cover these emissions. Contingent on another formal approval vote, specific regulations are forthcoming and are expected to be proposed in 2021.

Greenhouse Gas Regulation

    Currently, GHG emissions from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. Although the U.S. withdrew from the Paris Agreement effective November 4, 2020, the U.S. rejoined the Paris Agreement on February 19, 2021, following a January 20, 2021, executive order by U.S. President Biden.

Although the international agreements discussed above do not currently provide for GHG emissions limits or reporting for international shipping, the IMO and EU have imposed reporting requirements and the IMO has proposed emissions requirements. As of January 1, 2019, owners and operators of ships above 5,000 gross tonnage are required to have a documented plan in place to monitor CO2 emissions to comply with the IMO’s data collection system (“IMO DCS”) requirement. The Company updated its existing Ship Energy Efficiency Management Plans (“SEEMP”) in 2018 documenting the methodologies we decided to use for collecting and reporting the required data to flag state. Our updated SEEMPs have been verified by a recognized independent organization and we are collecting all relevant data in our onboard data collection system since the start of 2019. Starting January 1, 2020, a recognized independent organization will review and certify the annual emissions data submitted by each vessel and issue each vessel a Statement of Compliance. The independent organization will then submit the data annually to the IMO Ship Fuel Oil Consumption Database. The IMO will utilize this data to produce an annual report to the MEPC, summarizing the data collected.

    The Company also established and received approval for its EU Monitoring, Reporting, Verification (“MRV”) monitoring plans from an independent verifier in 2017.  The reporting requirements of the EU MRV are similar to those under IMO DCS but only apply to ships calling at European Economic Area (EU, Norway and Iceland) ports.  Data collection takes place on a per voyage basis and started January 1, 2018.  The reported CO2 emissions, together with additional data, are independently verified before being sent to a central database managed by the European Maritime Safety Agency (EMSA). The aggregated ship emission and efficiency data is published annually by the European Commission starting June 30, 2019.

During MEPC 75 in November 2020, the IMO approved draft regulations to cut the carbon intensity of existing ships. The draft amendments would require ships to combine a technical and an operational approach to reduce their carbon intensity, in line with the ambition of the Initial IMO GHG Strategy, which aims to reduce carbon intensity of international shipping by 40% by 2030, compared to 2008. These draft amendments are expected to incentivize reduced sailing speeds for all but the newest and most efficient ships in order to limit emissions and may lead to increased demolition of older, less efficient tonnage that is unable to comply with the amendments. The IMO also adopted draft amendments to significantly strengthen the Energy Efficiency Design Index “phase 3” requirements for new ships of several types, with expected entry into force date of April 1, 2022. This means that new ships built from that date must be significantly more energy efficient than the baseline. The draft amendments will be put forward for formal adoption at MEPC 76, to be held in June 2021.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. Revenue generation and strategic growth opportunities may also be adversely affected. Even in the absence of climate control legislation, our business may be indirectly affected to the extent that climate change may result in sea level changes or more intense weather events such as those which may present a risk of damage or loss to our vessels.

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

    Furthermore, additional security measures could be required in the future which could have a significant financial impact on us. The USCG regulations, intended to be aligned with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel's compliance with SOLAS security requirements and the ISPS Code. Our vessels have a valid ISSC and it is our intent to maintain such certificates. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

During 2020, the Company had one major security incident with a third party security guard hired during the vessel's transit from the Indian Ocean towards the Red Sea. The hired guard took control of one of our vessels, including crew and cargo. The Company, in coordination with maritime security experts, worked to resolve the incident peacefully. The safety of crew, vessel and cargo were re-established during the voyage. Applicable procedures have been evaluated and enhanced to mitigate a recurrence.

Financial Regulations

    Our business operations in countries outside the United States are subject to a number of laws and regulations, including restrictions imposed by the FCPA, as well as economic sanctions and trade embargoes administered by Office of Foreign Assets Control ("OFAC"). The FCPA prohibits bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic sanctions and trade embargoes based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

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

On January 23, 2020, Eagle Shipping International (USA) LLC (“ESI”), a subsidiary of the Company, entered into a settlement agreement with OFAC in which ESI agreed to make a one-time payment to the U.S. Department of the Treasury in the amount of $1.125 million and undertake certain compliance commitments in exchange for OFAC agreeing to release and forever discharge the Company and its subsidiaries, including ESI, without any finding of fault, from any and all civil liability in connection with the apparent violations. The settlement does not constitute an admission of fault or wrongdoing by the Company or any of its subsidiaries.

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

    Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies (the “IACS”). In December 2013, the IACS adopted new harmonized Common Structure Rules, which apply to bulk carriers constructed on or after July 1, 2015. All our vessels must be certified as being “in class” prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not class certified on the date of closing, we have no obligation to take delivery of the vessel. We have all of our vessels and intend to have all vessels that we acquire in the future, classed by IACS members.

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

Competition

    We compete with a large number of international drybulk owners. The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 5.0% of the on-the-water drybulk fleet. As of December 31, 2020, there are approximately 12,300 drybulk vessels over 10,000 dwt totaling approximately 911 million dwt. We compete with other primarily private owners of drybulk vessels in the Handysize, Supramax/Ultramax, and Panamax asset classes.

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

Tax Considerations

    The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to owning common stock by a United States Holder or a Non-United States Holder, (each as defined below). This discussion does not purport to deal with the tax consequences of owning the common stock to all categories of investors, some of which (such as financial institutions, regulated investment companies, real estate investment trusts, tax-exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in pass-through entities, dealers in securities or currencies, persons required to recognize income for U.S. federal income tax purposes no later than when such income is reported on an “applicable financial statement,” persons subject to the "base erosion and anti-avoidance" tax, persons who own, directly or constructively, 10% or more of our common stock and investors whose functional currency is not the United States dollar) may be subject to special rules. This discussion deals only with holders who own common stock as a capital asset. Shareholders are encouraged to consult their own tax advisors concerning the overall tax consequences arising in their own particular situation under United States federal, state, local or foreign law of the ownership of our common stock.

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

For our 2020 taxable year, we believe that we satisfy the Publicly-Traded Test, as discussed in more detail below. The Company does not currently anticipate a circumstance under which it would be able to satisfy the 50% Ownership Test or the CFC Test.

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

For purposes of being able to determine the persons who actually or constructively own 5% or more of the vote and value of the Company's common stock (“5% Shareholders”), the regulations permit the Company to rely on those persons that are identified on Schedule 13G and Schedule 13D filings with the SEC, as owning 5% or more of the Company's common stock. The regulations further provide that an investment company which is registered under the Investment Company Act of 1940, as amended, will not be treated as a 5% Shareholder for such purposes.

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

Based on the ownership and trading of our stock in 2020, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2020. Even if we do qualify for the Section 883 exemption in 2020, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.

Taxation in Absence of Section 883 Exemption

    If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $1.6 million for the years ended December 31, 2020 and 2019. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

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

United States Federal Income Taxation of United States Holders

    As used herein, the term “United States Holder” means a beneficial owner of our common stock that is an individual United States citizen or resident, a United States corporation or other United States entity taxable as a corporation, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust if (i) a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust or (ii) it has in place an election to be treated as a United States person for U.S. federal income tax purposes.

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

Passive Foreign Investment Company Status and Significant Tax Consequences

Special United States federal income tax rules apply to a United States Holder that holds shares in a foreign corporation classified as a “passive foreign investment company” for United States federal income tax purposes. In general, the Company will be treated as a passive foreign investment company with respect to a United States Holder if, for any taxable year in which such holder holds the Company's common stock, either:

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

Taxation of United States Holders Not Making a Timely QEF or Mark-to-Market Election

    Finally, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder who does not make either a QEF election or a “mark-to-market” election for that year, whom we refer to as a “Non-Electing Holder” would be subject to special rules with respect to (1) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on the common stock in a taxable year in excess of 125% of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder's holding period for the common stock), and (2) any gain realized on the sale, exchange or other disposition of the Company's common stock. Under these special rules:

•the excess distribution or gain would be allocated ratably over the Non-Electing Holder's aggregate holding period for the common stock;

•the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which the Company was a passive foreign investment company, would be taxed as ordinary income and would not be “qualified dividend income”; and

•the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

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

United States Federal Income Taxation of “Non-United States Holders”

    A beneficial owner of common stock (other than a partnership) that is not a United States Holder is referred to herein as a “Non-United States Holder”.

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

Baltic Dry Index or BDI —The BDI is an index published by the Baltic Exchange. The index tracks the world’s principal bulk cargo trades and reflects trades within the Pacific and the Atlantic, as well as trades between the oceans, maintaining a balance between front haul and back haul routes. It is a composite of the five routes of the Baltic Capesize Index, five routes of the Baltic Panamax Index, and 10 routes of the Baltic Supramax Index.

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

Bareboat Charter—Also known as “demise charter.” Contract or hire of a ship under which the ship owner is usually paid a fixed amount of charter hire rate for a certain period of time during which the charterer is responsible for the operating costs and voyage costs of the vessel as well as arranging for crewing. Such owner is known as the bareboat charterer or the demise charterer.

Bulk Vessels/Carriers—Vessels which are specially designed and built to carry large volumes of cargo in bulk cargo form.

Bunkers—Fuel oil used to power a vessel's engines. The name is derived from the bins used to store coal onboard when ships were powered by coal. There are three main fuel types currently used on commercial cargo ships. First, High Sulfur Fuel Oil (“HSFO”) is a residual fuel with maximum sulfur content of 3.5%. This was the primary fuel used by commercial shipping prior to implementation of the IMO2020 sulfur regulation and continues to be used by scrubber-fitted ships. Second, Very Low Sulfur Fuel Oil (“VLSFO”) is a fuel with maximum sulfur content of 0.5% and is the primary fuel used by non-scrubber fitted ships starting January 1, 2020. Third, Marine Gas Oil (“MGO”) is a distillate product similar to diesel fuel and has a maximum sulfur content of 0.1%. This fuel type is primarily used in ECA zones.

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

Deadweight Ton or “dwt”—A unit of a vessel's capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel's dwt or total deadweight is the maximum total weight the vessel can carry when loaded to a particular load line.

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

Emission Control Area or “ECA”—Designated sea areas in which stricter airborne emissions controls are in place. As of early 2020, there are four ECA zones in place that cover the Baltic Sea, North Sea, and most of the coastline of U.S., Canada, and U.S. Caribbean territory. Ships operating within these zones have a maximum sulfur emissions limit of 0.1%.

Gross Ton—Unit of 100 cubic feet or 2.831 cubic meters used in arriving at the calculation of gross tonnage.

Handysize—A drybulk carrier having a carrying capacity of up to approximately 40,000 dwt.

Hull—The shell or body of a vessel.

International Maritime Organization or “IMO”—A UN agency that issues international trade standards for shipping.

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

Supramax—A drybulk carrier ranging in size from approximately 50,000 to 60,000 dwt.

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

Vessels Operating Expenses—Includes crewing, repairs and maintenance, insurance, stores, lubes, communication expenses.

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

Drybulk demand is highly correlated to the global macroeconomic landscape. According to the International Monetary Fund ("IMF"), global economic growth for 2020 was -3.5%, as compared to 2019 which was 2.8%. World output was impacted significantly by COVID-19. Although the current global economic environment for 2021 has improved, a recurrence of COVID-19 or slowdown in vaccine distribution and other events that impact the global economic environment could affect us negatively in the following ways:

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

Changes in the economic and political environment in China, including as a result of COVID-19, which was first identified in Wuhan, Hubei Province, China, and policies adopted by the Chinese government to regulate its economy may have a material adverse effect on our business.

China is a major source of demand for drybulk; a deterioration in the economic fundamentals for this nation, including as a result of COVID-19, which was first identified in Wuhan, Hubei Province, China, may materially impact drybulk demand, especially for cargoes such as iron ore and coal. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a market economy and enterprise reform.

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

    Our operations expose us to the risk that increased trade protectionism, including by the United States, will adversely affect our business. If the global economy is undermined by downside risks, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing the demand for shipping. The current trade dispute between the United States and China increases the risk of interruptions to exports from and to China. Since March 2018, the U.S. Government has imposed additional tariffs ranging from 7.5% to 25% on Chinese origin goods covering over 10,000 product lines. China has retaliated with increased tariffs on many U.S. goods. These tariffs caused trade between the two countries to significantly decrease in 2018 and 2019. On January 15, 2020, the United States and China signed a “Phase One” agreement, through which China agreed to increase purchases and imports of U.S. goods by $200 billion over 2017 levels during the two-year period from January 1, 2020 to December 31, 2021. This has had the effect of increasing exports from the United States to China, although not as significantly as required under the Phase One agreement. In connection with this agreement, the United States agreed to reduce certain tariffs and indefinitely suspend the imposition of certain additional tariffs. While the Phase One agreement may continue to reduce the risk of adverse effects on Chinese and U.S. trade policy, the future success of the agreement is uncertain as the Biden Administration has signaled the need to maintain political pressure on China, particularly with respect to national security and human rights concerns, and has also indicated that it would review the Phase One agreement. Should the agreement fail, the United States and China could resume protectionist trade policies. Specifically, increasing trade protectionism in the markets that our charterers serve may cause an increase in: (i) the cost of goods exported from China, (ii) the length of time required to deliver goods from China and (iii) the risks associated with exporting goods from China, as well as a decrease in the quantity of goods to be shipped. Moreover, despite the Phase One agreement the United States implemented a number of policies that may also eventually reduce trade between the United States and China, including stricter export control requirements and supply chain restrictions; targeted sanctions related to the pro-democracy movement in Hong Kong and human rights abuses in the Xinjian Uyghur Autonomous Region (“XUAR”); sanctions that prohibit U.S. persons from trading in publicly traded securities, or derivatives of or designed to provide investment exposure to such securities, of certain Chinese companies; and import restrictions related to human rights abuses in the XUAR. While it is unclear how the Biden Administration will handle each of these policies, the expectation is that most of these measures will remain in place.

    Any increased trade barriers or restrictions on trade, especially trade with China, would still have an adverse impact on our charterers’ business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us and to renew and increase the number of their time charters with us. This could have a material adverse effect on our business, results of operations and financial condition and our ability to pay dividends to our shareholders.

The COVID-19 or other pandemics, could have a material adverse impact on our business, results of operations, or financial condition

We believe that COVID-19 and the measures to contain it taken by governments of various countries have negatively affected our business and could continue to do so. COVID-19 impacted the global economies and the trade routes in which we operate, the way we conduct our business and the business of our charterers. Governments have imposed lockdowns, quarantine regulations and other emergency health measures to protect their citizens from exposure to COVID-19. We have taken similar precautions, by repurposing our global office spaces to meet the social distancing guidelines, enabling our employees to work remotely and freeze on our corporate travel until the pandemic situation is resolved.

Such measures have caused severe trade disruptions and reduced charter rates during second quarter of 2020. The global spread of COVID-19 has created significant worldwide operational volatility, uncertainty and disruption. There has been a general decline in the industrial and financial activity across the world including U.S, E.U, Brazil, Singapore, India and Japan. Decline in macro economic conditions result in lower demand for drybulk cargoes, impacting charter rates for our vessels. The ongoing pandemic resulted in the decline in charter hire rates which impacted our revenues and cash flow from operations for the year ended December 31, 2020.

The Company experienced delays in cargo operations due to port restrictions and additional protocols and cancellation of a few cargo contracts. However, the Company was able to secure alternative business for its vessels upon cancellation at the prevailing charter rates. The travel restrictions imposed at various ports have severely impeded our crew rotation plans during the year. We experienced disruptions to our normal vessel operations and incurred additional offhire time due to deviations our vessels had to take to allow for crew changes. As a result of the spread of COVID-19, the Company has incurred some additional expenses relating to procurement of personal protective equipment, COVID-19 testing, and crew travel, which is included in our vessel operating expenses in our Consolidated Statement of Operations for the year ended December 31, 2020. Additionally, the Company experienced delays in drydocking and BWTS installations, operations and crew changes due to quarantine regulations and COVID-19 testing and resulting offhire days.

All of the foregoing has impacted our business in 2020 and although the current dry bulk rates are in recovery phase, the negative effects of the pandemic may have prolonged impact on our business, financial condition, results of operations and forward-looking expectations. Furthermore, modified processes, procedures and controls could be required to respond to changes in our business environment, as our employees are required to work from home. The significant increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of malicious technology-related events, such as cyberattacks and phishing attacks, and increased risk of improper dissemination of personal, proprietary or confidential information.

Charter rates for dry bulk vessels are volatile and may remain at low levels or further decrease in the future, which may adversely affect our earnings, revenue and profitability and our ability to comply with our loan covenants.

The dry bulk shipping industry is cyclical with high volatility in charter rates and profitability. The degree of charter rate volatility among different types of dry bulk vessels has varied widely. In the past, time charter and spot market charter rates for dry bulk carriers have declined below operating costs of vessels (including as recently as 2016). The Baltic Supramax Index or the "BSI", a daily average of charter rates for key dry bulk routes published by the Baltic Exchange Ltd, which tracks the gross time charter spot value for a Supramax vessel. Initiated in 2005, the BSI was originally based on a 52,000 dwt ship of standard design and 6 trade routes across the world. As a result of a trend toward larger ship sizes and changes to trade patterns, this version of the index was discontinued as of January 31, 2019. The updated BSI is now based on a 58,000 dwt, non-scrubber fitted Supramax and 10 trade routes across the world. The charter rates as shown by BSI have been volatile with the daily rates ranging between a lowest daily rate of $6,900 in 2015 to $11,487 in 2018. During 2020, BSI ranged between $4,733 and $11,365 with the lowest rates in the second quarter of 2020 due to COVID-19 and a gradual recovery since then.

Our ability to be profitable will depend upon a number of factors. Fluctuations in charter rates result from changes in the supply of and demand for vessel capacity and changes in the supply of and demand for the major commodities carried by water internationally. Because the factors affecting the supply of and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. Since we charter our vessels principally in the spot market, we are exposed to the cyclicality and volatility of the spot market. Spot market charter rates may fluctuate significantly based upon available charters and the supply of and demand for seaborne shipping capacity, and we may be unable to keep our vessels fully employed in these short-term markets. Alternatively, charter rates available in the spot market may be insufficient to enable our vessels to operate profitably. A significant decrease in charter rates would also affect asset values and adversely affect our profitability and cash flows.

Factors that influence the demand for dry bulk vessel capacity include:

•supply of and demand for energy resources, commodities, consumer and industrial products;

•changes in the exploration or production of energy resources, commodities, consumer and industrial products;

•the location of regional and global exploration, production and manufacturing facilities;

•the location of consuming regions for energy resources, commodities, consumer and industrial products;

•the globalization of production and manufacturing;

•global and regional economic and political conditions, including armed conflicts and terrorist activities, embargoes and strikes;

•natural disasters and weather;

•embargoes and strikes;

•disruptions and developments in international trade, including trade disputes or the imposition of tariffs on various commodities or finished goods;

•changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•environmental and other legal regulatory developments;

•currency exchange rates.

Factors that influence the supply of dry bulk vessel capacity include:

•the number of newbuilding orders and deliveries including slippage in deliveries;

•number of shipyards and ability of shipyards to deliver vessels;

•port and canal congestion;

•the scrapping rate of vessels;

•speed of vessel operation;

•vessel casualties;

•the number of vessels that are out of service, namely those that are laid-up, dry docked, awaiting repairs or otherwise not available for hire;

•availability of financing for new vessels;

•changes in national or international regulations that may effectively cause reductions in the carrying capacity of vessels or early obsolescence of tonnage; and

•changes in environmental and other regulations that may limit the useful lives of vessels.

In addition to the prevailing and anticipated freight rates, factors that affect the rate of newbuilding, scrapping and laying-up include newbuilding prices, secondhand vessel values in relation to scrap prices, costs of bunkers and other operating costs, costs associated with classification society surveys, normal maintenance costs, insurance coverage costs, the efficiency and age profile of the existing dry bulk fleet in the market, and government and industry regulation of maritime transportation practices, particularly environmental protection laws and regulations. These factors influencing the supply of and demand for shipping capacity are outside of our control, and we may not be able to correctly assess the nature, timing and degree of changes in industry conditions.

We anticipate that the future demand for our dry bulk vessels will be dependent upon economic growth in the world’s economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global dry bulk fleet, including vessel scrapping and ordering rates of newbuildings, and the sources and supply of dry bulk cargo to be transported by sea. A decrease in the level of China’s imports of raw materials or a decrease in trade globally could have a material adverse impact on our charterers’ business and, in turn, could cause a material adverse impact on our results of operations, financial condition and cash flows. Global dry bulk supply is expected to remain low over the next two years, as a result of low orders placed over the past three years and future uncertainties relating to future regulations around decarbonization. Although global economic conditions have improved, there can be no assurance as to the sustainability of future economic growth. Adverse economic, political, social or other developments could have a material adverse effect on our business, financial condition and operating results.

If we are required to charter our vessels at a time when demand and charter rates are very low, we may not be able to secure employment for our vessels at all, or we may have to accept reduced and potentially unprofitable rates. If we are unable to secure profitable employment for our vessels, we may decide to lay-up some or all unemployed vessels until such time that charter rates become attractive again. During the lay-up period, we will continue to incur some expenditures, such as insurance and maintenance costs, for each such vessel. Additionally, before exiting lay-up, we will have to pay reactivation costs for any such vessel to regain its operational condition. As a result, our business, financial condition, results of operations and cash flows and our compliance with covenants in our credit facilities may be affected.

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

The global drybulk fleet has increased significantly over the past 10 years as a result of the large number of newbuilding orders placed throughout this period. Scrapping of older ships has helped curtail some of this new supply growth, but it has not been enough to materially offset the large net growth in the fleet. Supply growth momentum has slowed down significantly in recent years as less and less newbuilding orders have been placed. During 2020, the fleet growth decreased slightly to 3.7% in 2020 from 4.0% in 2019, resulting from increased deliveries in 2020, offset by an increase in scrapped vessels. In 2020, 486 vessels were delivered as compared to 443 in 2019, a 10% increase. Scrapping in 2020 totaled 143 vessels, as opposed to 83 in 2019, a 72% increase.

Although supply growth has been decreasing, any increase in the vessel supply or increase in newbuilding ordering levels may decrease our future charter rates earned on our vessels affecting our profitability and our ability to meet our financial obligations as they become due.

The market values of our vessels are volatile and may decline which could limit the amount of funds that we can borrow or cause us to breach certain financial covenants under our credit facilities or bond terms.

The fair market values of our vessels have been very volatile. Although values for secondhand Supramax/Ultramax drybulk carriers have recovered significantly since 2016, they remain below historical averages and significantly under peak levels reached. The COVID-19 pandemic has contributed to a decline in our vessel values during 2020. The fair market value of our vessels may continue to fluctuate depending on a number of factors, including:

•prevailing level of charter rates;
•the duration and impact of COVID-19;
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

    New regulations restricting the use of high sulfur fuels became effective January 1, 2020. We installed scrubbers on 37 of our vessels in order to allow our vessels to continue consuming high sulfur fuels thereby complying with regulations. The average cost including installation, is approximately $2.4 million per scrubber. As of December 31, 2020, the Company has 41 vessels of the fleet which are scrubber fitted.

Beginning January 1, 2020, we transitioned to consuming IMO compliant fuel on our vessels that were not equipped with scrubbers and when our scrubbers could not be used. Generally, VLSFO is more expensive than HSFO. During 2020, the fuel prices declined due to the ongoing COVID-19 pandemic, decrease in demand for fuel as result of worldwide lockdowns and decline in other industry demand such as air travel. As a result, the cost differential between the low sulfur fuel and the high sulfur fuel was significantly lower than anticipated, The cost differential between the two grades of fuel declined from $186/MT in the first quarter of 2020 to $72/MT in the fourth quarter of 2020.

Although the fuel prices recovered in the first quarter of 2021, if the cost differential between the low sulfur fuel and high sulfur fuel stays at a lower than anticipated level, we may not realize the economic benefits or recover the cost of the scrubbers we have installed. The occurrence of any of the foregoing events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In addition, a number of countries have imposed restrictions on the discharge of wash water from open loop scrubbers within their port limits. While there are no restrictions on using open loop scrubbers outside of port limits, any changes in these regulations or more stringent standards globally could impact the use of open loop scrubbers going forward.

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

Past terrorist attacks, as well as the threat of future terrorist attacks around the world, continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts, instability and other recent developments in the Middle East and elsewhere, including recent events involving vessels in the Strait of Hormuz and off the coast of Gibraltar, and the presence of U.S. or other armed forces in Afghanistan and Syria, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. Any of these occurrences could have a material adverse impact on our business, financial condition and results of operations.

We could also be negatively impacted by market disruption caused by health crises. In December 2019, COVID-19 was reported in China and has since spread across the world. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak as a pandemic. In response, many countries, ports, and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the pandemic, such as quarantines and travel restrictions. Such measures had caused trade disruptions. The ongoing COVID-19 pandemic resulted in the decline in charter hire rates, which impacted the Company’s revenues and cash flow from operations in the first half of 2020. Please refer to Item 7 Management's Discussion and Analysis - Business outlook for additional information.

This outbreak adversely affected the Company by (i) reducing demand for its services because of reduced global or national economic activity and (ii) negatively impacted our ability to perform crew changes on our vessels. Although this disruption from COVID-19 may only be temporary, given the dynamic nature of these circumstances, the duration of business disruption and the related financial impact cannot be reasonably estimated at this time but could materially affect our business, results of operations and financial condition.

Acts of piracy on ocean-going vessels have had and may continue to have an adverse effect on our business.

    Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, West Africa and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy worldwide has decreased from 2014 to 2020, sea piracy incidents continue to occur increasingly in the Gulf of Guinea and the West Coast of Africa, with drybulk vessels and tankers particularly vulnerable to such attacks. During 2020, the Company experienced two incidents of piracy on our vessels which were subsequently resolved peacefully and without significant losses to the Company, and with no loss of life, or personal injury, to our crew members. If piracy attacks continue to occur in regions that are characterized as “war risk” zones, or Joint War Committee “war and strikes” listed areas, insurance premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs and costs in relation to the employment of onboard security guards, could increase in such circumstances. Furthermore, if our vessels were seized and detained by pirates, while we believe the charterer remains liable for charter payments, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter party, a claim that we would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention or hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

If our vessels call on ports located in countries or territories that are subject to comprehensive sanctions imposed by the UN, the United States, the EU or other relevant authorities, or if we are found to be in violation of sanctions, there could be an adverse effect on our reputation, business position, financial condition or results of operations, or the market for our common shares

As a company maintaining its corporate office in the United States with offices in Denmark and Singapore, we are subject to U.S. and EU economic sanctions and trade embargo laws and regulations as well as equivalent economic sanctions laws of other relevant jurisdictions in connection with our activities. The laws and regulations of these different jurisdictions vary in their application and do not all apply to the same covered persons or proscribe the same activities. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time, and the lists of persons and entities designated under these laws and regulations are amended frequently. The U.S. and EU have enacted new sanctions programs in recent years. Additional countries or territories, as well as additional persons or entities within those countries or territories, have been, and in the future, the target of sanctions. Further, the U.S. has increased its focus on sanctions enforcement with respect to the shipping sector.

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

Sanctions and trade embargo laws and regulations are generally subject to strict liability. Although we intend to maintain compliance with all applicable economic sanctions and trade embargo laws and regulations, there can be no assurance that, notwithstanding our compliance safeguards, we will not be found in the future to have been in violation, particularly as the sanctions and embargo laws and regulations are amended, the scope of certain laws and regulations may be unclear, and the laws and regulations are subject to discretionary interpretations by regulators that may change over time. Further, charterers or other counterparties may violate provisions in contracts with us, or legal restrictions relating to sanctions. Any such violation might adversely affect our business, results of operations or financial condition, including that any such violation could result in substantial fines or other civil and/or criminal penalties that could be increased due to our prior settlement agreement with OFAC, and could severely impact our ability to access U.S. capital markets and conduct our business. Additionally, our reputation and the market for our securities may be adversely affected and /or some investors may decide to divest their interest, or not to invest, in the Company if we engage in certain other activities in countries subject to sanctions, such as entering into permissible charters or engaging in permissible operations with individuals or entities in or associated with those countries. The determination by these investors and/or lenders not to invest in, or to divest from, our common shares may adversely affect the price at which our common shares trade. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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

    The operation of our company has certain unique risks. With a drybulk carrier, the cargo itself and its interaction with the vessel can be an operational risk. By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea. Hull breaches in drybulk carriers may lead to the flooding of the vessels’ holds. If a drybulk carrier suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads leading to the loss of a vessel. If we are unable to adequately maintain our vessels, we may be unable to prevent these events. Any of these circumstances or events could negatively impact our business, financial condition, results of operations and ability to pay dividends, if any, in the future. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

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

Failure to comply with the FCPA or other applicable anti-corruption laws could result in fines, criminal penalties, and an adverse effect on our business.

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

    Our systems are vulnerable to cyber security risks, and we are subject to potential disruption caused by such activities. Companies such as ours are subject to cyber-attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, a material breach of any security or confidential information, no assurance can be provided that such disruptions or breach will not occur in the future. Additionally, any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, penalties, ongoing expenses related to client credit monitoring and support, and other expenses, any of which could damage our reputation and adversely affect the growth of our business. While we have deployed resources that are responsible for maintaining appropriate levels of cyber-security, and while we utilize third party technology products and services to help identify, protect, and remediate our information technology systems and infrastructure against security breaches and cyber-incidents, our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other actors or breaches caused by employee error, malfeasance, or other disruptions.

Financial Risk Factors

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

If general economic conditions throughout the world deteriorate, including as a result of COVID-19, it will impede our results of operations, financial condition and cash flows, and could impair our ability to access capital markets at a reasonable cost.

If the economic conditions in the world deteriorate, it could have a material adverse effect on our ability to implement our business strategy. We face risks attendant to changes in economic environments, changes in interest rates, and instability in the banking and securities markets around the world, among other factors. Major market disruptions such as those that occurred as a result of COVID-19 in 2020, and the adverse changes in market conditions and regulatory climate in the United States and worldwide may adversely affect our business or impair our ability to borrow amounts under our credit facilities or any future financial arrangements and may cause the trading price of our common shares on the Nasdaq Global Select Market to decline.

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China and India, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product. China’s gross domestic product grew by 2.3% in 2020, as compared to 6.0% in 2019. We cannot assure you that the Chinese economy will not experience a significant contraction in the future. The ongoing trade dispute between the United States and China may have an adverse effect on the Chinese economy, including on industrial production and exports. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions. Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively. Moreover, a significant or protracted slowdown in the economies of the United States, the EU or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

We have increased our indebtedness, and if we default under our loan agreements, our lenders may act to accelerate our outstanding indebtedness under our credit facilities, which would impact our ability to continue to conduct our business.

At December 31, 2020, the Company’s debt totaled $452.2 million of which $39.2 million is shown in the current portion of long-term debt and $412.9 million in non current liabilities net of $23.4 million of debt discount and debt issuance costs.

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

Utilizing derivative instruments, such as forward freight, bunker and interest rate swap agreements, could result in losses.

From time to time, we may take positions in derivative instruments, including FFAs, interest rate swaps and bunker swaps. FFAs and other derivative instruments may be used to hedge a vessel owner's exposure to the charter market by providing for the sale of a contracted charter rate along a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. We recorded a net realized and unrealized gain of $4.8 million on FFAs and bunker swaps which was recorded in Other expense in the Consolidated Statement of Operations for the year ended December 31, 2020.

In addition, we entered into, and in the future may enter into additional, interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. Our hedging strategies, however, may not be effective and we may incur substantial losses if interest rates move materially differently from our expectations. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements.

Any hedging activities we engage in may not effectively manage exposure or have the desired impact on our financial conditions, results of operations or cash flows.

Our revolver facilities under the New Ultraco Debt Facility and the Super Senior Facility expose us to interest rate risk.

Although the interest on our outstanding term loan under the New Ultraco Debt Facility is fixed by an interest rate swaps, our earnings are exposed to interest rate risk associated with the revolver facilities under New Ultraco Debt Facility and the Super Senior Facility. Revolver loan under the New Ultraco Debt Facility, which is undrawn as of December 31, 2020, bears interest at LIBOR plus 2.50% per annum, and borrowings under the Super Senior Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.00% per annum. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR. As of December 31, 2020, we had $15.0 million outstanding under the Super Senior Facility. As of December 31, 2020, we repaid the $55.0 million revolver loan under the New Ultraco Debt Facility in full. For the year ended December 31, 2020 our interest rate on the revolver loan under the New Ultraco Debt Facility ranged between 2.73% and

3.39%. The interest rate on our revolver loan under the Super Senior Facility ranged between 2.24% and 2.89%. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

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

    As of December 31, 2020 we owned a fleet of 45 vessels which are employed for less than one year exposing us to fluctuations in spot market charter rates. Historically, the drybulk market has been volatile as a result of the many conditions and factors that can affect the price, supply and demand for drybulk capacity. A global economic crisis may reduce demand for transportation of drybulk cargoes, which may materially affect our revenues, profitability and cash flows. The spot charter market may fluctuate significantly based upon supply of and demand for vessels and cargoes. The successful operation of our vessels in the competitive spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, then we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or to pay dividends, if any, in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

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

    The management of the 45 vessels in our owned fleet, as of December 31, 2020, and additional drybulk vessels that we may acquire in the future impose significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. Further, we are providing technical management services to all of our vessels in our fleet. We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing charters.

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

    Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counter party risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the drybulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our shareholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers. For the years ended December 31, 2020, 2019 and 2018, the Company had no charterers which individually accounted for more than 10% of the Company's gross charter revenue.

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

    In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 45 drybulk vessels in our owned fleet as of December 31, 2020 was approximately 8.8 years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more expensive to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

    We believe that we qualify for this statutory tax exemption for our 2020 taxable year and we intend to take this position for U.S. federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to U.S. federal income tax on our U.S. source income. Therefore, we can give no assurances on our tax-exempt status. If we are not entitled to exemption under Section 883 of the Code for any taxable year, we could be subject for those years to an effective 2% U.S. federal income tax on the gross shipping income we derive during the year that are attributable to the transport of cargoes to or from the United States. The imposition of this tax would have a negative effect on our business and would result in decreased earnings and cash available to pay amounts due on the note or for distribution to our shareholders. For more information, see Item 1. Business - United States Federal Income Taxation of Our Company.

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

The effect of the sale of any borrowed shares, which sales, if any, may be made to facilitate transactions by which investors in our Convertible Bond Debt may hedge their investments, may be to lower the market price of our common stock.

We have been advised that certain selling shareholders may sell borrowed shares (including under this prospectus) and use the resulting short position to establish or maintain their hedge with respect to their investments in our Convertible Bond Debt. The existence of the share lending arrangements and the short sales of our common stock effected in connection therewith could cause the market price of our common stock to be lower over the term of the share lending arrangements than it would have been had we not entered into such arrangements, due to the effect of the increase in the number of our outstanding shares of common stock being traded in the market or otherwise.

Future sales, or availability for sale, of common stock by shareholders could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, including sales by any selling shareholder, or the perception that large sales could occur could depress the market price of our common stock. Such future sales, or perception thereof, could also impact our ability to raise capital through future offerings of equity or equity-linked securities. During December 2020, we issued 1.3 million shares in relation of acquisition of two Ultramax vessels. From time to time, we may issue additional shares in connection with the acquisition of vessels. As of March 5, 2021, we had 12,442,798 shares of common stock issued and outstanding.

To the extent we issue common stock upon conversion of our Convertible Bond Debt, the conversion of some or all of the Convertible Bond Debt will dilute the ownership interests of existing stockholders. If we elect to deliver shares to holders of our Convertible Bond Debt with respect to the principal amount owed at maturity, the ownership interests of existing stockholders would be diluted. Any sales in the public market of common stock so issued could adversely affect prevailing market prices of our common stock. In addition, the existence of our Convertible Bond Debt may encourage short selling by market participants because the conversion of our Convertible Bond Debt could depress the price of our common stock.

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

Our Third Amended and Restated Articles of Incorporation provide that the U.S. federal courts located in the Southern District of New York or, if such courts lack jurisdiction, the state courts of the State of New York, shall be the sole and exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Third Amended and Restated Articles of Incorporation, or our Articles of Incorporation, provide that, unless the Company consents in writing to the selection of an alternative forum, the U.S. federal courts located in the Southern District of New York or, if such court lacks jurisdiction, the state courts of the State of New York, shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b)any action asserting a claim of a breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s shareholders, (c) any action asserting a claim arising pursuant to any provision of the BCA or (d) any action asserting a claim governed by the internal affairs doctrine. This forum selection provision could apply to actions brought under provisions of the federal securities laws, including the Securities Act and Exchange Act. The forum selection provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

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

    On March 10, 2021, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, was $39.38 per share.

    The number of shareholders of record of our common stock was approximately 114 on March 10, 2021.

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

Equity Compensation Plan Information

    On October 15, 2014, the Company adopted the management incentive program, which provided for the distribution of Company equity in the form of shares of Company common stock, and options, to the participating senior management and other employees of the reorganized Company (the “2014 Plan”). As of December 31, 2020, there were no outstanding unvested restricted shares issued and outstanding under this plan. The 2014 Plan was replaced by the 2016 Plan, as defined below.

    On November 7, 2016, the Company granted 33,409 shares of restricted common stock and options to purchase 40,000 shares of the Company’s common stock in connection with the appointment of a new member to the senior management team. The restricted stock and options were not granted under, but are subject to, the terms of the Company’s 2014 Plan. The shares vested completely during 2019 and the options were vested completely during 2020 but not exercised as of December 31, 2020.

    On December 15, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) which replaced the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired or otherwise terminated or cancelled. Under the terms of the 2016 Plan, a maximum of 764,087 shares may be issued. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 357,142 shares to a maximum of 1,121,229 shares of common stock.

    The following table sets forth certain information as of December 31, 2020 regarding the 2016 Plan. The 2016 Plan was approved by our shareholders on December 15, 2016.

Plan Category	Securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Remaining securities for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	285,591	$33.95	352,226

(1) The sum, combined with 483,412 restricted shares issued (net of forfeitures and cancellations) consists of 1,121,229 shares eligible to be granted under the 2016 Plan.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below have been derived in part from, and should be read in conjunction with, the consolidated financial statements and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar, Shares, and Weighted Average Shares Outstanding amounts in thousands except per Share amounts and Fleet Data)

Income Statement Data	2020	2019	2018	2017	2016
Revenues, net	$275,134	$292,378	$310,094	$236,785	$124,493
Voyage expenses	89,549	87,701	79,566	62,351	42,094
Vessel operating expenses	86,528	82,342	81,336	78,607	74,017
Charter hire expenses	21,280	42,169	38,046	31,284	12,845
Depreciation and amortization	50,157	40,546	37,717	33,691	38,884
General and administrative expenses	31,532	35,042	36,157	33,126	22,906
Other operating expense	—	1,125	—	—	—
Restructuring charges	—	—	—	—	5,869
Vessel impairment(1)	—	—	—	—	129,028
Impairment of operating lease right-of-use assets(2)	352	—	—	—	—
Loss/(gain) on sale of vessels	490	(5,979)	(335)	(2,135)	102
Total Operating Expenses, net	279,888	282,947	272,487	236,925	325,745

Interest expense	35,393	30,577	25,744	29,377	21,799
Interest income	(257)	(1,867)	(585)	(651)	(215)
Realized and unrealized (gain)/loss on derivative instruments, net	(4,827)	150	(126)	(38)	687
Loss on debt extinguishment(3)	—	2,268	—	14,969	—
Net (loss)/income	$(35,063)	$(21,697)	$12,575	$(43,797)	$(223,523)

Share and Per Share Data
Basic net (loss)/income per share (4)	$(3.40)	$(2.13)	$1.25	$(4.43)	$(76.08)
Diluted net (loss)/income per share (4)	$(3.40)	$(2.13)	$1.23	$(4.43)	$(76.08)
Weighted average shares outstanding - Basic (b)	10,310	10,195	10,095	9,883	2,938
Weighted average shares outstanding – Diluted (b)	10,310	10,195	10,257	9,883	2,938

Consolidated Cash Flow Data
Net cash provided by/(used in) operating activities	$12,595	$21,686	$45,470	$(10,037)	$(45,434)
Net cash used in investing activities	(5,492)	(168,619)	(31,014)	(155,250)	(9,347)
Net cash provided by financing activities	22,615	127,900	7,381	145,022	106,335
(1) As of December 31, 2016, the Company intended to divest some of the older as well as less efficient vessels from its fleet to achieve operating cost savings as well as potentially acquiring newer and more efficient vessels. The anticipated sale of such vessels in the next two years reduced our estimated holding period of the vessels resulting in an impairment charge. As a result, we reduced the carrying value of each vessel to its fair market value as of December 31, 2016 and recorded an impairment charge of $122.9 million. In addition to the above, in 2015, we identified six vessels as probable sales, and recognized an impairment charge in 2015 of $50.9 million.  As the value of such vessels further declined in the first quarter of 2016, we recorded an additional impairment charge of $6.2 million in that quarter.

(2) During the second quarter of 2020, the Company determined that there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million. The operating lease impairment was included as a component of operating (loss)/income in our Consolidated Statements of Operations for the year ended December 31, 2020.

(3) On January 25, 2019, the Company repaid the outstanding debt together with accrued interest as of that date under the New First Lien Facility and the Original Ultraco Debt Facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. As a result, the Company recognized $2.3 million representing the outstanding balance of debt issuance costs, as a loss on debt extinguishment in the first quarter of 2019. Please see Note 6 Debt to the consolidated financial statements.

On December 8, 2017, the Company repaid the amounts outstanding under the First Lien Facility and the Second Lien Facility by issuance of $200.0 million of the Norwegian Bond Debt and $65.0 million of the New First Lien Facility. As a result, the Company recognized a $15.0 million loss on debt extinguishment in the fourth quarter of 2017.

(4) Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1 General Information to the consolidated financial statements.

Consolidated Balance Sheet Data	December 31,
	2020	2019	2018	2017	2016
Current assets	$118,265	$100,533	$118,474	$105,223	$104,265
Total assets	967,127	1,002,087	846,209	808,350	686,382
Total liabilities	496,709	520,584	366,603	347,185	285,899
Current portion of long-term debt (a)	39,244	35,709	29,176	4,000	—
Long-term debt	412,931	410,067	301,583	313,684	255,944
Stockholders' equity (b)	470,418	481,503	479,606	461,165	400,483
Other data
Capital expenditures:
Vessels and vessel improvements	$4,230	$143,478	$43,444	$176,603	$21,787
Purchase of scrubbers and ballast water systems	$28,377	$58,196	$12,342	$—	$—
Drydocking expenditures	$14,294	$11,903	$8,323	$2,579	$3,689
Ratio of Total debt to Total capitalization (c)	49.0%	48.1%	40.8%	40.8%	39.0%
Fleet Data
Number of vessels in owned fleet	45	50	47	47	41
Average age of fleet (years)	8.8	8.7	9.0	8.2	8.7
Fleet Ownership Days	18,065	16,945	17,213	16,293	15,408
Charter-in Days	2,179	3,583	3,294	3,353	1,494
Fleet Available Days	19,612	19,214	20,083	19,245	16,695
Fleet Operating Days	19,450	19,058	19,921	19,140	16,485
Fleet Utilization	99.2%	99.2%	99.2%	99.5%	98.8%

(a)The amount of $39.2 million represents $8.0 million under the Norwegian Debt Facility and $31.2 million under the New Ultraco Debt Facility to be repaid in 2021.

(b)Effective as of September 15, 2020, the Company completed the 1-for-7 Reverse Stock Split of the Company's issued and outstanding shares of common stock, par value $0.01 per share. All references herein to common stock and per share data for all periods presented in these consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the Reverse Stock Split. See Note 1 to the consolidated financial statements for additional information.
(c)Ratio of Total debt to Total capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8. Financial Statements and Supplementary Data, our consolidated financial data set forth in Item 6. Selected Financial Data and the risk factors identified in Item 1A. Risk Factors of this Annual Report. For further discussion regarding our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

General Overview

Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/ Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain coal, grain, and iron ore, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of December 31, 2020, we owned and operated a modern fleet of 45 Supramax/Ultramax dry bulk vessels. We chartered-in three Ultramax vessels for a remaining lease term of less than one year. In addition, the Company charters-in third-party vessels on a short to medium term basis.

Our owned fleet totals 45 vessels, with an aggregate carrying capacity of 2,686,570 dwt and had an average age of 8.8 years as of December 31, 2020.

Financing

    On June 9, 2020, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, and certain initial and additional guarantors entered into the Third Amendment (the "Third Amendment") to the New Ultraco Debt Facility to provide for incremental commitments and pursuant to which on June 12, 2020, Ultraco borrowed $22.6 million for general corporate purposes which was secured by two Ultramaxes already owned by the Company, the M/V Hong Kong Eagle and M/V Santos Eagle. The Company paid $0.4 million as financing costs to the lenders. The Company incurred an additional $0.2 million in other financing costs in relation to the transaction.

On December 22, 2020, the Company issued an aggregate of 1,381,215 shares in two concurrent public offerings ("Equity Offerings"). The total net proceeds from the offerings, net of issuance costs was $23.5 million. The Company used the net proceeds to finance the acquisition of two modern Ultramax vessels and general corporate purposes.

The following are certain significant events with respect to our vessels that occurred during 2020:

•For the year ended December 31, 2020, the Company sold five vessels (Goldeneye, Skua, Shrike, Osprey I and Hawk) for total net proceeds of $23.2 million after brokerage commissions and associated selling expenses. The Company recorded a net loss of $0.5 million from the sale of the five vessels in its Consolidated Statement of Operations for the year ended December 31, 2020.

•During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase three high specification scrubber-fitted Ultramax bulkcarriers for a total purchase price of $50.2 million excluding direct expenses of acquisition. The Company took delivery of the vessels during the first quarter of 2021. The Company paid and recorded $3.3 million on two of the above mentioned vessels in advances for vessel purchases in the Consolidated Balance Sheet as of December 31, 2020.

Vessel upgrades - scrubbers and ballast water systems

During the third quarter of 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers, which were fitted on the Company's vessels. The actual costs, including installation, were approximately $2.4 million per scrubber. During the second quarter of 2020, the Company completed and commissioned all 37 scrubbers and recorded $88.9 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2020.

During the third quarter of 2018, the Company entered into a contract for the installation of BWTS on 39 of our owned vessels. The projected costs, including installation, are approximately $0.5 million per BWTS. The Company intends to complete the installations during scheduled drydockings. The Company completed installation of BWTS on 15 vessels and recorded $7.1 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2020. Additionally, the Company recorded $2.3 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2020. During the second quarter of 2020, the Company applied for and received extensions from the USCG of up to one year from their deadline for BWTS installation on 18 of our vessels. Additionally, the Company cancelled the BWTS installation orders on three of its oldest vessels.

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

We have employed all of our vessels on time and voyage charters. The following table represents certain information about our revenue earning charters on our owned fleet as of December 31, 2020:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Jan 2021	Voyage

Canary	2009	57,809	Jan 2021	$8,675

Cape Town Eagle	2015	63,707	Jan 2021	$23,000

Cardinal	2004	55,362	Jan 2021	$15,000

Copenhagen Eagle	2015	63,495	—	Drydock	(1)

Crane	2010	57,809	Jan 2021	$10,000

Crested Eagle	2009	55,989	Feb 2021	Voyage

Crowned Eagle	2008	55,940	Feb 2021	$14,000

Dublin Eagle	2015	63,549	Jan 2021	$2,265	(2)

Egret Bulker	2010	57,809	Jan 2021	Voyage

Fairfield Eagle	2013	63,301	Jan 2021	Voyage

Gannet Bulker	2010	57,809	Feb 2021	Voyage

Golden Eagle	2010	55,989	Jan 2021	Voyage

Grebe Bulker	2010	57,809	Jan 2021	Voyage

Greenwich Eagle	2013	63,301	Jan 2021	$7,450

Groton Eagle	2013	63,301	Jan 2021	Voyage

Hamburg Eagle	2014	63,334	Jan 2021	$12,850

Hong Kong Eagle	2016	63,472	Jan 2021	Voyage

Ibis Bulker	2010	57,809	Jan 2021	Voyage

Imperial Eagle	2010	55,989	Jan 2021	Voyage

Jaeger	2004	52,483	Jan 2021	Voyage

Jay	2010	57,809	Jan 2021	Voyage

Kingfisher	2010	57,809	Jan 2021	Voyage

Madison Eagle	2013	63,301	Feb 2021	Voyage

Martin	2010	57,809	Jan 2021	$18,000

Mystic Eagle	2013	63,301	Jan 2021	Voyage

New London Eagle	2015	63,140	Jan 2021	Voyage

Nighthawk	2011	57,809	Feb 2021	Voyage

Oriole	2011	57,809	Jan 2021	Voyage

Owl	2011	57,809	Jan 2021	Repairs	(3)

Petrel Bulker	2011	57,809	Feb 2021	$17,500

Puffin Bulker	2011	57,809	Jan 2021	Voyage

Roadrunner Bulker	2011	57,809	Jan 2021	$8,350

Rowayton Eagle	2013	63,301	Feb 2021	Voyage

Sandpiper Bulker	2011	57,809	Jan 2021	$18,000

Santos Eagle	2015	63,537	Jan 2021	$10,000

Shanghai Eagle	2016	63,438	Feb 2021	$13,850

Singapore Eagle	2017	63,386	Jan 2021	Voyage

Southport Eagle	2013	63,301	Jan 2021	$9,250

Stamford Eagle	2016	61,530	Jan 2021	Voyage

Stellar Eagle	2009	55,989	Feb 2021	$5,850

Stonington Eagle	2012	63,301	Jan 2021	Voyage

Sydney Eagle	2015	63,529	Jan 2021	$23,850

Tern	2003	50,209	Jan 2021	Voyage

Westport Eagle	2015	63,344	Feb 2021	$11,000

(1)The vessel is at a shipyard undergoing drydock as of December 31, 2020.
(2)The vessel is contracted to continue the existing time charter at an increased charter rate of $11,000 after January 8, 2021.
(3)The vessel was involved in a collision and was undergoing repairs at a shipyard as of December 31, 2020.

Business Outlook

COVID-19

In March 2020, the World Health Organization (the “WHO”) declared COVID-19, to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments have implemented measures such as social distancing, mask mandates, travel restrictions, COVID testing guidelines, quarantine regulations etc. All the above measures taken to slow the spread of COVID-19 have led to a significant slowdown in the worldwide economic activity and decline in demand for drybulk cargoes. This has contributed to lower charter rates and shipping revenues in the first half of 2020.

In 2020, drybulk trade decreased by 1.9% compared to an increase of 0.4% in 2019, as measured in metric tons of cargo. This was primarily the result of a 9.5% decline in coal trade around the world, reflecting the continuing shift away from thermal coal use in Europe, China-Australia trade tensions, and decreased electricity demand in many countries due to economic impacts of COVID-19. Demand for minor bulk commodities also decreased by 3.2% mainly due to the impact to steel and other construction-related commodities due to COVID-19, as well as a ban on exports of nickel ore from Indonesia that became effective in January 2020. On the positive side, grain trade increased by 7.8%. The BSI-58 index averaged $8,189 for 2020, compared to $9,948 for 2019.

During the second half of 2020, freight markets saw a strong rebound from the low point in the second quarter as demand for commodities recovered. The gross BSI averaged $9,931/day during the third quarter of 2020, up 81% quarter-on-quarter. The charter hire rates continued to improve during the fourth quarter of 2020 with average BSI averaging at $10,749/day. However, the economic activity levels as well as the demand for dry bulk cargoes is still dependent on the duration of COVID-19, timing, and logistics of vaccine distribution, which is currently uncertain.

The Company experienced delays in cargo operations due to port restrictions and additional protocols and cancellation of a few cargo contracts. However, the Company was able to secure alternative business for its vessels upon cancellation at the prevailing charter rates. Our crew on our ships were exposed to risk of exposure to COVID-19. The travel restrictions imposed at various ports have severely impeded our crew rotation plans during the year. We experienced some disruptions to our normal vessel operations and incurred additional offhire time due to deviations our vessels had to take to allow for crew changes. As a result of the spread of COVID-19, the Company incurred some additional expenses relating to procurement of personal protective equipment, COVID-19 testing, and crew travel, which is included in our vessel operating expenses in our Consolidated Statement of Operations for the year ended December 31, 2020. Additionally, the Company experienced some delays in drydocking and BWTS installations, operations, and crew changes due to quarantine regulations and COVID-19 testing and resulting offhire days. For additional discussion regarding the impact of COVID-19, see “—Liquidity and Capital Resources— Summary of Liquidity and Capital Resources” and “Item 1A Risk Factors.”

We have instituted measures to reduce the risk of spread of COVID-19 for our crew members on our vessels as well as our onshore offices in Stamford, Connecticut, Singapore, and Copenhagen. However, if the COVID-19 pandemic continues to impact the global economy on a prolonged basis, or vaccination program goes slower than expected, the rate environment in the drybulk market and our vessel values may deteriorate further and our operations and cash flows may be negatively impacted as well as our ability to meet the debt covenants under our existing debt facilities.

U.S.-China Trade Dispute

Over the course of 2018 and 2019, the United States imposed tariffs on various goods imported from a number of countries. Certain of these countries, including China, undertook retaliatory actions by implementing tariffs on select U.S. products. Most notably in terms of drybulk trade volumes is China’s tariff placed upon U.S. soybean exports. These tariffs impacted trade-flows with much of the US exports being substituted with soybeans from South America. This also had an impact on seasonality, given the different timing of harvests between the Northern and Southern hemispheres. With the signing of the “phase one” trade agreement between China and the U.S. in January 2020, China has agreed in principle to purchase meaningful quantities of agricultural products, including soybeans, from the U.S. In recent months, China has purchased large amounts of agricultural products that are transported on drybulk vessels which has helped support freight rates for the mid-sized and smaller vessel classes. It remains to be seen the stance the new U.S. administration will take towards China as well as any previously agreed upon trade deals. A deterioration in the trading relationship or a re-escalation of protectionist measures taken between these countries or others could lead to reduced volumes of drybulk trade as well as changes in trade flows.

Market Overview

    The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 3.5% of the on-the-water drybulk fleet. As of December 31, 2020, there are approximately 12,300 drybulk vessels over 10,000 dwt totaling 911 million dwt. We compete with other (primarily private) owners of drybulk vessels in the Handysize, Supramax/Ultramax, and Panamax asset classes.

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

    Our strategy is to focus primarily on the Supramax/Ultramax asset class, defined as drybulk vessels that range in size from approximately 50,000 to 65,000 dwt. These vessels have the cargo loading and unloading flexibility offered by their on-board cranes, while the cargo carrying capacity approaches that of Panamax, which ranges in size between 65,000 and 100,000 dwt but which require onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class makes it the preferred type of ship attractive to potential charterers. As of December 31, 2020, all of our owned vessels range in size between 50,000 and 64,000 dwt.

The supply of drybulk vessels depends primarily on the size of the orderbook and the scrapping of older or less efficient vessels. During 2020, approximately 486 newbuilding vessels were delivered to industry participants, and 143 vessels were scrapped, resulting in 3.7% net growth in the drybulk fleet on a DWT-adjusted basis, as compared to 4.0% for 2019.

The typical trading life of a Supramax/Ultramax vessel is approximately 25 years. As of December 2020, 10% of the world's drybulk fleet (by vessel count) was 20 years or older.

    Fleet Growth for 2021 is expected to continue at moderate to low levels of 2.6% for the drybulk fleet and 2.2% for Supramax/Ultramax vessels. The orderbook as of February 2021 stands at approximately 5.8% of the total drybulk fleet, with the orderbook for the Supramax/Ultramax segment at 5.3% of the on-the-water fleet, with both figures representing the smallest orderbook in approximately 30 years. The IMF is currently forecasting worldwide GDP growth at 5.5% for 2021, as the global economy recovers from the COVID-19 pandemic. This represents the strongest growth since 2010, when the economy was recovering from the 2009 recession. Drybulk trade, which tends to be correlated to global GDP, is expected to grow by approximately 3.7% in 2021, driven by a rebound in iron ore, and continued strong growth in bauxite, along with modest increases in coal, grain, and other minor bulk commodities.

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
On January 1, 2020, the Company adopted ASC 2016-13, "Financial Instruments - Credit Losses" ("ASC 326"). The Company maintains an allowance for credit losses for expected uncollectible account receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expense in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the year ended December 31, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Leases
We adopted Accounting Standards Update 2016-02, "Leases", ("ASC 842") on January 1, 2019 which resulted in the recognition of operating lease right-of-use assets of $28.7 million and related lease liabilities for operating leases of $30.5 million in Total Assets and Total Liabilities, respectively, on our Consolidated Balance Sheet on January 1, 2019. Please see Note 2 Significant Accounting Policies to our consolidated financial statements for additional information. Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP (“prior GAAP”). Because both ASC 842 and prior GAAP generally recognize operating lease expenses on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, there were no material differences between the timing and amount of lease expenses recognized under the two accounting methodologies for the years ended December 31, 2020, 2019 and 2018.
Vessel Lives and Impairment

    The Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. In addition, the Company estimates the scrap rate to be $300 per lwt, to compute each vessel's residual value, which is based on the 15-year average scrap value of steel.

    The carrying values of the Company's vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new buildings. Historically, both charter rates and vessel values tend to be cyclical. The volatility in dry bulk market is heavily impacted by growth rate and demand for commodities such as coal and iron ore in the world economy and Chinese economy in particular. The COVID-19 outbreak negatively impacted the charter hire rates as well as our vessel values. We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as carrying value of the vessels lower than their fair market value, vessel sales, business plans and overall market conditions.

    If indicators of impairment are present, we perform an analysis of the undiscounted projected net operating cash flows for each vessel and compare it to the vessel’s carrying value. This assessment is made at the individual vessel level since we can separately identify cash flow information for each vessel. In developing estimates of future cash flows, the Company must make assumptions about future charter rates, vessel operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. The Company annually reviews all the assumptions that are used in the calculation of projected net operating cash flows. Specifically, we utilize the rates currently in effect for the duration of their current charters. Based on our annual review of assumptions, for periods of time where our vessels are not fixed on charters, we utilized an estimated daily time charter equivalent for our vessels’ unfixed days based on a historical average of the last fifteen years of one and three years’ time charter rates as published by a third party excluding the hire rates for the years 2007 and 2008 as we believe that they are outliers and are not representative of expected future rate environment in a typical shipping cycle. Historically, the Company utilized 25 year average of one and three year time charters for the unfixed days of the remaining useful life in its impairment analysis. This is considered a change in accounting estimate and it was done primarily to closely align with our peers and also based on our annual evaluation of assumptions used in the undiscounted projected net operating cash flows analysis, we believe that the

15 year average is more representative of future rate environment for our vessels. The change in accounting estimate did not have any impact on the impairment analysis and the consolidated financial statements.

The undiscounted projected net operating cash flows are determined by considering the future charter revenues from the existing charters for the fixed fleet days and for the unfixed days, projected FFA rates up to 2022 and an estimated daily time charter equivalent over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and any planned capital expenditures such as scrubbers and BWTS.

    The Company evaluated if any impairment indicators existed as of December 31, 2020. Based on the evaluation, the Company determined that there were impairment indicators for 40 vessels in the Company's fleet for which the average vessel prices based on vessel valuations received from third party brokers were lower than their carrying values. The Company considered this to be an impairment indicator and performed an impairment test on the 40 vessels.

    Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile. We utilize historical averages as discussed above in our impairment tests due to the highly cyclical nature of the drybulk shipping industry. Our vessels range from very new to seventeen years old, and we believe that utilizing rates over a long period of time incorporates numerous shipping cycles and reflects our strategy of operating our vessels over a long time period, and in line with the overall useful economic life of our vessels. As disclosed elsewhere herein, we also consider whether utilizing ten or five year averages would impact our impairment assessment. Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 17 years in which to provide sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2020. Management will continue to monitor developments in charter rates in our participatory markets with respect to the expectation of future rates over an extended period.

A comparison of the average estimated daily time charter equivalent rate used in our impairment analysis with the average break even rate at which the undiscounted cash flows for the 40 vessels for which impairment test was performed will be lower than their carrying value as of December 31, 2020 (“average break even rate”) for our vessels is presented below:

Vessel Class	Average estimated daily time charter rate used	Percentage decline from average estimated daily time charter rate used in impairment test at which point impairment would be recorded
Supramax/Ultramax	$11,504	(29)%

    For the purpose of presenting our investors with additional information to determine how the Company’s future results of operations may be impacted in the event that daily time charter rates change from their current levels in future periods, we set forth in the table below analysis that shows the effect of the utilization of 1 year, 3 year, 5 year and 10 year average blended rates would have on the Company’s impairment analysis:

	Incremental number of vessels	Potential Incremental Impairment (in millions)
1 year historical average	2	$16.6
3 year historical average	—	—
5 year historical average	—	—
10 year historical average	—	—

    Management does not believe that a one year, a three year, and a five year historical average is reflective of the cyclical nature of the shipping business, which tends to have cycles much longer than one, three or five years.

    Based on our impairment analysis, we determined that as of December 31, 2020, the future cash flows expected to be earned by the 40 vessels on an undiscounted basis would exceed their carrying value and therefore no impairment charges were recorded in the consolidated financial statements.

As of December 31, 2016, as part of our fleet renewal program, management considered it probable that we would divest some of our older vessels as well as certain less efficient vessels from its fleet to achieve operating cost savings. Based on our projected undiscounted cash flows prior to sale, factoring the probability of sale, such vessels were determined to be impaired, and written down to their current fair value as of December 31, 2016, which was determined by obtaining broker quotes from two unaffiliated ship brokers. As a result, we recorded an impairment charge of $122.9 million in the fourth quarter of 2016. The carrying value of these vessels prior to impairment was $234.9 million. In addition to the above, in 2015, we identified six vessels as probable sales, and recognized an impairment charge in 2015 of $50.9 million. As the value of such vessels further declined in the first quarter of 2016, we recorded an additional impairment charge of $6.2 million in that quarter. Out of the six vessels initially identified in 2015, all vessels have been sold as of December 31, 2020. Out of the sixteen vessels impaired in 2016, thirteen vessels have been sold as of December 31, 2020.

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

    The table set forth below indicates the carrying value of each of our vessels as of December 31, 2020 and 2019, which we believe, based on broker quotes recently obtained, have a basic charter free market value below its carrying value. Please note that the carrying values of vessels sold during the year 2020 have been excluded from the table. Noted below the table is the aggregate difference between the carrying value and the basic market value, which represents the approximate amount by which we believe we would have to reduce our net income if we sold all of such vessels, excluding commissions, as of December 31, 2020, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy. Additionally, given the current dynamic in the drybulk market, were we to sell a vessel, we might not be able to realize proceeds consistent with the amounts disclosed below.

Drybulk Vessels	Dwt	Year Purchased	Carrying Value* as of December 31, 2020	Carrying Value* as of December 31, 2019
Bittern	57,809	2009	$17.4 million *	$16.0 million *
Canary	57,809	2009	$17.3 million *	$18.0 million *
Cape Town Eagle	63,707	2015	$20.9 million *	$19.7 million
Cardinal	55,362	2004	$6.2 million	$6.7 million
Copenhagen Eagle	63,495	2015	$20.1 million *	$20.9 million
Crane	57,809	2010	$18.5 million *	$18.7 million *
Crested Eagle	55,989	2009	$19.8 million *	$18.7 million *
Crowned Eagle	55,940	2008	$18.9 million *	$17.2 million *
Dublin Eagle	63,549	2015	$20.0 million *	$20.8 million
Egret Bulker	57,809	2010	$18.2 million *	$19.0 million *

Fairfield Eagle	63,301	2013	$17.7 million *	$15.9 million
Gannet Bulker	57,809	2010	$18.2 million *	$19.1 million *
Golden Eagle	55,989	2010	$21.1 million *	$22.1 million *
Grebe Bulker	57,809	2010	$17.8 million *	$18.5 million *
Greenwich Eagle	63,301	2013	$17.5 million *	$15.8 million
Groton Eagle	63,301	2013	$17.4 million *	$18.0 million
Hamburg Eagle	63,334	2014	$21.9 million *	$22.5 million *
Hong Kong Eagle	63,472	2016	$21.7 million *	$19.9 million
Ibis Bulker	57,809	2010	$17.8 million *	$18.7 million *
Imperial Eagle	55,989	2010	$20.9 million *	$22.0 million *
Jaeger	52,483	2004	$5.8 million	$5.7 million
Jay	57,809	2010	$17.9 million *	$18.8 million *
Kingfisher	57,809	2010	$18.3 million *	$16.4 million *
Madison Eagle	63,301	2013	$17.8 million *	$16.0 million
Martin	57,809	2010	$18.2 million *	$16.5 million *
Mystic Eagle	63,301	2013	$17.4 million *	$18.0 million
New London Eagle	63,140	2015	$21.8 million *	$22.5 million *
Nighthawk	57,809	2011	$18.8 million *	$19.7 million *
Oriole	57,809	2011	$18.6 million *	$19.5 million *
Owl	57,809	2011	$18.8 million *	$19.6 million *
Petrel Bulker	57,809	2011	$18.7 million *	$19.5 million *
Puffin Bulker	57,809	2011	$18.7 million *	$19.6 million *
Roadrunner Bulker	57,809	2011	$18.8 million *	$19.7 million *
Rowayton Eagle	63,301	2013	$17.6 million *	$18.2 million
Sandpiper Bulker	57,809	2011	$18.7 million *	$19.6 million *
Santos Eagle	63,537	2015	$20.1 million *	$20.9 million
Shanghai Eagle	63,438	2016	$21.7 million *	$20.0 million
Singapore Eagle	63,386	2017	$18.9 million	$17.3 million
Southport Eagle	63,301	2013	$17.6 million *	$18.1 million
Stamford Eagle	61,530	2016	$16.3 million	$17.0 million
Stellar Eagle	55,989	2009	$19.8 million *	$20.8 million *
Stonington Eagle	63,301	2012	$17.8 million *	$17.9 million
Sydney Eagle	63,529	2015	$20.1 million *	$20.9 million
Tern	50,209	2003	$5.0 million	$5.4 million
Westport Eagle	63,344	2015	$18.0 million *	$15.8 million

*Indicates drybulk carriers for which we believe, as of December 31, 2020 and 2019, the basic charter-free market value is lower than the vessel’s carrying value. We believe that the aggregate carrying value of these vessels exceed their December 31, 2020 and 2019 aggregate basic charter-free market value by approximately $223.7 million and $136.0 million, respectively.

Deferred Drydock Cost

    There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydock costs are deferred when incurred and amortized over the period to the next scheduled drydock; and (b) expensing drydocking costs in the period it is incurred. We use the deferral method of accounting for drydock expenses. Under the deferral method, drydock expenses are deferred and amortized on a straight-line basis until the next drydock, which we estimate to be a period of two and a half to five years. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydock performed, which can result in adjustments to the estimated amortization of drydock expense. If the vessel is disposed of before the next drydock, the remaining balance in deferred drydock is written-off to the gain or loss upon disposal of vessels in the period when contracted. We expect that our vessels will be required to be drydocked approximately every 60 months for vessels younger than 15 years and 30 months for vessels older than 15 years.

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

Results of operations for years ended December 31, 2020 and 2019

This section of this Form 10-K generally discusses 2020 and 2019 results and year-to-year comparisons between 2020 and 2019. A discussion of 2019 results of operations compared to 2018 has been omitted from this Form 10-K, but may be found in “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

Factors Affecting our Results of Operations

    The following tables represent the operating data and certain financial statement data for the years ended December 31, 2020 and 2019 on a consolidated basis.

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	For the Years Ended
	December 31, 2020	December 31, 2019
Ownership Days	18,065	16,945
Chartered-in Days	2,179	3,583
Available Days	19,612	19,214
Operating Days	19,450	19,058
Fleet Utilization	99.2%	99.2%

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

•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We drydocked 11 vessels in 2020 and one vessel was undergoing drydock as of December 31, 2020 and 11 vessels in 2019.

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

The following table represents the reconciliation of Net charter hire income, a non-GAAP measure, for the years ended December 31, 2020 and 2019.

	For the Years Ended
	December 31, 2020	December 31, 2019
Revenues, net	$275,133,547	$292,377,638
Less:
Voyage Expenses	89,548,796	87,701,407
Charter hire expenses	21,280,224	42,168,642
Net charter hire income	$164,304,527	$162,507,589

% of Net charter hire from
Time charters	52%	61%
Voyage charters	48%	39%

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

    Our revenues for the years ended December 31, 2020 and 2019 were earned from time and voyage charters. We did not have any vessels employed in commercial pools for the years ended December 31, 2020 and 2019. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. We record such broker commissions as voyage expenses.

    Revenues, net for the year ended December 31, 2020 were $275.1 million, a decrease of 6% compared to the prior year ended December 31, 2019 primarily due to a decline in fuel prices which impacted our revenue from voyage charters where the freight rate earned per metric ton of cargo is based on the fuel expense expected to be incurred partly offset by an increase in the available days. The available days increased year over year because the scrubber installations were completed in April 2020. The available days including chartered-in days for the year ended December 31, 2020 were 19,612 as compared to 19,214 for the year ended December 31, 2019.

Voyage expenses

    To the extent that we employ our vessels on voyage charters, we incur expenses that include but are not limited to bunkers, port charges and canal tolls, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which more vessels are employed on voyage charters.

    Voyage expenses for the year ended December 31, 2020 were $89.5 million, compared with $87.7 million for the year ended December 31, 2019. Voyage expenses have primarily increased due to an increase in port expenses and hold cleaning expenses due to an increase in the voyage charter business offset by a decrease in bunker prices in the current year compared to the prior year.

Vessel operating expenses

    Vessel operating expenses include expenses relating to crewing costs, vessel operations, general vessel maintenance, regulatory and classification society compliance, repairs, stores, supplies, spare parts, and technical consultants.

    Vessel operating expenses for the year ended December 31, 2020 were $86.5 million, which represents an increase of $4.2 million, compared with $82.3 million for the year ended December 31, 2019. The increase in vessel expenses is attributable to an increase in ownership days after the purchase of six Ultramax vessels in the second half of 2019, offset by the sale of two vessels Thrasher and Kestrel in the second half of 2019 and sale of five vessels (Goldeneye, Skua, Osprey I, Hawk I, and Shrike) in the later half of 2020. Additionally, the Company incurred $1.0 million in additional costs relating to COVID-19 for procurement of personal protective equipment, test kits and crew changes. The ownership days for the year ended December 31, 2020 were 18,065 compared to 16,945 for the prior year ended December 31, 2019.

We believe daily vessel expenses are a good measure for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

    Average daily vessel expenses for our fleet for the year ended December 31, 2020 were $4,790 as compared to $4,859 for the year ended December 31, 2019.

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

    Our vessel expenses, which generally represent costs under the vessel operating budgets, cost of insurance and vessel registry and other regulatory fees, will increase with the enlargement of our fleet. Other factors beyond our control, some of which may affect the shipping industry in general, may also cause these expenses to increase, including, for instance, developments relating to market prices for crew, insurance, lubricants, and supplies.

Charter hire expense

    Charter hire expenses for the year ended December 31, 2020 were $21.3 million compared to $42.2 million for the year ended December 31, 2019. The decrease in charter hire expenses in 2020 compared with 2019 was mainly due to a decrease in charter-in days as well as a decrease in charter hire rates due to COVID-19. The chartered-in days for 2020 were 2,179 compared to 3,583 in 2019. The Company chartered in three vessels on a long term basis for the years ended December 31, 2020 and 2019.

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

    Depreciation and amortization expenses for the years ended December 31, 2020 and 2019 were $50.2 million and $40.5 million, respectively. The increase in depreciation expense is due to an increase in the cost base of our owned fleet due to the capitalization of scrubbers and BWTS on our vessels, and the acquisition of six Ultramax vessels in the second half of 2019, offset by the sale of two vessels in 2019 and five vessels in the third and fourth quarter of 2020. The increase in drydock amortization is due to the completion of eleven additional drydocks since the end of 2019. Total depreciation and amortization expenses for the year ended December 31, 2020 includes $42.8 million of depreciation and $7.4 million of deferred drydocking amortization. Total depreciation and amortization expenses for the year ended December 31, 2019 includes $34.3 million of depreciation and $6.2 million of amortization of deferred drydocking costs.

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

    General and administrative expenses for the years ended December 31, 2020 and 2019 were $31.5 million and $35.0 million, respectively. The decrease in general and administrative expenses in 2020 was primarily due to a decrease in stock-based compensation expense. The general and administrative expenses excluding stock-based compensation expense are lower compared to the prior year primarily due to decreases in corporate travel and office expenses due to COVID-19.

    General and administrative expenses include stock-based compensation charges of $3.0 million and $4.8 million, respectively, for the years ended December 31, 2020 and 2019. These stock-based compensation charges relate to the stock options and restricted stock units granted to certain members of management, employees, and certain directors of the Company under the 2016 Plan. Please see Note 10 Stock Incentive Plans to the consolidated financial statements.

Operating lease impairment

During the second quarter of 2020, the Company determined that there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million in the second quarter of 2020. The operating lease impairment was included as a component of operating (loss)/income in our Consolidated Statement of Operations for the year ended December 31, 2020.

Loss/(gain) on sale of vessels

For the years ended December 31, 2020 and 2019, the Company recorded a loss of $0.5 million and a gain of $6.0 million, respectively. The loss for the year ended December 31, 2020, includes a loss on sale of five vessels

Goldeneye, Shrike, Skua, Osprey I and Hawk I. The gain for the year ended December 31, 2019 includes a gain of $6.0 million, in connection with the sales of the vessels Condor, Merlin, Thrasher, and Kestrel.

Interest and Finance Costs

    Interest expense consisted of:

	For the Years Ended
	December 31, 2020	December 31, 2019
Amortization of debt discount and debt issuance costs	$6,272,309	$3,783,939
Convertible Bond Debt interest	5,737,650	2,377,550
Original Ultraco Debt Facility interest	—	362,257
Norwegian Bond Debt interest	15,298,250	15,930,750
New Ultraco Debt Facility interest	7,612,342	7,172,442
Super Senior Facility interest	215,804	—
New First Lien Facility interest	—	293,545
Commitment fees on revolving credit facilities	256,268	657,006
Total interest expense	$35,392,623	$30,577,489

For the year ended December 31, 2020, the interest rate on the Convertible Bond Debt was 5.00%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 10.14%.

For the year ended December 31, 2020, the interest rate on the New Ultraco Debt Facility ranged from 2.73% to 4.68% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 3.98%.

    For the year ended December 31, 2020, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 8.75%.

For the year ended December 31, 2020, the interest rate on our outstanding debt under the Super Senior Facility ranged between 2.24% and 2.89%. The weighted average effective interest rate including the amortization of debt issuance costs for the year was 3.00%. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

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

For our bunker swaps, the Company may enter into master netting, collateral, and offset agreements with counterparties. As of December 31, 2020, the Company has International Swaps and Derivatives Association ("ISDA") agreements with two applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties. As of December 31, 2020, no collateral had been received or pledged related to these bunker swaps.

The effect of non-designated derivative instruments on the Consolidated Statements of Operations is as follows:

		For the Years Ended
Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	December 31, 2020	December 31, 2019
FFAs - realized loss/(gain)	Realized and unrealized loss/(gain) on derivative instruments, net	$3,822,049	$(402,129)
FFAs - unrealized loss	Realized and unrealized loss/(gain) on derivative instruments, net	711,708	292,527
Bunker swaps - realized (gain)/loss	Realized and unrealized loss/(gain) on derivative instruments, net	(8,347,947)	528,361
Bunker swaps - unrealized gain	Realized and unrealized loss/(gain) on derivative instruments, net	(1,012,584)	(269,127)
Total		$(4,826,774)	$149,632

Derivatives not designated as hedging instruments	Balance Sheet location	December 31, 2020	December 31, 2019
FFAs - Unrealized gain	Other current assets	$—	$475,650
Bunker Swaps - Unrealized loss	Fair value of derivatives	—	756,229
Bunker Swaps - Unrealized gain	Other current assets	352,399	96,043

Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of December 31, 2020 and December 31, 2019, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $0.1 million and $0.6 million, respectively, which is recorded within Other current assets in the consolidated balance sheets.
Effects of Inflation

    The Company does not believe that inflation has had or is likely, in the near future, to have a significant impact on vessel operating expenses, drydocking expenses and general and administrative expenses.

Liquidity and Capital Resources

The following table presents the cash flow information for the years ended December 31, 2020 and 2019:

	For the Years Ended
(in thousands of U.S. dollars)	December 31, 2020	December 31, 2019
Net cash provided by operating activities	$12,595	$21,686
Net cash used in investing activities	(5,492)	(168,619)
Net cash provided by financing activities	22,615	127,899

Increase/(decrease) in cash and cash equivalents	29,718	(19,034)
Cash, cash equivalents including restricted cash, beginning of year	59,130	78,164

Cash and cash equivalents including restricted cash, end of year	$88,849	$59,130

Net cash provided by operating activities for the year ended December 31, 2020 was $12.6 million, compared with $21.7 million in 2019. The decrease in cash flows provided by operating activities resulted primarily from increase in drydock expenditures, payments related to bunkers in the first quarter of 2020 relating to prior year bunker liftings in advance of IMO 2020 regulations partly offset by decline in fuel prices resulting in decrease in the value of our bunker inventory year over year.

    Net cash used in investing activities for the year ended December 31, 2020 was $5.5 million, compared to $168.6 million in the prior year. During 2020, the Company paid $28.4 million for the purchase and installation of scrubbers and ballast water treatment systems on our fleet. Additionally, the Company paid advances on two Ultramax vessels of $3.3 million and paid $1.0 million towards vessel improvements. This use of cash was partially offset by the proceeds from the sale of five vessels for $23.2 million and $3.9 million of insurance proceeds received on hull and machinery claims.

    Net cash provided by financing activities for the year ended December 31, 2020 was $22.6 million, compared to $127.9 million in the prior year ended December 31, 2019. During 2020, the Company received $55.0 million in proceeds from the revolver loan under the New Ultraco Debt Facility, $22.6 million from the New Ultraco Debt Facility, $15.0 million from the revolver loan under the Super Senior Facility, and $23.5 million in proceeds, net of issuance costs from the Equity Offerings in December 2020. The Company repaid $28.7 million of the term loan, $55.0 million of the revolver loan under the New Ultraco Debt Facility, and $8.0 million of the Norwegian Bond Debt. Additionally, the Company paid $1.2 million to settle net share equity awards, and $0.4 million as financing costs to the lenders of the New Ultraco Debt Facility.

As of December 31, 2020, our cash and cash equivalents balance was $69.9 million compared to a cash and cash equivalents balance of $53.6 million at December 31, 2019. In addition, our restricted cash balance at December 31, 2020 was $18.9 million which includes $18.8 million in net proceeds from the sale of vessels and $0.1 million for collateralizing letters of credit relating to our office leases. As of December 31, 2019, our restricted cash balance was $5.5 million which includes $5.4 million in proceeds from the sale of vessels and $0.1 million for collateralizing letters of credit relating to our office leases.

    At December 31, 2020, the Company’s debt, net of $23.4 million debt discount and debt issuance costs totaled $452.2 million of which $39.2 million is shown in the current portion of long-term debt and $412.9 million in noncurrent liabilities.

In addition, as of December 31, 2020, we had $55.0 million in undrawn revolver facilities available under the New Ultraco Debt Facility.

The ongoing COVID-19 pandemic resulted in the decline in charter hire rates, which impacted our revenues and cash flow from operations in the first half of 2020. As mentioned above, the total cash provided by operations for the year ended December 31, 2020 was $12.6 million. Although the cash used in operations for the first six months of 2020 was $15.2 million, the charter hire rates have rebounded during the second half of 2020, the Company generated positive operating cash flows of $27.8 million. Looking forward into the first quarter of 2021, the charter hire rates have rebounded with the rates achieved so far higher than fourth quarter of 2020. The Company borrowed additional debt of $22.6 million under the New Ultraco Debt Facility by adding two vessels to the debt collateral package, which were previously unlevered. The Company also borrowed $70.0 million by fully drawing on its existing revolving credit facilities under the New Ultraco Debt Facility and Super Senior Facility in second quarter of 2020 of which the Company repaid $55.0 million in December 2020. Additionally, the Company concluded two concurrent Equity Offerings in December 2020 and raised an aggregate amount of $23.5 million. The proceeds were used for the purchase of two Ultramax vessels and for general corporate purposes. The Company applied and received extensions for BWTS installation on 18 of our vessels, which allowed us to postpone our capital expenditure outlays for up to one year or more. Additionally, the Company cancelled the BWTS installation orders of three of the oldest vessels.

    Our principal sources of funds are operating cash flows, long-term bank borrowings and borrowings under our revolving credit facilities. Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments of interest and principal on our outstanding loan facilities.

    We believe that our current financial resources, together with the undrawn revolver under the New Ultraco Debt Facility and cash generated from operations will be sufficient to meet our ongoing business needs and other obligations over the next twelve months. Our ability to generate sufficient cash depends on many factors beyond our control including, among other things, general charter rate environment.

Dividends

The Company did not make any dividend payments in 2020 or 2019. In the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the Company’s debt facilities, and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. The Company does not currently expect to pay dividends in the near term.

Debt Agreements

    Refer to Note 6 Debt to our consolidated financial statements above for a summary of our credit agreements.

Contractual Obligations

    The following table sets forth our expected contractual obligations and their maturity dates as of December 31, 2020:

Contractual Obligation	Payment Due by Period
(in thousands of dollars)	2021	2022-2023	2024-2025	Total
Bank Loans(1)	$31,244	$62,489	$72,697	$166,430
Office leases	733	728	—	1,461
Charter hire obligations(2)	6,983	—	—	6,983
Interest and borrowing fees(3)	25,542	32,650	6,776	64,968
Norwegian Bond Debt	8,000	172,000	—	180,000
Super Senior Facility	—	15,000	—	15,000
Convertible Bond Debt(4)	—	—	114,120	114,120
Vessel acquisitions(5)	46,900	—	—	46,900
BWTS	8,194	876	—	9,070
Total	$127,596	$283,743	$193,593	$604,932

(1)The debt payments represent the amortization payments due to be paid under New Ultraco Debt Facility.
(2)Includes charter hire obligations on three chartered-in vessels with daily charter rates between $11,600 and $12,800. Please see Note 2 Significant Accounting Policies to the consolidated financial statements. It does not include charter hire obligation on a chartered-in vessel which will be delivered in the second quarter of 2021.
(3)Interest is based on LIBOR assumption of 0.24% for Super Senior Facility. Interest is based on a fixed LIBOR rate of approximately 0.58% for the New Ultraco Debt Facility. Interest rate is fixed at 8.25% for the Norwegian Bond Debt and 5% for the Convertible Bond debt.
(4)This amount represents the total amount of Convertible Bond Debt that would be paid in cash at the election of the Company upon maturity.
(5)During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase three high specification scrubber-fitted Ultramax bulkcarriers for a total purchase price of $50.2 million excluding direct expenses of acquisition. As of December 31, 2020, the Company paid $3.3 million as advance on purchase of two of the above mentioned vessels. The Company took delivery of the vessels during the first quarter of 2021. The table excludes vessel acquisitions where the memorandum of agreement was signed after December 31, 2020. Please refer to Note 12 Subsequent events to our consolidated financial statements for further information on these vessel acquisitions.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance the revenue earning capabilities and compliance with new regulations.

    In addition to acquisitions that we may undertake in future periods, the Company's other major capital expenditures include funding the Company's program of regularly scheduled drydocking and vessel improvements necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its drydocking, the costs are relatively predictable. In accordance to the statutory requirements, management anticipates that vessels are to be drydocked every five years for vessels younger than 15 years and two and a half years for vessels older than 15 years. Funding of these requirements is anticipated to be met with cash from operations. We anticipate that the process of recertification will require us to reposition these vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

During the third quarter of 2018, the Company entered into a contract for installation of BWTS on 39 of our owned vessels. The projected costs, including installation, are approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company completed installation of BWTS on 15 vessels and recorded $7.1 million in vessels and vessel improvements in the Consolidated Balance

Sheet as of December 31, 2020. Additionally, the Company recorded $2.3 million as advances paid towards installation of BWTS as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2020. During the second quarter of 2020, the Company applied for and received extensions from the USCG of up to one year from their deadline for BWTS installation on 18 of our vessels. Additionally, the Company cancelled the BWTS installation orders on three of its oldest vessels.

During the third quarter of 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers which were fitted on the Company's vessels. The actual costs, including installation, were approximately $2.4 million per scrubber. During the second quarter of 2020, the Company completed and commissioned all 37 scrubbers and recorded $88.9 million in vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2020.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2020, 11 of our vessels were drydocked and one vessel was undergoing drydock as of December 31, 2020 and we incurred $14.3 million in drydocking related costs. In 2019, 11 of our vessels were drydocked and we incurred $11.9 million in drydocking related costs.

The following table represents certain information about the estimated costs for anticipated vessel drydockings, BWTS, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

	Projected Costs(1) (in millions)
Quarter Ending	Off-hire Days(2)	BWTS	Drydocks	Vessel Upgrades(3)
March 31, 2021	165	$1.0	$4.4	$—
June 30, 2021	135	2.3	2.7	0.2
September 30, 2021	202	3.0	6.1	1.0
December 31, 2021	212	2.0	4.4	1.0

(1) Actual costs will vary based on various factors, including where the drydockings are actually performed.
(2) Actual duration of off-hire days will vary based on the age and condition of the vessel, yard schedules and other factors.
(3) Vessel upgrades represents capex relating to items such as high-spec low friction hull paint which improves fuel efficiency and reduces fuel costs, NeoPanama Canal chock fittings enabling vessels to carry additional cargo through the new Panama Canal locks, as well as other retrofitted fuel-saving devices. Vessel upgrades are discretionary in nature and evaluated on a business case-by-case basis.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company's objective is to manage the impact of interest rate changes on its earnings and cash flows. The Company expects to manage this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, using derivative financial instruments. The Company has entered into, and in the future may enter into additional, interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. For example, On March 31, 2020, the Company entered into an interest rate swap agreement ("IRS") to effectively convert a portion of its debt under the New Ultraco Debt Facility from a floating to a fixed-rate basis. The Company entered into two additional IRS agreements during the second quarter of 2020 to convert the remaining portion of its outstanding debt under the New Ultraco Debt Facility excluding the revolver facility. The IRS was designated and qualified as a cash flow hedge. The Company uses the IRS for the management of interest rate risk exposure, as the IRS effectively converts a portion of the Company’s debt from a floating to a fixed rate. The IRS is an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the IRS and the prevailing market interest rates. The Company may terminate the IRS prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.

    At December 31, 2020, the Company’s debt consisted of $180.0 million in senior secured bonds, net of $2.7 million debt discount and debt issuance costs under the Norwegian Bond Debt, the revolver loan under the Super Senior Facility of $15.0 million, net of $0.1 million of debt discount and debt issuance costs, $114.1 million in Convertible Bond Debt, net of $17.5 million debt discount and debt issuance costs under the Convertible Bond Debt and $166.4 million, net of $3.1 million debt discount and debt issuance costs under the New Ultraco Debt Facility. In addition, we have $55.0 million in undrawn revolver facilities available under the New Ultraco Debt Facility. The Norwegian Bond Debt carries a fixed interest rate of 8.25% and therefore does not carry any exposure to interest rate increases. The Convertible Bond Debt carries a fixed interest rate of 5.00% and therefore does not carry any exposure to interest rate increases. The interest rate on our outstanding term loan debt under the New Ultraco Debt Facility is fixed with an interest rate swaps which was entered in the first and second quarters of 2020. Therefore the only outstanding debt which has any exposure to interest rate fluctuations are our revolver facilities under the New Ultraco Debt Facility and Super Senior Revolver Facility, which carry an interest of margin plus LIBOR. Our total cash interest expense for the year ended December 31, 2020 on our outstanding revolver loan under New Ultraco Debt Facility and Super Senior Revolver Facility was $1.1 million and $0.2 million, respectively. The table below provides sensitivity analysis of changes in interest rates for an increase or decrease of 100 basis points and an increase of 200 basis points and the increase in annual interest expense under each scenario if our revolver facilities are fully drawn at $70.0 million.

	Incremental interest expense
	For the year ended December 31, 2020	For the year ended December 31, 2019
+200 basis points	$1,400,000	$1,400,000
+100 basis points	700,000	700,000
-100 basis points	(700,000)	(700,000)

For the year ended December 31, 2020, interest rates on the Norwegian Bond Debt were 8.25%. The weighted average effective interest rate including amortization of debt discount and debt issuance costs for the year was 8.75%. The interest rates on the Super Senior Facility ranged from 2.24% to 2.89% including commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility. The weighted average effective interest rate including the amortization of debt issuance costs for the year was 3.00%. The interest rates on the New

Ultraco Debt Facility ranged from 2.73% to 4.68% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.98%. The interest rates on the Convertible Bond Debt were 5.00%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 10.14%.

For information regarding our use of certain derivative instruments, including forward freight agreements, bunker swaps and interest rate swaps, see Note 7 Derivative Instruments and Fair Value Measurements to the consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

    Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

    The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV. Item 15. Exhibits, Financial Statement Schedules under the heading, “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

    In addition, we evaluated our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in the proxy statement for the 2021 annual meeting of shareholders, to be filed within 120 days after December 31, 2020, and is incorporated by reference to this Form 10-K.

Item 11. Executive Compensation

Information regarding executive compensation will be included in the proxy statement for the 2021 annual meeting of shareholders, to be filed within 120 days after December 31, 2020, and is incorporated by reference to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    On October 15, 2014, the Company adopted the post-bankruptcy emergence Management Incentive Program, which provided for the distribution of Company equity in the form of shares of Company common stock, and options, to the participating senior management and other employees of the reorganized Company (the “2014 Plan”). There are no outstanding awards under 2014 Plan. There are 40,000 shares of common stock to be issued upon exercise of outstanding options which were not granted under the 2014 Plan, but are subject to the terms of the 2014 Plan.

    On December 15, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) which replaced the 2014 Plan. Under the terms of the 2016 Plan, a maximum of 1,121,229 shares may be issued. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan.

    The following table sets forth certain information as of December 31, 2020 regarding the 2016 Plan. The 2016 Plan was approved by our shareholders on December 15, 2016.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Plan Category	(a)*	(b)	(c)*
Equity compensation plans approved by security holders	285,591	$33.95	352,226

* The sum, combined with 483,412 restricted shares issued consists of 1,121,229 shares eligible to be granted under the 2016 Plan.

    Information regarding beneficial ownership and management and related stockholder matters will be included in the proxy statement for the 2021 annual meeting of shareholders, to be filed within 120 days after December 31, 2020, and is incorporated by reference to this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the proxy statement for the 2021 annual meeting of shareholders, to be filed within 120 days after December 31, 2020, and is incorporated by reference to this Form 10-K.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services will be included in the proxy statement for the 2021 annual meeting of shareholders, to be filed within 120 days after December 31, 2020, and is incorporated by reference to this Form 10-K.

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

3.3
Article of Amendment to Third Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc., incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on September 14, 2020; File No. 001-33831.

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
4.5
Indenture, dated July 29, 2019, by and between Eagle Bulk Shipping Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2019).

4.6
Form of Note representing the Company's 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2019).

4.7*	Warrant of Eagle Bulk Shipping, Inc. issued on January 28, 2021 to Scorpio Bulkers, Inc.
4.8*	Warrant of Eagle Bulk Shipping, Inc. issued on February 14, 2021 to Alterna Core Capital Assets Fund, L.P.
10.1#
Eagle Bulk Shipping Inc. Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33831) filed with the SEC on April 25, 2019).

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

10.44
Second Amendment to that certain Credit Agreement, dated as of October 17, 2018, by and among Eagle Bulk Ultraco, LLC, as borrower, certain wholly-owned vessel-owning subsidiaries of Eagle Bulk Ultraco, LLC, as guarantors, the lenders thereunder, the swap banks party thereto, ABN AMRO Capital USA LLC, as facility agent and security trustee for the lenders, ABN AMRO Capital USA LLC, DVB Bank SE and Skandinaviska Enskilda Banken AB (publ), as mandated lead arrangers, and ABN AMRO Capital USA LLC, as arranger and bookrunner, incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 12, 2020; File No. 001-33831.

10.45
Amendment Agreement to the Bond Terms between Eagle Bulk ShipCo LLC (Issuer) and Nordic Trustee AS (Bond Trustee) on behalf of the bondholders (Bondholders) in bond issue Eagle Bulk Shipco LLC 8.250% senior secured USD 200,000,000 bonds 2017/2022, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc.; filed with the SEC on December 27, 2018; File No. 001-33831.

10.46
Credit Agreement, dated January 25, 2019, made by and among Eagle Bulk Ultraco LLC, as borrower, the initial guarantors, as guarantors, Eagle Bulk Shipping Inc., as parent and guarantor, the lenders thereto, the swap banks party thereto., ABN AMRO Capital USA LLC, Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB (PUBL) and DNB Markets Inc., as mandated lead arrangers and bookrunners, ABN AMRO Capital USA LLC, as arranger, ABN AMRO Capital USA LLC, as security trustee and ABN AMRO Capital USA LLC, as facility agent, incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K of Eagle Bulk Shipping, Inc.; filed with the SEC on March 13, 2019; File NO. 001-33831.

10.47
First Amendment, dated October 1, 2019, by and among Eagle Bulk Ultraco LLC, as borrower, certain initial and additional guarantors, as guarantors, Eagle Bulk Shipping Inc., as apparent and guarantor, the lenders thereto, the swap parties thereto and ABN AMRO Capital USA LLC, as facility agent and security trustee, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Eagle Bulk Shipping, Inc.; filed with the SEC on October 7, 2019; File No. 001-33831.

10.48
Second Amendment, dated April 20, 2020, to the Credit Agreement, dated as of January 25, 2019, by and among Eagle Bulk Ultraco LLC, as borrower, certain initial and additional guarantors, as guarantors, Eagle Bulk Shipping Inc., as apparent and guarantor, the lenders thereto, the swap parties thereto and ABN AMRO Capital USA LLC, as facility agent and security trustee, incorporated by reference to Exhibit 10.1 to the Quarterly Report on form 10-Q of Eagle Bulk Shipping, Inc.; filed with the SEC on May 11, 2020; File No. 001-33831.

10.49
Third Amendment, dated June 9, 2020, by and among Eagle Bulk Ultraco LLC, as borrower, certain initial and additional guarantors, as guarantors, Eagle Bulk Shipping Inc., as parent and guarantor, the lenders thereto, the swap parties thereto and ABN AMRO Capital USA LLC, as facility agent and security trustee, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping, Inc.; filed with the SEC on June 15, 2020; File No. 001-33831.

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

March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2021.

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
Gary Weston

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Eagle Bulk Shipping Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Vessel Asset Impairment – Future Charter Rates – Refer to Note 2 of the consolidated financial statements.

Critical Audit Matter Description

The Company’s evaluation of its vessel assets for impairment involves an initial assessment of each vessel asset to determine whether events or changes in circumstances exist that may indicate that the carrying amount of the vessel asset may no longer be recoverable. Total Vessels and vessel improvements, at cost, net of accumulated depreciation as of December 31, 2020 and 2019, were $811 million and $836 million, respectively.
If indicators of impairment exist for a vessel asset, the Company determines the recoverable amount by estimating the undiscounted future cash flows associated with the vessel asset. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair market value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair market value. The Company makes significant assumptions and judgments to determine the undiscounted future cash flows expected to be generated over the remaining useful life of each vessel asset. These assumptions are based on historical trends and the Company's expectations for the vessels’ utilization under the current deployment strategy. The most significant and subjective assumption is the future charter rates that the Company uses for its impairment analysis.
We identified future charter rates used in the undiscounted future cash flows analysis as a critical audit matter because of the complex judgments made by management to estimate future charter rates and the significant impact they have on undiscounted cash flows expected to be generated over the remaining useful life of the asset. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s projected charter rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future charter rates utilized in the undiscounted future cash flows included the following, among others:

•We tested the effectiveness of controls over management’s review of the impairment analysis, including the future charter rates used within the undiscounted future cash flow analysis.

•We evaluated the reasonableness of the Company’s estimate of future charter rates through the performance of the following procedures:

◦Evaluated the Company’s methodology for estimating the future rates which reflect the rates currently in effect for the duration of their current charters. For periods of time where the vessels are not fixed on time or voyage charters, the Company estimates the daily future charter rate for the vessels’ unfixed days based on published third party forward freight rates and for the periods after December 31, 2022 based on a blended average rate between a published third party’s 15-year average rates for the one-year and three-year time charter rates.

◦Compared the future charter rates utilized in the undiscounted future cash flow analysis to 1) the Company’s historical rates, 2) historical rate information by vessel class published by third parties and 3) other external market sources, including analysts’ reports and forward freight agreement curves.

◦Obtained from the Company’s management the assumptions used in the future charter rates and considered the consistency of the assumptions used with evidence obtained in other areas of the audit. This included, among others, 1) internal communications by management to the board of directors, and 2) external communications by management to analysts and investors.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 12, 2021
We have served as the Company's auditor since 2015.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in U.S. dollars except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$69,927,594	$53,583,898
Restricted cash - current	18,846,177	5,471,470
Accounts receivable, net of a reserve of $2,357,191 and $2,472,345, respectively	13,843,480	19,982,871
Prepaid expenses	3,182,815	4,631,416
Inventories	11,624,833	15,824,278
Other current assets	839,881	1,039,430
Total current assets	118,264,780	100,533,363
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $177,771,755 and $153,029,544, respectively	810,713,959	835,959,084
Advances for vessel purchases	3,250,000	—
Operating lease right-of-use assets	7,540,871	20,410,037
Other fixed assets, net of accumulated depreciation of $1,137,562 and $832,541, respectively	489,179	740,654
Restricted cash - noncurrent	75,000	74,917
Deferred drydock costs, net	24,153,776	17,495,270
Deferred financing costs - Super Senior Facility	—	166,111
Advances for scrubbers and ballast water systems and other assets	2,639,491	26,707,700
Total noncurrent assets	848,862,276	901,553,773
Total assets	$967,127,056	$1,002,087,136
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,589,970	$13,483,397
Accrued interest	4,690,135	5,321,089
Other accrued liabilities	11,747,064	28,996,836
Fair value of derivatives - current	481,791	756,229
Current portion of operating lease liabilities	7,615,371	13,255,978
Unearned charter hire revenue	8,072,295	4,692,259
Current portion of long-term debt	39,244,297	35,709,394
Total current liabilities	82,440,923	102,215,182
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	169,290,230	175,867,310
Super Senior Facility, net of debt issuance costs	14,896,357	—
New Ultraco Debt Facility, net of debt issuance costs	132,083,949	141,396,770
Convertible Bond Debt, net of debt discount and debt issuance costs	96,660,485	92,803,144
Noncurrent portion of operating lease liabilities	686,422	8,301,793
Fair value of derivatives - noncurrent	650,607	—
Total noncurrent liabilities	414,268,050	418,369,017
Total liabilities	496,708,973	520,584,199

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of December 31, 2020 and 2019	—	—
Common stock, $.01 par value, 700,000,000 shares authorized, 11,661,797 and 10,214,600 shares issued and outstanding as of December 31, 2020 and 2019, respectively *	116,618	102,146
Additional paid-in capital *	943,571,685	918,475,145
Accumulated deficit	(472,137,822)	(437,074,354)
Accumulated other comprehensive loss	(1,132,398)	—
Total stockholders' equity	470,418,083	481,502,937
Total liabilities and stockholders' equity	$967,127,056	$1,002,087,136

* Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in U.S. dollars except share and per share data)

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenues, net	$275,133,547	$292,377,638	$310,094,258

Voyage expenses	89,548,796	87,701,407	79,566,452
Vessel operating expenses	86,527,915	82,342,123	81,336,260
Charter hire expenses	21,280,224	42,168,642	38,045,778
Depreciation and amortization	50,157,147	40,545,904	37,717,462
General and administrative expenses	31,532,109	35,041,996	36,156,660
Impairment of operating lease right-of-use assets	352,368	—	—
Other operating expense	—	1,125,000	—
Loss/(gain) on sale of vessels	489,772	(5,978,566)	(335,160)
Total operating expenses, net	279,888,331	282,946,506	272,487,452

Operating (loss)/income	(4,754,784)	9,431,132	37,606,806

Interest expense	35,392,623	30,577,489	25,743,531
Interest income	(257,165)	(1,867,326)	(585,168)
Realized and unrealized (gain)/loss on derivative instruments, net	(4,826,774)	149,632	(126,241)
Loss on debt extinguishment	—	2,268,452	—
Total other expense, net	30,308,684	31,128,247	25,032,122
Net (loss)/income	$(35,063,468)	$(21,697,115)	$12,574,684

Weighted average shares outstanding*:

Basic*	10,310,246	10,195,088	10,095,030
Diluted*	10,310,246	10,195,088	10,257,453

Per share amounts:
Basic net (loss)/income *	$(3.40)	$(2.13)	$1.25
Diluted net (loss)/income *	$(3.40)	$(2.13)	$1.23

* Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net (loss)/income	$(35,063,468)	$(21,697,115)	$12,574,684

Other comprehensive loss:
Net unrealized loss on cash flow hedges	(1,132,398)	—	—

Comprehensive (loss)/income	$(36,195,866)	$(21,697,115)	$12,574,684

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in U.S. dollars except share data)

	Common Shares*	Common Shares Amount*	Additional paid-in Capital*	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance at January 1, 2018	10,056,329	$100,563	$888,229,283	$(427,164,813)	$—	$461,165,033
Net income	—	—	—	12,574,684	—	12,574,684
Cumulative effect of adoption of ASC 606	—	—	—	(787,110)	—	(787,110)
Issuance of shares due to vesting of restricted shares and exercise of options, net of cash received	94,442	945	3,921	—	—	4,866
Cash used to settle net share equity awards	—	—	(2,559,104)	—	—	(2,559,104)
Stock-based compensation	—	—	9,207,480	—	—	9,207,480
Balance at December 31, 2018	10,150,771	101,508	894,881,580	(415,377,239)	—	479,605,849
Net loss	—	—	—	(21,697,115)	—	(21,697,115)
Proceeds received from the Share Lending Agreement	—	—	35,829	—	—	35,829
Issuance of shares due to vesting of restricted shares	63,829	638	(638)	—	—	—
Equity component of Convertible Bond Debt, net of equity issuance costs	—	—	20,175,803	—	—	20,175,803
Cash used to settle net share equity awards	—	—	(1,443,753)	—	—	(1,443,753)
Stock-based compensation	—	—	4,826,324	—	—	4,826,324
Balance at December 31, 2019	10,214,600	102,146	918,475,145	(437,074,354)	—	481,502,937
Net loss	—	—	—	(35,063,468)	—	(35,063,468)
Issuance of shares due to vesting of restricted shares	65,982	660	(660)	—	—	—
Issuance of common shares for Equity Offerings	1,381,215	13,812	23,803,693	—	—	23,817,505
Fees for Equity Offerings	—	—	(579,651)	—	—	(579,651)
Cash used to settle net share equity awards	—	—	(1,162,609)	—	—	(1,162,609)
Cash used to settle fractional shares in the Reverse Stock Split	—	—	(12,513)	—	—	(12,513)
Unrealized loss on cash flow hedges	—	—	—	—	(1,132,398)	(1,132,398)
Stock-based compensation	—	—	3,048,280	—	—	3,048,280
Balance at December 31, 2020	11,661,797	$116,618	$943,571,685	$(472,137,822)	$(1,132,398)	$470,418,083

* Adjusted retroactively to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net (loss)/income	$(35,063,468)	$(21,697,115)	$12,574,684
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	42,778,395	34,318,053	32,364,359
Amortization of deferred drydocking costs	7,378,752	6,227,851	5,353,102
Amortization of operating lease right-of-use assets	12,516,798	12,764,596	—
Amortization of debt discount and debt issuance costs	6,272,309	3,783,939	1,913,651
Loss on debt extinguishment	—	2,268,452	—
Amortization of fair value below contract value of time charter acquired	—	—	(681,898)
Loss/(gain) on sale of vessels	489,772	(5,978,566)	(335,160)
Impairment of operating lease right-of-use assets	352,368	—	—
Net unrealized (gain)/loss on fair value of derivatives	(536,935)	(75,537)	315,748
Stock-based compensation expense	3,048,280	4,826,324	9,207,480
Drydocking expenditures	(14,293,562)	(11,903,474)	(8,323,191)
Changes in operating assets and liabilities:
Accounts payable	(4,170,779)	3,199,113	993,557
Accounts receivable	1,917,765	(6,902)	(3,465,025)
Accrued interest	(630,954)	3,585,458	(54,684)
Inventories	4,199,445	313,507	(2,024,706)
Operating lease liabilities current and noncurrent	(13,255,978)	(13,475,534)	—
Other current and non-current assets	(228,992)	1,503,904	(207,234)
Other accrued liabilities and other non-current liabilities	(3,006,946)	4,261,774	(1,125,638)
Prepaid expenses	1,448,601	4,463	(1,625,113)
Unearned revenue	3,380,036	(2,234,580)	590,531
Net cash provided by operating activities	12,594,907	21,685,726	45,470,463

Cash flows from investing activities:
Purchases of vessels and vessel improvements	(979,612)	(143,477,720)	(41,404,328)
Advances for vessel purchases	(3,250,000)	—	(2,040,000)
Purchase of scrubbers and ballast water treatment systems	(28,376,566)	(58,196,164)	(12,342,317)
Proceeds from hull and machinery insurance claims	3,943,667	3,845,967	—
Proceeds from redemption of a short-term investment	—	—	4,500,000
Proceeds from sale of vessels	23,224,650	29,560,746	20,545,202
Purchase of other fixed assets	(53,794)	(351,434)	(272,067)
Net cash used in investing activities	(5,491,655)	(168,618,605)	(31,013,510)

Cash flows from financing activities:
Proceeds from the revolver loan under New First Lien Facility	—	5,000,000	—
Payment of revolver under New First Lien Facility	—	(5,000,000)	(5,000,000)
Proceeds from Convertible Bond Debt, net of debt discount	—	112,482,586	—
Proceeds from New Ultraco Debt Facility	22,550,000	187,760,000	—
Proceeds from Original Ultraco Debt Facility	—	—	21,400,000
Proceeds from Share Lending Agreement	—	35,829	—
Proceeds from the revolver loan under New Ultraco Debt Facility	55,000,000	—	—
Proceeds from the Super Senior Facility	15,000,000	—	—
Repayment of New First Lien Facility - term loan	—	(60,000,000)	—
Repayment of Norwegian Bond Debt	(8,000,000)	(8,000,000)	(4,000,000)
Repayment of Original Ultraco Debt Facility	—	(82,600,000)	—
Repayment of term loan under New Ultraco Debt Facility	(28,734,393)	(15,146,013)	—
Repayment of revolver loan under New Ultraco Debt Facility	(55,000,000)	—	—
Financing costs paid to lenders	(381,471)	(3,533,770)	—
Other financing costs	(141,634)	(1,655,353)	(2,465,037)
Proceeds from Equity Offerings, net of issuance costs	23,497,854	—	—
Cash received from exercise of stock options	—	—	4,865
Cash used to settle fractional shares	(12,513)	—	—
Cash used to settle net share equity awards	(1,162,609)	(1,443,753)	(2,559,104)
Net cash provided by financing activities	22,615,234	127,899,526	7,380,724
Net increase/(decrease) in cash, cash equivalents and restricted cash	29,718,486	(19,033,353)	21,837,677
Cash, cash equivalents and restricted cash at beginning of year	59,130,285	78,163,638	56,325,961
Cash, cash equivalents and restricted cash at end of year	$88,848,771	$59,130,285	$78,163,638

Supplemental cash flow information:
Accruals for scrubbers and ballast water treatment systems in Accounts payable and Other accrued liabilities	$3,154,693	$16,380,168	$5,801,867
Accruals for equity issuance costs included in Accounts payable and Other accrued liabilities	$260,000	$—	$—
Cash paid during the period for interest	$29,603,965	$23,208,093	$23,884,565

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

On December 22, 2020, the Company issued an aggregate of 1,381,215 shares in two concurrent public offerings ("Equity Offerings"). The total net proceeds from the offerings, net of issuance costs was $23.5 million. The Company used the net proceeds to finance the acquisition of two modern Ultramax vessels and general corporate purposes.

Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company's issued and outstanding shares of common stock, par value $0.01 per share. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and the number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references herein to common stock and per share data for all periods presented in these consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the Reverse Stock Split.

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a pandemic. In response to the pandemic, many countries, ports and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the pandemic, such as quarantines and travel restrictions. Such measures have caused and may continue to cause severe trade disruptions. The ongoing pandemic resulted in the decline in charter hire rates which impacted our revenues and cash flow from operations. The Company experienced some delays in cargo operations due to port restrictions and additional protocols and cancellation of a few cargo contracts. However, the Company was able to secure alternative business for its vessels upon cancellation at the prevailing charter rates. As a result of the spread of COVID-19, the Company has incurred some additional crewing expenses relating to procurement of personal protective equipment, COVID-19 testing, and crew travel, which is included in our vessel expenses in our Consolidated Statement of Operations for the year ended December 31, 2020. Additionally, the Company experienced some delays in drydocking and BWTS installations, operations and crew changes due to quarantine regulations and COVID-19 testing and resulting offhire days.

This outbreak adversely affected the Company by (i) reducing demand for its services because of reduced global or national economic activity and (ii) negatively impacted our ability to perform crew changes on our vessels. Although this disruption from COVID-19 may only be temporary, given the dynamic nature of these circumstances, the duration of business disruption and the related financial impact cannot be reasonably estimated at this time but could materially affect our business, results of operations and financial condition.

    As of December 31, 2020, the Company owned and operated a modern fleet of 45 ocean-going vessels, including 25 Supramax and 20 Ultramax vessels, with a combined carrying capacity of 2,686,570 deadweight tons ("dwt") and an average age of approximately 8.8 years. Additionally, the Company chartered-in three Ultramax vessels for remaining lease term of less than one year. The Company also charters-in third-party vessels on a short to medium term basis. For the years ended December 31, 2020, 2019 and 2018, the Company had no charterers which individually accounted for more than 10% of the Company's gross charter revenue.

Note 2.  Significant Accounting Policies:

(a)    Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions were eliminated upon consolidation.

(b)    Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include vessel impairment, vessel valuations, residual value of vessels, the useful lives of vessels, the value of stock-based compensation, fair value of the Convertible Bond Debt (as defined below) and its equity component, estimated losses on our trade receivables, fair value of right-of-use assets and lease liabilities and the fair value of derivatives. Actual results could differ from those estimates.

(c)    Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. The restricted cash - current balance relates to the proceeds from the sale of vessels, which were restricted pursuant to the terms under the Norwegian Bond Debt. Please see Note 6 Debt for additional information. Additionally, the Company also had restricted cash - noncurrent of $0.1 million for collateralizing a letter of credit on our office lease as of December 31, 2020 and 2019.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Consolidated Balance Sheets that sum to the total amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017

Cash and cash equivalents	$69,927,594	$53,583,898	$67,209,753	$56,251,044
Restricted cash - current	18,846,177	5,471,470	—	—
Restricted cash - noncurrent	75,000	74,917	10,953,885	74,917
	$88,848,771	$59,130,285	$78,163,638	$56,325,961

(d)    Accounts Receivable: Accounts receivable includes receivables from charterers for time and voyage charterers. On January 1, 2020, the Company adopted Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses” (“ASC 326”). At each balance sheet date, the Company maintains an allowance for credit losses for expected uncollectible accounts receivable. The Company wrote off $0.8 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively, related to previously reserved amounts in the allowance for doubtful accounts. The Company recorded a provision of $0.7 million and $1.3 million respectively, for doubtful accounts for the years ended December 31, 2020 and 2019.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company will evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. The Company reviews on an annual basis all the assumptions used in the calculation of undiscounted cash flows. Based on the review, for the year ended December 31, 2020, the Company made a decision to use 15 year average of one and three year time charter rates as published by a third party (Clarksons.com) in its calculation of undiscounted cash flows. Historically, the Company utilized 25 year average of one and three year time charter rates. This is considered a change in accounting estimate. The change in accounting estimate did not have any material impact on its consolidated financial statements. We did not recognize a vessel impairment charge for the years ended December 31, 2020, 2019 and 2018.

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

(k)    Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt using the effective interest method. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made. Such amounts are classified as a reduction of the long-term debt balance on the consolidated balance sheets. For our Super Senior Revolver Facility, as no amounts had been drawn as of December 31, 2019, deferred financing fees of $0.2 million were classified as a noncurrent asset on the Consolidated Balance Sheet as of December 31, 2019. As of December 31, 2020, deferred financing fees of $0.1 million was shown as a reduction of the outstanding debt under Super Senior Facility on our Consolidated Balance Sheet.

(l)    Other fixed assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight-line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over three years. Depreciation expense for other fixed assets for the years ended December 31, 2020, 2019 and 2018 was $0.3 million, $0.3 million and $0.2 million, respectively.

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

We adopted Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) as of January 1, 2018 utilizing the modified retrospective method of transition. We recorded an adjustment of approximately $0.8 million to increase our opening accumulated deficit and increase our Unearned revenue and Other current assets on our Consolidated Balance Sheet on January 1, 2018.

We adopted Accounting Standards Update 2016-02, “Leases”, (“ASC 842”) on January 1, 2019 which resulted in the recognition of operating lease right-of-use assets and related lease liabilities for operating leases of $30.5 million in Total Assets and Total Liabilities, respectively, on our Consolidated Balance Sheet on January 1, 2019. Additionally, the Company netted $1.8 million, which was previously recorded as fair value on time charters acquired in the Consolidated Balance Sheet as of December 31, 2018 against the Operating lease right-of-use assets upon adoption of ASC 842 on January 1, 2019.
Operating lease right-of-use assets are assessed for any potential impairment on each balance sheet date. During the second quarter of 2020, the Company determined that there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million. The operating lease impairment was included as a component of operating (loss)/income in our Consolidated Statement of Operations for the year ended December 31, 2020.

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

(q)    Earnings Per Share: Basic earnings per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options, warrants and restricted stock under the treasury stock method unless their impact is anti-dilutive. Convertible Bond Debt is included in diluted earnings per share based on the if-converted method.

(r)    Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes for outstanding debt under the New Ultraco Debt Facility and Super Senior Facility. The Company's objective is to manage the impact of interest rate changes on its earnings and cash flows. On March 31, 2020, the Company entered into an interest rate swap agreement (“IRS”) to effectively convert a portion of its debt under the New Ultraco Debt Facility from a floating to a fixed-rate basis. The Company entered into two additional IRS agreements during the second quarter of 2020 to convert the remaining portion of its outstanding debt under the New Ultraco Debt Facility excluding the revolver facility. The IRS was designated and qualified as a cash flow hedge. The amount of the net payment obligation is based on the notional amount of the IRS and the prevailing market interest rates. The Company may terminate the IRS prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.

(s)    Federal Taxes: The Company is a Republic of the Marshall Islands Corporation. For the years ended December 31, 2020, 2019 and 2018, the Company believes that its operations qualify for Internal Revenue Code Section 883 exemption and therefore are not subject to United States federal taxes on United States source shipping income.

(t)    Stock-based compensation: The Company issues stock-based compensation utilizing both stock options and stock grants. In accordance with Accounting Standards Codification 718, "Stock Compensation", ("ASC 718"), stock-based compensation is measured at the fair value of the award at the date of grant and recognized over the period of vesting on a straight-line basis using the graded vesting method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Forfeitures are recognized as they occur.

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

    The adoption of ASC 842 did not materially impact our accounting for time charter out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of revenues, net in our Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.

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

    At lease commencement, a lessee must develop a discount rate to calculate the present value of the lease payments so that it can determine lease classification and measure the lease liability. When determining the discount rate to be used at lease commencement, a lessee must use the rate implicit in the lease unless that rate cannot be readily determined. When the rate implicit in the lease cannot be readily determined, the lessee should use its incremental borrowing rate. The incremental borrowing rate is the rate that reflects the interest a lessee would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment. The Company determined that the time charter-in contracts do not contain an implicit borrowing rate. Therefore, the Company arrived at the incremental borrowing rate by determining the Company's implied credit rating and the yield curve for debt as of January 1, 2019. The Company then interpolated the yield curve to determine the incremental borrowing rate for each lease based on the remaining lease term on the specific lease. Based on the above methodology, the Company's incremental borrowing rates ranged from 2.81% to 6.08% for the five lease contracts for which the Company recorded operating lease right-of-use assets and corresponding lease liabilities.

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

    (iii) On December 9, 2018, the Company entered into an agreement to charter-in a 62,487 dwt 2016 built Ultramax vessel for two years. The hire rate for the vessel until March 2020 is $14,250 per day and $15,250 per day thereafter. The Company took delivery of the vessel in the fourth quarter of 2018. On December 25, 2019, the Company renegotiated the lease terms for another year at a hire rate of $11,600 per day. The Company accounted for this as a lease modification on December 25, 2019 and increased its lease liability and right-of-use asset on its balance sheet as of December 31, 2019 by $4.5 million. The vessel is expected to be redelivered in March 2021.

On December 22, 2020, the Company entered into an agreement to charter-in a 63,634 dwt 2021 built Ultramax vessel for a period of minimum twelve months with an option for additional three months at a hire rate of $5,900 per day plus 57% of BSI 58 average of 10 TC routes as published by the Baltic Exchange each business day.

Additionally, the Company shall share the scrubber benefit with the owners 50% calculated as the price differential between the high sulfur and low sulfur fuel oil based on actual bunker consumption during the lease period. The hire rate for the three month option would increase the fixed hire rate to $6,500 per day with no change in the rest of the terms. The vessel is expected to be delivered to the Company in the second quarter of 2021. No right-of-use asset or corresponding liability has been recognized in the Consolidated Balance Sheet as of December 31, 2020 since the Company did not take delivery of the vessel and as such lease term has not begun yet.

Office leases

    On October 15, 2015, the Company entered into a commercial lease agreement as a sublessee for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by a letter of credit backed by cash collateral of $0.1 million and is recorded as restricted cash - noncurrent in the accompanying consolidated balance sheets as of December 31, 2020 and 2019. In November 2018, the Company entered into an office lease agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. The Company determined the two office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Consolidated Statement of Operations for the years ended December 31, 2020, 2019 and 2018.

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

    Prior to January 1, 2019, the Company recognized lease expense in accordance with then-existing U.S. GAAP (“prior GAAP”). Because both ASC 842 and prior GAAP generally recognize operating lease expenses on a straight-line basis over the term of the lease arrangement and the Company only has operating lease arrangements, there were no material differences between the timing and amount of lease expenses recognized under the two accounting methodologies for the years ended December 31, 2020, 2019 and 2018.

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

Operating lease right-of-use assets and lease liabilities as of December 31, 2020 and 2019 are as follows:

Description	Location in Balance Sheet	December 31, 2020 (1)	December 31, 2019 (1)
Non current assets:
Chartered-in contracts greater than 12 months (2)	Operating lease right-of-use assets	$6,207,253	$18,442,965
Office leases	Operating lease right-of-use assets	1,333,618	1,967,072
		$7,540,871	$20,410,037
Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$6,974,943	$12,622,524
Office leases	Current portion of operating lease liabilities	640,428	633,454
Lease liabilities - current portion		$7,615,371	$13,255,978

Chartered-in contracts greater than 12 months	Noncurrent portion of operating lease liabilities	$—	$6,974,943
Office leases	Noncurrent portion of operating lease liabilities	686,422	1,326,850
Lease liabilities - non current portion		$686,422	$8,301,793

(1) The Operating lease right-of-use assets and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 2.81% to 6.08%. The weighted average discount rate used to calculate the lease liability was 5.22%.

(2) During the second quarter of 2020, the Company determined that there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million. The operating lease impairment was included as component of Operating (loss)/income in our Consolidated Statements of Operations for the year ended December 31, 2020.

The table below presents the components of the Company’s lease expenses and sub-lease income on a gross basis earned from chartered-in contracts greater than 12 months for the year ended December 31, 2020 and 2019:

Description	Location in Statement of Operations	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$8,731,978	$28,805,970
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	$12,548,246	13,362,672
	Total charter hire expenses	$21,280,224	42,168,642

Lease expense for office leases	General and administrative expenses	$733,874	719,698

Sub lease income from chartered-in contracts greater than 12 months *	Revenues, net	$8,589,156	10,259,768

* The sub-lease income represents only time charter revenue earned on the chartered-in contracts greater than 12 months. There is additional revenue earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019. Additionally, there is revenue earned from time charters from chartered-in contracts less than 12 months which is included in Revenues, net in our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

The cash paid for operating leases with terms greater than 12 months is $14.0 million and $14.8 million for the years ended December 31, 2020 and 2019, respectively.

The weighted average remaining lease term on our operating leases greater than 12 months is 10.4 months.

The table below provides the total amount of lease payments on an undiscounted basis on our time chartered-in contracts and office leases greater than 12 months as of December 31, 2020:

Year	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases

Discount rate upon adoption (1)	5.37%	5.80%	5.48%

2021	6,982,810	700,257	7,683,067
2022		483,048	483,048
2023		244,878	244,878
	6,982,810	1,428,183	8,410,993

Present value of lease liability	6,974,943	1,326,850	8,301,793

Lease liabilities - short term	6,974,943	640,428	7,615,371
Lease liabilities - long term	—	686,422	686,422
Total lease liabilities	6,974,943	1,326,850	8,301,793

Discount based on incremental borrowing rate	$7,867	$101,333	$109,200

(1) Discount rate upon adoption does not include the discount rate on the lease modification on December 25, 2019. The discount rate used for calculation of the right-of-use asset and the related lease liability on December 25, 2019 was 2.806%.

Revenue recognition

Voyage charters

In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or “dead” freight. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The voyage charter party generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The Company determined that its voyage charter contracts consist of a single performance obligation of transporting the cargo within a specified time period. Therefore, the performance obligation is met evenly as the voyage progresses and the revenue is recognized on a straight line basis over the voyage days from the commencement of the loading of cargo to the completion of discharge.

The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company as the shipowner retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the company for the years ended December 31, 2020 and 2019 was $6.3 million and $10.7 million, respectively.
    The following table shows the revenues earned from time charters and voyage charters for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018

Time charters	$105,028,131	$128,142,708	$140,006,570
Voyage charters	170,105,416	164,234,930	170,087,688
	$275,133,547	$292,377,638	$310,094,258

Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of December 31, 2020 and 2019, the Company recognized $0.5 million and $0.4 million, respectively, of deferred costs which represents bunker expenses and charter hire expenses incurred prior to commencement of loading. These costs are recorded in Other current assets on the Consolidated Balance Sheets.

Financial Instruments - Credit Losses

On January 1, 2020, the Company adopted ASC 326. The accounting standard amended the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. Under the new guidance, an entity recognizes as an allowance its estimate of lifetime expected credit losses which will result in more timely recognition of such losses. The Company adopted the accounting standard using the prospective transition approach as of January 1, 2020. The cumulative effect upon adoption was not material to our consolidated financial statements.

The adoption of ASC 326 primarily impacted our trade receivables recorded on our Consolidated Balance Sheet as of December 31, 2020. The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expense in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the year ended December 31, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $2.4 million as of December 31, 2020 and $2.5 million as of December 31, 2019.

Accounting Standards issued but not yet adopted
The FASB has issued accounting standards that had not yet become effective as of December 31, 2020 and may impact the Company’s consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below.
Accounting standards effective in 2021

In March 2020, the FASB issued Accounting Standards Update 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", (“ASU 2020-04”). ASU 2020-04 addresses concerns about certain accounting consequences that could result from the anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. ASU 2020-04 is elective and applies “to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.” ASU 2020-04 establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. ASU 2020-04 is optional and effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the adoption of ASU 2020-04 on its debt under the New Ultraco Debt Facility and Super Senior Facility, as both facilities bear interest on outstanding borrowings at LIBOR plus a margin rate.

In August 2020, the FASB issued Accounting Standards Update 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU's guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, the entity will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. ASU 2020-06 is effective for all public entities for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the adoption of ASU 2020-06 on its Convertible Bond Debt.

Note 3.  Vessels and vessel improvements

    As of December 31, 2020, the Company’s owned fleet consisted of 45 drybulk vessels.

    During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase three high specification scrubber-fitted Ultramax bulkcarriers for a total purchase price of $50.2 million excluding direct expenses of acquisition. The Company took delivery of the vessels during the first quarter of 2021. The Company paid $3.3 million in advance on two of the above mentioned vessels and these advances are recorded in Advances for vessel purchases in the Consolidated Balance Sheet as of December 31, 2020.

    For the year ended December 31, 2020, the Company sold five vessels (Goldeneye, Hawk I, Osprey I, Shrike and Skua) for a total net proceeds of $23.2 million after brokerage commissions and associated selling expenses. The Company recorded a net loss of $0.5 million in the Consolidated Statement of Operations for the year ended December 31, 2020.

During the third quarter of 2018, the Company entered into a series of agreements to purchase up to 37 scrubbers, which were fitted on the Company's vessels. The actual costs, including installation, were approximately $2.4 million per scrubber. During the second quarter of 2020, the Company completed and commissioned all 37 scrubbers and recorded $88.9 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2020.

During the third quarter of 2018, the Company entered into a contract for the installation of ballast water treatment systems (“BWTS”) on 39 of our owned vessels. The projected costs, including installation, are approximately $0.5 million per BWTS. The Company intends to complete the installations during scheduled drydockings. The Company completed installation of BWTS on 15 vessels and recorded $7.1 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2020. Additionally, the Company recorded $2.3 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2020. During the second quarter of 2020, the Company applied for and received extensions from the USCG of up to one year for BWTS installation on 18 of our vessels. Additionally, the Company cancelled the BWTS installation orders on three of its vessels.

The Vessel and vessel improvements activity for the years ended December 31, 2020 and 2019 is below:

	December 31, 2020	December 31, 2019
Vessel and vessel improvements at the beginning of the year	$835,959,084	$682,944,936
Advance paid for vessel purchase	—	2,040,000
Purchase of vessels and vessel improvements	979,612	143,477,720
Sale of vessels	(23,458,118)	(14,757,027)
Scrubbers and BWTS	39,706,507	56,267,925
Depreciation expense	(42,473,126)	(34,014,470)
Vessels and vessel improvements at the end of the year	$810,713,959	$835,959,084

Note 4.  Deferred Drydock Costs

Drydocking activity is summarized as follows:

	December 31, 2020	December 31, 2019
Beginning Balance	$17,495,270	$12,186,356
Payment for drydocking	14,293,562	11,903,474
Drydock amortization	(7,378,752)	(6,227,851)
Write-off due to sale of vessels *	(256,304)	(366,709)
Ending Balance	$24,153,776	$17,495,270

* The Company wrote off drydock expenses of $0.3 million and $0.4 million, respectively, relating to the sale of vessels, which was recorded in (loss)/gain on sale of vessels in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

Note 5.  Other accrued liabilities

Other accrued liabilities consist of:

	December 31, 2020	December 31, 2019
Vessel and voyage expenses	$4,625,539	$6,651,395
Scrubber, BWTS and drydocking costs	1,178,695	16,226,398
General and administrative expenses	5,942,830	6,119,043
Total	$11,747,064	$28,996,836

Note 6. Debt

Long-term debt consists of the following:

	December 31, 2020	December 31, 2019
Convertible Bond Debt	$114,120,000	$114,120,000
Debt discount and debt issuance costs - Convertible Bond Debt	(17,459,515)	(21,316,856)
Convertible Bond Debt, net of debt discount and debt issuance costs	96,660,485	92,803,144
Norwegian Bond Debt	180,000,000	188,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(2,709,770)	(4,132,690)
Less: Current portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	169,290,230	175,867,310
New Ultraco Debt Facility	166,429,594	172,613,988
Debt discount and Debt issuance costs - New Ultraco Debt Facility	(3,101,348)	(3,507,824)
Less: Current portion - New Ultraco Debt Facility	(31,244,297)	(27,709,394)
New Ultraco Debt Facility, net of debt discount and debt issuance costs	132,083,949	141,396,770
Super Senior Facility	15,000,000	—
Debt issuance costs - Super Senior Facility	(103,643)	—
Super Senior Facility, net of debt issuance costs	14,896,357	—
Total long-term debt	$412,931,021	$410,067,224

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

The Convertible Bond Debt bears interest at a rate of 5.0% per annum on the outstanding principal amount thereof, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2020. The Convertible Bond Debt may bear additional interest upon certain events, as set forth in the indenture governing the Convertible Bond Debt (the “Indenture”).

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

Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, to the holder (subject to shareholder approval requirements in accordance with the listing standards of the Nasdaq Global Select Market).

If the Company undergoes a fundamental change, as set forth in the Indenture, each holder may require the Company to repurchase all or part of their Convertible Bond Debt for cash in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Convertible Bond Debt to be repurchased, plus accrued and unpaid interest. If, however, the holders elect to convert their Convertible Bond Debt in connection with the fundamental change, the Company will be required to increase the conversion rate of the Convertible Bond Debt at a rate determined by a combination of the date the fundamental change occurs and the stock price of the Company's common stock on such date.

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

In accordance with ASC 470-Debt, the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer's non-convertible debt borrowing rate. The guidance requires the initial proceeds received from the sale of convertible debt instruments to be allocated between a liability component and equity component in a manner that reflects the interest expense at the interest rate of similar non-convertible debt that could have been issued by the Company at the time of issuance. The Company accounted for the Convertible Bond Debt based on the above guidance and attributed a portion of the proceeds to the equity component. The resulting debt discount is amortized using effective interest method over the expected life of the Convertible Bond Debt as interest expense. Additionally, the debt discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Bond Debt.

Share Lending Agreement

In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the “Share Lending Agreement”) to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, L.P., one of the Company’s shareholders. The number of shares under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of December 31, 2020, the fair value of the 0.5 million outstanding loaned shares was $9.7 million based on the closing price of the common stock on December 31, 2020. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

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

New Ultraco Debt Facility

On January 25, 2019, Ultraco Shipping LLC (“Ultraco”), a wholly-owned subsidiary of the Company, entered into a new senior secured credit facility, (the “New Ultraco Debt Facility”), which provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the “Term Facility Loan”) and (ii) a revolving credit facility of $55.0 million. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility (as defined below) and the New First Lien Facility (as defined below) in full and for general corporate purposes. Subject to certain conditions set forth in the New Ultraco Debt Facility, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

On October 1, 2019, Ultraco, the Company and certain initial and additional guarantors entered into a first amendment to the New Ultraco Debt Facility (the “First Amendment”) to provide for incremental commitments, and pursuant to which on October 4, 2019, Ultraco borrowed $34.3 million for general corporate purposes, including capital expenditures relating to the installation of scrubbers. The Company paid $0.4 million as debt issuance costs to the lenders.

On April 20, 2020, Ultraco, the Company and certain initial and additional guarantors entered into a second amendment to the New Ultraco Debt Facility (the “Second Amendment”) to provide for certain amendments to definitions of consolidated interest coverage ratio and consolidated earnings before interest, taxes and depreciation and amortization (“EBITDA”). The amendment provides that the calculation interest coverage ratio does not include amortization of debt discount, debt issuance costs and non-cash interest income. The definition of EBITDA has been updated to exclude stock based compensation from net loss.

On June 9, 2020, Ultraco, the Company and certain initial and additional guarantors entered into the Third Amendment (“the Third Amendment”) to the New Ultraco Debt Facility to provide for incremental commitments and pursuant to which on June 12, 2020, Ultraco borrowed $22.6 million for general corporate purposes which was secured by two Ultramaxes already owned by the Company, the M/V Hong Kong Eagle and M/V Santos Eagle. The Company paid $0.4 million as debt issuance costs to the lenders. The Company incurred an additional $0.2 million as other financing costs in relation to the transaction.

As of December 31, 2020, the availability under the revolver facility is $55.0 million. During the second quarter of the year, the Company fully utilized the facility and this was repaid in full during the third and fourth quarters of 2020.

The New Ultraco Debt Facility matures on January 25, 2024 (the “New Ultraco Maturity Date”). Pursuant to the terms of the facility, Ultraco must repay the aggregate principal amount excluding the amounts borrowed under the First Amendment, of $5.1 million in quarterly installments for the first year and $7.8 million in quarterly installments from the second year until the New Ultraco Maturity Date. Additionally, there are semi-annual catch up amortization payments from excess cash flow with a maximum cumulative payable of $4.6 million, with a final balloon payment of all remaining outstanding debt to be made on the New Ultraco Maturity Date.

Ultraco’s obligations under the New Ultraco Debt Facility are secured by, among other items, a first priority mortgage on 26 vessels owned by the Guarantors as identified in the New Ultraco Debt Facility and such other vessels that it may from time to time include with the approval of the Lenders (the “Ultraco Vessels”).

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco (as defined below) and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the New Ultraco Debt Facility requires the Company, on a consolidated basis, excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The New Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Guarantors. The Company is in compliance with its financial covenants under the New Ultraco Debt Facility as of December 31, 2020.

Norwegian Bond Debt

    On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company (“Shipco” or “Issuer”) issued $200.0 million in aggregate principal amount of 8.25% Senior Secured Bonds (the “Bonds” or the “Norwegian Bond Debt”). After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds are approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction. Interest on the Bonds accrues at a rate of 8.25% per annum and the Bonds will mature on November 28, 2022. The Norwegian Bond Debt is guaranteed by the Issuer's subsidiaries and secured by mortgages over 19 vessels (the “Shipco Vessels”), pledges of the equity of the Issuer and its subsidiaries and certain assignments.

The Issuer may redeem some or all of the outstanding Bonds on the terms and conditions and prices set forth in the bond terms. Upon a change of control of the Company, each holder of the Bonds has the right to require that the Issuer purchase all or some of the Bonds held by such holder at a price equal to 101% of the nominal amount, plus accrued interest.

    The Bond Terms contain certain financial covenants that the Issuer’s leverage ratio defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels must not exceed 75% and free liquidity must at all times be at least $12.5 million. The Company is in compliance with its financial covenants as of December 31, 2020.

    During the year ended December 31, 2020, the Company sold five vessels, Goldeneye, Skua, Osprey, Hawk and Shrike for combined net proceeds of $23.2 million. During the years ended December 31, 2019 and 2018, the Company sold five vessels, Kestrel, Thrasher, Condor, Merlin and Thrasher, for combined net proceeds of $40.4 million. Pursuant to the bond terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco and for the partial financing of the scrubbers. As a result, the Company recorded the proceeds from the sale of these vessels as restricted cash - current in the Consolidated Balance Sheets as of December 31, 2020 and 2019. The proceeds were used to purchase one Ultramax vessel for $20.1 million and partial financing of scrubbers for $23.6 million. Additionally, the Company paid a deposit of $1.6 million towards purchase of an Ultramax vessel which was delivered during the first quarter of 2021.

New First Lien Facility

    On December 8, 2017, Eagle Shipping LLC, a wholly-owned subsidiary of the Company (“Eagle Shipping”) entered into a credit agreement (the “New First Lien Facility”), which provided for (i) a term loan facility in an aggregate principal amount of up to $60.0 million (the “Term Loan”) and (ii) a revolving credit facility in an aggregate principal amount of up to $5.0 million (the “Revolving Loan”).

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

As of December 31, 2020, $15.0 million was drawn down to be used for general corporate purposes.

    The outstanding borrowings under the Super Senior Facility will bear interest at LIBOR plus 2.00% per annum and commitment fees of 40% of the applicable margin on the undrawn portion of the facility. For each loan that is requested under the Super Senior Facility, Shipco must repay such loan along with accrued interest on the last day of each interest period relating to the loan.

Shipco’s obligations under the Super Senior Facility are guaranteed by the limited liability companies that are subsidiaries of Shipco and the legal and beneficial owners of 19 vessels in the Company’s fleet (the “Eagle Shipco Vessel Owners”), and are secured by, among other things, mortgages over such vessels. The Super Senior Facility ranks super senior to the Bonds with respect to any proceeds from any enforcement action relating to security or guarantees for both the Super Senior Facility and the Bonds.

The Super Senior Facility contains certain covenants that limit Shipco’s and its subsidiaries’ ability to do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens;

make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. Shipco is in compliance with its financial covenants as of December 31, 2020.

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

Interest rates

2020

For the year ended December 31, 2020, the interest rate on the Convertible Bond Debt was 5.00%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 10.14%.

For the year ended December 31, 2020, the interest rate on the New Ultraco Debt Facility ranged from 2.73% to 4.68% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 3.98%.

For the year ended December 31, 2020, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 8.75%.

For the year ended December 31, 2020, the interest rate on our outstanding debt under the Super Senior Facility ranged between 2.24% and 2.89%. The weighted average effective interest rate including the amortization of debt issuance costs for the year was 3.00%. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

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

Interest expense consisted of:

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Amortization of debt discount and debt issuance costs	$6,272,309	$3,783,939	$1,913,651
Convertible Bond Debt interest	5,737,650	2,377,550	—
Original Ultraco Debt Facility interest	—	362,257	3,774,309
Norwegian Bond Debt interest	15,298,250	15,930,750	16,424,449
New Ultraco Debt Facility interest	7,612,342	7,172,442	—
New First Lien Facility interest	—	293,545	3,509,790
Super Senior Facility interest	215,804	—	—
Commitment fees on revolver facilities	256,268	657,006	121,332
Total Interest expense	$35,392,623	$30,577,489	$25,743,531

Scheduled Debt Maturities

    The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years.

	Norwegian Bond Debt	Super Senior Facility	New Ultraco Debt Facility	Convertible Bond Debt (1)	Total

2021	$8,000,000	$—	$31,244,297	$—	$39,244,297
2022	172,000,000	15,000,000	31,244,297	—	218,244,297
2023	—	—	31,244,297	—	31,244,297
2024	—	—	72,696,703	114,120,000	186,816,703
	$180,000,000	$15,000,000	$166,429,594	$114,120,000	$475,549,594

(1) This amount represents the total amount of the Convertible Bond Debt that would be paid in cash at the election of the Company upon maturity.

Note 7.  Derivative Instruments and Fair Value Measurements

Interest rate swaps

On March 31, 2020, the Company entered into an IRS to effectively convert a portion of its debt under the New Ultraco Debt Facility from a floating to a fixed-rate basis. The Company entered into two additional IRS agreements during the second quarter of 2020 to convert the remaining portion of its outstanding debt under the New Ultraco Debt Facility excluding the revolver facility. The IRS was designated and qualified as a cash flow hedge. The Company uses the IRS for the management of interest rate risk exposure, as the IRS effectively converts a portion of the Company’s debt from a floating to a fixed rate. The IRS is an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the IRS and the prevailing market interest rates. The Company may terminate the IRS prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.

Tabular disclosure of derivatives location

The following table summarizes the interest rate swaps in place as of December 31, 2020 and December 31, 2019.

Interest Rate Swap detail				Notional Amount outstanding
Trade date	Fixed rate	Start date	End date	December 31, 2020	December 31, 2019

March 31, 2020	0.64%	July 27, 2020	January 26, 2024	$72,452,297	$—
April 15, 2020	0.58%	July 27, 2020	January 26, 2024	36,226,149	—
June 25, 2020	0.50%	July 27, 2020	January 26, 2024	57,751,148	—
				$166,429,594	$—

Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings.

The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in accumulated other comprehensive loss. As of December 31, 2020, the effective portion of the swap recorded in accumulated comprehensive loss was $1.1 million. The estimated loss that is currently recorded in accumulated other comprehensive loss as of December 31, 2020 that is expected to be reclassified into earnings within the next twelve months is $0.6 million. No portion of the cash flow hedges was ineffective during the year ended December 31, 2020.

The effect of derivative instruments on the Statements of Operations for the years ended December 31, 2020 and 2019 is below:

Derivatives designated as hedging instruments	Location of loss in Statements of Operations	Effective portion of loss reclassified from Accumulated other Comprehensive loss
		For the Years Ended
		December 31, 2020	December 30, 2019

Interest rate swaps	Interest expense	$110,945	—

The following table shows the interest rate swap liabilities as of December 31, 2020 and 2019:

Derivatives designated as hedging instruments	Balance Sheet location	December 31, 2020	December 31, 2019

Interest rate swap	Fair value of derivatives - current	$481,791	$—

Interest rate swap	Fair value of derivatives - noncurrent	$650,607	$—

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

For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties. As of December 31, 2020, the Company has International Swaps and Derivatives Association (“ISDA”) agreements with two applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties. As of December 31, 2020, no collateral had been received or pledged related to these bunker swaps.

As of December 31, 2020, the Company had outstanding bunker swap agreements to purchase 10,350 metric tons of low sulphur fuel oil with prices ranging between $186 and $524 per metric ton, that are expiring on December 31, 2021.

As of December 31, 2020, the Company did not have any open FFAs.

The effect of non-designated derivative instruments on the Consolidated Statements of Operations:

		For the Years Ended
Derivatives not designated as hedging instruments	Location of (gain)/loss recognized	December 31, 2020	December 31, 2019
FFAs - realized loss/(gain)	Realized and unrealized loss/(gain) on derivative instruments, net	$3,822,049	$(402,129)
FFAs - unrealized loss	Realized and unrealized loss/(gain) on derivative instruments, net	711,708	292,527
Bunker swaps - realized (gain)/loss	Realized and unrealized loss/(gain) on derivative instruments, net	(8,347,947)	528,361
Bunker swaps - unrealized gain	Realized and unrealized loss/(gain) on derivative instruments, net	(1,012,584)	(269,127)
Total		$(4,826,774)	$149,632

		Fair value of derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2020	December 31, 2019
FFAs - Unrealized gain	Other current assets	$—	$475,650
Bunker Swaps - Unrealized loss	Fair value of derivatives	—	756,229
Bunker Swaps - Unrealized gain	Other current assets	352,399	96,043

Cash Collateral Disclosures

    The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of December 31, 2020 and December 31, 2019, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $0.1 million and $0.6 million, respectively, which is recorded within Other current assets in the consolidated balance sheets.

Fair Value Measurements

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents and restricted cash—the carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying values approximates fair values for bonds issued under the Norwegian Bond Debt and Convertible Bond Debt, which are traded on the Oslo Stock Exchange and NASDAQ, respectively. The carrying amounts of our term loan borrowing under the New Ultraco Debt Facility and the revolving credit arrangement under the Super Senior Facility approximate their fair value, due to their variable interest rates.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Assets and liabilities measured at fair value:

		Fair Value
	Carrying Value (5)	Level 1	Level 2
December 31, 2020
Assets
Cash and cash equivalents (1)	$88,848,771	$88,848,771	$—
Liabilities
Norwegian Bond Debt (2)	180,000,000	—	173,250,000
New Ultraco Debt Facility (3)	166,429,594	—	166,429,594
Super Senior Facility(3)	15,000,000	—	15,000,000
Convertible Bond Debt (4)	114,120,000	—	92,748,748

		Fair Value
	Carrying Value (5)	Level 1	Level 2
December 31, 2019
Assets
Cash and cash equivalents (1)	$59,130,285	$59,130,285	$—
Liabilities
Norwegian Bond Debt (2)	188,000,000	—	192,626,680
New Ultraco Debt Facility (3)	172,613,988	—	172,613,988
Convertible Bond Debt	114,120,000	—	118,844,868

(1)	Includes restricted cash (current and non-current) of $18.9 million at December 31, 2020 and $5.5 million at December 31, 2019.
(2)	The fair value of the bonds is based on the last trade on December 14, 2020 and December 21, 2019 on Bloomberg.com.
(3)	The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on December 31, 2020
(4)	The fair value of the Convertible Bond Debt is based on the last trade on December 21, 2020 and the last trade on November 21, 2019 on Bloomberg.com
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

Note 9.  Net (loss)/income per Common Share

    The computation of basic net (loss)/income per share is based on the weighted average number of common shares outstanding for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, the Company had 3,040,540 outstanding warrants convertible to 21,718 shares of the Company's common stock with an exercise price of $3,894.80 per share. The warrants have a 7 year term and will expire on October 15, 2021. Diluted net (loss)/income per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive.

    Diluted net loss per share for the year ended December 31, 2020 does not include 218,013 stock awards, 325,591 stock options and outstanding warrants convertible to 21,718 shares of common stock as their effect was anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of Basic net loss per share for the year ended December 31, 2020. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and did not include the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net loss per share for the year ended December 31, 2020 as their effect was anti-dilutive.

Diluted net loss per share for the year ended December 31, 2019 does not include 222,786 stock awards, 326,399 stock options and outstanding warrants convertible to 21,718 shares of common stock as their effect was anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of Basic net loss per share for the year ended December 31, 2019. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and did not include the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net loss per share for the year ended December 31, 2019 as their effect was anti-dilutive.

     Diluted net income per share for the year ended December 31, 2018 does not include 98 unvested stock awards, 49,803 stock options and outstanding warrants convertible to 21,718 shares of common stock as their effect was anti-dilutive.

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net (loss)/income	$(35,063,468)	$(21,697,115)	$12,574,684
Weighted Average Shares - Basic *	10,310,246	10,195,088	10,095,030
Dilutive effect of stock options, warrants and restricted stock units *	—	—	162,423
Weighted Average Shares - Diluted *	10,310,246	10,195,088	10,257,453
Basic net (loss)/income per share *	$(3.40)	$(2.13)	$1.25
Diluted net (loss)/income per share *	$(3.40)	$(2.13)	$1.23

* Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective on September 15, 2020. See Note 1.

Note 10. Stock Incentive Plans

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

2014 Management Incentive Plan

    On October 15, 2014, in accordance with the Plan of Reorganization, the Company adopted the post-emergence Management Incentive Program (the “2014 Plan”), which provided for the distribution of New Eagle MIP Primary Equity in the form of shares of New Eagle Common Stock, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company.

    During 2019, 7,232 restricted stock awards vested and none were forfeited. There are no outstanding unvested restricted stock awards outstanding as of December 31, 2020 and 2019.

    On November 7, 2016, the Company granted 33,409 shares of restricted common stock and options to purchase 40,000 shares of the Company’s common stock in connection with the appointment of a new member to the senior management team. The restricted stock and option were not granted under, but are subject to, the terms of the Company’s 2014 Plan. The details of the grant are below:

	Restricted shares *	Fair value on grant date	Aggregate fair value (in millions)	Vesting Terms
Granted on November 7, 2016	33,409	$29.68	$1.0	100% vesting on third anniversary date
Unvested restricted stock outstanding as of December 31, 2018 and 2017	33,409	$29.68	$1.0
Vested during 2019	(18,022)
Cancellations due to settlement of tax liability on vested shares	(15,387)
Unvested restricted stock outstanding as of December 31, 2020	—	$—	$—

    * Amortization of the above stock awards was calculated using the cliff method of vesting and included in general and administrative expenses.

	Options**	Weighted Average Exercise Price	Expiration(years)	Risk free interest rate	Volatility	Dividend %	Fair Value of Options on grant date	Aggregate fair value (in millions)	Expected Term and vesting conditions
Granted on November 7, 2016	40,000	$29.96	5	1.10%	61%	—%	$1.91	$0.53	3.75 years and 25% vesting annually over four year term
Vested during 2017	(10,000)							$(0.13)
Unvested options outstanding as of December 31, 2017	30,000	$29.96					$1.91	$0.40
Vested during 2018	(10,000)							$(0.13)
Unvested options outstanding as of December 31, 2018	20,000	$29.96					$1.91	$0.27
Vested during 2019	(10,000)						$1.91	$(0.13)
Unvested options outstanding as of December 31, 2019	10,000	$29.96					$1.91	$0.14
Vested during 2020	(10,000)							$(0.14)
Unvested options outstanding as of December 31, 2020	—	$—					$—	$—

** The volatility was calculated by comparing the Company’s share price movement since emergence from bankruptcy on October 14, 2014 and its peers’ share price movement for the past five years. The amortization of these stock options was calculated using the graded method of vesting and included in general and administrative expenses.

    There are 40,000 options vested but not exercised and no unvested options as of December 31, 2020. The vested but not exercised options expire at various dates beginning November 2022 until November 2023 at an exercise price of $29.96 per share.

2016 Equity Compensation Plan

    On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 764,087 shares of common stock which may be issued under the 2016 Plan. The 2016 Plan replaced the 2014 Plan and no other awards will be granted under the 2014 Plan. Outstanding awards under the 2014 Plan will continue to be governed by the terms of the 2014 Plan until exercised, expired, otherwise terminated, or canceled. Under the terms of the 2016 Plan, awards for up to a maximum of 428,571 shares may be granted under the 2016 Plan to any one employee of the Company and its subsidiaries during any one calendar year, and awards in the form of options and stock appreciation rights for up to a maximum of 428,571 shares may be granted under the 2016 Plan. The total number of shares of common stock with respect to which awards may be granted under the 2016 Plan to any non-employee director during any one calendar year shall not exceed 71,428, subject to adjustment as provided in the 2016 Plan. Any Director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2019 at the fair market value equivalent to the maximum statutory withholding obligation and remitted that amount in cash to the appropriate taxation authorities. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 357,142 shares to a maximum of 1,121,229 shares of common stock.

The following schedule represents outstanding stock awards and options granted under the 2016 Plan:

	Restricted shares	Weighted Average Fair value on grant date	Aggregate fair value (in millions)	Vesting Terms
Unvested restricted stock outstanding as of December 31, 2018	173,209	33.60	5.82
Issued during 2019	118,484	32.27	3.82	33% vesting annually over three year term
Vested during 2019	(41,859)	34.44	(1.44)
Forfeitures and cancellations due to settlement of tax liability on vested shares during 2019	(27,048)	34.37	(0.93)
Unvested restricted stock outstanding as of December 31, 2019	222,786	$32.63	$7.27
Issued during 2020	107,930	$22.12	$2.39	33% vesting annually over three year term
Vested during 2020	(65,981)	$32.63	$(2.15)
Forfeitures and cancellations due to settlement of tax liability on vested shares during 2020	(46,722)	$32.63	$(1.52)
Unvested restricted stock outstanding as of December 31, 2020	218,013	$27.48	$5.99

	Options*	Weighted Average Exercise Price	Expiration (years)	Risk free interest rate	Volatility	Dividend %	Fair Value of Options on grant date	Aggregate fair value (in millions)	Expected Term and Vesting conditions
Unvested options outstanding as of December 31, 2018	93,119	33.04						1.75
Vested and unexercised during 2019	(66,476)	38.92					19.10	(1.27)
Forfeitures during 2019	(643)	38.92					18.20	(0.01)
Unvested options outstanding as of December 31, 2019	26,000	$38.92					$18.20	$0.47
Vested and unexercised during 2020	(13,000)	$38.92					$(9.10)	$(0.24)
Unvested options outstanding as of December 31, 2020	13,000	$38.92					$9.10	$0.23

There are 272,591 options vested but not exercised as of December 31, 2020 and 13,000 options expected to vest. The Company issues new shares upon exercise of any vested options. The vested but not exercised options expire at various dates beginning September 2022 until October 2023 at exercise prices ranging between $29.96 and $38.92 per share.

    The stock-based compensation expense for the above stock awards and options under the 2016 Plan and 2014 Plan included in General and administrative expenses:

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Stock awards /stock option plans	$3,048,280	$4,826,324	$9,207,480

Total stock-based compensation expense	$3,048,280	$4,826,324	$9,207,480

    The future compensation to be recognized for all the grants excluding the grants issued January 2021, for the years ending December 31, 2021, 2022 and 2023 is estimated to be $1.0 million, $0.3 million and $0.0 million, respectively.

Note 11. Employee Benefit Plan

    In October 2010, the Company established a safe harbor 401(k) plan, which is available to full-time office employees who meet the plan’s eligibility requirements. The plan allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Company is matching contributions amounting to 100% of the first 3% and 50% of the next 2% of each employee’s salary.  The matching contribution vests immediately. The Company revised its matching contributions to 100% of the first 6% of each employee's salary beginning January 1, 2019. The total matching contribution incurred by the Company and included in general and administrative expenses for the years ended December 31, 2020, 2019 and 2018 was $447,574, $435,142 and $275,674, respectively.

    The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contributions based on the Company’s annual operating performance. For the years ended December 31, 2020, 2019 and 2018, the Company did not make a profit sharing contribution.

Note 12. Subsequent events

On January 28, 2021, the Company signed a memorandum of agreement to acquire a high-specification 2017 built scrubber-fitted Ultramax vessel for $15.0 million cash and a warrant for 212,315 common shares of the Company. The Company paid a deposit of $1.9 million on February 8, 2021. The vessel, which will be renamed the M/V Rotterdam Eagle is expected to be delivered in the second quarter of 2021.

On February 5, 2021, the Company signed memorandums of agreement to acquire three 2011 built Supramax vessels for $21.2 million cash and a warrant for 329,583 common shares of the Company. The vessels, which will be renamed the M/V Sankaty Eagle, M/V Newport Eagle, and M/V Montauk Eagle are expected to be delivered in the first and second quarters of 2021.

On February 19, 2021, the Company granted 93,412 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on February 19, 2021 was $2.8 million. The shares will vest in equal installments over a three year term beginning January 2, 2022. Additionally, the Company granted 4,341 shares to its Board of Directors on February 19, 2021. The fair value of the grant based on the closing share price on February 19, 2021 was $0.1 million. The shares vested immediately.