Form 10-K/A
period 2020-12-31
Eagle Bulk Shipping Inc.
filed 2021-03-22
CIK 1322439

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YesNo☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No

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

As of March 19, 2021, 12,442,798 shares of the registrant’s common stock were outstanding.

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

FORWARD-LOOKING STATEMENTS

Matters discussed in this Amendment may constitute forward-looking statements. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance. Where the Company expresses an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, the Company’s forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The Company’s actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including changes in the Company’s financial resources and operational capabilities, including as a result of the impact of the COVID-19 pandemic, and as a result of certain other factors listed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

EXPLANATORY NOTE

This Amendment amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2020 that was originally filed with the SEC on March 12, 2021 (the “Original Filing”). The Company plans to file a resale registration statement on Form S-3 before it files a definitive proxy statement for its 2021 annual meeting of shareholders. In order to comply with the requirements for a prospectus under the Securities Act of 1933, as amended (the “Securities Act”), the Company is filing this Amendment to the Original Filing for the purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our directors and executive officers, effective as of March 22, 2021.

Name	Age	Position
Paul M. Leand, Jr.	54	Chairman of the Board
Randee E. Day	72	Director
Justin A. Knowles	52	Director
Bart Veldhuizen	54	Director
Gary Weston	64	Director
Gary Vogel	55	Chief Executive Officer and Director
Frank De Costanzo	58	Chief Financial Officer

Biographies of Current Directors and Executive Officers

Paul M. Leand, Jr., age 54, has served as a Director of the Company since November 2014 and is the Chairman of the Board of Directors. Mr. Leand joined AMA Capital Partners LLC (“AMA”), in 1998 from First National Bank of Maryland. He was appointed CEO in 2004. He has led the development of AMA’s restructuring practice, helping AMA earn its position as the pre-eminent maritime restructuring advisor for both creditors and companies alike.  He has been involved in the restructuring of numerous high yield issues including Golden Ocean, ACL, GlobalOcean, Pegasus and Enterprises, and Horizon Lines. On the offshore side, Mr. Leand has led AMA’s efforts in the restructurings of, amongst others, PetroMENA ASA, Sevan Marine ASA, Remedial Offshore and Equinox Offshore. Mr. Leand has also been involved in numerous M&A roles, including with Golden Ocean, SFL and TECO Transport and also spearheaded the firm’s private equity investments in Chembulk and PLM and Lloyds Fonds.  Mr. Leand serves as a Director of Golar LNG Partners LP (Nasdaq). Mr. Leand previously served on the boards of Lloyd Fonds AG (Frankfurt Stock Exchange), North Atlantic Drilling (Oslo Stock Exchange), SeaDrill Ltd. (New York Stock Exchange ("NYSE")) as well as Ship Finance International Ltd. (NYSE).  Mr. Leand holds a BS/BA from Boston University’s School of Management. Mr. Leand is familiar with a range of corporate and board functions based on significant prior board experience.

    Randee E. Day, age 72, has served as a Director of the Company since November 2014 and the Chairwoman of our Nominating and Governance Committee until March 1, 2021. Effective March 1, 2021, Ms.Day is serving as the Chairwoman of our Compensation Committee. Ms. Day briefly served as interim President of the Company from February 25, 2014 through March 6, 2015. Ms. Day is President and Chief Executive Officer of Day & Partners, LLC, a specialized advisory firm focused on the maritime and offshore industries. Ms. Day accepted the position as a senior advisor to Goldin Associates LLC, now part of Teneo Capital, which is a specialized restructuring firm, in 2016. She also heads an asset management platform called Teneo Maritime. Ms. Day is also an independent board member of International Seaways Inc. (NYSE-listed under “INSW”). INSW is one of the world’s largest owner/operators of crude oil and petroleum product tankers, with a fleet of 55 vessels. She is Chairwoman of the Audit Committee and serves on Compensation Committees of the board of directors of INSW. Ms. Day was also an independent board member of Tidewater (NYSE-listed under “TDW”) from 2017-2020. TDW owns and operates one of the largest fleets of offshore support vessels in the industry, supporting offshore energy exploration and production activities worldwide. She chaired the Nominating/Governance Committee and served on the Audit Committee.

Ms. Day has an extensive background as an owner/operator of public companies, a senior lending officer, and as an advisor on mergers and acquisitions and restructuring transactions. Prior to founding Day & Partners, LLC in 2011, Ms. Day served as interim Chief Executive Officer of DHT Maritime, Inc., a NYSE-listed owner/operator of 12 crude oil tankers. Previously, Ms. Day was Managing Director at the Seabury Group, a transportation advisory firm. She was the Division Head of JP Morgan’s shipping group in New York and served as the Senior Lending Officer for the bank’s shipping clients in Asia, Europe, and the Americas. She served as a director of TBS International Ltd. from 2001 to 2012; of Ocean Rig ASA, in Oslo, Norway, an operator of ultra-deep-water oil rigs, from 2008 to 2009 and of DHT Maritime, Inc. from 2005 to 2013. In 2014, Ms. Day was appointed as an independent director alongside appointees from Angelo, Gordon & Co. and Oaktree Capital Management to the board of Excel Maritime Carriers Ltd.

Ms. Day holds a B.A. degree from the School of International Relations at the University of Southern California and is a graduate of the Senior Executive Program in International and National Security at the Harvard Kennedy School and a graduate of the Directors College at Stanford University. She is also a director of the American-Georgian Business Council in Washington, DC, which is the official trade council between the U.S. and the Republic of Georgia.

The Board of Directors selected Ms. Day as a Director because it believes that Ms. Day brings valuable management, financial and corporate governance experience to the Board of Directors.

Justin A. Knowles, age 52, has served as a Director of the Company since November 2014 and is the Chairman of our Audit Committee (the “Audit Committee”).

Mr. Knowles graduated from the University of Edinburgh in 1990 with a M.A. Hons degree in Accounting and Economics before joining Ernst & Young, where he trained and qualified as a Chartered Accountant. In 1994 he left Ernst & Young to join the Bank of Scotland, initially working in various head office roles, before joining the Bank of Scotland’s Shipping Finance team in 1999. Mr. Knowles spent 13 years working in senior roles within the shipping team, in both loan origination and debt restructure/work-out units, working with a wide variety of public and private shipping companies.

In 2012, Mr. Knowles left banking to establish Dean Marine Advisers Ltd., a United Kingdom-based shipping finance consultancy that works with banks, financial institutions and ship owners providing strategic advice on shipping projects and investments.

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

    Bart Veldhuizen, age 54, has served as a Director of the Company since November 2014. Mr. Veldhuizen has been working in the shipping industry since 1994 on both the banking and non-banking sides. He started his career with Van Ommeren Shipping, a Dutch public shipping and storage company, after which he joined DVB Bank SE as a shipping banker working in both Rotterdam and Piraeus. In 2000, he joined Smit International, a publicly listed maritime service provider active in salvage, marine contracting and harbor towage. After working for Smit International in both Greece and Singapore, Mr. Veldhuizen returned to the Netherlands to work with NIBC Bank, a Dutch-based merchant bank. From August 2007 until October 2011, he was the Managing Director and Head of Shipping of Lloyds Banking Group plc in London. In this capacity, Mr. Veldhuizen managed the combined Lloyds Bank and Bank of Scotland’s shipping loan and lease portfolio. From 2015 to 2017, Mr. Veldhuizen was on the Board of Managing Directors of DVB Bank SE where he was responsible for the bank’s shipping and offshore franchises. Through his private company Aquarius Maritime Capital Ltd, he advises various credit funds and private equity firms on a variety on shipping investments in both the credit and hard asset classes.

Mr. Veldhuizen holds a degree in Business Economics from the Erasmus University in Rotterdam, the Netherlands. Mr. Veldhuizen is a former Director of Seadrill Partners LLC (NYSE-listed “SDLP”) and Golar LNG Partners LP (Nasdaq-listed under “GMLP”). In March 2019, Mr. Veldhuizen joined the board of Diamond S Shipping Inc. (NYSE listed under “DSSI”) as an independent Member of the Board. The Board of Directors selected Mr. Veldhuizen to serve as a Director because it believes that Mr. Veldhuizen brings valuable banking and financial expertise. Mr. Veldhuizen brings over 25 years of experience in international banking specialized in shipping to the Board of Directors.

    Gary Vogel, age 55, has served as Chief Executive Officer and Director of the Company since September 2015. Prior to joining our Company, Mr. Vogel was chief executive officer of Clipper Group Ltd., a ship-owning and operating company headquartered in Copenhagen, Denmark. He was also a partner and served as a director of Clipper Group, Ltd. Mr. Vogel previously held the positions of co-chief executive officer of Clipper Group Ltd. and chief executive officer of Clipper Bulk, a division of Clipper Group Ltd., which he joined in 2000. Before Clipper Group Ltd., Mr. Vogel was president of Van Ommeren Bulk Shipping (USA), Inc.

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

Gary Weston, age 64, has served as a Director of the Company since November 2014 and the Chairman of the Company’s Compensation Committee (the “Compensation Committee”) until March 1, 2021. Effective March 1, 2021, Mr. Weston is serving as the Chairperson of the Nominating and Governance Committee. From 2004 until 2011, Mr. Weston was the Chief Executive Officer of Transport Maritime S.A.M (“CTM”) and from 2011 until his retirement in December 2015, Executive Chairman of CTM. At the same time, he was Director and Chief Executive Officer of various affiliated companies controlled by the Ceres Group of Companies, including CBC Holdings Ltd., DryLog Ltd., Carras Ltd. and Tara Ltd. From 1998 to 2004, Mr. Weston was the Executive Chairman of H. Clarkson & Co. Ltd. and Chief Executive Officer of Clarksons PLC, the world’s largest shipbroker and the leading provider of integrated shipping services.

Mr. Weston started his career at H. Clarkson & Co. Ltd. in 1979 as a trainee shipbroker. In addition to his role at CTM, from 2006 to 2011, Mr. Weston was Chairman of the Investors Committee for Global Maritime Investments, a privately-owned freight trading group. From 1992 to 2004, he was a director with the International Transport Intermediaries Club, a professional indemnity insurer of service providers in the transport and offshore industries. From 2016 to 2018, he was a director of Crystal Maritime Services (Malta) Limited and Crystal Maritime Trading (Malta) Limited, privately owned shipping companies. Since 2006, he has served as a non-executive director of the United Kingdom Freight Demurrage and Defence Association Limited, a leading provider of legal defense services in the shipping industry and from April 2020 as a non-executive director of Wah Kwong Transport Holdings Limited, a privately-owned shipping company.

Mr. Weston is a member of the Chartered Institute of Logistics and Transport. He received a B.Sc. in Maritime Studies from the University of Wales, in Cardiff. The Board of Directors selected Mr. Weston to serve as a Director because it believes that Mr. Weston brings valuable management and financial experience to the Board of Directors, including extensive experience with commercial and technical ship managers. Mr. Weston has a strong operations background and has experience with vessel acquisition opportunities.

Frank De Costanzo, age 58, has served as Chief Financial Officer and Secretary of the Company since September 2016. Mr. De Costanzo brings more than 36 years of banking, finance, public company and related leadership experience, with a focus on commodity and related markets.

Prior to joining the Company, Mr. De Costanzo served as Senior Vice President and Chief Financial Officer of the Catalyst Paper Corporation, one of North America’s largest pulp and paper companies. Mr. De Costanzo also served as Vice President and Global Treasurer at Kinross Gold Corporation, one of the world’s largest precious metals mining companies, from September 2010 to June 2015. Earlier in his career, he served in positions of increasing responsibility at Pitney Bowes Inc., including Assistant Treasurer, Director of Internal Audit and Finance Director, International, for Pitney Bowes Software. He also worked at The Dai-Ichi Kangyo Bank (now part of the Mizuho Financial Group) and the Union Bank of Switzerland.

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
Board of Directors, Audit, Compensation and Nominating and Governance Committees

Meetings of the Board of Directors
The Board of Directors held nine meetings in 2020. Each Director attended at least 75% of the aggregate meetings of the Board of Directors, and meetings held by all committees on which such Director served, during the period for which such Director served. The Board of Directors met in executive session five times during 2020.

Directors are invited to attend the 2021 Annual Meeting. Each Director attended the Company’s 2020 Annual Meeting of Shareholders virtually.

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

Audit Committee

The Company’s Audit Committee is comprised of Justin A. Knowles (Chairman), Randee E. Day and Gary Weston, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules. The Board of Directors has determined that Justin A. Knowles is an audit committee “financial expert” as such term is defined in applicable SEC rules, and that he has the requisite financial management expertise within the meaning of Nasdaq rules and regulations. As directed by its written charter, which was adopted on October 29, 2014 and amended on December 13, 2017, the Audit Committee is responsible for, among other duties, appointing and overseeing the work of, and relationship with, the independent auditors, including reviewing their formal written statement describing the Company’s internal quality-control procedures and any material issues raised by the internal quality-control review or peer review of the Company or any inquiry or investigation by governmental or professional authorities and their formal written statement regarding auditor independence; reading and discussing with management and the independent auditors the annual audited financial statements and quarterly financial statements, and preparing annually a report to be included in the Company’s proxy statement; providing oversight of the Company’s accounting and financial reporting principles, policies, controls, procedures and practices; and discussing with management polices with respect to risk assessment and risk management. In addition, the Board of Directors has tasked the Audit Committee with reviewing transactions with related parties. The charter for the Audit Committee is available on our website at www.eagleships.com under the “Investors-Governance” caption. The Audit Committee held six meetings during 2020.
Compensation Committee
During 2020, the Company’s Compensation Committee was comprised of Gary Weston (Chairman), Paul M. Leand, Jr. and Bart Veldhuizen, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules. Effective March 1, 2021, Ms. Randee Day, who qualifies as independent under the applicable Nasdaq listing requirements and SEC rules, replaced Mr. Gary Weston as the Chairwoman of the Compensation Committee.

As directed by its written charter, which was approved on December 13, 2017 the Compensation Committee, among other duties, makes recommendations to the Board of Directors as to the Company’s general compensation philosophy; reviews and approves those corporate goals and objectives established by the Board of Directors that are relevant to the compensation of the Company’s Chief Executive Officer and evaluates the performance of the Company’s Chief Executive Officer and other executive officers and determines executive officer compensation, including benefits and perquisites; and reviews and approves employment, severance or change in control agreements. In addition, the Compensation Committee evaluates and recommends, for approval by the Board of Directors, the appropriate level of compensation and fees for Board of Director committee service by non-employee Directors. The charter for the Compensation Committee is available on our website at www.eagleships.com under the “Investors-Governance” caption. The Compensation Committee held 12 meetings during 2020.

The Company's executive compensation is determined by the Compensation Committee. Although not required under the Compensation Committee's charter (the "Compensation Committee Charter"), the Company's executive compensation for 2020 has been ratified by the unanimous consent of the full Board of Directors.

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
3.review of cash bonuses paid to named executive officers;
4.evaluation of compensation program design for 2020 and
5.analysis of current trends in executive compensation, and updates regarding applicable legislative and governance activity.
      The Compensation Committee determined that the services provided by ClearBridge to the Compensation Committee did not give rise to any conflicts of interest. The Compensation Committee made this determination by assessing the independence of ClearBridge under the applicable rules adopted by the SEC and incorporated into the Nasdaq Corporate Governance Requirements. In making this assessment, the Compensation Committee also considered ClearBridge's written correspondence to the Compensation Committee that affirmed the independence of ClearBridge and the consultants and employees who provide services to the Compensation Committee on executive compensation matters.

Nominating and Governance Committee
During 2020, the Company’s Nominating and Governance Committee was comprised of Randee E. Day (Chairwoman), Paul M. Leand, Jr., and Bart Veldhuizen, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules. Effective March 1, 2021, Mr. Gary Weston, who qualifies as independent under the applicable Nasdaq listing requirements and SEC rules, replaced Ms. Randee Day as the Chairman of the Nominating and Governance Committee.

As directed by its written charter, which was approved on October 29, 2014, and amended on December 13, 2017, the Nominating and Governance Committee, among other duties, assists the Board of Directors in identifying and evaluating qualified individuals to become members of the Board of Directors, and proposing nominees for election to the Board of Directors and to fill vacancies; considers nominees duly recommended by shareholders for election to the Board of Directors; and evaluates annually the independence of each member of the Board of Directors under applicable Nasdaq listing requirements and SEC rules. The charter for the Nominating and Governance Committee is available on our website at www.eagleships.com under the “Investors-Governance” caption. The Nominating and Governance Committee held four meetings in 2020.

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

Executive Sessions

Consistent with our corporate governance guidelines, the non-employee Directors of the Board of Directors regularly hold executive sessions. The Audit Committee, in accordance with its charter, meets separately with our executives at regular intervals or as otherwise deemed appropriate throughout the year to review our financial affairs, and meets separately in sessions with the independent auditors at such times as the Audit Committee deems appropriate to fulfill its responsibilities under its charter. The independent Directors met in executive sessions five times during 2020.

Item 11. Executive Compensation

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

    Commencing in 2018, the Company qualified as a “smaller reporting company” under new rules adopted by the SEC. Accordingly, the Company has elected to provide scaled executive compensation disclosure that satisfies the requirements applicable to the Company in its status as a smaller reporting company. Under the scaled disclosure obligations, the Company is not required to provide, among other things, a compensation discussion and analysis or a compensation committee report, and certain other tabular and narrative disclosures relating to executive compensation. For 2020, the following individuals were our named executive officers (each a “Named Executive Officer” or “NEO” and collectively the “Named Executive Officers” or “NEOs”):

1.Gary Vogel, Director and Chief Executive Officer.
2.Frank De Costanzo, Chief Financial Officer and Secretary.
    Mr. Vogel is an NEO based on his position as the Company’s Chief Executive Officer. Mr. De Costanzo is an NEO by reason of being the Company’s only other executive officer, and thus its most highly compensated executive officer other than its Chief Executive Officer who was serving as an executive officer as of December 31, 2020. Detailed information on the compensation for our NEOs is presented in the following tables and accompanying narrative.

2020 SUMMARY COMPENSATION TABLE
The following Summary Compensation Table sets forth the compensation of our NEOs for the fiscal years ending on December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Gary Vogel (Chief Executive Officer)	2020	675,000	761,112	207,000	32,496	1,675,608
	2019	675,000	843,750	1,040,736	31,440	2,590,926
Frank De Costanzo (Chief Financial Officer and Secretary)	2020	425,000	172,875	48,300	31,496	677,671
	2019	425,000	212,500	289,732	31,440	958,672

(1)	On May 14, 2020, the Company granted 21,428 shares of restricted stock to Mr. Vogel, which vest in three equal installments on each of the following dates: (i) January 2, 2021, (ii) January 2, 2022 and (iii) January 2, 2023. On May 14, 2020, the Company granted 5,000 shares of restricted stock to Mr. De Costanzo, which vest in three equal installments on each of the following dates: (i) January 2, 2021, (ii) January 2, 2022 and (iii) January 2, 2023. All the above grants are subject to continued employment with the Company on each applicable vesting date.
(2)	Amounts shown in this column also include Company matching contributions to the 401(k) Plan of $17,100 and $16,800 for 2020 and 2019, respectively for Mr. Vogel. The Company contributed $17,100 and $16,800 to the 401(k) Plan on behalf of Mr. De Costanzo for 2020 and 2019, respectively. Amounts shown in this column also include supplemental health premiums paid of $15,396 and $14,396, for Mr. Vogel and Mr. De Costanzo, respectively in 2020. The supplemental health premiums paid for Mr. Vogel and Mr. De Costanzo were $14,640 each in 2019.
Outstanding Equity Awards at Fiscal Year End 2020
The following table summarizes the equity awards held by the NEOs as of December 31, 2020:

Name and Principal Position	Issuance Date	Number of Securities Underlying Unexercised Options (#)(1)		Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#) (2) and (3)	Market Value of Shares or Units of Stock That Have not Vested ($) (4)
Gary Vogel (Chief Executive Officer) (2)		Exercisable	Unexercisable
	05/14/2020					21,428	407,132
	1/2/2019	—	—	—	—	21,547	409,393
	1/4/2018	—	—	—	—	19,428	369,132
	3/1/2017	25,446	8,482	38.92	3/1/2022	—	—
	12/15/2016	180,925	—	29.96	12/15/2021	—	—
	05/14/2020					5,000	95,000
Frank De Costanzo (Chief Financial Officer and Secretary) (3)	1/2/2019	—	—	—	—	5,991	113,829
	1/4/2018	—	—	—	—	4,524	85,956
	11/7/2016	40,000	—	29.96	11/7/2021	—	—

(1)	The options granted on March 1, 2017 to Mr. Vogel vest in four substantially equal installments on each of the following dates: (i) March 1, 2018 (ii) March 1, 2019, (iii) March 1, 2020 and (iv) March 1, 2021. The options granted to Mr. De Costanzo on November 7, 2016 will generally vest ratably on each of the first four anniversaries of September 30, 2016. All the above options have a five-year term and are subject to the NEO’s continued employment with the Company on each applicable vesting date. On December 15, 2016, the Company granted 180,925 options to Mr. Vogel which are fully vested as of December 31, 2020.
(2)	On May 14, 2020, the Company granted 21,428 shares of restricted stock to Mr. Vogel, which vests in three substantially equal installments on each of the following dates: (i) January 2, 2021, (ii) January 2, 2022 and (iii) January 2, 2023. On January 2, 2019, the Company granted 32,321 shares of restricted stock to Mr. Vogel, which vest in three substantially equal installments on each of the following dates: (i) January 2, 2020, (ii) January 2, 2021 and (iii) January 2, 2022. On January 4, 2018, the Company granted 58,285 shares of restricted stock to Mr. Vogel, which vest in three equal installments on each of the following dates: (i) January 4, 2019, (ii) January 4, 2020, and (iii) January 4, 2021. All the above restricted stock grants are subject to Mr. Vogel’s continued employment with the Company on each applicable vesting date. The forfeiture conditions and the accelerated vesting conditions applicable to these awards are described under the sections entitled “Potential Payments Upon Termination or Change-In-Control.”
(3)	On May 14, 2020, the Company granted 5,000 shares of restricted stock to Mr. De Costanzo, which vest in three substantially equal installments on each of the following dates: (i) January 2, 2021, (ii) January 2, 2022 and (iii) January 2, 2023. On January 2, 2019, the Company granted 8,986 shares of restricted stock to Mr. De Costanzo, which vest in three equal installments on each of the following dates: (i) January 2, 2020, (ii) January 2, 2021 and (iii) January 2, 2022. On January 4, 2018, the Company granted 13,571 shares of restricted stock to Mr. De Costanzo, which vest in three substantially equal installments on each of the following dates: (i) January 4, 2019, (ii) January 4, 2020, and (iii) January 4, 2021. All the above restricted stock grants are subject to Mr. De Costanzo’s continued employment with the Company on each applicable vesting date. The forfeiture conditions and the accelerated vesting conditions applicable to these awards are described under the sections entitled “Potential Payments Upon Termination or Change-In-Control.”
(4)	The market value of the unvested shares was calculated by multiplying the number of shares outstanding as of December 31, 2020 by the closing price of the Common Stock as of December 31, 2020, which was $19.00 per share (the “Closing Price”).

Narrative Disclosure to Summary Compensation Table

The Compensation Committee believes it is critical to align executives’ compensation with Company performance and long-term shareholder value creation. Provided below are the elements of compensation provided to the Named Executive Officers and commentary on each element:

Element	Description	Commentary

Salary	(i) Fixed level of compensation determined primarily based on the role, job performance and experience	(i) Intended to compensate NEOs for day-to-day services performed

Annual bonus	(i) Each NEO has a target bonus opportunity set as a percentage of base salary, specifically Mr. Vogel’s target bonus opportunity is 125% of salary or $843,750 and Mr. De Costanzo has a target bonus opportunity of 50% of salary or $212,500; payouts can range from zero to below/above target opportunity based on performance against pre-established Key Performance Indicators (“KPIs”) that support the long-term success of the Company and drive shareholder value creation
(i) The bonus program aligns executives’ compensation with various financial, operational, and strategic performance measures that are critical for generating long-term, sustainable shareholder value creation. (ii) Based on the Compensation Committee’s assessment of performance versus the pre-established KPIs, 2020 actual bonuses were as follows:
a.Mr. Vogel: $761,112 (90% of target bonus opportunity)
        b. Mr. De Costanzo: $172,875 (81% of target bonus opportunity)

(ii) Payouts are determined by the Compensation Committee based on its holistic assessment of individual performance and Company performance against the KPIs over the course of the year
(iii) KPIs used to determine 2020 payouts included but were not limited to: fleet commercial performance, cost-control, fleet quality and compliance, financial planning and reporting and individual performance

Long-Term Equity Incentives ("LTI")

(i) In FY2020, the Compensation Committee set the target LTI opportunity at $1,012,500 (150% of base salary) and $531,250 (125% of base salary) for Mr. Vogel and Mr. De Costanzo, respectively. The Compensation Committee determined these target values after considering each executives role, responsibilities, experience, historical performance, and external market context. Final LTI grant amounts for FY2020 performance (made in early 2021) are based on EPS, and stock price performance, as well as the Compensation Committee’s assessment of individual performance (during a challenging market environment created by the COVID-19 global pandemic).
(ii) Long-term incentive awards are typically delivered in restricted stock that vests ratably over 3 years

(i) Restricted stock grants align executives’ compensation with our stock price and shareholder value creation while serving to motivate and retain our executives. Given the nature of the dry bulk shipping industry, overall company performance is heavily dependent on exogenous market factors. As a result, historically, the Compensation Committee has elected to maintain discretion in assessing performance versus pre-established KPIs when determining target LTI grant values each year. (ii) Based on the Compensation Committee’s assessment of performance versus the pre-established KPIs, 2020 LTI grants (made in early 2021) were below target level, specifically:
a.Mr. Vogel: $561,938 or 18,756 shares of restricted common stock (56% of target LTI opportunity in 2020)
b.Mr. De Costanzo: $294,844 or 9,841 shares of restricted common stock (56% of target LTI opportunity in 2020)

The following is a narrative summary of the Compensation Committee’s actions during 2020 and the compensation and benefit arrangements included in the summary compensation table and the outstanding equity awards table.

2020 Advisory Vote on Executive Compensation and Company Response

While 79.5% support of the Company’s 2020 “Say-on-Pay” proposal indicated robust support for the Company’s executive compensation program, the Compensation Committee is keenly interested in understanding shareholders’ views when making decisions relating to executive compensation.

As it related to 2020 compensation, the Compensation Committee took the following actions:

1.Paid out 2020 bonuses below target level, specifically 90% of target opportunity for Mr. Vogel and 81% of target for Mr. De Costanzo.

2.Approved restricted stock grants (in early 2021) below target level, specifically: Delivered 56% of target LTI opportunity to Mr. Vogel ($561,938 or 18,756 shares of restricted common stock) and to Mr. De Costanzo ($294,844 or 9,841 shares of restricted common stock).

Agreements with our Chief Executive Officer

On July 6, 2015, we entered into an employment agreement with Gary Vogel, pursuant to which Mr. Vogel was appointed as our Chief Executive Officer effective as of September 1, 2015. Pursuant to his employment agreement, Mr. Vogel receives an annual base salary of $675,000 and is eligible to receive a discretionary cash bonus as determined by the Compensation Committee with a target amount equal to 125% of his annual base salary (actual value can vary above or below target based on the Committee’s discretion).

Mr. Vogel is subject to non-solicitation and non-competition covenants during the course of his employment and for 12 months following termination of employment for any reason.

Agreements with our Chief Financial Officer

On September 3, 2016, we entered into an employment agreement with Frank De Costanzo, pursuant to which Mr. De Costanzo was appointed as our Chief Financial Officer and Secretary effective as of September 30, 2016. Pursuant to his employment agreement, Mr. De Costanzo receives an annual base salary of $425,000 and is eligible to receive a discretionary cash bonus as determined by the Compensation Committee with a target amount equal to 50% of his annual base salary (actual value can vary above or below target based on the Committee’s discretion).

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
Given the nature of the dry bulk shipping industry, overall company performance is heavily dependent on exogenous market factors. As a result, historically, the Compensation Committee has elected to maintain discretion in assessing performance versus pre-established KPIs when determining target LTI grant values each year. Provided below, is a summary of the LTI grants made in 2021 for 2020 performance, in 2020 for 2019 performance and 2019 for 2018 performance.

2021 Awards for 2020 performance
On February 19, 2021, the Company granted 18,756 shares of restricted common stock to Mr. Vogel. The shares of restricted common stock vest in three substantially equal installments on January 2, 2022, January 2, 2023 and January 2, 2024, subject to Mr. Vogel's continued employment with the Issuer or any of its affiliates on the applicable vesting date. In the event that Mr. Vogel's employment is terminated by the Issuer for any reason, any portion of the restricted stock which has not vested as of the date of such termination shall be forfeited. If Mr. Vogel's employment is terminated for cause, the vested and unvested portion of the restricted stock shall be forfeited.
On February 19, 2021, the Company granted 9,841 shares of restricted common stock to Mr. De Costanzo. The shares of restricted common stock vest in three substantially equal installments on January 2, 2022, January 2, 2023 and January 2, 2024, subject to Mr. De Costanzo's continued employment with the Issuer or its affiliate on the applicable vesting date. In the event that Mr. De Costanzo's employment is terminated by the Issuer for any reason, any portion of the restricted stock which has not vested as of the date of such termination shall be forfeited.
2020 Awards for 2019 performance
On May 14, 2020, the Company granted 21,428 shares of restricted common stock to Mr. Vogel. The shares of restricted common stock vest in three substantially equal installments on January 2, 2021, January 2, 2022 and January 2, 2023, subject to Mr. Vogel's continued employment with the Issuer or any of its affiliates on the applicable vesting date. In the event that Mr. Vogel's employment is terminated by the Issuer for any reason, any portion of the restricted stock which has not vested as of the date of such termination shall be forfeited. If Mr. Vogel's employment is terminated for cause, the vested and unvested portion of the restricted stock shall be forfeited.
    On May 14, 2020, the Company granted 5,000 shares of restricted common stock to Mr.De Costanzo. The shares of restricted common stock vest in three substantially equal installments on January 2, 2021, January 2, 2022 and January 2, 2023, subject to Mr. De Costanzo's continued employment with the Issuer or its affiliate on the applicable vesting date. In the event that Mr. De Costanzo's employment is terminated by the Issuer for any reason, any portion of the restricted stock which has not vested as of the date of such termination shall be forfeited.

2019 Awards for 2018 performance

On January 2, 2019, the Company granted 32,321 shares of restricted common stock to Mr.Vogel. The shares of restricted common stock vest in three substantially equal installments on each of the first three anniversaries of the date of the grant, subject to Mr. Vogel's continued employment with the Issuer or any of its affiliates on the applicable vesting date. In the event that Mr. Vogel's employment is terminated by the Issuer for any reason, any portion of the restricted stock which has not vested as of the date of such termination shall be forfeited. If Mr. Vogel's employment is terminated for cause, the vested and unvested portion of the restricted stock shall be forfeited.

    On January 2, 2019, the Company granted 8,986 shares of restricted common stock to Mr. De Costanzo. The shares of restricted common stock vest in three substantially equal installments on each of the first three anniversaries of the date of the grant, subject to Mr. De Costanzo's continued employment with the Issuer or its affiliate on the applicable vesting date. In the event that Mr. De Costanzo's employment is terminated by the Issuer for any reason, any portion of the restricted stock which has not vested as of the date of such termination shall be forfeited.

Retirement Benefits

We provide all qualifying full-time employees, including our NEOs, with the opportunity to participate in our tax-qualified 401(k) savings plan. This plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts may be invested in a wide range of mutual funds. We provide a 100% match for the first 6% of salary.

Potential Payments Upon Termination or Change In Control

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
2020 Directors' compensation

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
The following Director Compensation Table sets forth the compensation of our Directors (who were not NEOs of the Company) for the fiscal year ending on December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Randee E. Day	95,000	25,055	-	-	-	-	120,055
Justin A. Knowles	90,000	25,055	-	-	-	-	115,055
Paul M. Leand, Jr.	160,000	30,066	-	-	-	-	190,066
Bart Veldhuizen	85,000	25,055	-	-	-	-	110,055
Gary Weston (1)	95,000	25,055	-	-	-	-	120,055

Equity Award Grant to Board of Directors

    On January 2, 2020, the Company granted to the Board of Directors including the Chairman each of 776 shares of common stock and an additional 155 shares of common stock to the Chairman of the Board of Directors which shares vested in full on the grant date. The shares were granted under the 2016 Plan and the applicable award agreement.

On February 19, 2021, the Company granted to the Board of Directors including the Chairman each of 835 shares of common stock and an additional 166 shares of common stock to the Chairman of the Board of Directors which shares vested in full on the grant date. The shares were granted under the 2016 Plan and the applicable award agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of March 19, 2021 of:
1.each person, group or entity known to the Company to beneficially own more than 5% of our stock;
2.each of our Directors and Director nominees;
3.each of our NEOs; and
4.all of our Directors and executive officers as a group.

As of March 19, 2021, a total of 12,442,798 shares of Common Stock were outstanding and entitled to vote at the Annual Meeting. Each share of Common Stock is entitled to one vote on matters on which common shareholders are eligible to vote.
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

Beneficial Ownership of Common Stock

Name (1)	Number (2)	Percentage (3)
Gary Vogel (4)	384,409	3.0%
Frank De Costanzo (5)	86,377	*
Randee E. Day (6)	3,100	*
Justin A. Knowles (6)	3,100	*
Paul M. Leand, Jr. (6)	31,699	*
Bart Veldhuizen (6)	3,100	*
Gary Weston (6)	3,100	*
All Directors and Executive Officers as a group (7 persons)	514,885	4.0%
Oaktree Capital Management, L.P. (7)	4,048,027	31.7%
GoldenTree Asset Management LP (8)	3,040,707	23.8%

* Percentage less than 1% of class.

(1)	Unless otherwise indicated, the business address of each beneficial owner identified is c/o Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902.
(2)	Includes “beneficial ownership” of shares of Common Stock outstanding, within the meaning of Rule 13d-3 under the Exchange Act, as well as beneficial ownership of shares issuable within 60 days following March 15, 2021 upon the exercise of outstanding securities, (e.g., options, warrants, rights). However, amounts do not include anti-dilution adjustments to such securities.
(3)	Unless otherwise indicated, based on the total of 12,442,798 shares of Common Stock outstanding as of March 19, 2021. In addition, for purposes of calculating the percentage of shares held by an individual or entity, the number of shares outstanding includes shares issuable within 60 days following March 19, 2021 upon the exercise of outstanding securities, (e.g., options, warrants, rights), but, in each case, such shares are not included in the number of shares outstanding for purposes of computing the percentage of shares held by any other person. However, shares issuable within 60 days following March 19, 2021 upon the exercise of outstanding securities do not include anti-dilution adjustments to such securities.
(4)	Mr. Vogel’s beneficial ownership includes 43,815 shares of unvested restricted Common Stock. Mr. Vogel’s beneficial ownership includes the options to purchase 180,925 shares of Common Stock at an exercise price of $29.96 per share, which have a five-year term and vested in four substantially equal installments on each of the following dates: (i) January 1, 2017, (ii) September 1, 2017, (iii) September 1, 2018, and (iv) September 1, 2019. Additionally, it includes options to purchase 33,928 shares of Common Stock at an exercise price of $38.92 per share, which have a five year term and vested in four substantially equal installments on March 1, 2018, March 1, 2019, March 1, 2020 and March 1, 2021.
(5)	Mr. De Costanzo’s beneficial ownership includes 16,190 shares of unvested restricted Common Stock. Mr. De Costanzo’s beneficial ownership includes the options to purchase 40,000 shares of Common Stock, which vested fully on September 30, 2017, September 30, 2018, September 30, 2019 and September 30, 2020 at a per share exercise price of $29.96, subject to Mr. De Costanzo’s continued employment with the Company on each applicable vesting date and subject to partial vesting in the event Mr. De Costanzo’s employment is terminated by the Company without cause or by him for good reason.

(6)	The beneficial ownership of each of the directors on our board of directors includes 3,100 shares of vested common stock issued to them on February 19, 2021, January 2, 2020, January 2, 2019 and January 10, 2018. Mr. Leand received 8,576 shares of vested common stock granted to him on March 1, 2017, January 10, 2018, January 2, 2019, January 2, 2020 and February 19, 2021.
(7)
The securities are owned directly by OCM Opps EB Holdings, Ltd. (“EB Holdings”). The securities may also be deemed to be beneficially owned by Oaktree Capital Management, L.P. (“OCM”), solely as the sole director of EB Holdings, Oaktree Holdings, Inc. (“Holdings”), solely as the general partner of OCM, Oaktree Capital Group, LLC (“OCG”), solely as the sole shareholder of Holdings, and Oaktree Capital Group Holdings GP, LLC (“OCGH” and, together with EB Holdings, OCM, Holdings and OCG, the “Oaktree Reporting Persons”), solely as the duly elected manager of OCG. The members of OCGH are Howard S. Marks, Bruce A. Karsh, Jay S. Wintrob, John B. Frank and Sheldon M. Stone, who, by virtue of their membership interests in OCGH, may be deemed to share voting and dispositive power with respect to the shares of common stock held by EB Holdings. Each of the general partners, managing members, directors and managers described above disclaims beneficial ownership of any shares of common stock beneficially or of record owned by the Oaktree Reporting Persons, except to the extent of any pecuniary interest therein. The address of the beneficial owners is c/o Oaktree Capital Group Holdings GP, LLC, 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. Shares listed consist of (i) 4,047,975 shares of common stock, and (ii) 52 shares of common stock issuable upon exercise of the warrants issued and distributed by the Company to the Oaktree Reporting Persons in connection with the Company’s restructuring in October 2014.

(8)	Based solely on information provided to us on March 17, 2021 on behalf of (i) GoldenTree Asset Management LP (the “Advisor”), (ii) GoldenTree Asset Management LLC (the “General Partner”) and (iii) Steven A. Tananbaum (collectively, the “GoldenTree Reporting Persons”), GoldenTree, GoldenTree Asset Management LLC and Mr. Tananbaum have beneficial ownership of the securities listed. The Advisor is the investment manager or advisor to GoldenTree Distressed Fund 2014 LP (“GDF”), GoldenTree Distressed Master Fund 2014 Ltd. (“GDMF”), GoldenTree Master Fund, Ltd. (“GMF”), GoldenTree 2004 Trust (“GT”), and GoldenTree NJ Distressed Fund 2015 LP (“GNJ” and together with GDF, GTNM, GDMF, GT and GNJ the “Funds”) and certain separate accounts managed by the Advisor (the “Managed Accounts”) and may be deemed to have a beneficial ownership of the Common Stock directly held by the Funds and held in the Managed Accounts. Includes 24 shares of Common Stock issuable upon exercise of warrants and excludes shares of Common Stock that may be issuable upon conversion of convertible notes. The General Partner is the general partner of the Advisor and may be deemed to have beneficial ownership of the Common Stock reported above. Steven A. Tananbaum is the managing member of the General Partner and may be deemed to have a beneficial ownership of the Common Stock reported above. Each Fund disclaims beneficial ownership of the shares held directly by each other Fund and the Managed Accounts. The address of the beneficial owners is 300 Park Avenue, 21st Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transaction Approval Policy

It is the Company’s policy to enter into or ratify “Related Person Transactions” only when the Board of Directors, acting through the Audit Committee or another independent committee established by the Board of Directors, determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders. A “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company is, was or will be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for fiscal years 2020 and 2019, and in which any “Related Person” (as defined in relevant SEC rules) had, has or will have a direct or indirect material interest. A Related Person Transaction includes, but is not limited to, situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. The transactions discussed below were entered into in accordance with the terms of the Company’s Related Persons Transactions policy.
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
Equity Offering
On December 18, 2020, the Company entered into a subscription agreement with GoldenTree Asset Management LP, on behalf of certain funds and accounts for which it serves as investment manager (together with such funds and accounts, “GoldenTree”), pursuant to which the Company sold GoldenTree 1,091,160 shares of the Company’s Common Stock in a registered direct offering at a purchase price of $18.10 per share, subject to an availability premium of $0.85 per share purchased by GoldenTree.
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

Item 14. Principal Accountant Fees and Services

Fees to Independent Registered Public Accounting Firm

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2020, and 2019 for professional services rendered by Deloitte & Touche for the audit of the Company’s annual financial statements and for audit-related services, tax services and all other services, as applicable.

Fiscal Year	Audit Fees (1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees (4)	Total
Fiscal year ended December 31, 2020	$817,230	$110,000	$33,706	$—	$960,936
Fiscal year ended December 31, 2019	$823,418	$190,000	$31,732	$3,914	$1,049,064
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

The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories: audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved 100% of the services, if applicable, described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for the years ended December 31, 2020 and 2019.

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

4.4**	Description of Securities.
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

4.7**	Warrant of Eagle Bulk Shipping, Inc. issued on January 28, 2021 to Scorpio Bulkers, Inc.
4.8**	Warrant of Eagle Bulk Shipping, Inc. issued on February 14, 2021 to Alterna Core Capital Assets Fund, L.P.

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
March 22, 2021