Form 10-Q
period 2021-03-31
Eagle Bulk Shipping Inc.
filed 2021-05-07
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Number of shares of registrant’s common stock outstanding as of May 6, 2021: 12,553,046

Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company's issued and outstanding shares of common stock, par value $0.01 per share, as previously approved by our Board of Directors (the "Board of Directors") and our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and the number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references to common stock and all per share data relating to periods prior to the Reverse Stock Split that are contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (the "Quarterly Report on Form 10-Q") have been retrospectively adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which have declined significantly from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) changes in demand in the drybulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of drybulk vessel newbuilding orders or lower than anticipated rates of drybulk vessel scrapping; (iii) changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union (the “EU”) or by individual countries; (iv) actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (v) changes in trading patterns significantly impacting overall drybulk tonnage requirements; (vi) changes in the typical seasonal variations in drybulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) significant deterioration in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures; (xi) the duration and impact of the novel coronavirus ("COVID-19") pandemic, including the availability and effectiveness of vaccines on a widespread basis and the impact of any mutations of the virus; (xii) the relative cost and availability of low and high sulfur fuel oil; (xiii) our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xiv) any legal proceedings which we may be involved from time to time; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). This discussion also includes statistical data regarding world drybulk fleet and order book and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I: FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020
(in U.S. dollars except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$76,191,832	$69,927,594
Restricted cash - current	4,446,177	18,846,177
Accounts receivable, net of a reserve of $2,121,121 and $2,357,191, respectively	20,465,339	13,843,480
Prepaid expenses	3,491,076	3,182,815
Inventories	14,720,800	11,624,833
Other current assets	7,959,698	839,881
Total current assets	127,274,922	118,264,780
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $188,208,942 and $177,771,755, respectively	851,894,939	810,713,959
Advances for vessel purchases	4,720,000	3,250,000
Operating lease right-of-use assets	5,454,129	7,540,871
Other fixed assets, net of accumulated depreciation of $1,207,470 and $1,137,562, respectively	427,048	489,179
Restricted cash - noncurrent	75,000	75,000
Deferred drydock costs, net	26,975,526	24,153,776
Deferred financing costs	519,033	—
Fair value of derivatives asset - noncurrent	26,185	—
Advances for ballast water systems and other assets	3,273,076	2,639,491
Total noncurrent assets	893,364,936	848,862,276
Total assets	$1,020,639,858	$967,127,056
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,041,784	$10,589,970
Accrued interest	6,839,690	4,690,135
Other accrued liabilities	12,174,886	11,747,064
Fair value of derivatives - current	1,328,846	481,791
Current portion of operating lease liabilities	5,415,378	7,615,371
Unearned charter hire revenue	10,142,696	8,072,295
Current portion of long-term debt	39,244,297	39,244,297
Total current liabilities	92,187,577	82,440,923
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	169,640,129	169,290,230
Super Senior Facility, net of debt issuance costs	—	14,896,357
New Ultraco Debt Facility, net of debt issuance costs	124,522,090	132,083,949
Revolver loan under New Ultraco Debt Facility	55,000,000	—
Convertible Bond Debt, net of debt discount and debt issuance costs	97,685,545	96,660,485
Fair value of derivatives - noncurrent	131,383	650,607
Noncurrent portion of operating lease liabilities	577,200	686,422
Total noncurrent liabilities	447,556,347	414,268,050
Total liabilities	539,743,924	496,708,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 11,732,943 and 11,661,797 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	117,329	116,618
Additional paid-in capital	943,599,631	943,571,685
Accumulated deficit	(462,288,512)	(472,137,822)
Accumulated other comprehensive loss	(532,514)	(1,132,398)
Total stockholders' equity	480,895,934	470,418,083
Total liabilities and stockholders' equity	$1,020,639,858	$967,127,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(in U.S. dollars except share and per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues, net	$96,572,168	$74,378,319

Voyage expenses	26,614,919	26,564,358
Vessel operating expenses	21,518,439	23,700,109
Charter hire expenses	8,480,220	6,040,939
Depreciation and amortization	12,506,386	12,466,483
General and administrative expenses	7,698,210	7,961,072
Other operating expense	961,116	—
Total operating expenses	77,779,290	76,732,961
Operating income/(loss)	18,792,878	(2,354,642)
Interest expense	8,251,421	9,191,815
Interest income	(17,769)	(156,857)
Realized and unrealized loss/(gain) on derivative instruments, net	709,916	(7,861,841)
Total other expense, net	8,943,568	1,173,117
Net income/(loss)	$9,849,310	$(3,527,759)

Weighted average shares outstanding*:
Basic*	11,729,492	10,267,022
Diluted*	11,744,568	10,267,022

Per share amounts*:
Basic income/(loss)*	$0.84	$(0.34)
Diluted income/(loss)*	$0.84	$(0.34)

*Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive income/(loss)
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income/(loss)	$9,849,310	$(3,527,759)

Other comprehensive income/(loss):
Net unrealized gain/(loss) on cash flow hedges	599,884	(271,868)

Comprehensive income/(loss)	$10,449,194	$(3,799,627)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(in U.S. dollars except share and per share data)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance at December 31, 2020	11,661,797	$116,618	$943,571,685	$(472,137,822)	$(1,132,398)	$470,418,083
Net income		—	—	9,849,310	—	9,849,310
Issuance of shares due to vesting of restricted shares	71,146	711	(711)	—	—	—
Unrealized gain on cash flow hedges	—	—	—	—	599,884	599,884
Fees for equity offerings	—	—	(31,830)	—	—	(31,830)
Cash used to settle net share equity awards	—	—	(811,456)	—	—	(811,456)
Stock-based compensation	—	—	871,943	—	—	871,943
Balance at March 31, 2021	11,732,943	$117,329	$943,599,631	$(462,288,512)	$(532,514)	$480,895,934

	Common Stock*	Common Stock Amount*	Additional Paid-in Capital*	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance at December 31, 2019	10,214,600	$102,146	$918,475,145	$(437,074,354)	$—	$481,502,937
Net loss	—	—	—	(3,527,759)	—	(3,527,759)
Issuance of shares due to vesting of restricted shares	62,526	626	(626)	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	(271,868)	(271,868)
Cash used to settle net share equity awards	—	—	(1,161,301)	—	—	(1,161,301)
Stock-based compensation	—	—	836,200	—	—	836,200
Balance at March 31, 2020	10,277,126	$102,772	$918,149,418	$(440,602,113)	$(271,868)	$477,378,209

*Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income/(loss)	$9,849,310	$(3,527,759)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	10,507,095	10,566,534
Amortization of operating lease right-of-use assets	3,079,700	3,225,018
Amortization of deferred drydocking costs	1,999,291	1,899,949
Amortization of debt discount and debt issuance costs	1,628,784	1,503,866
Net unrealized gain on fair value of derivatives	(503,235)	(7,157,801)
Stock-based compensation expense	871,943	836,200
Drydocking expenditures	(4,821,041)	(5,176,872)
Changes in operating assets and liabilities:
Accounts payable	6,488,396	(3,427,047)
Accounts receivable	(6,696,859)	(2,020,325)
Accrued interest	2,149,555	2,476,203
Inventories	(3,095,967)	463,444
Operating lease liabilities current and noncurrent	(3,302,173)	(3,390,466)
Fair value of derivatives asset, other current and noncurrent assets	(5,742,704)	(4,092,628)
Other accrued liabilities	158,971	(3,755,411)
Prepaid expenses	(308,261)	612,182
Unearned charter hire revenue	2,070,401	(1,459,899)
Net cash provided by/(used in) operating activities	14,333,206	(12,424,812)

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(47,976,865)	(466,556)
Advances for vessel purchases	(4,720,000)	—
Purchase of scrubbers and ballast water systems	(754,966)	(18,087,278)
Proceeds from hull and machinery insurance claims	75,000	3,569,901
Purchase of other fixed assets	(7,777)	(37,659)
Net cash used in investing activities	(53,384,608)	(15,021,592)

Cash flows from financing activities:
Repayment of term loan under New Ultraco Debt Facility	(7,811,074)	(5,813,671)
Repayment of revolver loan under Super Senior Facility	(15,000,000)	—
Proceeds from revolver loan under New Ultraco Debt Facility	55,000,000	45,000,000
Proceeds from revolver loan under Super Senior Facility	—	2,500,000
Cash used to settle net share equity awards	(811,456)	(1,161,301)
Equity offerings issuance costs	(291,830)	—
Financing costs paid to lenders	(170,000)	—
Other financing costs	—	13,819
Net cash provided by financing activities	30,915,640	40,538,847
Net (decrease)/increase in cash, cash equivalents and restricted cash	(8,135,762)	13,092,443
Cash, cash equivalents and restricted cash at beginning of period	88,848,771	59,130,285
Cash, cash equivalents and restricted cash at end of period	$80,713,009	$72,222,728

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$4,319,726	$5,211,746
Accruals for vessel purchases and vessel improvements included in Other accrued liabilities	$244,026	$—
Accruals for scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$3,152,936	$8,669,169
Accruals for debt issuance costs included in Other accrued liabilities	$250,000	$—

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
As of March 31, 2021, the Company owned and operated a modern fleet of 48 oceangoing vessels, including 25 Supramax and 23 Ultramax vessels with a combined carrying capacity of 2,877,107 deadweight tonnage ("dwt") and an average age of approximately 8.8 years. Additionally, the Company charters-in three Ultramax vessels on a long term basis with remaining lease terms of less than one year and also charters-in vessels on a short term basis for a period less than one year.
For the three months ended March 31, 2021 and 2020, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 12, 2021.
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
Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company's issued and outstanding shares of common stock, par value $0.01 per share, as previously approved by our Board of Directors (the "Board of Directors") and our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and the number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references herein to common stock and per share data relating to periods prior to the Reverse Stock Split that are presented in these condensed consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the Reverse Stock Split.

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

Time charter-out contracts

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

    The adoption of ASC 842 did not materially impact our accounting for time charter-out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of Revenues, net in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020.

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

    The Company had time charter-in contracts for three Ultramax vessels which are greater than 12 months as of the date of adoption of ASC 842. A brief description of each of these contracts is below:

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
    (iii) On December 9, 2018, the Company entered into an agreement to charter-in a 62,487 dwt 2016 built Ultramax vessel for two years. The hire rate for the vessel until March 2020 was $14,250 per day and $15,250 per day thereafter. The Company took delivery of the vessel in the fourth quarter of 2018. On December 25, 2019, the Company renegotiated the lease terms for another year at a hire rate of $11,600 per day. The Company accounted for this as a lease modification on December 25, 2019 and increased its lease liability and right-of-use asset on its consolidated balance sheet as of December 31, 2019 by $4.5 million. During the first quarter of 2021, the Company decided to extend the lease term to its maximum redelivery date allowed under the charter party. Therefore, the lease liability and the corresponding right-of-use asset as of March 31, 2021 have been increased by $1.0 million to reflect the change in lease term from minimum redelivery date to maximum redelivery date allowed under the charter party. On May 4, 2021, the Company declared its option to extend the charter for another year till July 31, 2022 at a hire rate of $12,600 per day. The Company will update the lease liability and the corresponding right-of-use asset for the option period in its Condensed Consolidated Balance Sheet as of June 30, 2021.
Office leases

    On October 15, 2015, the Company entered into a commercial lease agreement as a sublessee for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by cash collateral of $0.1 million which is recorded as Restricted cash - noncurrent in the accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. In November 2018, the Company entered into an office lease agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. The Company determined the two office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020.
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

Operating lease right-of-use assets and lease liabilities as of March 31, 2021 and December 31, 2020 are as follows:

Description	Location in Balance Sheet	March 31, 2021 (1)	December 31, 2020 (1)
Noncurrent assets:
Chartered-in contracts greater than 12 months	Operating lease right-of-use assets	$4,285,619	$6,207,253
Office leases	Operating lease right-of-use assets	1,168,510	1,333,618
Operating lease right-of-use assets		$5,454,129	$7,540,871

Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$4,830,837	$6,974,943
Office leases	Current portion of operating lease liabilities	584,541	640,428
Lease liabilities - current portion		$5,415,378	$7,615,371

Office leases	Noncurrent portion of operating lease liabilities	$577,200	$686,422
Lease liabilities - noncurrent portion		$577,200	$686,422

(1) The Operating lease right-of-use assets and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 2.81% to 6.08%. The weighted average discount rate used to calculate the lease liability was 5.08%.

The table below presents the components of the Company’s lease expenses and sublease income on a gross basis earned from chartered-in contracts greater than 12 months for the three months ended March 31, 2021 and 2020.

		Three Months Ended
Description	Location in Statement of Operations	March 31, 2021	March 31, 2020
Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$5,486,764	$2,748,414
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	2,993,456	3,292,525
	Total charter hire expenses	$8,480,220	$6,040,939

Lease expense for office leases	General and administrative expenses	184,006	181,412

Sublease income from chartered-in contracts greater than 12 months *	Revenues, net	$1,145,791	$3,997,224

* The sublease income represents only time charter revenue earned on the chartered-in contracts with terms more than 12 months. There is additional revenue earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020.

The cash paid for operating leases with terms greater than 12 months is $3.4 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively.

On December 22, 2020, the Company entered into an agreement to lease a Japanese-built Supramax scrubber-fitted vessel for a minimum period of 12 months and maximum period of 15 months with an option to extend to a minimum period of

11 months and maximum period of 13 months. The fixed hire rate for the initial period is $5,900 per day plus 57% of BSI 58 average of 10 TC routes published by the Baltic Exchange each business day. The fixed hire during the optional period increases to $6,500 per day plus 57% of BSI 58 average of 10TC routes. The vessel is expected to be delivered in July 2021.

The weighted average remaining lease term on our operating lease contracts greater than 12 months is 8.7 months.

The table below provides the total amount of remaining lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of March 31, 2021:

Year	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases

Discount rate upon adoption	5.37%	5.80%	5.48%

Nine months ending December 31, 2021	$4,875,296	$516,249	$5,391,545
2022	—	483,048	483,048
2023	—	244,878	244,878
	$4,875,296	$1,244,175	$6,119,471

Present value of lease liability

Lease liabilities - short term	$4,830,837	$584,541	$5,415,378
Lease liabilities - long term	—	577,200	577,200
Total lease liabilities	$4,830,837	$1,161,741	$5,992,578

Discount based on incremental borrowing rate	$44,459	$82,434	$126,893

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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three months ended March 31, 2021 and 2020 was $3.9 million and $1.9 million, respectively.

The following table shows the revenues earned from time charters and voyage charters for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020

Time charters	$29,240,537	$27,830,475
Voyage charters	67,331,631	46,547,844
	$96,572,168	$74,378,319

Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of March 31, 2021, the Company recognized $0.5 million of deferred costs which represents bunker expenses and charter-hire expenses incurred prior to commencement of loading. These costs are recorded in Other current assets on the Condensed Consolidated Balance Sheet.
Financial Instruments - Credit Losses
On January 1, 2020, the Company adopted ASC 2016-13, "Financial Instruments - Credit Losses" ("ASC 326"). The adoption of ASC 326 primarily impacted our trade receivables recorded on our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the three months ended March 31, 2021, our assessment considered estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $2.1 million as of March 31, 2021 and $2.4 million as of December 31, 2020.

Note 3. Vessels
Vessel and Vessel Improvements
    As of March 31, 2021, the Company’s owned operating fleet consisted of 48 drybulk vessels.
During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase three high specification scrubber-fitted Ultramax bulkcarriers for a total purchase price of $50.2 million excluding direct expenses of acquisition. The Company took delivery of the vessels during the first quarter of 2021.
During the first quarter of 2021, the Company entered into another series of memorandum of agreements to purchase four vessels. The first vessel is a high-specification scrubber-fitted Ultramax bulkcarrier that was purchased for a total purchase price of $15.0 million and warrant for 212,315 common shares of the Company. The remaining three vessels are 2011-built Crown-58 Supramax bulkcarriers that were purchased for a total purchase price of $21.2 million and warrants for 329,583 common shares of the Company. Common shares are issuable upon exercise of warrants on a pro-rata basis in connection with each vessel delivery. The warrants would be measured at fair value on the date of the memorandum of agreement and recorded as

Vessel and vessel improvements on the condensed consolidated balance sheet when the Company takes delivery of the vessels. The fair value of the warrants for the total of 541,898 common shares is approximately $10.7 million. The above mentioned prices exclude direct expenses of acquisition. The Company paid and recorded $4.7 million on the above mentioned vessels as Advances for vessel purchases in the Condensed Consolidated Balance Sheet as of March 31, 2021. One of the vessels was delivered on April 12, 2021, and the remaining vessels are expected to be delivered during the second quarter of 2021.
During the third quarter of 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on 39 of our owned vessels. The projected cost, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installations during scheduled drydockings. The Company completed installation of BWTS on 15 vessels and recorded $7.2 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheet as of March 31, 2021. Additionally, the Company recorded $2.9 million as advances paid towards installation of BWTS on the remaining vessels as a Noncurrent asset in its Condensed Consolidated Balance Sheet as of March 31, 2021.
The Vessels and vessel improvements activity for the three months ended March 31, 2021 is below:

Vessels and vessel improvements, at December 31, 2020	$810,713,959
Purchase of vessels and vessel improvements	48,220,891
Advance paid for vessel purchase as of December 31, 2020	3,250,000
Scrubbers and BWTS	147,276
Depreciation expense	(10,437,187)
Vessels and vessel improvements, at March 31, 2021	$851,894,939

Note 4. Debt

	March 31, 2021	December 31, 2020
Convertible Bond Debt	$114,120,000	$114,120,000
Debt discount and debt issuance costs - Convertible Bond Debt	(16,434,455)	(17,459,515)
Convertible Bond Debt, net of debt discount and debt issuance costs	97,685,545	96,660,485
Norwegian Bond Debt	180,000,000	180,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(2,359,871)	(2,709,770)
Less: Current portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	169,640,129	169,290,230
New Ultraco Debt Facility	158,618,519	166,429,594
Revolver loan under New Ultraco Debt Facility	55,000,000	—
Debt discount and Debt issuance costs - New Ultraco Debt Facility	(2,852,132)	(3,101,348)
Less: Current portion - New Ultraco Debt Facility	(31,244,297)	(31,244,297)
New Ultraco Debt Facility, net of debt discount and debt issuance costs	179,522,090	132,083,949
Super Senior Facility	—	15,000,000
Debt issuance costs - Super Senior Facility	—	(103,643)
Super Senior Facility, net of debt discount and debt issuance costs	—	14,896,357
Total long-term debt	$446,847,764	$412,931,021

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

Share Lending Agreement

    In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the "Share Lending Agreement") to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, LP, one of the Company’s shareholders. The number of shares under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of March 31, 2021, the fair value of the 0.5 million outstanding loaned shares was $18.5 million based on the closing price of the common stock on March 31, 2021. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

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

New Ultraco Debt Facility

    On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a senior secured credit facility, (the "New Ultraco Debt Facility"), which provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million, which was fully drawn as of March 31, 2021. Subject to certain conditions set forth in the New Ultraco Debt Facility, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

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

On April 20, 2020, Ultraco, the Company, and certain initial and additional guarantors entered into a second amendment to the New Ultraco Debt Facility (the "Second Amendment") to provide for certain amendments to definitions of consolidated interest coverage ratio and consolidated earnings before interest, taxes and depreciation and amortization ("EBITDA"). The amendment provides that the calculation interest coverage ratio does not include amortization of debt discount, debt issuance costs and non-cash interest income. The definition of EBITDA has been updated to exclude stock based compensation from net income/(loss).

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

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco (as defined below) and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary, to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the New Ultraco Debt Facility requires the Company, on a consolidated basis, excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The New Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Guarantors. The Company was in compliance with its financial covenants under the New Ultraco Debt Facility as of March 31, 2021.

Norwegian Bond Debt

On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200,000,000 in aggregate principal amount of 8.25% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"). After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds were approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding, including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction. Interest on the Bonds accrues at a rate of 8.25% per annum and the Bonds will mature on November 28, 2022. The Norwegian Bond Debt is guaranteed by the Issuer's subsidiaries and secured by mortgages over 20 vessels (the "Shipco Vessels"), pledges of the equity of the Issuer and its subsidiaries and certain assignments.

The Issuer may redeem some or all of the outstanding Bonds on the terms and conditions and prices set forth in the bond terms. Upon a change of control of the Company, each holder of the Bonds has the right to require that the Issuer purchase all or some of the Bonds held by such holder at a price equal to 101% of the nominal amount, plus accrued interest.

The bond terms contain certain financial covenants that the Issuer’s leverage ratio, defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels, must not exceed 75%, and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Shipco was in compliance with its financial covenants under the bond terms as of March 31, 2021.

    During the year ended December 31, 2020, the Company sold five vessels, Goldeneye, Skua, Osprey, Hawk and Shrike for combined net proceeds of $23.2 million. During the years ended December 31, 2019 and 2018, the Company sold five vessels, Kestrel, Thrasher, Condor, Merlin and Thrush for combined net proceeds of $40.4 million. Pursuant to the bond terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco and for partial funding of scrubbers. As a result, the Company recorded the proceeds from the sale of these vessels as Restricted cash - current in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. The proceeds were used to purchase two Ultramax vessels for $36.1 million and partial financing of scrubbers for $23.6 million.

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

As of March 31, 2021, the availability under the Super Senior Facility was $15.0 million.

The outstanding borrowings under the Super Senior Facility bear interest at LIBOR plus 2.00% per annum and commitment fees of 40% of the applicable margin on the undrawn portion of the facility. For each loan that is requested under the Super Senior Facility, Shipco must repay such loan along with accrued interest on the last day of each interest period relating to the loan.

Shipco’s obligations under the Super Senior Facility are guaranteed by the limited liability companies that are subsidiaries of Shipco and the legal and beneficial owners of 20 vessels in the Company’s fleet (the “Eagle Shipco Vessel Owners”), and are secured by, among other things, mortgages over such vessels. The Super Senior Facility ranks super senior to the Bonds with respect to any proceeds from any enforcement action relating to security or guarantees for both the Super Senior Facility and the Bonds.

    The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, limit Shipco’s and its subsidiaries’ ability to, among other things, do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. Shipco was in compliance with its financial covenants under the Super Senior Facility as of

March 31, 2021.

    The Super Senior Facility also contains certain customary events of default customary to the transactions of this type.

Holdco RCF Credit Agreement

On March 26, 2021, Eagle Bulk Holdco LLC (“Holdco”), a wholly-owned subsidiary of Eagle Bulk Shipping Inc. (the "Company"), entered into a Credit Agreement (as the same may be amended or supplemented from time to time, the “ Holdco RCF Credit Agreement”) made by and among (i) Holdco, as borrower, (ii) the Company and certain wholly-owned vessel-owning subsidiaries of Holdco, as joint and several guarantors, (iii) the banks and financial institutions named therein as lenders (together with their successors and assigns, the “RCF Lenders”), (iv) Crédit Agricole Corporate and Investment Bank and Nordea Bank ABP, New York Branch, as mandated lead arrangers, (v) Crédit Agricole Corporate and Investment Bank, as arranger and (vi) Crédit Agricole Corporate and Investment Bank, as facility agent and security trustee for the RCF Lenders. Pursant to the Holdco RCF Agreement, the RCF lenders agreed to make available an aggregate principal amount of up to the lesser of (a) $35,000,000 and (b) 65% of the Fair Market Value of the Initial Vessels (as defined below). Borrowings under the Holdco RCF Credit Agreement bear interest at a rate of 2.4% plus LIBOR for the relevant interest period.

As of March 31, 2021, the availability under the Holdco RCF Credit Agreement was $24.0 million which would increase to $35.0 million when the Company takes delivery of M/V Rotterdam Eagle during the second quarter of 2021.

Borrowings under the Holdco RCF Credit Agreement are secured by two Ultramaxes already owned by the Company, the M/V Helsinki Eagle and the M/V Stockholm Eagle and one Ultramax to be delivered to the Company, the M/V Rotterdam Eagle (collectively, the “Initial Vessels”). A fee of $0.2 million was paid to the Holdco RCF Lenders.

The maturity date for the Holdco RCF Credit Agreement is December 31, 2021 on which day the aggregate principal outstanding amount of all loans outstanding should be paid in full.

The Holdco RCF Credit Agreement includes affirmative and negative covenants and events of default that are customary for transactions of this kind. Additionally, the Holdco RCF Credit Agreement includes a minimum consolidated liquidity covenant that requires the Company on a consolidated basis (but excluding Shipco and its subsidiaries (the “Restricted Subsidiaries”)) to maintain cash equivalents in an amount not less than the greater of (i) $600,000 per vessel owned directly or indirectly by the Company and its subsidiaries and (ii) 7.5% of the consolidated total debt of the Company. The Holdco RCF Credit Agreement also requires the Company, on a consolidated basis (but excluding the Restricted Subsidiaries) to maintain, at all times, the ratio of its minimum value adjusted tangible equity of total assets of not less than 0.30 to 1. Finally, the Holdco RCF Credit Agreement requires the Company, on a consolidated basis (but excluding the Restricted Subsidiaries) to maintain, at all times, positive working capital. The Company was in compliance with its financial covenants under the Holdco RCF Credit Agreement as of March 31, 2021.

Interest Rates

2021

For the three months ended March 31, 2021, the interest rate on the Convertible Bond Debt was 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 10.14%.

For the three months ended March 31, 2021, the interest rate on the New Ultraco Debt Facility ranged from 2.62% to 2.72%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.22%.

For the three months ended March 31, 2021, the interest rate on our outstanding debt under the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 8.84%.

For the three months ended March 31, 2021, the interest rate on our outstanding debt under the Super Senior Facility was 2.24%. The weighted average effective interest rate including the amortization of debt issuance costs for this period was 2.58%. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

2020

For the three months ended March 31, 2020, the interest rate on the Convertible Bond Debt was 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 10.14%.

For the three months ended March 31, 2020, the interest rate on the New Ultraco Debt Facility ranged from 3.39% to 4.68% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 5.52%.

For the three months ended March 31, 2020, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 8.91%.

    For the three months ended March 31, 2020, the interest rate on our outstanding debt under the Super Senior Facility was 2.90%. The weighted average effective interest rate including the amortization of debt issuance costs for this period was 3.00%. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

The following table summarizes the Company’s total interest expense for:

	Three Months Ended
	March 31, 2021	March 31, 2020
Convertible Bond Debt interest	$1,426,500	$1,426,450
New Ultraco Debt Facility interest	1,464,902	2,227,946
Norwegian Bond Debt interest	3,630,000	3,880,108
Super Senior Facility interest	29,818	—
Amortization of debt discount and debt issuance costs	1,628,784	1,503,866
Commitment fees on revolving credit facilities	71,417	153,445
Total Interest expense	$8,251,421	$9,191,815

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations as of March 31, 2021, which excludes any additional debt incurred under various debt facilities subsequent to March 31, 2021:

	Norwegian Bond Debt	New Ultraco Debt Facility	Convertible Bond Debt	Total
Nine months ending December 31, 2021	$8,000,000	$23,433,222	$—	$31,433,222
2022	172,000,000	31,244,297	—	203,244,297
2023	—	31,244,297	—	31,244,297
2024	—	127,696,703	114,120,000	241,816,703
	$180,000,000	$213,618,519	$114,120,000	$507,738,519

Note 5. Derivative Instruments
Interest rate swaps
During 2020, the Company entered into a series of interest rate swap agreements ("IRS") to effectively convert a portion of its debt under the New Ultraco Debt Facility excluding any amounts outstanding under the revolving credit facility from a floating to a fixed-rate basis. The IRS was designated and qualified as a cash flow hedge. The Company uses the IRS for the management of interest rate risk exposure, as the IRS effectively converts a portion of the Company’s debt from a floating to a fixed rate. The IRS is an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the IRS and the prevailing market interest rates. The Company may terminate the IRS prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.
Tabular disclosure of derivatives location
The following table summarizes the interest rate swaps in place as of March 31, 2021 and December 31, 2020.

Interest Rate Swap detail				Notional Amount outstanding
Trade date	Fixed rate	Start date	End date	March 31, 2021	December 31, 2020

March 31, 2020	0.64%	July 27, 2020	January 26, 2024	$68,803,009	$72,452,297
April 15, 2020	0.58%	July 27, 2020	January 26, 2024	34,401,505	36,226,149
June 25, 2020	0.50%	July 27, 2020	January 26, 2024	55,414,005	57,751,148
				$158,618,519	$166,429,594
Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive loss. The estimated loss that is currently recorded in Accumulated other comprehensive loss as of March 31, 2021 that is expected to be reclassified into the earnings within the next twelve months is $0.5 million. No portion of the cash flow hedges was ineffective during the three months ended March 31, 2021.
The effect of derivative instruments on the Statement of Operations for the three months ended March 31, 2021 and 2020 is below:

Derivatives designated as hedging instruments	Location of loss in Statements of Operations	Effective portion of loss reclassified from Accumulated other comprehensive income/(loss)
		Three Months Ended
		March 31, 2021	March 31, 2020

Interest rate swaps	Interest expense	$145,221	$—

The following table shows the interest rate swap asset and liabilities as of March 31, 2021 and December 31, 2020:

Derivatives designated as hedging instruments	Balance Sheet location	March 31, 2021	December 31, 2020

Interest rate swap	Fair value of derivatives - current/Current liabilities	$427,316	$481,791

Interest rate swap	Fair value of derivatives - noncurrent/Noncurrent liabilities	$131,383	$650,607

Interest rate swap	Fair value of derivatives asset - noncurrent/Noncurrent assets	$26,185	$—

Forward freight agreements and bunker swaps
The Company trades in forward freight agreements (“FFAs”) and bunker swaps, with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains are recognized as a component of Other expense, net in the condensed consolidated statement of operations and Other current assets and Fair value of derivatives in the condensed consolidated balance Sheets. Derivatives are considered to be Level 2 instruments in the fair value hierarchy. For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties.

As of March 31, 2021, the Company has International Swaps and Derivatives Association ("ISDA") agreements with two applicable banks and financial institutions, which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties. As of March 31, 2021, no collateral had been received or pledged related to these derivative instruments.

As of March 31, 2021, the Company had outstanding bunker swap agreements to purchase 22,220 metric tons of high and low sulfur fuel oil with prices ranging between $251 and $525 that are expiring at December 31, 2021. As of March 31, 2021, the Company had an outstanding bunker swap agreement to purchase 360 metric tons of high sulfur fuel oil at a price of $272 that is expiring in 2022. The volume represents less than 10% of our estimated consumption on our fleet for the year.

As of March 31, 2021, the Company entered into FFAs for 2,835 days covering the time period of April to December 2021 (between 15 and 30 days per month), expiring at the end of each calendar month during 2021. The FFA contract prices range from $11,500 to $21,800 per day. The Company will realize a gain or loss on these FFAs based on the price differential between the average daily Baltic Supramax Index ("BSI") rate and the FFA contract price. The gains or losses are recorded in Other expense, net in the condensed consolidated statement of operations.

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Balance Sheets is as follows:

		For the Three Months Ended
Derivatives not designated as hedging instruments	Location of (gain)/loss in Statements of Operations	March 31, 2021	March 31, 2020
FFAs - realized loss/(gain)	Realized and unrealized loss/(gain) on derivative instruments, net	$1,966,116	$(179,505)
FFAs - unrealized gain	Realized and unrealized loss/(gain) on derivative instruments, net	(277,357)	(1,440,676)
Bunker swaps - realized gain	Realized and unrealized loss/(gain) on derivative instruments, net	(752,965)	(576,464)
Bunker swaps - unrealized gain	Realized and unrealized loss/(gain) on derivative instruments, net	(225,878)	(5,665,196)
Total		$709,916	$(7,861,841)

Derivatives not designated as hedging instruments	Balance Sheet location	March 31, 2021	December 31, 2020
FFAs - Unrealized gain	Other current assets	$1,400,466	$—
FFAs - Unrealized loss	Fair value of derivatives - current/Current liabilities	901,530	—
Bunker swaps - Unrealized gain	Other current assets	578,277	352,399

Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreements executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of March 31, 2021 and December 31, 2020, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $4.6 million and $0.1 million, respectively, which is recorded within Other current assets in the Condensed Consolidated Balance Sheets.

6. Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the Condensed Consolidated Balance Sheets for interest-bearing deposits approximate their fair value due to the short-term nature thereof.
Debt—the carrying values approximates fair values for bonds issued under the Norwegian Bond Debt and the Convertible Bond Debt, which are traded on the Oslo Stock Exchange and NASDAQ, respectively. The carrying amounts of our term loan and revolver loan under the New Ultraco Debt Facility approximate their fair value, due to their variable interest rates.
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

    Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

March 31, 2021

		Fair Value
	Carrying Value (5)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$80,713,009	$80,713,009	$—
Liabilities
Norwegian Bond Debt (2)	180,000,000	—	185,850,000
New Ultraco Debt Facility (3)	213,618,519	—	213,618,519
Convertible Bond Debt (4)	114,120,000	—	136,373,400

December 31, 2020

		Fair Value
	Carrying Value (5)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$88,848,771	$88,848,771	$—
Liabilities
Norwegian Bond Debt (2)	180,000,000	—	173,250,000
New Ultraco Debt Facility (3)	166,429,594	—	166,429,594
Super Senior Facility (3)	15,000,000	—	15,000,000
Convertible Bond Debt (4)	114,120,000	—	92,748,748

(1) Includes restricted cash (current and noncurrent) of $4.5 million at March 31, 2021 and $18.9 million at December 31, 2020.
(2) The fair value of the bond is based on the last trades on March 3, 2021 and December 14, 2020 on Bloomberg.com.
(3) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on March 31, 2021.
(4) The fair value of the Convertible Bond Debt is based on the last trade on March 10, 2021 and December 21, 2020 on Bloomberg.com.
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
In March 2021, the U.S. government began investigating an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is in its early stages and is ongoing, and, although at this time we do not believe that this matter will have a material impact on our company, our financial condition or results of operations, we cannot determine what penalties, if any, will be imposed. We have posted a surety bond as security for any fines or penalties that may be issued, and the Company is cooperating fully with the U.S. government in its investigation of this matter. For the three months ended March 31, 2021, the Company incurred and recorded $1.0 million as Other operating expense relating to this incident, which include legal fees, surety bond expenses, vessel offhire, crew changes and travel costs.

Note 8. Net income/(loss) per Common Share
The computation of basic net income/(loss) per share is based on the weighted average number of common stock outstanding for the three months ended March 31, 2021 and 2020. Diluted net income/(loss) per share gives effect to restricted stock awards and stock options using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share as of March 31, 2021 does not include 325,591 stock options and 21,718 warrants, as their effect was anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of the Basic net income per share for the three months ended March 31, 2021. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and did not include the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted income per share for the three months ended March 31, 2021 as their effect was anti-dilutive. Diluted net loss per share as of March 31, 2020 does not include 175,294 stock awards, 326,024 stock options and 21,752 warrants, as their effect was anti-dilutive.

The following table summarizes the calculation of basic and diluted loss per share:

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income/(loss)	$9,849,310	$(3,527,759)
Weighted Average Shares - Basic *	11,729,492	10,267,022
Dilutive effect of stock options and restricted stock units	15,076	—
Weighted Average Shares - Diluted *	11,744,568	10,267,022
Basic income/(loss) per share *	$0.84	$(0.34)
Diluted income/(loss) per share *	$0.84	$(0.34)

*Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020. See Note 1.

Note 9. Stock Incentive Plans
On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 764,087 shares of common stock adjusted for the Reverse Stock Split, which may be issued under the 2016 Plan. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2021 at the fair market value equivalent to the maximum statutory withholding obligation and remitted that amount in cash to the appropriate taxation authorities. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 357,142 shares to a maximum of 1,121,229 shares of common stock.
On February 19, 2021, the Company granted 92,327 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on February 19, 2021 was $2.8 million. The shares will vest in equal installments over a three-year term. Additionally, the Company granted 3,506 shares of common stock to its board of directors. The fair value of the grant based on the closing share price of February 19, 2021 was $0.1 million. The shares vested immediately. The amortization of the above grants is $0.5 million for the three months ended March 31, 2021, which is included in General and administrative expenses in the Condensed Consolidated Statements of Operations.
As of March 31, 2021 and December 31, 2020, stock awards covering a total of 197,567 and 218,013 shares of the Company’s common stock, respectively, are outstanding under the 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in General and administrative expenses the fair value of non-vested stock awards at the grant date.
As of March 31, 2021 and December 31, 2020, vested options covering 325,591 and 312,591 shares of the Company’s common stock, respectively, are outstanding with exercise prices ranging from $29.96 to $38.92 per share.
As of March 31, 2021 there were no unvested options outstanding. As of December 31, 2020, there were 13,000 unvested options outstanding. All options expire within five years from the effective date.
    Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	Three Months Ended
	March 31, 2021	March 31, 2020
Stock awards/Stock Option Plans	$871,943	$836,200

The future compensation to be recognized for all the grants for the nine months ending December 31, 2021, and the years ending December 31, 2022 and 2023 will be $1.9 million, $1.0 million and $0.3 million, respectively.

Note 10. Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019

Cash and cash equivalents	$76,191,832	$69,927,594	$69,229,926	$53,583,898

Restricted cash - current *	4,446,177	18,846,177	2,917,885	5,471,470
Restricted cash - noncurrent *	75,000	75,000	74,917	74,917
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$80,713,009	$88,848,771	$72,222,728	$59,130,285

*Amounts included in restricted cash represent the letter of credit on our office leases and the cash required to be set aside by the Norwegian Bond Debt, as defined in Note 4 Debt above. The restriction lapsed when the funds were used for the purchase of two Ultramax vessels or the installation of scrubbers.

Note 11. Subsequent Events

On April 5, 2021, Ultraco entered into an Agency Resignation and Appointment Agreement pursuant to which Crédit Agricole Corporate and Investment Bank was appointed as facility agent and security trustee under the New Ultraco Debt Facility and ABN AMRO Capital USA LLC resigned its role as facility agent and security trustee. Additionally, the commitments under the existing term loan facility under the Ultraco Debt Facility is increased by an amount equal to the lesser of (i) $16,500,000 and (ii) 50% of the aggregate fair market value of any Additional Vessel (as defined under the Ultraco Debt Facility) and in any case in a maximum borrowed amount of $5,500,000 per Additional Vessel. The incremental commitments will be secured by acquisitions of M/V Sankaty Eagle, M/V Newport Eagle and M/V Montauk Eagle.

Pursuant to the above, the Company borrowed $5.5 million in connection with the delivery of Sankaty Eagle on April 12, 2021. Additionally, the Company issued 109,861 common shares to the seller of Sankaty Eagle upon exercise of a warrant issued in connection with the purchase of the vessel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2021 and 2020. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2020, which were included in our Form 10-K, filed with the SEC on March 12, 2021. For further discussion regarding our results of operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services, and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of March 31, 2021, we owned and operated a modern fleet of 48 Supramax/Ultramax dry bulk vessels. We chartered-in three Ultramax vessels which have a remaining lease terms of less than one year. In addition, the Company charters in third-party vessels on a short to medium term basis.
Our owned fleet totals 48 vessels, with an aggregate carrying capacity of 2,877,107 dwt and an average age of 8.8 years as of March 31, 2021.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of March 31, 2021:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Apr 2021	Voyage

Canary	2009	57,809	Apr 2021	$20,750

Cape Town Eagle	2015	63,707	Jun 2021	$14,700

Cardinal	2004	55,362	May 2021	Voyage

Copenhagen Eagle	2015	63,495	May 2021	Voyage

Crane	2010	57,809	Apr 2021	$22,500

Crested Eagle	2009	55,989	Apr 2021	Voyage

Crowned Eagle	2008	55,940	May 2021	$14,000

Dublin Eagle	2015	63,549	Apr 2021	$17,000

Egret Bulker	2010	57,809	Apr 2021	Voyage

Fairfield Eagle	2013	63,301	Jul 2021	$26,500

Gannet Bulker	2010	57,809	Apr 2021	$33,000

Golden Eagle	2010	55,989	Apr 2021	Voyage

Grebe Bulker	2010	57,809	May 2021	$45,000

Greenwich Eagle	2013	63,301	May 2021	Voyage

Groton Eagle	2013	63,301	Apr 2021	$2,002	(1)

Hamburg Eagle	2014	63,334	Apr 2021	$37,500

Helsinki Eagle	2015	63,605	May 2021	Voyage

Hong Kong Eagle	2016	63,472	Apr 2021	Voyage

Ibis Bulker	2010	57,809	Apr 2021	Voyage

Imperial Eagle	2010	55,989	Apr 2021	Voyage

Jaeger	2004	52,483	May 2021	$17,000

Jay	2010	57,809	Apr 2021	$29,000

Kingfisher	2010	57,809	Apr 2021	Voyage

Madison Eagle	2013	63,301	Apr 2021	Voyage

Martin	2010	57,809	Apr 2021	$20,500

Mystic Eagle	2013	63,301	Apr 2021	Voyage

New London Eagle	2015	63,140	May 2021	$20,500

Nighthawk	2011	57,809	Mar 2022	$16,250

Oriole	2011	57,809	May 2021	Voyage

Oslo Eagle	2015	63,655	Apr 2021	Voyage

Owl	2011	57,809	Apr 2021	Voyage

Petrel Bulker	2011	57,809	Apr 2021	$7,500	(2)

Puffin Bulker	2011	57,809	Apr 2021	Voyage

Roadrunner Bulker	2011	57,809	May 2021	$22,000

Rowayton Eagle	2013	63,301	May 2021	Voyage

Sandpiper Bulker	2011	57,809	Jun 2021	Voyage

Santos Eagle	2015	63,537	May 2021	$17,000

Shanghai Eagle	2016	63,438	Apr 2021	$15,000	(3)

Singapore Eagle	2017	63,386	May 2021	$3,400	(4)

Southport Eagle	2013	63,301	May 2021	$2,601	(5)

Stamford Eagle	2016	61,530	Apr 2021	$5,500	(6)

Stellar Eagle	2009	55,989	Apr 2021	Voyage

Stockholm Eagle	2016	63,275	Apr 2021	Voyage

Stonington Eagle	2012	63,301	May 2021	Voyage

Sydney Eagle	2015	63,529	Jun 2021	$14,500

Tern	2003	50,209	May 2021	Voyage

Westport Eagle	2015	63,344	May 2021	$11,000
(1)The vessel is contracted to continue the existing time charter at an increased daily rate of $11,000 after March 31, 2021.
(2)The vessel is contracted to continue the existing time charter at an increased daily rate of $13,500 after April 13, 2021.
(3)The vessel is contracted to continue the existing time charter at an increased daily rate of $17,800 after April 22, 2021.
(4)The vessel is contracted to continue the existing time charter at an increased daily rate of $13,000 after April 17, 2021.
(5)The vessel is contracted to continue the existing time charter at an increased daily rate of $11,000 after April 16, 2021.
(6)The vessel is contracted to continue the existing time charter at an increased daily rate of $13,000 after April 9, 2021.

Business Outlook

COVID-19

In March 2020, the World Health Organization (the “WHO”) declared COVID-19, to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments have implemented measures such as social distancing, mask mandates, travel restrictions, COVID testing guidelines, quarantine regulations etc. All the above measures taken to slow the spread of COVID-19 have led to a significant slowdown in the worldwide economic activity and decline in demand for drybulk cargoes. This has contributed to lower charter rates and shipping revenues for the year ended December 31, 2020.

During the first quarter of 2021, freight markets saw a strong rebound as demand for commodities recovered. The gross BSI averaged $16,363/day during the first quarter of 2021, up 52% as compared to the fourth quarter of 2020. The first quarter financial results were not materially impacted by COVID-19 as we saw an increase in shipping revenues and resulting improvement in the profitability. However, our vessels experienced some delays in drydocking as well as an increase in related drydocking costs. Our vessel operating expenses specifically crew change costs continue to be impacted by COVID-19. The charter hire rates for the second quarter are trending higher with the forward curve showing rates of $22,150/day.

However, the economic activity levels as well as the demand for dry bulk cargoes is still dependent on the duration and impact of COVID-19 as demonstrated by the sudden increase in COVID-19 infections in India and resulting lockdowns. This impact is also dependent upon the availability and effectiveness of vaccines on a widespread basis and the impact of any mutations of the virus.

We have instituted measures to reduce the risk of spread of COVID-19 for our crew members on our vessels as well as our onshore offices in Stamford, Connecticut, Singapore, and Copenhagen. However, if the COVID-19 pandemic continues to impact the global economy on a prolonged basis, or if the vaccine is not available on a widespread basis, the rate environment in the drybulk market and our vessel values may deteriorate and our operations and cash flows may be negatively impacted as well as our ability to meet the debt covenants under our existing debt facilities.

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
Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. As the discussion and analysis of our financial condition and results of operations are based upon our interim unaudited condensed consolidated financial statements, they do not include all of the information on critical accounting policies normally included in consolidated financial statements. Accordingly, a detailed description of these critical accounting policies should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021. There have been no material changes from the “Critical Accounting Policies” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations for the three months ended March 31, 2021:
Fleet Data
    We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended
	March 31, 2021	March 31, 2020
Ownership Days	4,199	4,550
Chartered-in Days	658	604
Available Days	4,648	4,871
Operating Days	4,622	4,831
Fleet Utilization (%)	99.4%	99.2%

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
•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys and other reasons which prevent the vessel from performing under the relevant charter party such as surveys, medical events, stowaway disembarkation, etc. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the three months ended March 31, 2021, the Company completed drydock for four vessels.
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

The following table represents Net charter hire income (a non-GAAP measure) for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenues, net	$96,572,168	$74,378,319
Less: Voyage expenses	26,614,919	26,564,358
Less: Charter hire expenses	8,480,220	6,040,939
Net charter hire income	$61,477,029	$41,773,022

% Net charter hire income from
Time charters	46%	53%
Voyage charters	54%	47%

Net income/(loss)
For the three months ended March 31, 2021, the Company reported a net income of $9.8 million, or basic and diluted income of $0.84 per share. In the comparable quarter of 2020, the Company reported a net loss of $3.5 million, or basic and diluted loss of $0.34 per share.
Revenues
    Our revenues are derived from time and voyage charters. Net time and voyage charter revenues for the three months ended March 31, 2021 were $96.6 million compared with $74.4 million recorded in the comparable quarter in 2020. The increase in revenues was primarily attributable to higher charter rates as a result of the market recovery with increase in demand for drybulk products offset by a decrease in available days due to the sale of five vessels in the second half of 2020, which was partially offset by the acquisition of three Ultramax vessels in the first quarter of 2021.
Voyage expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel owner's account. Voyage expenses for the three months ended March 31, 2021 and 2020 were $26.6 million and $26.6 million, respectively.

Vessel operating expenses
Vessel operating expenses for the three months ended March 31, 2021 were $21.5 million compared to $23.7 million in the comparable quarter in 2020. The decrease in vessel operating expenses was primarily attributable to a decrease in ownership days after the sale of five Supramax vessels in the second half of 2020, offset by the acquisition of three Ultramax vessels in the first quarter of 2021. The ownership days for the three months ended March 31, 2021 and 2020 were 4,199 and 4,550, respectively.
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

Charter hire expenses
The charter hire expenses for the three months ended March 31, 2021 were $8.5 million compared to $6.0 million in the comparable quarter in 2020. The increase in charter hire expenses was principally due to an increase in chartered-in days and an increase in charter hire rates due to improvement in the charter hire market. The total chartered-in days for the three months ended March 31, 2021 were 658 compared to 604 for the comparable quarter in the prior year. The Company currently charters in three Ultramax vessels on a long term basis with remaining lease terms of less than one year.
Depreciation and amortization

For the three months ended March 31, 2021 and 2020, total depreciation and amortization expense was $12.5 million and $12.5 million, respectively. Total depreciation and amortization expense for the three months ended March 31, 2021 includes $10.5 million of vessel and other fixed assets depreciation and $2.0 million relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended March 31, 2020 were $10.6 million of vessel and other fixed assets depreciation and $1.9 million of amortization of deferred drydocking costs. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. Furthermore, we estimate the residual values of our vessels to be $300 per lightweight ton, which we believe is common in the drybulk shipping industry. Drydocking relates to our regularly scheduled maintenance program necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that vessels are to be drydocked every two and a half years for vessels older than 15 years and every five years for vessels younger than 15 years, accordingly, these expenses are deferred and amortized over these respective periods.
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
General and administrative expenses for the three months ended March 31, 2021 and 2020 were $7.7 million and $8.0 million, respectively. General and administrative expenses include a stock-based compensation component of $0.9 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in general and administrative expenses was mainly attributable to decreases in corporate travel and office expenses due to COVID-19.
Other operating expense
Other operating expense for the three months ended March 31, 2021 was $1.0 million. In March 2021, the U.S. government began investigating an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The Company posted a surety bond as security for any fines and penalties. The Other operating expense consists of expenses incurred relating to this incident, which include legal fees, surety bond expenses, vessel offhire, crew changes and travel costs.
Interest expense
Our interest expense for the three months ended March 31, 2021 and 2020 was $8.3 million and $9.2 million, respectively. The decrease in interest expense is primarily due to a decrease in our outstanding debt under the Norwegian Bond Debt and a decrease in interest rates on the New Ultraco Debt Facility. Please refer to Note 4 Debt to the condensed consolidated financial statements.
Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the three months ended March 31, 2021 and 2020, the amortization of debt issuance costs was $1.6 million and $1.5 million, respectively. The interest expense for the three months ended March 31, 2021 and 2020 includes $1.0 million and $0.9 million, respectively of interest expense representing the amortization of the equity component of the Convertible Bond Debt. Please refer to Note 4 Debt to the condensed consolidated financial statements for further information.

Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash provided by/(used in) operating activities	$14,333,206	$(12,424,812)
Net cash used in investing activities	(53,384,608)	(15,021,592)
Net cash provided by financing activities	30,915,640	40,538,847
Net (decrease)/increase in cash, cash equivalents and restricted cash	(8,135,762)	13,092,443
Cash, cash equivalents and restricted cash at beginning of period	88,848,771	59,130,285
Cash, cash equivalents and restricted cash at end of period	$80,713,009	$72,222,728

Net cash provided by operating activities during the three months ended March 31, 2021 was $14.3 million compared to net cash used in operating activities of $12.4 million for the three months ended March 31, 2020. The cash flows from operating activities increased as compared to the same period in the prior year primarily due to the increase in charter hire rates due to the economic recovery from COVID-19.
Net cash used in investing activities during the three months ended March 31, 2021 and 2020 was $53.4 million and $15.0 million, respectively. During the three months ended March 31, 2021, the Company purchased three Ultramax vessels for $47.7 million and paid $4.7 million as advances for the purchase of four additional vessels to be delivered in the second quarter of 2021. The Company paid $0.8 million for the purchase of ballast water treatment systems on our fleet. The Company also received insurance proceeds of $0.1 million for hull and machinery claims. Additionally, the Company paid $0.3 million towards vessel improvements. Please refer to Note 3 Vessels to the condensed consolidated financial statements for further information.
Net cash provided by financing activities during the three months ended March 31, 2021 and 2020 was $30.9 million and $40.5 million, respectively. During the three months ended March 31, 2021, the Company received $55.0 million in proceeds from the revolver loan under the New Ultraco Debt Facility. The Company repaid $7.8 million of the New Ultraco Debt Facility, and $15.0 million of the revolver loan under the Super Senior Facility. The Company paid $0.8 million to settle net share equity awards. Additionally, the Company paid 0.2 million to the lenders of the Holdco RCF Credit Agreement and $0.3 million of financing costs related to the equity offerings in December 2020.

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
Summary of Liquidity and Capital Resources

    As of March 31, 2021, our cash and cash equivalents including restricted cash was $80.7 million, compared to $88.8 million at December 31, 2020. The Company had restricted cash of $4.5 million and $18.9 million as of March 31, 2021 and December 31, 2020, respectively.
In addition, as of March 31, 2021, we had $39.0 million in undrawn revolver facilities available under the Super Senior Facility and the Holdco RCF Credit Agreement.
As of March 31, 2021, the Company’s debt consisted of $180.0 million in outstanding bonds under the Norwegian Bond Debt, net of $2.4 million of debt discount and debt issuance costs, the New Ultraco Debt Facility of $158.6 million, net of $2.9 million of debt discount and debt issuance costs, the revolver loan under the New Ultraco Debt Facility of $55.0 million, and the Convertible Bond Debt of $114.1 million, net of $16.4 million of debt discount and issuance costs.
    We believe that our current financial resources, improved charter hire rates for the balance of the year and cash generated from operations will be sufficient to meet our ongoing business needs and other obligations over the next twelve months. However, our ability to generate sufficient cash depends on many factors beyond our control including, among other things, the general charter rate environment.

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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. During the three months ended March 31, 2021, four of our vessels completed drydock and we incurred drydocking expenditures of $4.8 million. In the three months ended March 31, 2020, three of our vessels completed drydock and we incurred drydocking expenditures of $5.2 million.
The following table represents certain information about the estimated costs for anticipated vessel drydockings, ballast water treatment systems, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs (1) (in millions)
Quarter Ending	Off-hire Days(2)	BWTS	Drydocks	Vessel Upgrades(3)
June 30, 2021	173	$2.6	$1.3	$0.2
September 30, 2021	250	2.9	7.4	1.2
December 31, 2021	182	1.9	4.4	1.0
March 31, 2022	131	1.4	1.4	0.4

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
Other Contingencies
We refer you to Note 7 Commitments and Contingencies to our condensed consolidated financial statements for a discussion of our contingencies. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021. For information regarding our use of certain derivative instruments, including interest rate swaps, forward freight agreements and bunker swaps, see Note 5 Derivatives Instruments to the condensed consolidated financial statements.

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
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting and all of our onshore employees have returned to our offices and are now working in our offices at least on a partial basis. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A – RISK FACTORS
There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021. The risks described in the Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

4.4
Indenture, dated July 29, 2019, by and between Eagle Bulk Shipping Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2019).

4.5
Form of Note representing the Company's 5.00% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2019).

4.6
Warrant of Eagle Bulk Shipping, Inc. issued on January 28, 2021 to Scorpio Bulkers, Inc., incorporated by reference to Exhibit 4.7 to the Report on 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 12, 2021: File No. 001-33831.

4.7
Warrant of Eagle Bulk Shipping, Inc. issued on February 14, 2021 to Alterna Core Capital Assets Fund, L.P., incorporated by reference to Exhibit 4.8 to the Report on 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 12, 2021: File No. 001-33831.

10.1
At Market Issuance Sales Agreement with B. Riley Securities, Inc., BTIG, LLC and Fearnley Securities, Inc., incorporated by reference to Exhibit 1.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc. filed with the SEC on March 12, 2021; File No. 001-33831.

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive income/(loss) (unaudited) for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
Date: May 7, 2021
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: May 7, 2021