Form 10-Q
period 2021-06-30
Eagle Bulk Shipping Inc.
filed 2021-08-06
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Number of shares of registrant’s common stock outstanding as of August 5, 2021:13,459,865

Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company's issued and outstanding shares of common stock, par value $0.01 per share, as previously approved by our Board of Directors (the "Board of Directors") and our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and the number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references to common stock and all per share data relating to periods prior to the Reverse Stock Split that are contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 (the "Quarterly Report on Form 10-Q") have been retrospectively adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which could decline from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) changes in demand in the drybulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of drybulk vessel newbuilding orders or lower than anticipated rates of drybulk vessel scrapping; (iii) changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union (the “EU”) or by individual countries; (iv) actions taken by regulatory authorities including without limitation the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (v) changes in trading patterns significantly impacting overall drybulk tonnage requirements; (vi) changes in the typical seasonal variations in drybulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated dry docking costs); (x) significant deterioration in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures; (xi) the duration and impact of the novel coronavirus ("COVID-19") pandemic, including the availability and effectiveness of vaccines on a widespread basis and the impact of any mutations of the virus; (xii) the relative cost and availability of low and high sulfur fuel oil; (xiii) our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xiv) any legal proceedings which we may be involved from time to time; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). This discussion also includes statistical data regarding world drybulk fleet and order book and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I: FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in U.S. dollars except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$79,278,151	$69,927,594
Restricted cash - current	4,446,177	18,846,177
Accounts receivable, net of a reserve of $2,134,000 and $2,357,191, respectively	23,995,321	13,843,480
Prepaid expenses	4,294,715	3,182,815
Inventories	15,899,222	11,624,833
Vessel held for sale	4,885,998	—
Collateral on derivatives	33,499,170	—
Other current assets	1,478,163	839,881
Total current assets	167,776,917	118,264,780
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $195,472,078 and $177,771,755, respectively	876,088,651	810,713,959
Advances for vessel purchases	5,340,000	3,250,000
Operating lease right-of-use assets	12,441,041	7,540,871
Other fixed assets, net of accumulated depreciation of $1,276,574 and $1,137,562, respectively	363,993	489,179
Restricted cash - noncurrent	75,000	75,000
Deferred drydock costs, net	26,504,065	24,153,776
Deferred financing costs	99,033	—
Fair value of derivatives asset - noncurrent	36,384	—
Advances for ballast water systems and other assets	4,443,281	2,639,491
Total noncurrent assets	925,391,448	848,862,276
Total assets	$1,093,168,365	$967,127,056
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,921,097	$10,589,970
Accrued interest	4,558,933	4,690,135
Other accrued liabilities	10,601,676	11,747,064
Fair value of derivatives - current	31,607,854	481,791
Current portion of operating lease liabilities	10,639,630	7,615,371
Unearned charter hire revenue	8,402,876	8,072,295
Holdco Revolving Credit Facility, net of debt issuance costs	23,724,982	—
Current portion of long-term debt	41,444,297	39,244,297
Total current liabilities	149,901,345	82,440,923

Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	165,993,915	169,290,230
Super Senior Facility, net of debt issuance costs	—	14,896,357
New Ultraco Debt Facility, net of debt issuance costs	125,093,090	132,083,949
Revolver loan under New Ultraco Debt Facility	25,000,000	—
Convertible Bond Debt, net of debt discount and debt issuance costs	98,736,604	96,660,485
Fair value of derivatives - noncurrent	85,603	650,607
Noncurrent portion of operating lease liabilities	2,099,452	686,422
Total noncurrent liabilities	417,008,664	414,268,050
Total liabilities	566,910,009	496,708,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 12,753,255 and 11,661,797 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	127,533	116,618
Additional paid-in capital	979,682,504	943,571,685
Accumulated deficit	(453,063,487)	(472,137,822)
Accumulated other comprehensive loss	(488,194)	(1,132,398)
Total stockholders' equity	526,258,356	470,418,083
Total liabilities and stockholders' equity	$1,093,168,365	$967,127,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)
(in U.S. dollars except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues, net	$129,850,586	$57,391,784	$226,422,754	$131,770,103

Voyage expenses	24,522,734	23,767,747	51,137,653	50,332,105
Vessel operating expenses	23,679,665	20,232,274	45,198,104	43,932,383
Charter hire expenses	6,169,544	4,719,367	14,649,764	10,760,306
Depreciation and amortization	13,110,597	12,503,191	25,616,983	24,969,674
General and administrative expenses	7,912,970	6,767,403	15,611,180	14,728,475
Other operating expense	559,128	—	1,520,244	—
Operating lease impairment	—	352,368	—	352,368
Total operating expenses	75,954,638	68,342,350	153,733,928	145,075,311
Operating income/(loss)	53,895,948	(10,950,566)	72,688,826	(13,305,208)
Interest expense	8,799,137	8,737,079	17,050,558	17,928,894
Interest income	(15,529)	(56,132)	(33,298)	(212,989)
Realized and unrealized loss/(gain) on derivative instruments, net	35,887,315	859,814	36,597,231	(7,002,027)
Total other expense, net	44,670,923	9,540,761	53,614,491	10,713,878
Net income/(loss)	$9,225,025	$(20,491,327)	$19,074,335	$(24,019,086)

Weighted average shares outstanding*:
Basic*	12,168,180	10,277,946	11,950,048	10,272,484
Diluted*	12,397,156	10,277,946	12,081,772	10,272,484

Per share amounts*:
Basic income/(loss)*	$0.76	$(1.99)	$1.60	$(2.34)
Diluted income/(loss)*	$0.74	$(1.99)	$1.58	$(2.34)

*Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive income/(loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income/(loss)	$9,225,025	$(20,491,327)	$19,074,335	$(24,019,086)

Other comprehensive income/(loss):
Net unrealized gain/(loss) on cash flow hedges	44,320	(649,287)	644,204	(921,155)

Comprehensive income/(loss)	$9,269,345	$(21,140,614)	$19,718,539	$(24,940,241)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in U.S. dollars except share and per share data)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance at December 31, 2020	11,661,797	$116,618	$943,571,685	$(472,137,822)	$(1,132,398)	$470,418,083
Net income		—	—	9,849,310	—	9,849,310
Issuance of shares due to vesting of restricted shares	71,146	711	(711)	—	—	—
Unrealized gain on cash flow hedges	—	—	—	—	599,884	599,884
Fees for equity offerings	—	—	(31,830)	—	—	(31,830)
Cash used to settle net share equity awards	—	—	(811,456)	—	—	(811,456)
Stock-based compensation	—	—	871,943	—	—	871,943
Balance at March 31, 2021	11,732,943	$117,329	$943,599,631	$(462,288,512)	$(532,514)	$480,895,934
Net income	—	—	—	9,225,025	—	9,225,025
Issuance of shares due to vesting of restricted shares	2,773	27	(27)	—	—	—
Issuance of shares upon conversion of warrants (1)	432,037	4,322	8,370,976	—	—	8,375,298
Issuance of shares from ATM Offering, net of commissions and issuance costs (2)	581,385	5,814	27,278,103	—	—	27,283,917
Issuance of shares upon exercise of stock options	4,117	41	22,183	—	—	22,224
Unrealized gain on cash flow hedges	—	—	—	—	44,320	44,320
Cash used to settle net share equity awards	—	—	(174,230)	—	—	(174,230)
Stock-based compensation	—	—	585,868	—	—	585,868
Balance at June 30, 2021	12,753,255	$127,533	$979,682,504	$(453,063,487)	$(488,194)	$526,258,356
(1) Please see Note 3 Vessels for additional information.
(2) Please see Note 1 Basis of presentation and general information for additional information.

	Common Stock*	Common Stock Amount*	Additional Paid-in Capital*	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance at December 31, 2019	10,214,600	$102,146	$918,475,145	$(437,074,354)	$—	$481,502,937
Net loss	—	—	—	(3,527,759)	—	(3,527,759)
Issuance of shares due to vesting of restricted shares	62,526	626	(626)	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	(271,868)	(271,868)
Cash used to settle net share equity awards	—	—	(1,161,301)	—	—	(1,161,301)
Stock-based compensation	—	—	836,200	—	—	836,200
Balance at March 31, 2020	10,277,126	$102,772	$918,149,418	$(440,602,113)	$(271,868)	$477,378,209
Net loss	—	—	—	(20,491,327)	—	(20,491,327)
Issuance of shares due to vesting of restricted shares	2,572	26	(26)	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	(649,287)	(649,287)
Stock-based compensation	—	—	723,223	—	—	723,223
Balance at June 30, 2020	10,279,698	$102,798	$918,872,615	$(461,093,440)	$(921,155)	$456,960,818

*Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income/(loss)	$19,074,335	$(24,019,086)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	21,537,938	21,303,889
Amortization of operating lease right-of-use assets	6,201,490	6,273,102
Amortization of deferred drydocking costs	4,079,045	3,665,785
Amortization of debt discount and debt issuance costs	3,467,185	3,046,071
Operating lease impairment	—	352,368
Net unrealized loss on fair value of derivatives	30,540,919	814,014
Stock-based compensation expense	1,457,811	1,559,423
Drydocking expenditures	(6,429,334)	(6,576,633)
Changes in operating assets and liabilities:
Accounts payable	8,216,287	(4,523,437)
Accounts receivable	(10,390,156)	(2,921,947)
Accrued interest	(131,202)	(306,303)
Inventories	(4,274,389)	5,719,516
Operating lease liabilities current and noncurrent	(6,664,371)	(6,603,999)
Collateral on derivatives	(33,499,170)	—
Other current and noncurrent assets	(40,507)	(7,078,072)
Other accrued liabilities	(1,779,183)	(7,280,400)
Prepaid expenses	(1,111,900)	1,214,764
Unearned charter hire revenue	330,581	187,760
Net cash provided by/(used in) operating activities	30,585,379	(15,173,185)

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(79,002,764)	(510,029)
Advances for vessel purchases	(5,340,000)	—
Purchase of scrubbers and ballast water systems	(2,385,024)	(22,371,606)
Proceeds from hull and machinery insurance claims	238,315	3,658,924
Purchase of other fixed assets	(13,826)	(40,853)
Net cash used in investing activities	(86,503,299)	(19,263,564)

Cash flows from financing activities:
Proceeds from New Ultraco Debt Facility	11,000,000	22,550,000
Repayment of Norwegian Bond Debt	(4,000,000)	(4,000,000)
Repayment of term loan under New Ultraco Debt Facility	(15,897,148)	(13,112,245)
Repayment of revolver loan under New Ultraco Debt Facility	(30,000,000)	—
Repayment of revolver loan under Super Senior Facility	(15,000,000)	—
Proceeds from revolver loan under New Ultraco Debt Facility	55,000,000	55,000,000
Proceeds from revolver loan under Super Senior Facility	—	15,000,000
Proceeds from Holdco Revolving Credit Facility	24,000,000	—
Proceeds from issuance of shares under ATM Offering, net of commissions	27,372,417	—

Cash received from exercise of stock options	22,224	—
Cash used to settle net share equity awards	(985,686)	(1,161,301)
Equity offerings issuance costs	(291,830)	—
Debt issuance costs paid to lenders on New Ultraco Debt Facility	(181,500)	(381,471)
Debt issuance costs paid to lenders of Holdco Revolving Credit Facility	(170,000)	—
Other financing costs	—	18,539
Net cash provided by financing activities	50,868,477	73,913,522
Net (decrease)/increase in cash, cash equivalents and restricted cash	(5,049,443)	39,476,773
Cash, cash equivalents and restricted cash at beginning of period	88,848,771	59,130,285
Cash, cash equivalents and restricted cash at end of period	$83,799,328	$98,607,058
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$13,419,869	$15,202,876
Accruals for vessel purchases and vessel improvements included in Other accrued liabilities	$229,185	$—
Accruals for scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$3,345,643	$8,507,683
Accrual for issuance costs for ATM Offering included in Other accrued liabilities	$88,500	$—
Accruals for debt issuance costs included in Other accrued liabilities	$500,000	$200,000

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
As of June 30, 2021, the Company owned and operated a modern fleet of 51 oceangoing vessels, including 27 Supramax and 24 Ultramax vessels with a combined carrying capacity of 3,056,772 deadweight tonnage ("dwt") and an average age of approximately 9.0 years. Additionally, the Company charters-in three Ultramax vessels on a long term basis with remaining lease terms of approximately one year and also charters-in vessels on a short term basis for a period less than one year.
For the three and six months ended June 30, 2021 and 2020, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
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
In March 2021, the Company entered into an at market issuance sales agreement with B. Riley Securities, Inc., BTIG, LLC and Fearnley Securities, Inc., as sales agents (each, a “Sales Agent” and collectively, the “Sales Agents”), to sell shares of common stock, par value $0.01 per share, of the Company with aggregate gross sales proceeds of up to $50.0 million, from time to time through an “at-the-market” offering program (the “ATM Offering”). As of June 30, 2021, the Company had sold and issued an aggregate of 581,385 shares at a weighted-average sales price of $47.97 per share under the ATM Offering for aggregate net proceeds of $27.3 million after deducting sales agent commissions and other offering costs. The proceeds were used for partial financing of vessel acquisitions and other corporate purposes.
Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company's issued and outstanding shares of common stock, as previously approved by our Board of Directors (the "Board of Directors") and our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and the number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references herein to common stock and per share data relating to periods prior to the Reverse Stock Split that are presented in these condensed consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the Reverse Stock Split.
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

    The adoption of ASC 842 did not materially impact our accounting for time charter-out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of Revenues, net in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020.

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

    The Company had time charter-in contracts for three Ultramax vessels which are greater than 12 months as of the date of adoption of ASC 842. A brief description of each of these contracts is below:

    (i) The Company entered into an agreement effective April 28, 2017, to charter-in a 61,400 dwt, 2013 built Japanese vessel for approximately four years with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. In addition, the Company’s fair value below contract value of time charters acquired of $1.8 million as of December 31, 2018, which related to the unamortized value of a prior charter with the same counterparty that had been recorded at the time of the Company’s emergence from bankruptcy, was offset against the corresponding right of use asset on this lease as of January 1, 2019. On July 9, 2021, the Company exercised its option to extend the charter for another year at a hire rate of $13,800 per day.
    (ii) On May 4, 2018, the Company entered into an agreement to charter-in a 61,425 dwt 2013 built Ultramax vessel for three years with an option for an additional two years. The hire rate for the first three years is $12,700 per day and $13,750 per day for the first year option and $14,750 per day for the second year option. The Company took delivery of the vessel in the third quarter of 2018. During the second quarter of 2021, the Company decided to extend the lease term to its maximum redelivery date allowed under the charter party. Additionally, on June 28, 2021, the Company exercised its option to extend the charter for another year until October 19, 2022 at a hire rate of $13,750 per day. The Company has increased the lease liability and the corresponding right-of-use asset by $5.8 million to reflect the extended lease term in its Condensed Consolidated Balance Sheets as of June 30, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of June 28, 2021 was 1.34%.
    (iii) On December 9, 2018, the Company entered into an agreement to charter-in a 62,487 dwt 2016 built Ultramax vessel for two years. The hire rate for the vessel until March 2020 was $14,250 per day and $15,250 per day thereafter. The Company took delivery of the vessel in the fourth quarter of 2018. On December 25, 2019, the Company renegotiated the lease terms for another year at a hire rate of $11,600 per day. The Company accounted for this as a lease modification on December 25, 2019 and increased its lease liability and right-of-use asset on its consolidated balance sheet as of December 31, 2019 by $4.5 million. During the first quarter of 2021, the Company decided to extend the lease term to its maximum redelivery date allowed under the charter party. Therefore, the lease liability and the corresponding right-of-use asset as of March 31, 2021 have been increased by $1.0 million to reflect the change in lease term from minimum redelivery date to maximum redelivery date allowed under the charter party. On May 4, 2021, the Company exercised its option to extend the charter for another year until July 31, 2022 at a hire rate of $12,600 per day. The Company has increased the lease liability and the corresponding right-of-use asset by $4.3 million to reflect the extended lease term in its Condensed Consolidated Balance Sheets as of June 30, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of May 4, 2021 was 1.38%.
Office leases

    On October 15, 2015, the Company entered into a commercial lease agreement as a sublessee for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by cash collateral of $0.1 million which is recorded as Restricted cash - noncurrent in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. In November 2018, the Company entered into an office lease agreement in Singapore, which expires in October 2021, with an average annual rent of $0.3 million. The Company determined the two office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020.

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

Operating lease right-of-use assets and lease liabilities as of June 30, 2021 and December 31, 2020 are as follows:

Description	Location in Balance Sheet	June 30, 2021 (1)	December 31, 2020 (1)
Noncurrent assets:
Chartered-in contracts greater than 12 months	Operating lease right-of-use assets	$11,433,701	$6,207,253
Office leases	Operating lease right-of-use assets	1,007,340	1,333,618
Operating lease right-of-use assets		$12,441,041	$7,540,871

Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$10,105,556	$6,974,943
Office leases	Current portion of operating lease liabilities	534,074	640,428
Lease liabilities - current portion		$10,639,630	$7,615,371

Chartered-in contracts greater than 12 months	Noncurrent portion of operating lease liabilities	$1,632,955	$—
Office leases	Noncurrent portion of operating lease liabilities	$466,497	$686,422
Lease liabilities - noncurrent portion		$2,099,452	$686,422

(1) The Operating lease right-of-use assets and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 1.34% to 6.08%. The weighted average discount rate used to calculate the lease liability was 2.58%.

The table below presents the components of the Company’s lease expenses and sublease income on a gross basis earned from chartered-in contracts greater than 12 months for the three and six months ended June 30, 2021 and 2020.

		Three Months Ended		Six Months Ended
Description	Location in Statement of Operations	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$3,157,702	$1,644,173	$8,644,466	$4,389,586
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	3,011,842	3,075,194	6,005,298	6,370,720
	Total charter hire expenses	$6,169,544	$4,719,367	$14,649,764	$10,760,306

Lease expense for office leases	General and administrative expenses	92,383	181,412	276,389	362,824

Sublease income from chartered-in contracts greater than 12 months *	Revenues, net	$5,607,346	$1,292,814	$6,753,137	$5,290,038

* The sublease income represents only time charter revenue earned on the chartered-in contracts with terms more than 12 months. There is additional revenue earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020.

The cash paid for operating leases with terms greater than 12 months is $3.4 million and $6.8 million for the three and six months ended June 30, 2021, respectively.

The cash paid for operating leases with terms greater than 12 months is $3.4 million and $7.1 million for the three and six months ended June 30, 2020, respectively.

On December 22, 2020, the Company entered into an agreement to lease a Japanese-built Supramax scrubber-fitted vessel for a minimum period of 12 months and maximum period of 15 months with an option to extend for an additional minimum period of 11 months and maximum period of 13 months. The fixed hire rate for the initial period is $5,900 per day plus 57% of BSI 58 average of 10 TC routes published by the Baltic Exchange each business day. The fixed hire during the optional period increases to $6,500 per day plus 57% of BSI 58 average of 10TC routes. The vessel was delivered on July 7, 2021.

On June 11, 2021, the Company entered into an agreement to lease a 2007 built Supramax vessel for a minimum period of 12 months and maximum period of 15 months with an option to extend for an additional minimum period of 12 months. The fixed hire rate for the initial period is $16,800 per day and $18,800 for the optional period. The vessel is expected to be delivered in the third quarter of 2021.

The weighted average remaining lease term on our operating lease contracts greater than 12 months is 14.26 months.

The table below provides the total amount of remaining lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of June 30, 2021:

Year	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases

Discount rate upon adoption	5.37%	5.80%	5.48%

Six months ending December 31, 2021	$4,458,038	$331,482	$4,789,520
2022	7,351,737	483,048	7,834,785
2023	—	244,878	244,878
	$11,809,775	$1,059,408	$12,869,183

Present value of lease liability

Lease liabilities - short term	$10,105,556	$534,074	$10,639,630
Lease liabilities - long term	1,632,955	466,497	2,099,452
Total lease liabilities	$11,738,511	$1,000,571	$12,739,082

Discount based on incremental borrowing rate	$71,264	$58,837	$130,101

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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three and six months ended June 30, 2021 was $4.3 million and $8.2 million, respectively. The amount of revenue earned as demurrage or despatch paid by the Company for the three and six months ended June 30, 2020 was $2.1 million and $4.0 million, respectively.
The following table shows the revenues earned from time charters and voyage charters for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Time charters	$59,492,158	$20,506,088	$88,732,695	$48,336,563
Voyage charters	70,358,428	36,885,696	137,690,059	83,433,540
	$129,850,586	$57,391,784	$226,422,754	$131,770,103
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a Current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of June 30, 2021, the Company recognized $0.3 million of deferred costs which represents bunker expenses and charter-hire expenses incurred prior to commencement of loading. These costs are recorded in Other current assets on the Condensed Consolidated Balance Sheets.
Financial Instruments - Credit Losses
On January 1, 2020, the Company adopted ASC 2016-13, "Financial Instruments - Credit Losses" ("ASC 326"). The adoption of ASC 326 primarily impacted our trade receivables recorded on our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expense in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the three and six months ended June 30, 2021, our assessment considered estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $2.1 million as of June 30, 2021 and $2.4 million as of December 31, 2020.

Note 3. Vessels
Vessel and Vessel Improvements
    As of June 30, 2021, the Company’s owned operating fleet consisted of 51 drybulk vessels.
During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase three high specification scrubber-fitted Ultramax bulkcarriers for a total purchase price of $50.2 million excluding direct expenses of acquisition. The Company took delivery of the vessels during the first quarter of 2021.
During the first quarter of 2021, the Company entered into another series of memorandum of agreements to purchase four vessels. The first vessel is a high-specification scrubber-fitted Ultramax bulkcarrier for a total purchase price of $15.0 million and warrant for 212,315 common shares of the Company. The remaining three vessels are 2011-built Crown-58 Supramax bulkcarriers that were purchased for a total purchase price of $21.2 million and warrants for 329,583 common shares of the Company. Common shares are issuable upon exercise of warrants on a pro-rata basis in connection with each vessel delivery. The warrants would be measured at fair value on the date of the memorandum of agreement and recorded as Vessel and vessel improvements on the Condensed Consolidated Balance Sheets when the Company takes delivery of the vessels. The fair value of the warrants for the total of 541,898 common shares is approximately $10.7 million. The above mentioned prices exclude direct expenses of acquisition. The Company took delivery of the three vessels during the second quarter of 2021 and issued 432,037 shares of common stock by conversion of outstanding warrants valued at $8.4 million. The remaining vessel is expected to be delivered during the third quarter of 2021 with an additional issuance of 109,861 shares of common stock upon delivery.
During the second quarter of 2021, the Company entered into memorandum of agreements to acquire two high-specification 2015-built scrubber-fitted Ultramax bulkcarriers for a total consideration of $44.0 million. This acquisition will be partially financed with cash on hand, which includes proceeds raised from equity issued under the Company's ATM Offering. The vessels are expected to be delivered during the third quarter of 2021.
On June 1, 2021, the Company signed a memorandum of agreement to sell the vessel Tern for a total consideration of $9.7 million. The vessel will be delivered to the buyer during the third quarter of 2021. The Company recorded the carrying amount of the vessel of $4.9 million as Vessel held for sale in its Condensed Consolidated Balance Sheets as of June 30, 2021.
During the third quarter of 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on 39 of our owned vessels. The projected cost, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installations during scheduled drydockings. The Company completed installation of BWTS on 16 vessels and recorded $7.8 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheets as of June 30, 2021. Additionally, the Company recorded $4.0 million as advances paid towards installation of BWTS on the remaining vessels as a Noncurrent asset in its Condensed Consolidated Balance Sheets as of June 30, 2021.
The Vessels and vessel improvements activity for the six months ended June 30, 2021 is below:

Vessels and vessel improvements, at December 31, 2020	$810,713,959
Purchase of vessels and vessel improvements	79,231,949
Advances paid for vessel purchases as of December 31, 2020	3,250,000
Fair value of warrants issued as consideration for vessels purchase	8,375,298
Vessel held for sale	(4,885,998)
Scrubbers and BWTS	802,369
Depreciation expense	(21,398,926)
Vessels and vessel improvements, at June 30, 2021	$876,088,651

Note 4. Debt

	June 30, 2021	December 31, 2020
Convertible Bond Debt	$114,120,000	$114,120,000
Debt discount and debt issuance costs - Convertible Bond Debt	(15,383,396)	(17,459,515)
Convertible Bond Debt, net of debt discount and debt issuance costs	98,736,604	96,660,485
Norwegian Bond Debt	176,000,000	180,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(2,006,085)	(2,709,770)
Less: Current portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	165,993,915	169,290,230
New Ultraco Debt Facility	161,532,445	166,429,594
Revolver loan under New Ultraco Debt Facility	25,000,000	—
Debt discount and Debt issuance costs - New Ultraco Debt Facility	(2,995,058)	(3,101,348)
Less: Current portion - New Ultraco Debt Facility	(33,444,297)	(31,244,297)
New Ultraco Debt Facility, net of debt discount and debt issuance costs	150,093,090	132,083,949
Holdco Revolving Credit Facility	24,000,000	—
Debt issuance costs - Holdco Revolving Credit Facility	(275,018)	—
Less: Current portion - Holdco Revolving Credit Facility	(23,724,982)	—
Holdco Revolving Credit Facility, net of debt issuance costs	—	—
Super Senior Facility	—	15,000,000
Debt issuance costs - Super Senior Facility	—	(103,643)
Super Senior Facility, net of debt issuance costs	—	14,896,357
Total long-term debt	$414,823,609	$412,931,021

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

Share Lending Agreement

    In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the "Share Lending Agreement") to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, LP, one of the Company’s shareholders. The number of shares under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of June 30, 2021, the fair value of the 0.5 million outstanding loaned shares was $24.2 million based on the closing price of the common stock on June 30, 2021. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

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

New Ultraco Debt Facility

    On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a senior secured credit facility, (the "New Ultraco Debt Facility"), which provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million, of which $30.0 million was available as of June 30, 2021. Subject to certain conditions set forth in the New Ultraco Debt Facility, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

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

On April 5, 2021, Ultraco entered into an Agency Resignation and Appointment Agreement pursuant to which Crédit Agricole Corporate and Investment Bank was appointed as facility agent and security trustee under the New Ultraco Debt Facility and ABN AMRO Capital USA LLC resigned its role as facility agent and security trustee. Additionally, the facility was amended in order to increase the commitments under the existing term loan facility by an amount equal to the lesser of (i) $16,500,000 and (ii) 50% of the aggregate fair market value of any Additional Vessel (as defined under the New Ultraco Debt Facility) and in any case in a maximum borrowed amount of $5,500,000 per Additional Vessel (the “Amendment”). The incremental commitments will be secured by acquisitions of M/V Sankaty Eagle, M/V Newport Eagle and M/V Montauk Eagle. In connection with the Amendment, a fee of $0.2 million was paid to the lenders of the New Ultraco Debt Facility. The Company borrowed $11.0 million under the New Ultraco Debt Facility during the second quarter of 2021 upon delivery of Sankaty Eagle and Montauk Eagle.

The New Ultraco Debt Facility matures on January 25, 2024 (the “New Ultraco Maturity Date”). Pursuant to the terms of the facility, Ultraco must repay the aggregate principal amount of $5.1 million in quarterly installments for the first year and $8.4 million in quarterly installments from the second year until the New Ultraco Maturity Date. Additionally, there are semi-annual catch up amortization payments from excess cash flow with a maximum cumulative payable of $4.6 million, with a final balloon payment of all remaining outstanding debt to be made on the New Ultraco Maturity Date.

Ultraco’s obligations under the New Ultraco Debt Facility are secured by, among other items, a first priority mortgage on 28 vessels owned by the Guarantors as identified in the New Ultraco Debt Facility and such other vessels that it may from time to time include with the approval of the Lenders (the “Ultraco Vessels”).

The New Ultraco Debt Facility contains financial covenants requiring the Company, on a consolidated basis excluding Shipco (as defined below) and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary, to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also requires the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the New Ultraco Debt Facility requires the Company, on a consolidated basis, excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The New Ultraco Debt Facility also imposes operating restrictions on Ultraco and the Guarantors. The Company was in compliance with its financial covenants under the New Ultraco Debt Facility as of June 30, 2021.

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

The bond terms contain certain financial covenants that the Issuer’s leverage ratio, defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels, must not exceed 75%, and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Shipco was in compliance with its financial covenants under the bond terms as of June 30, 2021.

    During the year ended December 31, 2020, the Company sold five vessels, Goldeneye, Skua, Osprey, Hawk and Shrike for combined net proceeds of $23.2 million. During the years ended December 31, 2019 and 2018, the Company sold five vessels, Kestrel, Thrasher, Condor, Merlin and Thrush for combined net proceeds of $40.4 million. Pursuant to the bond terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco and for partial funding of scrubbers. As a result, the Company recorded the proceeds from the sale of these vessels as Restricted cash - current in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. The proceeds were used to purchase two Ultramax vessels for $36.1 million and partial financing of scrubbers for $23.6 million.

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

As of June 30, 2021, the availability under the Super Senior Facility was $15.0 million.

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

    The Super Senior Facility contains certain covenants that, subject to certain exceptions and qualifications, limit Shipco’s and its subsidiaries’ ability to, among other things, do the following: make distributions; carry out any merger, other business combination, or corporate reorganization; make substantial changes to the general nature of their respective businesses; incur certain indebtedness; incur liens; make loans or guarantees; make certain investments; transact other than on arm’s-length terms; enter into sale and leaseback transactions; engage in certain chartering-in of vessels; or dispose of shares of Eagle Shipco Vessel Owners. Additionally, Shipco’s leverage ratio must not exceed 75% and its subsidiaries’ free liquidity must at all times be at least $12.5 million. Also, the total commitments under the Super Senior Facility will be cancelled if (i) at any time the aggregate market value of the security vessels for the Super Senior Facility is less than 300% of the total commitments under the Super Senior Facility or (ii) if Shipco or any of its subsidiaries redeems or otherwise repays the Bonds so that less than $100.0 million is outstanding under the Bond Terms. Shipco was in compliance with its financial covenants under the Super Senior Facility as of June 30, 2021.

    The Super Senior Facility also contains certain customary events of default customary to the transactions of this type.

Holdco Revolving Credit Facility

On March 26, 2021, Eagle Bulk Holdco LLC (“Holdco”), a wholly-owned subsidiary of Eagle Bulk Shipping Inc. (the "Company"), entered into a Credit Agreement (Holdco Revolving Credit Facility”) made by and among (i) Holdco, as borrower, (ii) the Company and certain wholly-owned vessel-owning subsidiaries of Holdco, as joint and several guarantors, (iii) the banks and financial institutions named therein as lenders (together with their successors and assigns, the “RCF Lenders”), (iv) Crédit

Agricole Corporate and Investment Bank and Nordea Bank ABP, New York Branch, as mandated lead arrangers, (v) Crédit Agricole Corporate and Investment Bank, as arranger, facility agent and security trustee for the RCF Lenders. Pursuant to the Holdco Revolving Credit Facility, the RCF lenders agreed to make available an aggregate principal amount of up to the lesser of (a) $35,000,000 and (b) 65% of the Fair Market Value of the Initial Vessels (as defined below). Borrowings under the Holdco Revolving Credit Facility bear interest at a rate of 2.4% plus LIBOR for the relevant interest period.

As of June 30, 2021, the availability under the Holdco Revolving Credit Facility was $11.0 million.

Borrowings under the Holdco Revolving Credit Facility are secured by two Ultramaxes already owned by the Company, the M/V Helsinki Eagle and the M/V Stockholm Eagle and one Ultramax, which was delivered to the Company in the second quarter of 2021, the M/V Rotterdam Eagle (collectively, the “Initial Vessels”). A fee of $0.2 million was paid to the RCF Lenders.

The maturity date for the Holdco Revolving Credit Facility is December 31, 2021 on which day the aggregate principal outstanding amount of all loans outstanding should be paid in full.

The Holdco Revolving Credit Facility includes affirmative and negative covenants and events of default that are customary for transactions of this kind. Additionally, the Holdco Revolving Credit Facility includes a minimum consolidated liquidity covenant that requires the Company on a consolidated basis (but excluding Shipco and its subsidiaries (the “Restricted Subsidiaries”)) to maintain cash equivalents in an amount not less than the greater of (i) $600,000 per vessel owned directly or indirectly by the Company and its subsidiaries and (ii) 7.5% of the consolidated total debt of the Company. The Holdco Revolving Credit Facility also requires the Company, on a consolidated basis (but excluding the Restricted Subsidiaries) to maintain, at all times, the ratio of its minimum value adjusted tangible equity of total assets of not less than 0.30 to 1. Finally, the Holdco Revolving Credit Facility requires the Company, on a consolidated basis (but excluding the Restricted Subsidiaries) to maintain, at all times, positive working capital. The Company was in compliance with its financial covenants under the Holdco Revolving Credit Facility as of June 30, 2021.

Interest Rates

2021

For the three and six months ended June 30, 2021, the interest rate on the Convertible Bond Debt was 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 10.14%.

For the three months ended June 30, 2021, the interest rate on the New Ultraco Debt Facility ranged from 2.60% to 2.72%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.25%.

For the six months ended June 30, 2021, the interest rate on the New Ultraco Debt Facility ranged from 2.60% to 2.72%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.23%.

For the three and six months ended June 30, 2021, the interest rate on our outstanding debt under the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 9.13% and 9.00%, respectively.

For the three and six months ended June 30, 2021, the interest rate on our outstanding debt under the Super Senior Facility was 2.24%. The weighted average effective interest rate including the amortization of debt issuance costs for this period was 2.58%. The outstanding revolver loan under the Super Senior Facility was repaid in the first quarter of 2021. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

For the three and six months ended June 30, 2021, the interest rate on our outstanding debt under the Holdco Revolving Credit Facility was 2.60%. The weighted average effective interest rate including the amortization of debt issuance costs for this period was 5.05%. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Holdco Revolving Credit Facility.

2020

For the three and six months ended June 30, 2020, the interest rate on the Convertible Bond Debt was 5.0%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 10.14%.

For the three months ended June 30, 2020, the interest rate on the New Ultraco Debt Facility ranged from 2.73% to 4.27% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 3.90%.

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

For the three and six months ended June 30, 2020, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 8.94% and 9.04%, respectively.

    For the three and six months ended June 30, 2020, the interest rate on our outstanding debt under the Super Senior Facility ranged between 2.40% and 2.90%. The weighted average effective interest rate including the amortization of debt issuance costs for these periods was 3.96% and 5.21%, respectively. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Super Senior Revolver Facility.

The following table summarizes the Company’s total interest expense for:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Convertible Bond Debt interest	$1,426,500	$1,426,500	$2,853,000	$2,852,950
Holdco Revolving Credit Facility interest	157,832	—	157,832	—
New Ultraco Debt Facility interest	1,540,349	1,878,164	3,005,251	4,106,110
Norwegian Bond Debt interest	3,724,417	3,818,833	7,354,417	7,698,942
Super Senior Facility interest	—	27,998	29,818	27,998
Amortization of debt discount and debt issuance costs	1,838,401	1,542,205	3,467,185	3,046,071
Commitment fees on revolving credit facilities	111,638	43,379	183,055	196,823
Total Interest expense	$8,799,137	$8,737,079	$17,050,558	$17,928,894

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations as of June 30, 2021, which excludes any additional debt incurred under various debt facilities subsequent to June 30, 2021:

	Norwegian Bond Debt	New Ultraco Debt Facility	Convertible Bond Debt	Holdco Revolving Credit Facility	Total
Six months ending December 31, 2021	$4,000,000	$16,722,148	$—	$24,000,000	$44,722,148
2022	172,000,000	33,444,297	—	—	205,444,297
2023	—	33,444,297	—	—	33,444,297
2024	—	102,921,703	114,120,000	—	217,041,703
	$176,000,000	$186,532,445	$114,120,000	$24,000,000	$500,652,445

Note 5. Derivative Instruments
Interest rate swaps
During 2020, the Company entered into a series of interest rate swap agreements ("IRS") to effectively convert a portion of its debt under the New Ultraco Debt Facility excluding any amounts outstanding under the revolving credit facility as well as any new term loan borrowings from a floating to a fixed-rate basis. The IRS was designated and qualified as a cash flow hedge. The Company uses the IRS for the management of interest rate risk exposure, as the IRS effectively converts a portion of the Company’s debt from a floating to a fixed rate. The IRS is an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the IRS and the prevailing market interest rates. The Company may terminate the IRS prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.
Tabular disclosure of derivatives location
The following table summarizes the interest rate swaps in place as of June 30, 2021 and December 31, 2020.

Interest Rate Swap detail				Notional Amount outstanding
Trade date	Fixed rate	Start date	End date	June 30, 2021 *	December 31, 2020

March 31, 2020	0.64%	July 27, 2020	January 26, 2024	$65,153,723	$72,452,297
April 15, 2020	0.58%	July 27, 2020	January 26, 2024	32,576,861	36,226,149
June 25, 2020	0.50%	July 27, 2020	January 26, 2024	53,076,861	57,751,148
				$150,807,445	$166,429,594
*Excludes $11.0 million additional term loan borrowings in the second quarter of 2021.
Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings.
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive loss. The estimated loss that is currently recorded in Accumulated other comprehensive loss as of June 30, 2021 that is expected to be reclassified into the earnings within the next twelve months is $0.5 million. No portion of the cash flow hedges was ineffective during the three and six months ended June 30, 2021.

The effect of derivative instruments on the Statement of Operations for the three and six months ended June 30, 2021 and 2020 is below:

Derivatives designated as hedging instruments	Location of loss in Statements of Operations	Effective portion of loss reclassified from Accumulated other comprehensive income/(loss)
		Three Months Ended		Six Months Ended
		June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Interest rate swaps	Interest expense	$150,744	$—	$295,964	$—

The following table shows the interest rate swap asset and liabilities as of June 30, 2021 and December 31, 2020:

Derivatives designated as hedging instruments	Balance Sheet location	June 30, 2021	December 31, 2020

Interest rate swap	Fair value of derivatives - current/Current liabilities	$438,975	$481,791

Interest rate swap	Fair value of derivatives - noncurrent/Noncurrent liabilities	$85,603	$650,607

Interest rate swap	Fair value of derivatives asset - noncurrent/Noncurrent assets	36,384	—
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

As of June 30, 2021, the Company has International Swaps and Derivatives Association ("ISDA") agreements with two applicable banks and financial institutions, which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties.

As of June 30, 2021, the Company had outstanding bunker swap agreements to purchase 16,960 metric tons of high and low sulfur fuel oil with prices ranging between $251 and $519 that are expiring at December 31, 2021. As of June 30, 2021, the Company had an outstanding bunker swap agreement to purchase 360 metric tons of high sulfur fuel oil at a price of $272 that is expiring in 2022. The volume represents less than 10% of our estimated consumption on our fleet for the year.

The following table shows our open positions on FFAs as of June 30, 2021:

FFA Period	Average FFA Contract Price	Number of Days Hedged
Quarter ending September 30, 2021	$15,757	900
Quarter ending December 31, 2021	14,718	990
Year ending December 31, 2022	18,703	540

The Company will realize a gain or loss on these FFAs based on the price differential between the average daily Baltic Supramax Index ("BSI") rate and the FFA contract price. The gains or losses are recorded in Other expense, net in the condensed consolidated statement of operations.

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Balance Sheets is as follows:

		For the Three Months Ended		For the Six Months Ended
Derivatives not designated as hedging instruments	Location of loss/(gain) in Statements of Operations	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
FFAs - realized loss/(gain)	Realized and unrealized loss/(gain) on derivative instruments, net	$5,388,565	$(504,972)	$7,354,681	$(684,477)
FFAs - unrealized loss	Realized and unrealized loss/(gain) on derivative instruments, net	31,667,816	3,537,458	31,168,880	2,096,783
Bunker swaps - realized gain	Realized and unrealized loss/(gain) on derivative instruments, net	(545,405)	(6,659,102)	(1,298,369)	(7,235,567)
Bunker swaps - unrealized (gain)/loss	Realized and unrealized loss/(gain) on derivative instruments, net	(623,661)	4,486,430	(627,961)	(1,178,766)
Total		$35,887,315	$859,814	$36,597,231	$(7,002,027)

Derivatives not designated as hedging instruments	Balance Sheet location	June 30, 2021	December 31, 2020
FFAs - Unrealized loss	Fair value of derivatives - current/Current liabilities	31,168,880	—
Bunker swaps - Unrealized gain	Other current assets	627,961	352,399
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreements executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of June 30, 2021 and December 31, 2020, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $33.5 million and $0.1 million, respectively, which is recorded as a Current asset in the Condensed Consolidated Balance Sheets.

6. Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the Condensed Consolidated Balance Sheets for interest-bearing deposits approximate their fair value due to the short-term nature thereof.
Debt—the carrying values approximates fair values for bonds issued under the Norwegian Bond Debt and the Convertible Bond Debt, which are traded on the Oslo Stock Exchange and NASDAQ, respectively. The carrying amounts of our term loan and revolver loan under the New Ultraco Debt Facility and revolver loan under Holdco Revolving Credit Facility approximate their fair value, due to their variable interest rates.
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

    Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

June 30, 2021

		Fair Value
	Carrying Value (8)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$83,799,328	$83,799,328	$—
Collateral on derivatives	33,499,170	33,499,170	—
Other current assets (2)	627,961	—	627,961
Fair value of derivatives asset - noncurrent (3)	36,384	—	36,384
Liabilities
Norwegian Bond Debt (4)	176,000,000	—	179,960,000
New Ultraco Debt Facility (5)	186,532,445	—	186,532,445
Holdco Revolving Credit Facility (5)	24,000,000	—	24,000,000
Convertible Bond Debt (6)	114,120,000	—	163,762,200
Fair value of Derivatives - current and noncurrent (7)	31,693,457	—	31,693,457

December 31, 2020

		Fair Value
	Carrying Value (8)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$88,848,771	$88,848,771	$—
Other current assets (2)	483,739	131,340	352,399
Liabilities
Norwegian Bond Debt (4)	180,000,000	—	173,250,000
New Ultraco Debt Facility (5)	166,429,594	—	166,429,594
Super Senior Facility (5)	15,000,000	—	15,000,000
Convertible Bond Debt (6)	114,120,000	—	92,748,748
Fair value of Derivatives - current and noncurrent (7)	1,132,398	—	1,132,398

(1) Includes restricted cash (current and noncurrent) of $4.5 million at June 30, 2021 and $18.9 million at December 31, 2020.
(2) Relates to unrealized mark-to-market gains on bunker swaps as of June 30, 2021 and December 31, 2020. Includes $0.1 million of collateral on derivatives as of December 31, 2020.
(3) Relates to mark-to-market gains on our interest rate swaps as of June 30, 2021.
(4) The fair value of the bond is based on the last trades on June 14, 2021 and December 14, 2020 on Bloomberg.com.
(5) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on June 30, 2021.
(6) The fair value of the Convertible Bond Debt is based on the last trade on June 28, 2021 and December 21, 2020 on Bloomberg.com.
(7) Includes $31.2 million of unrealized mark-to-market losses on FFAs and $0.5 million of unrealized losses on our interest rate swaps as of June 30, 2021 and $1.1 million of unrealized losses on our interest swaps as of December 31, 2020.
(8) The outstanding debt balances represent the face value of the debt excluding debt discount and debt issuance costs.

Note 7. Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.
In March 2021, the U.S. government began investigating an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is in its early stages and is ongoing, and, although at this time we do not believe that this matter will have a material impact on our company, our financial condition or results of operations, we cannot determine what penalties, if any, will be imposed. We have posted a surety bond as security for any fines or penalties that may be issued, and the Company is cooperating fully with the U.S. government in its investigation of this matter. For the three and six months ended June 30, 2021, the Company incurred and recorded $0.6 million and $1.5 million, respectively, as Other operating expense relating to this incident, which include legal fees, surety bond expenses, vessel offhire, crew changes and travel costs.

Note 8. Net income/(loss) per Common Share
The computation of basic net income/(loss) per share is based on the weighted average number of common stock outstanding for the three and six months ended June 30, 2021 and 2020. Diluted net income/(loss) per share gives effect to restricted stock awards and stock options using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share for three months ended June 30, 2021 does not include 21,718 warrants, as their effect was anti-dilutive. Diluted net income per share for six months ended June 30, 2021 does not include 45,854 stock options and 21,718 warrants as their effect was anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of the Basic net income per share for the three and six months ended June 30, 2021. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and did not include the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted income per share for the three and six months ended June 30, 2021 as their effect was anti-dilutive. Diluted net loss per share as of June 30, 2020 does not include 215,975 stock awards, 326,024 stock options and 21,752 warrants, as their effect was anti-dilutive.
The following table summarizes the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income/(loss)	$9,225,025	$(20,491,327)	$19,074,335	$(24,019,086)
Weighted Average Shares - Basic *	12,168,180	10,277,946	11,950,048	10,272,484
Dilutive effect of stock options and restricted stock units	228,976	—	131,724	—
Weighted Average Shares - Diluted *	12,397,156	10,277,946	12,081,772	10,272,484
Basic income/(loss) per share *	$0.76	$(1.99)	$1.60	$(2.34)
Diluted income/(loss) per share *	$0.74	$(1.99)	$1.58	$(2.34)
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
On February 19, 2021, the Company granted 92,327 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on February 19, 2021 was $2.8 million. The shares will vest in equal installments over a three-year term. Additionally, the Company granted 3,506 shares of common stock to its board of directors. The fair value of the grant based on the closing share price of February 19, 2021 was $0.1 million. The shares vested immediately. The amortization of the above grants is $0.5 million and $1.0 million for the three and six months ended June 30, 2021, which is included in General and administrative expenses in the Condensed Consolidated Statements of Operations.
As of June 30, 2021 and December 31, 2020, stock awards covering a total of 194,770 and 218,013 shares of the Company’s common stock, respectively, are outstanding under the 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in General and administrative expenses the fair value of non-vested stock awards at the grant date.

As of June 30, 2021 and December 31, 2020, vested options covering 310,020 and 312,591 shares of the Company’s common stock, respectively, are outstanding with exercise prices ranging from $29.96 to $38.92 per share. During the second quarter, 15,571 stock options were exercised. In connection with the exercise, 4,117 shares of common stock were issued and 11,454 stock options were cancelled as a settlement for the liability relating to tax withholding as well as the exercise price owed to the Company.
As of June 30, 2021 there were no unvested options outstanding. As of December 31, 2020, there were 13,000 unvested options outstanding. All options expire within five years from the effective date.
    Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock awards/Stock Option Plans	$585,868	$723,223	$1,457,811	$1,559,423
The future compensation to be recognized for all the grants for the six months ending December 31, 2021, and the years ending December 31, 2022 and 2023 will be $1.3 million, $1.0 million and $0.3 million, respectively.

Note 10. Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019

Cash and cash equivalents	$79,278,151	$69,927,594	$98,532,141	$53,583,898

Restricted cash - current *	4,446,177	18,846,177	—	5,471,470
Restricted cash - noncurrent *	75,000	75,000	74,917	74,917
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$83,799,328	$88,848,771	$98,607,058	$59,130,285

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2021 and 2020. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2020, which were included in our Form 10-K, filed with the SEC on March 12, 2021. For further discussion regarding our results of operations for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services, and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of June 30, 2021, we owned and operated a modern fleet of 51 Supramax/Ultramax dry bulk vessels. We chartered-in three Ultramax vessels which have a remaining lease terms of approximately one year. In addition, the Company charters in third-party vessels on a short to medium term basis.
Our owned fleet totals 51 vessels, with an aggregate carrying capacity of 3,056,772 dwt and an average age of 9.0 years as of June 30, 2021.

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

F-1

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of June 30, 2021:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate

Bittern	2009	57,809	Jul 2021	Voyage

Canary	2009	57,809	Jul 2021	Voyage

Cape Town Eagle	2015	63,707	Aug 2021	$14,700

Cardinal	2004	55,362	Jul 2021	$28,000

Copenhagen Eagle	2015	63,495	Jul 2021	$36,000

Crane	2010	57,809	Sep 2021	$29,200

Crested Eagle	2009	55,989	Jul 2021	Voyage

Crowned Eagle	2008	55,940	Jul 2021	Voyage

Dublin Eagle	2015	63,549	Jul 2021	Voyage

Egret Bulker	2010	57,809	Aug 2021	Voyage

Fairfield Eagle	2013	63,301	Sep 2021	$26,500

Gannet Bulker	2010	57,809	Jul 2021	$29,000

Golden Eagle	2010	55,989	Aug 2021	$23,000

Grebe Bulker	2010	57,809	Sep 2021	$29,950

Greenwich Eagle	2013	63,301	Jul 2021	Voyage

Groton Eagle	2013	63,301	Aug 2021	$25,000

Hamburg Eagle	2014	63,334	Jul 2021	$22,000

Helsinki Eagle	2015	63,605	Jul 2021	$30,000

Hong Kong Eagle	2016	63,472	Jul 2021	Voyage

Ibis Bulker	2010	57,809	Jul 2021	Voyage

Imperial Eagle	2010	55,989	Aug 2021	$38,000

Jaeger	2004	52,483	Jul 2021	$40,000

Jay	2010	57,809	Jul 2021	Voyage

Kingfisher	2010	57,809	Jul 2021	Voyage

Madison Eagle	2013	63,301	Aug 2021	$28,000

Martin	2010	57,809	Jul 2021	$2,000	(1)

Montauk Eagle	2011	58,018	Jul 2021	$26,600

Mystic Eagle	2013	63,301	Jul 2021	$18,800

New London Eagle	2015	63,140	Jul 2021	$25,000

Nighthawk	2011	57,809	Mar 2022	$16,250

Oriole	2011	57,809	Jul 2021	Voyage

Oslo Eagle	2015	63,655	Jul 2021	Voyage

Owl	2011	57,809	Aug 2021	$28,500

Petrel Bulker	2011	57,809	Jul 2021	$30,250

Puffin Bulker	2011	57,809	Jul 2021	Voyage

Roadrunner Bulker	2011	57,809	Jul 2021	Drydock	(2)

Rotterdam Eagle	2017	63,629	Aug 2021	$29,000

Rowayton Eagle	2013	63,301	Jul 2021	$25,000	(3)

Sandpiper Bulker	2011	57,809	Aug 2021	$26,000

Sankaty Eagle	2011	58,018	Jul 2021	Voyage

Santos Eagle	2015	63,537	Jul 2021	$23,000	(4)

Shanghai Eagle	2016	63,438	Jul 2021	$28,500

Singapore Eagle	2017	63,386	Nov 2021	$24,000

Southport Eagle	2013	63,301	Jul 2021	Voyage

Stamford Eagle	2016	61,530	Jul 2021	$28,100

Stellar Eagle	2009	55,989	Aug 2021	Voyage

Stockholm Eagle	2016	63,275	Jul 2021	$30,000

Stonington Eagle	2012	63,301	Aug 2021	$20,000

Sydney Eagle	2015	63,529	Jul 2021	$14,500

Tern	2003	50,209	Jul 2021	$22,000

Westport Eagle	2015	63,344	Sep 2021	Voyage
(1)The vessel is contracted to continue the existing time charter at an increased daily rate of $17,000 after July 11, 2021.
(2)The vessel is at a shipyard undergoing drydock repairs as of June 30, 2021.
(3)The vessel is contracted to continue the existing time charter at an increased daily rate of $30,000 after July 7, 2021.
(4)The vessel is contracted to continue the existing time charter at an increased daily rate of $24,500 after July 15, 2021.

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

During the second quarter of 2021, freight markets saw a strong rebound as demand for commodities recovered. The gross BSI averaged $25,407/day during the second quarter of 2021, up 55% as compared to the first quarter of 2021. The second quarter financial results were not materially impacted by COVID-19 as we saw an increase in shipping revenues and resulting improvement in the profitability. However, our vessels experienced some delays in drydocking as well as an increase in related drydocking costs. Our vessel operating expenses specifically crew change costs continue to be impacted by COVID-19. The charter hire rates for the third quarter are trending higher with the forward curve showing rates of $33,050/day.

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

Results of Operations for the three and six months ended June 30, 2021:
Fleet Data
    We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Ownership Days	4,511	4,550	8,710	9,100
Chartered-in Days	497	525	1,155	1,129
Available Days	4,824	5,007	9,472	9,878
Operating Days	4,778	4,962	9,400	9,793
Fleet Utilization (%)	99.0%	99.1%	99.2%	99.1%
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
•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys and other reasons which prevent the vessel from performing under the relevant charter party such as surveys, medical events, stowaway disembarkation, etc. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six months ended June 30, 2021, the Company completed drydock for four vessels and one vessel was in drydock as of June 30, 2021.
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

The following table represents Net charter hire income (a non-GAAP measure) for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues, net	$129,850,586	$57,391,784	$226,422,754	$131,770,103
Less: Voyage expenses	24,522,734	23,767,747	51,137,653	50,332,105
Less: Charter hire expenses	6,169,544	4,719,367	14,649,764	10,760,306
Net charter hire income	$99,158,308	$28,904,670	$160,635,337	$70,677,692

% Net charter hire income from
Time charters	55%	51%	51%	52%
Voyage charters	45%	49%	49%	48%

Net income/(loss)
For the three months ended June 30, 2021, the Company reported net income of $9.2 million, or basic and diluted income of $0.76 per share and $0.74 per share, respectively. In the comparable quarter of 2020, the Company reported a net loss of $20.5 million, or basic and diluted loss of $1.99 per share.
For the six months ended June 30, 2021, the Company reported net income of $19.1 million, or basic and diluted income of $1.60 per share and $1.58 per share, respectively, compared to a net loss of $24.0 million, or basic and diluted loss of $2.34 per share for the six months ended June 30, 2020.
Revenues
    Our revenues are derived from time and voyage charters. Net time and voyage charter revenues for the three months ended June 30, 2021 were $129.9 million compared with $57.4 million recorded in the comparable quarter in 2020. The increase in revenues was primarily attributable to higher charter rates as a result of the market recovery with increase in demand for drybulk products offset by a decrease in available days due to fewer owned days.
Net time and voyage charter revenues for the six months ended June 30, 2021 and 2020 were $226.4 million and $131.8 million, respectively. The increase in revenues was primarily due to higher charter rates offset by a decrease in available days due to fewer owned days.

Voyage expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel owner's account. Voyage expenses for the three months ended June 30, 2021 and 2020 were $24.5 million and $23.8 million, respectively. The increase in voyage expenses was primarily due to an increase in broker commission expense as a result of the increase in revenues.
Voyage expenses for the six months ended June 30, 2021 and 2020 were $51.1 million and $50.3 million, respectively. The increase in voyage expenses was primarily due to an increase in bunker consumption expense as bunker fuel prices increased in the current year compared to prior year and an increase in broker commission expense as a result of the increase in Revenues.
Vessel operating expenses
Vessel operating expenses for the three months ended June 30, 2021 were $23.7 million compared to $20.2 million in the comparable quarter in 2020. The increase in vessel operating expenses was primarily attributable to increases in lubes expense as a result of an increase in prices as well as higher inventory levels and vessel start-up expenses as the Company purchased three vessels in the second quarter of 2021. The Company continues to incur higher costs related to crew changes due to the ongoing COVID-19 pandemic. The ownership days for the three months ended June 30, 2021 and 2020 were 4,511 and 4,550, respectively.
Vessel expenses for the six months ended June 30, 2021 and 2020 were $45.2 million and $43.9 million, respectively. The increase in vessel expenses was primarily attributable to an increase in lubes expense as a result of an increase in prices as well as higher inventory levels and vessel start-up expenses as the Company purchased six vessels in the first half of 2021, offset by a decrease in ownership days. The ownership days for the six months ended June 30, 2021 and 2020 were 8,710 and 9,100, respectively.
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

Charter hire expenses
The charter hire expenses for the three months ended June 30, 2021 were $6.2 million compared to $4.7 million in the comparable quarter in 2020. The increase in charter hire expenses was principally due to an increase in charter hire rates due to improvement in the charter hire market, offset by a marginal decrease in chartered-in days. The total chartered-in days for the three months ended June 30, 2021 were 497 compared to 525 for the comparable quarter in the prior year. The Company currently charters in three Ultramax vessels on a long term basis with remaining lease terms of approximately one year.
The charter hire expenses for the six months ended June 30, 2021 and 2020 were $14.6 million and $10.8 million, respectively. The increase in charter hire expenses was primarily due to an increase in charter hire rates due to improvement in the charter hire market and an increase in the number of chartered-in days. The total chartered-in days for the six months ended June 30, 2021 and 2020 were 1,155 and 1,129, respectively.
Depreciation and amortization

For the three months ended June 30, 2021 and 2020, total depreciation and amortization expense was $13.1 million and $12.5 million, respectively. Total depreciation and amortization expense for the three months ended June 30, 2021 includes $11.0 million of vessel and other fixed assets depreciation and $2.1 million relating to the amortization of deferred drydocking costs.

Comparable amounts for the three months ended June 30, 2020 were $10.7 million of vessel and other fixed assets depreciation and $1.8 million of amortization of deferred drydocking costs.
For the six months ended June 30, 2021 and 2020, total depreciation and amortization expense was $25.6 million and $25.0 million, respectively. Total depreciation and amortization expense for the six months ended June 30, 2021 includes $21.5 million of vessel and other fixed asset depreciation and $4.1 million relating to the amortization of deferred drydocking costs. Comparable amounts for the six months ended June 30, 2020 were $21.3 million of vessel and other fixed asset depreciation and $3.7 million of amortization of deferred drydocking costs.
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
General and administrative expenses for the three months ended June 30, 2021 and 2020 were $7.9 million and $6.8 million, respectively. General and administrative expenses include a stock-based compensation component of $0.6 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. The increase in general and administrative expenses relates to an increase in office expenses as our employees returned to our offices, compensation expenses and legal and professional fees.
General and administrative expenses for the six months ended June 30, 2021 and 2020 were $15.6 million and $14.7 million, respectively. These general and administrative expenses include a stock-based compensation component of $1.5 million and $1.6 million for 2021 and 2020, respectively. The increase in general and administrative expenses relates to an increase in office expenses as our employees returned to our offices, compensation expenses and legal and professional fees.
Other operating expense
Other operating expense for the three and six months ended June 30, 2021 was $0.6 million and $1.5 million, respectively. In March 2021, the U.S. government began investigating an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The Company posted a surety bond as security for any fines and penalties. Other operating expense consists of expenses incurred relating to this incident, which include legal fees, surety bond expenses, vessel offhire, crew changes and travel costs.
Interest expense
Our interest expense for the three months ended June 30, 2021 and 2020 was $8.8 million and $8.7 million, respectively.
The interest expense for the six months ended June 30, 2021 and 2020 was $17.1 million and $17.9 million, respectively. The decrease in interest expense was primarily due to a decrease in outstanding debt under the Norwegian Bond Debt and a decrease in interest rates on the New Ultraco Debt Facility.
Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the three months ended June 30, 2021 and 2020, the amortization of debt issuance costs was $1.8 million and $1.5 million, respectively. For the six months ended June 30, 2021 and 2020, the amortization of debt issuance costs was $3.5 million and $3.0 million, respectively. The interest expense for the three and six months ended June 30, 2021 includes $1.1 million and $2.1 million, respectively of interest expense representing the amortization of the equity component of the Convertible Bond Debt. Please refer to Note 4 Debt to the condensed consolidated financial statements for further information.

Realized and unrealized loss/(gain) on derivative instruments, net
Realized and unrealized loss/(gain) on derivative instruments, net for the three months ended June 30, 2021 and 2020 was $35.9 million and $0.9 million, respectively. The increase in realized and unrealized losses on derivative instruments was primarily due to the sharp increase in charter hire rates.
Realized and unrealized loss on derivative instruments, net for the six months ended June 30, 2021 was $36.6 million compared to a realized and unrealized gain on derivatives instruments, net of $7.0 million for the six months ended June 30, 2020. The increase in realized and unrealized losses on derivative instruments was primarily due to the sharp increase in charter hire rates. Please refer to Note 5 Derivative Instruments to the condensed consolidated financial statements for further information.
Effects of Inflation

We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash provided by/(used in) operating activities	$30,585,379	$(15,173,185)
Net cash used in investing activities	(86,503,299)	(19,263,564)
Net cash provided by financing activities	50,868,477	73,913,522
Net (decrease)/increase in cash, cash equivalents and restricted cash	(5,049,443)	39,476,773
Cash, cash equivalents and restricted cash at beginning of period	88,848,771	59,130,285
Cash, cash equivalents and restricted cash at end of period	$83,799,328	$98,607,058

Net cash provided by operating activities during the six months ended June 30, 2021 was $30.6 million compared to net cash used in operating activities of $15.2 million for the six months ended June 30, 2020. The cash flows from operating activities increased as compared to the same period in the prior year primarily due to the increase in charter hire rates.
Net cash used in investing activities during the six months ended June 30, 2021 and 2020 was $86.5 million and $19.3 million, respectively. During the six months ended June 30, 2021, the Company purchased six vessels for $77.8 million and paid $5.3 million as advances for the purchase of three additional vessels to be delivered in the third quarter of 2021. The Company paid $2.4 million for the purchase of ballast water treatment systems on our fleet. The Company also received insurance proceeds of $0.2 million for hull and machinery claims. Additionally, the Company paid $1.2 million for vessel improvements. Please refer to Note 3 Vessels to the condensed consolidated financial statements for further information.
Net cash provided by financing activities during the six months ended June 30, 2021 and 2020 was $50.9 million and $73.9 million, respectively. During the six months ended June 30, 2021, the Company received $55.0 million in proceeds from the revolver loan under the New Ultraco Debt Facility, $11.0 million in proceeds from the New Ultraco Debt Facility, $24.0 million in proceeds from the Holdco Revolving Credit Facility and $27.4 million in net proceeds from the ATM Offering. The Company repaid $15.9 million of the New Ultraco Debt Facility, $4.0 million of the Norwegian Bond Debt, $30.0 million of the revolver loan under the New Ultraco Debt Facility and $15.0 million of the revolver loan under the Super Senior Facility. The Company also paid $1.0 million to settle net share equity awards. Additionally, the Company paid $0.2 million to the lenders of the Holdco Revolving Credit Facility, $0.2 million to the lenders of the New Ultraco Debt Facility and $0.3 million of financing costs related to the equity offerings in December 2020.
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

Summary of Liquidity and Capital Resources

    As of June 30, 2021, our cash and cash equivalents including restricted cash was $83.8 million, compared to $88.8 million at December 31, 2020. The Company had restricted cash of $4.5 million and $18.9 million as of June 30, 2021 and December 31, 2020, respectively.
In addition, as of June 30, 2021, we had $56.0 million in undrawn revolver facilities available under the New Ultraco Debt Facility, Super Senior Facility and the Holdco Revolving Credit Facility.
As of June 30, 2021, the Company’s debt consisted of $176.0 million in outstanding bonds under the Norwegian Bond Debt, net of $2.0 million of debt discount and debt issuance costs, the New Ultraco Debt Facility of $161.5 million, net of $3.0 million of debt discount and debt issuance costs, the revolver loan under the New Ultraco Debt Facility of $25.0 million, the Convertible Bond Debt of $114.1 million, net of $15.4 million of debt discount and issuance costs, and the Holdco Revolving Credit Facility of $24.0 million, net of $0.3 million of debt issuance costs.
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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. During the six months ended June 30, 2021, four of our vessels completed drydock and one vessel was in drydock as of June 30, 2021, and we incurred drydocking expenditures of $6.4 million. In the six months ended June 30, 2020, four of our vessels completed drydock and we incurred drydocking expenditures of $6.6 million.
The following table represents certain information about the estimated costs for anticipated vessel drydockings, ballast water treatment systems, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs (1) (in millions)
Quarter Ending	Off-hire Days(2)	BWTS	Drydocks	Vessel Upgrades(3)
September 30, 2021	283	$3.0	$6.6	$1.2
December 31, 2021	278	2.6	5.3	1.0
March 31, 2022	152	1.8	1.4	0.4
June 30, 2022	118	0.3	1.2	0.4

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
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive income/(loss) (unaudited) for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
Date: August 6, 2021
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: August 6, 2021