Form 10-Q
period 2021-09-30
Eagle Bulk Shipping Inc.
filed 2021-11-08
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Number of shares of registrant’s common stock outstanding as of November 5, 2021: 13,590,961

Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company's issued and outstanding shares of common stock, par value $0.01 per share, as previously approved by our Board of Directors (the "Board of Directors") and our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and the number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references to common stock and all per share data relating to periods prior to the Reverse Stock Split that are contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 (the "Quarterly Report on Form 10-Q") have been retrospectively adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.
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

PART I: FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in U.S. dollars except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$100,011,694	$69,927,594
Restricted cash - current	25,557,674	18,846,177
Accounts receivable, net of a reserve of $2,169,958 and $2,357,191, respectively	24,243,815	13,843,480
Prepaid expenses	4,638,401	3,182,815
Inventories	17,091,901	11,624,833
Collateral on derivatives	31,369,664	—
Other current assets	1,689,972	839,881
Total current assets	204,603,121	118,264,780
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $206,815,553 and $177,771,755, respectively	898,405,068	810,713,959
Advance for vessel purchase	2,200,000	3,250,000
Operating lease right-of-use assets	22,845,697	7,540,871
Other fixed assets, net of accumulated depreciation of $1,346,243 and $1,137,562, respectively	309,625	489,179
Restricted cash - noncurrent	75,000	75,000
Deferred drydock costs, net	28,343,436	24,153,776
Advances for ballast water systems and other assets	5,875,314	2,639,491
Total noncurrent assets	958,054,140	848,862,276
Total assets	$1,162,657,261	$967,127,056
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,169,624	$10,589,970
Accrued interest	7,075,532	4,690,135
Other accrued liabilities	14,660,495	11,747,064
Fair value of derivatives - current	24,381,090	481,791
Current portion of operating lease liabilities	21,094,309	7,615,371
Unearned charter hire revenue	17,045,647	8,072,295
Holdco Revolving Credit Facility, net of debt issuance costs	23,821,677	—
Current portion of long-term debt	42,666,521	39,244,297
Total current liabilities	165,914,895	82,440,923
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	166,351,589	169,290,230
Super Senior Facility, net of debt issuance costs	—	14,896,357
New Ultraco Debt Facility, net of debt issuance costs	121,182,097	132,083,949
Convertible Bond Debt, net of debt discount and debt issuance costs	99,813,315	96,660,485
Fair value of derivatives - noncurrent	—	650,607
Noncurrent portion of operating lease liabilities	1,744,619	686,422
Total noncurrent liabilities	389,091,620	414,268,050
Total liabilities	555,006,515	496,708,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 12,863,998 and 11,661,797 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	128,640	116,618
Additional paid-in capital	982,652,311	943,571,685
Accumulated deficit	(374,722,217)	(472,137,822)
Accumulated other comprehensive loss	(407,988)	(1,132,398)
Total stockholders' equity	607,650,746	470,418,083
Total liabilities and stockholders' equity	$1,162,657,261	$967,127,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)
(in U.S. dollars except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues, net	$183,392,700	$68,182,301	$409,815,454	$199,952,404

Voyage expenses	30,272,949	19,627,919	81,410,602	69,960,025
Vessel operating expenses	28,125,682	21,748,531	73,323,785	65,680,913
Charter hire expenses	10,723,737	5,060,503	25,373,501	15,820,809
Depreciation and amortization	13,570,361	12,617,803	39,187,344	37,587,477
General and administrative expenses	7,948,037	7,995,715	23,559,217	22,724,190
Other operating expense	791,572	—	2,311,816	—
Operating lease impairment	—	—	—	352,368
(Gain)/loss on sale of vessel	(3,962,093)	389,207	(3,962,093)	389,207
Total operating expenses	87,470,245	67,439,678	241,204,172	212,514,989
Operating income/(loss)	95,922,455	742,623	168,611,282	(12,562,585)
Interest expense	8,511,117	8,954,200	25,561,676	26,883,094
Interest income	(19,533)	(23,644)	(52,831)	(236,633)
Loss on debt extinguishment	99,033	—	99,033	—
Realized and unrealized loss/(gain) on derivative instruments, net	8,990,568	2,971,353	45,587,799	(4,030,674)
Total other expense, net	17,581,185	11,901,909	71,195,677	22,615,787
Net income/(loss)	$78,341,270	$(11,159,286)	$97,415,605	$(35,178,372)

Weighted average shares outstanding:
Basic	12,802,401	10,279,698	12,237,288	10,274,906
Diluted	15,936,374	10,279,698	15,354,481	10,274,906

Per share amounts
Basic income/(loss)	$6.12	$(1.09)	$7.96	$(3.42)
Diluted income/(loss)	$4.92	$(1.09)	$6.34	$(3.42)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive income/(loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income/(loss)	$78,341,270	$(11,159,286)	$97,415,605	$(35,178,372)

Other comprehensive income/(loss):
Net unrealized gain/(loss) on cash flow hedges	80,206	(203,590)	724,410	(1,124,745)

Comprehensive income/(loss)	$78,421,476	$(11,362,876)	$98,140,015	$(36,303,117)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in U.S. dollars except share and per share data)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance at December 31, 2020	11,661,797	$116,618	$943,571,685	$(472,137,822)	$(1,132,398)	$470,418,083
Net income		—	—	9,849,310	—	9,849,310
Issuance of shares due to vesting of restricted shares	71,146	711	(711)	—	—	—
Unrealized gain on cash flow hedges	—	—	—	—	599,884	599,884
Fees for equity offerings	—	—	(31,830)	—	—	(31,830)
Cash used to settle net share equity awards	—	—	(811,456)	—	—	(811,456)
Stock-based compensation	—	—	871,943	—	—	871,943
Balance at March 31, 2021	11,732,943	$117,329	$943,599,631	$(462,288,512)	$(532,514)	$480,895,934
Net income	—	—	—	9,225,025	—	9,225,025
Issuance of shares due to vesting of restricted shares	2,773	27	(27)	—	—	—
Issuance of shares upon conversion of warrants (1)	432,037	4,322	8,370,976	—	—	8,375,298
Issuance of shares from ATM Offering, net of commissions and issuance costs	581,385	5,814	27,278,103	—	—	27,283,917
Issuance of shares upon exercise of stock options	4,117	41	22,183	—	—	22,224
Unrealized gain on cash flow hedges	—	—	—	—	44,320	44,320
Cash used to settle net share equity awards	—	—	(174,230)	—	—	(174,230)
Stock-based compensation	—	—	585,868	—	—	585,868
Balance at June 30, 2021	12,753,255	$127,533	$979,682,504	$(453,063,487)	$(488,194)	$526,258,356
Net income	—	—	—	78,341,270	—	78,341,270
Issuance of shares upon conversion of Convertible Bond Debt	25	—	982	—	—	982
Issuance of shares upon conversion of warrants (1)	109,861	1,099	2,303,591	—	—	2,304,690
Issuance of shares upon exercise of stock options	857	8	33,346	—	—	33,354
Unrealized gain on cash flow hedges	—	—	—	—	80,206	80,206
Issuance costs for ATM Offering	—	—	(145,580)			(145,580)
Stock-based compensation	—	—	777,468	—	—	777,468
Balance at September 30, 2021	12,863,998	$128,640	$982,652,311	$(374,722,217)	$(407,988)	$607,650,746
(1) Please see Note 3 Vessels for additional information.

	Common Stock*	Common Stock Amount*	Additional Paid-in Capital*	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
Balance at December 31, 2019	10,214,600	$102,146	$918,475,145	$(437,074,354)	$—	$481,502,937
Net loss	—	—	—	(3,527,759)	—	(3,527,759)
Issuance of shares due to vesting of restricted shares	62,526	626	(626)	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	(271,868)	(271,868)
Cash used to settle net share equity awards	—	—	(1,161,301)	—	—	(1,161,301)
Stock-based compensation	—	—	836,200	—	—	836,200
Balance at March 31, 2020	10,277,126	$102,772	$918,149,418	$(440,602,113)	$(271,868)	$477,378,209
Net loss	—	—	—	(20,491,327)	—	(20,491,327)
Issuance of shares due to vesting of restricted shares	2,572	26	(26)	—	—	—
Unrealized loss on cash flow hedges	—	—	—	—	(649,287)	(649,287)
Stock-based compensation	—	—	723,223	—	—	723,223
Balance at June 30, 2020	10,279,698	$102,798	$918,872,615	$(461,093,440)	$(921,155)	$456,960,818
Net loss	—	—	—	(11,159,286)	—	(11,159,286)
Cash used to settle fractional shares in the Reverse Stock Split	—	—	(12,513)	—	—	(12,513)
Unrealized loss on cash flow hedges	—	—	—	—	(203,590)	(203,590)
Stock-based compensation	—	—	741,021	—	—	741,021
Balance at September 30, 2020	10,279,698	$102,798	$919,601,123	$(472,252,726)	$(1,124,745)	$446,326,450

*Adjusted to give effect for the 1-for-7 reverse stock split that became effective as of September 15, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income/(loss)	$97,415,605	$(35,178,372)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	32,951,082	32,085,266
Amortization of operating lease right-of-use assets	10,535,980	9,388,238
Amortization of deferred drydocking costs	6,236,262	5,502,211
Amortization of debt discount and debt issuance costs	5,442,978	4,654,871
Loss on debt extinguishment	99,033	—
(Gain)/loss on sale of vessel	(3,962,093)	389,207
Operating lease impairment	—	352,368
Net unrealized loss on fair value of derivatives	24,193,472	2,677,003
Stock-based compensation expense	2,235,279	2,300,444
Drydocking expenditures	(10,736,908)	(10,830,172)
Changes in operating assets and liabilities:
Accounts payable	4,638,944	(4,135,537)
Accounts receivable	(10,645,335)	2,956,653
Accrued interest	2,385,397	1,850,383
Inventories	(5,467,068)	4,130,347
Operating lease liabilities current and noncurrent	(11,303,671)	(9,915,541)
Collateral on derivatives	(31,369,664)	—
Fair value of derivatives, other current and noncurrent assets	(1,149,973)	(5,905,400)
Other accrued liabilities	1,897,863	(5,872,683)
Prepaid expenses	(1,455,586)	1,906,748
Unearned charter hire revenue	8,973,352	1,296,976
Net cash provided by/(used in) operating activities	120,914,949	(2,346,990)

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(109,384,938)	(605,660)
Advance for vessel purchase	(2,200,000)	—
Purchase of scrubbers and ballast water systems	(4,557,463)	(25,224,068)
Proceeds from hull and machinery insurance claims	245,000	3,749,779
Proceeds from sale of vessel	9,159,077	4,594,081
Purchase of other fixed assets	(29,127)	(43,659)
Net cash used in investing activities	(106,767,451)	(17,529,527)

Cash flows from financing activities:
Proceeds from New Ultraco Debt Facility	16,500,000	22,550,000
Repayment of Norwegian Bond Debt	(4,000,000)	(4,000,000)
Repayment of term loan under New Ultraco Debt Facility	(24,258,223)	(20,923,319)
Repayment of revolver loan under New Ultraco Debt Facility	(55,000,000)	(20,000,000)
Repayment of revolver loan under Super Senior Facility	(15,000,000)	—
Proceeds from revolver loan under New Ultraco Debt Facility	55,000,000	55,000,000
Proceeds from revolver loan under Super Senior Facility	—	15,000,000
Proceeds from Holdco Revolving Credit Facility	24,000,000	—
Proceeds from issuance of shares under ATM Offering, net of commissions	27,242,417	—
Cash received from exercise of stock options	55,578	—
Cash used to settle net share equity awards	(985,686)	(1,161,301)
Equity offerings issuance costs	(291,830)	—
Debt issuance costs paid to lenders on New Ultraco Debt Facility	(328,241)	(381,471)
Debt issuance costs paid to lenders of Holdco Revolving Credit Facility	(285,893)	—
Cash used to settle fractional shares	—	(12,513)
Cash paid to bondholder upon conversion of Convertible Bond Debt	(23)	—
Other financing costs	—	(44,104)
Net cash provided by financing activities	22,648,099	46,027,292
Net increase in cash, cash equivalents and restricted cash	36,795,597	26,150,775
Cash, cash equivalents and restricted cash at beginning of period	88,848,771	59,130,285
Cash, cash equivalents and restricted cash at end of period	$125,644,368	$85,281,060
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$17,462,440	$20,377,697
Accruals for vessel purchases and vessel improvements included in Other accrued liabilities	$499,578	$—
Accruals for scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$3,258,545	$5,915,948
Accrual for issuance costs for ATM Offering included in Other accrued liabilities	$104,080	$—
Accruals for debt issuance costs included in Accounts payable and Other accrued liabilities	$508,768	$200,000

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
As of September 30, 2021, the Company owned and operated a modern fleet of 52 oceangoing vessels, including 27 Supramax and 25 Ultramax vessels with a combined carrying capacity of 3,128,107 deadweight tonnage ("dwt") and an average age of approximately 9.1 years. Additionally, the Company charters-in four Ultramax vessels on a long term basis with remaining lease term of approximately one year each and also charters-in vessels on a short term basis for a period less than one year.
For the three and nine months ended September 30, 2021 and 2020, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
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
In March 2021, the Company entered into an at market issuance sales agreement with B. Riley Securities, Inc., BTIG, LLC and Fearnley Securities, Inc., as sales agents (each, a “Sales Agent” and collectively, the “Sales Agents”), to sell shares of common stock, par value $0.01 per share, of the Company with aggregate gross sales proceeds of up to $50.0 million, from time to time through an “at-the-market” offering program (the “ATM Offering”). During the second quarter of 2021, the Company sold and issued an aggregate of 581,385 shares at a weighted-average sales price of $47.97 per share under the ATM Offering for aggregate net proceeds of $27.2 million after deducting sales agent commissions and other offering costs. The proceeds were used for partial financing of vessel acquisitions and other corporate purposes.
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

    The adoption of ASC 842 did not materially impact our accounting for time charter-out contracts. The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of Revenues, net in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020.

Time charter-in contracts

    The Company charters in vessels to supplement our own fleet and employs them both on time charters and voyage charters. The time charter-in contracts range in lease terms from 30 days to 1 year. The Company elected the practical expedient of ASC 842 that allows for time charter-in contracts with an initial lease term of less than 12 months to be excluded from the operating lease right-of-use assets and lease liabilities recognized on our Condensed Consolidated Balance Sheet as of January 1, 2019. The Company recognized the operating lease right-of-use assets and the corresponding lease liabilities on the Condensed Consolidated Balance Sheet for time charter-in contracts greater than 12 months on the date of adoption of ASC 842. The Company will continue to recognize the lease payments for all operating leases as charter hire expenses on the condensed consolidated statements of operations on a straight-line basis over the lease term.

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

    As of September 30, 2021, the Company had time charter-in contracts for four Ultramax vessels which are greater than 12 months. A brief description of each of these contracts is below:

    (i) The Company entered into an agreement effective April 28, 2017, to charter-in a 61,400 dwt, 2013 built Japanese vessel for approximately four years with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. In addition, the Company’s fair value below contract value of time charters acquired of $1.8 million as of December 31, 2018, which related to the unamortized value of a prior charter with the same counterparty that had been recorded at the time of the Company’s emergence from bankruptcy, was offset against the corresponding right of use asset on this lease as of January 1, 2019. On July 8, 2021, the Company exercised its option to extend the charter for another year at a hire rate of $13,800 per day. The Company has increased the lease liability and the corresponding right-of-use asset by $5.0 million to reflect the extended lease term in its Condensed Consolidated Balance Sheet as of September 30, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of July 8, 2021 was 1.36%.
    (ii) On May 4, 2018, the Company entered into an agreement to charter-in a 61,425 dwt 2013 built Ultramax vessel for three years with an option for an additional two years. The hire rate for the first three years is $12,700 per day and $13,750 per day for the first year option and $14,750 per day for the second year option. The Company took delivery of the vessel in the third quarter of 2018. During the second quarter of 2021, the Company decided to extend the lease term to its maximum redelivery date allowed under the charter party. Additionally, on June 28, 2021, the Company exercised its option to extend the charter for another year until October 19, 2022 at a hire rate of $13,750 per day. The Company has increased the lease liability and the corresponding right-of-use asset by $5.8 million to reflect the extended lease term in its Condensed Consolidated Balance Sheet as of September 30, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of June 28, 2021 was 1.34%.
    (iii) On December 9, 2018, the Company entered into an agreement to charter-in a 62,487 dwt 2016 built Ultramax vessel for two years. The hire rate for the vessel until March 2020 was $14,250 per day and $15,250 per day thereafter. The Company took delivery of the vessel in the fourth quarter of 2018. On December 25, 2019, the Company renegotiated the lease terms for another year at a hire rate of $11,600 per day. The Company accounted for this as a lease modification on December 25, 2019 and increased its lease liability and right-of-use asset on its consolidated balance sheet as of December 31, 2019 by $4.5 million. During the first quarter of 2021, the Company decided to extend the lease term to its maximum redelivery date allowed under the charter party. Therefore, the lease liability and the corresponding right-of-use asset as of March 31, 2021 have been increased by $1.0 million to reflect the change in lease term from minimum redelivery date to maximum redelivery date allowed under the charter party. On May 4, 2021, the Company exercised its option to extend the charter for another year until July 31, 2022 at a hire rate of $12,600 per day. The Company has increased the lease liability and the corresponding right-of-use asset by $4.3 million to reflect the extended lease term in its Condensed Consolidated Balance Sheet as of September 30, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of May 4, 2021 was 1.38%.
(iv) On December 22, 2020, the Company entered into an agreement to charter-in a 63,634 dwt 2021 built Ultramax vessel for twelve months with an option for an additional three months at a hire rate of $5,900 per day plus 57% of the Baltic Supramax Index ("BSI") 58 average of 10 time charter routes as published by the Baltic Exchange each business day. Additionally, following the initial fifteen month period the Company has an additional option to extend for a period of eleven to thirteen months at an increased rate of $6,500 per day with no change in the rest of the terms. Also, the Company shall share the scrubber benefit with the owners 50% calculated as the price differential between the high sulfur and low sulfur fuel oil based on actual bunker consumption during the lease period. On July 7, 2021, the Company took delivery of the vessel and recorded $9.1 million as lease liability and corresponding right-of-use asset in its Condensed Consolidated Balance Sheet as of September 30, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of July 7, 2021 was 1.33%.
Office leases

    On October 15, 2015, the Company entered into a commercial lease agreement as a sublessee for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by cash collateral of $0.1 million which is recorded as Restricted cash - noncurrent in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.
In November 2018, the Company entered into an office lease agreement in Singapore, which was initially set to expire in October 2021, with an average annual rent of $0.3 million. On August 17, 2021, the Company renewed the lease on the existing office space for an additional 5 years with an average annual rent of $0.4 million. The Company increased the lease liability and the corresponding right-of-use asset by $1.3 million in its Condensed Consolidated Balance Sheet as of September 30, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating as of August 17, 2021 was 3.09%.
Additionally, the Company entered into a new lease agreement for an additional office space in Singapore for 4.9 years beginning in the second quarter of 2022 with an average annual rent of $0.2 million. The Company is expected to take possession in the second quarter of 2022. No right-of-use asset or corresponding liability has been recognized in the Consolidated Balance Sheet as of September 30, 2021 since the Company did not take the possession of the office space and the lease term has not begun yet.
The Company determined the two office leases which terms have begun to be operating leases and recorded the lease expense as part of General and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020.
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

Operating lease right-of-use assets and lease liabilities as of September 30, 2021 and December 31, 2020 are as follows:

Description	Location in Balance Sheet	September 30, 2021 (1)	December 31, 2020 (1)
Noncurrent assets:
Chartered-in contracts greater than 12 months	Operating lease right-of-use assets	$20,712,287	$6,207,253
Office leases	Operating lease right-of-use assets	2,133,410	1,333,618
Operating lease right-of-use assets		$22,845,697	$7,540,871

Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$20,451,549	$6,974,943
Office leases	Current portion of operating lease liabilities	642,760	640,428
Lease liabilities - current portion		$21,094,309	$7,615,371

Chartered-in contracts greater than 12 months	Noncurrent portion of operating lease liabilities	$253,970	$—
Office leases	Noncurrent portion of operating lease liabilities	$1,490,649	$686,422
Lease liabilities - noncurrent portion		$1,744,619	$686,422

(1) The Operating lease right-of-use assets and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 1.33% to 6.08%. The weighted average discount rate used to calculate the lease liability was 1.67%.

The table below presents the components of the Company’s lease expenses and sublease income on a gross basis earned from chartered-in contracts greater than 12 months for the three and nine months ended September 30, 2021 and 2020.

		Three Months Ended		Nine Months Ended
Description	Location in Statement of Operations	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$5,856,694	$2,560,224	$13,511,509	$6,348,081
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	4,867,043	2,500,279	11,861,992	9,472,728
	Total charter hire expenses	$10,723,737	$5,060,503	$25,373,501	$15,820,809

Lease expense for office leases	General and administrative expenses	188,880	185,525	465,269	548,349

Sublease income from chartered-in contracts greater than 12 months *	Revenues, net	$7,550,105	$1,308,833	$14,303,242	$6,598,871

* The sublease income represents only time charter revenue earned on the chartered-in contracts with terms more than 12 months. There is additional revenue earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020.

The cash paid for operating leases with terms greater than 12 months is $5.4 million and $12.2 million for the three and nine months ended September 30, 2021, respectively.

The cash paid for operating leases with terms greater than 12 months is $2.9 million and $9.9 million for the three and nine months ended September 30, 2020, respectively.

On September 6, 2021, the Company entered into an agreement to charter-in a 2021 built Ultramax vessel for a period of a minimum of twelve months and a maximum of fifteen months at a hire rate of $11,250 per day plus 57.5% of the BSI 58 average of 10 time charter routes published by the Baltic Exchange each business day. The Company has the option to extend the lease term for another year, during which time the fixed hire rate decreases to $10,750 per day with no change to the remaining terms. The vessel is expected to be delivered to the Company in the second quarter of 2022.

The weighted average remaining lease term on our operating lease contracts greater than 12 months is 14.84 months.

The table below provides the total amount of remaining lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of September 30, 2021:

Year	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases

Discount rate upon adoption	5.37%	5.80%	5.48%

Three months ending December 31, 2021	$5,675,982	$176,751	$5,852,733
2022	15,096,117	748,243	15,844,360
2023	—	510,074	510,074
2024	—	265,922	265,922
2025	—	265,195	265,195
2026	—	265,195	265,195
2027	—	53,766	53,766
	$20,772,099	$2,285,146	$23,057,245

Present value of lease liability

Lease liabilities - short term	$20,451,549	$642,760	$21,094,309
Lease liabilities - long term	253,970	1,490,649	1,744,619
Total lease liabilities	$20,705,519	$2,133,409	$22,838,928

Discount based on incremental borrowing rate	$66,580	$151,737	$218,317

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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three and nine months ended September 30, 2021 was $8.6 million and $16.8 million, respectively. The amount of revenue earned as demurrage or despatch paid by the Company for the three and nine months ended September 30, 2020 was $0.6 million and $4.6 million, respectively.
The following table shows the revenues earned from time charters and voyage charters for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Time charters	$91,652,577	$25,279,434	$180,385,272	$73,798,878
Voyage charters	91,740,123	42,902,867	229,430,182	126,153,526
	$183,392,700	$68,182,301	$409,815,454	$199,952,404
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a Current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of September 30, 2021 and December 31, 2020, the Company recognized $0.5 million of deferred costs which represents bunker expenses and charter-hire expenses incurred prior to commencement of loading. These costs are recorded in Other current assets on the Condensed Consolidated Balance Sheets.
Financial Instruments - Credit Losses
On January 1, 2020, the Company adopted ASC 2016-13, "Financial Instruments - Credit Losses" ("ASC 326"). The adoption of ASC 326 primarily impacted our trade receivables recorded on our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expense in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the three and nine months ended September 30, 2021, our assessment considered estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $2.2 million as of September 30, 2021 and $2.4 million as of December 31, 2020.

Note 3. Vessels
Vessel and Vessel Improvements
    As of September 30, 2021, the Company’s owned operating fleet consisted of 52 drybulk vessels.
During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase three high specification scrubber-fitted Ultramax bulkcarriers for a total purchase price of $51.5 million including direct expenses of acquisition. The Company took delivery of the vessels during the first quarter of 2021.
During the first quarter of 2021, the Company entered into another series of memorandum of agreements to purchase four vessels. The first vessel is a high-specification scrubber-fitted Ultramax bulkcarrier for a total purchase price of $15.3 million and warrant for 212,315 common shares of the Company. The remaining three vessels are 2011-built Crown-58 Supramax bulkcarriers that were purchased for a total purchase price of $22.4 million and warrants for 329,583 common shares of the Company. The above mentioned prices include direct expenses of acquisition. Common shares were issuable upon exercise of warrants on a pro-rata basis in connection with each vessel delivery. The warrants were measured at fair value on the date of the memorandum of agreement and recorded as Vessel and vessel improvements on the Condensed Consolidated Balance Sheets when the Company took delivery of the vessels. The fair value of the warrants for the total of 541,898 common shares was approximately $10.7 million as of the date of the memorandum of agreements for each vessel. The Company took delivery of the four vessels during the second and third quarters of 2021 and issued 541,898 shares of common stock upon conversion of outstanding warrants.
During the second quarter of 2021, the Company entered into memorandum of agreements to acquire two high-specification 2015-built scrubber-fitted Ultramax bulkcarriers for a total consideration of $44.0 million. This acquisition was partially financed with cash on hand, which included proceeds raised from equity issued under the Company's ATM Offering. The Company took delivery of one vessel in the third quarter of 2021 for a total purchase price of $22.2 million including direct expenses of acquisition. The remaining vessel was delivered in October 2021.
On June 1, 2021, the Company signed a memorandum of agreement to sell the vessel Tern for a total net consideration of $9.2 million after commissions and associated selling expenses. The vessel was delivered to the buyer during the third quarter of 2021. The Company recorded a gain of $4.0 million in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. Additionally, the Company wrote off $0.3 million of unamortized drydock costs upon sale of the vessel.
During the third quarter of 2018, the Company entered into a contract for the installation of ballast water treatment systems ("BWTS") on 39 of our owned vessels. The projected cost, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installations during scheduled drydockings. The Company completed installation of BWTS on 17 vessels and recorded $8.5 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheets as of September 30, 2021. Additionally, the Company recorded $5.3 million as advances paid towards installation of BWTS on the remaining vessels as a Noncurrent asset in its Condensed Consolidated Balance Sheets as of September 30, 2021.
The Vessels and vessel improvements activity for the nine months ended September 30, 2021 is below:

Vessels and vessel improvements, at December 31, 2020	$810,713,959
Purchase of vessels and vessel improvements	109,884,516
Advances paid for vessel purchases as of December 31, 2020	3,250,000
Fair value of warrants issued as consideration for vessel purchases	10,679,988
Sale of vessel	(4,885,998)
Scrubbers and BWTS	1,505,004
Depreciation expense	(32,742,401)
Vessels and vessel improvements, at September 30, 2021	$898,405,068

Note 4. Debt

	September 30, 2021	December 31, 2020
Convertible Bond Debt	$114,119,000	$114,120,000
Debt discount and debt issuance costs - Convertible Bond Debt	(14,305,685)	(17,459,515)
Convertible Bond Debt, net of debt discount and debt issuance costs	99,813,315	96,660,485
Norwegian Bond Debt	176,000,000	180,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	(1,648,411)	(2,709,770)
Less: Current portion - Norwegian Bond Debt	(8,000,000)	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	166,351,589	169,290,230
New Ultraco Debt Facility	158,671,371	166,429,594
Debt discount and Debt issuance costs - New Ultraco Debt Facility	(2,822,753)	(3,101,348)
Less: Current portion - New Ultraco Debt Facility	(34,666,521)	(31,244,297)
New Ultraco Debt Facility, net of debt discount and debt issuance costs	121,182,097	132,083,949
Holdco Revolving Credit Facility	24,000,000	—
Debt issuance costs - Holdco Revolving Credit Facility	(178,323)	—
Less: Current portion - Holdco Revolving Credit Facility	(23,821,677)	—
Holdco Revolving Credit Facility, net of debt issuance costs	—	—
Super Senior Facility	—	15,000,000
Debt issuance costs - Super Senior Facility	—	(103,643)
Super Senior Facility, net of debt issuance costs	—	14,896,357
Total long-term debt	$387,347,001	$412,931,021
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

    Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The conversion rate of the Convertible Bond Debt after adjusting for the Reverse Stock Split effected on September 15, 2020 is 25.453 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt (which is equivalent to a conversion price of approximately $39.29 per share of its common stock). During the three months ended September 30, 2021, the Company received a request for conversion of one $1,000 bond and elected to settle by issuance of 25 shares of common stock and $23 cash to the bondholder.

Upon conversion of the remaining bonds, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, to the holder, subject to shareholder approval requirements in accordance with the listing standards of the Nasdaq Global Select Market.

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

Share Lending Agreement

    In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the "Share Lending Agreement") to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, LP, one of the Company’s shareholders. The number of shares under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of September 30, 2021, the fair value of the 0.5 million outstanding loaned shares was $25.8 million based on the closing price of the common stock on September 30, 2021. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

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

New Ultraco Debt Facility

    On January 25, 2019, Ultraco Shipping LLC ("Ultraco"), a wholly-owned subsidiary of the Company, entered into a senior secured credit facility, (the "New Ultraco Debt Facility"), which provides for an aggregate principal amount of $208.4 million, which consists of (i) a term loan facility of $153.4 million (the "Term Facility Loan") and (ii) a revolving credit facility of $55.0 million, of which $55.0 million was available as of September 30, 2021. Subject to certain conditions set forth in the New Ultraco Debt Facility, Ultraco may request an increase of up to $60.0 million in the aggregate principal amount of the Term Facility Loan. Outstanding borrowings under the New Ultraco Debt Facility bear interest at LIBOR plus 2.50% per annum. The Company paid $3.1 million as debt issuance costs to the lenders.

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

On April 20, 2020, Ultraco, the Company, and certain initial and additional guarantors entered into a second amendment to the New Ultraco Debt Facility (the "Second Amendment") to provide for certain amendments to definitions of consolidated interest coverage ratio and consolidated earnings before interest, taxes and depreciation and amortization ("EBITDA"). The amendment provides that the calculation interest coverage ratio does not include amortization of debt discount, debt issuance costs and non-cash interest income. The definition of EBITDA has been updated to exclude stock-based compensation from net income/(loss).

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

On April 5, 2021, Ultraco entered into an Agency Resignation and Appointment Agreement pursuant to which Crédit Agricole Corporate and Investment Bank was appointed as facility agent and security trustee under the New Ultraco Debt Facility and ABN AMRO Capital USA LLC resigned its role as facility agent and security trustee. Additionally, the facility was amended in order to increase the commitments under the existing term loan facility by an amount equal to the lesser of (i) $16,500,000 and (ii) 50% of the aggregate fair market value of any Additional Vessel (as defined under the New Ultraco Debt Facility) and in any case in a maximum borrowed amount of $5,500,000 per Additional Vessel (the “Amendment”). The incremental commitments were secured by acquisitions of M/V Sankaty Eagle, M/V Newport Eagle and M/V Montauk Eagle. In connection with the Amendment, a fee of $0.2 million was paid to the lenders of the New Ultraco Debt Facility. The Company borrowed $16.5 million under the New Ultraco Debt Facility during the second and third quarters of 2021 upon delivery of Sankaty Eagle, Montauk Eagle and Newport Eagle.

The New Ultraco Debt Facility, which was refinanced on October 1, 2021, would have matured on January 25, 2024 (the “New Ultraco Maturity Date”). Pursuant to the terms of the facility, Ultraco was required to repay the aggregate principal amount of $5.1 million in quarterly installments for the first year and $8.7 million in quarterly installments from the second year until the New Ultraco Maturity Date. Additionally, there were semi-annual catch up amortization payments from excess cash flow with a maximum cumulative payable of $4.6 million, with a final balloon payment of all remaining outstanding debt to be made on the New Ultraco Maturity Date.

Ultraco’s obligations under the New Ultraco Debt Facility were secured by, among other items, a first priority mortgage on 29 vessels owned by the Guarantors as identified in the New Ultraco Debt Facility and such other vessels that it may from time to time include with the approval of the Lenders (the “Ultraco Vessels”).

The New Ultraco Debt Facility contained financial covenants requiring the Company, on a consolidated basis excluding Shipco (as defined below) and any of Shipco’s subsidiaries (each, a “Restricted Subsidiary”) and any of the vessels owned by any Restricted Subsidiary, to maintain a minimum amount of free cash or cash equivalents in an amount not less than the greater of (i) $0.6 million per owned vessel and (ii) 7.5% of the total consolidated debt of the Company and its subsidiaries, excluding any Restricted Subsidiary, which currently consists of amounts outstanding under the New Ultraco Debt Facility. The New Ultraco Debt Facility also required the Company to maintain a liquidity reserve of $0.6 million per Ultraco Vessel in an unblocked account. Additionally, the New Ultraco Debt Facility required the Company, on a consolidated basis, excluding any Restricted Subsidiary and the vessels owned by any Restricted Subsidiary, to maintain (i) a ratio of minimum value adjusted tangible equity to total assets ratio of not less than 0.30:1, (ii) a consolidated interest coverage ratio of not less than a range varying from 1.50 to 1.00 to 2.50 to 1.00, and (iii) a positive working capital. The New Ultraco Debt Facility also imposed operating restrictions on Ultraco and the Guarantors. The Company was in compliance with its financial covenants under the New Ultraco Debt Facility as of September 30, 2021.

As noted above, the New Ultraco Debt Facility was refinanced on October 1, 2021. Please see Note 11 Subsequent Events for additional information.

Norwegian Bond Debt

On November 28, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco" or "Issuer") issued $200,000,000 in aggregate principal amount of 8.25% Senior Secured Bonds (the "Bonds" or the "Norwegian Bond Debt"). After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds were approximately $195.0 million. These net proceeds from the Bonds, together with the proceeds from the New First Lien Facility and cash on hand, were used to repay all amounts outstanding, including accrued interest under various debt facilities outstanding at that time and to pay expenses associated with the refinancing transactions. Shipco incurred $1.3 million in other financing costs in connection with the transaction. The Norwegian Bond Debt was repaid in full on October 18, 2021. Prior to being repaid, interest on the Bonds accrued at a rate of 8.25% per annum and the Bonds were set to mature on November 28, 2022. The Norwegian Bond Debt was guaranteed by the Issuer's subsidiaries and secured by mortgages over 19 vessels (the "Shipco Vessels"), pledges of the equity of the Issuer and its subsidiaries and certain assignments.

The Issuer was permitted to redeem some or all of the outstanding Bonds on the terms and conditions and prices set forth in the bond terms. Upon a change of control of the Company, each holder of the Bonds had the right to require that the Issuer purchase all or some of the Bonds held by such holder at a price equal to 101% of the nominal amount, plus accrued interest.

The bond terms contained certain financial covenants that the Issuer’s leverage ratio, defined as the ratio of outstanding bond amount and any drawn amounts under the Super Senior Facility less consolidated cash balance to the aggregate book value of the Shipco Vessels, must not have exceeded 75%, and its subsidiaries’ free liquidity must at all times have been at least $12.5 million. Shipco was in compliance with its financial covenants under the bond terms as of September 30, 2021.

The bond terms also contained certain customary events of default and negative covenants that restricted the Company's and the Issuer's ability to take certain actions.

    During the year ended December 31, 2020, the Company sold five vessels, Goldeneye, Skua, Osprey, Hawk and Shrike for combined net proceeds of $23.2 million. During the years ended December 31, 2019 and 2018, the Company sold five vessels, Kestrel, Thrasher, Condor, Merlin and Thrush for combined net proceeds of $40.4 million. During 2021, the Company sold one vessel for net proceeds of $9.2 million. Pursuant to the bond terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels are to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco and for partial funding of scrubbers. The proceeds were used to purchase two Ultramax vessels for $36.1 million and partial financing of scrubbers for $23.6 million. During the third quarter of 2021, the Company transferred the remaining proceeds from sale of vessels of $13.8 million along with cash on hand of $11.8 million into a Shipco defeasance account to be used towards redemption of the bonds in October 2021. The aggregate amount of $25.6 million was recorded as Restricted cash - current on its Condensed Consolidated Balance Sheet as of September 30, 2021.

    As noted above, the Norwegian Bond Debt was repaid in full on October 18, 2021 after the expiry of the requisite notice period. Please see Note 11 Subsequent Events for additional information.

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

During the third quarter, the Company cancelled the Super Senior Revolving Facility. There were no outstanding amounts under the facility and the Company recorded $0.1 million as a Loss on debt extinguishment in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

Holdco Revolving Credit Facility

On March 26, 2021, Eagle Bulk Holdco LLC (“Holdco”), a wholly-owned subsidiary of the Company entered into a Credit Agreement (Holdco Revolving Credit Facility”) made by and among (i) Holdco, as borrower, (ii) the Company and certain wholly-owned vessel-owning subsidiaries of Holdco, as joint and several guarantors, (iii) the banks and financial institutions named therein as lenders (together with their successors and assigns, the “RCF Lenders”), (iv) Crédit Agricole Corporate and Investment Bank and Nordea Bank ABP, New York Branch, as mandated lead arrangers, (v) Crédit Agricole Corporate and Investment Bank, as arranger, facility agent and security trustee for the RCF Lenders. Pursuant to the Holdco Revolving Credit Facility, the RCF lenders agreed to make available an aggregate principal amount of up to the lesser of (a) $35,000,000 and (b) 65% of the Fair Market Value of the Initial Vessels (as defined below). Borrowings under the Holdco Revolving Credit Facility, which were repaid in full on October 1, 2021, bore interest at a rate of 2.4% plus LIBOR for the relevant interest period.

Borrowings under the Holdco Revolving Credit Facility were secured by three Ultramaxes - the M/V Helsinki Eagle and the M/V Stockholm Eagle and the M/V Rotterdam Eagle (collectively, the “Initial Vessels”). A fee of $0.2 million was paid to the RCF Lenders.

The maturity date for the Holdco Revolving Credit Facility was December 31, 2021 on which day the aggregate principal outstanding amount of all loans outstanding would have been required to be paid in full.

The Holdco Revolving Credit Facility included affirmative and negative covenants and events of default that are customary for transactions of this kind. Additionally, the Holdco Revolving Credit Facility included a minimum consolidated liquidity covenant that requires the Company on a consolidated basis (but excluding Shipco and its subsidiaries (the “Restricted Subsidiaries”)) to maintain cash equivalents in an amount not less than the greater of (i) $600,000 per vessel owned directly or indirectly by the Company and its subsidiaries and (ii) 7.5% of the consolidated total debt of the Company. The Holdco Revolving Credit Facility also required the Company, on a consolidated basis (but excluding the Restricted Subsidiaries) to maintain, at all times, the ratio of its minimum value adjusted tangible equity of total assets of not less than 0.30 to 1. Finally, the Holdco Revolving Credit Facility required the Company, on a consolidated basis (but excluding the Restricted Subsidiaries) to maintain, at all times, positive working capital. The Company was in compliance with its financial covenants under the Holdco Revolving Credit Facility as of September 30, 2021.

As noted above, the Holdco Revolving Credit Facility was refinanced on October 1, 2021. Please see Note 11 Subsequent Events for additional information.

Interest Rates

2021

For the three and nine months ended September 30, 2021, the interest rate on the Convertible Bond Debt was 5.00%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 10.14%.

For the three months ended September 30, 2021, the interest rate on the New Ultraco Debt Facility ranged from 2.61% to 2.68%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.39%.

For the nine months ended September 30, 2021, the interest rate on the New Ultraco Debt Facility ranged from 2.60% to 2.72%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.28%.

For the three and nine months ended September 30, 2021, the interest rate on our outstanding debt under the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 9.05% and 9.02%, respectively.

For the nine months ended September 30, 2021, the interest rate on our outstanding debt under the Super Senior Facility was 2.24%. The weighted average effective interest rate including the amortization of debt issuance costs for this period was 2.58%. The outstanding revolver loan under the Super Senior Facility was repaid in the first quarter of 2021. The facility was cancelled during the third quarter of 2021.

For the three months ended September 30, 2021, the interest rate on our outstanding debt under the Holdco Revolving Credit Facility was 2.55%. The weighted average effective interest rate including the amortization of debt issuance costs for this period was 6.15%. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Holdco Revolving Credit Facility.

For the nine months ended September 30, 2021, the interest rate on our outstanding debt under the Holdco Revolving Credit Facility ranged from 2.55% to 2.60%. The weighted average effective interest rate including the amortization of debt issuance costs for this period was 5.61%. Additionally, we pay commitment fees of 40% of the margin on the undrawn portion of the Holdco Revolving Credit Facility.

2020

For the three and nine months ended September 30, 2020, the interest rate on the Convertible Bond Debt was 5.00%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 10.14%.

For the three months ended September 30, 2020, the interest rate on the New Ultraco Debt Facility ranged from 2.73% to 4.28% including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount for this period was 3.56%.

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

For the three and nine months ended September 30, 2020, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 9.01% and 8.96%, respectively.

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

The following table summarizes the Company’s total interest expense for:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Convertible Bond Debt interest	$1,426,467	$1,426,500	$4,279,467	$4,279,450
Holdco Revolving Credit Facility interest	156,086	—	313,918	—
New Ultraco Debt Facility interest	1,063,230	1,946,446	4,068,481	6,052,556
Norwegian Bond Debt interest	3,710,667	3,879,333	11,065,084	11,575,667
Super Senior Facility interest	—	93,121	29,818	123,727
Amortization of debt discount and debt issuance costs	1,975,792	1,608,800	5,442,978	4,654,871
Commitment fees on revolving credit facilities	178,875	—	361,930	196,823
Total Interest expense	$8,511,117	$8,954,200	$25,561,676	$26,883,094

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations as of September 30, 2021, which does not give effect to the debt refinancing concluded subsequent to September 30, 2021 (see Note 11 Subsequent Events for additional information):

	Norwegian Bond Debt	New Ultraco Debt Facility	Convertible Bond Debt	Holdco Revolving Credit Facility	Total
Three months ending December 31, 2021	$4,000,000	$8,666,630	$—	$24,000,000	$36,666,630
2022	172,000,000	34,666,521	—	—	206,666,521
2023	—	34,666,521	—	—	34,666,521
2024	—	80,671,699	114,119,000	—	194,790,699
	$176,000,000	$158,671,371	$114,119,000	$24,000,000	$472,790,371

Note 5. Derivative Instruments
Interest rate swaps
During 2020, the Company entered into a series of interest rate swap agreements ("IRS") to effectively convert a portion of its debt under the New Ultraco Debt Facility excluding any amounts outstanding under the revolving credit facility as well as any new term loan borrowings from a floating to a fixed-rate basis. The IRS was designated and qualified as a cash flow hedge. The Company uses the IRS for the management of interest rate risk exposure, as the IRS effectively converts a portion of the Company’s debt from a floating to a fixed rate. The IRS is an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the IRS and the prevailing market interest rates. The Company may terminate the IRS prior to their expiration dates, at which point a realized gain or loss may be recognized, or may be amortized over the original life of the IRS if the hedged debt remains outstanding. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move away from the rate fixed for each swap.

Tabular disclosure of derivatives location
The following table summarizes the interest rate swaps in place as of September 30, 2021 and December 31, 2020.

Interest Rate Swap detail				Notional Amount outstanding
Trade date	Fixed rate	Start date	End date	September 30, 2021 (1)	December 31, 2020

March 31, 2020	0.64%	July 27, 2020	January 26, 2024	$—	$72,452,297
April 15, 2020	0.58%	July 27, 2020	January 26, 2024	—	36,226,149
June 25, 2020	0.50%	July 27, 2020	January 26, 2024	—	57,751,148
				$—	$166,429,594
(1) In August 2021, the Company cancelled the interest rate swaps with a notional amount of $150.8 million and incurred $0.2 million loss which will be amortized as interest expense over the original life of the cancelled swaps. Concurrent with the cancellation, the Company entered into an interest rate swap with a notional amount of $143.0 million which was subsequently cancelled on September 30, 2021. The Company incurred an additional $0.2 million loss which will be amortized as interest expense over the original life of the cancelled swaps.

The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive loss. The estimated loss that is currently recorded in Accumulated other comprehensive loss as of September 30, 2021 that is expected to be reclassified into the earnings within the next twelve months is $0.2 million. No portion of the cash flow hedges was ineffective during the three and nine months ended September 30, 2021.
The effect of derivative instruments on the Statement of Operations for the three and nine months ended September 30, 2021 and 2020 is below:

Derivatives designated as hedging instruments	Location of loss in Statements of Operations	Effective portion of loss reclassified from Accumulated other comprehensive income/(loss)
		Three Months Ended		Nine Months Ended
		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Interest rate swaps	Interest expense	$(150,585)	$105,114	$(446,549)	$105,114

The following table shows the interest rate swap asset and liabilities as of September 30, 2021 and December 31, 2020:

Derivatives designated as hedging instruments	Balance Sheet location	September 30, 2021	December 31, 2020

Interest rate swap	Fair value of derivatives - current/Current liabilities	$—	$481,791

Interest rate swap	Fair value of derivatives - noncurrent/Noncurrent liabilities	$—	$650,607

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

As of September 30, 2021, the Company has International Swaps and Derivatives Association ("ISDA") agreements with two applicable banks and financial institutions, which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties.

As of September 30, 2021, the Company had outstanding bunker swap agreements to purchase 10,750 metric tons of high and low sulfur fuel oil with prices ranging between $272 and $453 that are expiring at December 31, 2021. The volume represents less than 10% of our estimated consumption on our fleet for the year.

The following table shows our open positions on FFAs as of September 30, 2021:

FFA Period	Average FFA Contract Price	Number of Days Hedged
Quarter ending December 31, 2021	$18,689	1260
Quarter ending March 31, 2022	22,407	315
Quarter ending June 30, 2022	22,086	315
Quarter ending September 30, 2022	21,735	315
Quarter ending December 31, 2022	21,486	315

The Company will realize a gain or loss on these FFAs based on the price differential between the average daily BSI rate and the FFA contract price. The gains or losses are recorded in Other expense, net in the condensed consolidated statements of operations.

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Balance Sheets is as follows:

		For the Three Months Ended		For the Nine Months Ended
Derivatives not designated as hedging instruments	Location of loss/(gain) in Statements of Operations	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
FFAs - realized loss	Realized and unrealized loss/(gain) on derivative instruments, net	$16,138,822	$2,088,537	$23,493,503	$1,404,060
FFAs - unrealized (gain)/loss	Realized and unrealized loss/(gain) on derivative instruments, net	(6,787,069)	1,230,727	24,381,810	3,327,509
Bunker swaps - realized gain	Realized and unrealized loss/(gain) on derivative instruments, net	(800,807)	(1,059,570)	(2,099,177)	(8,295,136)
Bunker swaps - unrealized loss/(gain)	Realized and unrealized loss/(gain) on derivative instruments, net	439,622	711,659	(188,337)	(467,107)
Total		$8,990,568	$2,971,353	$45,587,799	$(4,030,674)

Derivatives not designated as hedging instruments	Balance Sheet location	September 30, 2021	December 31, 2020
FFAs - Unrealized loss	Fair value of derivatives - current/Current liabilities	24,381,091	—
Bunker swaps - Unrealized gain	Other current assets	1,097,484	352,399
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreements executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of September 30, 2021 and December 31, 2020, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $31.4 million and $0.1 million, respectively, which is recorded as a Current asset in the Condensed Consolidated Balance Sheets.

6. Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the Condensed Consolidated Balance Sheets for interest-bearing deposits approximate their fair value due to the short-term nature thereof.
Debt—the carrying values approximates fair values for bonds issued under the Norwegian Bond Debt and the Convertible Bond Debt, which are traded on the Oslo Stock Exchange and NASDAQ, respectively. The carrying amounts of our term loan and revolver loan under the New Ultraco Debt Facility and revolver loan under Holdco Revolving Credit Facility approximate their fair value, due to their variable interest rates. All the credit facilities except the Convertible Bond Debt were refinanced on October 1, 2021 at their carrying values.
The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:

    Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts and restricted cash accounts.

    Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our debt balances under the Convertible Bond Debt, Holdco Revolving Credit Facility, Norwegian Bond Debt and the New Ultraco Debt Facility. Freight forward agreements, bunker swaps and interest rate swaps are considered to be a Level 2 item as the Company, using the income approach to value the derivatives, uses observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. See Note 5 Derivative Instruments.

    Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

September 30, 2021

		Fair Value
	Carrying Value (7)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$125,644,368	$125,644,368	$—
Collateral on derivatives	31,369,664	31,369,664	—
Other current assets (2)	1,097,484	—	1,097,484
Liabilities
Norwegian Bond Debt (3)	176,000,000	—	179,960,000
New Ultraco Debt Facility (4)	158,671,371	—	158,671,371
Holdco Revolving Credit Facility (4)	24,000,000	—	24,000,000
Convertible Bond Debt (5)	114,119,000	—	171,178,500
Fair value of Derivatives - current (6)	24,381,091	—	24,381,091
December 31, 2020

		Fair Value
	Carrying Value (7)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$88,848,771	$88,848,771	$—
Other current assets (2)	483,739	131,340	352,399
Liabilities
Norwegian Bond Debt (3)	180,000,000	—	173,250,000
New Ultraco Debt Facility (4)	166,429,594	—	166,429,594
Super Senior Facility (4)	15,000,000	—	15,000,000
Convertible Bond Debt (5)	114,120,000	—	92,748,748
Fair value of Derivatives - current and noncurrent (6)	1,132,398	—	1,132,398

(1) Includes restricted cash (current and noncurrent) of $25.6 million at September 30, 2021 and $18.9 million at December 31, 2020.
(2) Relates to unrealized mark-to-market gains on bunker swaps as of September 30, 2021 and December 31, 2020. Includes $0.1 million of collateral on derivatives as of December 31, 2020.
(3) The fair value of the bond is based on the last trades on September 20, 2021 and December 14, 2020 on Bloomberg.com.
(4) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on September 30, 2021.
(5) The fair value of the Convertible Bond Debt is based on the last trade on September 28, 2021 and December 21, 2020 on Bloomberg.com.
(6) Includes $24.4 million of unrealized mark-to-market losses on FFAs as of September 30, 2021 and $1.1 million of unrealized losses on our interest swaps as of December 31, 2020.
(7) The outstanding debt balances represent the face value of the debt excluding debt discount and debt issuance costs.

Note 7. Commitments and Contingencies
Legal Proceedings
The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.
In March 2021, the U.S. government began investigating an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is in its early stages and is ongoing, and, although at this time we do not believe that this matter will have a material impact on our company, our financial condition or results of operations, we cannot determine what penalties, if any, will be imposed. We have posted a surety bond as security for any fines or penalties that may be issued, and the Company is cooperating fully with the U.S. government in its investigation of this matter. For the three and nine months ended September 30, 2021, the Company incurred and recorded $0.8 million and $2.3 million, respectively, as Other operating expense relating to this incident, which include legal fees, surety bond expenses, vessel offhire, crew changes and travel costs.

Note 8. Net income/(loss) per Common Share
The computation of basic net income/(loss) per share is based on the weighted average number of common stock outstanding for the three and nine months ended September 30, 2021 and 2020. Diluted net income/(loss) per share gives effect to restricted stock awards and stock options using the treasury stock method, unless the impact is anti-dilutive. Diluted net income per share for three and nine months ended September 30, 2021 does not include 21,718 warrants and 28,046 restricted shares, as their effect was anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of the Basic net income per share for the three and nine months ended September 30, 2021. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and included the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted income per share for the three and nine months ended September 30, 2021 as their effect was Dilutive. Diluted net loss per share for the three and nine months ended September 30, 2020 does not include 222,775 stock awards, 326,024 stock options and 21,752 warrants, as their effect was anti-dilutive.
The following table summarizes the calculation of basic and diluted income/(loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income/(loss)	$78,341,270	$(11,159,286)	$97,415,605	$(35,178,372)
Weighted Average Shares - Basic	12,802,401	10,279,698	12,237,288	10,274,906
Dilutive effect of stock options, shares issuable under Convertible Bond Debt and restricted stock awards	3,133,973	—	3,117,193	—
Weighted Average Shares - Diluted	15,936,374	10,279,698	15,354,481	10,274,906
Basic income/(loss) per share	$6.12	$(1.09)	$7.96	$(3.42)
Diluted income/(loss) per share	$4.92	$(1.09)	$6.34	$(3.42)

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

On February 19, 2021, the Company granted 92,327 restricted shares as a company-wide grant under the 2016 Plan. The fair value of the grant based on the closing share price on February 19, 2021 was $2.8 million. The shares will vest in equal installments over a three-year term. Additionally, the Company granted 4,341 shares of fully vested common stock to its board of directors. The fair value of the director grant based on the closing share price of February 19, 2021 was $0.1 million. The amortization of the above grants is $0.4 million and $1.3 million for the three and nine months ended September 30, 2021, which is included in General and administrative expenses in the Condensed Consolidated Statements of Operations.
On September 3, 2021, the Company granted 17,727 shares of time-based awards to certain members of its senior management team under the 2016 Plan. The awards vest in three equal installments on September 3, 2022, September 3, 2023 and September 3, 2024. The aggregate fair value of these awards based on the closing share price on September 3, 2021 was $0.9 million. The amortization of the above grant is $0.05 million for the three and nine months ended September 30, 2021, which is included in General and administrative expenses in the Condensed Consolidated Statements of Operations.
Also on September 3, 2021, the Company granted performance based restricted stock grants to certain members of its senior management team under the 2016 Plan which are contingent on certain performance criteria. The maximum number of performance-based stock awards that can be issued are 53,182.
Of the maximum 53,182 performance-based stock awards granted, 35,454 shares at maximum were granted based on earnings per share ("EPS performance") for the year ending December 31, 2021 (with targets set forth earlier in the year). Restricted shares which will vest in three equal installments (subject to achievement of performance criteria) on September 3, 2022, September 3, 2023 and September 3, 2024. The aggregate fair value of these awards based on the closing share price on September 3, 2021 was $1.8 million. The EPS performance is considered to be a performance condition under ASC 718 "Share based payment awards" and therefore the stock based compensation expense is recorded based on the probable outcome that the performance condition will be achieved. As of September 30, 2021, the Company estimated that the performance condition will be met and recorded $0.1 million as stock based compensation expense which is included in General and administrative expenses in its Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021.
Of the maximum 53,182 performance-based stock awards granted, 17,728 shares at maximum were granted based on relative total shareholder return ("TSR performance") for the year ending December 31, 2021. Restricted shares which will vest in three equal installments on September 3, 2022, September 3, 2023 and September 3, 2024. All the vested TSR performance shares are subject to a 1-year holding period after vesting. The TSR performance is based on the Company's total shareholder return compared to 7 peer companies over the performance period which ranges between January 1, 2021 and December 31, 2021. The TSR performance is calculated based average daily closing stock price over a 20-trading-day period at the beginning and ending of the performance period. The aggregate fair value of the TSR performance awards, which was calculated using a Monte Carlo simulation model, was $0.5 million. The assumptions used in the model were risk-free rate of return of 0.05% based on 4-month treasury rates as of September 3, 2021; expected volatility of 55.66% based on 1-year historical daily volatility of the closing share prices for the Company; and 8.1% discount applied for the 1-year holding period using the Finnerty model. The Company recorded $0.02 million as stock-based compensation expense which is included in General and administrative expenses in its Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021.
As of September 30, 2021 and December 31, 2020, stock awards covering a total of 209,772 and 218,013 shares of the Company’s common stock, respectively, are outstanding under the 2016 Plan. The vesting terms range between one to three years from the grant date. The Company is amortizing to stock-based compensation expense included in General and administrative expenses the fair value of non-vested stock awards at the grant date.
As of September 30, 2021 and December 31, 2020, vested options covering 309,163 and 312,591 shares of the Company’s common stock, respectively, are outstanding with exercise prices ranging from $29.96 to $38.92 per share. In the nine months ended September 30, 2021, 16,428 stock options were exercised. In connection with the exercise, 4,974 shares of common stock were issued and 11,454 stock options were cancelled as a settlement for the liability relating to tax withholding as well as the exercise price owed to the Company.
As of September 30, 2021 there were no unvested options outstanding. As of December 31, 2020, there were 13,000 unvested options outstanding. All options expire within five years from the effective date.
    Stock-based compensation expense for all stock awards and options included in General and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stock awards/Stock Option Plans	$777,468	$741,021	$2,235,279	$2,300,444
The future compensation to be recognized for all the grants for the three months ending December 31, 2021, and the years ending December 31, 2022 and 2023 will be $1.1 million, $2.6 million and $1.0 million, respectively.

Note 10. Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019

Cash and cash equivalents	$100,011,694	$69,927,594	$83,408,816	$53,583,898

Restricted cash - current *	25,557,674	18,846,177	1,872,244	5,471,470
Restricted cash - noncurrent *	75,000	75,000	—	74,917
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$125,644,368	$88,848,771	$85,281,060	$59,130,285

*Amounts included in restricted cash posted to secure the letter of credit on our office leases and the cash posted to a defeasance account as of September 30, 2021 to be utilized for redemption of the Norwegian Bond Debt. The cash was used in redemption of the Norwegian Bond Debt which was repaid on October 18, 2021.

Note 11. Subsequent Events

On October 1, 2021, Eagle Bulk Ultraco LLC (“Eagle Ultraco”), a wholly-owned subsidiary of the Company, along with certain of its vessel-owning subsidiaries, as guarantors, entered into a new senior secured credit facility (the “Credit Agreement”) with the lenders party thereto (the “Lenders”), the swap banks party thereto, Credit Agricole Corporate and Investment Bank (“Credit Agricole”), Skandinaviska Enskilda Banken AB (PUBL), Danish Ship Finance A/S, Nordea Bank ABP, Filial I Norge and DNB Markets Inc. The Credit Agreement provides for an aggregate principal amount of $400.0 million, which consists of (i) a term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Facility”) to be used for refinancing the outstanding debt including accrued interest and commitment fees under the Norwegian Bond Debt, New Ultraco Debt Facility and Holdco Revolving Credit Facility ("Existing Facilities") and for general corporate purposes. The Company paid fees of $5.8 million to the lenders in connection with the transaction.

Pursuant to the Credit Agreement, the Company borrowed $350.0 million and together with cash on hand repaid the outstanding debt, accrued interest and commitment fees under the Existing Facilities. Concurrently, the Company issued a ten day call notice to redeem the outstanding bonds under the Norwegian Bond Debt at a redemption price of 102.475% of the nominal amount of each bond. Pursuant to the bond terms, the Company paid $185.6 million consisting of $176.0 million par value of the outstanding bonds, accrued interest of $5.2 million and $4.4 million of call premium into a defeasance account to be further credited to the bondholders upon expiry of notice period. Out of the $185.6 million, the Company funded $25.6 million to the defeasance account as of September 30, 2021. The remaining $160.0 million was funded on October 1, 2021. The bonds outstanding under the Norwegian Bond Debt were repaid in full on October 18, 2021 after the expiry of the requisite notice period. Additionally, the Company entered into four interest rate swaps for the notional amount of $300.0 million of the term loan under the Credit Agreement at a fixed interest rate ranging between 0.83% and 0.94% to hedge the LIBOR based floating interest rate.

On October 28, 2021, the Company's Board of Directors declared a cash dividend of $2.00 per share to be paid on or about November 24, 2021 to shareholders of record at the close of business on November 15, 2021. The aggregate amount of the dividend is expected to be approximately $27.2 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2020, which were included in our Form 10-K, filed with the SEC on March 12, 2021. For further discussion regarding our results of operations for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services, and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of September 30, 2021, we owned and operated a modern fleet of 52 Supramax/Ultramax dry bulk vessels. We chartered-in four Ultramax vessels which have a remaining lease term of approximately one year each. In addition, the Company charters in third-party vessels on a short to medium term basis.
Our owned fleet totals 52 vessels, with an aggregate carrying capacity of 3,128,107 dwt and an average age of 9.1 years as of September 30, 2021.

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

We have employed all of our vessels in our operating fleet on time and voyage charters. The following table represents certain information about our revenue earning charters with respect to our operating fleet as of September 30, 2021:

Vessel	Year Built	Dwt	Charter Expiration	Daily Charter Hire Rate
Antwerp Eagle	2015	63,530	Nov 2021	$32,500

Bittern	2009	57,809	Oct 2021	Voyage

Canary	2009	57,809	Oct 2021	$36,250

Cape Town Eagle	2015	63,707	Nov 2021	Voyage

Cardinal	2004	55,362	Nov 2021	$47,000

Copenhagen Eagle	2015	63,495	Oct 2021	Voyage

Crane	2010	57,809	Oct 2021	$29,200

Crested Eagle	2009	55,989	Oct 2021	Voyage

Crowned Eagle	2008	55,940	Oct 2021	Voyage

Dublin Eagle	2015	63,549	Nov 2021	Voyage

Egret Bulker	2010	57,809	Oct 2021	Voyage

Fairfield Eagle	2013	63,301	Nov 2021	$41,200	(1)

Gannet Bulker	2010	57,809	Oct 2021	Voyage

Golden Eagle	2010	55,989	Oct 2021	$47,500

Grebe Bulker	2010	57,809	Nov 2021	$29,950

Greenwich Eagle	2013	63,301	Nov 2021	$36,000	(2)

Groton Eagle	2013	63,301	Oct 2022	$35,000

Hamburg Eagle	2014	63,334	Oct 2021	Voyage

Helsinki Eagle	2015	63,605	Oct 2021	Voyage

Hong Kong Eagle	2016	63,472	Oct 2021	$35,000

Ibis Bulker	2010	57,809	Nov 2021	$53,850

Imperial Eagle	2010	55,989	Oct 2021	$46,000

Jaeger	2004	52,483	Oct 2021	Voyage

Jay	2010	57,809	Oct 2021	Voyage

Kingfisher	2010	57,809	Jan 2022	$44,500

Madison Eagle	2013	63,301	Oct 2021	Voyage

Martin	2010	57,809	Oct 2021	$45,000

Montauk Eagle	2011	58,018	Oct 2021	Voyage

Mystic Eagle	2013	63,301	Oct 2021	Voyage

New London Eagle	2015	63,140	Nov 2021	$42,000

Newport Eagle	2011	58,018	Oct 2021	$31,000

Nighthawk	2011	57,809	Feb 2022	$16,250

Oriole	2011	57,809	Oct 2021	Drydock	(3)

Oslo Eagle	2015	63,655	Oct 2021	$37,000

Owl	2011	57,809	Nov 2021	$35,000

Petrel Bulker	2011	57,809	Oct 2021	$26,000

Puffin Bulker	2011	57,809	Nov 2021	$36,000

Roadrunner Bulker	2011	57,809	Nov 2021	Voyage

Rotterdam Eagle	2017	63,629	Oct 2021	Voyage

Rowayton Eagle	2013	63,301	Oct 2021	Voyage

Sandpiper Bulker	2011	57,809	Oct 2021	Voyage

Sankaty Eagle	2011	58,018	Oct 2021	Drydock	(3)

Santos Eagle	2015	63,537	Nov 2021	$42,000

Shanghai Eagle	2016	63,438	Oct 2021	$45,000

Singapore Eagle	2017	63,386	Jan 2022	$24,000

Southport Eagle	2013	63,301	Nov 2021	$52,000

Stamford Eagle	2016	61,530	Nov 2021	$37,500

Stellar Eagle	2009	55,989	Nov 2021	Voyage

Stockholm Eagle	2016	63,275	Nov 2021	$40,000	(4)

Stonington Eagle	2012	63,301	Oct 2022	$37,500

Sydney Eagle	2015	63,529	Oct 2021	Voyage

Westport Eagle	2015	63,344	Oct 2021	$29,000
(1)The vessel is contracted to continue the existing time charter at an increased daily rate of $45,200 after November 10, 2021.
(2)The vessel is contracted to continue the existing time charter at an increased daily rate of $40,000 after October 31, 2021.
(3)The vessel is at a shipyard undergoing drydock repairs as of September 30, 2021.
(4)The vessel is contracted to continue the existing time charter at an increased daily rate of $44,000 after November 5, 2021.

Business Outlook

COVID-19

In March 2020, the World Health Organization (the “WHO”) declared COVID-19, to be a pandemic. The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments have implemented measures such as social distancing, mask mandates, travel restrictions, COVID testing guidelines and quarantine regulations.

The gross BSI continued to increase in the third quarter of 2021 and averaged $34,278/day, up 109% as compared to the first quarter of 2021. Although rates were higher resulting in an improvement in profitability, some of our vessels experienced delays in drydocking as well as an increase in related drydocking costs as a result of protocols regarding COVID 19, as well as limitations in labor. We also experienced loss of revenues due to a number of off-hire days relating to crew changes and quarantine restrictions as a number of our crew members tested positive for COVID-19. Our vessel operating expenses specifically crew change costs, COVID testing and quarantine related costs continue to be negatively impacted by COVID-19.

While the BSI is currently at $39,000 per day, the economic activity levels as well as the demand for dry bulk cargoes may be negatively impacted by COVID-19. We have instituted measures to reduce the risk of spread of COVID-19 for our crew members on our vessels as well as our onshore offices in Stamford, Connecticut, Singapore, and Copenhagen. However, if the COVID-19 pandemic continues to impact the global economy on a prolonged basis, or if the vaccine is not available on a widespread basis, the rate environment in the drybulk market and our vessel values may deteriorate and our operations and cash flows may be negatively impacted.
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

Results of Operations for the three and nine months ended September 30, 2021:
Fleet Data
    We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Ownership Days	4,697	4,546	13,407	13,646
Chartered-in Days	563	535	1,718	1,664
Available Days	4,931	4,940	14,403	14,818
Operating Days	4,908	4,905	14,308	14,698
Fleet Utilization (%)	99.5%	99.3%	99.3%	99.2%
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
•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys and other reasons which prevent the vessel from performing under the relevant charter party such as surveys, medical events, stowaway disembarkation, etc. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine months ended September 30, 2021, the Company completed drydock for six vessels and two vessels were in drydock as of September 30, 2021.
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

The following table represents Net charter hire income (a non-GAAP measure) for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues, net	$183,392,700	$68,182,301	$409,815,454	$199,952,404
Less: Voyage expenses	$30,272,949	$19,627,919	$81,410,602	$69,960,025
Less: Charter hire expenses	$10,723,737	$5,060,503	$25,373,501	$15,820,809
Net charter hire income	$142,396,014	$43,493,879	$303,031,351	$114,171,570

% Net charter hire income from
Time charters	55%	51%	55%	52%
Voyage charters	45%	49%	45%	48%

Net income/(loss)
For the three months ended September 30, 2021, the Company reported net income of $78.3 million, or basic and diluted income of $6.12 per share and $4.92 per share, respectively. In the comparable quarter of 2020, the Company reported a net loss of $11.2 million, or basic and diluted loss of $1.09 per share.
For the nine months ended September 30, 2021, the Company reported net income of $97.4 million, or basic and diluted income of $7.96 per share and $6.34 per share, respectively, compared to a net loss of $35.2 million, or basic and diluted loss of $3.42 per share for the nine months ended September 30, 2020.
Revenues
    Our revenues are derived from time and voyage charters. Net time and voyage charter revenues for the three months ended September 30, 2021 were $183.4 million compared with $68.2 million recorded in the comparable quarter in 2020. The increase in revenues was primarily attributable to higher charter rates as a result of the market recovery with increase in demand for drybulk products.
Net time and voyage charter revenues for the nine months ended September 30, 2021 and 2020 were $409.8 million and $200.0 million, respectively. The increase in revenues was primarily due to higher charter rates offset by a decrease in available days due to fewer owned days.

Voyage expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel owner's account. Voyage expenses for the three months ended September 30, 2021 and 2020 were $30.3 million and $19.6 million, respectively. The increase in voyage expenses was primarily due to an increase in bunker consumption expense as bunker fuel prices increased in the current year as well as an increase in voyage charter business and an increase in broker commission expense as a result of the increase in revenues.
Voyage expenses for the nine months ended September 30, 2021 and 2020 were $81.4 million and $70.0 million, respectively. The increase in voyage expenses was primarily due to an increase in bunker consumption expense and an increase in broker commission expense as a result of the increase in revenues.
Vessel operating expenses
Vessel operating expenses for the three months ended September 30, 2021 were $28.1 million compared to $21.7 million in the comparable quarter in 2020. The increase in vessel operating expenses was primarily attributable to increases in lubes expense as a result of an increase in prices as well as higher inventory levels and vessel start-up expenses as the Company purchased two vessels in the third quarter of 2021. The Company continues to incur higher costs related to the delivery of stores and spares, as well as crew changes as a result of the ongoing COVID-19 pandemic. The ownership days for the three months ended September 30, 2021 and 2020 were 4,697 and 4,546, respectively.
Vessel expenses for the nine months ended September 30, 2021 and 2020 were $73.3 million and $65.7 million, respectively. The increase in vessel expenses was primarily attributable to an increase in lubes expense as a result of an increase in prices, consumption due to increase in vessel speeds as well as higher inventory levels, increase in stores and spares delivery costs, crew wages, crew changes due to ongoing COVID-19 pandemic, and vessel start-up expenses as the Company purchased and took delivery of eight vessels during 2021. The ownership days for the nine months ended September 30, 2021 and 2020 were 13,407 and 13,646, respectively.
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

Charter hire expenses
The charter hire expenses for the three months ended September 30, 2021 were $10.7 million compared to $5.1 million in the comparable quarter in 2020. The increase in charter hire expenses was principally due to an increase in charter hire rates due to improvement in the charter hire market and a marginal increase in chartered-in days. The total chartered-in days for the three months ended September 30, 2021 were 563 compared to 535 for the comparable quarter in the prior year. The Company currently charters in four Ultramax vessels on a long term basis with remaining lease terms of approximately one year.
The charter hire expenses for the nine months ended September 30, 2021 and 2020 were $25.4 million and $15.8 million, respectively. The increase in charter hire expenses was primarily due to an increase in charter hire rates due to improvement in the charter hire market and an increase in the number of chartered-in days. The total chartered-in days for the nine months ended September 30, 2021 and 2020 were 1,718 and 1,664, respectively.
Depreciation and amortization

For the three months ended September 30, 2021 and 2020, total depreciation and amortization expense was $13.6 million and $12.6 million, respectively. Total depreciation and amortization expense for the three months ended September 30, 2021 includes $11.4 million of vessel and other fixed assets depreciation and $2.2 million relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended September 30, 2020 were $10.8 million of vessel and other fixed assets depreciation and $1.8 million of amortization of deferred drydocking costs. The increase in depreciation expense is due to the acquisition of eight Ultramax vessels during the year. The increase in drydock expense is related to nine additional drydocks completed since the third quarter of 2020.
For the nine months ended September 30, 2021 and 2020, total depreciation and amortization expense was $39.2 million and $37.6 million, respectively. Total depreciation and amortization expense for the nine months ended September 30, 2021 includes $33.0 million of vessel and other fixed asset depreciation and $6.2 million relating to the amortization of deferred drydocking costs. Comparable amounts for the nine months ended September 30, 2020 were $32.1 million of vessel and other fixed asset depreciation and $5.5 million of amortization of deferred drydocking costs. The increase in depreciation expense is due to the acquisition of eight Ultramax vessels during the year. The increase in drydock expense is related to nine additional drydocks completed since the third quarter of 2020.
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
General and administrative expenses for the three months ended September 30, 2021 and 2020 were $7.9 million and $8.0 million, respectively. General and administrative expenses include a stock-based compensation component of $0.8 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively.
General and administrative expenses for the nine months ended September 30, 2021 and 2020 were $23.6 million and $22.7 million, respectively. These general and administrative expenses include a stock-based compensation component of $2.2 million and $2.3 million for 2021 and 2020, respectively. The increase in general and administrative expenses relates to an increase in office expenses as our employees returned to our offices, compensation expenses and fees for legal and professional services.
Other operating expense
Other operating expense for the three and nine months ended September 30, 2021 was $0.8 million and $2.3 million, respectively. In March 2021, the U.S. government began investigating an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The Company posted a surety bond as security for any fines and penalties. Other operating expense consists of expenses incurred relating to this incident, which include legal fees, surety bond expenses, vessel offhire, crew changes and travel costs.
Interest expense
Our interest expense for the three months ended September 30, 2021 and 2020 was $8.5 million and $9.0 million, respectively. The decrease in interest expense is mainly due to lower outstanding debt under the Norwegian Bond and the New Ultraco Debt Facility as we repaid the $55.0 million revolver loan under the New Ultraco Debt Facility as well as quarterly debt amortization of the term loan. In addition, we repaid $15.0 million under the Super Senior Facility in the first quarter of 2021.
The interest expense for the nine months ended September 30, 2021 and 2020 was $25.6 million and $26.9 million, respectively. The decrease in interest expense was primarily due to a decrease in outstanding debt under the Norwegian Bond Debt and a decrease in interest rates as well as the outstanding debt under the New Ultraco Debt Facility.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the three months ended September 30, 2021 and 2020, the amortization of debt issuance costs was $2.0 million and $1.6 million, respectively. For the nine months ended September 30, 2021 and 2020, the amortization of debt issuance costs was $5.4 million and $4.7 million, respectively. The interest expense for the three and nine months ended September 30, 2021 includes $1.1 million and $3.2 million, respectively of interest expense representing the amortization of the equity component of the Convertible Bond Debt. Please refer to Note 4 Debt to the condensed consolidated financial statements for further information.

Realized and unrealized loss/(gain) on derivative instruments, net
Realized and unrealized loss on derivative instruments, net for the three months ended September 30, 2021 and 2020 was $9.0 million and $3.0 million, respectively. The increase in realized and unrealized losses is primarily related to losses incurred on our frieght forward agreements as a result of tthe sharp increase in charter hire rates.
Realized and unrealized loss on derivative instruments, net for the nine months ended September 30, 2021 was $45.6 million compared to a realized and unrealized gain on derivatives instruments, net of $4.0 million for the nine months ended September 30, 2020. The increase in realized and unrealized losses on derivative instruments was primarily due to the sharp increase in charter hire rates. Please refer to Note 5 Derivative Instruments to the condensed consolidated financial statements for further information.
Loss on debt extinguishment
During the third quarter of 2021, the Company cancelled the Super Senior Facility. There was no outstanding debt under the Super Senior Facility. The Company recorded $0.1 million as loss on debt extinguishment in its Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021.
Effects of Inflation
We do not believe that inflation has had or is likely, in the foreseeable future, to have a significant impact on vessel operating expenses, drydocking expenses or general and administrative expenses.

Liquidity and Capital Resources

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash provided by/(used in) operating activities	$120,914,949	$(2,346,990)
Net cash used in investing activities	(106,767,451)	(17,529,527)
Net cash provided by financing activities	22,648,099	46,027,292
Net increase in cash, cash equivalents and restricted cash	36,795,597	26,150,775
Cash, cash equivalents and restricted cash at beginning of period	88,848,771	59,130,285
Cash, cash equivalents and restricted cash at end of period	$125,644,368	$85,281,060
Net cash provided by operating activities during the nine months ended September 30, 2021 was $120.9 million compared to net cash used in operating activities of $2.3 million for the nine months ended September 30, 2020. The cash flows from operating activities increased as compared to the same period in the prior year primarily due to the increase in charter hire rates.
Net cash used in investing activities during the nine months ended September 30, 2021 and 2020 was $106.8 million and $17.5 million, respectively. During the nine months ended September 30, 2021, the Company purchased eight vessels for $107.8 million and paid $2.2 million as an advance for the purchase of one vessel delivered in the fourth quarter of 2021. The Company paid $4.6 million for the purchase of ballast water treatment systems on our fleet. Additionally, the Company paid $1.6 million for vessel improvements. This use of cash was partially offset by the proceeds from the sale of one vessel for net proceeds of $9.2 million. The Company also received insurance proceeds of $0.2 million for hull and machinery claims. Please refer to Note 3 Vessels to the condensed consolidated financial statements for further information.

Net cash provided by financing activities during the nine months ended September 30, 2021 and 2020 was $22.6 million and $46.0 million, respectively. During the nine months ended September 30, 2021, the Company received $55.0 million in proceeds from the revolver loan under the New Ultraco Debt Facility, $16.5 million in proceeds from the New Ultraco Debt Facility, $24.0 million in proceeds from the Holdco Revolving Credit Facility and $27.2 million in net proceeds from the ATM Offering. The Company repaid $24.3 million of the New Ultraco Debt Facility, $4.0 million of the Norwegian Bond Debt, $55.0 million of the revolver loan under the New Ultraco Debt Facility and $15.0 million of the revolver loan under the Super Senior Facility. The Company also paid $1.0 million to settle net share equity awards. Additionally, the Company paid $0.3 million to the lenders of the Holdco Revolving Credit Facility, $0.3 million to the lenders of the New Ultraco Debt Facility and $0.3 million of financing costs related to the equity offerings in December 2020.
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
Summary of Liquidity and Capital Resources

    As of September 30, 2021, our cash and cash equivalents including restricted cash was $125.6 million, compared to $88.8 million at December 31, 2020. The Company had restricted cash of $25.6 million and $18.9 million as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the Company’s debt consisted of $176.0 million in outstanding bonds under the Norwegian Bond Debt, net of $1.6 million of debt discount and debt issuance costs, the New Ultraco Debt Facility of $158.7 million, net of $2.8 million of debt discount and debt issuance costs, the Convertible Bond Debt of $114.1 million, net of $14.3 million of debt discount and issuance costs, and the Holdco Revolving Credit Facility of $24.0 million, net of $0.2 million of debt issuance costs.
On October 1, 2021, we entered into a new credit agreement that provides for an aggregate principal amount of $400.0 million, which consists of (i) a term loan facility in an aggregate principal amount of $300.0 million and (ii) a revolving credit facility in an aggregate principal amount of $100.0 million to be used for refinancing the outstanding debt including accrued interest and commitment fees under the existing facilities and for general corporate purposes. Pursuant to the credit agreement, the Company borrowed $350.0 million and together with cash on hand repaid the outstanding debt, accrued interest and commitment fees under the existing facilities. Please see Note 11 Subsequent Events for additional information.

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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. During the nine months ended September 30, 2021, six of our vessels completed drydock and two vessels were in drydock as of September 30, 2021, and we incurred drydocking expenditures of $10.7 million. In the nine months ended September 30, 2020, eight of our vessels completed drydock and we incurred drydocking expenditures of $10.8 million.

The following table represents certain information about the estimated costs for anticipated vessel drydockings, ballast water treatment systems, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs (1) (in millions)
Quarter Ending	Off-hire Days(2)	BWTS	Drydocks	Vessel Upgrades(3)
December 31, 2021	319	$3.3	$5.5	$1.2
March 31, 2022	252	2.4	4.6	0.8
June 30, 2022	189	0.4	1.2	0.4
September 30, 2022	76	—	0.2	—

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
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive income/(loss) (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
Date: November 8, 2021
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: November 8, 2021