Form 10-K
period 2021-12-31
Eagle Bulk Shipping Inc.
filed 2022-03-14
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was approximately $269,420,584 based on the closing price of $47.32 per share on The Nasdaq Global Select Market on that date. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain shareholders of the registrant holding above 10% of the outstanding shares of common stock; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 9, 2022, 13,633,263 shares of the registrant’s common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K for the registrant's fiscal year ended December 31, 2021.

References in this Annual Report on Form 10-K (this “Form 10-K” or “Annual Report”) to “we,” “us,” “our,” “Eagle Bulk,” “Eagle,” the “Company” and similar terms all refer to Eagle Bulk Shipping Inc. and its subsidiaries, unless otherwise stated or the context otherwise requires.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include charter market rates, which fluctuate based on various economic and market conditions, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the purchase price of our vessels and our vessels’ estimated useful lives and scrap value, general and administrative expenses, and financing costs related to our indebtedness. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. Our business is subject to a number of risks that could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. These risks are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to the following:

•changes in demand in the drybulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions;

•greater than anticipated levels of drybulk vessel newbuilding orders or lower than anticipated rates of drybulk vessel scrapping;
•significant decrease in spot charter rates that could impact our profitability;
•failure of our charterers or other counterparties to meet their obligations under our charter agreements;
•changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union (the “EU”) or by individual countries;
•actions taken by regulatory authorities, including, without limitation, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”);
•the global economic environment;
•changes in trading patterns significantly impacting overall drybulk tonnage requirements;
•increased fuel costs or bunker prices;
•changes in the typical seasonal variations in drybulk charter rates and other seasonal fluctuations;
•changes in the cost of other modes of bulk commodity transportation;
•an over-supply of drybulk carrier capacity across the industry may depress charter rates;
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
•the conflict between Russia and Ukraine may impact our ability to retain and source crew, and in turn, could adversely affect our revenue, expenses, and profitability;
•acts of piracy on ocean going vessels;
•the imposition of sanctions by the United Nations, U.S., EU, UK and/or other relevant authorities;
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
•our organizational documents provide that disputes between us and our shareholders shall be subject to the jurisdiction of the U.S. federal courts located in the Southern District of New York; and
•changes in global, regional, and local regulatory requirements concerning decarbonization which could impact fuel cost, vessel speeds, or trading areas and could attach cost to certain air emissions.

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

PART I

ITEM 1. BUSINESS

Overview and Recent Developments

Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S.-based, fully integrated, shipowner-operator, providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house (strategic, commercial, operational, technical, and administrative services) and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis.

As of December 31, 2021, our owned fleet totaled 53 vessels, or 3.19 million deadweight ton ("dwt"), with an average age of 9.3 years.

Vessel acquisitions and sales

For the year ended December 31, 2021, the Company took delivery of nine vessels and sold one vessel:

•During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase three high specification scrubber-fitted Ultramax bulk carriers for a total purchase price of $51.5 million including direct expenses of acquisition, of which $3.3 million was paid as a deposit as of December 31, 2020. The Company took delivery of the vessels during the first quarter of 2021.

•During the first quarter of 2021, the Company entered into another series of memorandum of agreements to purchase four vessels. The first vessel is a high-specification scrubber-fitted Ultramax bulk carrier for a total purchase price of $15.3 million and a warrant convertible into 212,315 common shares of the Company. The remaining three vessels are 2011-built Crown-58 Supramax bulk carriers that were purchased for a total purchase price of $20.5 million and a warrant convertible into 329,583 common shares of the Company. The above mentioned prices include direct expenses of acquisition. Common shares were issuable upon exercise of warrants on a pro-rata basis in connection with each vessel delivery. The warrants were measured at fair value on the date of the memorandum of agreement and recorded as Vessels and vessel improvements on the Consolidated Balance Sheets when the Company took delivery of the vessels. The fair value of the warrants for the total of 541,898 common shares was approximately $10.7 million as of the date of the memorandum of agreements for each vessel. The Company took delivery of the four vessels during the second and third quarters of 2021 and issued 541,898 shares of common stock upon conversion of outstanding warrants.

•During the second quarter of 2021, the Company entered into memorandum of agreements to acquire two high-specification 2015-built scrubber-fitted Ultramax bulk carriers. This acquisition was partially financed with cash on hand, which included proceeds raised from equity issued under the Company's ATM Offering (as defined below). The total cost of the vessels acquired including direct costs of acquisition was $42.2 million. The Company took delivery of the two vessels in each of the third and fourth quarters of 2021.

•During the second quarter of 2021, the Company signed a memorandum of agreement to sell the vessel Tern for a total net consideration of $9.2 million after commissions and associated selling expenses. The vessel was delivered to the buyer during the third quarter of 2021. The Company recorded a gain of $4.0 million in its Consolidated Statements of Operations for the year ended December 31, 2021. Additionally, the Company wrote off $0.3 million of unamortized drydock costs upon the sale of the vessel.

Vessel upgrades - ballast water systems

During the third quarter of 2018, the Company entered into a contract for the purchase of ballast water treatment systems (“BWTS”) on 39 of our owned vessels. The projected costs, including installation, are approximately $0.5 million per BWTS. The Company intends to complete the majority of the installations during scheduled drydockings. The Company completed installation of BWTS on 23 vessels and recorded $11.5 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2021. Additionally, the Company recorded $4.4 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2021.

Business Strategy

Our vision is to be the leading integrated drybulk shipowner-operator through consistent outperformance and sustainable growth. We plan to achieve our vision by:

•Focusing on the most versatile drybulk vessel segment

We focus on owning-operating vessels within the mid-size Supramax/Ultramax segment. We consider this vessel segment to be the most versatile amongst the various drybulk asset classes due to the optimal size and specifications of Supramax/Ultramax ships, which allows us to carry the most diversified cargo mix when compared to other sizes of drybulk carriers. With a size ranging from 50,000 to 65,000 dwt and a length of approximately 200 meters, Supramax/Ultramax vessels are able to accommodate large cargo quantities and call on the majority of ports around the globe. In addition, these vessels are equipped with onboard cranes and grabs, giving them the ability to load and discharge cargoes without the need for shore-based port equipment/infrastructure. We believe the versatility and flexibility of Supramax/Ultramax vessels provide for improved risk-adjusted returns.

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

•Executing on fleet renewal and growth

Since 2016, we have executed on a comprehensive fleet renewal program totaling 49 vessel transactions. We have acquired 29 modern vessels and sold 20 of our oldest and least efficient vessels. We believe these transactions have vastly improved our fleet makeup. The average size of our ships has increased, the average age of our fleet has remained fairly static (over the period), and our fleet emissions profile has significantly improved (as measured by fuel consumption per dwt).

•Performing technical management in-house

We perform all technical management services relating to vessel maintenance, vessel repairs and crewing. We believe maintaining technical management in-house allows us to better optimize operating costs and vessel performance.

•Implementing a prudent approach to balance sheet management

We believe the long-term success of our Company is contingent on maintaining a prudent approach to balance sheet management, including working capital optimization, diversifying capital sources, lowering cost of capital, limiting interest rate exposure, and optimizing the debt profile.

•Emphasis on Environmental, Social and Governance (“ESG”) factors

We have developed, maintained and expanded on various initiatives relating to ESG matters. To better inform our shareholders and other stakeholders about these matters of strategic importance, we started publishing an annual ESG Sustainability Report in 2020, prepared in accordance with the Marine Transportation Framework, established by the Sustainability Accounting Standards Board. The reports are available for download on our company website. Initiatives we have undertaken include:

Environmental

• Executing on a comprehensive fleet renewal program, acquiring modern efficient vessels and selling older, less efficient ones, which has resulted in an improved fleet makeup and reduced greenhouse gas (“GHG”) emissions on a ton-mile basis.

• Creating a performance department and implementing performance optimization software, which has resulted in improved vessel performance and reduced fuel consumption.

• Applying high specification hull coatings and installing various energy saving devices around the propeller aperture to improve vessel performance and reduce fuel consumption.

• Reducing sulfur emissions by approximately 85% by following strategies to comply with the International Maritime Organization’s (“IMO”) fuel sulfur content regulations, which went into effect in January 2020.

• Joining the Getting to Zero Coalition, a global alliance of more than 1,540 companies committed to the decarbonization of deep-sea shipping in line with the IMO GHG emissions reduction strategy and, ultimately, the alignment of shipping emissions with the United Nations Framework Convention on Climate Change Paris Agreement.

• Providing relevant data on fuel consumption and sailing distances for each of our owned vessels to our lenders that are signatories to the Poseidon Principles. The Poseidon Principles establish a framework for assessing and disclosing the climate alignment of ship finance portfolios and are consistent with the policies and ambitions of the IMO to reduce shipping's total annual GHG emissions by at least 50% by 2050.

• Becoming a signatory to the Sea Cargo Charter, a global framework for aligning chartering activities with responsible environmental behavior in order to promote international shipping’s decarbonization. The Charter is consistent with the IMO's ambition for GHG emissions from international shipping to peak as soon as possible and to reduce by at least 50% by 2050 compared to 2008 levels.

• Joining the Mærsk Mc-Kinney Møller Center for Zero Carbon Shipping as Mission Ambassador, which is a not-for-profit, independent research and development center. It works across the shipping sector with industry, academia, and authorities to create an overview of viable decarbonization pathways, facilitate the development and implementation of new energy technologies, build confidence in new concepts, and their supply chains and accelerate the energy transition by defining and maturing viable strategic pathways.

• Investigating existing and emerging technologies to reduce GHG emissions including completing our first 100% sustainable biofuel voyage on the M/V Sydney Eagle.

• Joining other industry leaders in calling on policy makers to prioritize the implementation of a carbon pricing mechanism and dedicated shipping industry decarbonized research and development fund during COP26 held in Glasgow, Scotland.

Social

• Abiding by equal opportunity employer guidelines and promoting diversity in the workforce.

• Recognizing and complying with the Maritime Labor Convention, which was adopted by the International Labor Organization (“ILO”). All of our crew labor contracts are International Transport Workers’ Federation compliant agreements.

• Becoming a signatory to The Neptune Declaration, a global "call to action" initiative to help end the unprecedented crew change crisis affecting the maritime industry as a result of the outbreak of COVID-19 and its impact to worldwide travel.

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

• Focusing on highly transparent reporting of sustainability, operating, and financial performance.

Our Fleet

The 53 vessels in our owned fleet as of December 31, 2021 included the following vessels:

Vessel	Class	Dwt (in thousands)	Year Built
Antwerp Eagle	Ultramax	63.5	2015
Bittern	Supramax	57.8	2009
Canary	Supramax	57.8	2009
Cape Town Eagle	Ultramax	63.7	2015
Cardinal	Supramax	55.4	2004
Copenhagen Eagle	Ultramax	63.5	2015
Crane	Supramax	57.8	2010
Crested Eagle	Supramax	56.0	2009
Crowned Eagle	Supramax	55.9	2008
Dublin Eagle	Ultramax	63.5	2015
Egret Bulker	Supramax	57.8	2010
Fairfield Eagle	Ultramax	63.3	2013
Gannet Bulker	Supramax	57.8	2010
Golden Eagle	Supramax	56.0	2010

Grebe Bulker	Supramax	57.8	2010
Greenwich Eagle	Ultramax	63.3	2013
Groton Eagle	Ultramax	63.3	2013
Hamburg Eagle	Ultramax	63.3	2014
Helsinki Eagle	Ultramax	63.6	2015
Hong Kong Eagle	Ultramax	63.5	2016
Ibis Bulker	Supramax	57.8	2010
Imperial Eagle	Supramax	56.0	2010
Jaeger	Supramax	52.5	2004
Jay	Supramax	57.8	2010
Kingfisher	Supramax	57.8	2010
Madison Eagle	Ultramax	63.3	2013
Martin	Supramax	57.8	2010
Montauk Eagle	Supramax	58.0	2011
Mystic Eagle	Ultramax	63.3	2013
New London Eagle	Ultramax	63.1	2015
Newport Eagle	Supramax	58.0	2011
Nighthawk	Supramax	57.8	2011
Oriole	Supramax	57.8	2011
Oslo Eagle	Ultramax	63.7	2015
Owl	Supramax	57.8	2011
Petrel Bulker	Supramax	57.8	2011
Puffin Bulker	Supramax	57.8	2011
Roadrunner Bulker	Supramax	57.8	2011
Rotterdam Eagle	Ultramax	63.6	2017
Rowayton Eagle	Ultramax	63.3	2013
Sandpiper Bulker	Supramax	57.8	2011
Sankaty Eagle	Supramax	58.0	2011
Santos Eagle	Ultramax	63.5	2015
Shanghai Eagle	Ultramax	63.4	2016
Singapore Eagle	Ultramax	63.4	2017
Southport Eagle	Ultramax	63.3	2013
Stamford Eagle	Ultramax	61.5	2016
Stellar Eagle	Supramax	56.0	2009
Stockholm Eagle	Ultramax	63.3	2016
Stonington Eagle	Ultramax	63.3	2012
Sydney Eagle	Ultramax	63.5	2015
Valencia Eagle	Ultramax	63.6	2015
Westport Eagle	Ultramax	63.3	2015

Nature of Business

The following is a brief description of the commercial strategies we use to employ our vessels:

1)Time Charter-Out
    Time charter-out describes a contract for the use of a ship for an agreed period of time, at an agreed hire rate per day. Commercial control of the vessel becomes the responsibility of the time charterer who performs the voyage(s). The time charterer is responsible to pay the agreed hire and also purchase the fuel and pay port expenses. Time charters can range from as short as one voyage (approximately 20-40 days) to multiple years.

2)Voyage Chartering
    Voyage chartering involves the employment of a vessel between designated ports for the duration of the voyage only. Freight is earned on the volume of cargo carried. In contrast to the Time charter-out method, in a voyage charter, we maintain control of the commercial operation and are responsible for managing the voyage, including vessel scheduling and routing, as well as any related costs, such as fuel, port expenses and other expenses. Having the ability to control and manage the voyage, we are able to generate increased margin through operational efficiencies, business intelligence and scale. Additionally, contracting to carry cargoes on voyage terms often gives us the ability to utilize a wide range of vessels to perform the contract (as long as the vessel meets the contractual parameters), thereby giving significant operational flexibility to the fleet. Such vessels include not only ships we own, but also third-party ships, which can be chartered-in on an opportunistic basis (the inverse of a Time charter-out strategy).

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

Charter Characteristics	Voyage Charter	Time Charter	Index Charter
Typical contract length	Single voyage	One or multiple voyages	Six months or more
Hire rate basis (1)	Per MT of cargo loaded	Daily	Linked to BSI
Voyage expenses (2)	We pay	Customer pays	Customer pays
Vessel operating expenses for owned vessels (3)	We pay	We pay	We pay
Charter hire expense for vessels chartered-in	We pay	We pay	We pay
Off-hire (4)	Customer does not pay	Customer does not pay	Customer does not pay

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
(3)“Vessel operating expenses” include crewing, repairs and maintenance, insurance, stores, lubes and communication expenses.
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

The following summary represents the charter characteristics of our vessels as of December 31, 2021, 2020, and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Time Charter	28	18	28
Voyage Charter	22	25	17
Shipyard (1)	3	2	5
Total	53	45	50

(1) The vessels are in shipyard as of the year end undergoing statutory drydock, BWTS or scrubber installation and repairs.

In connection with the charters of each of our vessels, unaffiliated third-party ship brokers earn commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter with the commission rate depending on the number of brokers involved with arranging the relevant charter.

Our vessels operate worldwide in compliance with trading limits imposed by governmental economic sanctions regimes and insurance terms and do not operate in or conduct business with countries or territories that are subject to United States, European Union (“EU”), United Kingdom or United Nations (“UN”) comprehensive country-wide or territory-wide sanctions.

Our Customers

Our customers include some of the world's leading agricultural, mining, manufacturing and trading companies, as well as smaller, privately owned companies. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We evaluate the counterparty risk of potential customers based on our management's experience in the shipping industry combined with the additional input of an independent credit risk consultant. In 2021, 2020 and 2019, we did not have a customer who accounted for more than 10% of our revenue.

Operations

There are two central aspects to the operation of our fleet:

•Commercial operations, which involve chartering and operating a vessel; and
•Technical operations, which involve maintaining, crewing and repairing a vessel.

We carry out the commercial, technical and strategic management of our fleet through our wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company which maintains its principal executive offices in Stamford, Connecticut. We also maintain offices in Copenhagen, Denmark and Singapore. Our staff in the three offices worldwide provide the following services:

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

Commercial and Strategic Management

We perform the commercial and strategic management of our fleet including obtaining employment for our vessels and maintaining relationships with the charterers of our vessels. We have three offices across the globe located in Copenhagen, Singapore and Stamford, Connecticut which allows for 24 hour global market coverage. We believe that due to our management team’s experience in operating drybulk vessels, we have access to a broad range of charterers and can employ our fleet efficiently in diverse market conditions and achieve high utilization rates.

Being an active owner-operator means effectively seeking to operate our own vessels when possible, as compared with time chartering them to other operators, all with a view toward achieving higher-than-market net charter hire income. In doing so, we believe we can take advantage of rapidly changing market conditions and obtain better operational efficiencies from our fleet.

Technical Management

We have established in-house technical management capabilities, through which we provide technical management services to all vessels in our fleet. Technical management includes managing day-to-day operation of the vessel and machinery, performing general maintenance, ensuring regulatory and classification society compliance, supervising the general efficiency of vessels, arranging the hire of qualified officers and crew, planning, arranging and supervising drydocking and repairs, purchasing supplies, spare parts, lubes, and new equipment for vessels, and appointing supervisors and technical consultants.

Human Capital Management

As of December 31, 2021, we have an aggregate of 94 shore-based personnel employed in our three office locations. We value a diverse workforce and our shore-based personnel comprises of 25 different nationalities across three worldwide offices. We are an Equal Opportunity Employer in our hiring and promoting practices, benefits and wages.

Our values

•PASSION for excellence drives us
•EMPOWERMENT of our people leads to better results
•INTEGRITY defines our culture
•RESPONSIBILITY to safety underpins every decision
•FORWARD THINKING takes us to a more successful tomorrow

Talent management and leadership

We take a systemic approach to hiring, training and developing our employees based on our code of ethics. This includes creating individual goals based on company priorities and providing employees periodic feedback in order to assess individual performance. We have developed internal promoting practices based on objective annual performance evaluations, encouraging employees to develop within their chosen career path and providing necessary professional trainings as needed. We also employ a succession planning process that identifies suitable candidates, and their development needs, for key positions in the company.

In addition to our shore-based personnel, we currently crew our vessels with officers and crew members from Ukraine, Russia, Georgia, Bulgaria and the Philippines who are hired through third-party crew managers. Historically, the majority of our crew have been hired through two crew manning agents, one Russian and the other Ukrainian. The officers and crew are primarily Russian and Ukrainian. The evolving situation in Ukraine and the sanctions being imposed may adversely affect our ability to hire and/or pay for our crew for our vessels. As of December 31, 2021, we employed approximately 1,000 officers and crew members on our owned fleet. The third-party crew managers recruit crew members with training, licenses and experience appropriate for our vessels. On board, our crews perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We often man our vessels with more crew members than are required by the vessel's Flag State safe manning requirement in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. The international collective bargaining agreements, to which we are a party, are typically renewed for a two-year term.

Human rights, health and safety

We continuously strive to provide a secure working environment for both our shore-based personnel as well as our crew members on our ships. During COVID-19, we have taken extraordinary measures to protect the health of our shore based employees by allowing our employees to work from home during the peak of the pandemic. We took measures to adapt all of our offices to the new safety precautions to include social distancing guidelines as well as ensuring mask wearing compliance.

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

During the pandemic, government-imposed travel restrictions, which were put in place in order to curtail the spread of the virus, created substantial challenges with respect to being able to effect crew changes and repatriation, and our seafarers sometimes had to work past their contractual employment periods. At Eagle, it has been a strategic priority to relieve our seafarers as close to their contractual due dates as possible, and we have successfully managed crew changeovers even in light of evolving travel restrictions in many countries. In order to achieve this result, we had to divert some of our ships and/or incur additional off-hire costs in addition to higher crew change expenses. During the year ended December 31, 2021, we incurred approximately 115 days of additional off-hire related to crew changes. These costs notwithstanding, we believe it is our obligation to Eagle’s seafarers to ensure their overall health and safety.

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

Our vessels operate worldwide in compliance with trading limits imposed by our insurance terms and do not operate in or conduct business with countries or territories that are subject to U.S., EU, UK or UN comprehensive country-wide or territory-wide sanctions.

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

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (including national Coast Guards, harbor masters and port state control authorities), classification societies, flag state administrations (country of vessel registry), as well as our charterers and terminal operators. Certain of these entities require us to obtain permits, licenses and certificates for the operation of our vessels. Failure to maintain the necessary permits or approvals could result in substantial costs in fines and penalties or result in the temporary suspension of the operation of one or more of our vessels.

We believe that the heightening levels of environmental and quality concerns among regulators, charterers and the insurance industry is leading to greater inspection and safety requirements on all vessels, which may accelerate the recycling of older vessels throughout the shipping industry. Increasingly stringent environmental regulations have created a demand for vessels that conform to the most up-to-date environmental standards, whether through retrofitting or new design. We strive to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and adherence to applicable international regulations. We believe that our vessels are in substantial compliance with environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations are subject to change and may impose stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.

International Maritime Organization

The UN’s IMO has adopted several international conventions, including the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (“MARPOL”). MARPOL has been in effect since October 2, 1983 and has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL sets forth pollution-prevention requirements applicable to different types of vessels and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

In 2013, the Marine Environmental Protection Committee (“MEPC”) was adopted by resolution amendments to MARPOL Annex I Conditional Assessment Scheme (“CAS”). The amendments, which became effective on October 1, 2014, pertain to the inspections of bulk carriers and tankers and require compliance with the 2011 Enhanced Survey Programme Code, which enhances the programs of inspections. We made the necessary financial expenditures to comply with these amendments.

Air Emissions

Annex VI to MARPOL, which was designed to address air pollution from vessels and which became effective on May 19, 2005, sets limits on sulfur oxide and nitrogen oxide emissions from ships and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulates shipboard incineration and the emission of volatile organic compounds from tankers. In addition, Annex VI includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls of sulfur emissions known as “Emission Control Areas” (“ECAs”), as explained below.

MEPC adopted amendments to Annex VI on October 10, 2008, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. As of January 1, 2020, sulfur content could not exceed 0.50% unless an approved exhaust gas cleaning system (“scrubber”) is in use. Additionally, in October 2018, MEPC amended Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships on or after March 1, 2020, with the exception of vessels fitted with scrubbers which can carry fuel of higher sulfur content.

We have implemented a comprehensive approach to compliance with IMO sulfur regulations. We believe that fitting scrubbers is the most cost-effective approach to achieve compliance for the majority of the ships in our fleet. As of December 31, 2021, 47 of our 53 vessels were fitted with scrubbers, making us the largest owner of scrubber fitted Supramax/Ultramax vessels in the world. The balance of our fleet complies with the MARPOL Annex VI sulfur limit through consumption of compliant fuels.

Sulfur content standards are stricter within certain ECAs. As of January 1, 2015, ships operating within an ECA may not use fuel with sulfur content in excess of 0.1%. Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea, the North Sea, certain coastal areas of North America and United States Caribbean area have been designated as ECAs. Ocean-going vessels in these areas will be subject to stringent emissions controls, which may cause us to incur additional costs to procure compliant fuel and/or install scrubbers. If additional ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine engines or port operations by vessels are adopted by the states where our vessels operate, compliance with these regulations could entail additional expenses relating to operation of scrubbers, purchase of compliant fuel or otherwise increase the costs of our operations.

Annex VI also establishes progressive reductions in nitrogen oxide emissions from marine diesel engines installed on ships, with a "Tier II" emission limit for engines installed on a ship constructed on or after January 1, 2011; and a more stringent "Tier III" emission limit for engines installed on a ship constructed on or after January 1, 2016 operating in ECAs.

We believe we are in substantial compliance with all current requirements of Annex VI, but we may incur additional costs to comply with more stringent standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

Safety Management System Requirements

The International Convention for the Safety of Life at Sea (“SOLAS”) and the International Convention on Load Lines (the “LL Convention”) impose a variety of standards that regulate the design and operational features of ships. The IMO periodically revises the SOLAS and LL Convention standards. In addition, the Convention of Limitation of Liability for Maritime Claims establishes limits of liability for loss of life or personal injury claim and property claims against shipowners.

The operation of our ships is also affected by Chapter IX of SOLAS, which sets forth the IMO's International Management Code for the Safe Operation of Ships and Pollution Prevention (the “ISM Code”). The ISM Code requires shipowners and bareboat charterers to develop and maintain an extensive Safety Management System (“SMS”) that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for emergency response. We rely upon the SMS that we have developed for compliance with the ISM Code. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, all of the vessels in our owned fleet are ISM code-certified.

The ISM Code requires that vessel operators obtain a safety management certificate (“SMC”) for each vessel they operate. This certificate evidences compliance by a vessel’s operators with the ISM Code requirements for a SMS. No vessel can obtain a SMC under the ISM Code unless its manager has been awarded a document of compliance (“DoC”) issued by the vessel's flag state or by an approved organization on behalf of the flag state. Our in-house technical managers have obtained DoC for all offices and safety management certificates for all of our vessels for which the certificates are required by the IMO, which certificates are renewed as needed.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) is designed to protect the marine environment from the introduction of non-native (alien) species as a result of the carrying of ships’ ballast water from one place to another. The BWM Convention was adopted in 2004 and became effective on September 8, 2017. The BWM Convention is applicable to new and existing vessels that are designed to carry ballast water. It defines a discharge standard consisting of maximum allowable levels of critical invasive species. This standard is met by installing ballast water treatment systems (“BWTS”) that render the invasive species non-viable. In addition, each vessel is required to have on board a valid International Ballast Water Management Certificate, a Ballast Water Management Plan, and a Ballast Water Record Book.

Under relevant U.S. federal laws, USCG approved BWTS are required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. An Alternative Management System (“AMS”) may be installed in lieu of a USCG approved BWTS. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval.

On August 14, 2018, the Company entered into a contract for the purchase of BWTS on all of our owned vessels. The projected costs, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the majority of the installations during scheduled drydockings. The Company completed installation of BWTS on 23 vessels and recorded $11.5 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2021. Additionally, the Company recorded $4.4 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2021.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage (the “Bunker Convention”) to impose strict liability on shipowners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ships' bunkers typically is determined by national or other domestic laws in the jurisdiction where the events or damages occur. Our ships carry insurance in excess of the statutory requirements.

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

In March 2021, the U.S. government began investigating an allegation that one of the Company's vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is ongoing, and although at this time we do not believe that this matter will have a material impact on the Company, our financial condition or results of operations, we cannot determine what penalties, if any, will be imposed. We have posted a surety bond as security for any fines, penalties or associated costs that may be issued, and the Company is cooperating fully with the U.S. government in its investigation of this matter. For the year ended December 31, 2021, the Company incurred and recorded $2.8 million as Other operating expense in our Consolidated Statement of Operations, relating to this incident, which includes legal fees, surety bond expenses, vessel off-hire, crew changes and travel costs.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-Fouling Systems on Ships (the “Anti-Fouling Convention”). The Anti-Fouling Convention prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. Vessels of over 400 gross tons engaged in international voyages are required to undergo an initial survey before the vessel is put into service or before an International Anti-Fouling System Certificate is issued for the first time and subsequent surveys when the anti-fouling systems are altered or replaced. We have obtained Anti-Fouling System Certificates for all of our vessels that are subject to the Anti-Fouling Convention.

In November 2020, MEPC 75 approved draft amendments to the Anti-Fouling Convention to prohibit anti-fouling systems containing cybutryne. These amendments were adopted at MEPC 76 in June 2021 and will apply to ships from January 1, 2023.

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

Noncompliance with the ISM Code or other IMO regulations may subject the shipowner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in some ports. As of the date of this report, each of our vessels is ISM Code certified and it is our intent to maintain ISM code certification. However, there can be no assurance that such certificates will be maintained in the future.

The IMO continues to introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations may have on our operations.

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade with the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which applies to the discharge of hazardous substances other than oil, except in limited circumstances whether on land or at sea. OPA and CERCLA both define “owner or operator,” in the case of a vessel, as “any person owning, operating or chartering by demise,” the vessel. Both OPA and CERCLA impact our operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (i.e., no showing of “fault” is required) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, unless the spill results solely from the act or omission of a third party, an act of God or an act of war. OPA defines these other damages broadly to include:

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
•Lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and
•Net cost of providing increased or additional public services necessitated by removal activities following a discharge of oil such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

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

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. Also, OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA; some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states which have enacted such legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call. We believe that we are in substantial compliance with all applicable existing state requirements. In addition, we intend to comply with all future applicable state regulations in the ports where our vessels call.

Other Environmental Initiatives

The United States Clean Water Act (the “CWA”) prohibits the discharge of oil, hazardous substances and ballast water in United States navigable waters unless authorized by a duly-issued permit or exemption and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. Furthermore, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than United States federal law. In 2015, the Environmental Protection Agency (“EPA”) and the Army Corps of Engineers (“Corps”) expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. However, in April 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on December 7, 2021, the EPA and the Corps published a proposed rule that would put back into place the pre-2015 definition of “waters of the United States,” updated to reflect Supreme Court decisions, while the agencies continue to consult with stakeholders on future regulatory actions. As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the CWA.

The EPA and the USCG have enacted rules relating to ballast water discharge, which requires the installation of equipment on vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures. The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels) and current USCG ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”). VIDA establishes a new framework for the regulation of vessel incidental discharges under the CWA, requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the USCG to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards. Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and USCG regulations are finalized. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. On October 26, 2020, the EPA published a proposed rule establishing national standards for discharges of ballast water under VIDA. Within two years after the EPA publishes its final standards, the USCG must develop corresponding implementation, compliance, and enforcement regulations regarding ballast water.

In addition, certain states have enacted additional discharge standards beyond the requirements of the VIDA. These state specific standards introduce more stringent requirements, such as those further restricting ballast water discharges and preventing the introduction of invasive species. The VIDA and state-specific regulations and any similar restrictions enacted in the future may increase the costs of operating in the relevant waters.

The U.S. Clean Air Act (the “CAA”) requires the EPA to promulgate standards applicable to certain air pollutants, including volatile organic compounds. The CAA also requires states to draft State Implementation Plans (“SIPs”) designed to attain national health-based air quality standards in each state. State-specific SIPs may include regulations concerning emissions resulting from vessel loading and unloading operations, including the installation of vapor control equipment.

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

The Company also established and received approval for its EU Monitoring, Reporting, Verification (“MRV”) monitoring plans from an independent verifier in 2017. The reporting requirements of the EU MRV are similar to those under IMO DCS but only apply to ships calling at European Economic Area (EU, Norway and Iceland) ports. Data collection takes place on a per voyage basis and started January 1, 2018. The reported CO2 emissions, together with additional data, are independently verified before being sent to a central database managed by the European Maritime Safety Agency (“EMSA”). The aggregated ship emission and efficiency data is published annually by the European Commission starting June 30, 2019. Also, on July 14, 2021, the European Commission adopted a series of legislative proposals setting out how it intends to achieve climate neutrality in the EU by 2050, including extending its emissions trading system to the maritime sector. The proposed extension of the emissions trading system would cover CO2 emissions from ships above 5,000 gross tonnage. The obligations would be gradually phased in over a three- to four-year period, such that allowances for 100% of verified emissions would not be required for several years. A vote on the final proposal is likely to occur in approximately June 2022. The Company is evaluating the potential impact that the final proposal, if approved, could have on the Company and its operations.

During MEPC 76 in June 2021, the IMO approved amendments to Annex VI to cut the carbon intensity of existing ships. The amendments will require ships to combine a technical and an operational approach to reduce their carbon intensity, in line with the ambition of the Initial IMO GHG Strategy, which aims to reduce carbon intensity of international shipping by 40% by 2030, compared to 2008. The amendments include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). These amendments are expected to enter into force on November 1, 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. The Company has evaluated the impact of EEXI requirements and determined that the majority of our fleet will be minimally impacted with some of the oldest ships requiring the application of an engine power limitation that may reduce operational top speed. The Company is working with Class and Flag to complete the EEXI certification of all vessels in advance of the requirement coming into effect. EEXI requirements will ultimately lead the oldest ships in the drybulk fleet to slow down significantly which will limit drybulk supply and could positively impact rates. The Company is evaluating the impact of CII requirements on the fleet and sees limited impact through 2025 after which the annual CII requirements become incrementally stricter each year. The most immediate impact of CII requirements coming into effect will likely be the need for collaboration between the Company and Charterers to actively manage CII scoring.

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

Financial Regulations

Our business operations in countries outside the United States are subject to a number of laws and regulations, including restrictions imposed by the FCPA, as well as economic sanctions and trade embargoes administered by Office of Foreign Assets Control (“OFAC”). The FCPA prohibits bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic sanctions and trade embargoes based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals.

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

•Class Renewal Surveys. Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey approximately every five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five year cycle. At an owner’s application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years.

Most vessels are also drydocked every 30 to 60 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a “recommendation” which must be rectified by the shipowner within prescribed time limits.

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

Risk of Loss and Liability Insurance

General

The operation of any drybulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of a marine casualty, including oil spills (e.g. fuel oil) and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes liability upon owners, operators and demise charterers of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for shipowners and operators trading in the U.S. market.

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

Protection and Indemnity Insurance Coverage

Protection and Indemnity Insurance is a form of mutual indemnity insurance provided by protection and indemnity associations (“P&I Associations”), which insure our third-party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses resulting from the injury, illness or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution, and other related costs, including wreck removal. Subject to the “capping” discussed below except for pollution is unlimited.

Our current Protection and Indemnity Insurance coverage for pollution is $1.0 billion per vessel per incident. The 13 P&I Associations that comprise the International Group of P&I Association insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. As a member of a P&I Association which is a member of the International Group, we are subject to calls payable to the associations based on the Company's claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Competition

We compete with a large number of international drybulk owners. The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 2.6% of the on-the-water drybulk fleet, measured by vessel count. As of December 31, 2021, there are approximately 12,700 drybulk vessels over 10,000 dwt totaling approximately 945 million dwt. We compete with other owners of drybulk vessels, primarily in the Supramax/Ultramax segment and (to a lesser extent) the Handysize and Panamax segments. Many of our competitors are privately-held companies.

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

Seasonality

Demand for vessel capacity has historically exhibited seasonal variations with corresponding fluctuations in charter rates. This seasonality may result in quarter-to-quarter volatility in our operating results for our vessels trading in the spot market. The drybulk market is typically stronger in the fall (due to both increased North American grain shipments and higher coal purchases for heating fuel ahead of the cold winter months) and spring (due to increased South American grain shipments). In addition, unpredictable weather patterns may disrupt vessel scheduling and supplies of certain commodities.

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

Tax Considerations

The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to owning common stock by a United States Holder or a Non-United States Holder, (each as defined below). This discussion does not purport to deal with the tax consequences of owning the common stock to all categories of investors, some of which (such as financial institutions, regulated investment companies, real estate investment trusts, tax-exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in pass-through entities, dealers in securities or currencies, persons required to recognize income for U.S. federal income tax purposes no later than when such income is reported on an “applicable financial statement,” persons subject to the “base erosion and anti-avoidance” tax, persons who own, directly or constructively, 10% or more of our common stock and investors whose functional currency is not the United States dollar) may be subject to special rules. This discussion deals only with holders who own common stock as a capital asset. Shareholders are encouraged to consult their own tax advisors concerning the overall tax consequences arising in their own particular situation under United States federal, state, local or foreign law of the ownership of our common stock.

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

Unless exempt from United States federal income taxation under the rules of Section 883 of the Code (“Section 883”), as discussed below, a foreign corporation such as Eagle will be subject to United States federal income taxation on its ''shipping income'' that is treated as derived from sources within the United States, to which we refer as ''United States source shipping income.'' For tax purposes, ''United States source shipping income'' includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

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

For our 2021 taxable year, we believe that we satisfy the Publicly-Traded Test, as discussed in more detail below. The Company does not currently anticipate a circumstance under which it would be able to satisfy the 50% Ownership Test or the CFC Test.

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

Based on the ownership and trading of our stock in 2021, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2021. Even if we do qualify for the Section 883 exemption in 2021, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company's United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be ''effectively connected'' with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company's shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $2.7 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

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

Despatch —The amount payable by the shipowner if the vessel completes loading or discharging before the allowed loading/unloading time has expired, calculated in accordance with specific charter terms.

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

Protection and Indemnity Insurance—Insurance obtained through a mutual association formed by shipowners to provide liability insurance protection from large financial loss to one member through contributions towards that loss by all members.

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

Time Charter—Contract for hire of a ship. A charter under which the shipowner is paid charter hire rate on a per day basis for a certain period of time, the shipowner being responsible for providing the crew and paying operating costs while the charterer is responsible for paying the voyage costs. Any delays at port or during the voyages are the responsibility of the charterer, save for certain specific exceptions such as loss of time arising from vessel breakdown and routine maintenance.

Ultramax—A drybulk carrier ranging in size from approximately 60,000 to 65,000 dwt.

Voyage Charter —Contract for hire of a vessel under which a shipowner is paid freight on the basis of moving cargo from a loading port to a discharge port. The shipowner is responsible for paying both operating costs and voyage costs. The charterer is typically responsible for any delay at the loading or discharging ports.

Voyage Expenses—Includes fuel, port charges, canal tolls, brokerage commissions and cargo handling operations. These expenses are subtracted from shipping revenues to calculate Time Charter Equivalent revenues for Voyage Charters.

Vessel Operating Expenses—Includes crewing, repairs and maintenance, insurance, stores, lubes, communication expenses.

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

Drybulk demand is highly correlated to the global macroeconomic landscape. According to the International Monetary Fund ("IMF"), global economic growth for 2021 was 5.9%, as compared to 2020 which was -3.1%. World output in 2020 was impacted significantly by COVID-19, but experienced a strong rebound in 2021. As of January 2022, the forecast for 2022 is 4.4% growth, compared to a 5-year average of 3.4% for the period 2015 to 2019. Although the current global economic environment is relatively positive, a resurgence of COVID-19 or slowdown in vaccine distribution or other events that impact the global economic environment, such as the recent invasion of Ukraine by Russia and any resulting macroeconomic impacts from this event, could affect us negatively in the following ways:

•Employing our fleet at charter hire rates below our breakeven levels which could negatively impact our ability to operate and generate a profit. Operating at below breakeven levels for a prolonged period of time may leave us with insufficient cash resources to meet certain obligations, including the payment of interest and principal on our debt, causing us to potentially breach financial covenants under our existing credit facility and bond terms.
•Our charterers may fail to meet their obligations under existing time charter or voyage charter agreements.
•The market value of our fleet could decrease, causing us to potentially recognize losses if vessels are sold or if their values impaired. Additionally, a decline in the value of our fleet could cause us to breach certain covenants under our existing credit facility.

Changes in the economic and political environment in China, including as a result of COVID-19, which was first identified in Wuhan, Hubei Province, China, and policies adopted by the Chinese government to regulate its economy may have a material adverse effect on our business.

China is a major source of demand for drybulk; a deterioration in the economic fundamentals for this nation, including as a result of COVID-19, which was first identified in Wuhan, Hubei Province, China, may materially impact drybulk demand. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through state plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a market economy and enterprise reform.

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

China exports considerably more goods than it imports. Our vessels may be deployed on routes involving trade in and out of emerging markets, and our charterers’ shipping and business revenue may be derived from the shipment of goods from the Asia Pacific region to various overseas export markets including the United States and Europe. Any reduction in or hindrance to the output of China-based exporters could have a material adverse effect on the growth rate of China’s exports and on our charterers’ business. For instance, the government of China has recently implemented economic policies aimed at increasing domestic consumption of Chinese-made goods. This may have the effect of reducing the supply of goods available for export and may, in turn, result in decreased demand for our charterers' business. The level of imports to and exports from China could also be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government.

Our operations expose us to the risk that increased trade protectionism, including by the United States, will adversely affect our business. If the global economy is undermined by downside risks, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing the demand for international shipping. Ongoing current trade frictions between the United States and China increase the risk of interruptions to exports from and to China. Since July 2018, the U.S. Government has imposed additional tariffs ranging from 7.5% to 25% on Chinese-origin goods covering the vast majority of products traded between the two countries. China has retaliated with increased tariffs on some U.S. goods. These tariffs caused trade between the two countries to significantly decrease in 2018 and 2019. On January 15, 2020, the United States and China signed a “Phase One” trade agreement, in which China agreed to increase its purchases and imports of U.S. goods by $200 billion over 2017 levels during the two-year period from January 1, 2020 to December 31, 2021. This had the effect of increasing exports from the United States to China, although China did not meet its commitments and thus exports did not increase as much as required by the agreement. In connection with this agreement, the United States agreed to reduce certain tariffs and indefinitely suspend the imposition of certain additional tariffs. Nonetheless, U.S. tariffs of 7.5% to 25% on the vast majority of Chinese products and Chinese retaliatory tariffs on some U.S. products remain in place. While the Phase One agreement may reduce the risk of adverse effects on Chinese and U.S. trade policy, the success of the agreement is uncertain, as the Biden Administration has recently signaled the need to maintain political pressure on China, particularly with respect to national security and human rights concerns, and to respond to China's failure to achieve its commitments under the agreement, including through the continued or escalated use of restrictive or protectionist trade policies. Further increased protectionism in the markets that our charterers serve may cause an increase in: (i) the cost of goods exported from China, (ii) the length of time required to deliver goods from China and (iii) the risks associated with exporting goods from China, as well as a decrease in the quantity of goods to be shipped. Moreover, despite the Phase One agreement the United States continues to implement a number of policies that may reduce trade between the United States and China, including stricter export control requirements and supply chain restrictions; targeted sanctions related to the pro-democracy movement in Hong Kong and human rights abuses in the Xinjiang Uyghur Autonomous Region (“XUAR”); sanctions that prohibit U.S. persons from purchasing or selling any publicly traded securities, or any publicly traded securities that are derivative of or designed to provide investment exposure to such securities, of certain Chinese companies; and import restrictions related to human rights abuses in China generally, but with a focus on the XUAR. While it is unclear how the Biden Administration will handle each of these policies, the expectation is that most of these measures will remain in place or be further strengthened.

Any increased trade barriers or restrictions on trade, especially trade with China, would still have an adverse impact on our charterers’ business, operating results, and financial condition and could thereby affect their ability to make timely charter hire payments to us and to renew and increase the number of their time charters with us. This could have a material adverse effect on our business, results of operations and financial condition and our ability to pay dividends to our shareholders.

The COVID-19 or other pandemics, could have a material adverse impact on our business, results of operations, or financial condition.

We believe that COVID-19 and the measures to contain it taken by governments of various countries have negatively affected our business and could continue to do so. COVID-19 impacted the global economies and the trade routes in which we operate, the way we conduct our business and the business of our charterers. Governments have imposed lockdowns, quarantine regulations and other emergency health measures to protect their citizens from exposure to COVID-19. We took similar precautions, by repurposing our global office spaces to meet the social distancing guidelines, enabling our employees to work remotely and froze our corporate travel until the pandemic restrictions were lifted.

The Company experienced delays in cargo operations due to port restrictions and additional protocols and cancellation of a few cargo contracts. However, the Company was able to secure alternative business for its vessels upon cancellation at the prevailing charter rates. The travel restrictions imposed at various ports have severely impeded our crew rotation plans during the year. We experienced disruptions to our normal vessel operations and incurred additional off-hire time due to deviations our vessels had to take to allow for crew changes. As a result of the spread of COVID-19, the Company has incurred some additional expenses relating to procurement of personal protective equipment, COVID-19 testing, and crew travel, which is included in our vessel operating expenses in our Consolidated Statement of Operations for the years ended December 31, 2021 and 2020. Additionally, the Company experienced some delays in operations, drydocking and BWTS installations as a result of protocols regarding COVID-19, as well as limitations of labor. We also experienced loss of revenues due to a number of off-hire days relating to crew changes and quarantine restrictions as a number of our crew members tested positive for COVID-19 during 2021.

All of the foregoing have impacted our business in 2020 and 2021 and although the current drybulk rates are high, the negative effects of the pandemic may have prolonged impact on our business, financial condition, results of operations and forward-looking expectations. Furthermore, modified processes, procedures and controls could be required to respond to changes in our business environment. The increase in remote working of our employees may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of malicious technology-related events, such as cyberattacks and phishing attacks, and increased risk of improper dissemination of personal, proprietary or confidential information.

Charter rates for drybulk vessels are volatile and could experience an extended period of low rates, which may adversely affect our earnings, revenue and profitability and our ability to comply with our loan covenants.

The drybulk shipping industry is cyclical with high volatility in charter rates and profitability. The degree of charter rate volatility among different types of drybulk vessels has varied widely. In the past, time charter and spot market charter rates for drybulk carriers have declined below operating costs of vessels (including as recently as 2016). The Baltic Supramax Index or the "BSI", a daily average of charter rates for key drybulk routes published by the Baltic Exchange Ltd, which tracks the gross time charter spot value for a Supramax vessel. Initiated in 2005, the BSI was originally based on a 52,000 dwt ship of standard design and 6 trade routes across the world. As a result of a trend toward larger ship sizes and changes to trade patterns, this version of the index was discontinued as of January 31, 2019. The updated BSI is now based on a 58,000 dwt, non-scrubber fitted Supramax and 10 trade routes across the world. Over the last ten years (i.e., 2011-2021), the calendar year average for the BSI has ranged from $6,966 in 2015 to $26,768 in 2021. The average of daily rates from 2011 to 2021 was approximately $11,100.

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

Factors that influence the demand for drybulk vessel capacity include:

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

•natural disasters and weather;

•disruptions and developments in international trade, including trade disputes, the imposition of tariffs on various commodities or finished goods, or export controls;

•disruptions from conflict/war and any related sanctions or restrictions imposed on certain regions or/and countries;

•changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•environmental and other legal regulatory developments;

•currency exchange rates.

Factors that influence the supply of drybulk vessel capacity include:

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

In addition to the prevailing and anticipated freight rates, factors that affect the rate of newbuilding, scrapping and laying-up include newbuilding prices, secondhand vessel values in relation to scrap prices, costs of bunkers and other operating costs, costs associated with classification society surveys, normal maintenance costs, insurance coverage costs, the efficiency and age profile of the existing drybulk fleet in the market, and government and industry regulation of maritime transportation practices, particularly environmental protection laws and regulations. These factors influencing the supply of and demand for shipping capacity are outside of our control, and we may not be able to correctly assess the nature, timing and degree of changes in industry conditions.

We anticipate that the future demand for our drybulk vessels will be dependent upon economic growth in the world’s economies, including China and India, seasonal and regional changes in demand, changes in the capacity of the global drybulk fleet, including vessel scrapping and ordering rates of newbuildings, and the sources and supply of drybulk cargo to be transported by sea. A decrease in the level of China’s imports of raw materials or a decrease in trade globally could have a material adverse impact on our charterers’ business and, in turn, could cause a material adverse impact on our results of operations, financial condition and cash flows. Global drybulk supply is expected to remain low over the next two years, as a result of low orders placed over the past three years and future uncertainties relating to future regulations around decarbonization. Although global economic conditions have improved, there can be no assurance as to the sustainability of future economic growth. Adverse economic, political, social or other developments could have a material adverse effect on our business, financial condition and operating results.

If we are required to charter our vessels at a time when demand and charter rates are very low, we may not be able to secure employment for our vessels at all, or we may have to accept reduced and potentially unprofitable rates. If we are unable to secure profitable employment for our vessels, we may decide to lay-up some or all unemployed vessels until such time that charter rates become attractive again. During the lay-up period, we will continue to incur some expenditures, such as insurance and maintenance costs, for each such vessel. Additionally, before exiting lay-up, we will have to pay reactivation costs for any such vessel to regain its operational condition. As a result, our business, financial condition, results of operations and cash flows and our compliance with covenants in our credit facility may be affected.

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

The global drybulk fleet increased significantly from 2009 to 2013 as a result of the large number of newbuilding orders placed during the boom in the drybulk freight market from 2007 to 2008. Scrapping of older ships helped curtail some of this new supply growth, but was not enough to materially offset the large net growth in the fleet. Supply growth momentum has slowed significantly over the last five years as fewer newbuilding orders have been placed. During 2021, the fleet growth decreased slightly to 3.6% in 2021 from 3.8% in 2020. In 2021, vessels representing 37.9 million dwt were delivered, a decrease of 11.0 million dwt from 2020. Scrapping in 2021 totaled 5.1 million dwt, a decrease of 10.2 million dwt from 2020.

Although supply growth has been decreasing, any increase in the vessel supply or increase in newbuilding ordering levels may decrease our future charter rates earned on our vessels affecting our profitability and our ability to meet our financial obligations as they become due.

The market values of our vessels are volatile and may decline which could limit the amount of funds that we can borrow or cause us to breach certain financial covenants under our credit facility or bond terms.

The fair market values of our vessels have been very volatile. As of December 31, 2021, the fair market value of our fleet is higher than their carrying value; however, the fair market value of our vessels may continue to fluctuate depending on a number of factors, including:

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

New regulations restricting sulfur emissions became effective January 1, 2020. We installed scrubbers on 37 of our vessels as part of our strategy to comply with the sulfur emissions regulations, and ten of the vessels we acquired from 2019 to 2021 were equipped with scrubbers upon delivery to the Company. As of December 31, 2021, the Company has 47 vessels of the fleet which are scrubber fitted.

Beginning January 1, 2020, we transitioned to consuming IMO compliant fuel on our vessels that were not equipped with scrubbers or when our scrubbers could not be used. Generally, VLSFO is more expensive than HSFO. During 2021, the fuel prices have increased and are expected to continue to rise during 2022. As a result, the cost differential between the low sulfur fuel and the high sulfur fuel has widened. The cost differential between the two grades of fuel increased from $72/MT in the fourth quarter of 2020 to $134/MT in the fourth quarter of 2021.

Although the fuel prices recovered during 2021, if the cost differential between the low sulfur fuel and high sulfur fuel stays at a lower than anticipated level, we may not realize the economic benefits or recover the cost of the scrubbers we have installed. The occurrence of any of the foregoing events may have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In addition, a number of countries have imposed restrictions on the discharge of wash water from open loop scrubbers within their port limits. While there are no restrictions on using open loop scrubbers outside of port limits, any changes in these regulations or more stringent standards globally could impact the use of open loop scrubbers going forward.

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

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels operate or are registered, which can significantly affect the ownership and operation of our vessels. These regulations include, but are not limited to, OPA, CERCLA, the CAA, the CWA, the MTSA, requirements of the USCG and the EPA, and regulations of the IMO, including MARPOL, as from time to time amended including designation of ECAs thereunder, SOLAS, as from time to time amended, the ISM Code, the LL Convention, the Bunker Convention, and EU regulations. Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of our vessels. We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions, the management of ballast and bilge waters, elimination of tin-based paint, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents. These costs could have a material adverse effect on our business, results of operations, cash flows and financial condition. A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA, for example, owners, operators and bareboat charterers are strictly, and jointly and severally, liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. An oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages under other federal, state and local laws, as well as third-party damages. We are required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. Although we have arranged insurance to cover certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay dividends, if any, in the future. For additional information regarding the environmental regulations affecting our operations, see Item 1. Business.

In March 2021, the U.S. government began investigating an allegation that one of the Company's vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is ongoing, and although at this time we do not believe that this matter will have a material impact on the Company, our financial condition or results of operations, we cannot determine what penalties, if any, will be imposed. We have posted a surety bond as security for any fines, penalties or associated costs that may be issued, and the Company is cooperating fully with the U.S. government in its investigation of this matter. For the year ended December 31, 2021, the Company incurred and recorded $2.8 million as Other operating expense in our Consolidated Statement of Operations, relating to this incident, which includes legal fees, surety bond expenses, vessel off-hire, crew changes and travel costs.

World events could affect our operations and financial results.

Past terrorist attacks, as well as the threat of future terrorist attacks around the world, and the invasion of Ukraine by Russia, continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Conflicts, instability and other recent developments in the Middle East, Europe and elsewhere may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. Any of these occurrences could have a material adverse impact on our business, financial condition and results of operations.

We could also be negatively impacted by market disruption caused by health crises. In December 2019, COVID-19 was reported in China and has since spread across the world. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak as a pandemic. In response, many countries, ports, and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the pandemic, such as quarantines and travel restrictions. Such measures led to a significant short-term slowdown in the worldwide economic activity and decline in demand for drybulk cargoes, which resulted to lower charter rates and shipping revenues in 2020. Although the 2021 drybulk rates were higher, the negative effects of the pandemic may have a prolonged impact on our business, financial condition, results of operations and forward-looking expectations. Please refer to Item 7. Management's Discussion and Analysis - Business outlook for additional information.

This outbreak adversely affected the Company by (i) reducing demand for its services because of reduced global or national economic activity primarily during 2020 and (ii) negatively impacted our ability to perform crew changes on our vessels. Although this disruption from COVID-19 may only be temporary, given the dynamic nature of these circumstances, the duration of business disruption and the related financial impact cannot be reasonably estimated at this time but could materially affect our business, results of operations and financial condition.

Acts of piracy on ocean-going vessels have had and may continue to have an adverse effect on our business.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, West Africa and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy worldwide has decreased from 2014 to 2021, sea piracy incidents continue to occur in the Gulf of Guinea and the West Coast of Africa, with drybulk vessels and tankers particularly vulnerable to such attacks. The Company experienced two piracy incidents, one each in 2020 and 2021, on our vessels which were resolved peacefully and without significant losses to the Company, and with no loss of life, or personal injury, to our crew members. If piracy attacks continue to occur in regions that are characterized as “war risk” zones, or Joint War Committee “war and strikes” listed areas, insurance premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs and costs in relation to the employment of onboard security guards, could increase in such circumstances. Furthermore, if our vessels were seized and detained by pirates, while we believe the charterer remains liable for charter payments, the charterer may dispute this and withhold charter hire until the vessel is released. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter party, a claim that we would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention or hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

If our vessels call on ports located in countries or territories that are subject to comprehensive sanctions imposed by the UN, the United States, the EU or other relevant authorities, or if we are found to be in violation of sanctions, there could be an adverse effect on our reputation, business position, financial condition or results of operations, or the market for our common shares.

As a company maintaining its corporate office in the United States with offices in Denmark and Singapore, we are subject to U.S. and EU economic sanctions and trade embargo laws and regulations as well as equivalent economic sanctions laws of other relevant jurisdictions in connection with our activities. The laws and regulations of these different jurisdictions vary in their application and do not all apply to the same covered persons or proscribe the same activities. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time, and the lists of persons and entities designated under these laws and regulations are amended frequently. Moreover, most sanctions regimes provide that entities owned or controlled by the persons or entities designated in such lists are also subject to sanctions. The U.S. and EU have enacted new sanctions programs in recent years. Additional countries or territories, as well as additional persons or entities within or affiliated with those countries or territories, have been, and in the future, the target of sanctions. Further, the U.S. has increased its focus on sanctions enforcement with respect to the shipping sector.

As a result of Russian actions in Ukraine, the U.S., EU and United Kingdom, together with numerous other countries, have imposed significant sanctions on persons and entities associated with Russia and Belarus, as well as comprehensive sanctions on certain areas within the Donbas region of Ukraine, and such sanctions apply to entities owned or controlled by such designated persons or entities. These sanctions adversely affect our ability to operate in the region and also restrict parties whose cargo we may carry. Moreover, historically, the majority of our crew have been hired through two crew manning agents, one Russian and the other Ukrainian. The officers and crew are primarily Russian and Ukrainian. The evolving situation in Ukraine and the sanctions being imposed may adversely affect our ability to hire and/or pay our crew for our vessels.

In recent years, multilateral international sanctions targeting Iran have restricted and/or prohibited us and our charterers from engaging in Iran-related activities, including calling on ports in Iran. The United States continues to maintain comprehensive sanctions on Iran that generally prohibit persons and companies in the United States, as well as U.S. persons and persons owned or controlled by U.S. persons, wherever located, from engaging in nearly all Iran-related activity. In addition, following the U.S. withdrawal from the Joint Comprehensive Plan of Action ("JCPOA"), the U.S. re-imposed all of its previously-lifted sanctions that target non-U.S. companies for engaging in certain activities with Iran, including those related to Iran’s energy, shipping, shipbuilding, and insurance sectors, and has issued additional sanctions targeting other sectors of the Iranian economy. On the other hand, the EU has stayed in the JCPOA and maintained the lifting of nearly all of its sanctions targeting Iran, except for targeted asset freezes and travel bans against certain Iranian individuals and entities and restrictions on activities related to the military, nuclear proliferation and human rights abuses. The EU and Germany also have blocking rules in place intended to protect the interests of EU persons against the extraterritorial application of U.S. sanctions against Iran and Cuba.

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

Financial Risk Factors

The state of the global financial markets may adversely impact our ability to obtain additional financing, including the refinancing of our existing credit facility and bond terms, on acceptable terms, restricting us from being able to operate or expand our business.

Global financial markets are volatile with access to debt and equity capital being potentially expensive or restrictive. We cannot be certain that additional financing will be available if, and when, needed. We also cannot be certain that we will be able to refinance our existing credit facility and bond terms, on acceptable terms or at all, prior to maturity. If additional financing is not available when needed, or is available only on unfavorable terms, we may not be able to meet our obligations as they come due, nor be able to grow our existing business through potential acquisitions or similar opportunities as they arise. For more information on our debt facilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Note 6, Debt, to the consolidated financial statements.

If general economic conditions throughout the world deteriorate, including as a result of COVID-19, it will impede our results of operations, financial condition and cash flows, and could impair our ability to access capital markets at a reasonable cost.

If the economic conditions in the world deteriorate, it could have a material adverse effect on our ability to implement our business strategy. We face risks attendant to changes in economic environments, changes in interest rates, and instability in the banking and securities markets around the world, among other factors. Major market disruptions such as those that occurred as a result of COVID-19 in 2020, and the adverse changes in market conditions and regulatory climate in the United States and worldwide may adversely affect our business or impair our ability to borrow amounts under our credit facility or any future financial arrangements and may cause the trading price of our common shares on the Nasdaq Global Select Market to decline.

A significant number of the port calls made by our vessels involve the loading or discharging of raw materials and semi-finished products in ports in the Asia Pacific region. As a result, a negative change in economic conditions in any Asia Pacific country, and particularly in China and India, could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends. In particular, in recent years, China has been one of the world’s fastest growing economies in terms of gross domestic product. China’s gross domestic product grew by 8.1% in 2021, as compared to 2.3% in 2020. We cannot assure you that the Chinese economy will not experience a significant contraction in the future. The ongoing trade dispute between the United States and China may have an adverse effect on the Chinese economy, including on industrial production and exports. If the Chinese government does not continue to pursue a policy of economic growth and urbanization, the level of imports to and exports from China could be adversely affected by changes to these initiatives by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions. Notwithstanding economic reform, the Chinese government may adopt policies that favor domestic drybulk shipping companies and may hinder our ability to compete with them effectively. Moreover, a significant or protracted slowdown in the economies of the United States, the EU or various Asian countries may adversely affect economic growth in China and elsewhere. Our business, results of operations, cash flows, financial condition and ability to pay dividends will likely be materially and adversely affected by an economic downturn in any of these countries.

We have substantial indebtedness, and if we default under our loan agreements, our lenders may act to accelerate our outstanding indebtedness under our credit facility, which would impact our ability to continue to conduct our business.

At December 31, 2021, the Company’s debt excluding debt issuance costs totaled $401.7 million of which $49.8 million is shown in the current portion of long-term debt.

As described under Note 6, Debt, to the consolidated financial statements, the obligations under these agreements are secured by collateral, contain a number of operating restrictions, covenants and events of default, and a breach of any of the covenants could result in an event of default under one or more of these agreements, including as a result of cross default provisions.

The failure of our charterers to meet their obligations under our charter agreements, on which we depend for substantially all of our revenues, could cause us to suffer losses or otherwise adversely affect our business and ability to comply with covenants in our credit facility.

The ability and willingness of each of our counterparties to perform its obligations will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the drybulk shipping industry and the overall financial condition of the counterparties. Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities, such as iron ore, coal, grain, and other minor bulks. In addition, in depressed market conditions, there have been reports of charterers, including some of our charter counterparties, defaulting on their obligations under charters, and our customers may fail to pay charter hire. Should a counterparty fail to honor its obligations under its charter with us, it may be difficult to secure substitute employment for such vessel at a similar charter rate. If our charterers fail to meet their obligations to us or attempt to renegotiate our charter agreements, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows, if any, in the future, and compliance with covenants in our credit facility.

Utilizing derivative instruments, such as forward freight, bunker and interest rate swap agreements, could result in losses.

From time to time, we may take positions in derivative instruments, including FFAs, interest rate swaps and bunker swaps. FFAs and other derivative instruments may be used to hedge a vessel owner's exposure to the charter market by providing for the sale of a contracted charter rate along a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. We recorded a net realized and unrealized loss of $38.2 million on FFAs and bunker swaps which was recorded in Realized and unrealized loss/(gain) on derivative instruments, net in the Consolidated Statement of Operations for the year ended December 31, 2021.

In addition, we entered into, and in the future may enter into additional, interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these swap contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings. If our hedging strategies are not effective, we may incur substantial losses if interest rates move materially differently from our expectations. In addition, our financial condition could be materially adversely affected to the extent we do not hedge our exposure to interest rate fluctuations under our financing arrangements.

Any hedging activities we engage in may not effectively manage exposure or have the desired impact on our financial conditions, results of operations or cash flows.

Our revolver facility under the Global Ultraco Debt Facility exposes us to interest rate risk.

Although the interest on our outstanding term loan under the Global Ultraco Debt Facility is fixed by an interest rate swaps, our earnings are exposed to interest rate risk associated with the revolver facility under Global Ultraco Debt Facility, which is undrawn as of December 31, 2021, and bears interest at the London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum. LIBOR tends to fluctuate based on multiple facts, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

Changes in our interest rates under our credit facility and our interest rate swaps due to the phase-out of LIBOR may adversely affect our interest expense.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility. In 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. Subsequently, the administrator of LIBOR announced its plan to cease publication of certain LIBOR rates after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. SOFR is observed and backward looking, unlike LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future, and the administrator of LIBOR announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether SOFR will become the market benchmark in its place or what impacts such a transition may have on our business, financial condition and results of operations. Ultraco and the facility agent may amend the Global Ultraco Debt Facility to replace LIBOR with an alternate benchmark rate (including any mathematical or other adjustments to the benchmark (if any) incorporated therein, a “LIBOR Successor Rate”). We may also need to amend our interest rate swaps and any credit facilities to replace LIBOR with an agreed upon replacement index. This could cause certain of the interest rates under our credit facility and interest rate swaps to change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. We may also find it desirable to engage in more frequent interest rate hedging transactions.

Company Specific Risk Factors

We are dependent on spot charters and any decrease in spot charter rates in the future may adversely affect our earnings, our ability to pay dividends or meet our financial covenants on our indebtedness.

As of December 31, 2021, we owned a fleet of 53 vessels which are employed for less than one year exposing us to fluctuations in spot market charter rates. Historically, the drybulk market has been volatile as a result of the many conditions and factors that can affect the price, supply and demand for drybulk capacity. A global economic crisis may reduce demand for transportation of drybulk cargoes, which may materially affect our revenues, profitability and cash flows. The spot charter market may fluctuate significantly based upon supply of and demand for vessels and cargoes. The successful operation of our vessels in the competitive spot charter market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is very volatile, and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, then we may be unable to operate our vessels trading in the spot market profitably, meet our obligations, including payments on indebtedness, or to pay dividends, if any, in the future. Furthermore, as charter rates for spot charters are fixed for a single voyage, which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such increases.

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

In addition, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in our existing debt agreements and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. During 2021, the Company adopted a dividend policy which allows for a minimum dividend of 30% of its net income, but not less than $0.10 per share, subject to approval from its board of directors. Pursuant to the adoption, the Company declared a dividend of $2.00 per outstanding share of common stock based on its net income of $78.3 million for the three months ended September 30, 2021. Additionally, on February 22, 2022, the Company declared a dividend of $2.05 per outstanding share of common stock, based on net income of $87.5 million for the three months ended December 31, 2021. Please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Dividends.

We may have difficulty managing our planned growth properly and integrating newly acquired vessels.

The management of the 53 vessels in our owned fleet, as of December 31, 2021, and additional drybulk vessels that we may acquire in the future impose significant responsibilities on our management and staff. The addition of vessels to our fleet may require us to increase the number of our personnel. Further, we are providing technical management services to all of our vessels in our fleet. We will also have to manage our customer base so that we can provide continued employment for our vessels upon the expiration of our existing charters.

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

Some of our charterers are privately owned companies for which limited credit and financial information was available to us in making our assessment of counter party risk when we entered into our charter. In addition, the ability of each of our charterers to perform its obligations under a charter will depend on a number of factors that are beyond our control. These factors may include general economic conditions, the condition of the drybulk shipping industry, the charter rates received for specific types of vessels and various operating expenses. If one or more of these charterers terminates its charter or chooses not to re-charter our vessel or is unable to perform under its charter with us and we are not able to find a replacement charter, we could suffer a loss of revenues that could adversely affect our financial condition, results of operations and cash available for distribution as dividends to our shareholders. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers. For the years ended December 31, 2021, 2020 and 2019, the Company had no charterers which individually accounted for more than 10% of the Company's gross charter revenue.

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

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Although the weighted average age of the 53 drybulk vessels in our owned fleet as of December 31, 2021 was approximately 9.3 years, as our fleet ages, we will incur increased costs. Older vessels are typically less fuel efficient and more expensive to maintain than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations and safety or other equipment standards related to the age of vessels may also require expenditures for alterations or the addition of new equipment, to our vessels and may restrict the type of activities in which our vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

We believe that we qualify for this statutory tax exemption for our 2021 taxable year and we intend to take this position for U.S. federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to U.S. federal income tax on our U.S. source income. Therefore, we can give no assurances on our tax-exempt status. If we are not entitled to exemption under Section 883 of the Code for any taxable year, we could be subject for those years to an effective 2% U.S. federal income tax on the gross shipping income we derive during the year that are attributable to the transport of cargoes to or from the United States. The imposition of this tax would have a negative effect on our business and would result in decreased earnings and cash available to pay amounts due on the note or for distribution to our shareholders. For more information, see Item 1. Business - United States Federal Income Taxation of Our Company.

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

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy certain of our financial obligations and to make dividend payments.

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

The conflict between Russia and Ukraine may impact our ability to retain and source crew, and in turn, could adversely affect our revenue, expenses, and profitability.

We have relationships with Ukrainian and Russian manning agencies which procure our crews. The invasion of Ukraine by Russia may impact our ability to continue to source and retain crew from these countries. Continued hostilities and the implementation of sanctions may reduce, or eliminate, the pool of available crew from these countries, and in turn, result in delays and lost earnings for our vessels. We have relationships with manning agencies in areas outside of Ukraine and Russia, including in Asia. If we are not able to source Ukrainian and Russian crews in the future, we may experience delays and loss of earnings for our vessels until replacement crews are employed. We may incur additional travel expenses to repatriate the Russian and Ukrainian crew members on board our vessels, as well as their replacements sourced from other regions. Global crew wages may rise if the available supply of Russian and Ukrainian crew is diminished, as we will be competing with other shipowners to employ crew from other regions.

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

Sales of a substantial number of shares of our common stock in the public market, including sales by any selling shareholder or sales pursuant to our ATM Offering, or the perception that large sales could occur could depress the market price of our common stock. Such future sales, or perception thereof, could also impact our ability to raise capital through future offerings of equity or equity-linked securities. During 2021, we issued 541,898 shares in relation to acquisition of four vessels. From time to time, we may issue additional shares in connection with the acquisition of vessels. As of March 9, 2022, we had 13,633,263 shares of common stock issued and outstanding.

To the extent we issue common stock upon conversion of our Convertible Bond Debt, the conversion of some or all of the Convertible Bond Debt will dilute the ownership interests of existing stockholders. If we elect to deliver shares to holders of our Convertible Bond Debt with respect to the principal amount owed at maturity or upon the holder's exercise of the conversion option prior to maturity, the ownership interests of existing stockholders would be diluted. Any sales in the public market of common stock so issued could adversely affect prevailing market prices of our common stock. In addition, the existence of our Convertible Bond Debt may encourage short selling by market participants because the conversion of our Convertible Bond Debt could depress the price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

See Note 9, Commitments and Contingencies, to the Company’s consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data of this Form 10-K, for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The trading market for shares of our common stock is the Nasdaq Global Select Market, on which our shares are quoted under the symbol "EGLE.”

On March 9, 2022, the closing sale price of our common stock, as reported on the Nasdaq Global Select Market, was $63.32 per share.

The number of shareholders of record of our common stock was approximately 112 on March 9, 2022.

Payment of Dividends to Shareholders

During 2021, the Company adopted a dividend policy which allows for a minimum dividend of 30% of its net income, but not less than $0.10 per share, subject to approval from its board of directors. During the year ended December 31, 2021, a quarterly cash dividend for the third quarter of 2021 of $2.00 per share was declared and paid on November 24, 2021 to the shareholders of record as of November 15, 2021. On February 22, 2022, a quarterly cash dividend for the fourth quarter of 2021 of $2.05 per share was declared and is to be paid on March 25, 2022 to the shareholders of record as of March 15, 2022. We expect to continue paying cash dividends on a quarterly basis; however, in the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the Company’s debt facilities, and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it. See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends.

Equity Compensation Plan Information

On December 15, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the prior Management Incentive Program (the "2014 Plan"). Under the terms of the 2016 Plan, a maximum of 764,087 shares may be issued. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 357,142 shares to a maximum of 1,121,229 shares of common stock.

The following table sets forth certain information as of December 31, 2021 regarding the 2016 Plan. The 2016 Plan was approved by our shareholders on December 15, 2016.

Plan Category	Securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Remaining securities for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	47,568	$38.60	191,013

(1) The sum, combined with 882,648 restricted shares issued consists of 1,121,229 shares eligible to be granted under the 2016 Plan.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8. Financial Statements and Supplementary Data and the risk factors identified in Item 1A. Risk Factors of this Annual Report. For further discussion regarding our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

General Overview

Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/ Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain coal, grain, and iron ore, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of December 31, 2021, we owned and operated a modern fleet of 53 Supramax/Ultramax drybulk vessels. We chartered-in four Ultramax vessels on a long term basis with a remaining lease term of less than one year. In addition, the Company charters-in third-party vessels on a short to medium term basis.

Our owned fleet totals 53 vessels, with an aggregate carrying capacity of 3.19 million dwt and had an average age of 9.3 years as of December 31, 2021.

Financing

In March 2021, the Company entered into an at market issuance sales agreement with B. Riley Securities, Inc., BTIG, LLC and Fearnley Securities, Inc., as sales agents (each, a “Sales Agent” and collectively, the “Sales Agents”), to sell shares of common stock, par value $0.01 per share, of the Company with aggregate gross sales proceeds of up to $50.0 million, from time to time through an “at-the-market” offering program (the “ATM Offering”). During the second quarter of 2021, the Company sold and issued an aggregate of 581,385 shares at a weighted-average sales price of $47.97 per share under the ATM Offering for aggregate net proceeds of $27.1 million after deducting sales agent commissions and other offering costs. The proceeds were used for partial financing of vessel acquisitions and other corporate purposes.

On March 26, 2021, Eagle Bulk Holdco LLC (“Holdco”), a wholly-owned subsidiary of the Company entered into a Credit Agreement ("Holdco Revolving Credit Facility”) made by and among (i) Holdco, as borrower, (ii) the Company and certain wholly-owned vessel-owning subsidiaries of Holdco, as joint and several guarantors, (iii) the banks and financial institutions named therein as lenders (together with their successors and assigns, the “RCF Lenders”), (iv) Crédit Agricole Corporate and Investment Bank and Nordea Bank ABP, New York Branch, as mandated lead arrangers, (v) Crédit Agricole Corporate and Investment Bank, as arranger, facility agent and security trustee for the RCF Lenders. Pursuant to the Holdco Revolving Credit Facility, the RCF lenders agreed to make available an aggregate principal amount of up to the lesser of (a) $35,000,000 and (b) 65% of the Fair Market Value of the Initial Vessels (as defined below). Borrowings under the Holdco Revolving Credit Facility, which were repaid in full on October 1, 2021, bore interest at a rate of 2.4% plus LIBOR for the relevant interest period.

On October 1, 2021, Eagle Bulk Ultraco LLC (“Eagle Ultraco”), a wholly-owned subsidiary of the Company, along with certain of its vessel-owning subsidiaries, as guarantors, entered into a new senior secured credit facility (the “Global Ultraco Debt Facility”) with the lenders party thereto (the “Global Ultraco Lenders”) Credit Agricole Corporate and Investment Bank (“Credit Agricole”), Skandinaviska Enskilda Banken AB (PUBL), Danish Ship

Finance A/S, Nordea Bank ABP, Filial I Norge, DNB Markets Inc., Deutsche Bank AG, and ING Bank N.V., London Branch. The Global Ultraco Debt Facility provides for an aggregate principal amount of $400.0 million, which consists of (i) a term loan facility in an aggregate principal amount of $300.0 million (the “Global Ultraco Term Facility”) and (ii) a revolving credit facility in an aggregate principal amount of $100.0 million (the “Global Ultraco Revolving Facility”) to be used for refinancing the outstanding debt including accrued interest and commitment fees under the Norwegian Bond Debt and the New Ultraco Debt Facility and Holdco Revolving Credit Facility ("Previous Debt Facilities") and for general corporate purposes. The Company paid fees of $5.8 million to the lenders in connection with the transaction and incurred an additional $0.4 million as third party legal costs.

Pursuant to the Global Ultraco Debt Facility, the Company borrowed $350.0 million and together with cash on hand repaid the outstanding debt, accrued interest and commitment fees under the Previous Debt Facilities. Concurrently, the Company issued a ten day call notice to redeem the outstanding bonds under the Norwegian Bond Debt at a redemption price of 102.475% of the nominal amount of each bond. Pursuant to the bond terms, the Company paid $185.6 million consisting of $176.0 million par value of the outstanding bonds, accrued interest of $5.2 million and $4.4 million of a call premium into a defeasance account to be further credited to the bondholders upon expiry of the notice period. The bonds outstanding under the Norwegian Bond Debt were repaid in full on October 18, 2021 after the expiry of the requisite notice period. Additionally, the Company entered into four interest rate swaps for the notional amount of $300.0 million of the term loan under the Global Ultraco Debt Facility at a fixed interest rate ranging between 0.83% and 1.06% to hedge the LIBOR based floating interest rate.

The following are certain significant events with respect to our vessels that occurred during 2021:

For the year ended December 31, 2021, the Company sold one vessel (Tern) for total net proceeds of $9.2 million after brokerage commissions and associated selling expenses. The Company recorded a net gain of $4.0 million from the sale of the Tern in its Consolidated Statement of Operations for the year ended December 31, 2021.

During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase three high specification scrubber-fitted Ultramax bulk carriers for a total purchase price of $51.5 million including direct expenses of acquisition. The Company paid a deposit of $3.3 million related to the acquisition of these vessels as of December 31, 2020 and took delivery of the vessels during the first quarter of 2021.

During the first quarter of 2021, the Company entered into another series of memorandum of agreements to purchase four vessels. The first vessel is a high-specification scrubber-fitted Ultramax bulk carrier for a total purchase price of $15.3 million and a warrant convertible into 212,315 common shares of the Company. The remaining three vessels are 2011-built Crown-58 Supramax bulk carriers that were purchased for a total purchase price of $20.5 million and a warrant convertible into 329,583 common shares of the Company. The above mentioned prices include direct expenses of acquisition. Common shares were issuable upon exercise of warrants on a pro-rata basis in connection with each vessel delivery. The warrants were measured at fair value on the date of the memorandum of agreement and recorded as Vessels and vessel improvements on the Consolidated Balance Sheet when the Company took delivery of the vessels. The fair value of the warrants for the total of 541,898 common shares was approximately $10.7 million as of the date of the memorandum of agreement for each vessel. The Company took delivery of the four vessels during the second and third quarters of 2021 and issued 541,898 shares of common stock upon conversion of outstanding warrants.

During the second quarter of 2021, the Company entered into memorandum of agreements to acquire two high-specification 2015-built scrubber-fitted Ultramax bulk carriers. This acquisition was partially financed with cash on hand, which included proceeds raised from equity issued under the Company's ATM Offering. The total cost of the vessels acquired including the direct costs of acquisition was $42.2 million. The Company took delivery of the two vessels in each of the third and fourth quarters of 2021.

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

Business Outlook

COVID-19

In March 2020, the World Health Organization (the “WHO”) declared COVID-19 to be a pandemic. The COVID-19 pandemic, has had, and continues to have, widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments have implemented measures such as social distancing, mask and vaccine mandates, travel restrictions, COVID testing guidelines and quarantine regulations. These measures taken to slow the spread of COVID-19 led to a significant short-term slowdown in the worldwide economic activity and decline in demand for drybulk cargoes. This impacted charter rates and shipping revenues for the year ended December 31, 2020.

In 2021, drybulk trade increased by 3.8% compared to a decrease of 1.6% in 2020, as measured in metric tons of cargo. This was a result of increased demand for nearly all drybulk cargoes compared to 2020, which was severely restricted by lockdowns, travel restrictions, and other economic shocks from the COVID-19 pandemic. Of particular note, coal demand experienced a strong rebound due to both the general effects of the economic recovery and due to high natural gas prices, leading to commodity substitutions. The BSI averaged $26,768 for 2021, compared to $8,189 for 2020, which represents the highest BSI index level since 2008.

The Company continued to experienced delays in cargo operations due to port restrictions and additional protocols. Our crew on our ships were exposed to risk of exposure to COVID-19. The travel restrictions imposed at various ports severely impeded our crew rotation plans during the year. We experienced some disruptions to our normal vessel operations and incurred additional off-hire time due to deviations our vessels had to take to allow for crew changes. As a result of the spread of COVID-19, the Company incurred some additional expenses relating to procurement of personal protective equipment, COVID-19 testing, and crew travel, which is included in our vessel operating expenses in our Consolidated Statement of Operations for the year ended December 31, 2021. Additionally, the Company experienced some delays in operations, drydocking and BWTS installations as a result of protocols regarding COVID-19, as well as limitations on labor. We also experienced loss of revenues due to a number of off-hire days relating to crew changes and quarantine restrictions as a number of our crew members tested positive for COVID-19 during 2021. For the year ended December 31, 2021, we incurred 115 days of off-hire related to crew changes. For additional discussion regarding the impact of COVID-19, see “—Liquidity and Capital Resources— Summary of Liquidity and Capital Resources” and “Item 1A Risk Factors.”

While the average BSI was at $22,718 per day as of March 9, 2022, the economic activity levels as well as the demand for drybulk cargoes may be negatively impacted by COVID-19. We have instituted measures to reduce the risk of spread of COVID-19 for our crew members on our vessels as well as our onshore offices in Stamford, Connecticut, Singapore, and Copenhagen. However, if the COVID-19 pandemic continues to impact the global economy on a prolonged basis, or vaccination program goes slower than expected, the rate environment in the drybulk market and our vessel values may deteriorate and our operations and cash flows may be negatively impacted as well as our ability to meet the debt covenants under our existing debt facility.

The impact of recent developments in Ukraine

In February 2022, as a result of the invasion of Ukraine by Russia, economic sanctions were imposed by the U.S., the European Union, the United Kingdom and a number of other countries on Russian financial institutions, businesses and individuals, as well as certain regions within the Donbas region of Ukraine. While it is difficult to estimate the impact of current or future sanctions on the Company’s business and financial position, these sanctions could adversely impact the Company’s operations. In the near term, we expect increased volatility in the region due to these geopolitical events. The Black Sea region is a major export market for grains with the Ukraine and Russia exporting a combined 15% of the global seaborne grain trade. While uncertainty remains with respect to the ultimate impact of the invasion of Ukraine by Russia, we anticipate seeing significant changes in trade flows. A reduction or stoppage of grain out of the Black Sea or cargoes from Russia will negatively impact the markets in those areas. At the same time, it is possible for us to see an increase in ton miles as end users find alternative sources for cargo. For more information regarding the risks relating to economic sanctions as a result of Russia’s invasion of Ukraine as well as the impact on retaining and sourcing our crew, see Part I, Item 1A, "Risk Factors" – If our vessels call on ports located in countries or territories that are subject to comprehensive sanctions imposed by the UN, the United States, the EU or other relevant authorities, or if we are found to be in violation of sanctions, there could be an adverse effect on our reputation, business position, financial condition or results of operations, or the market for our common shares; see also Part I, Item 1A, "Risk Factors" – The conflict between Russia and Ukraine may impact our ability to retain and source crew, and in turn, could adversely affect our revenue, expenses, and profitability.

Market Overview

The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 2.6% of the on-the-water drybulk fleet, measured by vessel count. As of December 31, 2021, there are approximately 12,700 drybulk vessels over 10,000 dwt totaling 945 million dwt. We compete with other owners of drybulk vessels, primarily in the Supramax/Ultramax segment and (to a lesser extent) the Handysize and Panamax segments. Many of our competitors are privately-held companies.

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

Our strategy is to focus on the Supramax/Ultramax asset class, defined as drybulk vessels that range in size from approximately 50,000 to 65,000 dwt. These vessels have the cargo loading and unloading flexibility offered by their on-board cranes, while the cargo carrying capacity approaches that of Panamax, which ranges in size between 65,000 and 100,000 dwt but which require onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class makes it the preferred type of ship attractive to potential charterers. As of December 31, 2021, all of our owned vessels range in size between 50,000 and 64,000 dwt.

The supply of drybulk vessels depends primarily on the size of the orderbook and the scrapping of older or less efficient vessels. During 2021, fleet growth decreased slightly to 3.6% in 2021 from 3.8% in 2020. In 2021, vessels totaling 37.9 million dwt were delivered, a decrease of 11.0 million dwt from 2020. Scrapping in 2021 totaled 5.1 million dwt, a decrease of 10.2 million dwt from 2020.

The typical trading life of a Supramax/Ultramax vessel is approximately 25 years. As of December 2021, 11% of the world's drybulk fleet (by vessel count) was 20 years or older.

Fleet Growth for 2022 is expected to continue at low levels of 2.0% for the drybulk fleet and 2.9% for Supramax/Ultramax vessels. The orderbook as of January 2022 stands at approximately 7.0% of the total drybulk fleet, with the orderbook for the Supramax/Ultramax segment at 6.5% of the on-the-water fleet, with both figures at or near the smallest orderbook in approximately 30 years. As of January 2022, the IMF forecasted world GDP growth at 4.4% for 2022, as the global economy continues to recover from the COVID-19 pandemic. Drybulk trade is expected to grow by approximately 1.7% in 2022 on continuing modest levels of growth across most drybulk commodities.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a description of all our accounting policies, see Note 2, Significant Accounting Policies, to our consolidated financial statements included herein.

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
On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (or "ASC 326"). The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expense in the Consolidated Statements of

Operations for the years ended December 31, 2021 and 2020. Upon adoption of ASC 326, the Company assessed collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considered customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the years ended December 31, 2021 and 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Vessel Lives and Impairment

The Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. In addition, the Company estimates the scrap rate to be $300 per lwt, to compute each vessel's residual value, which is based on the 15-year average scrap value of steel.

The carrying values of the Company's vessels may not represent their fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new buildings. Historically, both charter rates and vessel values tend to be cyclical. The volatility in the drybulk market is heavily impacted by growth rate and demand for commodities such as coal and iron ore in the world economy and Chinese economy in particular. We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred which would require modification to their carrying values or useful lives. In evaluating useful lives and carrying values of long-lived assets, we review certain indicators of potential impairment, such as carrying value of the vessels lower than their fair market value, vessel sales, business plans and overall market conditions.

If indicators of impairment are present, we perform an analysis of the undiscounted projected net operating cash flows for each vessel and compare it to the vessel’s carrying value. This assessment is made at the individual vessel level since we can separately identify cash flow information for each vessel. In developing estimates of future cash flows, the Company must make assumptions about future charter rates, vessel operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. The Company annually reviews all the assumptions that are used in the calculation of projected net operating cash flows. Specifically, we utilize the rates currently in effect for the duration of their current charters. Based on our annual review of assumptions, for periods of time where our vessels are not fixed on charters, we utilized an estimated daily time charter equivalent for our vessels’ unfixed days based on a historical average of the last fifteen years of one and three years’ time charter rates as published by a third party. Historically, the Company utilized the 25 year average of one and three year time charters for the unfixed days of the remaining useful life in its impairment analysis. This is considered a change in accounting estimate and it was done primarily to closely align with our peers and also based on our annual evaluation of assumptions used in the undiscounted projected net operating cash flows analysis, we believe that the 15 year average is more representative of future rate environment for our vessels. The change in accounting estimate did not have any impact on the impairment analysis and the consolidated financial statements.

The undiscounted projected net operating cash flows are determined by considering the future charter revenues from the existing charters for the fixed fleet days and for the unfixed days, projected FFA rates up to 2023 and an estimated daily time charter equivalent over the estimated remaining life of the vessel, assumed to be 25 years from the delivery of the vessel from the shipyard, reduced by commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and any planned capital expenditures such as scrubbers and BWTS.

The Company evaluated if any impairment indicators existed as of December 31, 2021. Based on the evaluation, the Company determined that there were no impairment indicators for our vessels in the Company's fleet for which the average vessel prices based on vessel valuations received from third party brokers were greater than their carrying values. The Company determined that there were no impairment indicators and no further impairment analysis was required.

Of the inputs that the Company uses for its impairment analysis, future time charter rates are the most significant and most volatile. We utilize historical averages as discussed above in our impairment tests due to the highly cyclical nature of the drybulk shipping industry. Our vessels range from very new to eighteen years old, and we believe that utilizing rates over a long period of time incorporates numerous shipping cycles and reflects our strategy of operating our vessels over a long time period, and in line with the overall useful economic life of our vessels. As disclosed elsewhere herein, we also consider whether utilizing ten or five year averages would impact our impairment assessment. Our vessels remain fully utilized and have a relatively long average remaining useful life of approximately 16 years in which to provide sufficient cash flows on an undiscounted basis to recover their carrying values as of December 31, 2021. Management will continue to monitor developments in charter rates in our participatory markets with respect to the expectation of future rates over an extended period.

As of December 31, 2016, as part of our fleet renewal program, management considered it probable that we would divest some of our older vessels as well as certain less efficient vessels from its fleet to achieve operating cost savings. Based on our projected undiscounted cash flows prior to sale, factoring the probability of sale, such vessels were determined to be impaired, and written down to their current fair value as of December 31, 2016, which was determined by obtaining broker quotes from two unaffiliated ship brokers. As a result, we recorded an impairment charge of $122.9 million in the fourth quarter of 2016. The carrying value of these vessels prior to impairment was $234.9 million. In addition to the above, in 2015, we identified six vessels as probable sales, and recognized an impairment charge in 2015 of $50.9 million. As the value of such vessels further declined in the first quarter of 2016, we recorded an additional impairment charge of $6.2 million in that quarter. All vessels identified as probable sales in 2015 have been sold as of December 31, 2021. Out of the sixteen vessels impaired in 2016, fourteen vessels have been sold as of December 31, 2021.

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

The table set forth below indicates the carrying value of each of our vessels as of December 31, 2021 and 2020. We believe, based on broker quotes recently obtained, our vessels have a basic charter free market value greater than its carrying value by approximately $289.8 million for the year ended December 31, 2021, and a basic charter free market value lower than its carrying value by approximately $223.7 million for the year ended December 31, 2020. Please note that the carrying values of vessels sold during the year 2021 have been excluded from the table. When the carrying value exceeds the basic charter free market value, the difference represents the approximate amount by which we believe we would have to adjust our net income if we sold all of such vessels, excluding commissions, on industry standard terms, in cash transactions, and to a willing buyer where we are not under any compulsion to sell, and where the buyer is not under any compulsion to buy.

Drybulk Vessels	Dwt (in thousands)	Year Purchased	Carrying Value* as of December 31, 2021	Carrying Value* as of December 31, 2020
Antwerp Eagle	63.5	2015	$21.5 million	—
Bittern	57.8	2009	$16.4 million	$17.4 million *
Canary	57.8	2009	$16.3 million	$17.3 million *
Cape Town Eagle	63.7	2015	$20.1 million	$20.9 million *
Cardinal	55.4	2004	$5.8 million	$6.2 million
Copenhagen Eagle	63.5	2015	$19.3 million	$20.1 million *

Crane	57.8	2010	$17.5 million	$18.5 million *
Crested Eagle	56.0	2009	$18.6 million	$19.8 million *
Crowned Eagle	55.9	2008	$17.7 million	$18.9 million *
Dublin Eagle	63.5	2015	$19.2 million	$20.0 million *
Egret Bulker	57.8	2010	$17.2 million	$18.2 million *
Fairfield Eagle	63.3	2013	$16.9 million	$17.7 million *
Gannet Bulker	57.8	2010	$17.3 million	$18.2 million *
Golden Eagle	56.0	2010	$19.8 million	$21.1 million *
Grebe Bulker	57.8	2010	$17.5 million	$17.8 million *
Greenwich Eagle	63.3	2013	$16.7 million	$17.5 million *
Groton Eagle	63.3	2013	$16.9 million	$17.4 million *
Hamburg Eagle	63.3	2014	$20.9 million	$21.9 million *
Helsinki Eagle	63.6	2015	$16.3 million	—
Hong Kong Eagle	63.5	2016	$20.8 million	$21.7 million *
Ibis Bulker	57.8	2010	$16.9 million	$17.8 million *
Imperial Eagle	56.0	2010	$19.7 million	$20.9 million *
Jaeger	52.5	2004	$5.5 million	$5.8 million
Jay	57.8	2010	$16.9 million	$17.9 million *
Kingfisher	57.8	2010	$17.3 million	$18.3 million *
Madison Eagle	63.3	2013	$17.0 million	$17.8 million *
Martin	57.8	2010	$17.2 million	$18.2 million *
Montauk Eagle	58.0	2011	$9.8 million	—
Mystic Eagle	63.3	2013	$16.6 million	$17.4 million *
New London Eagle	63.1	2015	$21.6 million	$21.8 million *
Newport Eagle	58.0	2011	$7.7 million	—
Nighthawk	57.8	2011	$17.8 million	$18.8 million *
Oriole	57.8	2011	$18.2 million	$18.6 million *
Oslo Eagle	63.7	2015	$15.7 million	—
Owl	57.8	2011	$18.3 million	$18.8 million *
Petrel Bulker	57.8	2011	$18.2 million	$18.7 million *
Puffin Bulker	57.8	2011	$17.8 million	$18.7 million *
Roadrunner Bulker	57.8	2011	$18.6 million	$18.8 million *
Rotterdam Eagle	63.6	2017	$18.6 million	—
Rowayton Eagle	63.3	2013	$16.8 million	$17.6 million *
Sandpiper Bulker	57.8	2011	$17.8 million	$18.7 million *
Sankaty Eagle	58.0	2011	$10.1 million	—
Santos Eagle	63.5	2015	$19.3 million	$20.1 million *
Shanghai Eagle	63.4	2016	$20.8 million	$21.7 million *
Singapore Eagle	63.4	2017	$18.3 million	$18.9 million
Southport Eagle	63.3	2013	$16.8 million	$17.6 million *
Stamford Eagle	61.5	2016	$15.8 million	$16.3 million
Stellar Eagle	56.0	2009	$19.0 million	$19.8 million *
Stockholm Eagle	63.3	2016	$17.6 million	—

Stonington Eagle	63.3	2012	$17.1 million	$17.8 million *
Sydney Eagle	63.5	2015	$19.3 million	$20.1 million *
Valencia Eagle	63.6	2015	$20.2 million	—
Westport Eagle	63.3	2015	$17.4 million	$18.0 million *

* Indicates drybulk carriers for which we believe the basic charter-free market value is lower than the vessel’s carrying value.

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

Results of operations for years ended December 31, 2021 and 2020

This section of this Form 10-K generally discusses 2021 and 2020 results and year-to-year comparisons between 2021 and 2020. A discussion of 2020 results of operations compared to 2019 has been omitted from this Form 10-K, but may be found in “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021.

Net Income/(Loss)

For the year ended December 31, 2021, the Company reported net income of $184.9 million, or basic and diluted income of $14.91 per share and $11.79 per share, respectively. For the year ended December 31, 2020, the Company reported a net loss of $35.1 million, or $3.40 per basic and diluted share. The net income/(loss) for the years ended December 31, 2021 and 2020 are the result of the items described below.

Factors Affecting our Results of Operations

The following tables represent the operating data and certain financial statement data for the years ended December 31, 2021 and 2020 on a consolidated basis.

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	For the Years Ended
	December 31, 2021	December 31, 2020
Ownership days	18,258	18,065
Chartered-in days	2,331	2,179
Available days	19,538	19,612
Operating days	19,439	19,450
Fleet utilization	99.5%	99.2%

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

•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys and other reasons which prevent the vessel from performing under the relevant charter party such as surveys, medical events, stowaway disembarkation, etc. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We completed drydock for 11 vessels during 2021 and two vessels were in drydock as of December 31, 2021 and 11 vessels completed drydock during 2020.

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

The following table represents the reconciliation of Net charter hire income, a non-GAAP measure, for the years ended December 31, 2021 and 2020.

	For the Years Ended
	December 31, 2021	December 31, 2020
Revenues, net	$594,537,654	$275,133,547
Less:
Voyage expenses	104,643,078	89,548,796
Charter hire expenses	37,101,692	21,280,224
Net charter hire income	$452,792,884	$164,304,527

% of Net charter hire from
Time charters	61%	52%
Voyage charters	39%	48%

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

Our revenues for the years ended December 31, 2021 and 2020 were earned from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. We record such broker commissions as voyage expenses.

Revenues, net

Revenues, net for the year ended December 31, 2021 were $594.5 million, an increase of 116% compared to the prior year ended December 31, 2020 primarily due to an increase in charter hire rates as rates recovered from the economic downturn caused by the COVID-19 pandemic in 2020, partly offset by a decrease in available days. The available days including chartered-in days for the year ended December 31, 2021 were 19,538 as compared to 19,612 for the year ended December 31, 2020.

Voyage expenses

To the extent that we employ our vessels on voyage charters, we incur expenses that include but are not limited to bunkers, port charges and canal tolls, as these expenses are borne by the vessel owner on voyage charters. Bunkers, port charges, and canal toll expenses primarily increase in periods during which more vessels are employed on voyage charters.

Voyage expenses for the year ended December 31, 2021 were $104.6 million, compared with $89.5 million for the year ended December 31, 2020. Voyage expenses have primarily increased due to an increase in bunker consumption expense, an increase in broker commission expense and an increase in port expenses.

Vessel operating expenses

Vessel operating expenses include expenses relating to crewing costs, vessel operations, general vessel maintenance, regulatory and classification society compliance, insurance, repairs, stores, supplies, spare parts, and technical consultants.

Vessel operating expenses for the year ended December 31, 2021 were $103.9 million, compared with $86.5 million for the year ended December 31, 2020. The increase in vessel operating expenses is primarily attributable to an increase in lubes expense, an increase in stores and spares delivery costs, crew wages, and crew changes due to the ongoing COVID-19 pandemic, and vessel start-up expenses as the Company purchased and took delivery of nine vessels during 2021. The ownership days for the year ended December 31, 2021 were 18,258 compared to 18,065 for the prior year ended December 31, 2020.

We believe daily vessel operating expenses are a good measure for comparative purposes over a 12-month period in order to take into account all of the expenses that each vessel in our fleet will incur over a full year of operation.

Average daily vessel operating expenses for our fleet for the year ended December 31, 2021 were $5,689 as compared to $4,790 for the year ended December 31, 2020.

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

Charter hire expense

Charter hire expenses for the year ended December 31, 2021 were $37.1 million compared to $21.3 million for the year ended December 31, 2020. The increase in charter hire expenses in 2021 compared with 2020 was mainly due to an increase in charter hire rates due to improvement in the charter hire market and an increase in the number of chartered-in days. The chartered-in days for 2021 were 2,331 compared to 2,179 in 2020. Between 2017 and 2021, the Company entered into a series of agreements to charter five Ultramax vessels on a long term basis. The minimum chartered-in periods ranged between one and four years with an option to extend the duration between three and 24 months. Four and three of those five vessels were chartered-in as of December 31, 2021 and 2020, respectively. The remaining vessel will be delivered during the second quarter of 2022.

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

Depreciation and amortization expenses for the years ended December 31, 2021 and 2020 were $53.5 million and $50.2 million, respectively. The increase in depreciation expense is due to an increase in the cost base of our owned fleet due to the capitalization of scrubbers and BWTS on our vessels, and the acquisition of nine vessels in 2021, offset by the sale of five vessels in the third and fourth quarters of 2020 and the sale of one vessel in the third quarter of 2021. The increase in drydock amortization is due to the completion of eleven additional drydocks since the end of 2020. Total depreciation and amortization expenses for the year ended December 31, 2021 includes $44.9 million of vessel and other fixed asset depreciation and $8.7 million of deferred drydocking amortization. Total depreciation and amortization expenses for the year ended December 31, 2020 includes $42.8 million of vessel and other fixed asset depreciation and $7.4 million of amortization of deferred drydocking costs.

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

General and administrative expenses for the years ended December 31, 2021 and 2020 were $35.2 million and $31.5 million, respectively. The increase in general and administrative expenses in 2021 was primarily due to an increase in legal expenses, compensation and benefits and an increase in stock-based compensation expense.

General and administrative expenses include stock-based compensation charges of $3.5 million and $3.0 million, respectively, for the years ended December 31, 2021 and 2020. These stock-based compensation charges relate to the stock options, restricted stock units and performance-based stock awards granted to certain members of management, employees, and certain directors of the Company under the 2016 Plan. The stock-based compensation expense is higher primarily due to higher stock grants during the year. Please see Note 13, Stock Incentive Plans, to the consolidated financial statements.

Other operating expense

Other operating expense for the year ended December 31, 2021 was $2.8 million, with no comparable amount for the year ended December 31, 2020. In March 2021, the U.S. government began investigating an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The Company posted a surety bond as security for any fines, penalties or other associated costs. Other operating expense consists of expenses incurred relating to this incident, which include legal fees, surety bond expenses, vessel off-hire, crew changes and travel costs.

(Gain)/loss on sale of vessels

For the years ended December 31, 2021 and 2020, the Company recorded a gain of $4.0 million and a loss of $0.5 million, respectively. The gain for the year ended December 31, 2021, includes a gain on the sale of the vessel Tern. The loss for the year ended December 31, 2020, includes a loss on the sale of five vessels - Goldeneye, Shrike, Skua, Osprey I and Hawk I.

Interest expense

Interest expense for the years ended December 31, 2021 and 2020 was $32.3 million and $35.4 million, respectively. The decrease in interest expense was primarily due to a decrease in outstanding debt and lower interest rates due to the refinancing of the Company's debt in the fourth quarter of 2021.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the years ended December 31, 2021 and 2020, the amortization of debt issuance costs was $7.1 million and $6.3 million, respectively. The interest expense for the years ended December 31, 2021 and 2020 includes $4.1 million and $3.9 million, respectively, of interest expense representing the amortization of the equity component of the Convertible Bond Debt. Please refer to Note 6, Debt, to our consolidated financial statements for further information.

Realized and unrealized loss/(gain) on derivative instruments, net

Realized and unrealized loss on derivative instruments, net for the year ended December 31, 2021 was $38.2 million compared to a realized and unrealized gain on derivatives instruments, net of $4.8 million for the year ended December 31, 2020. The increase in realized and unrealized losses on derivative instruments was primarily due to the sharp increase in charter hire rates. Please refer to Note 7, Derivative Instruments, to our consolidated financial statements for further information.

Loss on debt extinguishment

Loss on debt extinguishment for the year ended December 31, 2021 was $6.1 million, with no comparable amount for the year ended December 31, 2020. On October 18, 2021, the Company repaid the outstanding debt together with accrued interest as of that date under the Norwegian Bond Debt and discharged the debt in full from the proceeds of the Global Ultraco Debt Facility and cash on hand. As a result, the Company recognized $1.6 million representing the outstanding balance of debt discount and debt issuance costs, as well as a $4.4 million call premium on the Norwegian Bond Debt as a loss on debt extinguishment in the fourth quarter of 2021. During the third quarter of 2021, the Company cancelled the Super Senior Facility. There was no outstanding debt under the Super Senior Facility. The Company recognized $0.1 million representing the outstanding balance of debt issuance costs as a loss on debt extinguishment. Please see Note 6, Debt, to our consolidated financial statements for further information.

Selected Financial Data
The selected financial data presented below have been derived in part from, and should be read in conjunction with, the consolidated financial statements
(Dollars, Shares, and Weighted average shares outstanding amounts in thousands except Per Share amounts and Fleet Data)

Income Statement Data	2021	2020	2019	2018	2017
Revenues, net	$594,538	$275,134	$292,378	$310,094	$236,785
Voyage expenses	104,643	89,549	87,701	79,566	62,351
Vessel operating expenses	103,877	86,528	82,342	81,336	78,607
Charter hire expenses	37,102	21,280	42,169	38,046	31,284
Depreciation and amortization	53,517	50,157	40,546	37,717	33,691
General and administrative expenses	35,161	31,532	35,042	36,157	33,126
Other operating expense(1)	2,812	—	1,125	—	—
Impairment of operating lease right-of-use assets(2)	—	352	—	—	—
(Gain)/loss on sale of vessels	(3,966)	490	(5,979)	(335)	(2,135)
Total operating expenses, net	333,146	279,888	282,947	272,487	236,925

Interest expense	32,257	35,393	30,577	25,744	29,377
Interest income	(92)	(257)	(1,867)	(585)	(651)
Realized and unrealized loss/(gain) on derivative instruments, net	38,244	(4,827)	150	(126)	(38)
Loss on debt extinguishment(3)	6,085	—	2,268	—	14,969
Net income/(loss)	$184,898	$(35,063)	$(21,697)	$12,575	$(43,797)

Share and Per Share Data
Basic net income/(loss) per share (4)	$14.91	$(3.40)	$(2.13)	$1.25	$(4.43)
Diluted net income/(loss) per share (4)	$11.79	$(3.40)	$(2.13)	$1.23	$(4.43)
Weighted average shares outstanding - Basic (4)	12,400	10,310	10,195	10,095	9,883
Weighted average shares outstanding – Diluted (4)	15,684	10,310	10,195	10,257	9,883

Consolidated Cash Flow Data
Net cash provided by/(used in) operating activities	$209,171	$12,595	$21,686	$45,470	$(10,037)
Net cash used in investing activities	(125,481)	(5,492)	(168,619)	(31,014)	(155,250)
Net cash (used in)/provided by financing activities	(86,317)	22,615	127,900	7,381	145,022
(1) In March 2021, the U.S. government began investigating an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The Company posted a surety bond as security for any fines, penalties or other associated costs. Other operating expense for the year ended December 31, 2021 consists of expenses incurred relating to this incident, which include legal fees, surety bond expenses, vessel off-hire, crew changes and travel costs. Other operating expense for the year ended December 31, 2019 was $1.1 million. The expense relates to our legal settlement with OFAC.

(2) During the second quarter of 2020, the Company determined that there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million.

(3) On October 18, 2021, the Company repaid the outstanding debt together with accrued interest as of that date under the Norwegian Bond Debt and discharged the debt in full using the proceeds of the Global Ultraco Debt Facility and cash on hand. As a result, the Company recognized $6.0 million representing a bond call premium and the outstanding balance of debt discount and debt issuance costs, as Loss on debt extinguishment in the fourth quarter of 2021. See Note 6, Debt, to the consolidated financial statements.

During the third quarter of 2021, the Company cancelled the Super Senior Revolving Facility. There were no outstanding amounts under the facility and the Company recorded $0.1 million as Loss on debt extinguishment in the third quarter of 2021. Please see Note 6, Debt, to the consolidated financial statements.

On January 25, 2019, the Company repaid the outstanding debt together with accrued interest as of that date under the New First Lien Facility and the Original Ultraco Debt Facility and discharged the debt in full from the proceeds of the New Ultraco Debt Facility. As a result, the Company recognized $2.3 million representing the outstanding balance of debt issuance costs, as a loss on debt extinguishment in the first quarter of 2019. Please see Note 6, Debt, to the consolidated financial statements.

On December 8, 2017, the Company repaid the amounts outstanding under the First Lien Facility and the Second Lien Facility by issuance of $200.0 million of the Norwegian Bond Debt and $65.0 million of the New First Lien Facility. As a result, the Company recognized a $15.0 million loss on debt extinguishment in the fourth quarter of 2017.

(4) Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1, General Information, to the consolidated financial statements.

	December 31,
Consolidated Balance Sheet Data	2021	2020	2019	2018	2017
Current assets	$156,033	$118,265	$100,533	$118,474	$105,223
Total assets	1,126,658	967,127	1,002,087	846,209	808,350
Total liabilities	455,392	496,709	520,584	366,603	347,185
Current portion of long-term debt (a)	49,800	39,244	35,709	29,176	4,000
Long-term debt	330,244	412,931	410,067	301,583	313,684
Stockholders' equity (b)	671,266	470,418	481,503	479,606	461,165
Other Data
Capital expenditures:
Vessels and vessel improvements	$128,254	$4,230	$143,478	$43,444	$176,603
Purchase of scrubbers and ballast water systems	6,712	28,377	58,196	12,342	—
Drydocking expenditures	21,906	14,294	11,903	8,323	2,579
Ratio of Total debt to Total capitalization (c)	36.1%	49.0%	48.1%	40.8%	40.8%
Fleet Data
Number of vessels in owned fleet	53	45	50	47	47
Average age of fleet (years)	9.3	8.8	8.7	9.0	8.2
Fleet ownership days	18,258	18,065	16,945	17,213	16,293
Charter-in days	2,331	2,179	3,583	3,294	3,353
Fleet available days	19,538	19,612	19,214	20,083	19,245
Fleet operating days	19,439	19,450	19,058	19,921	19,140
Fleet utilization	99.5%	99.2%	99.2%	99.2%	99.5%

(a) The 2021 amount represents $49.8 million under the Global Ultraco Debt Facility to be repaid in 2022.

(b) Effective as of September 15, 2020, the Company completed the 1-for-7 Reverse Stock Split of the Company's issued and outstanding shares of common stock, par value $0.01 per share. All references herein to common stock and per share data for all periods presented in these consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the Reverse Stock Split. See Note 1, General Information, to the consolidated financial statements for additional information.

(c) Ratio of Total debt to Total capitalization was calculated as debt divided by capitalization (debt plus stockholders' equity).

Effects of Inflation
The Company believes that its business benefits during periods of elevated inflation and positive demand growth, as higher charter rates, and net revenues, more than offset increases in costs relating to vessel operating expenses, drydocking, and general and administrative.

Liquidity and Capital Resources

The following table presents the cash flow information for the years ended December 31, 2021 and 2020:

	For the Years Ended
(in thousands of U.S. dollars)	December 31, 2021	December 31, 2020
Net cash provided by operating activities	$209,171	$12,595
Net cash used in investing activities	(125,481)	(5,492)
Net cash (used in)/provided by financing activities	(86,317)	22,615

(Decrease)/increase in cash and cash equivalents	(2,627)	29,718
Cash, cash equivalents including restricted cash, beginning of year	88,849	59,130

Cash and cash equivalents including restricted cash, end of year	$86,222	$88,849

Net cash provided by operating activities for the year ended December 31, 2021 was $209.2 million, compared with $12.6 million in 2020. The increase in cash flows provided by operating activities resulted primarily from the increase in revenues due to higher charter hire rates.

Net cash used in investing activities for the year ended December 31, 2021 was $125.5 million, compared to $5.5 million in the prior year. During 2021, the Company purchased nine vessels for $126.2 million. The Company paid $6.7 million for the purchase of ballast water treatment systems on our fleet. Additionally, the Company paid $2.1 million for vessel improvements. This use of cash was partially offset by the proceeds from the sale of one vessel for $9.2 million and $0.4 million of insurance proceeds received on hull and machinery claims.

Net cash used in financing activities for the year ended December 31, 2021 was $86.3 million, compared to net cash provided by financing activities of $22.6 million in the prior year ended December 31, 2020. During 2021, the Company received (i) $300.0 million in proceeds from the Global Ultraco Debt Facility, (ii) $50.0 million in proceeds from the revolver loan under the Global Ultraco Debt Facility, (iii) $55.0 million in proceeds from the revolver loan under the New Ultraco Debt Facility, (iv) $16.5 million in proceeds from the New Ultraco Debt Facility, (v) $24.0 million in proceeds from the Holdco Revolving Credit Facility and (vi) $27.1 million in net proceeds from the ATM Offering. The Company repaid (i) $182.9 million of the New Ultraco Debt Facility, (ii) $184.4 million of the Norwegian Bond Debt, (iii) $12.5 million of the Global Ultraco Debt Facility, (iv) $55.0 million of the revolver loan under the New Ultraco Debt Facility, (v) $24.0 million of the Holdco Revolving Credit Facility, (vi) $15.0 million of the revolver loan under the Super Senior Facility and (vii) $50.0 million of the revolver loan under the Global Ultraco Debt Facility. Additionally, the Company paid (i) $6.4 million in financing costs to lenders, (ii) $0.7 million in other financing costs, and (iii) $0.5 million of financing costs related to the equity offerings in December 2020. Additionally, the Company paid $25.8 million in dividends to its shareholders and $1.9 million to settle net share equity awards.

As of December 31, 2021, our cash and cash equivalents balance was $86.1 million, compared to a cash and cash equivalents balance of $69.9 million at December 31, 2020. In addition, our restricted cash balance at December 31, 2021 was $0.1 million which includes $0.1 million for collateralizing letters of credit relating to our office leases. As of December 31, 2020, our restricted cash balance was $18.9 million and includes $18.8 million in proceeds from the sale of vessels which were restricted pursuant to the terms under the Norwegian Bond Debt and $0.1 million for collateralizing letters of credit relating to our office leases.

At December 31, 2021, the Company’s debt, net of $21.6 million debt discount and debt issuance costs totaled $380.0 million of which $49.8 million is shown in the current portion of long-term debt and $330.2 million in noncurrent liabilities.

In addition, as of December 31, 2021, we had $100.0 million in an undrawn revolver facility available under the Global Ultraco Debt Facility.

Our principal sources of funds are operating cash flows, long-term bank borrowings and borrowings under our revolving credit facility. Our principal use of funds is capital expenditures to establish and grow our fleet, maintain the quality of our vessels, comply with international shipping standards and environmental laws and regulations, fund working capital requirements and repayments of interest and principal on our outstanding debt facilities.

We believe that our current financial resources, together with the undrawn revolver under the Global Ultraco Debt Facility and cash generated from operations will be sufficient to meet our ongoing business needs and other obligations over the next twelve months and for the foreseeable future thereafter. Our ability to generate sufficient cash depends on many factors beyond our control including, among other things, general charter rate environment.

Dividends

During 2021, the Company adopted a dividend policy which allows for a minimum dividend of 30% of its net income, but not less than $0.10 per share, subject to approval from its board of directors. During the year ended December 31, 2021, a quarterly cash dividend for the third quarter of 2021 of $2.00 per share was declared and paid on November 24, 2021 to the shareholders of record as of November 15, 2021. On February 22, 2022, a quarterly cash dividend for the fourth quarter of 2021 of $2.05 per share was declared and is to be paid on March 25, 2022 to the shareholders of record as of March 15, 2022. We expect to continue paying cash dividends on a quarterly basis; however, in the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the Company’s debt facilities, and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company's earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company's growth strategy, the terms of its outstanding indebtedness and the ability of the Company's subsidiaries to distribute funds to it.

Debt Agreements

Refer to Note 6, Debt, to our consolidated financial statements above for a summary of our credit agreements.

Contractual Obligations

Information about the Company's contractual obligations can be found within Note 3, Vessels, Note 6, Debt, and Note 10, Leases, in addition to the information presented below. We believe that funds from future operating cash flows and cash on hand and available to us through our financing transactions will be sufficient for future operations and commitments, and for capital acquisitions and other strategic transactions for the next 12 months and for the foreseeable future thereafter.

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

During the third quarter of 2018, the Company entered into a contract for the purchase of BWTS on 39 of our owned vessels. The projected costs, including installation, are approximately $0.5 million per BWTS. The Company intends to complete the installation during scheduled drydockings. The Company completed installation of BWTS on 23 vessels and recorded $11.5 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2021. Additionally, the Company recorded $4.4 million as advances paid towards installation of BWTS as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2021. We intend to fund the remaining BWTS installations with cash on hand.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. In 2021, 11 of our vessels completed drydock and two vessels were in drydock as of December 31, 2021 and we incurred $21.9 million in drydocking related costs. In 2020, 11 of our vessels completed drydock and we incurred $14.3 million in drydocking related costs. The increase in drydocking costs was primarily due to additional required upgrades including the installation of BWTS, discretionary vessel upgrades, and an increase in shipyard costs due to shipyard congestion caused by the COVID-19 pandemic.

The following table represents certain information about the estimated costs for anticipated vessel drydockings, BWTS, and vessel upgrades in the next four quarters, along with the anticipated off-hire days:

	Projected Costs(1) (in millions)
Quarter Ending	Off-hire Days(2)	BWTS	Drydocks	Vessel Upgrades(3)
March 31, 2022	383	$2.8	$4.1	$1.2
June 30, 2022	238	0.7	4.0	0.4
September 30, 2022	85	0.2	0.1	—
December 31, 2022	99	0.5	0.3	—

(1) Actual costs will vary based on various factors, including where the drydockings are actually performed. We expect to fund these costs with cash on hand.
(2) Actual duration of off-hire days will vary based on the age and condition of the vessel, yard schedules and other factors.
(3) Vessel upgrades represents capital expenditures relating to items such as high-spec low friction hull paint which improves fuel efficiency and reduces fuel costs, NeoPanama Canal chock fittings enabling vessels to carry additional cargo through the new Panama Canal locks, as well as other retrofitted fuel-saving devices. Vessel upgrades are discretionary in nature and evaluated on a business case-by-case basis. We expect to fund these upgrades with cash on hand.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

We refer you to Note 9, Commitment and Contingencies, to our consolidated financial statements included in this Annual Report for a discussion of our contingencies related to claim litigation. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates, which could impact its results of operations and financial condition. The Company's objective is to manage the impact of interest rate changes on its earnings and cash flows. The Company expects to manage this exposure to market risk through its regular operating and financing activities and, when deemed appropriate, using derivative financial instruments. The Company has entered into, and in the future may enter into additional, interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. On October 1, 2021, the Company, along with certain of its vessel-owning subsidiaries, as guarantors, entered into the Global Ultraco Debt Facility with the Global Ultraco Lenders. The Global Ultraco Debt Facility provides for an aggregate principal amount of $400.0 million, which consists of (i) the Global Ultraco Term Facility in an aggregate principal amount of $300.0 million and (ii) the Global Ultraco Revolving Facility in an aggregate principal amount of $100.0 million to be used for refinancing the outstanding debt including accrued interest and commitment fees under the Previous Debt Facilities and for general corporate purposes. Additionally, the Company entered into four interest rate swaps for the notional amount of $300.0 million of the term loan under the Global Ultraco Debt Facility at a fixed interest rate ranging between 0.83% and 1.06% to hedge the LIBOR-based floating interest rate. The interest rate swaps were designated and qualified as a cash flow hedge. The Company uses the interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate. The interest rate swaps are an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the interest rate swaps and the prevailing market interest rates. The Company may terminate the interest rate swaps prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.

At December 31, 2021, the Company’s debt consisted of $114.1 million, net of $13.2 million in debt discount and debt issuance costs under the Convertible Bond Debt and $287.6 million, net of $8.5 million in debt issuance costs under the Global Ultraco Debt Facility. In addition, we have $100.0 million in an undrawn revolver facility available under the Global Ultraco Debt Facility. The Convertible Bond Debt carries a fixed interest rate of 5.00% and therefore does not carry any exposure to interest rate increases. The interest rate on our outstanding term loan debt under the Global Ultraco Debt Facility is fixed with interest rate swaps which were entered into in the fourth quarter of 2021. Therefore the only outstanding debt which has any exposure to interest rate fluctuations is our revolving facility under the Global Ultraco Debt Facility, which carries an interest of margin plus LIBOR. Our total cash interest expense for the year ended December 31, 2021 on our outstanding revolver loan under the Global Ultraco Debt Facility was $0.1 million. The table below provides sensitivity analysis of changes in interest rates for an increase or decrease of 100 basis points and an increase of 200 basis points and the increase in annual interest expense under each scenario if our revolver facility is fully drawn at $100.0 million.

	Incremental interest expense
	For the year ended December 31, 2021	For the year ended December 31, 2020
+200 basis points	$2,000,000	$1,400,000
+100 basis points	1,000,000	700,000
-100 basis points	(1,000,000)	(700,000)

 For information regarding our use of interest rate swaps, see Note 7, Derivative Instruments, to our consolidated financial statements.

Foreign Currency and Exchange Rate Risk

The shipping industry in which the Company operates substantially transacts using the U.S. dollar. The Company generates all of its revenues in U.S. dollars and the Company’s current exposure to currency fluctuations is not material. The majority of the Company's operating expenses are in U.S. dollars. However, we incur some of our voyage expenses and vessel operating expenses in other currencies. The amount and frequency of some of these expenses may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the U.S. dollar cost to us of paying such expenses. There is currently no expectation that that there would be an increase in the business conducted in foreign currencies. In the future if there is a substantial increase in our foreign currency transactions, our exposure could increase and we may seek to hedge against any currency fluctuation.

Item 8. Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption "Consolidated Financial Statements" as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

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

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV. Item 15. Exhibits, Financial Statement Schedules under the heading, “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in the proxy statement for the 2022 annual meeting of shareholders, to be filed within 120 days after December 31, 2021, and is incorporated by reference to this Form 10-K.

Item 11. Executive Compensation

Information regarding executive compensation will be included in the proxy statement for the 2022 annual meeting of shareholders, to be filed within 120 days after December 31, 2021, and is incorporated by reference to this Form 10-K.

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

The following table sets forth certain information as of December 31, 2021 regarding the 2016 Plan. The 2016 Plan was approved by our shareholders on December 15, 2016.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
Plan Category	(a)*	(b)	(c)*
Equity compensation plans approved by security holders	47,568	$38.60	191,013

* The sum, combined with 882,648 restricted shares issued consists of 1,121,229 shares eligible to be granted under the 2016 Plan.

Information regarding beneficial ownership and management and related stockholder matters will be included in the proxy statement for the 2022 annual meeting of shareholders, to be filed within 120 days after December 31, 2021, and is incorporated by reference to this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the proxy statement for the 2022 annual meeting of shareholders, to be filed within 120 days after December 31, 2021, and is incorporated by reference to this Form 10-K.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be included in the proxy statement for the 2022 annual meeting of shareholders, to be filed within 120 days after December 31, 2021, and is incorporated by reference to this Form 10-K.

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
3.1
Second Amended and Restated By-Laws of Eagle Bulk Shipping Inc., dated as of October 15, 2014 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014; File No. 001-33831).

3.2
Third Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc., dated as of August 4, 2016 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on August 4, 2016; File No. 001-33831).

3.3
Articles of Amendment to Third Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on September 14, 2020; File No. 001-33831).

4.1
Form of Specimen Stock Certificate of Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on October 16, 2014; File No. 001-33831).

4.2
Amended and Restated Registration Rights Agreement, dated as of May 13, 2016, by and between Eagle Bulk Shipping Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on May 17, 2016; File No. 001-33831).

4.3*	Description of Securities.
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

10.2#
Employment Agreement, dated October 29, 2021, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Gary Vogel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 1, 2021; File No. 001-33831).

10.3#
Employment Agreement, dated September 3, 2016, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Frank De Costanzo (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on November 9, 2016; File No. 001-33831).

10.4#
Option Award Agreement, dated November 7, 2016, between Frank De Costanzo and Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 9, 2016; File No. 001-33831).

10.5#
Option Award Agreement, dated December 15, 2016, between Gary Vogel and Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 31, 2017; File No. 001-33831).

10.6#
Form of Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017; File No. 001-33831).

10.7#
Form of Option Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017; File No. 001-33831).

10.8
At Market Issuance Sales Agreement with B. Riley Securities, Inc., BTIG, LLC and Fearnley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc. filed with the SEC on March 12, 2021; File No. 001-33831).

10.9*
Senior Secured Credit Facility, dated October 1, 2021, by and between Eagle Bulk Shipping, Inc., certain vessel-owning subsidiaries, as guarantors, the lenders party thereto, the swap banks party thereto, Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB (PUBL), Danish Ship Finance A/S, Nordea Bank ABP, Filial I Norge and DNB Markets Inc., as mandated lead arrangers and bookrunners, DNB Bank ASA, as swap coordinator, Deutsche Bank AG and ING Bank N.V., London Branch, as lenders, and Credit Agricole, as security trustee, structurer, sustainability coordinator and facility agent

10.10#*	Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, dated September 3, 2021, between Gary Vogel and Eagle Bulk Shipping Inc.
10.11#*	Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, dated September 3, 2021, between Frank De Costanzo and Eagle Bulk Shipping Inc.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Seward & Kissel LLP.
31.1*	Rule 13a-14(d) / 15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2022.

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
Gary Weston

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Eagle Bulk Shipping Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Vessel Asset Impairment Indicators — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of vessel assets for impairment involves an initial assessment of each vessel asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of vessel assets are no longer recoverable. Total Vessels and vessel improvements, at cost, net of accumulated depreciation as of December 31, 2021 and 2020, were $908 million and $811 million, respectively.

Possible indications of impairment may include events or changes in circumstances affecting the legal environment, the business climate, employment, charter hire rates, market value, useful economic life and physical condition of the vessel assets. When events or changes in circumstances exist, the Company evaluates its vessel assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each vessel asset to the respective carrying amount. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair market value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair market value.

The Company makes significant assumptions to evaluate vessel assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the vessel assets identified for further analysis. For the years ended December 31, 2021, 2020, and 2019, no impairment loss has been recognized on vessel assets.

We identified the determination of impairment indicators for vessel assets as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of vessel assets may not be recoverable. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of vessel assets for possible indications of impairment included the following, among others:

•We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that the carrying amounts of vessel assets are no longer recoverable, including controls over management’s estimates of the legal environment, the business climate, employment, charter hire rates, market value, useful economic life and physical condition of the vessel assets.

•We evaluated management’s impairment analysis by:

◦Testing vessel assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions.

◦Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

◦Obtained from the Company’s management the vessel assets impairment indicators analysis and the assumptions used in the legal environment, the business climate, employment, charter hire rates, market value, and physical condition of the vessel assets, and considered the consistency of the assumptions used with evidence obtained in other areas of the audit. This included, among others, 1) internal communications by management to the board of directors, and 2) external communications by management to analysts and investors.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 11, 2022
We have served as the Company's auditor since 2015.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in U.S. dollars except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$86,146,552	$69,927,594
Restricted cash - current	—	18,846,177
Accounts receivable, net of a reserve of $1,818,482 and $2,357,191, respectively	28,456,036	13,843,480
Prepaid expenses	3,361,730	3,182,815
Inventories	17,651,381	11,624,833
Collateral on derivatives	15,080,567	—
Fair value of derivative assets - current	4,668,873	—
Other current assets	667,677	839,881
Total current assets	156,032,816	118,264,780
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $218,669,885 and $177,771,755, respectively	908,075,913	810,713,959
Advances for vessel purchases	—	3,250,000
Operating lease right-of-use assets	17,017,429	7,540,871
Other fixed assets, net of accumulated depreciation of $1,402,584 and $1,137,562, respectively	257,228	489,179
Restricted cash - noncurrent	75,000	75,000
Deferred drydock costs, net	37,093,531	24,153,776
Fair value of derivative assets - noncurrent	3,112,091	—
Advances for scrubbers and ballast water systems and other assets	4,994,416	2,639,491
Total noncurrent assets	970,625,608	848,862,276
Total assets	$1,126,658,424	$967,127,056
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,781,295	$10,589,970
Accrued interest	2,957,241	4,690,135
Other accrued liabilities	17,993,299	11,747,064
Fair value of derivative liabilities - current	4,253,155	481,791
Current portion of operating lease liabilities	15,728,107	7,615,371
Unearned charter hire revenue	12,087,586	8,072,295
Current portion of long-term debt	49,800,000	39,244,297
Total current liabilities	123,600,683	82,440,923
Noncurrent liabilities:
Norwegian Bond Debt, net of debt discount and debt issuance costs	—	169,290,230
Super Senior Facility, net of debt issuance costs	—	14,896,357
New Ultraco Debt Facility, net of debt issuance costs	—	132,083,949
Global Ultraco Debt Facility, net of debt issuance costs	229,289,860	—
Convertible Bond Debt, net of debt discount and debt issuance costs	100,953,744	96,660,485
Noncurrent portion of operating lease liabilities	1,282,553	686,422
Other noncurrent accrued liabilities	265,365	—

Fair value of derivative liabilities - noncurrent	—	650,607
Total noncurrent liabilities	331,791,522	414,268,050
Total liabilities	455,392,205	496,708,973
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 12,917,027 and 11,661,797 shares issued and outstanding as of December 31, 2021 and 2020, respectively	129,170	116,618
Additional paid-in capital	982,745,562	943,571,685
Accumulated deficit	(313,494,798)	(472,137,822)
Accumulated other comprehensive income/(loss)	1,886,285	(1,132,398)
Total stockholders' equity	671,266,219	470,418,083
Total liabilities and stockholders' equity	$1,126,658,424	$967,127,056

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in U.S. dollars except share data)

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenues, net	$594,537,654	$275,133,547	$292,377,638

Voyage expenses	104,643,078	89,548,796	87,701,407
Vessel operating expenses	103,876,600	86,527,915	82,342,123
Charter hire expenses	37,101,692	21,280,224	42,168,642
Depreciation and amortization	53,517,372	50,157,147	40,545,904
General and administrative expenses	35,160,889	31,532,109	35,041,996
Impairment of operating lease right-of-use assets	—	352,368	—
Other operating expense	2,812,415	—	1,125,000
(Gain)/loss on sale of vessels	(3,966,370)	489,772	(5,978,566)
Total operating expenses, net	333,145,676	279,888,331	282,946,506

Operating income/(loss)	261,391,978	(4,754,784)	9,431,132

Interest expense	32,256,787	35,392,623	30,577,489
Interest income	(91,533)	(257,165)	(1,867,326)
Realized and unrealized loss/(gain) on derivative instruments, net	38,243,746	(4,826,774)	149,632
Loss on debt extinguishment	6,085,094	—	2,268,452
Total other expense, net	76,494,094	30,308,684	31,128,247
Net income/(loss)	$184,897,884	$(35,063,468)	$(21,697,115)

Weighted average shares outstanding*:

Basic*	12,399,509	10,310,246	10,195,088
Diluted*	15,684,392	10,310,246	10,195,088

Per share amounts:
Basic net income/(loss) *	$14.91	$(3.40)	$(2.13)
Diluted net income/(loss) *	$11.79	$(3.40)	$(2.13)

* Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1, General Information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in U.S. dollars)

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net income/(loss)	$184,897,884	$(35,063,468)	$(21,697,115)
Other comprehensive income/(loss):
Net unrealized gain/(loss) on cash flow hedges	3,018,683	(1,132,398)	—
Comprehensive income/(loss)	$187,916,567	$(36,195,866)	$(21,697,115)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in U.S. dollars except share data)

	Common Shares*	Common Shares Amount*	Additional paid-in Capital*	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total Stockholders’ Equity
Balance at January 1, 2019	10,150,771	$101,508	$894,881,580	$(415,377,239)	$—	$479,605,849
Net loss	—	—	—	(21,697,115)	—	(21,697,115)
Proceeds received from the Share Lending Agreement	—	—	35,829	—	—	35,829
Issuance of shares due to vesting of restricted shares	63,829	638	(638)	—	—	—
Equity component of Convertible Bond Debt, net of equity issuance costs	—	—	20,175,803	—	—	20,175,803
Cash used to settle net share equity awards	—	—	(1,443,753)	—	—	(1,443,753)
Stock-based compensation	—	—	4,826,324	—	—	4,826,324
Balance at December 31, 2019	10,214,600	102,146	918,475,145	(437,074,354)	—	481,502,937
Net loss	—	—	—	(35,063,468)	—	(35,063,468)
Issuance of shares due to vesting of restricted shares	65,982	660	(660)	—	—	—
Issuance of common shares for Equity Offerings	1,381,215	13,812	23,803,693	—	—	23,817,505
Fees for Equity Offerings	—	—	(579,651)	—	—	(579,651)
Cash used to settle net share equity awards	—	—	(1,162,609)	—	—	(1,162,609)
Cash used to settle fractional shares in the Reverse Stock Split	—	—	(12,513)	—	—	(12,513)
Unrealized loss on cash flow hedges	—	—	—	—	(1,132,398)	(1,132,398)
Stock-based compensation	—	—	3,048,280	—	—	3,048,280
Balance at December 31, 2020	11,661,797	116,618	943,571,685	(472,137,822)	(1,132,398)	470,418,083
Net income	—	—	—	184,897,884	—	184,897,884
Dividends declared	—	—	—	(26,254,860)	—	(26,254,860)
Issuance of shares due to vesting of restricted shares	81,281	813	(813)	—	—	—
Issuance of shares upon exercise of stock options	50,641	506	55,072	—	—	55,578
Issuance of shares upon conversion of Convertible Bond Debt	25	—	982	—	—	982
Issuance of shares upon conversion of warrants	541,898	5,419	10,674,569	—	—	10,679,988
Issuance of shares from ATM Offering, net of commissions and issuance costs	581,385	5,814	27,132,524	—	—	27,138,338
Fees for Equity Offerings	—	—	(232,971)	—	—	(232,971)
Cash used to settle net share equity awards	—	—	(1,936,581)	—	—	(1,936,581)
Unrealized gain on cash flow hedges	—	—	—	—	3,018,683	3,018,683
Stock-based compensation	—	—	3,481,095	—	—	3,481,095
Balance at December 31, 2021	12,917,027	$129,170	$982,745,562	$(313,494,798)	$1,886,285	$671,266,219

* Adjusted retroactively to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1, General Information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in U.S. dollars)

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income/(loss)	$184,897,884	$(35,063,468)	$(21,697,115)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	44,861,755	42,778,395	34,318,053
Amortization of deferred drydocking costs	8,655,617	7,378,752	6,227,851
Amortization of operating lease right-of-use assets	16,364,248	12,516,798	12,764,596
Amortization of debt discount and debt issuance costs	7,082,655	6,272,309	3,783,939
Loss on debt extinguishment	6,085,094	—	2,268,452
(Gain)/loss on sale of vessels	(3,966,370)	489,772	(5,978,566)
Impairment of operating lease right-of-use assets	—	352,368	—
Net unrealized loss/(gain) on fair value of derivatives	68,153	(536,935)	(75,537)
Stock-based compensation expense	3,481,095	3,048,280	4,826,324
Drydocking expenditures	(21,906,358)	(14,293,562)	(11,903,474)
Changes in operating assets and liabilities:
Accounts payable	10,066,523	(4,170,779)	3,199,113
Accounts receivable	(14,966,819)	1,917,765	(6,902)
Accrued interest	(1,732,894)	(630,954)	3,585,458
Inventories	(6,026,548)	4,199,445	313,507
Operating lease liabilities current and noncurrent	(17,131,939)	(13,255,978)	(13,475,534)
Collateral on derivatives	(15,080,567)	—	—
Fair value of derivatives, other current and noncurrent assets	(1,622,099)	(228,992)	1,503,904
Other accrued liabilities	6,204,957	(3,006,946)	4,261,774
Prepaid expenses	(178,915)	1,448,601	4,463
Unearned charter hire revenue	4,015,291	3,380,036	(2,234,580)
Net cash provided by operating activities	209,170,763	12,594,907	21,685,726

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(128,253,515)	(979,612)	(143,477,720)
Advances for vessel purchases	—	(3,250,000)	—
Purchase of scrubbers and ballast water treatment systems	(6,712,172)	(28,376,566)	(58,196,164)
Proceeds from hull and machinery insurance claims	354,263	3,943,667	3,845,967
Proceeds from sale of vessels	9,163,354	23,224,650	29,560,746
Purchase of other fixed assets	(33,071)	(53,794)	(351,434)
Net cash used in investing activities	(125,481,141)	(5,491,655)	(168,618,605)

Cash flows from financing activities:
Proceeds from the revolver loan under New First Lien Facility	—	—	5,000,000
Payment of revolver under New First Lien Facility	—	—	(5,000,000)
Proceeds from Convertible Bond Debt, net of debt discount	—	—	112,482,586

Proceeds from New Ultraco Debt Facility	16,500,000	22,550,000	187,760,000
Proceeds from Share Lending Agreement	—	—	35,829
Proceeds from the revolver loan under New Ultraco Debt Facility	55,000,000	55,000,000	—
Proceeds from the Super Senior Facility	—	15,000,000	—
Proceeds from Holdco Revolving Credit Facility	24,000,000	—	—
Proceeds from the Global Ultraco Debt Facility	300,000,000	—	—
Proceeds from the revolver loan under the Global Ultraco Debt Facility	50,000,000	—	—
Proceeds from issuance of shares under ATM Offering, net of commissions	27,138,338	—	—
Repayment of New First Lien Facility - term loan	—	—	(60,000,000)
Repayment of Norwegian Bond Debt	(184,356,000)	(8,000,000)	(8,000,000)
Repayment of Original Ultraco Debt Facility	—	—	(82,600,000)
Repayment of term loan under New Ultraco Debt Facility	(182,929,593)	(28,734,393)	(15,146,013)
Repayment of term loan under Global Ultraco Debt Facility	(12,450,000)	—	—
Repayment of revolver loan under New Ultraco Debt Facility	(55,000,000)	(55,000,000)	—
Repayment of revolver loan under Super Senior Facility	(15,000,000)	—	—
Repayment of revolver loan under Holdco Revolving Credit Facility	(24,000,000)	—	—
Repayment of revolver loan under Global Ultraco Debt Facility	(50,000,000)	—	—
Financing costs paid to lenders	(6,351,489)	(381,471)	(3,533,770)
Other financing costs	(730,711)	(141,634)	(1,655,353)
(Payments on)/proceeds from Equity Offerings, net of issuance costs	(492,972)	23,497,854	—
Cash received from exercise of stock options	55,578	—	—
Cash used to settle fractional shares	(23)	(12,513)	—
Dividends paid	(25,763,388)	—	—
Cash used to settle net share equity awards	(1,936,581)	(1,162,609)	(1,443,753)
Net cash (used in)/provided by financing activities	(86,316,841)	22,615,234	127,899,526
Net (decrease)/increase in cash, cash equivalents and restricted cash	(2,627,219)	29,718,486	(19,033,353)
Cash, cash equivalents and restricted cash at beginning of year	88,848,771	59,130,285	78,163,638
Cash, cash equivalents and restricted cash at end of year	$86,221,552	$88,848,771	$59,130,285

Supplemental cash flow information:
Accruals for vessel purchases and vessel improvements included in Other accrued liabilities	$72,597	$—	$—
Accruals for scrubbers and ballast water treatment systems in Accounts payable and Other accrued liabilities	$3,306,853	$3,154,693	$16,380,168
Accruals for dividends payable included in Other accrued liabilities and Other noncurrent accrued liabilities	$491,472	$—	$—
Fair value of warrants issued as consideration for vessel purchases included in Vessels and vessel improvements	$10,679,988	$—	$—
Accruals for equity issuance costs included in Accounts payable and Other accrued liabilities	$—	$260,000	$—
Cash paid during the period for interest	$25,966,735	$29,603,965	$23,208,093

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

As of December 31, 2021, the Company owned and operated a modern fleet of 53 ocean-going vessels, including 27 Supramax and 26 Ultramax vessels, with a combined carrying capacity of 3.19 million deadweight tons ("dwt") and an average age of approximately 9.3 years. Additionally, the Company chartered-in four Ultramax vessels for remaining lease term of less than one year. The Company also charters-in third-party vessels on a short to medium term basis. For the years ended December 31, 2021, 2020 and 2019, the Company had no charterers which individually accounted for more than 10% of the Company's gross charter revenue.

In March 2021, the Company entered into an at market issuance sales agreement with B. Riley Securities, Inc., BTIG, LLC and Fearnley Securities, Inc., as sales agents (each, a “Sales Agent” and collectively, the “Sales Agents”), to sell shares of common stock, par value $0.01 per share, of the Company with aggregate gross sales proceeds of up to $50.0 million, from time to time through an “at-the-market” offering program (the “ATM Offering”). During the second quarter of 2021, the Company sold and issued an aggregate of 581,385 shares at a weighted-average sales price of $47.97 per share under the ATM Offering for aggregate net proceeds of $27.1 million after deducting sales agent commissions and other offering costs. The proceeds were used for partial financing of vessel acquisitions and other corporate purposes.

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

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a pandemic. In response to the pandemic, many countries, ports and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the pandemic, such as quarantines, mask and vaccine mandates, and travel restrictions. Such measures have caused and may continue to cause severe trade disruptions. The ongoing pandemic resulted in the decline in charter hire rates which impacted our revenues and cash flow from operations for the year ended December 31, 2020. The Company experienced some delays in cargo operations due to port restrictions and additional protocols and cancellation of a few cargo contracts. However, the Company was able to secure alternative business for its vessels upon cancellation at the prevailing charter rates. As a result of the spread of COVID-19, the Company has incurred some additional crewing expenses relating to procurement of personal protective equipment, COVID-19 testing, and crew travel, which is included in our Vessel operating expenses in our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020. Additionally, the Company experienced some delays in drydocking and BWTS installations, operations and crew changes due to quarantine regulations and COVID-19 testing and resulting off-hire days.

Although the disruption from COVID-19 may only be temporary, given the dynamic nature of these circumstances, the duration of business disruption and the related financial impact cannot be reasonably estimated at this time but could materially affect our business, results of operations and financial condition.

Note 2.  Significant Accounting Policies

(a)    Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions were eliminated upon consolidation.

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

(c)    Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. The Restricted cash - current balance as of December 31, 2020 relates to the proceeds from the sale of vessels, which were restricted pursuant to the terms under the Norwegian Bond Debt. Please see Note 6, Debt, for additional information. Additionally, the Company also had Restricted cash - noncurrent of $0.1 million for collateralizing a letter of credit on our office lease as of December 31, 2021 and 2020.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Consolidated Balance Sheets that sum to the total amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$86,146,552	$69,927,594	$53,583,898
Restricted cash - current	—	18,846,177	5,471,470
Restricted cash - noncurrent	75,000	75,000	74,917
	$86,221,552	$88,848,771	$59,130,285

(d)    Accounts Receivable and Credit Losses: Accounts receivable includes receivables from charterers for time and voyage charterers. On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (or "ASC 326"). At each balance sheet date, the Company maintains an allowance for credit losses for expected uncollectible accounts receivable. The Company wrote off $0.9 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively, related to previously reserved amounts in the allowance for doubtful accounts. The Company recorded a provision of $0.4 million and $0.7 million respectively, for doubtful accounts for the years ended December 31, 2021 and 2020.

The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expense in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considered historical collectability based on past due status and made judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the years ended December 31, 2021 and 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods. The allowance for credit losses on accounts receivable was $1.8 million as of December 31, 2021 and $2.4 million as of December 31, 2020.

(e)    Insurance Claims: Insurance claims are recorded net of any deductible amounts for insured damages, which are recognized when recovery is virtually certain under the related insurance policies and where the Company can make an estimate of the amount to be reimbursed following the insurance claim. Insurance claims are included in accounts receivable on the consolidated balance sheets.

(f)    Inventories: Inventories, which consist of bunkers, are stated at cost which is determined on a first-in, first-out method. Lubes and spares are expensed as incurred.

(g)    Vessels and Vessel Improvements, At Cost: Vessels are stated at cost, which consists of the contract price, and other direct costs relating to acquiring and placing the vessels in service. Major vessel improvements such as scrubbers and ballast water systems are capitalized and depreciated over the remaining useful lives of the vessels. Depreciation is calculated on a straight-line basis over the estimated useful lives of the vessels based on the cost of the vessels reduced by the estimated scrap value of the vessels as discussed below.

(h)    Vessel Useful Economic Life and Impairment of Long-Lived Assets: The Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. The useful lives of the Company's vessels are evaluated to determine if events have occurred which would require modification to their useful lives. In addition, the Company estimates the scrap value of the vessels to be $300 per light weight ton ("lwt").

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount, the Company will evaluate the asset for an impairment loss. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties. The Company reviews on an annual basis all the assumptions used in the calculation of undiscounted cash flows. The Company uses the 15 year average of one and three year time charter rates as published by a reputable independent third party shipping broker in its calculation of undiscounted cash flows. We did not recognize any vessel impairment charges for the years ended December 31, 2021, 2020 and 2019.

(i)    Accounting for Drydocking Costs: The Company follows the deferral method of accounting for drydocking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next drydocking is required to become due, generally 30 months if the vessels are 15 years old or more and 60 months for the vessels younger than 15 years. Costs deferred as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements. Certain costs are capitalized during drydocking if they are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs that are deferred include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized drydocking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels’ sale. Unamortized drydocking costs are written off as drydocking expense if the vessels are drydocked before the expiration of the applicable amortization period.

(j)    Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt using the effective interest method. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made. Such amounts are classified as a reduction of the long-term debt balance on the consolidated balance sheets.

(k)    Other Fixed Assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight-line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over three years. Depreciation expense for other fixed assets for each of the years ended December 31, 2021, 2020 and 2019 was $0.3 million.

(l)    Leases: On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842, Leases, ("ASC 842"), which revised the accounting for leases. Under the revised lease standard, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. The standard continues to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. For operating leases, ASC 842 requires recognition in an entity’s income statement of a single lease expense, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. Right-of-use assets represent a right to use an underlying asset for the lease term and the related lease liability represents an obligation to make lease payments pursuant to the contractual terms of the lease agreement. Operating lease right-of-use assets are assessed for any potential impairment on each balance sheet date. The accounting applied by a lessor under ASC 842 is substantially equivalent to the prior lease accounting guidance.

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

Under voyage charters, voyage expenses include costs such as bunkers, port charges, canal tolls and cargo handling operations, whereas, under time charters, such voyage costs are the responsibility of the Company's customers. Vessel operating expenses include crewing, vessel maintenance and vessel insurance. Brokerage commissions under voyage or time charters are included in voyage expenses. All voyage and vessel operating expenses are expensed as incurred on an accrual basis, except for commissions. Commissions are recognized over the related time or voyage charter period since commissions are earned as the Company's revenues are earned. Probable losses on voyages are provided for in full at the time such loss can be estimated.

At the inception of a time charter, the Company records the difference between the cost of bunker from previous charterer and the bunker sold to the current charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net (gain) or loss of ($6.3 million), ($0.6 million) and $0.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, voyage expenses include the cost of bunkers consumed during the ballast period for time charter voyages. The ballast period starts from the completion of the previous voyage and ends on the delivery of the vessel to the current charterers.

(n)    Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.
(o)    Repairs and Maintenance: All repair and maintenance expenses are expensed as incurred and are recorded in vessel operating expenses.
(p)    Protection and Indemnity Insurance: The Company’s Protection and Indemnity Insurance is subject to additional premiums referred to as "back calls" or "supplemental calls" which are accounted for on an accrual basis and are recorded in vessel operating expenses.

(q)    Earnings Per Share: Basic earnings per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the impact of stock options, restricted stock and warrants, if any, under the treasury stock method unless their impact is anti-dilutive. The Convertible Bond Debt is included in diluted earnings per share based on the if-converted method.

(r)    Interest Rate Risk Management: The Company is exposed to the impact of interest rate changes for outstanding debt under the revolver facility on the Global Ultraco Debt Facility. The Company's objective is to manage the impact of interest rate changes on its earnings and cash flows. During October 2021, the Company entered into four interest rate swaps to hedge the three month LIBOR based on floating interest rate exposure of the term loan under the Global Ultraco Debt Facility for the full notional amount of $300.0 million ranging between 0.83% and 1.06%.

(s)    Federal Taxes: The Company is a Republic of the Marshall Islands Corporation. For the years ended December 31, 2021, 2020 and 2019, the Company believes that its operations qualify for Internal Revenue Code Section 883 exemption and therefore are not subject to United States federal taxes on United States source shipping income.

(t)    Stock-Based Compensation: The Company issues stock-based compensation utilizing both stock options and stock grants. In accordance with ASC 718, Stock Compensation, ("ASC 718"), stock-based compensation is measured at the fair value of the award at the date of grant and recognized over the period of vesting on a straight-line basis using the graded vesting method. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Additionally, the Company granted performance-based restricted stock grants in September 2021 to certain members of its senior management team under the 2016 Plan, which are contingent on certain performance criteria such as earnings per share and the total shareholder return. The fair value of such grants is valued using the Monte Carlo simulation model. Please see Note 13, Stock-Based Compensation, for additional information. Forfeitures are recognized as they occur.

(u)    Collateral on Derivatives: The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreement executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of December 31, 2021 and 2020, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $15.1 million and $0.1 million, respectively, which is recorded within Collateral on derivatives for the year ended December 31, 2021 and recorded within Other current assets for the year ended December 31, 2020 in the consolidated balance sheets.

Recently Issued Accounting Pronouncements Not Yet Effective
The Financial Accounting Standards Board ("FASB") has issued accounting standards that had not yet become effective as of December 31, 2021 and may impact the Company’s consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 addresses concerns about certain accounting consequences that could result from the anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. ASU 2020-04 is elective and applies “to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.” ASU 2020-04 establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. ASU 2020-04 is optional and effective for all entities as of March 12, 2020 and may be applied prospectively to contract modifications made on or before December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Rate Reference Reform (Topic 848), Scope, ("ASU 2021-01"), which clarifies certain provisions in Topic 848, if elected by an entity, to apply to derivative instruments that use interest rate for margining, discounting, or contract price alignment that is modified as a result of rate reference reform The Company is currently evaluating the adoption of ASU 2020-04 on its debt under the Global Ultraco Debt Facility as it bears interest on outstanding borrowings at LIBOR plus a margin rate. Additionally, the Company is also evaluating the adoption of ASU 2021-01 on its interest rate swaps related to the Global Ultraco Debt Facility.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU's guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, the entity will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. ASU 2020-06 is effective for all public entities for fiscal years beginning after December 15, 2021, with early adoption permitted in fiscal years beginning after December 15, 2020. The Company is finalizing its evaluation of the adoption of ASU 2020-06 on its Convertible Bond Debt but has initially concluded it will adopt this ASU under the modified retrospective approach and that the debt instrument will no longer require bifurcation and separate accounting of the equity component. Under this conclusion, the resulting debt discount will no longer be amortized to interest expense over the life of the bond.

Note 3.  Vessels and Vessel Improvements

As of December 31, 2021, the Company’s owned fleet consisted of 53 drybulk vessels.

During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase three high specification scrubber-fitted Ultramax bulk carriers for a total purchase price of $51.5 million including direct expenses of acquisition. The Company paid a deposit of $3.3 million on these vessels as of December 31, 2020. The Company took delivery of the vessels during the first quarter of 2021.

During the first quarter of 2021, the Company entered into another series of memorandum of agreements to purchase four vessels. The first vessel is a high-specification scrubber-fitted Ultramax bulk carrier for a total purchase price of $15.3 million and a warrant convertible into 212,315 common shares of the Company. The remaining three vessels are 2011-built, Crown-58 Supramax bulk carriers that were purchased for a total purchase price of $20.5 million and a warrant convertible into 329,583 common shares of the Company. The above mentioned prices include direct expenses of acquisition. Common shares were issuable upon exercise of warrants on a pro-rata basis in connection with each vessel delivery. The warrants were measured at fair value on the date of the memorandum of agreement and recorded as Vessels and vessel improvements on the Consolidated Balance Sheets when the Company took delivery of the vessels. The fair value of the warrants for the total of 541,898 common shares was approximately $10.7 million as of the date of the memorandum of agreements for each vessel. The Company took delivery of the four vessels during the second and third quarters of 2021 and issued 541,898 shares of common stock upon conversion of outstanding warrants.

During the second quarter of 2021, the Company entered into memorandum of agreements to acquire two high-specification 2015-built, scrubber-fitted Ultramax bulk carriers. This acquisition was partially financed with cash on hand, which included proceeds raised from equity issued under the Company's ATM Offering. The total cost of the vessels acquired including the direct costs of acquisition was $42.2 million. The Company took delivery of the two vessels in each of the third and fourth quarters of 2021.

In the second quarter of 2021, the Company signed a memorandum of agreement to sell the vessel Tern for a total net consideration of $9.2 million after commissions and associated selling expenses. The vessel was delivered to the buyer during the third quarter of 2021. The Company recorded a gain of $4.0 million in its Consolidated Statements of Operations for the year ended December 31, 2021. Additionally, the Company wrote off $0.3 million of unamortized drydock costs upon sale of the vessel.

During the third quarter of 2018, the Company entered into a contract for the purchase of ballast water treatment systems (“BWTS”) on 39 of our owned vessels. The projected costs, including installation, are approximately $0.5 million per BWTS. The Company intends to complete the installations during scheduled drydockings. The Company completed installation of BWTS on 23 vessels and recorded $11.5 million in Vessels and vessel improvements in the Consolidated Balance Sheet as of December 31, 2021. Additionally, the Company recorded $4.4 million as advances paid towards installation of BWTS on the remaining vessels as a noncurrent asset in its Consolidated Balance Sheet as of December 31, 2021.

The Vessels and vessel improvements activity for the years ended December 31, 2021 and 2020 is below:

	December 31, 2021	December 31, 2020
Vessels and vessel improvements	$810,713,959	$835,959,084
Transfer from advances paid for vessel purchases	3,250,000	—
Purchase of vessels and vessel improvements	128,326,112	979,612
Fair value of warrants issued as consideration for vessel purchases	10,679,988	—
Sale of vessels	(4,885,998)	(23,458,118)
Scrubbers and BWTS	4,588,585	39,706,507
Depreciation expense	(44,596,733)	(42,473,126)
Vessels and vessel improvements	$908,075,913	$810,713,959

Note 4.  Deferred Drydock Costs

Drydocking activity is summarized as follows:

	December 31, 2021	December 31, 2020
Beginning Balance	$24,153,776	$17,495,270
Payments for drydocking	21,906,358	14,293,562
Drydock amortization	(8,655,617)	(7,378,752)
Write-off due to sale of vessels	(310,986)	(256,304)
Ending Balance	$37,093,531	$24,153,776

Note 5.  Other Accrued Liabilities

Other accrued liabilities consists of:

	December 31, 2021	December 31, 2020
Vessel and voyage expenses	$7,467,901	$4,625,539
Scrubber, BWTS and drydocking costs	1,743,255	1,178,695
General and administrative expenses	8,556,036	5,942,830
Dividends payable	226,107	—
Total	$17,993,299	$11,747,064

Note 6. Debt

Long-term debt consists of the following:

	December 31, 2021	December 31, 2020
Convertible Bond Debt	$114,119,000	$114,120,000
Debt discount and debt issuance costs - Convertible Bond Debt	(13,165,256)	(17,459,515)
Convertible Bond Debt, net of debt discount and debt issuance costs	100,953,744	96,660,485
Global Ultraco Debt Facility	287,550,000	—
Debt issuance costs - Global Ultraco Debt Facility	(8,460,140)	—
Less: Current portion - Global Ultraco Debt Facility	(49,800,000)	—
Global Ultraco Debt Facility, net of debt issuance costs	229,289,860	—
Norwegian Bond Debt	—	180,000,000
Debt discount and debt issuance costs - Norwegian Bond Debt	—	(2,709,770)
Less: Current portion - Norwegian Bond Debt	—	(8,000,000)
Norwegian Bond Debt, net of debt discount and debt issuance costs	—	169,290,230
New Ultraco Debt Facility	—	166,429,594
Debt issuance costs - New Ultraco Debt Facility	—	(3,101,348)
Less: Current portion - New Ultraco Debt Facility	—	(31,244,297)
New Ultraco Debt Facility, net of debt issuance costs	—	132,083,949
Super Senior Facility	—	15,000,000
Debt issuance costs - Super Senior Facility	—	(103,643)
Super Senior Facility, net of debt issuance costs	—	14,896,357
Total long-term debt	$330,243,604	$412,931,021

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

The Convertible Bond Debt bears interest at a rate of 5.0% per annum on the outstanding principal amount thereof, payable semi-annually in arrears on February 1 and August 1 of each year, which commenced on February 1, 2020. The Convertible Bond Debt may bear additional interest upon certain events, as set forth in the indenture governing the Convertible Bond Debt (the “Indenture”).

The Convertible Bond Debt will mature on August 1, 2024 (the “Maturity Date”), unless earlier repurchased, redeemed or converted pursuant to its terms. The Company may not otherwise redeem the Convertible Bond Debt prior to the Maturity Date.

Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The conversion rate of the Convertible Bond Debt after adjusting for the Reverse Stock Split effected on September 15, 2020 and the Company's payment of a cash dividend of $2.00 per share on November 24, 2021 to shareholders of record as of November 15, 2021 is 26.747 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt, which is equivalent to a conversion price of approximately $37.39 per share of its common stock (subject to further adjustments for future dividends).

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

The Convertible Bond Debt is the general, unsecured senior obligation of the Company. It ranks: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Bond Debt; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company.

The indenture also provides for customary events of default. Generally, if an event of default occurs and is continuing, then the trustee or the holders of at least 25% in aggregate principal amount of the Convertible Bond Debt then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Bond Debt then outstanding to be due and payable.

In accordance with ASC 470, Debt, ("ASC 470") the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is to be separately accounted for in a manner that reflects the issuer's non-convertible debt borrowing rate. The guidance requires the initial proceeds received from the sale of convertible debt instruments to be allocated between a liability component and equity component in a manner that reflects the interest expense at the interest rate of similar non-convertible debt that could have been issued by the Company at the time of issuance. The Company accounted for the Convertible Bond Debt based on the above guidance and attributed a portion of the proceeds to the equity component. The resulting debt discount is amortized using the effective interest method over the expected life of the Convertible Bond Debt as interest expense. Additionally, the debt discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Bond Debt. See Note 2, Significant Accounting Policies, for discussion of the impact of ASU 2020-06 on the accounting for the Convertible Bond Debt upon adoption on January 1, 2022.

Share Lending Agreement

In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the “Share Lending Agreement”) to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, L.P., one of the Company’s shareholders. The number of shares under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of December 31, 2021, the fair value of the 511,840 outstanding loaned shares was $23.3 million based on the closing price of the common stock on December 31, 2021. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of JCS in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of borrowed shares, the loaned shares are not considered issued and outstanding for accounting purposes and for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share. If JCS were to file bankruptcy or commence similar administrative, liquidating or restructuring proceedings, the Company will have to consider 511,840 shares lent to JCS as issued and outstanding for the purposes of calculating earnings per share.

Global Ultraco Debt Facility

On October 1, 2021, Eagle Bulk Ultraco LLC (“Eagle Ultraco”), a wholly-owned subsidiary of the Company, along with certain of its vessel-owning subsidiaries as guarantors, entered into a new senior secured credit facility (the "Global Ultraco Debt Facility") with the lenders party thereto (the “Lenders”) Credit Agricole Corporate and Investment Bank (“Credit Agricole”), Skandinaviska Enskilda Banken AB (PUBL), Danish Ship Finance A/S, Nordea Bank ABP, Filial I Norge, DNB Markets Inc., Deutsche Bank AG, and ING Bank N.V., London Branch. The Global Ultraco Debt Facility provides for an aggregate principal amount of $400.0 million, which consists of (i) a term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Facility”) to be used for refinancing the outstanding debt including accrued interest and commitment fees under the Holdco Revolving Credit Facility, New Ultraco Debt Facility and Norwegian Bond Debt (the "Previous Debt Facilities"), which are discussed below, and for general corporate purposes. The Company paid fees of $5.8 million to the Lenders in connection with the transaction.

The Global Ultraco Debt Facility has a maturity date of five years from the date of borrowing on the Term Facility, which is October 1, 2026. Outstanding borrowings bear interest at a rate of LIBOR plus 2.10% to 2.80% per annum, depending certain metrics such as the Company's financial leverage ratio and meeting sustainability linked criteria. Repayments of $12.45 million are due quarterly beginning on December 15, 2021, with a final balloon payment of all outstanding principal and accrued interest due upon maturity. The loan is repayable in whole or in part without premium or penalty prior to the maturity date subject to certain requirements stipulated in the Global Ultraco Debt Facility.

The Global Ultraco Debt Facility is secured by 49 of the Company's vessels. The Global Ultraco Debt Facility contains certain standard affirmative and negative covenants along with financial covenants. The financial covenants include: (i) minimum consolidated liquidity based on the greater of (a) $0.6 million per vessel owned directly or indirectly by the Company or (b) 7.5% of the Company's total debt; (ii) debt to capitalization ratio not greater than 0.60:1.00; and (iii) maintaining positive working capital.

Pursuant to the Global Ultraco Debt Facility, the Company borrowed $350.0 million and together with cash on hand repaid the outstanding debt, accrued interest and commitment fees under the Holdco Revolving Credit Facility and New Ultraco Debt Facility. Concurrently, the Company issued a 10 day call notice to redeem the outstanding bonds under the Norwegian Bond Debt (see details below). Additionally, in October 2021, the Company entered into four interest rate swaps for the notional amount of $300.0 million of the Term Facility under the Global Ultraco Debt Facility at a fixed interest rate ranging between 0.83% and 1.06% to hedge the LIBOR based floating interest rate (see Note 7, Derivative Instruments, for additional details).

Holdco Revolving Credit Facility

On March 26, 2021, Eagle Bulk Holdco LLC (“Holdco”), a wholly-owned subsidiary of the Company entered into a Credit Agreement ("Holdco Revolving Credit Facility”) made by and among (i) Holdco, as borrower, (ii) the Company and certain wholly-owned vessel-owning subsidiaries of Holdco, as joint and several guarantors, (iii) the banks and financial institutions named therein as lenders (together with their successors and assigns, the “RCF Lenders”), (iv) Crédit Agricole Corporate and Investment Bank and Nordea Bank ABP, New York Branch, as mandated lead arrangers, and (v) Crédit Agricole Corporate and Investment Bank, as arranger, facility agent and security trustee for the RCF Lenders. Borrowings under the Holdco Revolving Credit Facility were repaid in full on October 1, 2021 from the proceeds of the Global Ultraco Debt Facility. Certain of the lenders in the Holdco Revolving Credit Facility were also lenders in the Global Ultraco Debt Facility, and therefore, under the guidance in

ASC 470 with certain other criteria met, the Company accounted for the repayment as a debt modification. Unamortized debt issuance costs of $0.2 million related to the Holdco Revolving Debt Facility were deferred and will be amortized over the term of the Global Ultraco Debt Facility.

New Ultraco Debt Facility

On January 25, 2019, Ultraco Shipping LLC (“Ultraco”), a wholly-owned subsidiary of the Company, entered into a senior secured credit facility, (the “New Ultraco Debt Facility”), which provided for a term loan facility and a revolving credit facility. The proceeds from the New Ultraco Debt Facility were used to repay the outstanding debt including accrued interest under the Original Ultraco Debt Facility (as defined below) and the New First Lien Facility (as defined below) in full and for general corporate purposes. Subsequent to amendments on each of October 1, 2019, April 20, 2020 and June 9, 2020, which provided incremental commitments along with certain other amendments, and an agency resignation and appointment and further amendments providing incremental commitments on April 5, 2021, the Company repaid the New Ultraco Debt Facility in full from the proceeds of the Global Ultraco Debt Facility on October 1, 2021. Certain of the lenders in the New Ultraco Debt Facility were also lenders in the Global Ultraco Debt Facility, and therefore, under the guidance in ASC 470 with certain other criteria met, the Company accounted for the repayment as a debt modification. Unamortized debt issuance costs of $2.8 million related to the New Ultraco Debt Facility were deferred and will be amortized over the term of the Global Ultraco Debt Facility.

New First Lien Facility

On December 8, 2017, Eagle Shipping LLC, a wholly-owned subsidiary of the Company (“Eagle Shipping”) entered into a credit agreement (the “New First Lien Facility”), which was repaid in full from the proceeds of the New Ultraco Debt Facility on January 25, 2019. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.1 million, representing the outstanding balance of debt issuance costs, as Loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2019.

Super Senior Facility

On December 8, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company ("Shipco") entered into a revolving credit facility in an aggregate amount of up to $15.0 million (the "Super Senior Facility").

During the third quarter of 2021, the Company cancelled the Super Senior Facility. There were no outstanding amounts under the facility, and the Company recorded $0.1 million as Loss on debt extinguishment in its Consolidated Statements of Operations for the year ended December 31, 2021.

Norwegian Bond Debt

On November 28, 2017, Shipco issued $200.0 million in aggregate principal amount of 8.25% Senior Secured Bonds (the “Bonds” or the “Norwegian Bond Debt”). After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Bonds was approximately $195.0 million. Interest on the Bonds accrued at a rate of 8.25% per annum and the Bonds were to mature on November 28, 2022.

During the year ended December 31, 2021, the Company sold one vessel for net proceeds of $9.2 million; during the year ended December 31, 2020, the Company sold five vessels for combined net proceeds of $23.2 million; and during the years ended December 31, 2019 and 2018, the Company sold five vessels for combined net proceeds of $40.4 million. Pursuant to the bond terms governing the Norwegian Bond Debt, the proceeds from the sale of vessels were to be held in a restricted account to be used for the financing of the acquisition of additional vessels by Shipco and for the partial financing of the scrubbers. As a result, the Company recorded the proceeds from the sale of these vessels as Restricted cash - current in the Consolidated Balance Sheets as of December 31, 2020. The proceeds were used to purchase two Ultramax vessel for $36.1 million and partial financing of scrubbers for

$23.6 million. During the third quarter of 2021, the Company transferred the remaining proceeds from sale of vessels of $13.8 million along with cash on hand of $11.8 million into a Shipco defeasance account to be used towards redemption of the bonds in October 2021.

The Company issued a 10 day call notice to redeem the outstanding bonds under the Norwegian Bond Debt at a redemption price of 102.475% of the nominal amount of each bond. Pursuant to the bond terms, the Company paid $185.6 million consisting of $176.0 million par value of the outstanding bonds, accrued interest of $5.2 million and $4.4 million of a call premium into a defeasance account to be further credited to the bondholders upon expiry of the notice period. The bonds outstanding under the Norwegian Bond Debt were repaid in full on October 18, 2021 after the expiry of the requisite notice period.

The repayment of the Norwegian Bond Debt was considered a debt extinguishment under ASC 470, and therefore, the call premium of $4.4 million and the unamortized debt discount and debt issuance costs of $1.6 million were record as Loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2021.

Original Ultraco Debt Facility

On June 28, 2017, Ultraco, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Original Ultraco Debt Facility”), which was repaid in full from the proceeds of the New Ultraco Debt Facility on January 25, 2019. The Company accounted for the above transaction as a debt extinguishment. As a result, the Company recognized $1.2 million representing the outstanding balance of debt issuance costs as Loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2019.

Interest rates

2021

For the year ended December 31, 2021, the interest rate on the Convertible Bond Debt was 5.00%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 10.14%.

For the year ended December 31, 2021, the interest rate on the Global Ultraco Debt Facility ranged from 2.35% to 2.57%, including a margin over LIBOR applicable under the terms of the Global Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the Global Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt issuance costs for the year was 3.04%.

For the year ended December 31, 2021, the interest rate on the Holdco Revolving Credit Facility, which was repaid on October 1, 2021, ranged from 2.55% to 2.60%, including a margin over LIBOR applicable under the terms of the Holdco Revolving Credit Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the Holdco Revolving Credit Facility. The weighted average effective interest rate including the amortization of debt issuance costs for the year was 5.61%.

For the year ended December 31, 2021, the interest rate on the New Ultraco Debt Facility, which was repaid on October 1, 2021, ranged from 2.60% to 2.72%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolver credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt issuance costs for the year was 3.28%.

For the year ended December 31, 2021, the interest rate on the Super Senior Facility was 2.24%. The weighted average effective interest rate including the amortization of debt issuance costs for the year was 2.58%. The outstanding revolver loan under the Super Senior Facility was repaid in the first quarter of 2021. The facility was cancelled during the third quarter of 2021.

For the year ended December 31, 2021, the interest rate on the Norwegian Bond Debt, which was repaid on October 18, 2021, was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for the year was 8.96%.

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

Interest expense consisted of:

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Amortization of debt discount and debt issuance costs	$7,082,655	$6,272,309	$3,783,939
Convertible Bond Debt interest	5,737,654	5,737,650	2,377,550
Global Ultraco Debt Facility interest	2,473,924	—	—
Holdco RCF interest	313,918	—	—
Original Ultraco Debt Facility interest	—	—	362,257
Norwegian Bond Debt interest	11,710,417	15,298,250	15,930,750
New Ultraco Debt Facility interest	4,335,026	7,612,342	7,172,442
New First Lien Facility interest	—	—	293,545
Super Senior Facility interest	29,818	215,804	—
Commitment fees on revolver facilities	573,375	256,268	657,006
Total Interest expense	$32,256,787	$35,392,623	$30,577,489

Scheduled Debt Maturities

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years.

	Global Ultraco Debt Facility	Convertible Bond Debt (1)	Total
2022	$49,800,000	$—	$49,800,000
2023	49,800,000	—	49,800,000
2024	49,800,000	114,119,000	163,919,000
2025	49,800,000	—	49,800,000
2026	$88,350,000	$—	$88,350,000
	$287,550,000	$114,119,000	$401,669,000

(1) This amount represents the total amount of the Convertible Bond Debt that would be paid in cash at the election of the Company upon maturity.

Note 7.  Derivative Instruments

Interest rate swaps

During October 2021, the Company entered into four interest rate swaps for the notional amount of $300.0 million of the Term Facility under the Credit Agreement for the Global Ultraco Debt Facility at a fixed interest rate ranging between 0.83% and 1.06% to hedge the LIBOR-based floating interest rate.

On March 31, 2020, the Company entered into an interest rate swap to effectively convert a portion of its debt under the New Ultraco Debt Facility from a floating to a fixed-rate basis. The Company entered into two additional interest rate swap agreements during the second quarter of 2020 to convert the remaining portion of its outstanding debt under the New Ultraco Debt Facility excluding the revolver facility. In August 2021, the Company cancelled the interest rate swaps with a notional amount of $150.8 million and incurred a $0.2 million loss, which will be amortized as interest expense over the original life of the cancelled swaps. Concurrent with the cancellation, the Company entered into an interest rate swap with a notional amount of $143.0 million, which was subsequently cancelled on October 1, 2021 upon repayment of the debt. The Company incurred an additional $0.2 million loss, which will be amortized as interest expense over the original life of the cancelled swaps.

The interest rate swaps were designated and qualified as cash flow hedges. The Company uses interest rate swaps for the management of interest rate risk exposure, as an interest rate swap effectively converts a portion of the Company’s debt from a floating to a fixed rate. The interest rate swap is an agreement between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the interest rate swap and the prevailing market interest rates. The Company may terminate the interest rate swaps prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.

Tabular disclosure of derivatives location

The following table summarizes the interest rate swaps in place as of December 31, 2021 and 2020:

Interest Rate Swap Detail				Notional Amount Outstanding
Trade date	Fixed rate	Start date	End date	December 31, 2021	December 31, 2020
October 7, 2021 (1)	0.83%	October 12, 2021	December 15, 2025	$215,662,500	$—
October 13, 2021 (1)	0.94%	October 15, 2021	December 15, 2025	23,962,500	—
October 14, 2021 (1)	0.93%	October 18, 2021	December 15, 2025	23,962,500	—
October 22, 2021 (1)	1.06%	October 26, 2021	December 15, 2025	23,962,500	—
March 31, 2020 (2)	0.64%	July 27, 2020	January 26, 2024	—	72,452,297
April 15, 2020 (2)	0.58%	July 27, 2020	January 26, 2024	—	36,226,149
June 25, 2020 (2)	0.50%	July 27, 2020	January 26, 2024	—	57,751,148
				$287,550,000	$166,429,594
(1) Interest rate swap associated with Global Ultraco Debt Facility.
(2) Interest rate swap associated with New Ultraco Debt Facility.

Under these swap contracts, exclusive of applicable margins, the Company will pay fixed rate interest and receive floating-rate interest amounts based on three-month LIBOR settings.

The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive income/(loss). As of December 31, 2021, the effective portion of the swap recorded in Accumulated other comprehensive income/(loss) was $3.0 million. The estimated loss that is currently recorded in Accumulated other comprehensive income/(loss) as of December 31, 2021 that is expected to be reclassified into earnings within the next twelve months is $0.6 million. No portion of the cash flow hedges was ineffective during the year ended December 31, 2021.

The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 is below:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	For the Years Ended			For the Years Ended
	December 31, 2021	December 31, 2020		December 31, 2021	December 31, 2020
Interest rate swaps	$2,105,718	$(1,021,453)	Interest expense	$(912,965)	$110,945

The following table shows the interest rate swap asset and liabilities as of December 31, 2021 and 2020:

Derivatives designated as hedging instruments	Balance Sheet location	December 31, 2021	December 31, 2020
Interest rate swap	Fair value of derivative assets - noncurrent	$3,112,091	$—
Interest rate swap	Fair value of derivative liabilities - current	$884,725	$481,791
Interest rate swap	Fair value of derivative liabilities - noncurrent	$—	$650,607

Forward freight agreements and bunker swaps

The Company trades in forward freight agreements (“FFAs”) and bunker swaps, with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains are recognized as a component of Realized and unrealized loss/(gain) on derivative instruments, net in the Consolidated Statement of Operations and Other current assets and Fair value of derivatives in the Consolidated Balance Sheets. Derivatives are considered to be Level 2 instruments in the fair value hierarchy.

For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties. As of December 31, 2021, the Company has International Swaps and Derivatives Association (“ISDA”) agreements with five applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties. As of December 31, 2021, no collateral had been received or pledged related to these bunker swaps.

As of December 31, 2021, the Company had outstanding bunker swap agreements to purchase 21,660 metric tons of low sulphur fuel oil with prices ranging between $272 and $583 per metric ton, that are expiring in 2022.

The following table shows our open positions on FFAs as of December 31, 2021:

FFA Period	Average FFA Contract Price	Number of Days Hedged
Quarter ending March 31, 2022	$26,352	855
Quarter ending June 30, 2022	24,809	720
Quarter ending September 30, 2022	21,638	720
Quarter ending December 31, 2022	20,259	720

The Company will realize a gain or loss on these FFAs based on the price differential between the average daily BSI rate and the FFA contract price. The gains or losses are recorded in Realized and unrealized loss/(gain) on derivative instruments, net in the Consolidated Statement of Operations.

The effect of non-designated derivative instruments on the Consolidated Statements of Operations:

		For the Years Ended
Derivatives not designated as hedging instruments	Location of loss/(gain) recognized	December 31, 2021	December 31, 2020
FFAs - realized loss	Realized and unrealized loss/(gain) on derivative instruments, net	$41,138,509	$3,822,049
FFAs - unrealized loss	Realized and unrealized loss/(gain) on derivative instruments, net	58,747	711,708
Bunker swaps - realized gain	Realized and unrealized loss/(gain) on derivative instruments, net	(2,962,916)	(8,347,947)
Bunker swaps - unrealized loss/(gain)	Realized and unrealized loss/(gain) on derivative instruments, net	9,406	(1,012,584)
Total		$38,243,746	$(4,826,774)

		Fair value of derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2021	December 31, 2020
FFAs - Unrealized loss	Fair value of derivative liabilities - current	$3,368,430	$—
FFAs - Unrealized gain	Fair value of derivative assets - current	4,325,880	—
Bunker Swaps - Unrealized gain	Fair value of derivative assets - current	342,993	352,399

See Note 2, Significant Accounting Policies, for a discussion of the Company's policy on its collateral on derivatives.

Note 8. Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents and restricted cash—the carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value due to their short-term nature thereof.

Debt—the carrying values approximates fair values for bonds issued under the Convertible Bond Debt, which is traded on NASDAQ. The carrying amount of our term loan borrowing under the Global Ultraco Debt Facility approximates its fair value, due to its variable interest rates.

The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts and restricted cash accounts.

•Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our debt balances under the Convertible Bond Debt and the Global Ultraco

Debt Facility. Freight forward agreements, bunker swaps and interest rate swaps are considered to be a Level 2 item as the Company, using the income approach to value the derivatives, uses observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. See Note 7 Derivative Instruments.

•Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Assets and liabilities measured at fair value:

		Fair Value
	Carrying Value (8)	Level 1	Level 2
December 31, 2021
Assets
Cash and cash equivalents (1)	$86,221,552	$86,221,552	$—
Collateral on derivatives	15,080,567	15,080,567	—
Fair value of derivative assets - current (2)	4,668,873	—	4,668,873
Fair value of derivative assets - noncurrent (3)	3,112,091	—	3,112,091
Liabilities
Global Ultraco Debt Facility (4)	287,550,000	—	287,550,000
Convertible Bond Debt (5)	114,119,000	—	147,498,808
Fair value of derivative liabilities - current (6)	4,253,155	—	4,253,155

		Fair Value
	Carrying Value (8)	Level 1	Level 2
December 31, 2020
Assets
Cash and cash equivalents (1)	$88,848,771	$88,848,771	$—
Other current assets (2)	483,739	131,340	352,399
Liabilities
Norwegian Bond Debt (7)	180,000,000	—	173,250,000
New Ultraco Debt Facility (4)	166,429,594	—	166,429,594
Super Senior Facility (4)	15,000,000	—	15,000,000
Convertible Bond Debt (5)	114,120,000	—	92,748,748
Fair value of derivative liabilities - current and noncurrent (6)	1,132,398	—	1,132,398

(1)	Includes restricted cash (current and non-current) of $0.1 million at December 31, 2021 and $18.9 million at December 31, 2020.
(2)	Relates to unrealized mark-to-market gains on FFAs and bunker swaps as of December 31, 2021 and December 31, 2020. Includes $0.1 million of collateral on derivatives as of December 31, 2020.
(3)	Includes $3.1 million of unrealized gains on our interest rate swaps as of December 31, 2021.
(4)	The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on December 31, 2021 and December 31, 2020.
(5)	The fair value of the Convertible Bond Debt is based on the last trade on December 16, 2021 and the last trade on December 21, 2020 on Bloomberg.com.
(6)
Includes $3.4 million of unrealized mark-to-market losses on FFAs and $0.9 million of unrealized losses on our interest rate swaps as of December 31, 2021 and $1.1 million of unrealized losses on our interest rate swaps as of December 31, 2020.

(7)	The fair value of the bond is based on the last trade on December 14, 2020 on Bloomberg.com.
(8)	The outstanding debt balances represent the face value of the debt excluding debt discount and debt issuance costs.

Note 9.  Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

In March 2021, the U.S. government began investigating an allegation that one of the Company's vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is ongoing, and although at this time we do not believe that this matter will have a material impact on the Company, our financial condition or results of operations, we cannot determine what penalties, if any, will be imposed. We have posted a surety bond as security for any fines, penalties or associated costs that may be issued, and the Company is cooperating fully with the U.S. government in its investigation of this matter. For the year ended December 31, 2021, the Company incurred and recorded $2.8 million as Other operating expense in our Consolidated Statement of Operations, relating to this incident, which includes legal fees, surety bond expenses, vessel off-hire, crew changes and travel costs.

We have not been involved in any legal proceedings, other than as disclosed above, which we believe may have, or have had, a significant effect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened, other than as described above, which we believe may have a significant effect on our business, financial position, and results of operations or liquidity. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. We expect that these claims would be covered by insurance, subject to customary deductibles. Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

Note 10. Leases

The following are the types of contracts the Company has, which are accounted for under lease guidance, ASC 842:

Time charter out contracts

The Company's shipping revenues are principally generated from time charters and voyage charters. In a time charter contract, the vessel is hired by the charterer for a specified period of time in exchange for consideration which is based on a daily hire rate. The charterer has the full discretion over the ports visited, shipping routes and vessel speed. The contract/charter party generally provides typical warranties regarding the speed and performance of the vessel. The charter party generally has some owner protective restrictions such that the vessel is sent only to safe ports by the charterer, subject always to compliance with applicable sanction laws, and carry only lawful or non-hazardous cargo. In a time charter contract, the Company is responsible for all the costs incurred for running the vessel such as crew costs, vessel insurance, repairs and maintenance and lubes. The charterer bears the voyage related costs such as bunker expenses, port charges and canal tolls during the hire period. The performance obligations in a time charter contract are satisfied over the term of the contract beginning when the vessel is delivered to the charterer until it is redelivered back to the Company. The charterer generally pays the charter hire in advance of the upcoming contract period. The Company determined that all time charter contracts are considered operating leases and therefore fall under the scope of ASC 842 because: (i) the vessel is an identifiable asset; (ii) the Company does not have substantive substitution rights; and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives the economic benefits from such use.

Under ASC 842, the Company elected not to separate the lease and non-lease components included in the time charter revenue because the pattern of revenue recognition for the lease and non-lease components (included in the daily hire rate) is the same. The daily hire rate represents the hire rate for a bare boat charter as well as the compensation for expenses incurred running the vessel such as crewing expense, repairs, insurance, maintenance and lubes. Both the lease and non-lease components are earned by passage of time.

The revenue generated from time charter out contracts is recognized on a straight-line basis over the term of the respective time charter agreements, which are recorded as part of Revenues, net in our Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.

Time charter-in contracts

The Company charters in vessels to supplement our own fleet and employs them both on time charters and voyage charters. The time charter-in contracts range in lease terms from 30 days to 2 years. Time charter-in contracts with an initial lease term of less than 12 months are excluded from the operating lease right-of-use assets and lease liabilities recognized on our Consolidated Balance Sheet but recognizes the operating lease right-of-use assets and the corresponding lease liabilities on the Consolidated Balance sheet for time charter-in contracts greater than 12 months. The Company recognizes the lease payments for all vessel operating leases as charter hire expenses on the Consolidated Statements of Operations on a straight-line basis over the lease term.

The Company determined that the time charter-in contracts do not contain an implicit borrowing rate. Therefore, the Company arrived at the incremental borrowing rate by determining the Company's implied credit rating and the yield curve for debt as of January 1, 2019. The Company then interpolated the yield curve to determine the incremental borrowing rate for each lease based on the remaining lease term on the specific lease. Based on the above methodology, the Company's incremental borrowing rates ranged from 2.81% to 6.08% for the five lease contracts (three time charter-in contracts and two office leases) for which the Company recorded operating lease right-of-use assets and corresponding lease liabilities.

The Company has time charter-in contracts for Ultramax vessels which are greater than 12 months as of the date of lease commencement. A description of each of these contracts is below:

    (i) The Company entered into an agreement effective April 28, 2017, to charter-in a 61,400 dwt, 2013 built Japanese vessel for approximately four years with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. The Company has determined that it will not exercise the existing options under this contract and therefore the options are not included in the calculation of the operating lease right-of-use asset. In addition, the Company’s fair value below contract value of time charters acquired of $1.8 million as of December 31, 2018, which related to the unamortized value of a prior charter with the same counterparty that had been recorded at the time of the Company’s emergence from bankruptcy, was offset against the corresponding right of use asset on this lease as of January 1, 2019. On July 8, 2021, the Company exercised its option to extend the charter for another year at a hire rate of $13,800 per day. The Company has increased the lease liability and the corresponding right-of-use asset by $5.0 million to reflect the extended lease term in its Consolidated Balance Sheet as of December 31, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of July 8, 2021 was 1.36%.
    (ii) On May 4, 2018, the Company entered into an agreement to charter-in a 61,425 dwt, 2013 built Ultramax vessel for three years with an option for an additional two years. The hire rate for the first three years is $12,700 per day and $13,750 per day for the first year option and $14,750 per day for the second year option. The Company took delivery of the vessel in the third quarter of 2018. During the second quarter of 2021, the Company decided to extend the lease term to its maximum redelivery date allowed under the charter party. Additionally, on June 28, 2021, the Company exercised its option to extend the charter for another year until October 19, 2022 at a hire rate of $13,750 per day. The Company has increased the lease liability and the corresponding right-of-use asset by $5.8 million to reflect the extended lease term in its Consolidated Balance Sheet as of December 31, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of June 28, 2021 was 1.34%.

    (iii) On December 9, 2018, the Company entered into an agreement to charter-in a 62,487 dwt, 2016 built Ultramax vessel for two years. The hire rate for the vessel until March 2020 is $14,250 per day and $15,250 per day thereafter. The Company took delivery of the vessel in the fourth quarter of 2018. On December 25, 2019, the Company renegotiated the lease terms for another year at a hire rate of $11,600 per day. The Company accounted for this as a lease modification on December 25, 2019 and increased its lease liability and right-of-use asset on its balance sheet as of December 31, 2019 by $4.5 million. During the first quarter of 2021, the Company decided to extend the lease term to its maximum redelivery date allowed under the charter party. Therefore, the lease liability and the corresponding right-of-use asset as of March 31, 2021 have been increased by $1.0 million to reflect the change in lease term from minimum redelivery date to maximum redelivery date allowed under the charter party. On May 4, 2021, the Company exercised its option to extend the charter for another year until July 31, 2022 at a hire rate of $12,600 per day. The Company has increased the lease liability and the corresponding right-of-use asset by $4.3 million to reflect the extended lease term in its Consolidated Balance Sheet as of December 31, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of May 4, 2021 was 1.38%.

(iv) On December 22, 2020, the Company entered into an agreement to charter-in a 63,634 dwt, 2021 built Ultramax vessel for twelve months with an option for an additional three months at a hire rate of $5,900 per day plus 57% of the Baltic Supramax Index ("BSI") 58 average of 10 time charter routes as published by the Baltic Exchange each business day. Additionally, following the initial fifteen month period the Company has an additional option to extend for a period of eleven to thirteen months at an increased rate of $6,500 per day with no change in the rest of the terms. Also, the Company shall share the scrubber benefit with the owners 50% calculated as the price differential between the high sulfur and low sulfur fuel oil based on actual bunker consumption during the lease period. On July 7, 2021, the Company took delivery of the vessel and recorded $9.1 million as lease liability and corresponding right-of-use asset in its Consolidated Balance Sheet as of December 31, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of July 7, 2021 was 1.33%.

(v) On September 6, 2021, the Company entered into an agreement to charter-in a 2021 built Ultramax vessel for a period of a minimum of twelve months and a maximum of fifteen months at a hire rate of $11,250 per day plus 57.5% of the BSI 58 average of 10 time charter routes published by the Baltic Exchange each business day. The Company has the option to extend the lease term for another year, during which time the fixed hire rate decreases to $10,750 per day with no change to the remaining terms. The vessel is expected to be delivered to the Company in the second quarter of 2022. No right-of-use asset or corresponding liability has been recognized in the Consolidated Balance Sheet as of December 31, 2021 since the Company did not take delivery of the vessel and as such lease term has not begun yet.

Office leases

On October 15, 2015, the Company entered into a commercial lease agreement as a sublessee for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of

$0.4 million. The lease is secured by a letter of credit backed by cash collateral of $0.1 million and is recorded as Restricted cash - noncurrent in the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.

In November 2018, the Company entered into an office lease agreement in Singapore, which was originally set to expire in October 2021, with an average annual rent of $0.3 million. On August 17, 2021, the Company renewed the lease on the existing office space for an additional 5 years with an average annual rent of $0.4 million. The Company increased the lease liability and the corresponding right-of-use asset by $1.3 million in its Consolidated Balance Sheets as of December 31, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating as of August 17, 2021 was 3.09%.

Additionally, the Company entered into a new lease agreement for an additional office space in Singapore for 4.9 years beginning in the second quarter of 2022 with an average annual rent of $0.2 million. The Company took possession of the unit in February 2022. No right-of-use asset or corresponding liability has been recognized in the Consolidated Balance Sheets as of December 31, 2021 since the Company did not take possession of the office space and the lease term has not yet commenced.

The Company determined the two office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019.

Operating lease right-of-use assets and lease liabilities as of December 31, 2021 and 2020 are as follows:

Description	Location in Balance Sheet	December 31, 2021 (1)	December 31, 2020 (1)
Non current assets:
Chartered-in contracts greater than 12 months (2)	Operating lease right-of-use assets	$15,039,060	$6,207,253
Office leases	Operating lease right-of-use assets	1,978,369	1,333,618
		$17,017,429	$7,540,871
Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$15,039,060	$6,974,943
Office leases	Current portion of operating lease liabilities	689,047	640,428
Lease liabilities - current portion		$15,728,107	$7,615,371

Office leases	Noncurrent portion of operating lease liabilities	1,282,553	686,422
Lease liabilities - non current portion		$1,282,553	$686,422

(1) The Operating lease right-of-use assets and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rates used ranged from 1.33% to 6.08%. The weighted average discount rate used to calculate the lease liability was 1.67%.

(2) During the second quarter of 2020, the Company determined that there were impairment indicators present for one of our chartered-in vessel contracts and, as a result, we recorded an operating lease impairment of $0.4 million. The operating lease impairment was included as component of Operating income/(loss) in our Consolidated Statements of Operations for the year ended December 31, 2020.

The table below presents the components of the Company’s lease expenses and sub-lease income on a gross basis earned from chartered-in contracts greater than 12 months for the year ended December 31, 2021 and 2020:

Description	Location in Statement of Operations	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$20,553,368	$8,731,978
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	16,548,324	12,548,246
	Total charter hire expenses	$37,101,692	$21,280,224

Lease expense for office leases	General and administrative expenses	$642,020	$733,874

Sub lease income from chartered-in contracts greater than 12 months *	Revenues, net	$25,372,314	$8,589,156

* The sub-lease income represents only time charter revenue earned on the chartered-in contracts greater than 12 months. There is additional revenue earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020. Additionally, there is revenue earned from time charters from chartered-in contracts less than 12 months which is included in Revenues, net in our Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.

The cash paid for operating leases with terms greater than 12 months is $18.1 million and $14.0 million for the years ended December 31, 2021 and 2020, respectively.

The weighted average remaining lease term on our operating leases greater than 12 months is 12.82 months.

The table below provides the total amount of lease payments on an undiscounted basis on our time chartered-in contracts and office leases greater than 12 months as of December 31, 2021:

Supplemental Disclosure Information	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases
Discount rate upon adoption (1)	5.37%	5.80%	5.48%
Year:
2022	15,096,117	748,243	15,844,360
2023	—	510,074	510,074
2024	—	265,922	265,922
2025	—	265,195	265,195
2026	—	265,195	265,195
2027	—	53,766	53,766
	15,096,117	2,108,395	17,204,512

Present value of lease liability
Lease liabilities - short term	15,039,060	689,047	15,728,107
Lease liabilities - long term	—	1,282,553	1,282,553
Total lease liabilities	15,039,060	1,971,600	17,010,660

Discount based on incremental borrowing rate	$57,057	$136,795	$193,852

(1) Discount rate upon adoption does not include the discount rate on the lease modification on December 25, 2019. The discount rate used for calculation of the right-of-use asset and the related lease liability on December 25, 2019 was 2.806%.

Note 11.  Revenue

Voyage charters

In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or “dead” freight. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The voyage charter party generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch, resulting in a reduction in revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The Company determined that its voyage charter contracts consist of a single performance obligation of transporting the cargo within a specified time period. Therefore, the performance obligation is met evenly as the voyage progresses and the revenue is recognized on a straight line basis over the voyage days from the commencement of the loading of cargo to the completion of discharge.

The voyage contracts are considered service contracts which fall under the provisions of ASC 606, Revenue Recognition, ("ASC 606") because the Company, as the shipowner, retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or paid by the Company as despatch for the years ended December 31, 2021, 2020 and 2019 was $20.7 million, $6.3 million and $10.7 million, respectively.
The following table shows the revenues earned from time charters and voyage charters for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Time charters	$299,613,590	$105,028,131	$128,142,708
Voyage charters	294,924,064	170,105,416	164,234,930
	$594,537,654	$275,133,547	$292,377,638

Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of December 31, 2021 and 2020, the Company recognized $0.7 million and $0.5 million, respectively, of deferred costs which represents bunker expenses and charter hire expenses incurred prior to commencement of loading. These costs are recorded in Other current assets on the Consolidated Balance Sheets.

Note 12.  Net Income/(Loss) per Common Share

The computation of basic net income/(loss) per share is based on the weighted average number of common shares outstanding for the years ended December 31, 2021, 2020 and 2019. Diluted net income/(loss) per share gives effect to stock awards, stock options and restricted stock units using the treasury stock method, unless the impact is anti-dilutive.

Diluted net income per share for the year ended December 31, 2021 includes 200,145 stock awards and 47,568 stock options as their effect was dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of Basic net income per share for the year ended December 31, 2021. The Company determined that it does not overcome the presumption of share settlement of outstanding debt, and therefore, the Company applied the if-converted method and included the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net income per share for the year ended December 31, 2021 as their effect was dilutive.

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

Diluted net loss per share for the year ended December 31, 2019 does not include 222,786 stock awards, 326,399 stock options and outstanding warrants convertible to 21,718 shares of common stock as their effect was anti-

dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of Basic net loss per share for the year ended December 31, 2019. The Company determined that it does not overcome the presumption of share settlement of outstanding debt, and therefore, the Company applied the if-converted method and did not include the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net loss per share for the year ended December 31, 2019 as their effect was anti-dilutive.

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019 *
Net income/(loss)	$184,897,884	$(35,063,468)	$(21,697,115)
Weighted Average Shares - Basic	12,399,509	10,310,246	10,195,088
Dilutive effect of stock options, warrants and restricted stock units	3,284,883	—	—
Weighted Average Shares - Diluted	15,684,392	10,310,246	10,195,088
Basic net income/(loss) per share	$14.91	$(3.40)	$(2.13)
Diluted net income/(loss) per share	$11.79	$(3.40)	$(2.13)

* Adjusted to give effect for the 1-for-7 Reverse Stock Split that became effective on September 15, 2020. See Note 1, General Information.

Note 13. Stock Incentive Plans

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

2014 Management Incentive Plan

On October 15, 2014, in accordance with the Plan of Reorganization, the Company adopted the post-emergence Management Incentive Program (the “2014 Plan” or "MIP"), which provided for the distribution of New Eagle MIP Primary Equity in the form of shares of New Eagle Common Stock, and New Eagle MIP Options, to the participating senior management and other employees of the reorganized Company with 2% of the New Eagle Common Stock (on a fully diluted basis) on the Effective Date, and two tiers of options to acquire 5.5% of the New Eagle Common Stock (on a fully diluted basis) with different strike prices based on the equity value for the reorganized Company.

There are no unvested restricted stock awards outstanding as of December 31, 2021 and 2020 under the 2014 Plan.

There are no unvested and unexercised options as of December 31, 2021. There were 40,000 options vested but not exercised and no unvested options as of December 31, 2020. The 40,000 vested options were exercised in November 2021 at an exercise price of $29.96 per share and 5,351 shares were issued after tax.

2016 Equity Compensation Plan

On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 764,087 shares of common stock, which can be issued under the 2016 Plan. The 2016 Plan replaced the 2014 Plan and no other awards will be granted under the 2014 Plan. Under the terms of the 2016 Plan, awards for up to a maximum of 428,571 shares may be granted under the 2016 Plan to any one employee of the Company and its subsidiaries during any one calendar year, and awards in the form of options and stock appreciation rights for up to a maximum of 428,571 shares may be granted under the 2016 Plan. The total number of shares of common stock with respect to which awards may be granted under the 2016 Plan to any non-employee director during any one calendar year shall not exceed 71,428, subject to adjustment as provided in the 2016 Plan. Any Director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2021 at the fair market value equivalent to the maximum statutory tax withholding obligation and remitted that amount in cash to the appropriate taxation authorities. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 357,142 shares to a maximum of 1,121,229 shares of common stock.

On February 19, 2021, the Company granted 92,327 restricted shares as a Company-wide grant under the 2016 Plan. The aggregate fair value of the grant is $2.8 million based on the closing share price of $29.96 on February 19, 2021. The shares will vest in equal installments on each of the next three grant date anniversaries over a three-year term. Additionally, on February 19, 2021, the Company granted 4,341 shares of fully vested common stock to its board of directors. The aggregate fair value of the director grant is $0.1 million based on the closing share price of $29.96 on February 19, 2021. The amortization of the above grants is $1.8 million for the year ended December 31, 2021, which is included in General and administrative expenses in the Consolidated Statements of Operations.

On September 3, 2021, the Company granted 17,727 shares of time-based restricted share awards to certain members of its senior management team under the 2016 Plan. The shares will vest in equal installments on each of the next three grant date anniversaries over a three-year term. The aggregate fair value of these awards is $0.9 million based on the closing share price of $49.77 on September 3, 2021. The amortization of the above grant is $0.2 million for the year ended December 31, 2021, which is included in General and administrative expenses in the Consolidated Statements of Operations.

Additionally, on September 3, 2021, the Company granted performance-based restricted stock grants to certain members of its senior management team under the 2016 Plan, which are contingent on certain performance criteria. The maximum number of performance-based stock awards that can be issued are 53,182.

Of the maximum 53,182 performance-based stock awards granted, 35,454 shares were granted on September 3, 2021 based on earnings per share ("EPS performance") for the year ended December 31, 2021 (with targets set forth earlier in 2021). These performance-based restricted shares will vest in equal installments on each of the next three grant-date anniversaries over a three-year term, subject to achievement of the EPS performance criteria. The aggregate fair value of these awards is $1.8 million based on the closing share price of $49.77 on September 3, 2021. The EPS performance is considered to be a performance condition under ASC 718, and therefore, the stock-based compensation expense is initially recorded based on the probable outcome that the performance condition will be achieved as of the grant date with subsequent adjustments to the probable outcome over time. The ultimate expense recognized is based on the actual performance outcome at the end of the performance period. As of December 31, 2021, the Company achieved the maximum EPS performance target (100%) and recorded $0.4 million as stock-based compensation expense which is included in General and administrative expenses in its Consolidated Statement of Operations for the year ended December 31, 2021.

Of the maximum 53,182 performance-based stock awards granted, 17,728 shares were granted on September 3, 2021, based on relative total shareholder return ("TSR performance") for the year ended December 31, 2021. These market-based restricted shares will vest in equal installments on each of the next three grant-date anniversaries over a three-year term, subject to achievement of the relative TSR market condition. All the vested TSR performance shares are subject to a one-year holding period after vesting. The TSR performance is based on the Company's total shareholder return compared to seven peer companies over the performance period which ranges between January 1, 2021 and December 31, 2021. The TSR performance is calculated based on average daily closing stock price over a 20-trading-day period at each of the beginning and end of the performance period. The aggregate fair value of the TSR performance awards, which was calculated using a Monte Carlo simulation model, was $0.5 million. The assumptions used in the model were the closing stock price of $49.77 on September 3, 2021; the risk-free rate of return of 0.05% based on 4-month treasury rates as of September 3, 2021; expected volatility of 55.66% based on 1-year historical daily volatility of the closing share prices for the Company; and 8.1% discount applied for the 1-year holding period using the Finnerty model. Volatility for each of the peer companies as well as the correlation of returns between each of the companies was also determined as inputs into the Monte Carlo model. As of December 31, 2021, the Company determined that the TSR performance achievement will be 64.1% of the total maximum shares under the market criteria and recorded $0.2 million as stock-based compensation expense, which is included in General and administrative expenses in its Consolidated Statement of Operations for the year ended December 31, 2021.

The following schedule represents outstanding stock awards granted under the 2016 Plan, excluding the performance-based shares described above:

	Restricted shares	Weighted Average Fair value on grant date	Aggregate fair value (in millions)	Vesting Terms
Unvested restricted stock outstanding as of December 31, 2019	222,786	$32.63	$7.27
Issued during 2020	107,930	22.12	2.39	33% vesting annually over three-year term
Vested during 2020	(65,981)	32.63	(2.15)
Forfeitures and cancellations due to settlement of tax liability on vested shares during 2020	(46,722)	32.63	(1.52)
Unvested restricted stock outstanding as of December 31, 2020	218,013	27.48	5.99
Issued during 2021	114,395	33.40	3.82	33% vesting annually over three-year term
Vested during 2021	(81,734)	27.48	(2.25)
Forfeitures and cancellations due to settlement of tax liability on vested shares during 2021	(50,529)	27.48	(1.39)
Unvested restricted stock outstanding as of December 31, 2021	200,145	$30.83	$6.17

The following schedule represents unvested options outstanding granted under the 2016 Plan:

	Options	Weighted Average Exercise Price	Fair Value of Options on grant date	Aggregate fair value (in millions)
Unvested options outstanding as of December 31, 2019	26,000	$38.92	$18.20	$0.47
Vested and unexercised during 2020	(13,000)	38.92	(9.10)	$(0.24)
Unvested options outstanding as of December 31, 2020	13,000	$38.92	$9.10	$0.23
Vested and unexercised during 2021	(13,000)	$38.92	$(9.10)	$(0.23)
Unvested options outstanding as of December 31, 2021	—		$—	$—

There are 47,568 options vested but not exercised as of December 31, 2021. The Company issues new shares upon exercise of any vested options. All options expire within five years from the grant date. The vested but not exercised options expire on March 1, 2022 and June 1, 2022 at exercise prices ranging between $32.97 and $38.92 per share. All 47,568 options were exercised prior to March 1, 2022.

The stock-based compensation expense for the above stock awards and options under the 2016 Plan and 2014 Plan included in General and administrative expenses:

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Stock awards / stock option plans	$3,481,095	$3,048,280	$4,826,324

Total stock-based compensation expense	$3,481,095	$3,048,280	$4,826,324

The future compensation expense to be recognized for all grants for the years ending December 31, 2022, 2023 and 2024 is estimated to be $2.5 million, $1.0 million and $0.2 million.

Note 14. Employee Benefit Plan

In October 2010, the Company established a safe harbor 401(k) plan, which is available to full-time office employees who meet the plan’s eligibility requirements. The plan allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Company was matching contributions amounting to 100% of the first 3% and 50% of the next 2% of each employee’s salary. The matching contribution vests immediately. The Company revised its matching contributions to 100% up to 6% of each employee's salary beginning January 1, 2019. The total matching contribution incurred by the Company and included in general and administrative expenses for the years ended December 31, 2021, 2020 and 2019 was $433,048, $447,574 and $435,142, respectively.

The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contributions based on the Company’s annual operating performance. For the years ended December 31, 2021, 2020 and 2019, the Company did not make a profit sharing contribution.

Note 15. Subsequent events

On February 22, 2022, the Company's Board of Directors declared a cash dividend of $2.05 per share to be paid on March 25, 2022 to shareholders of record at the close of business on March 15, 2022. The aggregate amount of the dividend is expected to be approximately $27.0 million, which the Company anticipates will be funded from cash on hand.