Form 10-Q
period 2022-06-30
Eagle Bulk Shipping Inc.
filed 2022-08-08
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Number of shares of registrant’s common stock outstanding as of August 3, 2022: 13,691,287

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected, or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include, charter market rates, which could decline from historic highs, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the cost of our vessels, significant vessel improvement costs and our vessels' estimated useful lives, and financing costs related to our indebtedness. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) changes in demand in the drybulk market, including, without limitation, changes in production of, or demand for, commodities and bulk cargoes, generally or in particular regions; (ii) greater than anticipated levels of drybulk vessel newbuilding orders or lower than anticipated rates of drybulk vessel scrapping; (iii) changes in rules and regulations applicable to the drybulk industry, including, without limitation, legislation adopted by international bodies or organizations such as the International Maritime Organization and the European Union (the “EU”) or by individual countries; (iv) actions taken by regulatory authorities, including, without limitation, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (v) changes in trading patterns significantly impacting overall drybulk tonnage requirements; (vi) changes in the typical seasonal variations in drybulk charter rates; (vii) changes in the cost of other modes of bulk commodity transportation; (viii) changes in general domestic and international political conditions, including the current conflict between Russia and Ukraine, which may impact our ability to retain and source crew, and in turn, could adversely affect our revenue, expenses, and profitability; (ix) changes in the condition of the Company's vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (x) significant deterioration in charter hire rates from current levels or the inability of the Company to achieve its cost-cutting measures; (xi) the duration and impact of the novel coronavirus (“COVID-19”) pandemic, including the availability and effectiveness of vaccines on a widespread basis and the impact of any mutations of the virus; (xii) the relative cost and availability of low and high sulfur fuel oil; (xiii) our ability to realize the economic benefits or recover the cost of the scrubbers we have installed; (xiv) any legal proceedings which we may be involved from time to time; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). This discussion also includes statistical data regarding world drybulk fleet and order book and fleet age. We generated some of this data internally, and some were obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I: FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2022 and December 31, 2021
(U.S. Dollars in thousands, except share data and par values)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$138,955	$86,147
Accounts receivable, net of a reserve of $1,921 and $1,818, respectively	43,948	28,456
Prepaid expenses	4,524	3,362
Inventories	25,193	17,651
Vessel held for sale	5,592	—
Collateral on derivatives	16,770	15,081
Fair value of derivative assets - current	8,459	4,669
Other current assets	929	667
Total current assets	244,370	156,033
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $237,490 and $218,670, respectively	885,255	908,076
Operating lease right-of-use assets	35,370	17,017
Other fixed assets, net of accumulated depreciation of $1,521 and $1,403, respectively	380	257
Restricted cash - noncurrent	2,575	75
Deferred drydock costs, net	46,930	37,093
Fair value of derivative assets - noncurrent	7,746	3,112
Advances for ballast water systems and other assets	3,983	4,995
Total noncurrent assets	982,239	970,625
Total assets	$1,226,609	$1,126,658
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$22,189	$20,781
Accrued interest	3,008	2,957
Other accrued liabilities	17,766	17,994
Fair value of derivative liabilities - current	269	4,253
Current portion of operating lease liabilities	29,908	15,728
Unearned charter hire revenue	13,609	12,088
Current portion of long-term debt	49,800	49,800
Total current liabilities	136,549	123,601
Noncurrent liabilities:
Global Ultraco Debt Facility, net of debt issuance costs	205,221	229,290
Convertible Bond Debt, net of debt discount and debt issuance costs	113,253	100,954
Noncurrent portion of operating lease liabilities	5,455	1,282
Other noncurrent accrued liabilities	636	265
Total noncurrent liabilities	324,565	331,791
Total liabilities	461,114	455,392
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 12,989,181 and 12,917,027 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	130	129
Additional paid-in capital	963,482	982,746
Accumulated deficit	(210,854)	(313,495)
Accumulated other comprehensive income	12,737	1,886
Total stockholders' equity	765,495	671,266
Total liabilities and stockholders' equity	$1,226,609	$1,126,658

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021
(U.S. Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues, net	$198,695	$129,851	$383,093	$226,423

Voyage expenses	36,290	24,523	79,917	51,138
Vessel operating expenses	27,207	23,679	55,122	45,198
Charter hire expenses	21,285	6,170	43,996	14,650
Depreciation and amortization	15,254	13,111	29,834	25,617
General and administrative expenses	9,891	7,913	19,945	15,611
Other operating expense	41	559	174	1,520
Total operating expenses	109,968	75,955	228,988	153,734
Operating income	88,727	53,896	154,105	72,689
Interest expense	4,338	8,799	8,785	17,050
Interest income	(174)	(15)	(219)	(32)
Realized and unrealized (gain)/loss on derivative instruments, net	(9,890)	35,887	(1,988)	36,597
Total other expense, net	(5,726)	44,671	6,578	53,615
Net income	$94,453	$9,225	$147,527	$19,074

Weighted average shares outstanding:
Basic	12,988,200	12,168,180	12,981,202	11,950,048
Diluted	16,376,517	12,397,156	16,373,458	12,081,772

Per share amounts:
Basic net income	$7.27	$0.76	$11.36	$1.60
Diluted net income	$5.77	$0.74	$9.01	$1.58

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021
(U.S. Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$94,453	$9,225	$147,527	$19,074
Other comprehensive income:
Net unrealized gain on cash flow hedges	2,170	44	10,851	644
Comprehensive income	$96,623	$9,269	$158,378	$19,718

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2022 and 2021
(U.S. Dollars in thousands, except share data)

	Common stock	Common stock amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2021	12,917,027	$129	$982,746	$(313,495)	$1,886	$671,266
Net income	—	—	—	53,073	—	53,073
Dividends declared	—	—	—	(27,112)	—	(27,112)
Cumulative effect of adoption of ASU 2020-06	—	—	(20,726)	8,676	—	(12,050)
Issuance of shares due to vesting of restricted shares	60,890	1	(1)	—	—	—
Issuance of shares upon exercise of stock options	8,077	—	85	—	—	85
Unrealized gain on cash flow hedges	—	—	—	—	8,681	8,681
Fees for equity offerings	—	—	201	—	—	201
Cash used to settle net share equity awards	—	—	(1,862)	—	—	(1,862)
Stock-based compensation	—	—	1,487	—	—	1,487
Balance at March 31, 2022	12,985,994	130	961,930	(278,858)	10,567	693,769
Net income	—	—	—	94,453	—	94,453
Dividends declared	—	—	—	(26,449)	—	(26,449)
Issuance of shares due to vesting of restricted shares	3,187	—	—	—	—	—
Unrealized gain on cash flow hedges	—	—	—	—	2,170	2,170
Cash used to settle net share equity awards	—	—	(53)	—	—	(53)
Stock-based compensation	—	—	1,605	—	—	1,605
Balance at June 30, 2022	12,989,181	$130	$963,482	$(210,854)	$12,737	$765,495

	Common stock	Common stock amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)/income	Total stockholders’ equity
Balance at December 31, 2020	11,661,797	$116	$943,572	$(472,138)	$(1,132)	$470,418
Net income	—	—	—	9,849	—	9,849
Issuance of shares due to vesting of restricted shares	71,146	1	(1)	—	—	—
Unrealized gain on cash flow hedges	—	—	—	—	600	600
Fees for equity offerings	—	—	(32)	—	—	(32)
Cash used to settle net share equity awards	—	—	(811)	—	—	(811)
Stock-based compensation	—	—	872	—	—	872
Balance at March 31, 2021	11,732,943	117	943,600	(462,289)	(532)	480,896
Net income	—	—	—	9,225	—	9,225
Issuance of shares due to vesting of restricted shares	2,773	—	—	—	—	—
Issuance of shares upon conversion of warrants	432,037	4	8,371	—	—	8,375
Issuance of shares from ATM Offering, net of commissions and issuance costs	581,385	6	27,278	—	—	27,284
Issuance of shares upon exercise of stock options	4,117	—	22	—	—	22
Unrealized gain on cash flow hedges	—	—	—	—	44	44
Cash used to settle net share equity awards	—	—	(174)	—	—	(174)
Stock-based compensation	—	—	586	—	—	586
Balance at June 30, 2021	12,753,255	$127	$979,683	$(453,064)	$(488)	$526,258

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2022 and 2021
(U.S. Dollars in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$147,527	$19,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,573	21,538
Amortization of operating lease right-of-use assets	12,664	6,201
Amortization of deferred drydocking costs	6,261	4,079
Amortization of debt discount and debt issuance costs	1,092	3,467
Net unrealized (gain)/loss on fair value of derivatives	(1,393)	30,541
Stock-based compensation expense	3,092	1,458
Drydocking expenditures	(16,098)	(6,429)
Changes in operating assets and liabilities:
Accounts payable	1,793	8,216
Accounts receivable	(15,492)	(10,390)
Accrued interest	51	(131)
Inventories	(7,542)	(4,274)
Operating lease liabilities current and noncurrent	(12,664)	(6,664)
Collateral on derivatives	(1,689)	(33,499)
Fair value of derivatives, other current and noncurrent assets	(453)	(41)
Other accrued liabilities	(868)	(1,779)
Prepaid expenses	(1,162)	(1,112)
Unearned charter hire revenue	1,522	330
Net cash provided by operating activities	140,214	30,585

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(495)	(79,002)
Advances for vessel purchases	—	(5,340)
Purchase of scrubbers and ballast water systems	(4,807)	(2,385)
Proceeds from hull and machinery insurance claims	—	238
Purchase of other fixed assets	(241)	(14)
Net cash used in investing activities	(5,543)	(86,503)

Cash flows from financing activities:
Proceeds from New Ultraco Debt Facility	—	11,000
Repayment of Norwegian Bond Debt	—	(4,000)
Repayment of term loan under New Ultraco Debt Facility	—	(15,897)
Repayment of revolver loan under New Ultraco Debt Facility	—	(30,000)
Repayment of revolver loan under Super Senior Facility	—	(15,000)
Proceeds from revolver loan under New Ultraco Debt Facility	—	55,000
Proceeds from Holdco Revolving Credit Facility	—	24,000
Proceeds from issuance of shares under ATM Offering, net of commissions	—	27,372
Repayment of term loan under Global Ultraco Debt Facility	(24,900)	—
Cash received from exercise of stock options	85	22
Cash used to settle net share equity awards	(1,915)	(986)
Equity offerings issuance costs	201	(292)
Financing costs paid to lenders	(18)	(351)
Dividends paid	(52,816)	—
Net cash (used in)/provided by financing activities	(79,363)	50,868
Net increase/(decrease) in cash, cash equivalents and restricted cash	55,308	(5,050)
Cash, cash equivalents and restricted cash at beginning of period	86,222	88,849
Cash, cash equivalents and restricted cash at end of period	$141,530	$83,799
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$7,123	$13,420
Accruals for vessel purchases and vessel improvements included in Other accrued liabilities	$6	$229
Accruals for scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$3,010	$3,346
Accruals for dividends payable included in Other accrued liabilities and Other noncurrent accrued liabilities	$1,237	$—
Accrual for issuance costs for ATM Offering included in Other accrued liabilities	$—	$89
Accruals for debt issuance costs included in Accounts payable and Other accrued liabilities	$—	$500

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
As of June 30, 2022, the Company owned and operated a modern fleet of 53 oceangoing vessels, including 27 Supramax and 26 Ultramax vessels with a combined carrying capacity of 3.19 million deadweight tons (“dwt”) and an average age of approximately 9.8 years. Additionally, the Company charters-in five Ultramax vessels on a long term basis with remaining lease terms of approximately one year each and also charters-in vessels on a short term basis for a period less than one year.
For the three and six months ended June 30, 2022 and 2021, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 14, 2022 (the “Form 10-K”).
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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU's guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, the entity will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The Company adopted ASU 2020-06 as of January 1, 2022 under the modified retrospective approach. The Convertible Bond Debt (defined below) will no longer require bifurcation and separate accounting of the equity component. The resulting debt discount will no longer be amortized to interest expense over the life of the bond and thus an adjustment to beginning retained earnings of $8.7 million was recorded within Accumulated deficit reflecting the cumulative impact of adoption. Additionally, a $20.7 million reduction to Additional paid-in capital was recorded to reverse the equity component and an offsetting $12.0 million was recorded within Long-term debt as a reversal of the debt discount.

Recently Issued Accounting Pronouncements Not Yet Effective

The FASB has issued accounting standards that had not yet become effective as of June 30, 2022 and may impact the Company's consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 addresses concerns about certain accounting consequences that could result from the anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. ASU 2020-04 is elective and applies “to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.” ASU 2020-04 establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. ASU 2020-04 is optional and effective for all entities as of March 12, 2020 and may be applied prospectively to contract modifications made on or before December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, (“ASU 2021-01”), which clarifies certain provisions in Topic 848, if elected by an entity, to apply to derivative instruments that use interest rate for margining, discounting, or contract price alignment that is modified as a result of rate reference reform. The Company is currently evaluating the adoption of ASU 2020-04 on its debt under the Global Ultraco Debt Facility (as defined below) as it bears interest on outstanding borrowings at LIBOR plus a margin rate. Additionally, the Company is also evaluating the adoption of ASU 2021-01 on its interest rate swaps related to the Global Ultraco Debt Facility.

Note 3. Vessels
Vessel and Vessel Improvements
As of June 30, 2022, the Company’s owned operating fleet consisted of 53 drybulk vessels.
During the third quarter of 2018, the Company entered into a contract for the installation of ballast water treatment systems (“BWTS”) on 39 of our owned vessels. The projected cost, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installations during scheduled drydockings. The Company completed installation of BWTS on 29 vessels and recorded $17.3 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheets as of June 30, 2022. Additionally, the Company recorded $3.2 million as advances paid towards installation of BWTS on the remaining vessels as a Noncurrent asset in its Condensed Consolidated Balance Sheets as of June 30, 2022.
On June 8, 2022, the Company signed a memorandum of agreement to sell the vessel Cardinal for a total consideration of $15.8 million. The vessel will be delivered to the buyer during the third quarter of 2022. The Company recorded the carrying amount of the vessel of $5.6 million as Vessel held for sale in its Condensed Consolidated Balance Sheets as of June 30, 2022.

The Vessels and vessel improvements activity for the six months ended June 30, 2022 is below:

(In thousands)
Vessels and vessel improvements, at December 31, 2021	$908,076
Purchase of vessels and vessel improvements	466
Vessel held for sale	(5,592)
Scrubbers and BWTS	5,760
Depreciation expense	(23,455)
Vessels and vessel improvements, at June 30, 2022	$885,255

Note 4. Debt

(In thousands)	June 30, 2022	December 31, 2021
Convertible Bond Debt	$114,119	$114,119
Debt discount and debt issuance costs - Convertible Bond Debt	(866)	(13,165)
Convertible Bond Debt, net of debt discount and debt issuance costs	113,253	100,954
Global Ultraco Debt Facility	262,650	287,550
Debt discount and Debt issuance costs - Global Ultraco Debt Facility	(7,629)	(8,460)
Less: Current portion - Global Ultraco Debt Facility	(49,800)	(49,800)
Global Ultraco Debt Facility, net of debt issuance costs	205,221	229,290
Total long-term debt	$318,474	$330,244
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

Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The conversion rate of the Convertible Bond Debt after adjusting for a 1-for-7 reverse stock split effected on September 15, 2020 (the “Reverse Stock Split”) and the Company's payments of cash dividends of (i) $2.00 per share on November 24, 2021 (to shareholders of record as of November 15, 2021), (ii) $2.05 per share on March 25, 2022 (to shareholders of record as of March 15, 2022), and (iii) $2.00 per share on May 25, 2022 (to shareholders of record as of May 16, 2022) is 28.523 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt, which is equivalent to a conversion price of approximately $35.06 per share of its common stock (subject to further adjustments for future dividends).

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

In accordance with ASC 470, Debt, (“ASC 470”) the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) prior to the adoption of ASU 2020-06 were to be separately accounted for in a manner that reflected the issuer's non-convertible debt borrowing rate. The guidance required the initial proceeds received from the sale of convertible debt instruments to be allocated between a liability component and equity component in a manner that reflected the interest expense at the interest rate of similar non-convertible debt that could have been issued by the Company at the time of issuance. Prior to the adoption of ASU 2020-06, the Company accounted for the Convertible Bond Debt based on the above guidance and attributed a portion of the proceeds to the equity component. The resulting debt discount was amortized using the effective interest method over the expected life of the Convertible Bond Debt as interest expense. Additionally, the debt discount and issuance costs were allocated based on the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Bond Debt. The Company adopted ASU 2020-06 as of January 1, 2022 and made adjustments to account for the cumulative impact of the adoption. See Note 2, Recent Accounting Pronouncements, for discussion of the impact of ASU 2020-06 on the accounting for the Convertible Bond Debt and the condensed consolidated financial statements upon adoption on January 1, 2022.

Share Lending Agreement

In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the “Share Lending Agreement”) to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, LP, one of the Company’s shareholders. The number of shares under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of June 30, 2022, the fair value of the 511,840 outstanding loaned shares was $26.6 million based on the closing price of the common stock on June 30, 2022. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

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

Global Ultraco Debt Facility

On October 1, 2021, Eagle Bulk Ultraco LLC (“Eagle Ultraco”), a wholly-owned subsidiary of the Company, along with certain of its vessel-owning subsidiaries as guarantors, entered into a new senior secured credit facility (the “Global Ultraco Debt Facility”) with the lenders party thereto (the “Lenders”) Credit Agricole Corporate and Investment Bank (“Credit Agricole”), Skandinaviska Enskilda Banken AB (PUBL), Danish Ship Finance A/S, Nordea Bank ABP, Filial I Norge, DNB Markets Inc., Deutsche Bank AG, and ING Bank N.V., London Branch. The Global Ultraco Debt Facility provides for an aggregate principal amount of $400.0 million, which consists of (i) a term loan facility in an aggregate principal amount of $300.0 million (the “Term

Facility”) and (ii) a revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Facility”) to be used for refinancing the outstanding debt, including accrued interest and commitment fees under the Holdco Revolving Credit Facility, New Ultraco Debt Facility and Norwegian Bond Debt (each as defined in Note 6, Debt, in the Notes to the Consolidated Financial Statements in the Form 10-K) and for general corporate purposes. The Company paid fees of $5.8 million to the Lenders in connection with the transaction.

The Global Ultraco Debt Facility has a maturity date of five years from the date of borrowing on the Term Facility, which is October 1, 2026. Outstanding borrowings bear interest at a rate of LIBOR plus 2.10% to 2.80% per annum, depending on certain metrics such as the Company's financial leverage ratio and meeting sustainability linked criteria. Repayments of $12.45 million are due quarterly and began on December 15, 2021, with a final balloon payment of all outstanding principal and accrued interest due upon maturity. The loan is repayable in whole or in part without premium or penalty prior to the maturity date subject to certain requirements stipulated in the Global Ultraco Debt Facility.

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

Interest Rates

2022

For the three and six months ended June 30, 2022, the interest rate on the Convertible Bond Debt was 5.00%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 5.30% and 5.39%, respectively.

For the three months ended June 30, 2022, the interest rate on the Global Ultraco Debt Facility ranged from 2.98% to 3.93%, including a margin over LIBOR applicable under the terms of the Global Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolving credit facility of the Global Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.74%.

For the six months ended June 30, 2022, the interest rate on the Global Ultraco Debt Facility ranged from 2.35% to 3.93%, including a margin over LIBOR applicable under the terms of the Global Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolving credit facility of the Global Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.39%.

2021

For the three and six months ended June 30, 2021, the interest rate on the Convertible Bond Debt was 5.00%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 10.14%.

For the three months ended June 30, 2021, the interest rate on the New Ultraco Debt Facility ranged from 2.60% to 2.72%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolving credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.25%.

For the six months ended June 30, 2021, the interest rate on the New Ultraco Debt Facility ranged from 2.60% to 2.72%, including a margin over LIBOR applicable under the terms of the New Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolving credit facility of the New Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.23%.

For the three and six months ended June 30, 2021, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 9.13% and 9.00%, respectively.

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

For the three and six months ended June 30, 2021, the interest rate on our outstanding debt under the Holdco Revolving Credit Facility was 2.60%. The weighted average effective interest rate including the amortization of debt issuance costs for these periods was 5.05%. Additionally, we paid commitment fees of 40% of the margin on the undrawn portion of the Holdco Revolving Credit Facility.

The following table summarizes the Company’s total interest expense:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Convertible Bond Debt interest	$1,426	$1,427	$2,853	$2,853
Global Ultraco Debt Facility interest	2,134	—	4,347	—
Holdco Revolving Credit Facility interest	—	158	—	158
New Ultraco Debt Facility interest	—	1,540	—	3,005
Norwegian Bond Debt interest	—	3,724	—	7,354
Super Senior Facility interest	—	—	—	30
Amortization of debt discount and debt issuance costs	530	1,838	1,092	3,467
Commitment fees on revolving credit facilities	248	112	493	183
Total Interest expense	$4,338	$8,799	$8,785	$17,050

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations as of June 30, 2022:

(In thousands)	Convertible Bond Debt	Global Ultraco Debt Facility	Total
Six months ending December 31, 2022	$—	$24,900	$24,900
2023	—	49,800	49,800
2024	114,119	49,800	163,919
2025	—	49,800	49,800
2026	—	88,350	88,350
	$114,119	$262,650	$376,769

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

Tabular disclosure of derivatives location
The following table summarizes the interest rate swaps in place as of June 30, 2022 and December 31, 2021:

Interest Rate Swap detail				Notional Amount outstanding (in thousands)
Trade date	Fixed rate	Start date	End date	June 30, 2022	December 31, 2021

October 07, 2021	0.83%	October 12, 2021	December 15, 2025	$196,988	$215,663
October 13, 2021	0.94%	October 15, 2021	December 15, 2025	21,888	23,963
October 14, 2021	0.93%	October 18, 2021	December 15, 2025	21,887	23,963
October 22, 2021	1.06%	October 26, 2021	December 15, 2025	21,887	23,963
				$262,650	$287,552
The Company records the fair value of the interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive income. The estimated income that is currently recorded in Accumulated other comprehensive income as of June 30, 2022 that is expected to be reclassified into the earnings within the next twelve months is $5.2 million. No portion of the cash flow hedges were ineffective during the three and six months ended June 30, 2022.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 is below:

Derivatives designated as hedging instruments	Location of (gain)/loss in Statements of Operations	Effective portion of (gain)/loss reclassified from Accumulated other comprehensive income (in thousands)
		Three Months Ended		Six Months Ended
		June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest rate swaps	Interest expense	$(82)	$151	$315	$296

The following table shows the interest rate swap assets and liabilities as of June 30, 2022 and December 31, 2021:

Derivatives designated as hedging instruments (in thousands)	Balance Sheet location	June 30, 2022	December 31, 2021
Interest rate swap	Fair value of derivative assets - current	$5,212	$—
Interest rate swap	Fair value of derivative assets - noncurrent	$7,746	$3,112
Interest rate swap	Fair value of derivative liabilities - current	$—	$885
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

As of June 30, 2022, the Company had International Swaps and Derivatives Association (“ISDA”) agreements with five applicable banks and financial institutions, which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties.

As of June 30, 2022, the Company had outstanding bunker swap agreements to purchase 18,200 metric tons of high and low sulfur fuel oil with prices ranging between $486 and $841 that are expiring at March 31, 2023. The volume represents less than 10% of our estimated consumption on our fleet for the year.

The following table shows our open positions on FFAs as of June 30, 2022:

FFA Period	Number of Days Hedged	Average FFA Contract Price
Quarter ending September 30, 2022	1305	$23,653
Quarter ending December 31, 2022	1740	$22,322

The Company will realize a gain or loss on these FFAs based on the price differential between the average daily Baltic Supramax Index (“BSI”) rate and the FFA contract price. The gains or losses are recorded in Realized and unrealized (gain)/loss on derivative instruments, net in the Condensed Consolidated Statements of Operations.

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Balance Sheets is as follows:

(In thousands)		Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	Location of loss/(gain) in Statements of Operations	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
FFAs - realized loss	Realized and unrealized (gain)/loss on derivative instruments, net	$5,572	$5,388	$3,799	$7,354
FFAs - unrealized (gain)/loss	Realized and unrealized (gain)/loss on derivative instruments, net	(13,133)	31,668	1,119	31,169
Bunker swaps - realized gain	Realized and unrealized (gain)/loss on derivative instruments, net	(2,620)	(545)	(4,394)	(1,298)
Bunker swaps - unrealized loss/(gain)	Realized and unrealized (gain)/loss on derivative instruments, net	291	(624)	(2,512)	(628)
Total		$(9,890)	$35,887	$(1,988)	$36,597

Derivatives not designated as hedging instruments (in thousands)	Balance Sheet location	June 30, 2022	December 31, 2021
FFAs - Unrealized loss	Fair value of derivative liabilities - current	$259	$3,368
FFAs - Unrealized gain	Fair value of derivative assets - current	383	4,326
Bunker swaps - Unrealized loss	Fair value of derivative liabilities - current	10	—
Bunker swaps - Unrealized gain	Fair value of derivative assets - current	2,864	343
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreements executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of June 30, 2022 and December 31, 2021, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $16.8 million and $15.1 million, respectively, which is recorded within Current assets in the Condensed Consolidated Balance Sheets.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

June 30, 2022

		Fair Value
(In thousands)	Carrying Value (7)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$141,530	$141,530	$—
Collateral on derivatives	16,770	16,770	—
Fair value of derivative assets - current (2)	8,459	—	8,459
Fair value of derivative assets - noncurrent (3)	7,746	—	7,746
Liabilities
Global Ultraco Debt Facility (4)	262,650	—	262,650
Convertible Bond Debt (5)	114,119	—	199,698
Fair value of derivative liabilities - current (6)	269	—	269
December 31, 2021

		Fair Value
(In thousands)	Carrying Value (7)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$86,222	$86,222	$—
Collateral on derivatives	15,081	15,081	—
Fair value of derivative assets - current (2)	4,669	—	4,669
Fair value of derivative assets - noncurrent (3)	3,112	—	3,112
Liabilities
Global Ultraco Debt Facility (4)	287,550	—	287,550
Convertible Bond Debt (5)	114,119	—	147,499
Fair value of derivative liabilities - current (6)	4,253	—	4,253

(1) Includes restricted cash (noncurrent) of $2.6 million at June 30, 2022 and $0.1 million at December 31, 2021.
(2) Includes $2.9 million of unrealized mark-to-market gains on bunker swaps, $0.4 million of unrealized mark-to-market gains on FFAs and $5.2 million of unrealized gains on our interest rate swaps as of June 30, 2022 and $4.7 million of unrealized mark-to-market gains on FFAs and bunker swaps as of December 31, 2021.
(3) Includes $7.7 million and $3.1 million of unrealized gains on our interest rate swaps as of June 30, 2022 and December 31, 2021, respectively.
(4) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on June 30, 2022 and December 31, 2021.
(5) The fair value of the Convertible Bond Debt is based on the last trade on May 9, 2022 and December 16, 2021 on Bloomberg.com.
(6) Includes $0.3 million of unrealized mark-to-market losses on FFAs and a de minimus amount of unrealized mark-to-market losses on bunker swaps as of June 30, 2022 and $3.4 million of unrealized mark-to-market losses on FFAs and $0.9 million of unrealized losses on our interest rate swaps as of December 31, 2021.
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
In March 2021, the U.S. government began investigating an allegation that one of the Company's vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is ongoing, and, although at this time we do not believe that this matter will have a material impact on the Company, our financial condition or results of operations, we cannot determine what penalties, if any, will be imposed. We have posted a surety bond as security for any fines, penalties or associated costs that may be issued, and the Company is cooperating fully with the U.S. government in its investigation of this matter. For the six months ended June 30, 2022 and 2021, the Company incurred and recorded $0.2 million and $1.5 million, respectively, as Other operating expense in its Condensed Consolidated Statements of Operations relating to this incident, which include legal fees, surety bond expenses, vessel off-hire, crew changes and travel costs.

Note 8. Leases

Time charter-in contracts

The Company has time charter-in contracts for Ultramax vessels which are greater than 12 months as of the lease commencement date. A description of each of these contracts is below:

(i) The Company entered into an agreement effective April 28, 2017, to charter-in a 61,400 dwt, 2013 built Japanese vessel for approximately four years with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. In addition, the Company’s fair value below contract value of time charters acquired of $1.8 million as of December 31, 2018, which related to the unamortized value of a prior charter with the same counterparty that had been recorded at the time of the Company’s emergence from bankruptcy, was offset against the corresponding right of use asset on this lease as of January 1, 2019. On July 8, 2021, the Company exercised its option to extend the charter for another year at a hire rate of $13,800 per day. The Company has increased the lease liability and the corresponding right-of-use asset by $5.0 million to reflect the extended lease term in its Condensed Consolidated Balance Sheet as of September 30, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of July 8, 2021 was 1.36%. On June 16, 2022, the Company exercised its option to extend the charter for another year at a hire rate of $14,300 per day. The Company has increased the lease liability and the corresponding right-of-use asset by $5.1 million to reflect the extended lease term in its Condensed Consolidated Balance Sheet as of June 30, 2022. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of June 16, 2022 was 7.15%.
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
(iv) On December 22, 2020, the Company entered into an agreement to charter-in a 63,634 dwt 2021 built Ultramax vessel for twelve months with an option for an additional three months at a hire rate of $5,900 per day plus 57% of the BSI 58 average of 10 time charter routes as published by the Baltic Exchange each business day. Additionally, following the initial fifteen month period the Company has an additional option to extend for a period of eleven to thirteen months at an increased rate of $6,500 per day with no change in the rest of the terms. Also, the Company shall share the scrubber benefit with the owners 50% calculated as the price differential between the high sulfur and low sulfur fuel oil based on actual bunker consumption during the lease period. On July 7, 2021, the Company took delivery of the vessel and recorded $9.1 million as lease liability and corresponding right-of-use asset in its Condensed Consolidated Balance Sheet as of September 30, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of July 7, 2021 was 1.33%. On May 17, 2022, the Company exercised its option to extend the charter for 11 months at a hire rate of $6,500 per day plus 57% of the BSI 58 average of 10 time charter routes as published by the Baltic Exchange each business day. The Company has increased the lease liability and the corresponding right-of-use asset by $7.5 million to reflect the extended lease term in its Condensed Consolidated Balance Sheet as of June 30, 2022. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of May 17, 2022 was 5.825%.
(v) On September 6, 2021, the Company entered into an agreement to charter-in a 2021 built Ultramax vessel for a period of a minimum of twelve months and a maximum of fifteen months at a hire rate of $11,250 per day plus 57.5% of the BSI 58 average of 10 time charter routes published by the Baltic Exchange each business day. The Company has the option to extend the lease term for another year, during which time the fixed hire rate decreases to $10,750 per day with no change to the remaining terms. On May 17, 2022, the Company took delivery of the vessel and recorded $9.7 million as a lease liability and corresponding right-of-use asset in its Condensed Consolidated Balance Sheet as of June 30, 2022. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of May 17, 2022 was 5.825%.
Office leases
On October 15, 2015, the Company entered into a commercial lease agreement as a sublessee for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by cash collateral of $0.1 million which is recorded as Restricted cash - noncurrent in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

In November 2018, the Company entered into an office lease agreement in Singapore, which was initially set to expire in October 2021, with an average annual rent of $0.3 million. On August 17, 2021, the Company renewed the lease on the existing office space for an additional 5 years with an average annual rent of $0.4 million. The Company increased the lease liability and the corresponding right-of-use asset by $1.3 million in its Condensed Consolidated Balance Sheet as of December 31, 2021. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating as of August 17, 2021 was 3.09%. Additionally, the Company entered into a new lease agreement for an additional office space in Singapore for 4.9 years beginning in the second quarter of 2022 with an average annual rent of $0.2 million. On February 15, 2022, the Company took possession of the additional office space. The Company has recognized $0.5 million of lease liability and corresponding right-of-use asset in its Condensed Consolidated Balance Sheet as of June 30, 2022. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the

Company's implied credit rating and the yield curve for debt as of February 15, 2022 was 5.7%.
The Company determined the three office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021.
Operating lease right-of-use assets and lease liabilities as of June 30, 2022 and December 31, 2021 are as follows:

Description	Location in Balance Sheet	June 30, 2022 (1)	December 31, 2021 (1)
Noncurrent assets:		(In thousands)
Chartered-in contracts greater than 12 months	Operating lease right-of-use assets	$33,281	$15,039
Office leases	Operating lease right-of-use assets	2,089	1,978
Operating lease right-of-use assets		$35,370	$17,017

Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$29,112	$15,039
Office leases	Current portion of operating lease liabilities	796	689
Lease liabilities - current portion		$29,908	$15,728

Chartered-in contracts greater than 12 months	Noncurrent portion of operating lease liabilities	$4,169	$—
Office leases	Noncurrent portion of operating lease liabilities	1,286	1,282
Lease liabilities - noncurrent portion		$5,455	$1,282

(1) The Operating lease right-of-use assets and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rate used ranged from 1.33% to 7.15%. The weighted average discount rate used to calculate the lease liability was 4.99%.

The table below presents the components of the Company’s lease expenses and sublease income on a gross basis earned from chartered-in contracts greater than 12 months for the three and six months ended June 30, 2022 and 2021:

(In thousands)		Three Months Ended		Six Months Ended
Description	Location in Statement of Operations	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$14,419	$3,158	$31,558	$8,645
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	6,866	3,012	12,438	6,005
	Total charter hire expenses	$21,285	$6,170	$43,996	$14,650

Lease expense for office leases	General and administrative expenses	$212	$92	$409	$276

Sublease income from chartered-in contracts greater than 12 months *	Revenues, net	$8,344	$5,607	$16,670	$6,753

* The sublease income represents only time charter revenue earned on the chartered-in contracts with terms more than 12 months. There is additional revenue earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021.

The cash paid for operating leases with terms greater than 12 months is $7.1 million and $12.8 million for the three and six months ended June 30, 2022, respectively.

The cash paid for operating leases with terms greater than 12 months is $3.4 million and $6.8 million for the three and six months ended June 30, 2021, respectively.

The weighted average remaining lease term on our operating lease contracts greater than 12 months is 11.91 months.

The table below provides the total amount of remaining lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of June 30, 2022:

Supplemental Disclosure Information	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases
(In thousands)
Year:
Six months ending December 31, 2022	$17,174	$433	$17,607
2023	16,777	617	17,394
2024	—	373	373
2025	—	372	372
2026	—	372	372
2027	—	74	74
	$33,951	$2,241	$36,192

Present value of lease liability:
Lease liabilities - short term	$29,112	$796	$29,908
Lease liabilities - long term	4,169	1,286	5,455
Total lease liabilities	$33,281	$2,082	$35,363

Discount based on incremental borrowing rate	$670	$159	$829

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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606 because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage or despatch paid by the Company for the three and six months ended June 30, 2022 was $7.0 million and $18.7 million, respectively. The amount of revenue earned as demurrage or despatch paid by the Company for the three and six months ended June 30, 2021 was $4.3 million and $8.2 million, respectively.

The following table shows the revenues earned from time charters and voyage charters for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Time charters	$101,649	$59,492	$179,623	$88,733
Voyage charters	97,046	70,359	203,470	137,690
	$198,695	$129,851	$383,093	$226,423
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and recorded as a Current asset and are amortized on a straight-line basis as the related performance obligations are satisfied. As of June 30, 2022 and December 31, 2021, the Company recognized $0.9 million and $0.5 million, respectively, of deferred costs which represents bunker expenses and charter-hire expenses incurred prior to commencement of loading. These costs are recorded in Other current assets on the Condensed Consolidated Balance Sheets.

Note 10. Net income per Common Share
The computation of basic net income per share is based on the weighted average number of common stock outstanding for the three and six months ended June 30, 2022 and 2021. Diluted net income per share gives effect to restricted stock awards, restricted stock units and stock options using the treasury stock method, unless the impact is anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of the Basic net income per share for the three and six months ended June 30, 2022 and 2021. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and included the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted income per share for the three and six months ended June 30, 2022 as their effect was dilutive. Diluted net income per share for the three and six months ended June 30, 2022 excluded 17,661 Restricted Stock Units (“RSUs”) related to EPS performance (defined below) as their effect was anti-dilutive. Diluted net income per share for the three months ended June 30, 2021 does not include 21,718 warrants and the potential shares to be issued upon conversion of Convertible Bond Debt as their effect was anti-dilutive. Diluted net income per share for six months ended June 30, 2021 does not include 45,854 stock options, 21,718 warrants and the potential shares to be issued upon conversion of Convertible Bond Debt as their effect was anti-dilutive.
The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$94,453	$9,225	$147,527	$19,074
Weighted Average Shares - Basic	12,988,200	12,168,180	12,981,202	11,950,048
Dilutive effect of stock options, shares issuable under Convertible Bond Debt, restricted stock awards and restricted stock units	3,388,317	228,976	3,392,256	131,724
Weighted Average Shares - Diluted	16,376,517	12,397,156	16,373,458	12,081,772
Basic net income per share	$7.27	$0.76	$11.36	$1.60
Diluted net income per share	$5.77	$0.74	$9.01	$1.58

Note 11. Stock Incentive Plans
On December 15, 2016, the Company’s shareholders approved the 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 764,087 shares of common stock adjusted for the Reverse Stock Split, which may be issued under the 2016 Plan. On June 7, 2019, the Company's shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 357,142 shares to a maximum of 1,121,229 shares of common stock. On June 14, 2022, the Company's shareholders approved a second amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 300,000 shares to a maximum of 1,421,229 shares of common stock. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company withheld shares related to restricted stock awards that vested in 2022 at the fair market value equivalent to the maximum statutory tax withholding obligation and remitted that amount in cash to the appropriate taxation authorities.
On February 11, 2022, the Company granted 31,781 restricted shares as a Company-wide grant under the 2016 Plan. The aggregate fair value of the grant is $1.7 million based on the closing share price of $52.32 on February 11, 2022. The shares will vest in equal installments on January 2, 2023, January 2, 2024 and January 2, 2025. Additionally, on March 11, 2022, the Company granted 7,451 shares of fully vested common stock to its board of directors. The aggregate fair value of the director grant is $0.5 million based on the closing share price of $65.88 on March 11, 2022. On April 5, 2022, the Company granted 7,468 restricted shares with 2-year cliff vesting. The aggregate fair value of $0.5 million based on the closing share price of $63.24 on April 5, 2022. The amortization of the above grants is $0.4 million and $1.0 million for the three and six months ended June 30, 2022, respectively, which is included in General and administrative expenses in the Condensed Consolidated Statements of Operations.
On March 11, 2022, the Company granted 17,661 shares of time-based RSUs to certain members of its senior management team under the 2016 Plan. The units vest in three equal installments on January 2, 2023, January 2, 2024 and January 2, 2025. The aggregate fair value of these units is $1.2 million based on the closing share price of $65.88 on March 11, 2022. The amortization of the above grant is $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively, which is included in General and administrative expenses in the Condensed Consolidated Statements of Operations.
As discussed further below, on March 11, 2022, the Company granted performance-based RSUs to certain members of its senior management team under the 2016 Plan, which are contingent on certain performance criteria. The maximum number of performance-based RSUs that can be earned is 52,982.
17,661 target performance-based RSUs were granted based on earnings per share (“EPS performance”) for the performance period beginning January 1, 2022 and ending December 31, 2022 (with targets set forth during the three months ended June 30, 2022). The RSUs will vest in three substantially equal installments (subject to achievement of performance criteria as of December 31, 2022) with the first installment vesting upon certification by the Compensation Committee and the second and third installments on January 2, 2024 and January 2, 2025, respectively. The total RSUs eligible to vest ranges from zero to 200% of the target number granted based on the EPS performance. The aggregate grant-date fair value of these RSUs is $1.2 million based on the closing share price of $65.88 on March 11, 2022 and assuming the target number is probable of vesting. The EPS performance is considered to be a performance condition under ASC 718, Share based payment awards, and therefore, the stock-based compensation expense is initially recorded based on the probable outcome that the performance condition will be achieved as of the grant date with subsequent adjustments to the probable outcome over time. The ultimate expense recognized is based on the actual performance outcome at the end of the performance period. As of June 30, 2022, the Company estimated that the target (100%) will be met and recorded $0.2 million of stock-based compensation expense, which is included in General and administrative expenses in its Condensed Consolidated Statement of Operations for both the three and six months ended June 30, 2022.
8,830 performance-based RSUs were granted based on relative total shareholder return (“TSR performance”) for the performance period beginning January 1, 2022 and ending December 31, 2022 (with targets set forth during the three months ended June 30, 2022). These market-based RSUs will vest in three substantially equal installments (subject to achievement of performance criteria as of December 31, 2022) with the first installment vesting upon certification by the Compensation Committee and the second and third installments on January 2, 2024 and January 2, 2025, respectively. The total RSUs eligible to vest ranges from zero to 200% of the target number granted based on the TSR performance. All the vested TSR performance units are subject to a 1-year holding period after vesting. The TSR performance is based on the Company's total shareholder return compared to seven peer companies over the performance period. The TSR performance is calculated based on average daily closing stock price over a 20-trading-day period at each of the beginning and end of the performance period and is adjusted to reflect dividend payments by assuming additional shares are purchased with the dividend payments. The aggregate fair value of the TSR performance awards, which was calculated using a Monte Carlo simulation model, was $0.7 million. The assumptions used in the model were risk-free rate of return of 1.05% based on continuously compounded yield on zero-coupon treasury rates as of March 11, 2022; expected volatility of 54.74% based on 1-year historical daily volatility of the closing share prices for the Company; a dividend yield of 12.45%; and 11.41% discount applied for the 1-year holding period using the Finnerty model. Volatility for each of the peer companies as well as the correlation of returns between each of the companies was also determined as inputs into the Monte Carlo model. The Company recorded $0.1 million of stock-based compensation expense, which is included in General and administrative expenses in its Condensed Consolidated Statement of Operations for both the three and six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, stock awards, including RSUs, covering a total of 234,418 and 246,962 shares of the Company’s common stock, respectively, are outstanding under the 2016 Plan. The vesting terms are generally three years from the grant date, or as described above in the March 11, 2022 RSU grants or the April 5, 2022 stock grant. The Company is amortizing the grant date fair value of non-vested stock awards to stock-based compensation expense included in General and administrative expenses.
As of December 31, 2021, 47,568 vested stock options were outstanding with exercise prices ranging from $32.97 to $38.92 per share. During the six months ended June 30, 2022, all 47,568 stock options were exercised. In connection with the exercise, 8,077 shares of common stock were issued and 39,491 stock options were cancelled as a settlement for the liability relating to tax withholding as well as the exercise price owed to the Company.
As of June 30, 2022 and December 31, 2021, there were no unvested options outstanding.
Stock-based compensation expense for all stock awards, units and options included in General and administrative expenses:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock awards/Stock Option Plans	$1,605	$586	$3,092	$1,458
The future compensation to be recognized for all the grants for the six months ending December 31, 2022, and the years ending December 31, 2023 and 2024 will be $2.7 million, $2.7 million and $0.8 million, respectively.

Note 12. Cash, cash equivalents, and restricted cash

The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$138,955	$86,147	$79,278	$69,928

Restricted cash - current *	—	—	4,446	18,846
Restricted cash - noncurrent *	2,575	75	75	75
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$141,530	$86,222	$83,799	$88,849

*Amounts included in restricted cash posted to secure the letter of credit on our office leases and the cash required to be set aside by the Norwegian Bond Debt, which was repaid on October 18, 2021. Additionally, as of June 30, 2022, there was an amount paid to secure a bank guarantee related to a dispute with a vendor in the normal course of business included with the Restricted cash - noncurrent balance.

Note 13. Subsequent Events

On July 28, 2022, the Company's Board of Directors declared a cash dividend of $2.20 per share to be paid on or about August 26, 2022 to shareholders of record at the close of business on August 16, 2022. The aggregate amount of the dividend is expected to be approximately $30.1 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2022 and 2021. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2021, which were included in our Form 10-K, filed with the SEC on March 14, 2022 (the “Form 10-K”). For further discussion regarding our results of operations for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services, and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of June 30, 2022, we owned and operated a modern fleet of 53 Supramax/Ultramax dry bulk vessels. We chartered-in five Ultramax vessels which have a remaining lease term of approximately one year each. In addition, the Company charters in third-party vessels on a short to medium term basis.
Our owned fleet totals 53 vessels, with an aggregate carrying capacity of 3.19 million dwt and an average age of 9.8 years as of June 30, 2022.

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

The gross BSI continued to increase in the second quarter of 2022 and averaged $28,901/day, up 13% as compared to the second quarter of 2021. Although rates were higher resulting in an improvement in profitability, some of our vessels experienced delays in drydocking as well as an increase in related drydocking costs as a result of protocols regarding COVID-19, as well as limitations in labor. We also experienced loss of revenues due to a number of off-hire days relating to crew changes and quarantine restrictions as a number of our crew members tested positive for COVID-19. Our vessel operating expenses specifically crew change costs, COVID testing and quarantine related costs continue to be negatively impacted by COVID-19.

While the BSI is at $19,213 per day as of August 4, 2022, the economic activity levels as well as the demand for dry bulk cargoes may be negatively impacted by COVID-19. We have instituted measures to reduce the risk of spread of COVID-19 for our crew members on our vessels as well as our onshore offices in Stamford, Connecticut, Singapore, and Copenhagen. However, if the COVID-19 pandemic continues to impact the global economy on a prolonged basis, or if the vaccine is not available on a widespread basis, the rate environment in the drybulk market and our vessel values may deteriorate and our operations and cash flows may be negatively impacted.

The impact of recent developments in Ukraine

In February 2022, as a result of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, the United Kingdom and a number of other countries on Russian financial institutions, businesses and individuals, as well as certain regions within the Donbas region of Ukraine. While it is difficult to estimate the impact of current or future sanctions on the Company’s business and financial position, these sanctions could adversely impact the Company’s operations. In the near term, we have seen, and expect to continue to see, increased volatility in the region due to these geopolitical events. The Black Sea region is a major export market for grains with the Ukraine and Russia exporting a combined 15% of the global seaborne grain trade. While uncertainty remains with respect to the ultimate impact of the invasion of Ukraine by Russia, we have seen, and anticipate continuing to see, significant changes in trade flows. A reduction or stoppage of grain out of the Black Sea or cargoes from Russia has, and will continue to, negatively impact the markets in those areas. At the same time, it is possible for us to see an increase in ton miles as end users find alternative sources for cargo. For more information regarding the risks relating to economic sanctions as a result of Russia’s invasion of Ukraine as well as the impact on retaining and sourcing our crew, see Part I, Item 1A, “Risk Factors” of our Form 10-K.

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
Commercial and Strategic Management
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We also have offices in Singapore and Copenhagen, Denmark, through which we provide round the clock management services to our owned and chartered-in fleet. We currently have 93 shore-based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:
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

Results of Operations for the three and six months ended June 30, 2022:
Fleet Data
We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Ownership Days	4,823	4,511	9,593	8,710
Chartered-in Days	1,142	497	2,102	1,155
Available Days	5,716	4,824	11,113	9,472
Operating Days	5,707	4,778	11,088	9,400
Fleet Utilization (%)	99.8%	99.0%	99.8%	99.2%
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
•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys and other reasons which prevent the vessel from performing under the relevant charter party such as surveys, medical events, stowaway disembarkation, etc. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the six months ended June 30, 2022, the Company completed drydock for seven vessels.
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

The following table represents Net charter hire income (a non-GAAP measure) for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues, net	$198,695	$129,851	$383,093	$226,423
Less: Voyage expenses	36,290	24,523	79,917	51,138
Less: Charter hire expenses	21,285	6,170	43,996	14,650
Net charter hire income	$141,120	$99,158	$259,180	$160,635

% Net charter hire income from
Time charters	66%	55%	60%	51%
Voyage charters	34%	45%	40%	49%

Net income
For the three months ended June 30, 2022, the Company reported net income of $94.5 million, or basic and diluted income of $7.27 per share and $5.77 per share, respectively. In the comparable quarter of 2021, the Company reported net income of $9.2 million, or basic and diluted income of $0.76 per share and $0.74 per share, respectively.
For the six months ended June 30, 2022, the Company reported net income of $147.5 million, or basic and diluted income of $11.36 per share and $9.01 per share, respectively. In the comparable period of 2021, the Company reported net income of $19.1 million, or basic and diluted income of $1.60 per share and $1.58 per share, respectively.
Revenues
Our revenues are derived from time and voyage charters. Net time and voyage charter revenues for the three months ended June 30, 2022 were $198.7 million compared with $129.9 million recorded in the comparable quarter in 2021. The increase in revenues was primarily attributable to higher charter rates as a result of the market recovery with increase in demand for drybulk products and an increase in available days due to an increase in owned days and chartered-in days.
Net time and voyage charter revenues for the six months ended June 30, 2022 and 2021 were $383.1 million and $226.4 million, respectively. The increase in revenues was primarily due to higher charter rates and an increase in available days due to an increase in owned days and chartered-in days.
Voyage expenses
To the extent that we employ our vessels on voyage charters, we will incur expenses that include bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.50% to unaffiliated ship brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. Bunkers, port charges, and canal tolls primarily increase in periods during which vessels are employed on voyage charters because these expenses are for the vessel owner's account. Voyage expenses for the three months ended June 30, 2022 and 2021 were $36.3 million and $24.5 million, respectively. The increase in voyage expenses was primarily due to an increase in bunker consumption expense as bunker fuel prices increased in the second quarter, an increase in port expenses and an increase in broker commission expense.
Voyage expenses for the six months ended June 30, 2022 and 2021 were $79.9 million and $51.1 million, respectively. The increase in voyage expenses was primarily due to an increase in bunker consumption expense as bunker fuel prices increased in the current year compared to prior year, an increase in port expenses and an increase in broker commission expense.
Vessel operating expenses
Vessel operating expenses for the three months ended June 30, 2022 were $27.2 million compared to $23.7 million in the comparable quarter in 2021. The increase in vessel operating expenses was primarily attributable to higher owned days as well as an increase in crew expenses due to an increase in crewing costs, crew changes and expenses related to COVID-19 and the war in Ukraine. The Company also continues to face general inflationary pressures particularly impacting the cost of lubes, stores and spares. The ownership days for the three months ended June 30, 2022 and 2021 were 4,823 and 4,511, respectively.
Vessel operating expenses for the six months ended June 30, 2022 and 2021 were $55.1 million and $45.2 million, respectively. The increase in vessel operating expenses was primarily attributable to higher owned days as well as an increase in crew expenses due to an increase in crewing costs, crew changes and expenses related to COVID-19 and the war in Ukraine. The Company also continues to face general inflationary pressures particularly impacting the cost of lubes, stores and spares. The ownership days for the six months ended June 30, 2022 and 2021 were 9,593 and 8,710, respectively.
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

Charter hire expenses
The charter hire expenses for the three months ended June 30, 2022 were $21.3 million compared to $6.2 million in the comparable quarter in 2021. The increase in charter hire expenses was principally due to an increase in chartered-in days as the Company took delivery of its fifth long term chartered-in vessel during the second quarter, and an increase in charter hire rates due to improvement in the charter hire market. The total chartered-in days for the three months ended June 30, 2022 were 1,142 compared to 497 for the comparable quarter in the prior year. Between 2017 and 2021, the Company entered into a series of agreements to charter five Ultramax vessels on a long term basis. The minimum chartered-in periods ranged between one and four years with an option to extend the duration between three and 24 months. All five vessels were chartered-in as of June 30, 2022.
The charter hire expenses for the six months ended June 30, 2022 and 2021 were $44.0 million and $14.6 million, respectively. The increase in charter hire expenses was primarily due to an increase in charter hire rates due to improvement in the charter hire market and an increase in the number of chartered-in days. The total chartered-in days for the six months ended June 30, 2022 and 2021 were 2,102 and 1,155, respectively.
Depreciation and amortization

For the three months ended June 30, 2022 and 2021, total depreciation and amortization expense was $15.3 million and $13.1 million, respectively. Total depreciation and amortization expense for the three months ended June 30, 2022 includes $11.9 million of vessel and other fixed assets depreciation and $3.4 million relating to the amortization of deferred drydocking costs. Comparable amounts for the three months ended June 30, 2021 were $11.0 million of vessel and other fixed assets depreciation and $2.1 million of amortization of deferred drydocking costs. The increase in depreciation expense is due to the acquisition of nine vessels in 2021, offset by the sale of one vessel in the third quarter of 2021. The increase in amortization of deferred drydock costs is related to completing fourteen drydocks since the second quarter of 2021.
For the six months ended June 30, 2022 and 2021, total depreciation and amortization expense was $29.8 million and $25.6 million, respectively. Total depreciation and amortization expense for the six months ended June 30, 2022 includes $23.6 million of vessel and other fixed asset depreciation and $6.3 million relating to the amortization of deferred drydocking costs. Comparable amounts for the six months ended June 30, 2021 were $21.5 million of vessel and other fixed asset depreciation and $4.1 million of amortization of deferred drydocking costs. The increase in depreciation expense is due to the acquisition of nine vessels in 2021, offset by the sale of one vessel in the third quarter of 2021. The increase in amortization of deferred drydock costs is related to completing fourteen drydocks since the second quarter of 2021.

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
General and administrative expenses for the three months ended June 30, 2022 and 2021 were $9.9 million and $7.9 million, respectively. General and administrative expenses include stock-based compensation of $1.6 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses was mainly attributable to an increase in consulting expenses, compensation and benefits, and stock-based compensation expense.
General and administrative expenses for the six months ended June 30, 2022 and 2021 were $19.9 million and $15.6 million, respectively. These general and administrative expenses include stock-based compensation of $3.1 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses was primarily attributable to an increase in consulting expenses, compensation and benefits, and stock-based compensation expense.
Other operating expense
Other operating expense for the three months ended June 30, 2022 and 2021 was $0.04 million and $0.6 million, respectively. In March 2021, the U.S. government began investigating an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The Company posted a surety bond as security for any fines and penalties. Other operating expense consists of expenses incurred relating to this incident, which include legal fees, surety bond expenses, vessel offhire, crew changes and travel costs.
Other operating expense for the six months ended June 30, 2022 and 2021 was $0.2 million and $1.5 million, respectively.
Interest expense
Our interest expense for the three months ended June 30, 2022 and 2021 was $4.3 million and $8.8 million, respectively. The decrease in interest expense is primarily due to a decrease in outstanding debt and lower interest rates due to the refinancing of the Company's debt in the fourth quarter of 2021.
Interest expense for the six months ended June 30, 2022 and 2021 was $8.8 million and $17.1 million, respectively. The decrease in interest expense was primarily due to a decrease in outstanding debt and lower interest rates due to the refinancing of the Company's debt in the fourth quarter of 2021.

The Company entered into interest rate swaps in October 2021 to fix the interest rate exposure on the Global Ultraco Debt Facility term loan. As a result of these swaps, which average 87 basis points, the Company’s interest rate exposure is fully fixed insulating the Company from the rising interest rate environment.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the three months ended June 30, 2022 and 2021, the amortization of debt issuance costs was $0.5 million and $1.8 million, respectively. For the six months ended June 30, 2022 and 2021, the amortization of debt issuance costs was $1.1 million and $3.5 million, respectively. The interest expense for the three and six months ended June 30, 2021 includes $1.1 million and $2.1 million, respectively, of interest expense representing the amortization of the equity component of the Convertible Bond Debt. The Company adopted ASU 2020-06 as of January 1, 2022 under the modified retrospective approach. The Convertible Bond Debt will no longer require bifurcation and separate accounting of the equity component. Refer to Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements for further information.

Realized and unrealized (gain)/loss on derivative instruments, net
Realized and unrealized gain on derivative instruments, net for the three months ended June 30, 2022 was $9.9 million compared to a realized and unrealized loss on derivative instruments, net of $35.9 million for the three months ended June 30, 2021. The $9.9 million gain is primarily related to $7.6 million in gains earned on our freight forward agreements as a result of the decrease in charter hire rates during the second quarter and $2.3 million in bunker swap gains for the three months ended June 30, 2022. For the three months ended June 30, 2021, the Company had $37.2 million in losses on our freight forward agreements due to the sharp increase in charter hire rates during the second quarter of 2021, and $1.3 million in bunker swap gains.
Realized and unrealized gain on derivative instruments, net for the six months ended June 30, 2022 was $2.0 million compared to a realized and unrealized loss on derivative instruments, net of $36.6 million for the six months ended June 30, 2021. The $2.0 million gain is primarily attributable to $6.9 million in bunker swap gains, offset by $4.9 million in losses incurred on our freight forward agreements as a result of the increase in charter hire rates in the current year. For the comparable period in the prior year, the Company had $38.9 million in losses on our freight forward agreements due to the sharp increase in charter hire rates in 2021, and $2.3 million in bunker swap gains. Refer to Note 5, Derivative Instruments, to the condensed consolidated financial statements for further information.
Effects of Inflation
The Company believes that its business benefits during periods of elevated inflation and positive demand growth, as higher charter rates, and net revenues, more than offset increases in costs relating to vessel operating expenses, drydocking, and general and administrative.

Liquidity and Capital Resources

	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$140,214	$30,585
Net cash used in investing activities	(5,543)	(86,503)
Net cash (used in)/provided by financing activities	(79,363)	50,868
Net increase/(decrease) in cash, cash equivalents and restricted cash	55,308	(5,050)
Cash, cash equivalents and restricted cash at beginning of period	86,222	88,849
Cash, cash equivalents and restricted cash at end of period	$141,530	$83,799
Net cash provided by operating activities during the six months ended June 30, 2022 and 2021 was $140.2 million and $30.6 million, respectively. The increase in cash flows provided by operating activities resulted primarily from the increase in revenues due to higher charter hire rates.
Net cash used in investing activities during the six months ended June 30, 2022 and 2021 was $5.5 million and $86.5 million, respectively. During the six months ended June 30, 2022, the Company paid $4.8 million for the purchase of ballast water treatment systems on our fleet. Additionally, the Company paid $0.5 million for vessel improvements and $0.2 million for other fixed assets. Refer to Note 3, Vessels, to the condensed consolidated financial statements for further information.
Net cash used in financing activities during the six months ended June 30, 2022 was $79.4 million compared to net cash provided by financing activities of $50.9 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company repaid $24.9 million of the Global Ultraco Debt Facility. The Company also paid $52.8 million in dividends and $1.9 million to settle net share equity awards.
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

Summary of Liquidity and Capital Resources

As of June 30, 2022, our cash and cash equivalents including restricted cash was $141.5 million, compared to $86.2 million at December 31, 2021. The Company had restricted cash of $2.6 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively.
In addition, as of June 30, 2022, we had $100.0 million in an undrawn revolver facility available under the Global Ultraco Debt Facility.
As of June 30, 2022, the Company’s debt consisted of the Global Ultraco Debt Facility of $262.7 million, net of $7.6 million of debt issuance costs, and the Convertible Bond Debt of $114.1 million, net of $0.9 million of debt discount and issuance costs.
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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. During the six months ended June 30, 2022, seven of our vessels completed drydock and we incurred drydocking expenditures of $16.1 million. In the six months ended June 30, 2021, four of our vessels completed drydock and we incurred drydocking expenditures of $6.4 million.
The following table represents certain information about the estimated costs for anticipated vessel drydockings, ballast water treatment systems, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs (1) (in millions)
Quarter Ending	Off-hire Days(2)	BWTS	Drydocks	Vessel Upgrades(3)
September 30, 2022	232	$0.6	$1.4	$0.2
December 31, 2022	169	$0.3	$1.0	$—
March 31, 2023	158	$0.7	$4.4	$0.6
June 30, 2023	113	$—	$3.8	$0.4

(1) Actual costs will vary based on various factors, including where the drydockings are performed.
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
As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
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
None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
None.

ITEM 5 – OTHER INFORMATION
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

10.1*	Employment Agreement, dated June 16, 2022, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Frank De Costanzo.
31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive income (unaudited) for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
Date: August 8, 2022
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: August 8, 2022