Form 10-Q
period 2022-09-30
Eagle Bulk Shipping Inc.
filed 2022-11-07
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Number of shares of registrant’s common stock outstanding as of November 2, 2022: 13,680,968

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

PART I: FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2022 and December 31, 2021
(U.S. Dollars in thousands, except share data and par values)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$195,030	$86,147
Accounts receivable, net of a reserve of $2,192 and $1,818, respectively	33,554	28,456
Prepaid expenses	4,585	3,362
Inventories	26,274	17,651
Collateral on derivatives	1,200	15,081
Fair value of derivative assets - current	18,353	4,669
Other current assets	703	667
Total current assets	279,699	156,033
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $249,384 and $218,670, respectively	876,547	908,076
Advance for vessel purchase	4,125	—
Operating lease right-of-use assets	34,368	17,017
Other fixed assets, net of accumulated depreciation of $1,566 and $1,403, respectively	346	257
Restricted cash - noncurrent	2,575	75
Deferred drydock costs, net	45,881	37,093
Fair value of derivative assets - noncurrent	9,873	3,112
Advances for ballast water systems and other assets	2,577	4,995
Total noncurrent assets	976,292	970,625
Total assets	$1,255,991	$1,126,658
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$21,058	$20,781
Accrued interest	1,635	2,957
Other accrued liabilities	17,012	17,994
Fair value of derivative liabilities - current	611	4,253
Current portion of operating lease liabilities	30,742	15,728
Unearned charter hire revenue	14,794	12,088
Current portion of long-term debt	49,800	49,800
Total current liabilities	135,652	123,601
Noncurrent liabilities:
Global Ultraco Debt Facility, net of debt issuance costs	193,202	229,290
Convertible Bond Debt, net of debt discount and debt issuance costs	103,425	100,954
Noncurrent portion of operating lease liabilities	3,626	1,282
Other noncurrent accrued liabilities	883	265
Total noncurrent liabilities	301,136	331,791
Total liabilities	436,788	455,392
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 13,003,516 and 12,917,027 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	130	129
Additional paid-in capital	964,494	982,746
Accumulated deficit	(162,712)	(313,495)
Accumulated other comprehensive income	17,291	1,886
Total stockholders' equity	819,203	671,266
Total liabilities and stockholders' equity	$1,255,991	$1,126,658

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021
(U.S. Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues, net	$185,313	$183,393	$568,406	$409,816

Voyage expenses	40,792	30,273	120,710	81,411
Vessel operating expenses	33,091	28,125	88,213	73,323
Charter hire expenses	19,772	10,724	63,768	25,374
Depreciation and amortization	15,407	13,570	45,241	39,187
General and administrative expenses	9,666	7,948	29,611	23,559
Other operating expense	2,469	792	2,643	2,312
Gain on sale of vessel	(9,336)	(3,962)	(9,336)	(3,962)
Total operating expenses	111,861	87,470	340,850	241,204
Operating income	73,452	95,923	227,556	168,612
Interest expense	4,236	8,511	13,021	25,561
Interest income	(881)	(19)	(1,100)	(52)
Realized and unrealized (gain)/loss on derivative instruments, net	(11,293)	8,991	(13,281)	45,588
Loss on debt extinguishment	4,173	99	4,173	99
Total other (income)/expense, net	(3,765)	17,582	2,813	71,196
Net income	$77,217	$78,341	$224,743	$97,416

Weighted average shares outstanding:
Basic	12,993,450	12,802,401	12,985,329	12,237,288
Diluted	16,201,852	15,936,374	16,219,264	15,354,481

Per share amounts:
Basic net income	$5.94	$6.12	$17.31	$7.96
Diluted net income	$4.77	$4.92	$13.86	$6.34

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021
(U.S. Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$77,217	$78,341	$224,743	$97,416
Other comprehensive income:
Net unrealized gain on cash flow hedges	4,554	80	15,405	724
Comprehensive income	$81,771	$78,421	$240,148	$98,140

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021
(U.S. Dollars in thousands, except share data)

	Common stock	Common stock amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2021	12,917,027	$129	$982,746	$(313,495)	$1,886	$671,266
Net income	—	—	—	53,073	—	53,073
Dividends declared ($2.05 per share)	—	—	—	(27,112)	—	(27,112)
Cumulative effect of adoption of ASU 2020-06	—	—	(20,726)	8,676	—	(12,050)
Issuance of shares due to vesting of restricted shares	60,890	1	(1)	—	—	—
Issuance of shares upon exercise of stock options	8,077	—	85	—	—	85
Unrealized gain on cash flow hedges	—	—	—	—	8,681	8,681
Fees for equity offerings	—	—	201	—	—	201
Cash used to settle net share equity awards	—	—	(1,862)	—	—	(1,862)
Stock-based compensation	—	—	1,487	—	—	1,487
Balance at March 31, 2022	12,985,994	130	961,930	(278,858)	10,567	693,769
Net income	—	—	—	94,453	—	94,453
Dividends declared ($2.00 per share)	—	—	—	(26,449)	—	(26,449)
Issuance of shares due to vesting of restricted shares	3,187	—	—	—	—	—
Unrealized gain on cash flow hedges	—	—	—	—	2,170	2,170
Cash used to settle net share equity awards	—	—	(53)	—	—	(53)
Stock-based compensation	—	—	1,605	—	—	1,605
Balance at June 30, 2022	12,989,181	130	963,482	(210,854)	12,737	765,495
Net income	—	—	—	77,217	—	77,217
Dividends declared ($2.20 per share)	—	—	—	(29,075)	—	(29,075)
Issuance of shares due to vesting of restricted shares	14,335	—	—	—	—	—
Unrealized gain on cash flow hedges	—	—	—	—	4,554	4,554
Cash used to settle net share equity awards	—	—	(437)	—	—	(437)
Stock-based compensation	—	—	1,449	—	—	1,449
Balance at September 30, 2022	13,003,516	$130	$964,494	$(162,712)	$17,291	$819,203

	Common stock	Common stock amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2020	11,661,797	$116	$943,572	$(472,138)	$(1,132)	$470,418
Net income	—	—	—	9,849	—	9,849
Issuance of shares due to vesting of restricted shares	71,146	1	(1)	—	—	—
Unrealized gain on cash flow hedges	—	—	—	—	600	600
Fees for equity offerings	—	—	(32)	—	—	(32)
Cash used to settle net share equity awards	—	—	(811)	—	—	(811)
Stock-based compensation	—	—	872	—	—	872
Balance at March 31, 2021	11,732,943	117	943,600	(462,289)	(532)	480,896
Net income	—	—	—	9,225	—	9,225
Issuance of shares due to vesting of restricted shares	2,773	—	—	—	—	—
Issuance of shares upon conversion of warrants	432,037	4	8,371	—	—	8,375
Issuance of shares from ATM Offering, net of commissions and issuance costs	581,385	6	27,278	—	—	27,284
Issuance of shares upon exercise of stock options	4,117	—	22	—	—	22
Unrealized gain on cash flow hedges	—	—	—	—	44	44
Cash used to settle net share equity awards	—	—	(174)	—	—	(174)
Stock-based compensation	—	—	586	—	—	586
Balance at June 30, 2021	12,753,255	$127	$979,683	$(453,064)	$(488)	$526,258
Net income	—	—	—	78,341	—	78,341
Issuance of shares upon conversion of Convertible Bond Debt	25	—	1	—	—	1
Issuance of shares upon conversion of warrants	109,861	1	2,304	—	—	2,305
Issuance of shares upon exercise of stock options	857	—	33	—	—	33
Unrealized gain on cash flow hedges	—	—	—	—	80	80
Issuance costs for ATM Offering	—	—	(146)			(146)
Stock-based compensation	—	—	777	—	—	777
Balance at September 30, 2021	12,863,998	$128	$982,652	$(374,723)	$(408)	$607,649

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2022 and 2021
(U.S. Dollars in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$224,743	$97,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,513	32,951
Amortization of operating lease right-of-use assets	21,083	10,536
Amortization of deferred drydocking costs	9,728	6,236
Amortization of debt discount and debt issuance costs	1,627	5,443
Loss on debt extinguishment	4,173	99
Gain on sale of vessel	(9,336)	(3,962)
Net unrealized (gain)/loss on fair value of derivatives	(8,517)	24,193
Stock-based compensation expense	4,542	2,235
Drydocking expenditures	(18,527)	(10,737)
Changes in operating assets and liabilities:
Accounts payable	650	4,639
Accounts receivable	(5,098)	(10,645)
Accrued interest	(1,241)	2,385
Inventories	(8,622)	(5,467)
Operating lease liabilities current and noncurrent	(21,076)	(11,304)
Collateral on derivatives	13,881	(31,370)
Fair value of derivatives, other current and noncurrent assets	(183)	(1,150)
Other accrued liabilities	(2,332)	1,898
Prepaid expenses	(1,223)	(1,455)
Unearned charter hire revenue	2,706	8,974
Net cash provided by operating activities	242,491	120,915

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(781)	(109,385)
Advances for vessel purchases	(4,125)	(2,200)
Purchase of scrubbers and ballast water systems	(5,695)	(4,557)
Proceeds from hull and machinery insurance claims	—	245
Proceeds from sale of vessel	14,944	9,159
Purchase of other fixed assets	(253)	(29)
Net cash provided by/(used in) investing activities	4,090	(106,767)

Cash flows from financing activities:
Proceeds from New Ultraco Debt Facility	—	16,500
Repayment of Norwegian Bond Debt	—	(4,000)
Repayment of term loan under New Ultraco Debt Facility	—	(24,258)
Repayment of revolver loan under New Ultraco Debt Facility	—	(55,000)
Repayment of revolver loan under Super Senior Facility	—	(15,000)
Proceeds from revolver loan under New Ultraco Debt Facility	—	55,000
Proceeds from Holdco Revolving Credit Facility	—	24,000
Proceeds from issuance of shares under ATM Offering, net of commissions	—	27,242
Repayment of term loan under Global Ultraco Debt Facility	(37,350)	—
Repurchase of Convertible Bond Debt	(14,188)	—
Cash received from exercise of stock options	85	56
Cash used to settle net share equity awards	(2,351)	(986)
Equity offerings issuance costs	201	(292)
Financing costs paid to lenders	(18)	(614)
Dividends paid	(81,577)	—
Net cash (used in)/provided by financing activities	(135,198)	22,648
Net increase in cash, cash equivalents and restricted cash	111,383	36,796
Cash, cash equivalents and restricted cash at beginning of period	86,222	88,849
Cash, cash equivalents and restricted cash at end of period	$197,605	$125,645
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$12,861	$17,462
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$38,956	$22,499
Accruals for vessel purchases and vessel improvements included in Other accrued liabilities	$—	$500
Accruals for scrubbers and ballast water treatment systems included in Accounts payable and Other accrued liabilities	$3,916	$3,259
Accruals for dividends payable included in Other accrued liabilities and Other noncurrent accrued liabilities	$1,551	$—
Accrual for issuance costs for ATM Offering included in Other accrued liabilities	$—	$104
Accruals for debt issuance costs included in Accounts payable and Other accrued liabilities	$—	$509

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation and General Information
The accompanying condensed consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our” or similar terms). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership, charter and operation of drybulk vessels. The Company’s fleet is comprised of Supramax and Ultramax drybulk carriers, and the Company operates its business in one business segment.
As of September 30, 2022, the Company owned and operated a modern fleet of 52 oceangoing vessels, including 26 Supramax and 26 Ultramax vessels with a combined carrying capacity of 3.14 million deadweight tons (“dwt”) and an average age of approximately 9.9 years. Additionally, the Company charters-in five Ultramax vessels on a long term basis with remaining lease terms of approximately one year each and also charters-in vessels on a short term basis for a period of less than one year.
For the three and nine months ended September 30, 2022 and 2021, the Company’s charterers did not individually account for more than 10% of the Company’s gross charter revenue during those periods.
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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU's guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, the entity will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The Company adopted ASU 2020-06 as of January 1, 2022 under the modified retrospective approach. The Convertible Bond Debt (defined below) will no longer require bifurcation and separate accounting of the equity component. The resulting debt discount will no longer be amortized to interest expense over the life of the bond and thus an adjustment to beginning retained earnings of $8.7 million was recorded within Accumulated deficit reflecting the cumulative impact of adoption. Additionally, a $20.7 million reduction to Additional paid-in capital was recorded to reverse the equity component and an offsetting $12.0 million was recorded within Convertible Bond Debt, net of debt discount and debt issuance costs as a reversal of the debt discount.

Recently Issued Accounting Pronouncements Not Yet Effective

The FASB has issued accounting standards that had not yet become effective as of September 30, 2022 and may impact the Company's condensed consolidated financial statements or related disclosures in future periods. Those standards and their potential impact are discussed below:

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

Note 3. Vessels
Vessels and Vessel Improvements
As of September 30, 2022, the Company’s owned operating fleet consisted of 52 drybulk vessels.
During the third quarter of 2018, the Company entered into a contract for the installation of ballast water treatment systems (“BWTS”) on 39 of our owned vessels. The projected cost, including installation, is approximately $0.5 million per BWTS. The Company intends to complete the installations during scheduled drydockings. The Company completed installation of BWTS on 32 vessels and recorded $19.8 million in Vessels and vessel improvements in the Condensed Consolidated Balance Sheets as of September 30, 2022. Additionally, the Company recorded $1.9 million as advances paid toward installation of BWTS on the remaining vessels recorded in Advances for ballast water systems and other assets in the Condensed Consolidated Balance Sheets as of September 30, 2022.
On June 8, 2022, the Company signed a memorandum of agreement to sell the vessel Cardinal for a total consideration of $15.8 million. The vessel was delivered to the buyer during the third quarter of 2022. The Company recorded a gain of $9.3 million in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

During the third quarter of 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built scrubber-fitted Ultramax bulkcarrier for a total consideration of $27.5 million. The vessel is expected to be delivered to the Company in November 2022.
Activity in Vessels and vessel improvements for the nine months ended September 30, 2022 is below:

(In thousands)
Vessels and vessel improvements, at December 31, 2021	$908,076
Purchase of vessels and vessel improvements	703
Sale of vessel	(5,592)
Scrubbers and BWTS	8,709
Depreciation expense	(35,349)
Vessels and vessel improvements, at September 30, 2022	$876,547

Note 4. Debt

(In thousands)	September 30, 2022	December 31, 2021
Convertible Bond Debt	$104,119	$114,119
Debt discount and debt issuance costs - Convertible Bond Debt	(694)	(13,165)
Convertible Bond Debt, net of debt discount and debt issuance costs	103,425	100,954
Global Ultraco Debt Facility	250,200	287,550
Debt discount and Debt issuance costs - Global Ultraco Debt Facility	(7,198)	(8,460)
Less: Current portion - Global Ultraco Debt Facility	(49,800)	(49,800)
Global Ultraco Debt Facility, net of debt issuance costs	193,202	229,290
Total long-term debt	$296,627	$330,244
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

During the three months ended September 30, 2022, the Company repurchased $10.0 million in aggregate principal amount of Convertible Bond Debt for $14.2 million in cash and cancelled the repurchased debt. Accordingly, a $4.2 million loss on debt extinguishment was recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022. As a result of these repurchases, the Company’s weighted average diluted shares for the three and nine months ended September 30, 2022 decreased by 296,990 shares.
The Convertible Bond Debt bears interest at a rate of 5.00% per annum on the outstanding principal amount thereof, payable semi-annually in arrears on February 1 and August 1 of each year, which commenced on February 1, 2020. The Convertible Bond Debt may bear additional interest upon certain events, as set forth in the indenture governing the Convertible Bond Debt (the “Indenture”).

The Convertible Bond Debt will mature on August 1, 2024 (the “Maturity Date”), unless earlier repurchased, redeemed or converted pursuant to its terms. From time to time, the Company may, subject to market conditions and other factors and to the extent permitted by law, opportunistically repurchase the Convertible Bond Debt in the open market or through privately negotiated transactions. The Company may not otherwise redeem the Convertible Bond Debt prior to the Maturity Date.

Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. As of September 30, 2022, the conversion rate of the Convertible Bond Debt after adjusting for a 1-for-7 reverse stock split effected on September 15, 2020 (the “Reverse Stock Split”) and the Company's cash dividends declared through September 30, 2022 is 29.699 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt, which is equivalent to a conversion price of approximately $33.67 per share of common stock (subject to further adjustments for future dividends).

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

Share Lending Agreement

In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the “Share Lending Agreement”) to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, LP, one of the Company’s shareholders. The number of shares under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of September 30, 2022, the fair value of the 511,840 outstanding loaned shares was $22.1 million based on the closing price of the common stock on September 30, 2022. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

While the Share Lending Agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of JCS in the Share Lending Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of borrowed shares, the loaned shares are not considered issued and outstanding for the purpose of computing and reporting the Company's basic and diluted weighted average shares or net income per share. If JCS were to file bankruptcy or commence similar administrative, liquidating or restructuring proceedings, the Company will have to consider 511,840 shares lent to JCS as issued and outstanding for the purposes of calculating net income per share.

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

The Global Ultraco Debt Facility is secured by 49 of the Company's vessels. The Global Ultraco Debt Facility contains certain standard affirmative and negative covenants along with financial covenants. The financial covenants include: (i) minimum consolidated liquidity based on the greater of (a) $0.6 million per vessel owned directly or indirectly by the Company or (b) 7.5% of the Company's total debt; (ii) debt to capitalization ratio not greater than 0.60:1.00; and (iii) maintaining positive working capital. As of September 30, 2022, the Company was in compliance with all applicable financial covenants under the Global Ultraco Debt Facility.

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

Interest Rates

2022

For the three and nine months ended September 30, 2022, the interest rate on the Convertible Bond Debt was 5.00%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 5.25% and 5.35%, respectively.

For the three months ended September 30, 2022, the interest rate on the Global Ultraco Debt Facility ranged from 3.93% to 5.39%, including a margin over LIBOR applicable under the terms of the Global Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolving credit facility of the Global Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 4.80%.

For the nine months ended September 30, 2022, the interest rate on the Global Ultraco Debt Facility ranged from 2.35% to 5.39%, including a margin over LIBOR applicable under the terms of the Global Ultraco Debt Facility and commitment fees of 40% of the margin on the undrawn portion of the revolving credit facility of the Global Ultraco Debt Facility. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for this period was 3.85%.

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

For the three and nine months ended September 30, 2021, the interest rate on the Norwegian Bond Debt was 8.25%. The weighted average effective interest rate including the amortization of debt discount and debt issuance costs for these periods was 9.05% and 9.02%, respectively.

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

For the three and nine months ended September 30, 2021, the interest rate on our outstanding debt under the Holdco Revolving Credit Facility ranged from 2.55% to 2.60%. The weighted average effective interest rate including the amortization of debt issuance costs for these periods was 6.15% and 5.61%, respectively. Additionally, we paid commitment fees of 40% of the margin on the undrawn portion of the Holdco Revolving Credit Facility.

The following table summarizes the Company’s total interest expense:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Convertible Bond Debt interest	$1,426	$1,426	$4,279	$4,279
Global Ultraco Debt Facility interest	2,024	—	6,372	—
Holdco Revolving Credit Facility interest	—	156	—	314
New Ultraco Debt Facility interest	—	1,063	—	4,068
Norwegian Bond Debt interest	—	3,711	—	11,065
Super Senior Facility interest	—	—	—	30
Amortization of debt discount and debt issuance costs	535	1,976	1,627	5,443
Commitment fees on revolving credit facilities	251	179	743	362
Total Interest expense	$4,236	$8,511	$13,021	$25,561

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations as of September 30, 2022:

(In thousands)	Convertible Bond Debt	Global Ultraco Debt Facility	Total
Three months ending December 31, 2022	$—	$12,450	$12,450
2023	—	49,800	49,800
2024	104,119	49,800	153,919
2025	—	49,800	49,800
2026	—	88,350	88,350
	$104,119	$250,200	$354,319

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

Tabular disclosure of derivatives location
The following table summarizes the interest rate swaps in place as of September 30, 2022 and December 31, 2021:

Interest Rate Swap detail				Notional Amount outstanding (in thousands)
Trade date	Fixed rate	Start date	End date	September 30, 2022	December 31, 2021

October 07, 2021	0.83%	October 12, 2021	December 15, 2025	$187,650	$215,663
October 13, 2021	0.94%	October 15, 2021	December 15, 2025	20,850	23,963
October 14, 2021	0.93%	October 18, 2021	December 15, 2025	20,850	23,963
October 22, 2021	1.06%	October 26, 2021	December 15, 2025	20,850	23,963
				$250,200	$287,552

The Company records the fair value of each interest rate swap as an asset or liability on its balance sheet. The effective portion of the swap is recorded in Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. The estimated income that is currently recorded in Accumulated other comprehensive income as of September 30, 2022 that is expected to be reclassified into the earnings within the next twelve months is $7.7 million. No portion of the cash flow hedges were ineffective during the three and nine months ended September 30, 2022.

The effect of the interest rate swaps on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 is below:

Derivatives designated as hedging instruments	Location of (gain)/loss in Statements of Operations	Effective portion of (gain)/loss reclassified from Accumulated other comprehensive income (in thousands)
		Three Months Ended		Nine Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest rate swaps	Interest expense	$(619)	$151	$(304)	$447
The following table shows the interest rate swap assets and liabilities as of September 30, 2022 and December 31, 2021:

Derivatives designated as hedging instruments (in thousands)	Balance Sheet location	September 30, 2022	December 31, 2021
Interest rate swap	Fair value of derivative assets - current	$7,583	$—
Interest rate swap	Fair value of derivative assets - noncurrent	$9,873	$3,112
Interest rate swap	Fair value of derivative liabilities - current	$—	$885
Forward freight agreements and bunker swaps
The Company trades in forward freight agreements (“FFAs”) and bunker swaps, with the objective of utilizing this market as economic hedging instruments that reduce the risk of specific vessels to changes in the freight market. The Company’s FFAs and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains are recorded in Other expense, net in the Condensed Consolidated Statements of Operations. The Company records the fair value of FFAs and bunker swaps as an asset or liability on its balance sheet. Derivatives are considered to be Level 2 instruments in the fair value hierarchy. For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties. Cash collateral related to derivative instruments under its collateral security arrangements is recorded in Collateral on derivatives in the Condensed Consolidated Balance Sheets.

As of September 30, 2022, the Company had International Swaps and Derivatives Association (“ISDA”) agreements with five applicable banks and financial institutions, which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not anticipate non-performance by any of the counterparties.

As of September 30, 2022, the Company had outstanding bunker swap agreements to purchase 15,800 metric tons of high and low sulfur fuel oil with prices ranging between $486 and $719 that expire on March 31, 2023. The volume represents less than 10% of our estimated consumption on our fleet for the year.

The following table shows our open positions on FFAs as of September 30, 2022:

FFA Period	Number of Days Hedged	Average FFA Contract Price
Quarter ending December 31, 2022 - Sell Positions	2,010	$21,981
Quarter ending December 31, 2022 - Buy Positions	(1,335)	$16,461

Year ending December 31, 2023 - Sell Positions	720	$14,525
Year ending December 31, 2023 - Buy Positions	(855)	$14,308

The Company will realize a gain or loss on these FFAs based on the price differential between the average daily Baltic Supramax Index (“BSI”) rate and the FFA contract price. The gains or losses are recorded in Realized and unrealized (gain)/loss on derivative instruments, net in the Condensed Consolidated Statements of Operations.

The effect of non-designated derivative instruments on the Condensed Consolidated Statements of Operations and Balance Sheets is as follows:

(In thousands)		Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	Location of loss/(gain) in Statements of Operations	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
FFAs - realized (gain)/loss	Realized and unrealized (gain)/loss on derivative instruments, net	$(3,800)	$16,139	$(1)	$23,493
FFAs - unrealized (gain)/loss	Realized and unrealized (gain)/loss on derivative instruments, net	(10,478)	(6,787)	(9,359)	24,382
Bunker swaps - realized gain	Realized and unrealized (gain)/loss on derivative instruments, net	(369)	(801)	(4,763)	(2,099)
Bunker swaps - unrealized loss/(gain)	Realized and unrealized (gain)/loss on derivative instruments, net	3,354	440	842	(188)
Total		$(11,293)	$8,991	$(13,281)	$45,588

Derivatives not designated as hedging instruments (in thousands)	Balance Sheet location	September 30, 2022	December 31, 2021
FFAs - Unrealized loss	Fair value of derivative liabilities - current	$—	$3,368
FFAs - Unrealized gain	Fair value of derivative assets - current	10,770	4,326
Bunker swaps - Unrealized loss	Fair value of derivative liabilities - current	611	—
Bunker swaps - Unrealized gain	Fair value of derivative assets - current	—	343
Cash Collateral Disclosures
The Company does not offset fair value amounts recognized for derivatives by the right to reclaim cash collateral or the obligation to return cash collateral. The amount of collateral to be posted is defined in the terms of respective master agreements executed with counterparties or exchanges and is required when agreed upon threshold limits are exceeded. As of September 30, 2022 and December 31, 2021, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $1.2 million and $15.1 million, respectively, which is recorded in Collateral on derivatives in the Condensed Consolidated Balance Sheets.

6. Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—the carrying amounts reported in the Condensed Consolidated Balance Sheets for interest-bearing deposits approximate their fair value due to the short-term nature thereof.
Debt—the carrying values approximate fair value for bonds issued under the Convertible Bond Debt, which is traded in the over-the-counter market. The carrying amount of our term loan borrowing under the Global Ultraco Debt Facility approximates its fair value, due to its variable interest rates.
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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

September 30, 2022

		Fair Value
(In thousands)	Carrying Value (7)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$197,605	$197,605	$—
Collateral on derivatives	1,200	1,200	—
Fair value of derivative assets - current (2)	18,353	—	18,353
Fair value of derivative assets - noncurrent (3)	9,873	—	9,873
Liabilities
Global Ultraco Debt Facility (4)	250,200	—	250,200
Convertible Bond Debt (5)	104,119	—	146,027
Fair value of derivative liabilities - current (6)	611	—	611

December 31, 2021

		Fair Value
(In thousands)	Carrying Value (7)	Level 1	Level 2
Assets
Cash and cash equivalents (1)	$86,222	$86,222	$—
Collateral on derivatives	15,081	15,081	—
Fair value of derivative assets - current (2)	4,669	—	4,669
Fair value of derivative assets - noncurrent (3)	3,112	—	3,112
Liabilities
Global Ultraco Debt Facility (4)	287,550	—	287,550
Convertible Bond Debt (5)	114,119	—	147,499
Fair value of derivative liabilities - current (6)	4,253	—	4,253

(1) Includes restricted cash (noncurrent) of $2.6 million at September 30, 2022 and $0.1 million at December 31, 2021.
(2) Includes $10.8 million of unrealized mark-to-market gains on FFAs and $7.6 million of unrealized gains on our interest rate swaps as of September 30, 2022 and $4.7 million of unrealized mark-to-market gains on FFAs and bunker swaps as of December 31, 2021.
(3) Includes $9.9 million and $3.1 million of unrealized gains on our interest rate swaps as of September 30, 2022 and December 31, 2021, respectively.
(4) The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on September 30, 2022 and December 31, 2021.
(5) The fair value of the Convertible Bond Debt is based on the last trade on September 29, 2022 and December 16, 2021 on Bloomberg.com.
(6) Includes $0.6 million of unrealized mark-to-market losses on bunker swaps as of September 30, 2022 and $3.4 million of unrealized mark-to-market losses on FFAs and $0.9 million of unrealized losses on our interest rate swaps as of December 31, 2021.
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
In March 2021, the U.S. government began investigating an allegation that one of the Company's vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is ongoing, and, although at this time we do not believe that this matter will have a material impact on the Company, our financial condition or results of operations, we cannot determine what penalties, if any, will be imposed. We have posted a surety bond as security for any fines, penalties or associated costs that may be issued, and the Company is cooperating fully with the U.S. government in its investigation of this matter. For the nine months ended September 30, 2022 and 2021, the Company incurred and recorded $0.3 million and $2.3 million, respectively, as Other operating expense in the Condensed Consolidated Statements of Operations relating to this incident, which include legal fees, surety bond expenses, vessel off-hire, crew changes and travel costs.

Note 8. Leases

Time charter-in contracts

The Company has time charter-in contracts for Ultramax vessels which are greater than 12 months as of the lease commencement date. A description of each of these contracts is below:

(i) The Company entered into an agreement effective April 28, 2017, to charter-in a 61,400 dwt, 2013 built Japanese vessel for approximately four years with options for two additional years. The hire rate for the first four years is $12,800 per day and the hire rate for the first optional year is $13,800 per day and $14,300 per day for the second optional year. In addition, the Company’s fair value below contract value of time charters acquired of $1.8 million as of December 31, 2018, which related to the unamortized value of a prior charter with the same counterparty that had been recorded at the time of the Company’s emergence from bankruptcy, was offset against the corresponding right of use asset on this lease as of January 1, 2019. On July 8, 2021, the Company exercised its option to extend the charter for another year at a hire rate of $13,800 per day and accordingly, the Company increased the lease liability and the corresponding right-of-use asset by $5.0 million to reflect the extended lease term. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of July 8, 2021 was 1.36%. On June 16, 2022, the Company exercised its option to extend the charter for another year at a hire rate of $14,300 per day and accordingly, the Company increased the lease liability and the corresponding right-of-use asset by $5.1 million to reflect the extended lease term. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of June 16, 2022 was 7.15%.
(ii) On May 4, 2018, the Company entered into an agreement to charter-in a 61,425 dwt 2013 built Ultramax vessel for three years with an option for an additional two years. The hire rate for the first three years is $12,700 per day and $13,750 per day for the first year option and $14,750 per day for the second year option. The Company took delivery of the vessel in the third quarter of 2018. During the second quarter of 2021, the Company decided to extend the lease term to its maximum redelivery date allowed under the charter party. Additionally, on June 28, 2021, the Company exercised its option to extend the charter for another year until October 19, 2022 at a hire rate of $13,750 per day and accordingly, the Company increased the lease liability and the corresponding right-of-use asset by $5.8 million to reflect the extended lease term. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of June 28, 2021 was 1.34%. On September 15, 2022, the Company exercised its option to further extend the charter for eleven months at a hire rate of $14,750 per day and accordingly, the Company increased the lease liability and the corresponding right-of-use asset by $4.5 million to reflect the extended lease term. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of September 15, 2022 was 6.54%.
(iii) On December 9, 2018, the Company entered into an agreement to charter-in a 62,487 dwt 2016 built Ultramax vessel for two years. The hire rate for the vessel until March 2020 was $14,250 per day and $15,250 per day thereafter. The Company took delivery of the vessel in the fourth quarter of 2018. On December 25, 2019, the Company renegotiated the lease terms for another year at a hire rate of $11,600 per day and accordingly, the Company increased its lease liability and the corresponding right-of-use asset by $4.5 million. During the first quarter of 2021, the Company decided to extend the lease term to its maximum redelivery date allowed under the charter party and accordingly, the Company increased its lease liability and the corresponding right-of-use asset by $1.0 million to reflect the change in lease term from minimum redelivery date to maximum redelivery date allowed under the charter party. On May 4, 2021, the Company exercised its option to extend the charter for another year until July 31, 2022 at a hire rate of $12,600 per day and accordingly, the Company increased the lease liability and the corresponding right-of-use asset by $4.3 million to reflect the extended lease term. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of May 4, 2021 was 1.38%. On March 17, 2022, the Company further extended the lease to a minimum period of ten months and maximum period of twelve months with an option to further extend the lease for an additional minimum period of ten months and maximum period of twelve months and accordingly, the Company increased the lease liability and the corresponding right-of-use asset by $6.9 million to reflect the extended lease term. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of March 17, 2022 was 4.48%.
(iv) On December 22, 2020, the Company entered into an agreement to charter-in a 63,634 dwt 2021 built Ultramax vessel for twelve months with an option for an additional three months at a hire rate of $5,900 per day plus 57% of the BSI 58 average of 10 time charter routes as published by the Baltic Exchange each business day. Additionally, following the initial fifteen month period the Company has an additional option to extend for a period of eleven to thirteen months at an increased rate of $6,500 per day with no change in the rest of the terms. Also, the Company shall share the scrubber benefit with the owners 50% calculated as the price differential between the high sulfur and low sulfur fuel oil based on actual bunker consumption during the lease period. On July 7, 2021, the Company took delivery of the vessel and recorded $9.1 million as lease liability and corresponding right-of-use asset. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of July 7, 2021 was 1.33%. On May 17, 2022, the Company exercised its option to extend the charter for 11 months at a hire rate of $6,500 per day plus 57% of the BSI 58 average of 10 time charter routes as published by the Baltic Exchange each business day and accordingly, the Company increased the lease liability and the corresponding right-of-use asset by $7.5 million to reflect the extended lease term. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of May 17, 2022 was 5.825%.
(v) On September 6, 2021, the Company entered into an agreement to charter-in a 2021 built Ultramax vessel for a period of a minimum of twelve months and a maximum of fifteen months at a hire rate of $11,250 per day plus 57.5% of the BSI 58 average of 10 time charter routes published by the Baltic Exchange each business day. The Company has the option to extend the lease term for another year, during which time the fixed hire rate decreases to $10,750 per day with no change to the remaining terms. On May 17, 2022, the Company took delivery of the vessel and recorded $9.7 million as a lease liability and corresponding right-of-use asset. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of May 17, 2022 was 5.825%.
Office leases
On October 15, 2015, the Company entered into a commercial lease agreement as a sublessee for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. The lease is secured by cash collateral of $0.1 million which is recorded as Restricted cash - noncurrent in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. On September 30, 2022, the Company entered into a lease agreement as the principal tenant to lease the existing office space. The lease is effective from July 1, 2023 through December 31, 2028, with an average annual rent of $0.5 million. The Company recognized a lease liability and corresponding right-of-use asset of $2.2 million. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating as of September 30, 2022 was 8.97%.

In November 2018, the Company entered into an office lease agreement in Singapore, which was initially set to expire in October 2021, with an average annual rent of $0.3 million. On August 17, 2021, the Company renewed the lease on the existing office space for an additional 5 years with an average annual rent of $0.4 million and accordingly, the Company increased the lease liability and the corresponding right-of-use asset by $1.3 million to reflect the extended lease term. The discount rate utilized in the measurement of the lease liability and the corresponding right-of-use asset based on the Company's implied credit rating as of August 17, 2021 was 3.09%. Additionally, the Company entered into a new lease agreement for an additional office space in Singapore for 4.9 years beginning in the second quarter of 2022 with an average annual rent of $0.2 million. On February 15, 2022, the Company took possession of the additional office space and accordingly, the Company recognized a lease liability and corresponding right-of-use asset of $0.5 million. The discount rate utilized in the measurement of lease liability and the corresponding right-of-use asset based on the Company's implied credit rating and the yield curve for debt as of February 15, 2022 was 5.7%.
The Company determined the three office leases to be operating leases and recorded the lease expense as part of General and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021.

Operating lease right-of-use assets and lease liabilities as of September 30, 2022 and December 31, 2021 are as follows:

Description	Location in Balance Sheet	September 30, 2022 (1)	December 31, 2021 (1)
Noncurrent assets:		(In thousands)
Chartered-in contracts greater than 12 months	Operating lease right-of-use assets	$30,281	$15,039
Office leases	Operating lease right-of-use assets	4,087	1,978
Operating lease right-of-use assets		$34,368	$17,017

Liabilities:
Chartered-in contracts greater than 12 months	Current portion of operating lease liabilities	$29,989	$15,039
Office leases	Current portion of operating lease liabilities	753	689
Lease liabilities - current portion		$30,742	$15,728

Chartered-in contracts greater than 12 months	Noncurrent portion of operating lease liabilities	$293	$—
Office leases	Noncurrent portion of operating lease liabilities	3,333	1,282
Lease liabilities - noncurrent portion		$3,626	$1,282

(1) The Operating lease right-of-use assets and Operating lease liabilities represent the present value of lease payments for the remaining term of the lease. The discount rates used ranged from 1.33% to 8.97%. The weighted average discount rate used to calculate the lease liability as of September 30, 2022 and December 31, 2021 was 5.9% and 1.7%, respectively.

The table below presents the components of the Company’s lease expenses and sublease income on a gross basis earned from chartered-in contracts greater than 12 months for the three and nine months ended September 30, 2022 and 2021:

(In thousands)		Three Months Ended		Nine Months Ended
Description	Location in Statement of Operations	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease expense for chartered-in contracts less than 12 months	Charter hire expenses	$11,759	$5,857	$43,317	$13,512
Lease expense for chartered-in contracts greater than 12 months	Charter hire expenses	8,013	4,867	20,451	11,862
	Total charter hire expenses	$19,772	$10,724	$63,768	$25,374

Lease expense for office leases	General and administrative expenses	$216	$189	$625	$465

Sublease income from chartered-in contracts greater than 12 months *	Revenues, net	$8,402	$7,550	$25,072	$14,303

* The sublease income represents only time charter revenue earned on time charter-in contracts with terms more than 12 months. There is additional revenue earned from voyage charters on the same chartered-in contracts which is recorded in Revenues, net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021.

The cash paid for operating leases with terms greater than 12 months was $8.2 million and $21.1 million for the three and nine months ended September 30, 2022, respectively.

The cash paid for operating leases with terms greater than 12 months was $5.4 million and $12.2 million for the three and nine months ended September 30, 2021, respectively.

During the nine months ended September 30, 2022 and 2021, the Company obtained operating lease right-of-use assets of $39.0 million and $22.5 million, respectively, in exchange for operating lease liabilities.

The weighted average remaining lease term on our operating lease contracts greater than 12 months as of September 30, 2022 was 14.8 months.

The table below provides the total amount of remaining lease payments on an undiscounted basis on our chartered-in contracts and office leases greater than 12 months as of September 30, 2022:

Supplemental Disclosure Information	Chartered-in contracts greater than 12 months	Office leases	Total Operating leases
(In thousands)
Year:
Three months ending December 31, 2022	$9,306	$216	$9,522
2023	21,651	869	22,520
2024	—	874	874
2025	—	871	871
2026	—	871	871
2027	—	574	574
2028	—	500	500
	$30,957	$4,775	$35,732

Present value of lease liability:
Lease liabilities - short term	$29,989	$753	$30,742
Lease liabilities - long term	293	3,333	3,626
Total lease liabilities	$30,282	$4,086	$34,368

Discount based on incremental borrowing rate	$675	$689	$1,364

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
Voyage charter contracts are considered service contracts which fall under the provisions of ASC 606 because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. These contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage, net of despatch incurred by the Company for the three and nine months ended September 30, 2022 was $7.8 million and $26.5 million respectively. The amount of revenue earned as demurrage, net of despatch incurred by the Company for the three and nine months ended September 30, 2021 was $8.6 million and $16.8 million, respectively.

The following table shows the revenues earned from time charters and voyage charters for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Time charters	$95,132	$91,653	$274,755	$180,386
Voyage charters	90,181	91,740	293,651	229,430
	$185,313	$183,393	$568,406	$409,816
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. These costs are considered contract fulfillment costs because the costs are direct costs related to the performance of the contract and are expected to be recovered. The costs incurred during the period prior to commencement of loading the cargo, primarily bunkers, are deferred as they represent setup costs and are recorded in Other current assets in the Condensed Consolidated Balance Sheets and are amortized on a straight-line basis as the related performance obligations are satisfied. As of September 30, 2022 and December 31, 2021, the Company recognized $0.7 million and $0.5 million, respectively, of deferred costs which represents bunker expenses and charter-hire expenses incurred prior to commencement of loading.

Note 10. Net Income per Common Share
The computation of basic net income per share is based on the weighted average number of common stock outstanding for the three and nine months ended September 30, 2022 and 2021. Diluted net income per share gives effect to restricted stock awards, restricted stock units and stock options using the treasury stock method, unless the impact is anti-dilutive. Additionally, the Convertible Bond Debt is not considered a participating security and therefore not included in the computation of Basic net income per share for the three and nine months ended September 30, 2022 and 2021. The Company determined that it does not overcome the presumption of share settlement of outstanding debt and therefore the Company applied the if-converted method and included the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net income per share for the three and nine months ended September 30, 2022 and 2021 as their effect was dilutive. Diluted net income per share for the three and nine months ended September 30, 2022 excluded 17,661 and 8,830 Restricted Stock Units (“RSUs”) related to EPS performance and TSR performance (defined below), respectively, as their effect was anti-dilutive. Additionally, diluted net income per share excluded 7,648 restricted shares for the three and nine months ended September 30, 2022 as their effect was anti-dilutive. Diluted net income per share for the three and nine months ended September 30, 2021 excluded 21,718 warrants and 28,046 restricted shares as their effect was anti-dilutive.
The following table summarizes the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$77,217	$78,341	$224,743	$97,416
Weighted Average Shares - Basic	12,993,450	12,802,401	12,985,329	12,237,288
Dilutive effect of stock options, shares issuable under Convertible Bond Debt, restricted stock awards and restricted stock units	3,208,402	3,133,973	3,233,935	3,117,193
Weighted Average Shares - Diluted	16,201,852	15,936,374	16,219,264	15,354,481
Basic net income per share	$5.94	$6.12	$17.31	$7.96
Diluted net income per share	$4.77	$4.92	$13.86	$6.34

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
On February 11, 2022, the Company granted 31,781 restricted shares as a Company-wide grant under the 2016 Plan. The aggregate fair value of the grant was $1.7 million based on the closing share price of $52.32 on February 11, 2022. The shares will vest in equal installments on January 2, 2023, January 2, 2024 and January 2, 2025. Additionally, on March 11, 2022, the Company granted 7,451 shares of fully vested common stock to the non-employee members of the Board of Directors. The aggregate fair value of the director grant was $0.5 million based on the closing share price of $65.88 on March 11, 2022. On April 5, 2022, the Company granted 7,468 restricted shares with 2-year cliff vesting to a member of its senior management team. The aggregate fair value of the grant was $0.5 million based on the closing share price of $63.24 on April 5, 2022. The amortization of the above grants was $0.3 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, which is included in General and administrative expenses in the Condensed Consolidated Statements of Operations.
On March 11, 2022, the Company granted 17,661 shares of time-based RSUs to certain members of its senior management team under the 2016 Plan. The units vest in three equal installments on January 2, 2023, January 2, 2024 and January 2, 2025. The aggregate fair value of these units was $1.2 million based on the closing share price of $65.88 on March 11, 2022. The amortization of the above grant was $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, which is included in General and administrative expenses in the Condensed Consolidated Statements of Operations.
As discussed further below, on March 11, 2022, the Company granted performance-based RSUs to certain members of its senior management team under the 2016 Plan, which are contingent on certain performance criteria. The maximum number of performance-based RSUs that can be earned is 52,982.
17,661 target performance-based RSUs were granted based on earnings per share (“EPS performance”) for the performance period beginning January 1, 2022 and ending December 31, 2022 (with targets set forth during the three months ended March 31, 2022). The RSUs will vest in three substantially equal installments (subject to achievement of performance criteria as of December 31, 2022) with the first installment vesting upon certification by the Compensation Committee and the second and third installments on January 2, 2024 and January 2, 2025, respectively. The total RSUs eligible to vest ranges from zero to 200% of the target number granted based on the EPS performance. The aggregate grant-date fair value of these RSUs was $1.2 million based on the closing share price of $65.88 on March 11, 2022 and assuming the target number is probable of vesting. The EPS performance is considered to be a performance condition under ASC 718, Share based payment awards, and therefore, the stock-based compensation expense is initially recorded based on the probable outcome that the performance condition will be achieved as of the grant date with subsequent adjustments to the probable outcome over time. The ultimate expense recognized is based on the actual performance outcome at the end of the performance period. As of September 30, 2022, the Company estimated that the target (100%) will be met and recorded $0.2 million and $0.4 million of stock-based compensation expense, which is included in General and administrative expenses in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022, respectively.
8,830 performance-based RSUs were granted based on relative total shareholder return (“TSR performance”) for the performance period beginning January 1, 2022 and ending December 31, 2022 (with targets set forth during the three months ended March 31, 2022). These market-based RSUs will vest in three substantially equal installments (subject to achievement of performance criteria as of December 31, 2022) with the first installment vesting upon certification by the Compensation Committee and the second and third installments on January 2, 2024 and January 2, 2025, respectively. The total RSUs eligible to vest ranges from zero to 200% of the target number granted based on the TSR performance. All the vested TSR performance units are subject to a 1-year holding period after vesting. The TSR performance is based on the Company's total shareholder return compared to seven peer companies over the performance period. The TSR performance is calculated based on average daily closing stock price over a 20-trading-day period at each of the beginning and end of the performance period and is adjusted to reflect dividend payments by assuming additional shares are purchased with the dividend payments. The aggregate fair value of the TSR performance awards, which was calculated using a Monte Carlo simulation model, was $0.7 million. The assumptions used in the model were risk-free rate of return of 1.05% based on continuously compounded yield on zero-coupon treasury rates as of March 11, 2022; expected volatility of 54.74% based on 1-year historical daily volatility of the closing share prices for the Company; a dividend yield of 12.45%; and 11.41% discount applied for the 1-year holding period using the Finnerty model. Volatility for each of the peer companies as well as the correlation of returns between each of the companies was also determined as inputs into the Monte Carlo model. The Company recorded $0.1 million and $0.2 million of stock-based compensation expense, which is included in General and administrative expenses in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, stock awards, including RSUs, covering a total of 210,049 and 246,962 shares of the Company’s common stock, respectively, were outstanding under the 2016 Plan. The vesting terms are generally three years from the grant date, or as described above in the March 11, 2022 RSU and director stock grants or the April 5, 2022 stock grant. During the three months ended September 30, 2022, 24,369 restricted stock awards vested of which 10,034 were cancelled as a settlement for the liability relating to tax withholding. The Company is amortizing the grant date fair value of non-vested stock awards to stock-based compensation expense included in General and administrative expenses.
As of December 31, 2021, 47,568 vested stock options were outstanding with exercise prices ranging from $32.97 to $38.92 per share. During the nine months ended September 30, 2022, all 47,568 stock options were exercised. In connection with the exercise, 8,077 shares of common stock were issued and 39,491 stock options were cancelled as a settlement for the liability relating to tax withholding as well as the exercise price owed to the Company.
As of September 30, 2022 and December 31, 2021, there were no unvested options outstanding.
Stock-based compensation expense for all stock awards, units and options included in General and administrative expenses:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock awards/Stock Option Plans	$1,449	$777	$4,542	$2,235
The future compensation cost to be recognized for all the grants for the three months ending December 31, 2022, and the years ending December 31, 2023 and 2024 is expected to be $1.3 million, $2.7 million and $0.8 million, respectively.

Note 12. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Condensed Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$195,030	$86,147	$100,012	$69,928

Restricted cash - current *	—	—	25,558	18,846
Restricted cash - noncurrent *	2,575	75	75	75
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$197,605	$86,222	$125,645	$88,849

*Amounts included in restricted cash posted to secure the letter of credit on our office leases and the cash required to be set aside by the Norwegian Bond Debt, which was repaid on October 18, 2021. Additionally, as of September 30, 2022, there was an amount paid to secure a bank guarantee related to a dispute with a vendor in the normal course of business included with the Restricted cash - noncurrent balance.

Note 13. Subsequent Events

On October 27, 2022, the Company's Board of Directors declared a cash dividend of $1.80 per share to be paid on or about November 23, 2022 to shareholders of record at the close of business on November 15, 2022. The aggregate amount of the dividend is expected to be approximately $23.7 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2021, which were included in our Form 10-K, filed with the SEC on March 14, 2022 (the “Form 10-K”). For further discussion regarding our results of operations for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
Business Overview
Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S. based fully integrated shipowner-operator providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile mid-size drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house such as strategic, commercial, operational, technical, and administrative services, and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain, and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of September 30, 2022, we owned and operated a modern fleet of 52 Supramax/Ultramax dry bulk vessels. We chartered-in five Ultramax vessels which have a remaining lease term of approximately one year each. In addition, the Company charters in third-party vessels on a short to medium term basis.
Our owned fleet totals 52 vessels, with an aggregate carrying capacity of 3.14 million dwt and an average age of 9.9 years as of September 30, 2022.

We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We own each of our vessels through separate wholly-owned Marshall Islands limited liability companies.
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

We continuously evaluate potential transactions that we believe will be accretive to earnings, enhance shareholder value or are in the best interests of the Company, including without limitation, business combinations, the acquisition of vessels or related businesses, repayment or refinancing of existing debt, the issuance of new securities, share and debt repurchases or other transactions.

Business Outlook

COVID-19

In March 2020, the World Health Organization (the “WHO”) declared COVID-19 to be a pandemic. The COVID-19 pandemic has had, and continues to have, widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments have implemented measures in an effort to contain the virus, such as social distancing, mask and vaccine mandates, travel restrictions, COVID testing guidelines and quarantine regulations.

Some of our vessels experienced delays in drydocking as well as an increase in related drydocking costs as a result of protocols regarding COVID-19, as well as limitations in labor. We also experienced loss of revenues due to a number of off-hire days relating to crew changes and quarantine restrictions as a number of our crew members tested positive for COVID-19. Our vessel operating expenses, specifically crew change costs, COVID testing and quarantine related costs, continue to be negatively impacted by COVID-19.

Global economic activity levels as well as the demand for dry bulk cargoes may be negatively impacted by COVID-19. We have instituted measures to reduce the risk of spread of COVID-19 for our crew members on our vessels as well as our onshore offices in Stamford, Connecticut, Singapore, and Copenhagen. However, if the COVID-19 pandemic continues to impact the global economy on a prolonged basis, or if related vaccine availability or efficacy materially decreases, the drybulk market rate environment and our vessel values may deteriorate and our operations and cash flows may be negatively impacted.

The impact of recent developments in Ukraine

In February 2022, as a result of the invasion of Ukraine by Russia, economic sanctions were imposed by the United States, the European Union, the United Kingdom and a number of other countries on Russian financial institutions, businesses and individuals, as well as certain regions within the Donbas region of Ukraine. This conflict has become a multi-month war and humanitarian crisis. While it is difficult to estimate the impact of the war and current or future sanctions on the Company’s business and financial position, these events and related sanctions could adversely impact the Company’s operations. In the near term, we have seen, and expect to continue to see, increased volatility in the region due to these geopolitical events. The Black Sea region is a major export market for grains with the Ukraine and Russia exporting a combined 15% of the global seaborne grain trade. In addition, the volatility of market prices for fuel have increased as a result of related supply disruptions from the war in Ukraine. While uncertainty remains with respect to the ultimate impact of the war, we have seen, and anticipate continuing to see, significant changes in trade flows. A reduction or stoppage of grain out of the Black Sea or cargoes from Russia has, and will continue to, negatively impact the markets in those areas. In addition, increased volatility in fuel prices may increase or decrease the Company’s operations and liquidity. At the same time, we have seen an increase in ton miles as end users find alternative sources for cargo. For more information regarding the risks relating to economic sanctions as a result of Russia’s invasion of Ukraine as well as the impact on retaining and sourcing our crew, see Part I, Item 1A, “Risk Factors” of our Form 10-K.

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
Commercial and Strategic Management
We carry out the commercial and strategic management of our fleet through our indirectly wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We also have offices in Singapore and Copenhagen, Denmark, through which we provide round the clock management services to our owned and chartered-in fleet. We currently have 95 shore-based personnel, including our senior management team and our office staff, who either directly or through these subsidiaries, provide the following services:
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

Results of Operations for the three and nine months ended September 30, 2022:
Fleet Data
We believe that the measures for analyzing future trends in our results of operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Ownership Days	4,831	4,697	14,424	13,407
Chartered-in Days	1,000	563	3,102	1,718
Available Days	5,588	4,931	16,701	14,403
Operating Days	5,574	4,908	16,662	14,308
Fleet Utilization (%)	99.7%	99.5%	99.8%	99.3%
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
•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys and other reasons which prevent the vessel from performing under the relevant charter party such as surveys, medical events, stowaway disembarkation, etc. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. During the nine months ended September 30, 2022, the Company completed drydock for eight vessels.
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
TCE (Non-GAAP Measure)
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

The mix of charters between spot or voyage charters and mid-term time charters also affects revenues. Because the mix between voyage charters and time charters significantly affects shipping revenues and voyage expenses, vessel revenues are benchmarked based on time charter equivalent (“TCE”), which is a non-GAAP measure.

TCE is a non-GAAP financial measure that is commonly used in the shipping industry primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charter hire rates for vessels on voyage charters are generally not expressed in per-day amounts while charter hire rates for vessels on time charters generally are expressed in such amounts. The Company defines TCE as revenues, net less voyage expenses and charter hire expenses, adjusted for realized gains(losses) on FFAs and bunker swaps, the subtotal of which is divided by the number of owned available days. Owned available days is the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. TCE provides additional meaningful information in conjunction with Revenues, net, the most directly comparable GAAP measure, because it assists Company management in making decisions regarding the deployment and use of its vessels and in evaluating their performance. The Company’s calculation of TCE may not be comparable to those reported by other companies. The Company calculates relative performance by comparing TCE against the Baltic Supramax Index (“BSI”) adjusted for commissions and fleet makeup.

The following table represents the reconciliation of TCE, a non-GAAP measure, from Revenues, net as recorded in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021.

(In thousands, except owned available days and TCE)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues, net	$185,313	$183,393	$568,406	$409,816
Less:
Voyage expenses	(40,792)	(30,273)	(120,710)	(81,411)
Charter hire expenses	(19,772)	(10,724)	(63,768)	(25,374)
Reversal of one legacy time charter (1)	—	—	—	(854)
Realized gain/(loss) on FFAs and bunker swaps	4,169	(15,338)	4,764	(21,395)
	$128,918	$127,058	$388,692	$280,782

Owned available days	4,588	4,368	13,599	12,685
TCE	$28,099	$29,088	$28,582	$22,135
(1) Represents revenues, net of voyage and charter hire expenses associated with a 2014 charter-in vessel that is not representative of the Company’s current performance.

Net income
For the three months ended September 30, 2022, the Company reported net income of $77.2 million, or basic and diluted income of $5.94 per share and $4.77 per share, respectively. In the comparable quarter of 2021, the Company reported net income of $78.3 million, or basic and diluted income of $6.12 per share and $4.92 per share, respectively.
For the nine months ended September 30, 2022, the Company reported net income of $224.7 million, or basic and diluted income of $17.31 per share and $13.86 per share, respectively. In the comparable period of 2021, the Company reported net income of $97.4 million, or basic and diluted income of $7.96 per share and $6.34 per share, respectively.
Revenues
Our revenues are derived from time and voyage charters. Net time and voyage charter revenues for the three months ended September 30, 2022 were $185.3 million compared with $183.4 million recorded in the comparable quarter in 2021. Net time and voyage charter revenues increased $21.8 million due to an increase in available days driven by an increase in owned days and chartered-in days, partially offset by a decrease of $19.9 million due to lower charter rates.
Net time and voyage charter revenues for the nine months ended September 30, 2022 and 2021 were $568.4 million and $409.8 million, respectively. Net time and voyage charter revenues increased $80.4 million due to higher charter rates and increased $78.2 million due to an increase in available days driven by increases in owned days and chartered-in days.
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
Voyage expenses for the three months ended September 30, 2022 and 2021 were $40.8 million and $30.3 million, respectively. Voyage expenses increased primarily due to an increase in bunker consumption expense of $10.1 million driven by an increase in bunker fuel prices.
Voyage expenses for the nine months ended September 30, 2022 and 2021 were $120.7 million and $81.4 million, respectively. Voyage expenses increased primarily due to an increase in bunker consumption expense of $29.1 million driven by an increase in bunker fuel prices, an increase in port expenses of $8.5 million driven by an increase in fuel surcharges and cost inflation and an increase in broker commissions of $1.7 million driven by an increase in related revenues.
Vessel operating expenses
Vessel operating expenses for the three months ended September 30, 2022 were $33.1 million compared to $28.1 million in the comparable quarter in 2021. Vessel operating expenses increased primarily due to an increase in repair costs of $3.1 million driven by discretionary upgrades and certain unscheduled necessary repairs, and an increase in crewing costs of $2.1 million driven by crew changes and expenses related to COVID-19 and the war in Ukraine. The ownership days for the three months ended September 30, 2022 and 2021 were 4,831 and 4,697, respectively.
Vessel operating expenses for the nine months ended September 30, 2022 and 2021 were $88.2 million and $73.3 million, respectively. Vessel operating expenses increased primarily due to an increase in crewing costs of $7.8 million driven by crew changes and expenses related to COVID-19 and the war in Ukraine, an increase in the cost of lubes, stores and spares of $3.1 million driven by cost inflation and an increase in repair costs of $2.4 million driven by discretionary upgrades and certain unscheduled necessary repairs. The ownership days for the nine months ended September 30, 2022 and 2021 were 14,424 and 13,407, respectively.
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

Charter hire expenses
The charter hire expenses for the three months ended September 30, 2022 were $19.8 million compared to $10.7 million in the comparable quarter in 2021. Charter hire expenses increased $8.3 million primarily due to an increase in chartered-in days and increased $0.7 million due to an increase in charter hire rates due to improvement in the charter hire market. The total chartered-in days for the three months ended September 30, 2022 were 1,000 compared to 563 for the comparable quarter in the prior year. Between 2017 and 2021, the Company entered into a series of agreements to charter five Ultramax vessels on a long term basis. The minimum chartered-in periods ranged between one and four years with an option to extend the duration between three and 24 months. All five vessels were chartered-in as of September 30, 2022.

The charter hire expenses for the nine months ended September 30, 2022 and 2021 were $63.8 million and $25.4 million, respectively. Charter hire expenses increased $20.4 million primarily due to an increase in chartered-in days and increased $18.0 million due to an increase in charter hire rates due to improvement in the charter hire market. The total chartered-in days for the nine months ended September 30, 2022 and 2021 were 3,102 and 1,718, respectively.
Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2022 and 2021 was $15.4 million and $13.6 million, respectively. Depreciation and amortization for the three months ended September 30, 2022 includes $11.9 million of vessel and other fixed assets depreciation and $3.5 million of deferred drydock costs amortization. Comparable amounts for the three months ended September 30, 2021 were $11.4 million of vessel and other fixed assets depreciation and $2.2 million of deferred drydock costs amortization. Depreciation and amortization increased $1.3 million due to the impact of thirteen drydocks completed since the third quarter of 2021 and increased $0.5 million due to an increase in the cost base of our owned fleet due to the capitalization of BWTS on our vessels and the acquisition of three vessels in the second half of 2021, offset in part by the sale of one vessel in the third quarter of 2022.
Depreciation and amortization for the nine months ended September 30, 2022 and 2021 was $45.2 million and $39.2 million, respectively. Depreciation and amortization for the nine months ended September 30, 2022 includes $35.5 million of vessel and other fixed asset depreciation and $9.7 million of deferred drydock costs amortization. Comparable amounts for the nine months ended September 30, 2021 were $33.0 million of vessel and other fixed asset depreciation and $6.2 million of deferred drydock costs amortization. Depreciation and amortization increased $3.5 million due to the impact of 13 drydocks completed since the third quarter of 2021 and increased $2.6 million due to an increase in the cost base of our owned fleet due to the acquisition of nine vessels in 2021 and the capitalization of BWTS on our vessels, offset in part by the sale of one vessel in the third quarter of 2021 and the sale of one vessel in the third quarter of 2022.
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
General and administrative expenses for the three months ended September 30, 2022 and 2021 were $9.7 million and $7.9 million, respectively. General and administrative expenses include stock-based compensation of $1.4 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. General and administrative expenses increased $0.7 million due to higher stock-based compensation expense and increased $0.5 million due to an increase in compensation and benefits.
General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $29.6 million and $23.6 million, respectively. These general and administrative expenses include stock-based compensation of $4.5 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively. General and administrative expenses increased $2.3 million due to higher stock-based compensation expense, increased $1.7 million due to an increase in compensation and benefits, and increased $1.0 million due to higher professional fees.
Other operating expense
Other operating expense for the three months ended September 30, 2022 and 2021 was $2.5 million and $0.8 million, respectively. Other operating expense for the three months ended September 30, 2022 was primarily comprised of costs associated with a corporate transaction that did not materialize. Other operating expense for the three months ended September 30, 2021 was primarily comprised of costs incurred relating to a 2021 U.S. government investigation into an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The Company posted a surety bond as security for any fines and penalties. Other operating expense consists of expenses incurred relating to this incident, which include legal fees, surety bond expenses, vessel offhire, crew changes and travel costs.
Other operating expense for the nine months ended September 30, 2022 and 2021 was $2.6 million and $2.3 million, respectively. Other operating expense for the nine months ended September 30, 2022 was primarily comprised of costs associated with a corporate transaction that did not materialize. Other operating expense for the nine months ended September 30, 2021 was primarily comprised of costs incurred relating to a 2021 U.S. government investigation into an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The Company posted a surety bond as security for any fines and penalties. Other operating expense consists of expenses incurred relating to this incident, which include legal fees, surety bond expenses, vessel offhire, crew changes and travel costs.
Interest expense
Interest expense for the three months ended September 30, 2022 and 2021 was $4.2 million and $8.5 million, respectively. Interest expense decreased $1.4 million due to lower effective interest rates and decreased $1.4 million due to lower outstanding principal balances, each as a result of the refinancing of the Company’s debt in the fourth quarter of 2021 and decreased $1.4 million due to lower amortization of debt discounts and deferred financing costs primarily as a result of the Company’s adoption of ASU 2020-06.
Interest expense for the nine months ended September 30, 2022 and 2021 was $13.0 million and $25.6 million, respectively. Interest expense decreased $4.6 million due to lower outstanding principal balances and decreased $4.4 million due to lower effective interest rates, each as a result of the refinancing of the Company’s debt in the fourth quarter of 2021 and decreased $3.8 million due to lower amortization of debt discounts and deferred financing costs primarily as a result of the Company’s adoption of ASU 2020-06.

The Company entered into interest rate swaps in October 2021 to fix the interest rate exposure on the Global Ultraco Debt Facility term loan. As a result of these swaps, which average 87 basis points, the Company’s interest rate exposure is fully fixed insulating the Company from the rising interest rate environment.

Amortization of debt issuance costs is included in interest expense. These financing costs relate to costs associated with our various outstanding debt facilities. For the three months ended September 30, 2022 and 2021, the amortization of debt issuance costs was $0.5 million and $2.0 million, respectively. For the nine months ended September 30, 2022 and 2021, the amortization of debt issuance costs was $1.6 million and $5.4 million, respectively. Interest expense for the three and nine months ended September 30, 2021 includes $1.1 million and $3.2 million, respectively, of amortization of the equity component of the Convertible Bond Debt. The Company adopted ASU 2020-06 as of January 1, 2022 under the modified retrospective approach and therefore, as of January 1, 2022, the Convertible Bond Debt no longer requires bifurcation and separate accounting of an equity component. Refer to Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements for further information.

Realized and unrealized (gain)/loss on derivative instruments, net
Realized and unrealized gain on derivative instruments, net for the three months ended September 30, 2022 was $11.3 million compared to a realized and unrealized loss on derivative instruments, net of $9.0 million for the three months ended September 30, 2021. The $11.3 million gain is primarily related to $14.3 million in gains earned on our freight forward agreements as a result of the decrease in charter hire rates during the third quarter, offset by $3.0 million in bunker swap losses for the three months ended September 30, 2022. For the three months ended September 30, 2021, the Company had $9.4 million in losses on our freight forward agreements due to the sharp increase in charter hire rates during the third quarter of 2021, offset by $0.4 million in bunker swap gains.
Realized and unrealized gain on derivative instruments, net for the nine months ended September 30, 2022 was $13.3 million compared to a realized and unrealized loss on derivative instruments, net of $45.6 million for the nine months ended September 30, 2021. The $13.3 million gain is primarily attributable to $9.4 million in gains earned on our freight forward agreements as a result of the decrease in charter hire rates during 2022 and $3.9 million in bunker swap gains for the nine months ended September 30, 2022. For the comparable period in the prior year, the Company had $47.9 million in losses on our freight forward agreements due to the sharp increase in charter hire rates in 2021, offset by $2.3 million in bunker swap gains. Refer to Note 5, Derivative Instruments, to the condensed consolidated financial statements for further information.

Loss on debt extinguishment
Loss on debt extinguishment for the three and nine months ended September 30, 2022 and 2021 was $4.2 million and $0.1 million, respectively. During the three months ended September 30, 2022, the Company repurchased $10.0 million in aggregate principal amount of Convertible Bond Debt for $14.2 million in cash and cancelled the repurchased debt. Accordingly, a $4.2 million loss on debt extinguishment was recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022.
Effects of Inflation
The Company believes that its business benefits during periods of elevated inflation and positive demand growth, as higher charter rates, and net revenues, more than offset increases in costs relating to vessel operating expenses, drydocking, and general and administrative.

Liquidity and Capital Resources

	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021
Net cash provided by operating activities	$242,491	$120,915
Net cash provided by/(used in) investing activities	4,090	(106,767)
Net cash (used in)/provided by financing activities	(135,198)	22,648
Net increase in cash, cash equivalents and restricted cash	111,383	36,796
Cash, cash equivalents and restricted cash at beginning of period	86,222	88,849
Cash, cash equivalents and restricted cash at end of period	$197,605	$125,645
Net cash provided by operating activities during the nine months ended September 30, 2022 and 2021 was $242.5 million and $120.9 million, respectively. The increase in cash flows provided by operating activities resulted primarily from the increase in revenues due to higher charter hire rates.
Net cash provided by investing activities during the nine months ended September 30, 2022 was $4.1 million compared to net cash used in investing activities of $106.8 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company received proceeds from the sale of one vessel for net proceeds of $14.9 million. The proceeds were offset by cash paid totaling $5.7 million for the purchase of ballast water treatment systems on our fleet and the Company paid $4.1 million as an advance for the purchase of one vessel to be delivered in the fourth quarter of 2022. Additionally, the Company paid $0.8 million for vessel improvements and $0.3 million for other fixed assets. Refer to Note 3, Vessels, to the condensed consolidated financial statements for further information.
Net cash used in financing activities during the nine months ended September 30, 2022 was $135.2 million compared to net cash provided by financing activities of $22.6 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company repaid $37.4 million of the Global Ultraco Debt Facility. The Company also paid $81.6 million in dividends, $14.2 million to repurchase a portion of our Convertible Bond Debt, and $2.4 million to settle net share equity awards.
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
Summary of Liquidity and Capital Resources

As of September 30, 2022, our cash and cash equivalents including restricted cash was $197.6 million, compared to $86.2 million at December 31, 2021. The Company had restricted cash of $2.6 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.

In addition, as of September 30, 2022, we had $100.0 million in an undrawn revolver facility available under the Global Ultraco Debt Facility.
As of September 30, 2022, the Company’s debt consisted of the Global Ultraco Debt Facility of $250.2 million, net of $7.2 million of debt issuance costs, and the Convertible Bond Debt of $104.1 million, net of $0.7 million of debt discount and issuance costs. As of September 30, 2022, the Company was in compliance with all applicable financial covenants under the Global Ultraco Debt Facility.
During September 2022, the Company repurchased $10.0 million in aggregate principal amount of Convertible Bond Debt for $14.2 million in cash and cancelled the repurchased debt. The related amount of Convertible Bond Debt was not converted by the holders and no common shares were issued as a result of the repurchase transactions. The related amount of Convertible Bond Debt would have converted into 296,990 common shares (assuming the conversion occurred as of September 30, 2022). From time to time, the Company may, subject to market condition and other factors and to the extent permitted by law, opportunistically repurchase the Convertible Bond Debt in the open market or through privately negotiated transactions.
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
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date of the next scheduled drydocking for those vessels. During the nine months ended September 30, 2022, eight of our vessels completed drydock and we incurred drydocking expenditures of $18.5 million. In the nine months ended September 30, 2021, six of our vessels completed drydock and we incurred drydocking expenditures of $10.7 million.
The following table represents certain information about the estimated costs for anticipated vessel drydockings, ballast water treatment systems, and scrubber installations in the next four quarters, along with the anticipated off-hire days:

		Projected Costs (1) (in millions)
Quarter Ending	Off-hire Days(2)	BWTS	Drydocks	Vessel Upgrades(3)
December 31, 2022	177	$0.3	$1.5	$—
March 31, 2023	233	$0.1	$5.4	$0.4
June 30, 2023	186	$0.7	$3.8	$0.4
September 30, 2023	193	$0.7	$4.0	$0.4

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

Other Contingencies
We refer you to Note 7, Commitments and Contingencies, to the condensed consolidated financial statements for a discussion of our contingencies. If an unfavorable ruling were to occur in these matters, there exists the possibility of a material adverse impact on our business, liquidity, results of operations, financial position and cash flows in the period in which the ruling occurs. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could change in the future.

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
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Controls.
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive income (unaudited) for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
Date: November 7, 2022
By: /s/ Frank De Costanzo
--------------------------------------------------------------------------------
Frank De Costanzo
Chief Financial Officer
(Principal financial officer of the registrant)
Date: November 7, 2022