Form 10-K
period 2022-12-31
Eagle Bulk Shipping Inc.
filed 2023-03-10
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-33831

EAGLE BULK SHIPPING INC.
(Exact name of Registrant as specified in its charter)

Republic of the Marshall Islands	98-0453513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 First Stamford Place, 5th Floor
Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 276–8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EGLE	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was approximately $463,773,478 based on the closing price of $51.88 per share. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain shareholders of the registrant holding above 10% of the outstanding shares of common stock; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 9, 2023, 13,708,637 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference to Part III of this Annual Report on Form 10-K for the registrant’s fiscal year ended December 31, 2022.

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

All dollar amounts are stated in United States (“U.S.”) dollars unless otherwise noted. Certain numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals or percentages may exist due to rounding.

Forward-Looking Statements and Risk Factor Summary

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provided for under these sections. These statements may include words such as “believe,” “estimate,” “project,” “intend,” “expect,” “plan,” “anticipate” and similar expressions in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements reflect management’s current expectations and observations with respect to future events and financial performance.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include market freight rates, which fluctuate based on various economic and market conditions, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the purchase price of our vessels and our vessels’ estimated useful lives and scrap value, general and administrative expenses, and financing costs related to our indebtedness. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. Our business is subject to a number of risks that could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. These risks are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to the following:

•deterioration of the global economic environment;
•volatility of freight rates driven by changes in demand for seaborne transportation of drybulk commodities and in supply of drybulk shipping capacity;
•the impact of measures implemented by governments in response to the COVID-19 pandemic;
•an increase in trade protectionism;
•changes in the economic and political environment in China;
•seasonal fluctuations of the drybulk shipping market;
•over-supply of drybulk carrier capacity driven by levels of newbuilding orders, scrapping rates or fleet utilization;
•impairment charges as a result of declines in freight rates and vessel values;
•a decrease in the market values of our vessels;
•an increase in fuel costs or bunker prices;
•an increase in operating costs driven by inflation;
•costs of compliance with safety and other vessel requirements imposed by classification societies and laws and regulations;

•costs of compliance with laws and regulations, including environmental laws and regulations, as well as any penalties imposed as a result of non-compliance with such laws and regulations;
•costs of operating in warlike and high-risk geographic areas;
•costs of non-compliance with economic sanctions and trade embargo laws and regulations;
•impact of inspection procedures and tighter import and export controls;
•business interruptions from events or circumstances associated with operating ocean-going vessels, including changes in the conditions of our vessels;
•requisitions of our vessels by governments during a period of war;
•costs and reputational harm due to cyber-attacks or other security breaches;
•changes in the global financial markets and their impact on our ability to obtain additional financing;
•risks of default under our loan agreements;
•losses from the use of derivative instruments;
•the transition from the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate to the Secured Overnight Financing Rate (“SOFR”);
•counterparty credit risk on financial institutions that hold our cash and cash equivalents;
•a decrease in spot freight rates and its impact on our profitability;
•costs associated with the acquisition, takeover and operation of secondhand vessels;
•failure of our charterers or other counterparties to meet their obligations under charter agreements or other contracts;
•failure to employ our vessels profitably in the highly-competitive international drybulk shipping industry;
•the impact of the conflict between Russia and Ukraine on our business;
•failure to attract and retain key management personnel;
•increasing costs due to the aging of our fleet;
•costs of non-compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”);
•the impact of technological innovations on our revenues and the value of our vessels;
•any legal proceedings which we may be involved in from time to time; and other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”);
•arrests of our vessels by maritime claimants;
•if we are required to pay tax on U.S. source income or subject to additional taxes as a result of challenges by tax authorities or changes in applicable law;
•if we are treated as a “passive foreign investment company”;
•an inability of our subsidiaries to declare or pay dividends;
•the impact of the corporate laws of the Marshall Islands on our common stock, ability to pay dividends, the responsibilities of our directors and rights of shareholders;
•the fluctuation of the price of our common stock;
•the inactivity of the public market for our common stock;
•certain shareholders owning large portions of our outstanding common stock, which may limit other stockholders’ ability to influence our actions;
•future sales or availability of sale of shares by the Company as well as the effect of the sale of borrowed shares in the open market could cause the market price of our common stock to decline;
•our shareholders are limited in their ability to elect or remove directors and to take action outside of Annual or Special Meetings;
•our shareholders are subject to advance notice requirements for shareholder proposals and director nominations;
•our organizational documents contain super majority provisions; and
•our organizational documents provide that disputes between us and our shareholders shall be subject to the jurisdiction of the U.S. federal courts located in the Southern District of New York.

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

PART I

ITEM 1. BUSINESS

Overview and Recent Developments

The Company is a U.S.-based, fully integrated shipowner-operator, providing global transportation solutions to a diverse group of customers including miners, producers, traders and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile midsize drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house (strategic, commercial, operational, technical, and administrative) and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis.

As of December 31, 2022, our owned fleet totaled 53 vessels, or 3.20 million deadweight ton (“dwt”), with an average age of 9.6 years.

Vessel acquisitions and sales

For the year ended December 31, 2022, the Company executed agreements to acquire two modern, efficient vessels and to sell the oldest vessel in its fleet:

•During the second quarter of 2022, the Company signed a memorandum of agreement to sell the vessel Cardinal (a 2004-built Supramax) for total consideration of $15.8 million. The vessel was delivered to the buyer during the third quarter of 2022. The Company recorded a gain of $9.3 million upon sale of the vessel in the Consolidated Statement of Operations for the year ended December 31, 2022.

•During the third quarter of 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built scrubber-fitted Ultramax bulkcarrier for total consideration of $27.5 million. The vessel was delivered to the Company during the fourth quarter of 2022.

•During the fourth quarter of 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built Ultramax bulkcarrier for total consideration of $24.3 million. The Company paid a deposit of $3.6 million on this vessel as of December 31, 2022. The vessel was delivered to the Company during the first quarter of 2023.

Mission + Vision + Values

MISSION

Providing optimized global transportation of drybulk commodities; delivering superior results for our customers and stakeholders.

VISION

To be the leading integrated shipowner-operator through consistent outperformance and sustainable growth.

VALUES

•PASSION for excellence drives us
•EMPOWERMENT of our people leads to better results
•INTEGRITY defines our culture
•RESPONSIBILITY to safety underpins every decision

•FORWARD THINKING takes us to a more successful tomorrow

Business Strategy

•Focus on the most versatile drybulk vessel segment

We focus on owning and operating vessels within the midsize Supramax/Ultramax segment. We consider this vessel segment to be the most versatile amongst the various drybulk asset classes due to the optimal size and specifications of Supramax/Ultramax ships, which allows us to carry the most diversified cargo mix when compared to other sizes of drybulk carriers. With a size ranging from 50,000 to 65,000 dwt and a length of approximately 200 meters, Supramax/Ultramax vessels are able to accommodate large cargo quantities and call on the majority of ports around the globe. In addition, these vessels are equipped with onboard cranes and grabs, giving them the ability to load and discharge cargoes without the need for shore-based port equipment/infrastructure. We believe the versatility and flexibility of Supramax/Ultramax vessels provide for improved risk-adjusted returns throughout the cycles.

•Employ an active management strategy for fleet trading

We employ an active management strategy for fleet employment with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Through the execution of various commercial strategies employed across our global trading desks in the United States, Europe and Asia, the Company has been able to achieve optimal TCE (as defined herein) results and outperform the relevant market index on a consistent basis.

•Execute on fleet renewal and growth

Since 2016, and through the date of this Annual Report, we have executed on a comprehensive fleet renewal program totaling 55 vessel transactions. We have acquired 33 modern vessels and sold 22 of our oldest and least-efficient vessels. We believe these transactions have vastly improved our fleet makeup, enabling us to generate incremental revenue on a per ship basis; we have been able to maintain our fleet age profile at an optimized level, increase our cargo-carrying capacity per ship and improve our fleet emissions profile (as measured by fuel consumption per dwt).

•Perform technical management in-house

We perform all technical management services relating to vessel maintenance, vessel repairs and crewing.

•Implement a prudent approach to balance sheet management

We believe the long-term success of our Company is contingent on maintaining a prudent approach to balance sheet management, including working capital optimization, diversifying capital sources, lowering cost of capital, limiting interest rate exposure and optimizing the debt profile.

•Emphasize Environmental, Social and Governance (“ESG”) factors

We published our first comprehensive ESG Sustainability Report in 2020. The document was prepared in accordance with the Marine Transportation Framework, established by the Sustainability Accounting Standards Board. Our reports are available for download on our company website. Initiatives we have undertaken include:

Environmental

•Executing on a comprehensive fleet renewal program, acquiring modern efficient vessels and selling older, less efficient ones, which has resulted in an improved fleet makeup and reduced greenhouse gas (“GHG”) emissions on a ton-mile basis.
•Creating a performance department and implementing performance optimization software, which has resulted in improved vessel performance and reduced fuel consumption.
•Applying high-specification hull coatings and installing various energy saving devices to improve vessel performance and reduce fuel consumption.
•Reducing sulfur emissions by approximately 85% by following strategies to comply with the International Maritime Organization’s (“IMO”) fuel sulfur content regulations, which went into effect in January 2020.
•Investigating existing and emerging technologies to reduce GHG emissions including completing our first 100% sustainable biofuel voyage on the M/V Sydney Eagle in 2021 and a subsequent 100% sustainable biofuel voyage on the M/V Stamford Eagle in 2022.
•Embedding a Sustainability-linked feature to our Global Ultraco Debt Facility (as defined herein), which allows the Company to benefit from improved margin pricing on its borrowings, subject to meeting certain performance indicators relating to Fleet Energy Efficiency Operational Indicator (EEOI) Performance and Green Spending.
•Joining the Getting to Zero Coalition, a global alliance of more than 200 companies committed to the decarbonization of deep-sea shipping in line with the IMO GHG emissions reduction strategy and, ultimately, the alignment of shipping emissions with the United Nations Framework Convention on Climate Change Paris Agreement.
•Becoming a signatory to the Sea Cargo Charter, a global framework for aligning chartering activities with responsible environmental behavior in order to promote international shipping’s decarbonization. The Sea Cargo Charter is consistent with the IMO’s ambition for GHG emissions from international shipping to peak as soon as possible and to reduce by at least 50% by 2050 compared to 2008 levels.
•Joining the Mærsk Mc-Kinney Møller Center for Zero Carbon Shipping as Mission Ambassador, which is a not-for-profit, independent research and development center. It works across the shipping sector with industry, academia and authorities to create an overview of viable decarbonization pathways, facilitate the development and implementation of new energy technologies, build confidence in new concepts and their supply chains and accelerate the energy transition by defining and maturing viable strategic pathways.
•Joining other industry leaders in calling on policy makers to prioritize the implementation of a carbon pricing mechanism and dedicated shipping industry decarbonized research and development fund during COP26 held in Glasgow, Scotland.

Social

•Abiding by equal opportunity employer guidelines and promoting diversity in the workforce.
•Recognizing and complying with the Maritime Labor Convention, which was adopted by the International Labor Organization (“ILO”). All of our crew labor contracts are International Transport Workers’ Federation compliant agreements.
•Becoming a signatory to The Neptune Declaration, a global “call to action” initiative to help end the unprecedented crew change crisis affecting the maritime industry as a result of the outbreak of COVID-19 and its impact to worldwide travel.
•Implementing a robust safety management system.
•Volunteering with, and donating to, various local charities and causes.

•Providing paid internship opportunities to university students.

Governance

•Setting up a best-in-class corporate governance structure.
•Combating corruption through strict internal procedures and training, as well as taking part in collective action through our membership in the Maritime Anti-Corruption Network.
•Adopting a comprehensive code of ethics program within the organization that provides ongoing training and robust controls.
•Focusing on highly transparent reporting of sustainability, operating, and financial performance.

Our Fleet

The 53 vessels in our owned fleet as of December 31, 2022 are as follows:

#	Vessel	Dwt (in thousands)	Year Built
1	Antwerp Eagle	63.5	2015
2	Bittern	57.8	2009
3	Canary	57.8	2009
4	Cape Town Eagle	63.7	2015
5	Copenhagen Eagle	63.5	2015
6	Crane	57.8	2010
7	Crested Eagle	56.0	2009
8	Crowned Eagle	55.9	2008
9	Dublin Eagle	63.6	2015
10	Egret Bulker	57.8	2010
11	Fairfield Eagle	63.3	2013
12	Gannet Bulker	57.8	2010
13	Golden Eagle	56.0	2010
14	Grebe Bulker	57.8	2010
15	Greenwich Eagle	63.3	2013
16	Groton Eagle	63.3	2013
17	Hamburg Eagle	63.3	2014
18	Helsinki Eagle	63.6	2015
19	Hong Kong Eagle	63.5	2016
20	Ibis Bulker	57.8	2010
21	Imperial Eagle	56.0	2010
22	Jaeger	52.5	2004
23	Jay	57.8	2010
24	Kingfisher	57.8	2010
25	Madison Eagle	63.3	2013
26	Martin	57.8	2010

27	Montauk Eagle	58.0	2011
28	Mystic Eagle	63.3	2013
29	New London Eagle	63.1	2015
30	Newport Eagle	58.0	2011
31	Nighthawk	57.8	2011
32	Oriole	57.8	2011
33	Oslo Eagle	63.7	2015
34	Owl	57.8	2011
35	Petrel Bulker	57.8	2011
36	Puffin Bulker	57.8	2011
37	Roadrunner Bulker	57.8	2011
38	Rotterdam Eagle	63.6	2017
39	Rowayton Eagle	63.3	2013
40	Sandpiper Bulker	57.8	2011
41	Sankaty Eagle	58.0	2011
42	Santos Eagle	63.5	2015
43	Shanghai Eagle	63.4	2016
44	Singapore Eagle	63.4	2017
45	Southport Eagle	63.3	2013
46	Stamford Eagle	61.5	2016
47	Stellar Eagle	56.0	2009
48	Stockholm Eagle	63.3	2016
49	Stonington Eagle	63.3	2012
50	Sydney Eagle	63.5	2015
51	Tokyo Eagle	61.2	2015
52	Valencia Eagle	63.6	2015
53	Westport Eagle	63.3	2015

Commercial Strategies

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

4)Time Charter-In
This strategy involves us leasing a vessel from a third-party shipowner at a set U.S. dollar per day rate. As referenced above, vessels can be time-chartered in order to cover existing cargo commitments, resulting in a Vessel + Cargo arbitrage. These ships may be chartered-in for periods longer than required for the initial cargo or arbitrage, and can also be chartered-in opportunistically in order to benefit from rate dislocations and to obtain risk-managed exposure to the market overall.

5)Hedging (FFAs)
Forward Freight Agreements (“FFAs”) are cleared financial instruments, which we can use to hedge market freight rate exposure by locking in a fixed rate against the eventual forward market. FFAs are an important tool to manage market risk associated with chartering-in of third-party vessels. FFAs can also be used to lock in revenue streams on owned vessels or against forward cargo commitments the Company may enter into.

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

Additional information regarding the types of charters that we may enter into is as follows:

Types of Charters
Charter Characteristics	Voyage Charter	Time Charter	Index Charter
Typical contract length	Single voyage	One or multiple voyages	Six months or more
Hire rate basis (1)	Per metric ton of cargo loaded	Daily	Linked to BSI
Voyage expenses (2)	We pay	Customer pays	Customer pays
Vessel operating expenses for owned vessels (3)	We pay	We pay	We pay
Charter hire expense for vessels chartered-in	We pay	We pay	We pay
Off-hire (4)	Customer does not pay	Customer does not pay	Customer does not pay

(1)‘Hire rate’ refers to a sum of money paid to the vessel owner by a charterer under a time charter party for the use of a vessel. ‘Freight rate basis’ means the sum of money paid to the vessel owner under a voyage charter or contract of affreightment based on the unit measurement of cargo loaded. ‘BSI’ refers to the “Baltic Supramax Index” and the daily hire rate varies based on the Index. Please refer to the Glossary for further detail on how the BSI is calculated.
(2)Voyage expenses include fuel, port charges, canal tolls and brokerage commissions.
(3)Vessel operating expenses include crewing, repairs and maintenance, insurance, stores, lubes and communication expenses.
(4)‘Off-hire’ refers to the time a vessel is unavailable to perform the service either due to scheduled or unscheduled repairs.

The Company employs its fleet opportunistically in an effort to maximize earnings. The Company enters into charters and is continuously developing contractual relationships directly with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on short-term chartering, the Company consistently monitors the drybulk shipping market and, based on market conditions, will consider entering into long-term time charters if and when appropriate.

The following summary represents the status of employment of our owned fleet as of December 31, 2022, 2021, and 2020:

	December 31, 2022	December 31, 2021	December 31, 2020
Time Charter	55%	53%	40%
Voyage Charter	43%	42%	56%
Shipyard (1)	2%	6%	4%

(1)Vessels in shipyard were undergoing statutory drydock, BWTS installation or other necessary repairs.

In connection with the charters of each of our vessels, unaffiliated third-party ship brokers earn commissions, with the total amount ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter, with the commission rate depending on the number of brokers involved with arranging the relevant charter.

Our Customers

Our customers include some of the world’s leading agricultural, mining, manufacturing and trading companies, as well as smaller, privately owned companies. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We evaluate the counterparty risk of potential customers based on our management’s experience in the shipping industry combined with the additional input of an independent credit risk consultant. In 2022, 2021 and 2020, no customer accounted for more than 10% of our revenue.

Operations

We carry out the commercial, technical and strategic management of our fleet through our wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company which maintains its principal executive offices in Stamford, Connecticut. We also maintain offices in Copenhagen (Denmark) and Singapore.

The two central aspects to the operation of our fleet include:

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

Commercial Management

We perform the commercial management of our fleet, including obtaining employment for our vessels and maintaining relationships with the charterers of our vessels. We have three offices across the globe located in the U.S., Europe and Asia, which allows for 24-hour market coverage. We believe that due to our management team’s experience in operating drybulk vessels, we have access to a broad range of charterers and can employ our fleet efficiently in diverse market conditions allowing us to achieve high utilization rates.

Being an active owner-operator means effectively seeking to operate our own vessels when possible, as compared with time chartering them to other operators, all with a view toward achieving higher-than-market net charter hire income. In doing so, we believe we can take advantage of rapidly changing market conditions and obtain better operational efficiencies from our fleet.

Technical Management

We have established in-house technical management capabilities, through which we provide technical management services to all vessels in our fleet. Technical management includes managing day-to-day operation of the vessel and machinery; performing general maintenance; ensuring regulatory and classification society compliance; supervising the general efficiency of the vessel; arranging the hire of qualified officers and crew; planning, arranging and supervising drydocking and repairs; purchasing supplies, spare parts, lubes and new equipment; and appointing supervisors and technical consultants.

General and Administrative Management

Our business operations include administrative support from Strategic (vessel acquisition and sale), Legal (compliance and insurance), Finance (accounting and treasury), Information Technology and Administrative (executive and human resources) personnel.

Human Capital Management

As of December 31, 2022, we have an aggregate of 96 shore-based personnel employed in our three office locations. We value a diverse workforce and our shore-based personnel are comprised of 27 different nationalities. We are an Equal Opportunity Employer in our hiring and promoting practices, benefits and wages.

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

Seafarers

In addition to our shore-based personnel, we employ approximately 1,000 officers and crew members on our owned fleet. We hire our crew through third-party manning agencies and currently source seafarers from a number of countries, including Ukraine, Russia, the Philippines, Georgia, Bulgaria, Poland, Romania, India and Egypt. The conflict between Russia and Ukraine, and current and future sanctions imposed as a result of it, may adversely affect our ability to hire and/or pay for our crew. In response to this risk, the Company recruited one new third-party manning agency during 2022 and another during 2023 in order to diversify our crew nationality exposure and increase our sourcing from the Philippines.

The third-party crew managers are responsible for the recruitment of crew members with training, licenses and experience appropriate for our vessels. On board, our crews perform most operational and maintenance work and assist in supervising work during cargo operations and at drydock facilities. We often man our vessels with more crew members than are required by the vessel’s Flag State safe manning requirement in order to allow for the performance of routine maintenance duties. All of our crew members are subject to and are paid commensurate with international collective bargaining agreements and, therefore, we do not anticipate any labor disruptions. The international collective bargaining agreements, to which we are a party, are typically renewed for a two-year term.

Human rights, health and safety

For our crew members on our ships, we maintain security measures to ensure well-being and safety on our ships. We developed and implemented a safety management system in compliance with the International Safety Management Code and the International Ship and Port Facility Security Code. All necessary certificates required by the IMO were obtained by our in-house technical managers. We comply with the Maritime Labor Convention adopted by the ILO in 2006 (the “MLC 2006”). The MLC 2006 outlines the minimum requirements for seafarers to work, conditions of employment, facilities while on board and health and welfare protection. The MLC 2006 obliges all ships above 500 gross tons in international trade to have a Maritime Labor Certificate and a Declaration of Maritime Labor Compliance. All our vessels and crew are compliant with the MLC 2006 and we intend to maintain them accordingly.

During the COVID-19 pandemic, government-imposed travel restrictions, which were put in place in order to curtail the spread of the virus, created substantial challenges with respect to being able to effect crew changes and repatriation, and our seafarers sometimes had to work past their contractual employment periods. It has been a strategic priority of ours to relieve our seafarers as close to their contractual due dates as possible and we have successfully managed crew changeovers even in light of evolving travel restrictions in many countries. In order to achieve this result, we had to divert some of our ships and/or incur additional off-hire costs in addition to higher crew change expenses. During the year ended December 31, 2022, we incurred approximately 63 days of additional off-hire related to crew changes. These costs notwithstanding, we believe it is our obligation to our seafarers to ensure their overall health and safety.

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

Environmental and Other Regulations

Government regulation impacts the operation of our vessels. We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may transit or operate relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including required vessel modifications and implementation of certain operating procedures.

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

We believe that the heightening levels of environmental and quality concerns among regulators, charterers and the insurance industry is leading to greater inspection and safety requirements on all vessels, which may accelerate the recycling of older vessels throughout the shipping industry. Increasingly stringent environmental regulations have created a demand for vessels that conform to the most up-to-date environmental standards, whether through retrofitting or new design. We strive to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and adherence to applicable international regulations. We believe that the operation of our vessels is in compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations are subject to change and may impose stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.

International Maritime Organization (IMO)

The International Maritime Organization, the United Nations body for maritime safety and the prevention of pollution by ships, has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 (“MARPOL”). MARPOL has been in effect since October 2, 1983 and has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL sets forth pollution-prevention requirements applicable to different types of vessels and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

In 2013, the Marine Environmental Protection Committee (“MEPC”) was adopted by resolution amendments to MARPOL Annex I Conditional Assessment Scheme (“CAS”). The amendments, which became effective on October 1, 2014, pertain to the inspections of bulkcarriers and tankers and require compliance with the 2011 Enhanced Survey Programme Code, which enhances the programs of inspections. We made the necessary financial expenditures to comply with these amendments.

Air Emissions

Annex VI to MARPOL, which was designed to address air pollution from vessels and which became effective on May 19, 2005, sets limits on sulfur oxide and nitrogen oxide emissions from ships and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also regulates shipboard incineration and the emission of volatile organic compounds from tankers. In addition, Annex VI includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls of sulfur emissions known as Emission Control Areas (“ECAs”), as explained below.

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

We have implemented a comprehensive approach to compliance with IMO sulfur regulations. We believe that fitting scrubbers is the most cost-effective approach to achieve compliance for the majority of the ships in our fleet. As of December 31, 2022, 48 of our 53 vessels were fitted with scrubbers, making us the largest owner of scrubber fitted Supramax/Ultramax vessels in the world. The balance of our fleet complies with the MARPOL Annex VI sulfur limit through consumption of compliant fuels.

Sulfur content standards are stricter within certain ECAs. As of January 1, 2015, ships operating within an ECA may not use fuel with sulfur content in excess of 0.1% unless they are equipped with scrubbers capable of reducing emissions below 0.1%. Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea, the North Sea, certain coastal areas of North America and United States Caribbean area have been designated as ECAs. An ECA covering the Mediterranean Sea will come into effect on May 1, 2025. Ocean-going vessels in these areas will be subject to stringent emissions controls, which may cause us to incur additional costs to procure compliant fuel and/or install scrubbers. If additional ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine engines or port operations by vessels are adopted by the states where our vessels operate, compliance with these regulations could entail additional expenses relating to operation of scrubbers, purchase of compliant fuel or otherwise increase the costs of our operations.

Annex VI also establishes progressive reductions in nitrogen oxide emissions from marine diesel engines installed on ships, with a “Tier II” emission limit for engines installed on a ship constructed on or after January 1, 2011; and a more stringent “Tier III” emission limit for engines installed on a ship constructed on or after January 1, 2016 operating in ECAs.

We believe we are in compliance with all current requirements of Annex VI, but we may incur additional costs to comply with more stringent standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

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

The operation of our ships is also affected by Chapter IX of SOLAS, which sets forth the IMO’s International Management Code for the Safe Operation of Ships and Pollution Prevention (the “ISM Code”). The ISM Code requires shipowners and bareboat charterers to develop and maintain an extensive Safety Management System (“SMS”) that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for emergency response. We rely upon the SMS that we have developed for compliance with the ISM Code. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, all of the vessels in our owned fleet are ISM code-certified.

The ISM Code requires that vessel operators obtain a safety management certificate (“SMC”) for each vessel they operate. This certificate evidences compliance by a vessel’s operators with the ISM Code requirements for a SMS. No vessel can obtain a SMC under the ISM Code unless its manager has been awarded a document of compliance (“DoC”) issued by the vessel’s flag state or by an approved organization on behalf of the flag state. Our in-house technical managers have obtained DoC for all offices and safety management certificates for all of our vessels for which the certificates are required by the IMO, which certificates are renewed as needed.

Pollution Control and Liability Requirements

The IMO has implemented international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (“BWM Convention”) is designed to protect the marine environment from the introduction of non-native (alien) species as a result of the carrying of ships’ ballast water from one place to another. The BWM Convention was adopted in 2004 and became effective on September 8, 2017. The BWM Convention is applicable to new and existing vessels that are designed to carry ballast water. It defines a discharge standard consisting of maximum allowable levels of critical invasive species. This standard is met by installing BWTS that render the invasive species non-viable. In addition, each vessel is required to have on board a valid International Ballast Water Management Certificate, a Ballast Water Management Plan and a Ballast Water Record Book.

Under relevant U.S. federal laws, U.S. Coast Guard (“USCG”) approved BWTS are required to be installed in all vessels at the first out of water drydocking after January 1, 2016 if these vessels are to discharge ballast water inside 12 nautical miles of the coast of the United States. An Alternative Management System (“AMS”) may be installed in lieu of a USCG approved BWTS. An AMS is valid for five years from the date of required compliance with ballast water discharge standards, by which time it must be replaced by an approved system unless the AMS itself achieves approval.

In 2018, the Company entered into a contract for the purchase of BWTS for its owned vessels. As of December 31, 2022, 48 of our owned vessels have BWTS installed. For the year ended December 31, 2022, the Company recorded $8.2 million in Vessels and vessel improvements in the Consolidated Balance Sheet related to the acquisition and installation of BWTS. As of December 31, 2022, the Company made payments of $2.0 million related to BWTS that are expected to be acquired and installed during scheduled drydockings in 2023 and are recorded in Advances for ballast water systems and other assets in the Consolidated Balance Sheet.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage (the “Bunker Convention”) to impose strict liability on shipowners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ships’ bunkers typically is determined by national or other domestic laws in the jurisdiction where the events or damages occur. Our ships carry bunker pollution insurance in excess of the statutory requirements.

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

In March 2021, the U.S. government began investigating an allegation that one of the Company’s vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is ongoing, and although at this time we do not believe that this matter will have a material impact on the Company, our financial condition or results of operations, we cannot determine what penalties, if any, will be imposed. We have posted a surety bond as security for any potential fines, penalties or associated costs that may be incurred, and the Company is cooperating fully with the U.S. government in its investigation of this matter.

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

Non-compliance with the ISM Code or other IMO regulations may subject the shipowner or bareboat charterer to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in some ports. As of the date of this report, each of our vessels is ISM Code certified and it is our intent to maintain ISM code certification. However, there can be no assurance that such certificates will be maintained in the future.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective March 23, 2023, the USCG adjusted the limits of OPA liability for non-tank vessels (e.g. drybulk) to the greater of $1,300 per gross ton or $1,076,000 (subject to periodic adjustment for inflation). These limits of liability may not apply if an incident was caused by the violation of an applicable United States federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly may not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. We have complied with the regulations by providing a certificate of financial responsibility from third party entities that are acceptable to the USCG.

We currently maintain pollution liability coverage insurance in the amount of $1.0 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverages, it could have an adverse effect on our business and results of operation.

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. Also, OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA; some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states which have enacted such legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call. We believe that we are in compliance with all applicable existing state requirements. In addition, we intend to comply with all future applicable state regulations in the ports where our vessels call.

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

The Company also established and received approval for its EU Monitoring, Reporting, Verification (“MRV”) monitoring plans from an independent verifier in 2017. The reporting requirements of the EU MRV are similar to those under IMO DCS but only apply to ships calling at European Economic Area (EU, Norway and Iceland) ports. Data collection takes place on a per voyage basis and started January 1, 2018. The reported CO2 emissions, together with additional data, are independently verified before being sent to a central database managed by the European Maritime Safety Agency (“EMSA”). The aggregated ship emission and efficiency data is published annually by the

European Commission starting June 30, 2019. Also, on July 14, 2021, the European Commission adopted a series of legislative proposals setting out how it intends to achieve climate neutrality in the EU by 2050, including extending its emissions trading system (“ETS”) to the maritime sector. In 2022, the European Parliament (EP), the Council of the European Union and the European Commission reached an agreement on including shipping in the EU’s Emission Trading System (“EU ETS”), beginning in 2024. Subject to final adoption during 2023, the extension of the emissions trading system will cover CO2 emissions from ships above 5,000 gross tonnage. The obligations will be gradually phased in over a three--year period, such that allowances for 100% of verified emissions would not be required for several years. The Company is evaluating the potential impact of shipping’s inclusion in the EU ETS will have on the Company and its operations.

During MEPC 76 in June 2021, the IMO approved amendments to Annex VI to cut the carbon intensity of existing ships. The amendments will require ships to combine a technical and an operational approach to reduce their carbon intensity, in line with the ambition of the Initial IMO GHG Strategy, which aims to reduce carbon intensity of international shipping by 40% by 2030, compared to 2008. The amendments include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”) and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). These amendments entered into force on November 1, 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. The Company has evaluated the impact of EEXI requirements and determined that the majority of our fleet will be minimally impacted with some of the oldest ships requiring the application of an engine power limitation that may reduce operational top speed. The Company is working with Class and Flag to complete the EEXI certification of all vessels by the applicable statutory deadline which is the first periodical survey date for each ship within 2023. EEXI requirements will ultimately lead the oldest ships in the drybulk fleet to slow down significantly which will limit drybulk supply and could positively impact rates. The Company updated its existing SEEMP in 2022 documenting the methodologies we decided to use for complying with the CII requirements. Our updated SEEMPs have been verified by a recognized independent organization and we are collecting all relevant data in our onboard data collection system since the start of 2019. The Company sees limited impact through 2025 by which time the IMO will begin a review of the CII requirements. The most immediate impact of CII requirements coming into effect will likely be the need for increased collaboration between the Company and charterers to actively manage CII scoring against minimum requirements.

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

Furthermore, additional security measures could be required in the future which could have a significant financial impact on us. The USCG regulations, intended to be aligned with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. Our vessels have a valid ISSC and it is our intent to maintain such certificates. We have implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

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

In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). The Company had a different senior management team at the time of the apparent violations which occurred between 2011 and 2014. The Company’s new senior management and new Board of Directors self-reported the apparent violation and cooperated fully with OFAC’s investigation and has since implemented robust remedial measures and significantly enhanced its compliance safeguards.

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
•Intermediate Surveys. Intermediate surveys typically are required two and one-half years after the vessel is commissioned, and thereafter, at five year intervals. The first three intermediate surveys may be conducted while the vessel remains in the water, and thereafter, the vessel must be dry-docked for each Intermediate Survey.
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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies (the “IACS”). In December 2013, the IACS adopted new harmonized Common Structure Rules, which apply to bulkcarriers constructed on or after July 1, 2015. All our vessels must be certified as being “in class” prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not class certified on the date of closing, we have no obligation to take delivery of the vessel. We have all of our vessels and intend to have all vessels that we acquire in the future, classed by IACS members.

Risk of Loss and Liability Insurance

General

The operation of any drybulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of a marine casualty, including oil spills (e.g., fuel oil), other environmental mishaps and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes liability upon owners, operators and demise charterers of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for shipowners and operators trading in the U.S. market.

While we maintain hull and machinery insurance, loss of hire insurance, war risks insurance, protection and indemnity cover and freight, demurrage and defense cover for our owned fleet in amounts that we believe to be prudent to cover normal risks in our operations, we may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life. Furthermore, while we believe that our current insurance coverage is adequate, not all risks can be insured and there can be no guarantee that any specific claim will be paid or that we will always be able to obtain adequate insurance coverage at reasonable rates.

Hull & Machinery and War Risks Insurance

We maintain marine hull, machinery and war risks insurances, which cover the risk of damage or actual or constructive total loss for all of our vessels. Our vessels are each covered up to at least their fair market value with a deductible of $100,000 per vessel per incident.

Protection and Indemnity Insurance Coverage

Protection and Indemnity Insurance is a form of mutual indemnity insurance provided by protection and indemnity associations (“P&I Associations”), which insure our third-party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses resulting from the injury, illness or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution and other related costs, including wreck removal. Subject to the “capping” discussed below except for pollution is unlimited.

Our current Protection and Indemnity Insurance coverage for pollution is $1.0 billion per vessel per incident. The 13 P&I Associations that comprise the International Group of P&I Association insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. As a member of a P&I Association which is a member of the International Group, we are subject to calls payable to the associations based on the Company’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Competition

We compete with a large number of international drybulk owners. The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 2.6%(1) of the on-the-water drybulk fleet, measured by vessel count, as of December 31, 2022. In addition, as of December 31, 2022, there are approximately 13,100 drybulk vessels(1) over 10,000 dwt which total approximately 972 million dwt(1). We compete with other owners of drybulk vessels, primarily in the midsize segment and (to a lesser extent) the Handysize and Panamax segments. Many of our competitors are privately-held companies.

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

(1)Source: Clarksons (February 2023)

Seasonality

Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in freight rates. This seasonality may result in quarter-to-quarter volatility in our operating results for our vessels trading in the spot market. The midsize drybulk market, as measured by the BSI, is typically strongest in the fall (due to both increased North American grain shipments and higher coal purchases for heating fuel ahead of the cold winter months). There is also seasonal volatility in the relative strength of the Atlantic basin as compared to the Pacific basin. From 2016 through 2022, the long-term average market premium in the Atlantic basin was approximately 30%(1). This premium is generally highest in the months of December through February, primarily attributable to a general market slowdown in the weeks leading up to the Lunar New Year and due to an elevated number of newbuild vessels that are typically delivered in January, relative to other months.

(1)Source: Clarksons (February 2023)

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

Tax Considerations

The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to owning common stock by a United States Holder or a Non-United States Holder, (each as defined herein). This discussion does not purport to deal with the tax consequences of owning the common stock to all categories of investors, some of which (such as financial institutions, regulated investment companies, real estate investment trusts, tax-exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in pass-through entities, dealers in securities or currencies, persons required to recognize income for U.S. federal income tax purposes no later than when such income is reported on an “applicable financial statement,” persons subject to the “base erosion and anti-avoidance” tax, persons who own, directly or constructively, 10% or more of our common stock and investors whose functional currency is not the United States dollar) may be subject to special rules. This discussion deals only with holders who own common stock as a capital asset. Shareholders are encouraged to consult their own tax advisors concerning the overall tax consequences arising in their own particular situation under United States federal, state, local or foreign law of the ownership of our common stock.

Marshall Islands Tax Considerations

In the opinion of Seward & Kissel LLP, the following are the material Marshall Islands tax consequences of our activities to us and shareholders of our common stock. We are incorporated in the Marshall Islands. Under current Marshall Islands law, we are not subject to tax on income or capital gains and no Marshall Islands withholding tax will be imposed upon payments of dividends by us to our shareholders.

United States Federal Income Tax Considerations

In the opinion of Seward & Kissel LLP, our United States tax counsel, the following are the material United States federal income tax consequences to us of our activities and to United States Holders and to Non-United States Holders of our common stock. The following discussion of United States federal income tax matters is based on the Internal Revenue Code of 1986, as amended (the “Code”), judicial decisions, administrative pronouncements and existing and proposed regulations issued by the United States Department of the Treasury, all of which are subject to change, possibly with retroactive effect. In addition, the discussion below is based, in part, on the description of our business as described in Item 1. Business in this Annual Report and assumes that we conduct our business as described in that section.

We have made, or will make, special United States federal income tax elections in respect of each of our ship owning or operating subsidiaries that is potentially subject to tax as a result of deriving income attributable to the transportation of cargoes to or from the United States. The effect of the special U.S. tax elections is to ignore or disregard the subsidiaries for which elections have been made as separate taxable entities and to treat them as part of their parent, the “Company.” Therefore, for purposes of the following discussion, the Company, and not the subsidiaries subject to this special election, will be treated as the owner and operator of the vessels and as receiving the income therefrom.

United States Federal Income Taxation of Our Company

Taxation of Operating Income: In General

The Company currently earns, and anticipates that it will continue to earn, substantially all its income from the hiring or leasing of vessels for use on a time or voyage charter basis or from the performance of services directly related to those uses, all of which we refer to as “shipping income.”

Unless exempt from United States federal income taxation under the rules of Section 883 of the Code (“Section 883”), as discussed below, a foreign corporation such as Eagle will be subject to United States federal income taxation on its “shipping income” that is treated as derived from sources within the United States, to which we refer as “United States source shipping income.” For tax purposes, “United States source shipping income” includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.

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

Exemption of Operating Income from United States Federal Income Taxation

Under Section 883 and the regulations thereunder, a foreign corporation will be exempt from United States federal income taxation on its United States source shipping income if:

•it is organized in a qualified foreign country, which is one that grants an “equivalent exemption” from tax to corporations organized in the United States in respect of each category of shipping income for which exemption is being claimed under Section 883 and to which we refer as the “Country of Organization Test”; and
•one of the following tests is met:
◦more than 50% of the value of its shares is beneficially owned, directly or indirectly, by qualified shareholders, which as defined includes individuals who are “residents” of a qualified foreign country, to which we refer as the “50% Ownership Test”;
◦subject to an exception for closely-held corporations, its shares are “primarily and regularly traded on an established securities market” in a qualified foreign country or in the United States, to which we refer as the “Publicly-Traded Test”; or
◦it is a “controlled foreign corporation” and satisfies an ownership test, to which, collectively, we refer to as the “CFC Test.”

The Republic of the Marshall Islands, the jurisdiction where the Company is incorporated, has been officially recognized by the United States Internal Revenue Service (the “IRS”) as a qualified foreign country that grants the requisite “equivalent exemption” from tax in respect of each category of shipping income the Company earns and currently expects to earn in the future. Therefore, the Company will be exempt from United States federal income taxation with respect to its United States source shipping income if it satisfies any one of the 50% Ownership Test, the Publicly-Traded Test, or the CFC Test.

For our 2022 taxable year, we believe that we satisfied the Publicly-Traded Test, as discussed in more detail below. The Company does not currently anticipate a circumstance under which it would be able to satisfy the 50% Ownership Test or the CFC Test.

Publicly-Traded Test

The regulations under Section 883 provide, in pertinent part, that shares of a foreign corporation will be considered to be “primarily traded” on an established securities market in a country if the number of shares of each class of shares that are traded during any taxable year on all established securities markets in that country exceeds the number of shares in each such class that are traded during that year on established securities markets in any other single country. For the 2022 taxable year, the Company’s common stock, which is its sole class of issued and outstanding shares, was “primarily traded” on the Nasdaq Global Select Market.

Under the regulations, the Company’s common stock will be considered to be “regularly traded” on an established securities market if one or more classes of its shares representing more than 50% of its outstanding shares, by both total combined voting power of all classes of shares entitled to vote and total value, are listed on such market, to which we refer as the “listing threshold.” Since our common stock, which is our sole class of issued and outstanding shares, was listed on the Nasdaq Global Select Market, we believe that we satisfy the listing threshold.

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

Notwithstanding the foregoing, the regulations provide, in pertinent part, that a class of shares will not be considered to be “regularly traded” on an established securities market for any taxable year in which 50% or more of the vote and value of the outstanding shares of such class are owned, actually or constructively under specified share attribution rules, on more than half the days during the taxable year by persons who each own 5% or more of the vote and value of such class of outstanding shares, to which we refer as the “5 Percent Override Rule.”

For purposes of being able to determine the persons who actually or constructively own 5% or more of the vote and value of the Company’s common stock (“5% Shareholders”), the regulations permit the Company to rely on those persons that are identified on Schedule 13G and Schedule 13D filings with the SEC, as owning 5% or more of the Company’s common stock. The regulations further provide that an investment company which is registered under the Investment Company Act of 1940, as amended, will not be treated as a 5% Shareholder for such purposes.

In the event the 5 Percent Override Rule is triggered, the regulations provide that the 5 Percent Override Rule will nevertheless not apply if the Company can establish that within the group of 5% Shareholders, there are sufficient qualified shareholders for purposes of Section 883 to preclude non-qualified shareholders in such group from owning 50% or more of the Company's common stock for more than half the number of days during the taxable year, which we refer to as the “5 Percent Override Exception.”

Based on the ownership and trading of our stock in 2022, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2022. Even if we do qualify for the Section 883 exemption in 2022, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company’s United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be “effectively connected” with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company’s shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $4.6 million and $2.7 million for the years ended December 31, 2022 and 2021, respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

To the extent the Company’s United States source shipping income is considered to be “effectively connected” with the conduct of a United States trade or business, as described below, any such “effectively connected” United States source shipping income, net of applicable deductions, would be subject to United States federal income tax, currently imposed at a rate of 21%. In addition, the Company may be subject to the 30% “branch profits” tax on earnings effectively connected with the conduct of such trade or business, as determined after allowance for certain adjustments, and on certain interest paid or deemed paid attributable to the conduct of the Company's United States trade or business.

The Company’s United States source shipping income would be considered “effectively connected” with the conduct of a United States trade or business only if:

•the Company has, or is considered to have, a fixed place of business in the United States involved in the earning of United States source shipping income; and
•substantially all of the Company’s United States source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the United States.

United States Taxation of Gain on Sale of Vessels

Assuming that any decision on a vessel sale is made from and attributable to the United States office of the Company, as we believe likely to be the case as the Company is currently structured, then any gain derived from the sale of any such vessel will be treated as derived from United States sources and subject to United States federal income tax as “effectively connected” income (determined under rules different from those discussed above) under the above described net income tax regime. If the Company were to qualify for exemption from tax under Section 883 in respect of the shipping income derived from the international operation of its vessels, then gain from the sale of any such vessel should likewise be exempt from tax under Section 883.

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

Distributions

Subject to the discussion of passive foreign investment companies below, any distributions made by the Company with respect to its common stock to a United States Holder will generally constitute dividends to the extent of the Company’s current or accumulated earnings and profits, as determined under United States federal income tax principles. Distributions in excess of such earnings and profits will be treated first as a nontaxable return of capital to the extent of the United States Holder’s tax basis in his common stock on a dollar-for-dollar basis and thereafter as capital gain. Because the Company is not a United States corporation, United States Holders that are corporations will not be entitled to claim a dividend received deduction with respect to any distributions they receive from us. Dividends paid with respect to the Company’s common stock will generally be treated as “passive category income” for purposes of computing allowable foreign tax credits for United States foreign tax credit purposes.

Dividends paid on the Company’s common stock to a United States Holder who is an individual, trust or estate (a “United States Non-Corporate Holder”) will generally be treated as “qualified dividend income” that is taxable to such United States Non-Corporate Holder at preferential tax rates provided that (1) the common stock is readily tradable on an established securities market in the United States (such as the New York Stock Exchange on which the Company’s common stock is traded); (2) the Company is not a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year (which we do not believe we have been, are or will be); (3) the United States Non-Corporate Holder has owned the common stock for more than 60 days in the 121-day period beginning 60 days before the date on which the common stock becomes ex-dividend; and (4) the United States Non-Corporate Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property.

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

Special rules may apply to any “extraordinary dividend,” generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder’s adjusted basis in a common share paid by the Company. If the Company pays an “extraordinary dividend” on its common stock that is treated as “qualified dividend income,” then any loss derived by a United States Non-Corporate Holder from the sale or exchange of such common stock will be treated as a long-term capital loss to the extent of such dividend.

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

Passive Foreign Investment Company Status and Significant Tax Consequences

Special United States federal income tax rules apply to a United States Holder that holds shares in a foreign corporation classified as a “passive foreign investment company” for United States federal income tax purposes. In general, the Company will be treated as a passive foreign investment company with respect to a United States Holder if, for any taxable year in which such holder holds the Company’s common stock, either:

•at least 75% of our gross income for such taxable year consists of passive income (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business); or
•at least 50% of the average value of our assets during such taxable year produce, or are held for the production of, passive income

Income earned, or deemed earned, by the Company in connection with the performance of services would not constitute passive income. By contrast, rental income would generally constitute “passive income” unless the Company was treated under specific rules as deriving its rental income in the active conduct of a trade or business.

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

As discussed more fully below, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat the Company as a “Qualified Electing Fund,” which election we refer to as a “QEF election.” As an alternative to making a QEF election, a United States Holder should be able to make a “mark-to-market” election with respect to the Company’s common stock, as discussed below. In addition, if we were to be treated as a passive foreign investment company, a United States holder would be required to file an annual report with the IRS for that year with respect to such holder’s common stock.

Taxation of United States Holders Making a Timely QEF Election

If a United States Holder makes a timely QEF election, which United States Holder we refer to as an “Electing Holder,” the Electing Holder must report for United States federal income tax purposes its pro rata share of the Company’s ordinary earnings and net capital gain, if any, for each taxable year of the Company for which it is a passive foreign investment company that ends with or within the taxable year of the Electing Holder, regardless of whether or not distributions were received from the Company by the Electing Holder. No portion of any such inclusions of ordinary earnings will be treated as “qualified dividend income.” Net capital gain inclusions of United States Non-Corporate Holders would be eligible for preferential capital gains tax rates. The Electing Holder’s adjusted tax basis in the common stock will be increased to reflect taxed but undistributed earnings and profits. Distributions of earnings and profits that had been previously taxed will result in a corresponding reduction in the adjusted tax basis in the common stock and will not be taxed again once distributed. An Electing Holder would not, however, be entitled to a deduction for its pro rata share of any losses that the Company incurs with respect to any year. An Electing Holder would generally recognize capital gain or loss on the sale, exchange or other disposition of the Company’s common stock. A United States Holder would make a timely QEF election for shares of the Company by filing one copy of IRS Form 8621 with his United States federal income tax return for the first year in which he held such shares when the Company was a passive foreign investment company. If the Company were to be treated as a passive foreign investment company for any taxable year, the Company would provide each United States Holder with all necessary information in order to make the QEF election described above.

Taxation of United States Holders Making a “Mark-to-Market” Election

Alternatively, if the Company were to be treated as a passive foreign investment company for any taxable year and, as we anticipate, its shares are treated as “marketable stock”, a United States Holder would be allowed to make a “mark-to-market” election with respect to the Company’s common stock, provided the United States Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury regulations. If that election is made, the United States Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the common stock at the end of the taxable year over such holder’s adjusted tax basis in the common stock. The United States Holder would also be permitted an ordinary loss in respect of the excess, if any, of the United States Holder’s adjusted tax basis in the common stock over its fair market value at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. A United States Holder’s tax basis in his common stock would be adjusted to reflect any such income or loss amount. Gain realized on the sale, exchange or other disposition of the Company’s common stock would be treated as ordinary income and any loss realized on the sale, exchange or other disposition of the Company’s common stock would be treated as ordinary loss to the extent that such loss does not exceed the net mark-to-market gains previously included by the United States Holder. No income inclusions under this election will be treated as “qualified dividend income.”

Taxation of United States Holders Not Making a Timely QEF or Mark-to-Market Election

Finally, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder who does not make either a QEF election or a “mark-to-market” election for that year, whom we refer to as a “Non-Electing Holder” would be subject to special rules with respect to (1) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on the common stock in a taxable year in excess of 125% of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder’s holding period for the common stock) and (2) any gain realized on the sale, exchange or other disposition of the Company’s common stock. Under these special rules:

•the excess distribution or gain would be allocated ratably over the Non-Electing Holder’s aggregate holding period for the common stock;
•the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which the Company was a passive foreign investment company, would be taxed as ordinary income and would not be “qualified dividend income”; and
•the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

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

United States Federal Income Taxation of “Non-United States Holders”

A beneficial owner of common stock (other than a partnership) that is not a United States Holder is referred to herein as a “Non-United States Holder.”

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

Ballast Water Treatment System (BWTS)— A system used to prevent the spread of harmful aquatic organisms from one region to another by minimizing the uptake and/or discharge of sediments and organisms in the water that ships use as ballast to maintain stability. These systems are required on all ships, according to a timetable of implementation, in accordance with the BWM Convention discussed in the Pollution Control and Liability Requirements section above.

Baltic Exchange—Based in London, the Baltic Exchange is a market for the trading and settlement of physical and derivative contracts. The exchange also publishes daily freight market prices and maritime shipping cost indices, including Baltic Dry Index and segment indices for Capesize, Panamax, Supramax and Handysize bulkcarriers.

Baltic Supramax Index (“BSI”) —The BSI is an index published by the Baltic Exchange which tracks the gross time charter spot value for a Supramax vessel. Initiated in 2005, the BSI was originally based on a 52,000 dwt ship of standard design and 6 trade routes across the world. As a result of a trend toward larger ship sizes and changes to trade patterns, this version of the index was discontinued as of January 31, 2019. The updated BSI is now based on a 58,000 dwt, non-scrubber fitted Supramax and 10 trade routes across the world.

Bareboat Charter—Also known as “demise charter.” Contract or hire of a ship under which the shipowner is usually paid a fixed amount of charter hire rate for a certain period of time during which the charterer is responsible for the operating costs and voyage costs of the vessel as well as arranging for crewing. Such owner is known as the bareboat charterer or the demise charterer.

Basic Charter-Free Market Value—Approximate value of a vessel that is in good condition and safely afloat on the basis of a sale for prompt charter-free delivery for cash on normal commercial terms as between a willing buyer and seller as at a point in time.

Bulk Vessels/Carriers—Vessels which are specially designed and built to carry large volumes of cargo in bulk cargo form.

Bunkers—Fuel oil used to power a vessel’s engines. The name is derived from the bins used to store coal onboard when ships were powered by coal. There are three main fuel types currently used on commercial cargo ships. First, High Sulfur Fuel Oil (“HSFO”) is a residual fuel with maximum sulfur content of 3.5%. This was the primary fuel used by commercial shipping prior to implementation of the IMO2020 sulfur regulation and continues to be used by scrubber-fitted ships. Second, Very Low Sulfur Fuel Oil (“VLSFO”) is a fuel with maximum sulfur content of 0.5% and is the primary fuel used by non-scrubber fitted ships starting January 1, 2020. Third, Marine Gas Oil (“MGO”) is a distillate product similar to diesel fuel and has a maximum sulfur content of 0.1%. This fuel type is primarily used in ECA zones.

Capesize—A drybulk carrier in excess of 100,000 dwt.

Carbon Intensity Indicator (“CII”)— A measure of how efficiently a vessel transports cargo, expressed in grams of CO2 emitted per cargo-carrying capacity and nautical mile.

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

Deadweight Ton (dwt)—A unit of a vessel’s capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel’s dwt or total deadweight is the maximum total weight the vessel can carry when loaded to a particular load line.

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

Emission Control Area (ECA)—Designated sea areas in which stricter airborne emissions controls are in place. The IMO has designated ECA zones that cover the Baltic Sea, North Sea, and most of the coastline of U.S., Canada and U.S. Caribbean territory. Ships operating within these zones have a maximum sulfur emissions limit of 0.1%. Beginning in 2025, the Mediterranean Sea will become an ECA.

Gross Ton—Unit of 100 cubic feet or 2.831 cubic meters used in arriving at the calculation of gross tonnage.

Handysize—A drybulk carrier having a carrying capacity of up to approximately 40,000 dwt.

Hull—The shell or body of a vessel.

International Maritime Organization (IMO)—A UN agency that issues international trade standards for shipping.

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

Light Weight Ton (“lwt”)—The actual weight of the ship with no fuel, passengers, cargo, water or stores on board.

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

Scrubber or Exhaust Gas Cleaning System — This equipment is used to remove SOx from ship’s exhaust gas.

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

Technical Management—The management of the operation of a vessel, including physically maintaining the vessel and all of its machinery, maintaining necessary certifications and supplying necessary stores, spares and lubricating oils. Responsibilities also generally include selecting, engaging and training crew and arranging necessary insurance coverage.

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

Available Information

The Company makes available free of charge through its internet website, ir.eagleships.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports including related exhibits and supplemental schedules, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. The information on our website is not incorporated by reference to this Annual Report.

We maintain our principal executive offices at 300 First Stamford Place 5th Floor, Stamford, Connecticut. Our telephone number at that address is (203) 276-8100. Our website address is www.eagleships.com. Information contained on our website does not constitute part of this Annual Report.

ITEM 1A. RISK FACTORS

The Company’s business (including our reputation as a safe and reliable operator), results of operations and earnings, financial condition (including our liquidity and our ability to meet our current and long-term financial obligations), cash flows (including our ability to pay dividends) and stock price can be affected by a number of factors, whether known or unknown, including those described below. When any one or more of these risks occur from time to time, the Company’s business, results of operations, earnings, financial condition and cash flows could be materially and adversely affected and the Company’s stock price could decline.

Macroeconomic and Industry Specific Risk Factors

Deterioration of the global economic environment could have a material adverse effect on our operating results, financial condition, cash flows and stock price.

Demand for seaborne transportation of drybulk commodities is highly correlated to the global macroeconomic landscape. According to the International Monetary Fund (“IMF”), global GDP growth for 2022 is estimated at +3.4% in 2022, down significantly from the multi-year high reached in 2021 of +6.0%. For 2023, the IMF is projecting GDP growth of +2.9%. Monetary and fiscal actions taken by governments and central banks to reduce inflation also reduce economic growth and the impact of these actions, combined with the effects of the conflict between Russia and Ukraine and the lingering COVID-19 pandemic all weigh heavily on the global economic outlook.

If global economic conditions deteriorate, our results of operations, financial condition, cash flows and stock price could be materially and adversely impacted in one or more of the following ways:

•A decrease in drybulk shipping demand could reduce freight rates, which could materially and adversely affect our results of operations and cash flows. Employing our fleet below breakeven levels for a prolonged period of time could adversely affect our ability to meet certain financial obligations, including the payment of interest and principal on our debt, causing potential financial covenant breaches under our existing debt agreements.
•Charterers could fail to meet their obligations under existing time charter or voyage charter agreements, which could materially and adversely affect our financial position, results of operations and cash flows.
•A decrease in drybulk shipping demand could reduce the market value of drybulk carriers, which could materially and adversely affect our financial condition and results of operations, our ability to maintain compliance with certain covenants under our current debt agreements and our ability to obtain additional financing, including the refinancing of our existing long-term debt.

There can be no assurance as to the sustainability of future global economic growth.

Freight rates for drybulk carriers are volatile and could decrease significantly, which could have a material adverse effect on our operating results, financial condition, cash flows and stock price.

The drybulk shipping industry is cyclical with high volatility in freight rates, which have a direct impact on the Company’s profitability and cash flows. The degree of freight rate volatility among different types of drybulk carriers has varied widely. The Baltic Supramax Index (BSI), a daily average of charter rates for key drybulk routes published by the Baltic Exchange, which tracks the gross time charter spot value for a Supramax vessel, is based on a 58,000 dwt, non-scrubber fitted Supramax and 10 trade routes across the world, and has been published, under its current definition, since July 31, 2015. From July, 31, 2016 (i.e., one year after the inception of the current BSI index) through December 31, 2022, the trailing twelve-month average of the BSI has ranged from $5,617(1) to $29,955(1) and averaged $13,057(1) over the entire period. For the year ended December 31, 2022, the BSI averaged $22,152(1).

Fluctuations in freight rates are primarily attributable to changes in the demand for seaborne transportation of drybulk commodities and the supply of vessel capacity. The factors that affect the balance of these supply and demand factors are outside of our control and are inherently unpredictable.

Factors that may influence the demand for seaborne transportation of drybulk commodities include:

•supply of and demand for energy resources, commodities, consumer and industrial products;
•changes in the exploration or production volume of energy resources, commodities, consumer and industrial products;
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
•currency exchange rates.

Factors that may influence the supply of drybulk shipping capacity include:

•the number of newbuilding orders and the timing of deliveries (including slippage in deliveries);
•the scrapping rate of vessels;
•the number of vessels that are out of service (e.g., laid-up, drydocked, awaiting repairs or otherwise not available for hire);
•the impact of weather patterns on vessel scheduling;
•port and canal congestion;
•the speed of vessel operation;
•the number of shipyards and ability of shipyards to deliver, drydock or repair vessels;
•availability of financing for new vessels;
•vessel casualties;
•changes in national or international regulations that may effectively change the carrying capacity of vessels or cause early obsolescence of vessels; and
•changes in environmental and other regulations that may impact the useful lives of vessels.

Since we primarily charter our vessels in the spot market, we are exposed to the cyclicality and volatility of the spot market. Spot freight rates may fluctuate significantly based upon available charters and the supply of and demand for seaborne shipping capacity, and we may be unable to keep our vessels fully employed at any point in time in the spot market. Freight rates available in the spot market may also be insufficient to enable our vessels to operate profitably. As a result, fluctuations in freight rates may have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

(1)Source: Clarksons (February 2023)

Measures implemented by governments of various countries in response to the COVID-19 pandemic could have a material adverse impact on our operating results, financial condition, cash flows and stock price.

COVID-19 continues to impact global economies and the trade routes in which we operate, the way we conduct our business and the business of our charterers. In response to the COVID-19 pandemic, governments of various countries have implemented certain measures to protect their citizens from exposure and mitigate the spread of COVID-19. These measures include, but are not limited to, lockdowns, quarantine regulations and other emergency health policies.

As a result of these measures, the Company experienced delays in operations due to port restrictions and additional protocols. Travel restrictions imposed at various ports impeded our crew rotation plans during the year. We experienced disruptions to our normal vessel operations and incurred additional costs and lost revenue from off-hire time due to route deviations to allow for crew changes and quarantine restrictions as a number of our crew members tested positive for COVID-19 during 2022. We experienced delays in drydocking, vessel repairs and BWTS installations as a result of quarantine and other regulations as well as limitations of shipyard labor. Given the dynamic nature of the COVID-19 pandemic and policies and procedures implemented throughout the world in response to it, the severity and duration of business disruptions and the related financial impact on our business is inherently uncertain. Sustained protection and mitigation measures related to the COVID-19 pandemic could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

An increase in trade protectionism globally or by certain countries could have an adverse effect on our charterers’ business and, in turn, could have a material adverse impact on our operating results, financial condition, cash flows and stock price.

National governments have utilized and may continue to utilize tariffs, export controls or other trade barriers to protect their domestic industries and economic interests. Trade protectionism, or the threat of protectionist actions, could adversely affect global economic conditions and international trade. For example, trade protectionism could increase (i) the cost of goods exported from or imported into a particular country or region, (ii) the length of time required to transport goods internationally and (iii) risks associated with transporting goods internationally. These factors could adversely impact the quantities and costs of goods transported internationally, which could have an adverse effect on our charterers’ business, and therefore, could adversely impact the demand for seaborne transportation of drybulk commodities.

Changes in the economic and political environment in China and policies adopted by the Chinese government to regulate its economy could have a material adverse effect on our operating results, financial condition, cash flows and stock price.

China is a significant source of global shipping demand for drybulk commodities and our vessels transport goods into and out of Chinese ports for the benefit of charterers across a number of industries. A deterioration in the economic fundamentals for this nation could adversely affect shipping demand, and therefore, freight rates. During 2022, lockdowns in China under its zero-COVID policy had a negative impact on its economy and the Chinese property sector, which represents one-fifth of the economic activity in China, weakened. A worsening of the Chinese property sector could adversely affect the Chinese banking sector, which could exert downward pressure on overall economic growth in China. A decrease in the level of China’s imports or exports of drybulk commodities could have an adverse effect on our charterers’ business and, in turn, could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

The drybulk shipping market is subject to seasonal fluctuations, which could materially and adversely affect our operating results, financial condition, cash flows and stock price.

Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in freight rates. This seasonality may result in quarter-to-quarter volatility in our operating results for our vessels trading in the spot market. The midsize drybulk market, as measured by the BSI, is typically strongest in the fall (due to both increased North American grain shipments and higher coal purchases for heating fuel ahead of the cold winter months). There is also seasonal volatility in the relative strength of the Atlantic basin as compared to the Pacific basin. From 2016 through 2022, the long-term average market premium in the Atlantic basin was approximately 30%(1). This premium is generally highest in the months of December through February, primarily attributable to a general market slowdown in the weeks leading up to the Lunar New Year and due to an elevated number of newbuild vessels that are typically delivered in January, relative to other months. To the extent that we must enter into a new charter or renew an existing charter for a vessel in our fleet during a time when seasonal variations have reduced prevailing freight rates, our results of operations, financial condition, cash flows and stock price may be adversely affected.

(1)Source: Clarksons (February 2023)

An over-supply of drybulk carrier capacity across the industry could depress market freight rates, which could limit our ability to operate our drybulk carriers profitably.

In addition to prevailing and anticipated market freight rates, factors that affect the rate of newbuilding, scrapping and laying-up of vessels include newbuilding prices, secondhand vessel values in relation to scrap prices, costs of bunkers and other operating costs, costs associated with classification society surveys, normal maintenance costs, insurance coverage costs, the efficiency and age profile of the existing drybulk fleet in the market, and government and industry regulation of maritime transportation practices, particularly environmental protection laws and regulations. These factors are outside of our control and we may not be able to correctly assess and respond to the nature, timing and degree of changes in these factors.

Although global drybulk supply growth rates are expected to remain low over the next two years, as a result of a relatively small number of newbuilding orders placed over the past three years and uncertainties relating to future regulations around decarbonization, an increase in overall drybulk carrier supply or an increase in newbuilding ordering levels could have an adverse effect on freight rates, and accordingly, a material adverse effect on our results of operations, financial condition, cash flows and stock price.

Declines in freight rates and vessel values could cause us to incur impairment charges.

Our owned vessels are the most valuable assets on our balance sheet. We evaluate our vessels for impairment annually, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The recoverable amount of a vessel is based on a projection of future cash flows and is significantly impacted by freight rates and estimated costs of operations.

A decline in freight rates, or an increase in the costs of operating our vessels could cause us to incur impairment charges, which could have a material adverse effect on our results of operations and stock price.

The market values of our vessels are volatile and may decline which could limit the amount of funds that we can borrow or cause us to breach certain financial covenants under our Global Ultraco Debt Facility.

As of December 31, 2022, the fair market values of our owned vessels were higher than their respective carrying values; however, the fair market values of drybulk vessels may be impacted by a number of factors, which include, but are not limited to:

•prevailing market freight rates;
•general economic and market conditions affecting the drybulk shipping industry;
•the type, size and age of a vessel;
•the supply of and demand for drybulk carriers;
•the relative cost of other modes of transportation;
•the cost of new buildings;

•governmental or other regulations; and
•the need to upgrade secondhand and previously owned vessels as a result of charterer requirements, technological advances in vessel design or equipment or otherwise.

A decline in the market values of our vessels could cause us to breach one or more covenants under the Global Ultraco Debt Facility, which would allow for the potential acceleration of amounts due under the Global Ultraco Debt Facility, which could have a material adverse effect on our financial condition, cash flows and stock price. Such a decline in the market values of our vessels could also reduce the proceeds received from the future sale of a vessel or the amount of funds able to borrowed in the future under terms that are acceptable to the Company. See Note 7, Debt, to our consolidated financial statements for additional information on covenants under the Global Ultraco Debt Facility.

Fuel cost, or bunker prices, could materially and adversely affect our operating results, financial condition, cash flows and stock price.

Fuel is a significant expense in our shipping operations when vessels are under voyage charter. In addition, while we generally do not bear the cost of fuel for vessels operating on time charters, the cost of fuel is a significant factor in negotiating charter rates. The price of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. For example, the volatility of market prices for fuel has increased as a result of supply disruptions from the conflict between Russia and Ukraine. As a result, an increase in the price of fuel may have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

Inflation could materially and adversely affect our operating results, financial condition, cash flows and stock price.

Inflation could adversely affect our operating results by increasing the costs of labor and materials needed to operate our business. During 2022, we have experienced increased costs for crew, spares and stores and the costs of services integral to the operations of our vessels, which we currently expect to continue into 2023. We may be unable to offset the increasing costs of our operations through increased shipping rates, which could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

Compliance with safety and other vessel requirements imposed by classification societies could be costly and could materially and adversely affect our business, operating results, financial condition, cash flows and stock price.

The hull and machinery of every commercial vessel must be certified by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the vessel’s country of registry and SOLAS.

A vessel must undergo annual surveys, intermediate surveys and special surveys. A vessel must also be drydocked every two and a half to five years, depending on its age, for inspection of its underwater parts.

Compliance with current and future safety and other requirements imposed by vessel classification societies may cause us to incur significant additional costs and lost revenue from off-hire time. Compliance may include meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. If any of the Company’s owned vessels does not maintain its class or fails any annual, intermediate or special survey, that vessel will be unable to trade between ports until the issues that led to the failure are rectified. Accordingly, the vessel would be unemployable and could become uninsurable for a period of time, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

We are subject to complex laws and regulations, including environmental regulations that could materially and adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels operate or are registered, which can significantly affect the ownership and operation of our vessels. We are also required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to our operations. These regulations include, but are not limited to, OPA, CERCLA, the CAA, the CWA, the MTSA, requirements of the USCG and the EPA and regulations of the IMO, including MARPOL, as from time to time amended including designation of ECAs thereunder, SOLAS, as from time to time amended, the ISM Code, the LL Convention, the Bunker Convention and EU regulations. Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or operational changes and may affect the fair market value or useful lives of our vessels. We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions, the management of ballast and bilge waters, restrictions on the discharge of wash water from and the use of open loop scrubbers, elimination of tin-based paint, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents. In addition, we may not be able to obtain any or all permits, licenses and certificates, in a timely manner or at all, currently required to permit our vessels to operate. These costs or potential business interruptions could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations, which could have a material adverse effect on our business, results of operations, financial condition, cash flows or stock price.

Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA, for example, owners, operators and bareboat charterers are strictly, and jointly and severally, liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. An oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages under other federal, state and local laws, as well as third-party damages. We are required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. Although we have arranged insurance to cover certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information regarding the environmental regulations affecting our operations and matters related to the Company’s compliance with such regulations, see Item 1. Business and Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere herein.

Operating in warlike and high-risk geographic areas could have a material adverse effect on our business, operating results, financial condition, cash flows and stock price.

Acts of piracy and the risk of loss due to war, terrorism, military tensions and other hostilities have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, the Gulf of Guinea and the Gulf of Aden. Although the frequency of hostile events and sea piracy worldwide has decreased from 2014 to 2022, such incidents continue to occur, with drybulk carriers and tankers particularly vulnerable to such attacks. From 2020 to 2022, the Company experienced two acts of piracy on our vessels which were resolved peacefully and without significant losses to the Company and with no loss of life, or personal injury, to our crew members. If acts of piracy or other hostilities continue to occur in regions that are characterized as “war risk” zones, or Joint War Committee “war and strikes” listed areas, our insurance costs could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs and other costs for the employment of onboard security guards could increase. If our vessels were seized and detained as a result of such events, while we believe the charterer remains liable for charter payments, the charterer may dispute this and withhold charter hire payment until the vessel is released. A charterer may also claim that a seized vessel was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter party, a claim that we would dispute. Losses from such incidents in excess of our insurance coverages or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, results of operations, financial condition, cash flows and stock price.

If our vessels call on ports located in countries or territories that are subject to comprehensive sanctions imposed by the UN, the United States, the EU or other relevant authorities, or if we are found to be in violation of such sanctions, our business, operating results, financial condition, cash flows, stock price and market for our common stock could be materially and adversely affected.

As the Company has U.S. and EU incorporated entities, we are subject to U.S. and EU economic sanctions and trade embargo laws and regulations as well as equivalent economic sanctions laws of other relevant jurisdictions in connection with our activities. The laws and regulations of these different jurisdictions vary in their application and do not all apply to the same covered persons or proscribe the same activities. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time and the lists of persons and entities designated under these laws and regulations are amended frequently. Moreover, most sanctions regimes provide that entities owned or controlled by the persons or entities designated in such lists are also subject to sanctions. The U.S. and EU have enacted new sanctions programs in recent years. Additional countries or territories, as well as additional persons or entities within or affiliated with those countries or territories, have been, and in the future could be, the target of sanctions.

As a result of the conflict between Russia and Ukraine, the U.S., EU and United Kingdom, together with numerous other countries, have imposed significant sanctions on persons and entities associated with Russia and Belarus, as well as comprehensive sanctions on certain areas within the Donbas region of Ukraine and such sanctions apply to entities owned or controlled by such designated persons or entities. These sanctions could adversely affect our ability to operate in the region, restrict parties whose cargo we may carry and restrict the entities that we may use to hire and/or pay our Ukrainian and Russian crew.

In recent years, multilateral international sanctions targeting Iran have restricted and/or prohibited us and our charterers from engaging in Iran-related activities, including calling on ports in Iran. The United States continues to maintain comprehensive sanctions on Iran that generally prohibit persons and companies in the United States, as well as U.S. persons and persons owned or controlled by U.S. persons, wherever located, from engaging in nearly all Iran-related activity. In addition, following the U.S. withdrawal from the Joint Comprehensive Plan of Action (“JCPOA”), the U.S. re-imposed all of its previously-lifted sanctions that target non-U.S. companies for engaging in certain activities with Iran, including those related to Iran’s energy, shipping, shipbuilding and insurance sectors and has issued additional sanctions targeting other sectors of the Iranian economy. On the other hand, the EU has stayed in the JCPOA and maintained the lifting of nearly all of its sanctions targeting Iran, except for targeted asset freezes and travel bans against certain Iranian individuals and entities and restrictions on activities related to the military, nuclear proliferation and human rights abuses. The EU and Germany also have blocking rules in place intended to protect the interests of EU persons against the extraterritorial application of U.S. sanctions against Iran and Cuba.

Sanctions and trade embargo laws and regulations are generally subject to strict liability. Although we intend to maintain compliance with all applicable economic sanctions and trade embargo laws and regulations, there can be no assurance that, notwithstanding our compliance safeguards, we will not be found in the future to have been in violation, particularly as the sanctions and embargo laws and regulations are amended, the scope of certain laws and regulations may be unclear and the laws and regulations are subject to discretionary interpretations by regulators that may change over time. Further, charterers or other counterparties may violate provisions in contracts with us, or legal restrictions relating to sanctions. Any such violation could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price, including that any such violation could result in substantial fines or other civil and/or criminal penalties and could severely impact our ability to access U.S. capital markets and conduct our business. Additionally, our reputation and the market for our securities may be adversely affected and/or some investors may decide to divest their interest, or not to invest, in the Company if we engage in activities in countries subject to sanctions, such as entering into permissible charters or engaging in permissible operations with individuals or entities in or associated with those countries. The determination by these investors and/or lenders not to invest in, or to divest from, our common shares may adversely affect the price at which our common shares trade. Furthermore, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

We are subject to international safety regulations and the failure to comply with these regulations could subject us to increased liability, adversely affect our insurance coverage and could result in a denial of access to, or detention in, certain ports.

The operation of our vessels is affected by the requirements set forth in the ISM Code. The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. Each of the vessels that has been delivered to us is ISM Code-certified and we expect that any vessel that we agree to purchase will be ISM Code-certified when delivered to us. However, increased liability, decreased or invalidated insurance coverage or port restrictions as a result of failure to comply with the ISM Code could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

Increased inspection procedures and tighter import and export controls could materially and adversely affect our business, operating results, financial condition, cash flows and stock price.

International shipping industries are subject to various security and customs inspection and related procedures in countries of origin and destination and at trans-shipment points. Inspection procedures may result in the seizure of contents of our vessels, delays in the loading, offloading, trans-shipment or delivery and the levying of customs duties, fines or other penalties against us.

Changes to inspection procedures could impose additional financial and legal obligations on us, could impose additional costs and obligations on our customers and could, in certain cases, render the shipment of certain types of cargo uneconomical or impractical. Any such changes or developments could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

Our business may be interrupted by events or circumstances associated with operating ocean-going vessels, which could materially and adversely affect our business and reputation.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, adverse weather conditions, mechanical failures, human error, environmental accidents, or other catastrophic events, including war, terrorism and piracy. In addition, transporting cargoes across a wide variety of international jurisdictions can be adversely impacted by political circumstances in foreign countries, labor strikes and boycotts and the potential for government expropriation of our vessels.

In the event of a casualty to a vessel or other catastrophic event, we will rely on our insurance to pay the insured value of the vessel or the damages incurred. We have procured hull and machinery insurance, Protection and Indemnity Insurance (including pollution insurance) and war risk insurance for our fleet. We have also purchased insurance against loss of hire, which covers business interruptions that result from the loss of use of a vessel. Currently, the amount of coverage for liability for pollution, spillage and leakage available to us on commercially reasonable terms through P&I Associations and providers of excess coverage is $1.0 billion per vessel per occurrence.

By their nature, drybulk cargoes are often heavy, dense, easily shifted and react badly to water exposure. In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold) and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach to the sea. Hull breaches in drybulk carriers may lead to the flooding of the vessels’ holds and exposed cargoes may become so dense and waterlogged that its pressure may buckle the vessel’s bulkheads leading to a vessel casualty.

These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, delay or rerouting and may harm our reputation as a safe and reliable vessel owner and operator. If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and may be substantial. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located to our vessels’ positions.

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

We cannot assure you that we will be adequately insured against all risks or that we will be able to obtain adequate insurance coverage at reasonable rates for our vessels in the future. For example, in the past, more stringent environmental regulations have led to increased costs for, and in the future may result in the lack of availability of, insurance against risks of environmental damage or pollution. Any significant loss or liability for which we are not insured could have a material adverse effect on our financial condition, cash flows and stock price.

The loss of earnings as a result of insufficient insurance coverage and while an impacted vessel is being repaired and repositioned, as well as the actual cost of repairs could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

Governments could requisition our vessels during a period of war or emergency, which could materially and adversely affect our operating results, financial condition, cash flows and stock price.

A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at unilateral charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment could be uncertain and may not be commensurate with current freight rates. Government requisition of one or more of our vessels could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

Cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business.

Our systems are vulnerable to cyber security risks and we are subject to potential disruption caused by such activities. Companies such as ours are subject to cyber-attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption and theft of company property. To the best of our knowledge, to date, such activities have not resulted in material disruptions to our operations, loss of assets or a material breach of any security or confidential information. However, no assurance can be provided that such disruptions, losses or breaches will not occur in the future. Additionally, any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, penalties, ongoing expenses related to client credit monitoring and support and other expenses, any of which could have a material adverse effect on our business, earnings, financial condition, cash flows and stock price. While we have deployed resources that are responsible for maintaining appropriate levels of cyber-security and while we utilize third party technology products and services to help identify, protect and remediate our information technology systems and infrastructure against security breaches and cyber-incidents, our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other bad actors or breaches caused by employee error, malfeasance, or other disruptions.

Financial Risk Factors

The state of the global financial markets could adversely impact our ability to obtain additional financing, including the refinancing of our Global Ultraco Debt Facility and Convertible Bond Debt, on acceptable terms, restricting us from being able to operate or expand our business.

Global financial markets, as well as benchmark interest rates, are volatile and access to debt and equity capital may become more expensive or restrictive in the future. There can be no assurance that additional financing will be available if, and when, needed. There can also be no assurance that we will be able to refinance our Global Ultraco Debt Facility and Convertible Bond Debt, if we so choose, on acceptable terms or at all, prior to or upon maturity. If additional financing is not available when needed, or is available only on unfavorable terms, we may not be able to meet our obligations as they come due, which could have a material adverse effect on our financial condition, cash flows and stock price, nor be able to grow our business. For more information on our debt facilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Note 7, Debt, to the consolidated financial statements included elsewhere herein.

We have outstanding indebtedness, and if we default under our loan agreements, our lenders may act to accelerate our outstanding indebtedness, which could adversely affect our business.

At December 31, 2022, the Company’s aggregate principal amount of debt outstanding was $341.9 million, of which $49.8 million is shown in the current portion of long-term debt.

As described under Note 7, Debt, to the consolidated financial statements included elsewhere herein, the obligations under these agreements are secured by collateral, contain a number of operating restrictions, covenants and events of default and a breach of any of the covenants could result in an event of default under one or more of these agreements, including as a result of cross default provisions.

The use of derivative instruments could result in losses.

We utilize derivative instruments to economically hedge our exposure to the charter market by providing for the purchase or sale of a contracted charter rate along a specified route and period of time. Upon settlement, if the contracted charter rate is less than the average of the rates, as reported by an identified index, for the specified route and period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum.

We also utilize interest rate swaps to effectively convert a portion of our debt from a floating to a fixed-rate basis. Under these contracts, exclusive of applicable margins, we pay fixed rate interest and receive floating-rate interest amounts based on a benchmark interest rate.

If our hedging strategies are not effective, we may incur substantial losses, which could have a material adverse effect on our earnings, financial condition, cash flows and stock price.

The transition from LIBOR to SOFR could adversely affect our interest costs.

The ICE Benchmark Administration, the administrator of LIBOR, has announced that the publication of the principal tenors of U.S. dollar LIBOR will cease after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is in the process of introducing and implementing a new reference rate, SOFR. Each of the Global Ultraco Debt Facility and our outstanding interest rate swap agreements address benchmark transition from LIBOR to SOFR and we expect to effect the transition during 2023. SOFR, or another alternative reference rate, may be more volatile than LIBOR or may not attain sufficient market acceptance, which could cause volatility in pricing of securities, derivatives and other financial instruments and could have a material adverse impact on our earnings, financial condition, cash flows and stock price.

We currently maintain our cash and cash equivalents with eight financial institutions, which exposes us to counterparty credit risk.

We currently maintain our cash and cash equivalents with eight financial institutions. Our cash balances at certain of these institutions are in excess of insurance limits and may not be recoverable in the event of counterparty default. Losses as a result of counterparty default could have a material adverse effect on our earnings, financial condition, cash flows and stock price.

Company Specific Risk Factors

We are dependent on the spot freight market and any decrease in future market freight rates may materially and adversely affect our operating results, financial condition, cash flows and stock price.

In 2022, the 53 vessels in our owned fleet were primarily employed for charters less than one year in duration, which exposed us to fluctuations in the spot freight market. Historically, the drybulk market is highly competitive and volatile as a result of the many conditions and factors that can affect the price, supply and demand for drybulk capacity and the spot freight market is expected to continue to be so. There have been periods during which time charter and spot freight rates for drybulk carriers have declined below our per-day level of vessel operating costs.

If we are required to charter our vessels at a time when freight rates are below our “break-even” rates, we may have to accept reduced and potentially unprofitable rates or we may not be able to secure employment for our vessels at all. If we are unable to secure profitable employment for our vessels, we may decide to lay-up some or all of our vessels until such time that freight rates become attractive again. During a lay-up period, we would continue to incur certain vessel operating expenditures, such as insurance and maintenance costs. Additionally, before exiting lay-up, we would incur reactivation costs for any vessel to regain its operational condition. Furthermore, as freight rates for spot charters are generally fixed for a single voyage, which may last up to several weeks, during periods in which spot freight rates are rising, we will generally experience delays in realizing the benefits from such increases. Each of these risks could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

Acquiring, taking-over and operating secondhand vessels could result in increased operating costs and reduced fleet utilization.

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

In addition, if we expand our fleet through vessel acquisition, we will need to recruit additional suitable seafarers and may need to recruit additional suitable shore-side administrative and management personnel. We cannot guarantee that we will be able to hire suitable employees and if we or our crewing agents encounter business or financial difficulties, we may not be able to adequately staff our vessels.

The costs of purchasing and operating secondhand vessels could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

We are subject to certain risks with respect to our counterparties on contracts, and failure of such counterparties to meet their obligations could materially and adversely affect our business, operating results, financial condition, cash flows and stock price.

We have entered into and may enter into in the future, among other things, charter agreements with our customers. We depend on our charter agreements for substantially all of our revenues and some of our charterers are privately owned companies for which limited credit and financial information is available to us in making our assessment of counterparty risk. The ability and willingness of each of our counterparties to perform its obligations under a contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the drybulk shipping industry, the overall financial condition of the counterparty, freight rates received for specific types of vessels and the supply and demand for commodities such as iron ore, coal, grain, and other minor bulks. If a charterer fails to meet its obligations under an agreement with us, or if a charterer attempts to renegotiate a charter agreement, we could sustain significant losses which could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers. For the years ended December 31, 2022, 2021 and 2020, the Company had no charterers which individually accounted for more than 10% of the Company’s revenues.

In the highly competitive drybulk shipping industry, we may not be able to compete for charters with new entrants or established companies with greater resources, and as a result, we may be unable to employ our vessels profitably.

Our vessels are employed in a highly-competitive, capital-intensive and highly-fragmented market. Competition arises primarily from other vessel owners, some of whom have substantially greater resources than we do. Competition for the transportation of drybulk cargo by sea is intense and depends on price, location, size, age, condition and the acceptability of the vessel and its operators to the charterers. Due in part to the highly fragmented market, competitors with greater resources could enter the drybulk shipping industry and operate larger fleets through consolidations or acquisitions and may be able to offer lower freight rates or higher quality vessels than we are able to offer. If we are unable to successfully compete with other drybulk shipping companies, our business, results of operations, financial condition, cash flows and stock price could be materially adversely impacted.

The conflict between Russia and Ukraine may impact our ability to retain and source crew, and in turn, could materially and adversely affect our operating results.

We have relationships with Ukrainian and Russian manning agencies which procure some of our crews. The conflict between Russia and Ukraine may impact our ability to continue to source and retain crew from these countries. In addition, as new persons and entities may become subject to sanctions as a result of this conflict, these sanctions could adversely restrict the entities that we may use to hire and/or pay our Russian crew. Although we have relationships with manning agencies outside of the Ukraine and Russia, including in Asia, if we are not able to procure Ukrainian and Russian crews in the future, we may experience operational delays and loss of earnings for our vessels until new or replacement crews are sourced. We may also incur increased travel expenses to repatriate Russian and Ukrainian crew members on board our vessels, as well as to expatriate crew members sourced from other regions. The cost of employing crew members may rise if the available supply of Russian and Ukrainian crew is diminished, which may have a material adverse effect on our results of operations, cash flows and stock price.

We may be unable to attract and retain key management personnel and other employees, which could materially and adversely impact our business, operating results, financial condition, cash flows and stock price.

Our success depends to a significant extent upon the abilities and efforts of our management team. Our future success will depend upon our ability to retain key members of our management team and to hire new members as may be desirable. The loss of any of these individuals could have a material adverse effect on our business, results of operations and stock price. Difficulty in hiring and retaining replacement personnel could have a similar effect. We do not maintain “key man” life insurance on any of our officers.

The aging of our fleet may result in increased operating costs in the future, which could materially and adversely affect our operating results, financial condition, cash flows and stock price.

In general, the cost of maintaining a vessel in good operating condition increases with the age of the vessel. Older vessels are typically less fuel efficient and more expensive to maintain than more recently-constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Regulations and safety or other standards related to the age of vessels may require us to install new equipment, perform alterations or drydock vessels more frequently and may restrict the type of activities in which our vessels may engage, each of which could increase our operating costs and reduce our profitability. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives. The aging of our fleet could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

Failure to comply with the FCPA or other applicable anti-corruption laws could result in fines, criminal penalties, and a material adverse effect on our business, operating results, financial condition, cash flows and stock price.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of business conduct and ethics which is consistent and in full compliance with the FCPA. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and/or agents may take actions determined to be in violation of applicable anti-corruption laws, including the FCPA. Any such violation could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price. Further, any such violation could severely impact our ability to access U.S. capital markets and conduct our business and could result in some investors and/or lenders deciding, or being required, to divest their interest, or not to invest, in us or lend to us. The determination by these investors and/or lenders not to invest in, or to divest from, our common shares may adversely affect the price at which our common shares trade. Any such violation could also result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and could have a material adverse effect on our business, results of operations financial condition, cash flows and stock price. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Technological innovation could reduce our revenues and the value of our vessels.

Freight rates and the value and operational life of a vessel are determined by a number of factors including the vessel’s efficiency, operational flexibility and useful life. Efficiency is driven by speed, fuel economy and the ability to efficiently and effectively load and discharge cargo. Flexibility is driven by the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel’s useful life is driven by its original design and construction, its maintenance and the impact of the stress of operations. If newly-built drybulk carriers are more efficient, flexible or have longer physical lives than our vessels, our ability to profitably employ our vessels could be adversely impacted, which could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

We may be subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

We may be, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties and other litigation that arises in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter and the ultimate outcome of any litigation or the potential costs to resolve them may have a material adverse effect on us. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent which could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

Arrests of our vessels by maritime claimants could cause a significant loss of earnings for the related off-hire period.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by “arresting” or “attaching” a vessel through foreclosure proceedings. In addition, in jurisdictions where the “sister ship” theory of liability applies, a claimant may arrest the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. In countries with “sister ship” liability laws, claims might be asserted against us or any of our vessels for liabilities of other vessels that we own. The arrest or attachment of one or more of our vessels could result in a significant off-hire period, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

We may have to pay tax on United States source income, which could reduce our earnings.

Under the United States Internal Revenue Code of 1986, as amended (the “Code”), 50% of the gross shipping income of a vessel owning or chartering corporation, such as ourselves and our subsidiaries, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as United States source shipping income and such income is subject to a 4% United States federal income tax without allowance for any deductions, unless that corporation qualifies for exemption from tax under Section 883 of the Code and the Treasury regulations promulgated thereunder.

We believe that we qualify for this statutory tax exemption for our 2022 taxable year and we intend to take this position for U.S. federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to U.S. federal income tax on our U.S. source income. Therefore, we can give no assurances on our tax-exempt status. If we are not entitled to exemption under Section 883 of the Code for any taxable year, we could be subject for those years to an effective 2% U.S. federal income tax on the gross shipping income we derive during the year that are attributable to the transport of cargoes to or from the United States. The imposition of this tax could have a material adverse effect on our earnings, financial condition, cash flows and stock price. For more information, see Item 1. Business - United States Federal Income Taxation of Our Company.

United States tax authorities could treat us as a “passive foreign investment company,” which could have a material adverse United States federal income tax consequences to United States holders.

A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for United States federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” United States shareholders of a PFIC are subject to a disadvantageous United States federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Based on our current method of operation, we do not believe that we have been, are or will be a PFIC with respect to any taxable year. In this regard, we intend to treat the gross income we derive or are deemed to derive from our time and voyage chartering activities as services income, rather than rental income. Accordingly, we believe that our income from our time and voyage chartering activities does not constitute “passive income” and the assets that we own and operate in connection with the production of that income do not constitute passive assets.

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

We may be subject to additional taxes, including as a result of challenges by tax authorities or changes in applicable law, which could materially and adversely impact our business and earnings.

We are subject to tax in certain jurisdictions in which we are organized, own assets or have operations. In computing our tax obligations in these jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing authorities. We cannot assure you that, upon review of these positions, the applicable authorities will agree with our positions. A successful challenge by a tax authority, or a change in applicable law, could result in additional tax imposed on us, including interest and penalties, which could have a material adverse effect on our earnings, financial condition, cash flows and stock price.

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy certain of our financial obligations and to make dividend payments.

We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to satisfy our financial obligations and to make dividend payments in the future depends on our subsidiaries and their ability to distribute funds to us. If we are unable to obtain funds from our subsidiaries, we may be unable to satisfy certain of our financial obligations or our board of directors may exercise its discretion not to declare or pay dividends. We do not intend to obtain funds from other sources to pay dividends.

In addition, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in our existing debt agreements and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company’s earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it.

We are incorporated in the Marshall Islands, the laws of which may restrict our ability to make dividend payments.

The laws of the Marshall Islands generally prohibit the payment of dividends other than from surplus (retained earnings and the excess of consideration received for the sale of shares above the par value of the shares) or while a company is insolvent or would be rendered insolvent by the payment of such a dividend. We may not have sufficient surplus in the future to pay dividends and our subsidiaries may not have sufficient funds or surplus to make distributions to us. We can give no assurance that dividends will be paid at all in the future.

We conduct business in China, where the legal system has inherent uncertainties that could limit the legal protections available to us.

Some of our vessels may be chartered to Chinese customers or from time to time on our charterers’ instructions, our vessels may call on Chinese ports. Such charters and any additional charters that we enter into may be subject to new regulations in China that may require us to incur new or additional compliance or other administrative costs and may require that we pay to the Chinese government new taxes or other fees. Changes in laws and regulations, including with regards to tax matters, and their implementation by local authorities could affect our vessels chartered to Chinese customers as well as our vessels calling to Chinese ports and could have a material adverse impact on our business, results of operations, financial condition, cash flows and stock price.

Risks Relating to Our Common Stock

We are incorporated in the Marshall Islands, which does not have a well-developed body of corporate law.

Our corporate affairs are governed by our Third Amended and Restated Articles of Incorporation (as amended, the “Corporate Charter”) and Second Amended and Restated By-laws (the “Bylaws”) and by the Marshall Islands Business Corporations Act (the “BCA”). The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the laws of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in the United States. The rights of shareholders of companies incorporated in the Marshall Islands may differ from the rights of shareholders of companies incorporated in the United States. While the BCA provides that it is to be interpreted according to the laws of the State of Delaware and other states with substantially similar legislative provisions, there have been few, if any, court cases interpreting the BCA in the Marshall Islands and we cannot predict whether Marshall Islands courts would reach the same conclusions as United States courts. Thus, you may have more difficulty in protecting your interests in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction which has developed a relatively more substantial body of case law.

The market price of our common shares has fluctuated and may continue to fluctuate in the future.

The market price of our common shares has fluctuated since we became a public company and may continue to do so. In addition, the market price of shares of common stock of companies in the drybulk shipping industry, as a whole, may also be volatile. The market price of our common shares may be influenced by many factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•differences in our operating results from those expected by investors or analysts;
•perceived future prospects of the Company, our competition, our industry or seaborne transportation industries in general;

•announcements concerning the Company or our competitors related to significant contracts, commitments or contingencies;
•mergers or strategic alliances in our industry;
•casualties (e.g., terrorism, piracy, or other catastrophic events);
•market conditions in our industry;
•general economic and regulatory trends;
•future sales of our common shares or other securities; and
•fluctuations in and the general state of the securities market.

These factors could cause the market price of our common shares to decline, regardless of our operating performance and as a result of these and other factors, you may not be able to resell shares at or above the price you paid for such shares.

The public market for our common shares may not be active and liquid enough for you to resell our common shares in the future.

Although our common stock is listed on the New York Stock Exchange, periods of volatility in the market for our common stock could have an adverse effect on the market price or liquidity of our common shares and could impact your ability to resell your shares quickly, at market price, or above the price you paid for such shares.

Certain shareholders own large portions of our outstanding common stock, which may limit other shareholders’ ability to influence our actions.

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

The effect of the sale of any borrowed shares, which sales, if any, may be made to facilitate transactions by which investors in our Convertible Bond Debt may hedge their investments, could cause the market price of our common stock to decline.

We have been advised that certain holders of our Convertible Bond Debt may sell borrowed shares of our common stock and use the resulting short position to establish or maintain their hedge with respect to their investments in our Convertible Bond Debt. The existence of the Share Lending Agreement (as defined herein) and the short sales of our common stock effected in connection therewith could cause the market price of our common stock to be lower over the term of the Share Lending Agreement than it would have been had we not entered into such an agreement, due to the effect of the increase in the number of our outstanding shares of common stock being traded in the market or otherwise.

Future issuances, sales, or availability for sale, of common stock could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, including sales by any selling shareholder or sales pursuant to our ATM Offering (as defined herein), or the perception that large sales could occur could cause the market price of our common stock to decline. Such future sales, or perception thereof, could also impact our ability to raise capital through future offerings of equity or equity-linked securities. From time to time, we may issue additional shares in connection with the acquisition of vessels.

If we elect to deliver shares of common stock to holders of our Convertible Bond Debt at maturity or upon the holder’s exercise of the conversion option prior to maturity, the ownership interests of existing stockholders would be diluted. Any sales in the public market of our common stock so issued could adversely affect prevailing market prices of our common stock. In addition, the existence of our Convertible Bond Debt and its potential dilutive effect of conversion may encourage short selling of our common stock by market participants, which could cause the market price of our common stock to decline.

Our shareholders are limited in their ability to elect or remove directors.

The Corporate Charter prohibits cumulative voting in the election of directors. The Bylaws require parties other than the board of directors to give advance written notice of nominations for the election of directors. The Corporate Charter also provides that directors may only be removed for cause upon the affirmative vote of a majority of the outstanding shares of capital stock entitled to vote for the election of directors. Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board of directors for any reason may only be filled by a majority of the directors then in office, even if less than a quorum exists.

Our shareholders may take action only at Annual or Special Meetings.

The Corporate Charter and the Bylaws provide that any action required or permitted to be taken by shareholders must be effected at a duly called annual or special meeting of shareholders. Except as otherwise mandated by law, shareholders may not act by written consent.

Under the Bylaws, annual shareholder meetings will be held at a time and place selected by the board of directors. The meetings may be held in or outside of the Marshall Islands. These provisions may impede shareholders’ ability to take actions with respect to the Company that they deem appropriate or advisable.

The Corporate Charter and the Bylaws provide that, except as otherwise required by law, special meetings of shareholders may be called at any time only by (i) the lead director (if any), (ii) the chairman of the board of directors, (iii) the board of directors pursuant to a resolution duly adopted by a majority of the board stating the purpose or purposes thereof, or (iv) any one or more shareholders who beneficially owns, in the aggregate, 15% or more of the aggregate voting power of all then-outstanding shares of Voting Stock. The notice of any such special meeting is to include the purpose or purposes thereof, and the business transacted at the special meeting is limited to the purpose or purposes stated in the notice (or any supplement thereto). These provisions may impede the ability of shareholders to bring matters before a special meeting of shareholders.

The board of directors may set a record date between 15 and 60 days before the date of any meeting to determine the shareholders that will be eligible to receive notice and vote at the meeting.

Our shareholders are subject to advance notice requirements for shareholder proposals and director nominations.

The Bylaws provide that shareholders seeking to nominate candidates for election as directors or to bring business before an annual meeting of shareholders must provide timely notice of their proposal in writing to the corporate secretary. To be timely, a shareholder’s notice will have to be received at the Company’s principal executive offices not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the shareholder must be received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever occurs first, in order for such notice by a shareholder to be timely. The Bylaws also specify requirements as to the form and content of a shareholder’s notice. These advance notice requirements, particularly the 60 to 90 day requirement, may impede shareholders’ ability to bring matters before an annual meeting of shareholders or make nominations for directors at an annual meeting of shareholders.

Certain super majority provisions in our organizational documents may discourage, delay or prevent changes to such documents.

The Corporate Charter provides that a two-thirds vote is required to amend or repeal certain provisions of the Corporate Charter and Bylaws, including those provisions relating to: the number and election of directors; filling of board vacancies; resignations and removals of directors; director liability and indemnification of directors; the power of shareholders to call special meetings; advance notice of director nominations and shareholders proposals; and amendments to the Corporate Charter and Bylaws. These super majority provisions may discourage, delay or prevent changes to the Corporate Charter or Bylaws.

The Corporate Charter provides that the U.S. federal courts located in the Southern District of New York or, if such courts lack jurisdiction, the state courts of the State of New York, shall be the sole and exclusive forum for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

The Corporate Charter provides that, unless the Company consents in writing to the selection of an alternative forum, the U.S. federal courts located in the Southern District of New York or, if such court lacks jurisdiction, the state courts of the State of New York, shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of a breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s shareholders, (c) any action asserting a claim arising pursuant to any provision of the BCA or (d) any action asserting a claim governed by the internal affairs doctrine. This forum selection provision could apply to actions brought under provisions of the federal securities laws, including the Securities Act and Exchange Act. The forum selection provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

The Company may not achieve the intended benefits of having a forum selection provision if it is found to be unenforceable.

The Corporate Charter includes a forum selection provision as described above. However, the enforceability of similar forum selection provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that in connection with any action a court could find the forum selection provision contained in the Corporate Charter to be inapplicable or unenforceable in such action. If a court were to find the forum selection provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease office space at 300 First Stamford Place, Stamford, Connecticut 06902. In addition, we lease offices in Singapore and Copenhagen, Denmark. Our interests in our drybulk vessels are our only material properties. See Item 1. Business — Our Fleet for additional information regarding our fleet of owned vessels.

ITEM 3. LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies, to the Company’s consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data of this Form 10-K, for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Shareholders

The trading market for shares of our common stock is the New York Stock Exchange, on which our shares are quoted under the symbol “EGLE.” Our common stock traded on the Nasdaq Global Select Market under the symbol “EGLE” until January 3, 2023. On January 4, 2023, we transferred the listing of our common stock to the New York Stock Exchange, which continues to trade under the symbol “EGLE.”

On March 9, 2023, the closing sale price of our common stock, as reported on the New York Stock Exchange, was $50.33 per share.

As of March 9, 2023, there were 132 shareholders of record.

Payment of Dividends to Shareholders

During 2021, the Company adopted a dividend policy which targets a minimum dividend of 30% of its net income, but not less than $0.10 per share, subject to approval from its board of directors.

We expect to continue paying cash dividends on a quarterly basis; however, in the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the Company’s debt facilities and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company’s earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company’s growth strategy, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends for additional information regarding dividends paid to shareholders.

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Eagle Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from December 31, 2017 to December 31, 2022. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The Eagle Peer Group Index is a self-constructed peer group that consists of the following direct competitors: Diana Shipping Inc., Genco Shipping & Trading Limited, Golden Ocean Group Limited, Pacific Basin Shipping Limited, Pangaea Logistics Solutions, Ltd., Safe Bulkers, Inc. and Star Bulk Carriers Corp. The common shares of Diana Shipping Inc., Genco Shipping & Trading Limited and Safe Bulkers, Inc. each trade on the New York Stock Exchange. The common shares of Golden Ocean Group Limited and Star Bulk Carriers Corp. each trade on The Nasdaq Global Select Market. The common shares of Pangaea Logistics Solutions, Ltd. trade on The Nasdaq Stock Market LLC. The common shares of Pacific Basin Shipping Limited trade on the Stock Exchange of Hong Kong Limited.

Price information for Pacific Basin Shipping Limited was translated from Hong Kong dollars into U.S. dollars at an exchange rate of 0.1282 to one.

	As of December 31,
	2017	2018	2019	2020	2021	2022
EGLE	$100.00	$102.90	$102.68	$60.59	$152.28	$192.15
Russel 2000 Index	$100.00	$87.82	$108.66	$128.61	$146.23	$114.70
Eagle Peer Group Index	$100.00	$75.09	$82.75	$65.78	$146.18	$169.01

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8. Financial Statements and Supplementary Data and the risk factors identified in Item 1A. Risk Factors of this Annual Report. For further discussion regarding our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 14, 2022.

General Overview

The Company is a U.S.-based, fully integrated, shipowner-operator, providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end-users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, Eagle focuses exclusively on the versatile midsize drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house (strategic, commercial, operational, technical and administrative) and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products.

As of December 31, 2022, our owned fleet totaled 53 vessels, or 3.20 million dwt, with an average age of 9.6 years. In addition, as of December 31, 2022, we had chartered-in five Ultramax vessels on a long-term charter-in basis, each with a remaining lease term of less than one year. The Company also charters-in third-party vessels on a short-to medium-term basis.

Reverse Stock Split

Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.01 per share. Proportional adjustments were made to the Company’s issued and outstanding common stock, the exercise price and number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references to common stock and all per share data contained in this Annual Report have been retrospectively adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.

Financing

On October 1, 2021, Eagle Bulk Ultraco LLC (“Eagle Ultraco”), a wholly-owned subsidiary of the Company, along with certain of its vessel-owning subsidiaries, as guarantors, entered into a new senior secured credit facility (the “Global Ultraco Debt Facility”) with the lenders party thereto (the “Lenders”) Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), Skandinaviska Enskilda Banken AB (PUBL), Danish Ship Finance A/S, Nordea Bank ABP, Filial I Norge, DNB Markets Inc., Deutsche Bank AG and ING Bank N.V., London Branch. The Global Ultraco Debt Facility provides for an aggregate principal amount of $400.0 million, which consists of (i) a term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Facility”) to be used for refinancing the outstanding debt including accrued interest and commitment fees under the Holdco Revolving Credit Facility, New

Ultraco Debt Facility and Norwegian Bond Debt (collectively, the “Previous Debt Facilities”), which are discussed below and for general corporate purposes. The Company paid fees of $5.8 million to the Lenders in connection with the transaction.

The Global Ultraco Debt Facility has a maturity date of five years from the date of borrowing on the Term Facility, which is October 1, 2026. Outstanding borrowings bear interest at a rate of LIBOR plus 2.10% to 2.80% per annum, depending on certain metrics such as the Company’s financial leverage ratio and meeting sustainability linked criteria. Repayments of $12.45 million are due quarterly beginning on December 15, 2021, with a final balloon payment of all outstanding principal and accrued interest due upon maturity. The loan is repayable in whole or in part without premium or penalty prior to the maturity date subject to certain requirements stipulated in the Global Ultraco Debt Facility. Commitment fees accrue at a rate per annum equal to 40% of the higher of (i) the Applicable Margin (as defined within the Global Ultraco Debt Facility) and (ii) 2.45% on the undrawn portion of the Revolving Facility.

The Global Ultraco Debt Facility is secured by 49 of the Company’s vessels. The Global Ultraco Debt Facility contains certain standard affirmative and negative covenants along with financial covenants. The financial covenants include: (i) a minimum consolidated liquidity based on the greater of (a) $0.6 million per vessel owned directly or indirectly by the Company or (b) 7.5% of the Company’s total debt; (ii) a debt to capitalization ratio not greater than 0.60:1.00; (iii) maintaining positive working capital and (iv) a ratio of the fair market value of encumbered vessels to the aggregate principal amount outstanding under the Global Ultraco Debt Facility of at least 1.40. As of December 31, 2022, the Company was in compliance with all applicable financial covenants under the Global Ultraco Debt Facility.

Pursuant to the Global Ultraco Debt Facility, the Company borrowed $350.0 million and together with cash on hand repaid the outstanding debt, accrued interest and commitment fees under the Holdco Revolving Credit Facility and New Ultraco Debt Facility. Concurrently, the Company issued a 10 day call notice to redeem the outstanding bonds under the Norwegian Bond Debt (as defined herein). Additionally, in October 2021, the Company entered into four interest rate swaps for the notional amount of $300.0 million of the Term Facility under the Global Ultraco Debt Facility at a fixed interest rate ranging between 0.83% and 1.06% to hedge the LIBOR-based floating interest rate (see Note 8, Derivative Instruments, for additional details).

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

On March 26, 2021, Eagle Bulk Holdco LLC (“Holdco”), a wholly-owned subsidiary of the Company entered into a Credit Agreement ("Holdco Revolving Credit Facility”) made by and among (i) Holdco, as borrower, (ii) the Company and certain wholly-owned vessel-owning subsidiaries of Holdco, as joint and several guarantors, (iii) the banks and financial institutions named therein as lenders (together with their successors and assigns, the “RCF Lenders”), (iv) Crédit Agricole and Nordea Bank ABP, New York Branch, as mandated lead arrangers and (v) Crédit Agricole, as arranger, facility agent and security trustee for the RCF Lenders. Pursuant to the Holdco Revolving Credit Facility, the RCF lenders agreed to make available an aggregate principal amount of up to the lesser of (a) $35,000,000 and (b) 65% of the Fair Market Value of the initial vessels, as specified within the credit agreement. Borrowings under the Holdco Revolving Credit Facility, which were repaid in full on October 1, 2021, bore interest at a rate of 2.4% plus LIBOR for the relevant interest period.

The following are certain significant events with respect to our vessels that occurred during 2022:

During the second quarter of 2022, the Company signed a memorandum of agreement to sell the vessel Cardinal (a 2004-built Supramax) for total consideration of $15.8 million. The vessel was delivered to the buyer during the third quarter of 2022. The Company recorded a gain of $9.3 million upon sale of the vessel in the Consolidated Statement of Operations for the year ended December 31, 2022.

During the third quarter of 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built scrubber-fitted Ultramax bulkcarrier for total consideration of $27.5 million. The vessel was delivered to the Company during the fourth quarter of 2022.

During the fourth quarter of 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built Ultramax bulkcarrier for total consideration of $24.3 million. The Company paid a deposit of $3.6 million on this vessel as of December 31, 2022. The vessel was delivered to the Company during the first quarter of 2023.

Business Strategy and Outlook:

We believe our strong balance sheet allows us the flexibility to opportunistically make investments in the drybulk segment that will drive shareholder growth. In order to accomplish this, we intend to:

•Maintain a highly efficient and quality fleet in the drybulk segment;
•Maintain a revenue strategy that seeks to optimize TCE results in any rate environment;
•Maintain a cost structure that allows us to be competitive in all economic cycles without sacrificing safety and maintenance;
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

(2)An active owner-operator model where we seek to operate our own fleet and develop contractual relationships with cargo interests. These relationships and the related cargo contracts have the dual benefit of providing greater operational efficiencies and act as a balance to the Company’s naturally long position to the market. Notwithstanding the focus on short-term chartering, we consistently monitor the drybulk shipping market and, based on market conditions, will consider taking advantage of long-term time charters on our owned fleet at higher rates when appropriate.

(3)Maintain high quality vessels and improve standards of operation through enhanced standards and procedures, crew training and repair and maintenance procedures.

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

As a result of these measures, the Company experienced delays in operations due to port restrictions and additional protocols. Travel restrictions imposed at various ports impeded our crew rotation plans during the year. We experienced disruptions to our normal vessel operations and incurred additional costs and lost revenue from off-hire time due to route deviations to allow for crew changes and quarantine restrictions as a number of our crew members tested positive for COVID-19 during 2022. We experienced delays in drydocking, vessel repairs and BWTS installations as a result of quarantine and other regulations as well as limitations of shipyard labor. Our vessel operating expenses, specifically crew change costs, COVID-19 testing and quarantine-related costs, continue to be adversely impacted by the pandemic. For the year ended December 31, 2022, we incurred 63 days of off-hire related to crew changes attributable to the COVID-19 pandemic.

For additional discussion regarding the impact of COVID-19, see “—Liquidity and Capital Resources— Summary of Liquidity and Capital Resources” and “Item 1A. Risk Factors.”

The impact of the conflict between Russia and Ukraine

As a result of the conflict between Russia and Ukraine, the U.S., EU and United Kingdom, together with numerous other countries, have imposed significant sanctions on persons and entities associated with Russia and Belarus, as well as comprehensive sanctions on certain areas within the Donbas region of Ukraine, and such sanctions apply to entities owned or controlled by such designated persons or entities. This conflict has become a multi-year war and humanitarian crisis. While it is difficult to estimate the impact of this conflict and current or future sanctions on the Company’s business and financial position, these events and related sanctions could adversely impact the Company’s operations. In the near term, we have seen, and expect to continue to see, increased volatility in both Russian and Ukrainian exports in the Black Sea region, as well as Russian exports in the Baltic and Far East regions due to these geopolitical events. In addition, the volatility of market prices for fuel has increased as a result of related supply disruptions from this conflict. Continued volatility in fuel prices could have an unpredictable impact on the Company’s operations and liquidity.

The conflict between Russia and Ukraine may also impact our ability to continue to source and retain crew from these countries. In response to this risk, we have established and may expand relationships with manning agencies outside of Ukraine and Russia, including in Asia. We have incurred and expect to continue to incur increased operating expenses related to Ukrainian and Russian crew procurement, travel costs to repatriate Russian and Ukrainian crew members on board our vessels and to expatriate crew members sourced from other regions. In response to this risk, the Company recruited one new third-party manning agency during 2022 and another during 2023 in order to diversify our crew nationality exposure and increase our sourcing from the Philippines.

For more information regarding the risks relating to the conflict between Russia and Ukraine, including economic sanctions levied as a result of it, see Part I, Item 1A, “Risk Factors.” The conflict between Russia and Ukraine may impact our ability to retain and source crew, and in turn, could materially and adversely affect our operating results.

Market Overview

The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 2.6%(1) of the on-the-water drybulk fleet, measured by vessel count, as of December 31, 2022. In addition, as of December 31, 2022, there are approximately 13,100(1) drybulk vessels over 10,000 dwt which total 972 million dwt(1). We compete with other owners of drybulk vessels, primarily in the Supramax/Ultramax segment and (to a lesser extent) the Handysize and Panamax segments. Many of our competitors are privately-held companies.

Competition in the shipping industry varies according to the nature of the contractual relationship as well as the specific commodity being shipped. Our business will fluctuate as a result of changes in the demand for seaborne transportation of drybulk commodities, the supply of drybulk shipping capacity and also the main patterns of trade in these drybulk commodities. Competition in virtually all bulk trades is intense and we compete for charters on the basis of price, vessel location, size, age, and condition of the vessel, as well as on our reputation as an owner and operator. Increasingly, major customers are demonstrating a preference for modern vessels based on concerns about the environmental and operational risks associated with older vessels. Consequently, owners of large modern fleets have gained a competitive advantage over owners of older fleets.

Our strategy is to focus on the Supramax/Ultramax asset class, defined as drybulk vessels that range in size from approximately 50,000 to 65,000 dwt. These vessels have the cargo loading and unloading flexibility offered by their on-board cranes, while the cargo carrying capacity approaches that of Panamax, which ranges in size between 65,000 and 100,000 dwt but which require onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class makes it the preferred type of ship attractive to potential charterers. As of December 31, 2022, all of our owned vessels ranged in size between 52,000 and 65,000 dwt.

The supply of drybulk vessels depends primarily on the size of the orderbook and the scrapping of older or less-efficient vessels. The global drybulk fleet increased significantly from 2009 to 2013 as a result of the large number of newbuilding orders placed during the boom in the drybulk freight market from 2007 to 2008. Scrapping of older vessels curtailed some of this new supply growth, but was not enough to materially offset the large net increase in the global fleet size. Supply growth rates has slowed significantly over the last five years as fewer newbuilding orders have been placed. During 2022, fleet growth decreased slightly to 2.8%(1) from 3.6%(1) in 2021. In 2022, vessels totaling 30.9 million(1) dwt were delivered, a decrease of 7.2 million(1) dwt from 2021. Scrapping in 2022 totaled 4.7 million dwt(1), a decrease of 0.5 million dwt(1) from 2021.

The typical trading life of a Supramax/Ultramax vessel is approximately 25 years. As of December 31, 2022, 12%(1) of the world’s drybulk fleet (by vessel count) was 20 years or older.

Fleet growth for 2023 is expected to continue at low levels of 1.9%(1) for the drybulk fleet and 1.4%(1) for Supramax/Ultramax vessels. The orderbook as of February 2023 stands at approximately 7.5%(1) of the total drybulk fleet, with the orderbook for the Supramax/Ultramax segment at approximately 7.8%(1) of the on-the-water fleet, with both figures near the smallest orderbook in almost 30 years. The IMF forecasted world GDP growth at 2.9% for 2023, as monetary and fiscal actions taken by governments and central banks to reduce inflation will also reduce economic growth and the impact of these actions, combined with the effects of the conflict between Russia and Ukraine and the lingering COVID-19 pandemic all weigh heavily on the global economic outlook. As of February 2023, drybulk trade, on a ton-mile basis, is expected to grow by approximately 2.2%(1) in 2023, with modest levels of growth expected across most drybulk commodities.

(1)Source: Clarksons (February 2023)

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

Revenue Recognition

Revenues are generated from time charters and voyage charters. Revenues from time charter contracts, which are accounted for as operating leases, are recognized on a straight-line basis over the contractual term of the related time charter agreement. Voyage charter contracts generally consist of a single performance obligation of transportation of cargo within a specified period of time. This performance obligation is satisfied over time as the related voyage progresses and the related revenue is recognized on a straight-line basis over the estimated relative transit time (in voyage days) from the commencement of the loading of cargo to the completion of discharge, provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable and collectability is reasonably assured. Costs directly related to a contract that are incurred prior to commencement of loading cargo, primarily bunkers, are recognized as an asset and are expensed on a straight-line basis as the related performance obligation is satisfied.

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
The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expenses in the Consolidated Statements of Operations. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the years ended December 31, 2022, 2021 and 2020, our assessment considered business and market disruptions caused by the conflict between Russia and Ukraine, the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are inherently difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Vessel Lives and Impairment

The Company estimates the useful life of the Company’s vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. In addition, the Company estimates the scrap rate to be $300 per lwt, to compute each vessel’s residual value, which is based on the 15-year average scrap value of steel.

The carrying values of the Company’s vessels may not represent their fair market value at any point in time since the market prices of secondhand vessels tend to fluctuate with changes in freight rates and the cost of new buildings, among other factors. The drybulk shipping market has been cyclical with high volatility in freight rates, which is driven by the supply of vessel capacity and demand for commodities carried internationally by sea. We evaluate the carrying amounts of our owned vessels as well as the periods over which these long-lived assets are depreciated to determine whether events or transactions have occurred that may indicate that the carrying values of such vessels may not be recoverable or that the remaining useful life of a vessel may need to be prospectively modified. In evaluating the carrying values and remaining useful lives of long-lived assets, we consider indicators of potential impairment, which include a comparison of basic charter-free market values (as obtained from vessel-specific broker quotes) to carrying values, recent observable vessel sales, business plans and overall market conditions.

If indicators of potential impairment are present, we perform an analysis of the undiscounted projected net operating cash flows for each vessel and compare it to the vessel’s carrying value. This assessment is made at the individual vessel level since we can separately identify cash flow information for each vessel. In developing estimates of future cash flows, the Company makes certain assumptions about future freight rates, vessel operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Annually, the Company reviews all assumptions used in the calculation of projected net operating cash flows.

The undiscounted projected net operating cash flows are estimated using future revenues from existing charters for fixed fleet days and projected FFA rates through 2024 for unfixed days and an estimated daily time charter equivalent based on a historical average of the last fifteen years of one and three years’ time charter rates over the estimated remaining useful life of the vessel, assumed to be 25 years from the original delivery of the vessel from the shipyard to its original owner, reduced by commissions, estimated outflows for vessel maintenance and operating expenses (including drydocking and special survey expenditures) and any planned capital expenditures (e.g., BWTS).

Future freight rates is the most significant and most volatile input in the Company’s cash flow analysis. We utilize historical averages for periods not covered by contractually fixed charters and available FFA pricing due to the highly cyclical nature of the drybulk shipping industry. The age of vessels in our owned fleet ranges from five to eighteen years and utilizing long-term average TCE rates incorporates multiple shipping cycles and aligns to our strategy of operating our vessels over a long time period.

The Company evaluated whether any potential impairment indicators existed as of December 31, 2022. Based on this evaluation, which included comparisons of third-party valuation information to vessel carrying values, the Company concluded that there were potential impairment indicators for nineteen vessels in our owned fleet. For each of these vessels, the Company performed an undiscounted projected operating cash flow analysis and concluded that the estimated fair value of each vessel exceeded its carrying value and no impairment charges were recorded.

The table set forth below indicates the carrying value of each of our vessels as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the estimated basic charter-free market value of our vessels exceeded their aggregate carrying values by approximately $221.7 million and $289.8 million, respectively. Please note that the carrying values of vessels sold during 2022 and 2021 have been excluded from the table.

		Dwt (in thousands)		Carrying Value as of
#	Vessel		Year Built	December 31, 2022	December 31, 2021
1	Antwerp Eagle	63.5	2015	$20.5 million	$21.5 million
2	Bittern	57.8	2009	$15.4 million*	$16.4 million
3	Canary	57.8	2009	$15.3 million*	$16.3 million
4	Cape Town Eagle	63.7	2015	$19.2 million	$20.1 million
5	Copenhagen Eagle	63.5	2015	$18.5 million	$19.3 million
6	Crane	57.8	2010	$16.4 million*	$17.5 million
7	Crested Eagle	56.0	2009	$17.3 million*	$18.6 million
8	Crowned Eagle	55.9	2008	$16.6 million*	$17.7 million
9	Dublin Eagle	63.6	2015	$18.4 million	$19.2 million
10	Egret Bulker	57.8	2010	$16.1 million*	$17.2 million
11	Fairfield Eagle	63.3	2013	$16.1 million	$16.9 million
12	Gannet Bulker	57.8	2010	$16.3 million*	$17.3 million

13	Golden Eagle	56.0	2010	$18.5 million*	$19.8 million
14	Grebe Bulker	57.8	2010	$16.4 million*	$17.5 million
15	Greenwich Eagle	63.3	2013	$15.9 million	$16.7 million
16	Groton Eagle	63.3	2013	$16.0 million	$16.9 million
17	Hamburg Eagle	63.3	2014	$19.9 million	$20.9 million
18	Helsinki Eagle	63.6	2015	$15.6 million	$16.3 million
19	Hong Kong Eagle	63.5	2016	$20.0 million	$20.8 million
20	Ibis Bulker	57.8	2010	$16.8 million*	$16.9 million
21	Imperial Eagle	56.0	2010	$18.4 million*	$19.7 million
22	Jaeger	52.5	2004	$5.1 million	$5.5 million
23	Jay	57.8	2010	$17.1 million*	$16.9 million
24	Kingfisher	57.8	2010	$16.2 million*	$17.3 million
25	Madison Eagle	63.3	2013	$17.6 million	$17.0 million
26	Martin	57.8	2010	$17.5 million*	$17.2 million
27	Montauk Eagle	58.0	2011	$9.4 million	$9.8 million
28	Mystic Eagle	63.3	2013	$16.9 million	$16.6 million
29	New London Eagle	63.1	2015	$20.7 million	$21.6 million
30	Newport Eagle	58.0	2011	$7.9 million	$7.7 million
31	Nighthawk	57.8	2011	$17.5 million*	$17.8 million
32	Oriole	57.8	2011	$17.2 million	$18.2 million
33	Oslo Eagle	63.7	2015	$15.0 million	$15.7 million
34	Owl	57.8	2011	$17.3 million	$18.3 million
35	Petrel Bulker	57.8	2011	$17.2 million	$18.2 million
36	Puffin Bulker	57.8	2011	$17.3 million	$17.8 million
37	Roadrunner Bulker	57.8	2011	$17.5 million*	$18.6 million
38	Rotterdam Eagle	63.6	2017	$17.8 million	$18.6 million

39	Rowayton Eagle	63.3	2013	$16.0 million	$16.8 million
40	Sandpiper Bulker	57.8	2011	$17.6 million*	$17.8 million
41	Sankaty Eagle	58.0	2011	$9.6 million	$10.1 million
42	Santos Eagle	63.5	2015	$18.5 million	$19.3 million
43	Shanghai Eagle	63.4	2016	$20.0 million	$20.8 million
44	Singapore Eagle	63.4	2017	$17.5 million	$18.3 million
45	Southport Eagle	63.3	2013	$16.0 million	$16.8 million
46	Stamford Eagle	61.5	2016	$15.1 million	$15.8 million
47	Stellar Eagle	56.0	2009	$17.6 million*	$19.0 million
48	Stockholm Eagle	63.3	2016	$16.9 million	$17.6 million
49	Stonington Eagle	63.3	2012	$16.2 million	$17.1 million
50	Sydney Eagle	63.5	2015	$18.5 million	$19.3 million
51	Tokyo Eagle	61.2	2015	$27.5 million*	—
52	Valencia Eagle	63.6	2015	$19.3 million	$20.2 million
53	Westport Eagle	63.3	2015	$16.6 million	$17.4 million
	Total			$891.9 million	$902.2 million

* Indicates a vessel for which the estimated basic charter-free market value was less than its carrying value.

Deferred Drydock Cost

There are two methods that are used by the shipping industry to account for drydockings: (a) the deferral method where drydock costs are deferred when incurred and amortized over the period to the next scheduled drydock; and (b) expensing drydocking costs as incurred. We apply the deferral method for drydock costs. Under the deferral method, drydock costs are deferred and amortized on a straight-line basis until the next drydock, which we estimate to be a period of thirty to sixty months, depending upon the age of the vessel. We believe the deferral method better matches costs with revenue than expensing the costs as incurred. We use judgment when estimating the period between drydocks, which can result in prospective adjustments to amortization expense. We expect that our vessels require drydocking approximately every 60 months for vessels less than 15 years old and every 30 months for vessels older than 15 years. When a vessel is disposed of, unamortized drydock costs are written off to the gain or loss upon disposal. When a vessel enters drydock, unamortized drydock costs for that vessel are expensed to Depreciation and amortization in the Consolidated Statements of Operations.

Deferred drydock costs generally include direct costs incurred as part of drydocking in order to satisfy regulatory requirements. Costs incurred that add economic life to a vessel, increase a vessel’s earnings capacity or improve a vessel’s efficiency are accounted for as vessel improvements and are capitalized into the cost basis of the vessel, whether incurred as part of drydocking or not. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred.

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

Where we have assumed an existing charter obligation or enter into a time charter with the existing charterer in connection with the purchase of a vessel at charter rates that are less than spot freight rates, we record a liability in fair value below contract value of time charters acquired based on the difference between the assumed charter rate and the spot freight rate for an equivalent vessel. Conversely, where we assume an existing charter obligation or enter into a time charter with the existing charterer in connection with the purchase of a vessel at charter rates that are above spot freight rates, we record an asset in fair value above contract value of time charters acquired, based on the difference between the spot freight rate and the contracted charter rate for an equivalent vessel. This determination is made at the time the vessel is delivered to us, and such assets and liabilities are amortized to revenue over the remaining period of the charter. The determination of the fair value of acquired assets and assumed liabilities requires us to make significant assumptions and estimates of many variables including spot freight rates, expected future freight rates, future vessel operation expenses, the level of utilization of our vessels and our weighted average cost of capital. The use of different assumptions could result in a material change in the fair value of these items, which could have a material impact on our financial position and results of operations. In the event that freight rates relating to the acquired vessels are lower than the contracted freight rates at the time of their respective deliveries to us, our net earnings for the remainder of the terms of the charters may be adversely affected although our cash flows will not be affected.

Results of operations for years ended December 31, 2022 and 2021

This section of this Form 10-K generally discusses 2022 and 2021 results and year-to-year comparisons between 2022 and 2021. A discussion of 2021 results of operations compared to 2020 is not included in this Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

Net Income

For the year ended December 31, 2022, the Company reported net income of $248.0 million, or $19.09 and $15.57 per basic and diluted share, respectively. For the year ended December 31, 2021, the Company reported net income of $184.9 million, or $14.91 and $11.79 per basic and diluted share, respectively. The net income for the years ended December 31, 2022 and 2021 are the result of the items described below.

Factors Affecting our Results of Operations

The following table presents operating data and certain financial statement data for the years ended December 31, 2022 and 2021 on a consolidated basis.

We believe that the important measures for analyzing future trends in our results of operations consist of the following:

	For the Years Ended
	December 31, 2022	December 31, 2021
Ownership days	19,261	18,258
Chartered-in days	4,081	2,331
Available days	22,324	19,538
Operating days	22,276	19,439

•Ownership days: We define ownership days as the aggregate number of days in a period during which each vessel in our fleet has been owned by us. Ownership days is a measure of the size of our fleet over a period and affects the amounts of revenues we earn and expenses we incur during a period.
•Chartered-in days: We define chartered-in days as the aggregate number of days in a period during which the Company chartered-in vessels.
•Available days: We define available days as the number of our ownership days and chartered-in days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys and other reasons which prevent the vessel from performing under the relevant charter party such as surveys, medical events, stowaway disembarkation, etc. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. We completed drydock for eight vessels and 11 vessels during 2022 and 2021, respectively. As of December 31, 2022, no vessels were in drydock.
•Operating days: We define operating days as the number of our available days in a period less the aggregate number of days that our vessels are off-hire due to any reason, including unforeseen circumstances. The shipping industry uses operating days to measure the aggregate number of days in a period during which vessels actually generate revenues.

Time Charter Equivalent (TCE) (Non-GAAP Measure)

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

TCE is commonly used in the shipping industry primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charter hire rates for vessels on voyage charters are generally not expressed in per-day amounts while charter hire rates for vessels on time charters generally are expressed in such amounts. The Company defines TCE as revenues, net less voyage expenses and charter hire expenses, adjusted for realized gains/(losses) on FFAs and bunker swaps, the subtotal of which is divided by the number of owned available days. Owned available days is the number of our ownership days less the aggregate number of days that our vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues. TCE provides additional meaningful information in conjunction with Revenues, net, the most directly comparable GAAP measure, because it assists Company management in making decisions regarding the deployment and use of its vessels and in evaluating their performance. The Company’s TCE should not be considered an alternative to net income/(loss), operating income/(loss), cash flows provided by/(used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. The Company’s calculation of TCE may not be comparable to those reported by other companies.

The following table represents the reconciliation of TCE, a non-GAAP measure, from Revenues, net as recorded in the accompanying Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 (in thousands, except for Owned available days and TCE data).

	For the Years Ended
	December 31, 2022	December 31, 2021
Revenues, net	$719,847	$594,538
Less:
Voyage expenses	(163,385)	(104,643)
Charter hire expenses	(81,103)	(37,102)
Reversal of one legacy time charter (1)	—	(854)
Realized gain/(loss) on FFAs and bunkers swaps, net	15,791	(38,176)
	$491,149	$413,763

Owned available days	18,243	17,207
TCE	$26,923	$24,046

(1)Represents revenues, net of voyage and charter hire expenses associated with a 2014 charter-in vessel that is not representative of the Company’s current performance.

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
•levels of supply and demand in the drybulk shipping industry; and
•other factors affecting spot freight rates for drybulk carriers.

Our revenues for the years ended December 31, 2022 and 2021 were earned from time and voyage charters. As is common in the shipping industry, we pay commissions ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter to unaffiliated ship brokers and in-house brokers associated with the charterers, depending on the number of brokers involved with arranging the charter. We record such broker commissions as voyage expenses.

Revenues, net

Revenues, net for the year ended December 31, 2022 were $719.8 million, compared to $594.5 million for the year ended December 31, 2021. Revenues, net increased $87.4 million due to an increase in total operating days (22,276 for the year ended December 31, 2022 compared to 19,439 for the year ended December 31, 2021) driven by increases in both owned days and chartered-in days and increased $37.9 million due to an increase in rates.

Voyage expenses

To the extent that we employ our vessels on voyage charters, we incur expenses that include but are not limited to bunkers, port charges, canal tolls and cargo handling operations, as these expenses are borne by the vessel owner on voyage charters.

Voyage expenses for the year ended December 31, 2022 were $163.4 million, compared to $104.6 million for the year ended December 31, 2021. Voyage expenses increased primarily due to an increase in bunker consumption expense of $43.9 million driven by an increase in bunker fuel prices, an increase in port expenses of $11.8 million driven by an increase in fuel surcharges related to tugs along with cost inflation and an increase in costs for contingent liabilities of $3.4 million driven by provisions for certain routine commercial claims.

Vessel operating expenses

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

Vessel operating expenses for the year ended December 31, 2022 were $123.9 million, compared to $103.9 million for the year ended December 31, 2021, with the increase primarily driven by an increase in ownership days (19,261 for the year ended December 31, 2022 compared to 18,258 for the year ended December 31, 2021). Vessel operating expenses, which includes non-recurring expenses related to vessel acquisitions and sales, increased due to an increase in crew-related costs of $8.9 million driven by higher crew wages, increased crew changes and increased expenses related to COVID-19 and the conflict between Russia and Ukraine, an increase in repair costs of $5.6 million driven by certain discretionary repairs and upgrades as well as unscheduled necessary repairs and an increase in the cost of lubes, stores and spares of $5.0 million driven by increased volumes and cost inflation.

Charter hire expenses

Charter hire expenses for the year ended December 31, 2022 were $81.1 million, compared to $37.1 million for the year ended December 31, 2021. Charter hire expenses increased $27.9 million primarily due to an increase in chartered-in days (4,081 for the year ended December 31, 2022 as compared to 2,331 for the year ended December 31, 2021) and increased $16.1 million due to an increase in charter hire rates as well as the impact of exercised extension options on the Company’s long-term charter-in contracts.

Depreciation and amortization

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. We estimate the scrap rate to be $300/lwt to compute each vessel’s residual value.

We amortize drydocking costs on a straight-line basis over the period through the date the next drydocking is required to become due, generally 30 months for vessels that are 15 years old or more and 60 months for vessels that are less than 15 years old.

Depreciation and amortization for the year ended December 31, 2022 was $61.2 million, compared to $53.5 million for the year ended December 31, 2021. Total depreciation and amortization for the year ended December 31, 2022 included $47.9 million of vessel and other fixed asset depreciation and $13.2 million of deferred drydocking cost amortization. Total depreciation and amortization for the year ended December 31, 2021 included $44.9 million of vessel and other fixed asset depreciation and $8.7 million of deferred drydocking cost amortization. Depreciation and amortization increased $4.6 million primarily due to higher average drydocking expenditures and increased $3.1 million primarily due to the full year impact of vessels acquired during 2021.

General and administrative expenses

General and administrative expenses include onshore vessel administration related expenses, such as legal and other professional fees, administrative expenses including payroll and other expenses relating to our executive officers and office staff, office rent, directors’ fees, and directors and officers insurance. General and administrative expenses also include stock-based compensation expenses.

General and administrative expenses for the year ended December 31, 2022 were $41.2 million, compared to $35.2 million for the year ended December 31, 2021. General and administrative expenses increased $2.6 million due to higher stock-based compensation expense, increased $0.9 million due to an increase in compensation and benefits, increased $0.8 million due to higher professional fees and increased $0.8 million due to higher other corporate costs, including travel and office-related costs.

Other operating expense

Other operating expense for the year ended December 31, 2022 was $3.8 million, compared to $2.8 million for the year ended December 31, 2021. Other operating expense for the year ended December 31, 2022 was primarily comprised of $2.4 million of costs associated with a corporate transaction that did not materialize and $1.4 million of costs related to a 2021 U.S. government investigation into an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. Other operating expense for the year ended December 31, 2021 was primarily comprised of costs related to the aforementioned investigation. The Company posted a surety bond as security for any potential fines, penalties or other associated costs.

Gain on sale of vessels

For the years ended December 31, 2022 and 2021, the Company recorded a gain on sale of vessels of $9.3 million and $4.0 million, respectively. For the years ended December 31, 2022 and 2021, the Company recorded a gain on the sales of the vessels Cardinal and Tern, respectively.

Interest expense

Interest expense for the year ended December 31, 2022 was $17.0 million, compared to $32.3 million for the year ended December 31, 2021. Interest expense decreased $5.4 million due to lower effective interest rates and decreased $5.3 million due to lower outstanding principal balances, each as a result of the refinancing of the Company’s debt in the fourth quarter of 2021 and decreased $5.0 million due to lower amortization of debt discounts and deferred financing costs primarily as a result of the Company’s adoption of ASU 2020-06. See Note 2, Significant Accounting Policies, to our consolidated financial statements for further information.

Realized and unrealized (gain)/loss on derivative instruments, net

For the year ended December 31, 2022, the Company recorded a net realized and unrealized gain on derivatives of $13.9 million, compared to a net realized and unrealized loss on derivatives of $38.2 million for the year ended December 31, 2021. The change was primarily due to $11.4 million of realized gains on FFAs for the year ended December 31, 2022 compared to $41.1 million of realized losses on FFAs for the year ended December 31, 2021 driven by changes in market freight rates and the timing of positions taken. See Note 8, Derivative Instruments, to our consolidated financial statements for further information.

Loss on debt extinguishment

For the years ended December 31, 2022 and December 31, 2021, the Company recorded a loss on debt extinguishment of $4.2 million and $6.1 million, respectively. During the year ended December 31, 2022, the Company repurchased $10.0 million in aggregate principal amount of Convertible Bond Debt for $14.2 million in cash and cancelled the repurchased debt. During the year ended December 31, 2021, the Company repaid the then outstanding Norwegian Bond Debt and accrued interest and discharged the debt in full from the proceeds of the Global Ultraco Debt Facility and cash on hand. As a result, the loss on debt extinguishment comprised $1.6 million of unamortized debt discount and debt issuance costs, as well as $4.4 million of call premium. In addition, the Company cancelled the Super Senior Facility (as defined herein) and recorded a loss of $0.1 million related to unamortized debt issuance costs. See Note 7, Debt, to our consolidated financial statements for further information.

Effects of Inflation

The Company believes that its business benefits during periods of elevated inflation and positive demand growth, as higher freight rates and net revenues more than offset increases in vessel operating expenses, drydocking costs and general and administrative expenses.

Liquidity and Capital Resources

Our principal sources of funds include operating cash flows and borrowings under long-term debt and revolving credit facilities. Our principal uses of funds include capital expenditures to establish and grow our fleet, maintain the quality and efficiency of our vessels and comply with international shipping standards and environmental laws and regulations, funding working capital requirements and making principal and interest payments on our debt.

Our ability to generate sufficient cash depends on many factors, some of which are outside of our control. For additional discussion regarding risks that may negatively impact our cash flows, see “Item 1A. Risk Factors.”

We believe that our current financial resources, together with the undrawn revolving facility available under the Global Ultraco Debt Facility and cash generated from operations, will be sufficient to meet our ongoing business needs and other obligations over the next twelve months and for the foreseeable future thereafter.

From time to time, the Company may, subject to market conditions and other factors and to the extent permitted by law, opportunistically repurchase the Convertible Bond Debt in the open market or through privately negotiated transactions. The Company may not otherwise redeem the Convertible Bond Debt prior to the Maturity Date.

The following table presents summarized balance sheet information as of December 31, 2022 and 2021:

	As Of
	December 31, 2022	December 31, 2021
Cash and cash equivalents and restricted cash - current	$187,155	$86,147
Current assets (excluding cash and cash equivalents and restricted cash - current)	$74,869	$69,886
Current liabilities (excluding current portion of long-term debt)	$79,165	$73,801
Current portion of long-term debt	$49,800	$49,800
Long-term debt	$284,682	$330,244

Cash and cash equivalents and restricted cash - current was $187.2 million as of December 31, 2022, compared to $86.1 million as of December 31, 2021. The $101.0 million increase was primarily driven by $298.3 million in cash flows from operations, partially offset by $105.0 million of dividends paid, $49.8 million of principal repayments on the Global Ultraco Debt Facility, $27.7 million paid to acquire vessels and vessel improvements and $14.2 million paid to repurchase $10.0 million in aggregate principal amount of Convertible Bond Debt.

Current assets (excluding cash and cash equivalents and restricted cash - current) was $74.9 million as of December 31, 2022, compared to $69.9 million as of December 31, 2021. The $5.0 million increase was driven by (i) a $10.4 million increase in Inventories due to higher volumes and higher bunker prices, (ii) a $3.8 million increase in Fair value of derivative assets - current due to unrealized gains on interest rate swaps from increases in benchmark interest rates, (iii) a $3.9 million increase in Accounts receivable due to an increase in related revenues, partially offset by a $14.2 million decrease in Collateral on derivatives primarily due to a reduction in the notional amount of outstanding FFAs.

Current liabilities (excluding current portion of long-term debt) was $79.2 million as of December 31, 2022, compared to $73.8 million as of December 31, 2021. The $5.4 million increase was driven by (i) a $6.3 million increase in Current portion of operating lease liabilities due to operating leases entered into during 2022 and the reclassification of liabilities due to the passage of time, partially offset by operating lease payments made, (ii) a $6.1 million increase in Other accrued liabilities due to higher accrued vessel and voyage expenses, partially offset by (iii) a $4.1 million decrease in Fair value of derivative liabilities - current primarily due to a decrease in outstanding FFA positions, (iv) a $2.4 million decrease in Unearned charter hire revenue due to lower charter hire rates in the fourth quarter of 2022 as compared to the comparable quarter in 2021 and (v) a $0.7 million decrease in Accounts payable due to the timing of cash payments.

Long-term debt was $284.7 million as of December 31, 2022, compared to $330.2 million as of December 31, 2021. The $45.6 million decrease was primarily driven by (i) $49.8 million in repayments on our Global Ultraco Debt Facility and (ii) $10.0 million in repurchases of our Convertible Bond Debt, offset by (iii) a $12.0 million increase as a result of the adoption of ASU 2020-06.

The following table presents summarized cash flow information for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31, 2022	December 31, 2021
Net cash provided by operating activities	$298,283	$209,171
Net cash used in investing activities	(23,692)	(125,481)
Net cash used in financing activities	(171,059)	(86,317)
Net increase/(decrease) in cash, cash equivalents and restricted cash	103,532	(2,627)
Cash, cash equivalents and restricted cash at beginning of year	86,222	88,849
Cash, cash equivalents and restricted cash at end of year	$189,754	$86,222

Net cash provided by operating activities for the year ended December 31, 2022 was $298.3 million, compared to $209.2 million for the year ended December 31, 2021. The increase in net cash provided by operating activities was primarily driven by a $63.1 million increase in net income due to higher freight rates as well as a $29.3 million net decrease in collateral on derivatives, primarily due to a decrease in the number and size of outstanding positions.

Net cash used in investing activities for the year ended December 31, 2022 was $23.7 million, compared to $125.5 million for the year ended December 31, 2021. During the year ended December 31, 2022, the Company paid $27.7 million to purchase one vessel and other vessel improvements, paid $7.3 million for the purchase of BWTS and paid $3.6 million as an advance on the purchase of one vessel. This use of cash was partially offset by $14.9 million in proceeds from the sale of one vessel and $0.3 million in proceeds received on hull and machinery claims. During the year ended December 31, 2021, the Company paid $128.3 million to purchase nine vessels and other vessel improvements and paid $6.7 million for the purchase of BWTS. This use of cash was partially offset by $9.2 million in proceeds from the sale of one vessel and $0.4 million of insurance proceeds received on hull and machinery claims.

Net cash used in financing activities for the year ended December 31, 2022 was $171.1 million, compared to $86.3 million for the year ended December 31, 2021. During the year ended December 31, 2022, the Company (i) paid $105.0 million in dividends, (ii) repaid $49.8 million of term loan under the Global Ultraco Debt Facility, (iii) paid $14.2 million to repurchase $10.0 million in aggregate principal amount of Convertible Bond Debt and (iv) paid

$2.4 million for taxes related to net share settlement of equity awards. During the year ended December 31, 2021, the Company repaid (i) $184.4 million of the Norwegian Bond Debt, (ii) $182.9 million of term loan under the New Ultraco Debt Facility, (iii) $55.0 million of revolver loan under the New Ultraco Debt Facility, (iv) $50.0 million of revolver loan under the Global Ultraco Debt Facility, (v) $24.0 million of the Holdco Revolving Credit Facility, (vi) $15.0 million of revolver loan under the Super Senior Facility and (vii) $12.5 million of term loan under the Global Ultraco Debt Facility. In addition, the Company paid (i) $25.8 million in dividends, (ii) $6.4 million in financing costs to lenders, (iii) $1.9 million for taxes related to net share settlement of equity awards, (iv) $0.7 million in other financing costs, and (v) $0.5 million of issuance costs related to equity offerings. These uses of cash were partially offset by (i) $300.0 million in proceeds from the term loan under the Global Ultraco Debt Facility, (ii) $55.0 million in proceeds from the revolver loan under the New Ultraco Debt Facility, (iii) $50.0 million in proceeds from the revolver loan under the Global Ultraco Debt Facility, (iv) $27.1 million in net proceeds from the ATM Offering, (v) $24.0 million in proceeds from the Holdco Revolving Credit Facility and (vi) $16.5 million in proceeds from the New Ultraco Debt Facility.

As of December 31, 2022, the Company’s debt, excluding $7.4 million of debt discount and debt issuance costs, was $341.9 million, the current portion of which was $49.8 million, and was comprised of $237.8 million outstanding under the Global Ultraco Debt Facility and $104.1 million of Convertible Bond Debt. In addition, as of December 31, 2022, the undrawn revolving facility under the Global Ultraco Debt Facility was $100.0 million. See Note 7, Debt, to the consolidated financial statements included herein for a summary of our credit agreements.

Dividends

During 2021, the Company adopted a dividend policy which targets a minimum dividend of 30% of its net income, but not less than $0.10 per share, subject to approval from its board of directors.

A summary of dividends declared during the years ended December 31, 2022, 2021 and 2020 and through the date of this Annual Report on Form 10-K is as follows:

Record Date	Payment Date	Amount (per Common Share)
November 15, 2021	November 24, 2021	$2.00
March 15, 2022	March 25, 2022	$2.05
May 16, 2022	May 25, 2022	$2.00
August 16, 2022	August 26, 2022	$2.20
November 15, 2022	November 23, 2022	$1.80

We expect to continue paying cash dividends on a quarterly basis; however, in the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, restrictions contained in the Company’s debt facilities and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company’s earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company’s growth strategy, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it.

Contractual Obligations

Information about the Company's contractual obligations can be found within Note 4, Vessels and Vessel Improvements, Note 7, Debt, and Note 11, Leases, in addition to the information presented below. We believe that funds from future operating cash flows and cash on hand and available to us through our financing transactions will be sufficient for future operations, commitments, capital acquisitions and other strategic transactions for the next 12 months and for the foreseeable future thereafter.

Capital Expenditures

Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance their revenue earning capabilities, efficiency and/or safety and to comply with relevant regulations.

During the fourth quarter of 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built Ultramax bulkcarrier for total consideration of $24.3 million. The Company paid a deposit of $3.6 million on this vessel as of December 31, 2022. The vessel was delivered to the Company during the first quarter of 2023. The remaining consideration due was paid subsequent to December 31, 2022 and in advance of delivery using cash on hand.

On January 30, 2023, the Company entered into a memorandum of agreement to acquire a high-specification, scrubber-fitted 2020-built Ultramax bulkcarrier for total consideration of $30.1 million. The vessel is expected to be delivered to the Company during the second quarter of 2023. The Company intends to use cash on hand to fund this acquisition.

On February 28, 2023, the Company entered into a memorandum of agreement to acquire a high-specification, scrubber-fitted 2020-built Ultramax bulkcarrier for total consideration of $30.1 million. The Vessel is expected to be delivered to the Company during the second quarter of 2023. The Company intends to use cash on hand to fund this acquisition.

In addition to acquisitions that we may undertake in future periods, the Company’s other major capital expenditures include funding the Company’s program of regularly scheduled drydocking and vessel improvements necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its drydockings, the costs are relatively predictable. In accordance with statutory requirements, management anticipates that vessels are to be drydocked every five years for vessels less than 15 years and every two and a half years for vessels older than 15 years. Funding of drydocking costs is anticipated to be satisfied with cash from operations. Generally, drydocking requires us to reposition vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

In 2018, the Company entered into a contract for the purchase of BWTS for its owned vessels. As of December 31, 2022, 48 of our owned vessels have BWTS installed. For the year ended December 31, 2022, the Company recorded $8.2 million in Vessels and vessel improvements in the Consolidated Balance Sheet related to the acquisition and installation of BWTS. As of December 31, 2022, the Company made payments of $2.0 million related to BWTS that are expected to be acquired and installed during scheduled drydockings in 2023 and are recorded in Advances for ballast water systems and other assets in the Consolidated Balance Sheet. We intend to fund future BWTS acquisition and installation costs with operating cash flows. The Company is not contractually obligated to purchase any number of BWTS in the future under this contract.

Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date the next drydocking is required to become due. During 2022, eight of our vessels completed drydock and we paid $18.4 million for drydocking costs. As of December 31, 2022 no vessels were in drydock. During 2021, 11 of our vessels completed drydock and we paid $21.9 million for drydocking costs. Drydocking costs decreased $8.0 million primarily due to a decrease in the number of vessels incurring drydocking costs during the year, partially offset by a $4.5 million increase in costs driven by the impact of inflation on shipyard costs and the costs of repairs. We intend to fund future drydocking costs with operating cash flows.

The following table provides certain information about the estimated costs for anticipated vessel drydockings, BWTS and vessel upgrades in the next four quarters, along with the anticipated off-hire days:

	Projected Costs(1) ($ in millions)
Quarters Ending	Off-hire Days(2)	BWTS	Drydocks	Vessel Upgrades(3)
March 31, 2023	255	$0.2	$4.7	$0.4
June 30, 2023	245	$1.0	$6.5	$0.4
September 30, 2023	204	$1.0	$5.8	$0.6
December 31, 2023	233	$0.4	$2.4	$0.2

(1)Actual costs will vary based on various factors, including where the drydockings are actually performed. We intend to fund these costs with cash on hand.
(2)Actual duration of off-hire days will vary based on the age and condition of the vessel, yard schedules and other factors. Projected off-hire days includes an additional allowance for unforeseen events.
(3)Vessel upgrades represents capital expenditures relating to items such as high-spec low friction hull paint which improves fuel efficiency and reduces fuel costs, NeoPanama Canal chock fittings enabling vessels to carry additional cargo through the new Panama Canal locks, as well as other retrofitted fuel-saving devices. Vessel upgrades are discretionary in nature and evaluated on a business case-by-case basis. We intend to fund these upgrades with cash on hand.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

See Note 10, Commitment and Contingencies, to our consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data of this Form 10-K for a discussion of our contingencies related to claim litigation. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates, which could impact our results of operations and financial condition. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flows. The Company manages the exposure to this market risk through its regular operating and financing activities and, when deemed appropriate, the use of derivative financial instruments. As of December 31, 2022, the Company has entered into, and in the future may enter into additional, interest rate swaps to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. See Note 8, Derivative Instruments, to the consolidated financial statements included herein for additional information.

The Company is exposed to market risk from changes in LIBOR on our term loan debt outstanding under the Global Ultraco Debt Facility (as defined in Note 7, Debt, to the consolidated financial statements included herein.) As of December 31, 2022, the Company had $237.8 million in aggregate principal outstanding under the Global Ultraco Debt Facility, which carried an interest rate of three-month LIBOR plus 2.10%. In addition, as of December 31, 2022, the Company had a series of interest rate swap agreements with a total notional amount outstanding of $237.8 million under which the Company paid, on a weighted average basis, a fixed rate of 0.87%, and received three-month LIBOR. As of December 31, 2022, the outstanding interest rate swap agreements effectively managed the interest rate risk associated with the term loan debt outstanding under the Global Ultraco Debt Facility.

The Company is also exposed to market risk from changes in LIBOR on the Revolving Facility. As of December 31, 2022, no amounts were outstanding under the Revolving Facility. As of December 31, 2022, borrowings under the Revolving Facility would bear interest at three-month LIBOR plus 2.10%. Under a hypothetical scenario in which the Revolving Facility is fully drawn at $100.0 million throughout the year ended December 31, 2022, a 1% increase in three-month LIBOR would have resulted in an increase in interest expense of $1.0 million for the year ended December 31, 2022.

Derivative Financial Instruments

The Company uses interest rate swaps to manage its exposure to interest rate risk on its debt. Generally, the Company enters into interest rate swaps with the objective of effectively converting debt from a floating-rate to a fixed-rate obligation. As of December 31, 2022, the Company had outstanding interest rate swaps with a total notional amount outstanding of $237.8 million that were designated and qualified as cash flow hedges. See Note 8, Derivative Instruments, to the consolidated financial statements included herein for additional information.

The Company uses forward freight agreements (“FFAs”) and bunker swaps to manage its exposure to changes in freight rates and market bunker prices, respectively. Generally, the Company enters into FFAs with the objective of effectively fixing freight rates for forecasted charter hire transactions and the Company enters into bunker swaps with the objective of effectively fixing forecasted bunker transactions. The Company utilizes these derivative instruments to economically hedge these risks and does not designate them as hedging instruments. Therefore, any unrealized or realized gains or losses on FFAs and bunker swaps are recognized in earnings. See Note 8, Derivative Instruments, to the consolidated financial statements included herein for additional information.
Foreign Currency and Exchange Rate Risk

The shipping industry in which the Company operates substantially transacts using the U.S. dollar. The Company generates all of its revenues and incurs the majority of its operating expenses in U.S. dollars and the Company’s current exposure to currency fluctuations is not material. However, we do incur some of our voyage expenses and vessel operating expenses in non-U.S. dollar currencies. The amount and frequency of these expenses may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the U.S. dollar cost to us of paying such expenses. We are not aware of any material events or uncertainties nor are there any known trends, demands or commitments that would indicate an increase in business conducted in non-U.S. dollar currencies. If an increase in business conducted in non-U.S. dollar currencies were to occur, we may seek to hedge against any related foreign currency or exchange rate risk.

Item 8. Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV. Item 15. Exhibits, Financial Statement Schedules under the heading, “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and certain corporate governance items will be included in the proxy statement for the 2023 annual meeting of shareholders, to be filed within 120 days after December 31, 2022, and is incorporated by reference to this Form 10-K.

Item 11. Executive Compensation

Information regarding executive compensation will be included in the proxy statement for the 2023 annual meeting of shareholders, to be filed within 120 days after December 31, 2022, and is incorporated by reference to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding (i) security ownership of certain beneficial owners and management and related stockholder matters and (ii) securities authorized for issuance under equity compensation plans will be included in the proxy statement for the 2023 annual meeting of shareholders, to be filed within 120 days after December 31, 2022, and is incorporated by reference to this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the proxy statement for the 2023 annual meeting of shareholders, to be filed within 120 days after December 31, 2022, and is incorporated by reference to this Form 10-K.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be included in the proxy statement for the 2023 annual meeting of shareholders, to be filed within 120 days after December 31, 2022, and is incorporated by reference to this Form 10-K.

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

4.5
Form of Note representing the Company's 5.00% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2019).

10.1#
Eagle Bulk Shipping Inc. Second Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33831) filed with the SEC on April 27, 2022).

10.2#
Employment Agreement, dated October 29, 2021, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Gary Vogel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 1, 2021; File No. 001-33831).

10.3#
Employment Agreement, dated June 16, 2022, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Frank De Costanzo (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on August 8, 2022; File No. 001-33831).

10.4#
Form of Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017; File No. 001-33831).

10.5#
Form of Option Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017; File No. 001-33831).

10.6
At Market Issuance Sales Agreement with B. Riley Securities, Inc., BTIG, LLC and Fearnley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc. filed with the SEC on March 12, 2021; File No. 001-33831).

10.7#
Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, dated September 3, 2021, between Gary Vogel and Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 14, 2022; File No. 001-33831).

10.8#
Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, dated September 3, 2021, between Frank De Costanzo and Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 14, 2022).

10.9#
Form of Restricted Stock Unit Award Agreement under the Eagle Bulk Shipping Inc. Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 1.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc. filed with the SEC on March 15, 2022; File No. 001-33831).

10.10#
Transition, Separation and General Release Agreement, dated December 12, 2022, by and between Eagle Shipping International (USA) LLC, Eagle Bulk Shipping Inc. and Frank De Costanzo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 16, 2022; File No. 001-33831).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 10, 2023.

EAGLE BULK SHIPPING INC.

By:	/s/ Gary Vogel

	Name:	Gary Vogel
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2023.

Name	Title

/s/ Gary Vogel	Chief Executive Officer and Director (Principal Executive Officer)
Gary Vogel

/s/ Frank De Costanzo	Chief Financial Officer (Principal Financial and Accounting Officer)
Frank De Costanzo

/s/ Paul M. Leand, Jr.	Chairman of the Board of Directors
Paul M. Leand, Jr.

/s/ A. Kate Blankenship	Director
A. Kate Blankenship

/s/ Randee E. Day	Director
Randee E. Day

/s/ Justin A. Knowles	Director
Justin A. Knowles

/s/ Bart Veldhuizen	Director
Bart Veldhuizen

/s/ Gary Weston	Director
Gary Weston

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Eagle Bulk Shipping Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders' equity and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Vessel Asset Impairment – Future Charter Rates – Refer to Note 2 of the financial statements.

Critical Audit Matter Description

The Company’s evaluation of its vessel assets for impairment involves an initial assessment of each vessel asset to determine whether events or changes in circumstances exist that may indicate that the carrying amount of the vessel asset may no longer be recoverable. Total Vessels and vessel improvements, at cost, net of accumulated depreciation as of December 31, 2022 and 2021, were $891 million and $908 million, respectively.

If indicators of impairment exist for a vessel asset, the Company determines the recoverable amount by estimating the undiscounted future cash flows associated with the vessel asset. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair market value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair market value. The Company makes significant assumptions and judgments to determine the undiscounted future cash flows expected to be generated over the remaining useful life of each vessel asset. These assumptions are based on historical trends and the Company’s expectations for the vessels’ utilization under the current deployment strategy. The most significant and subjective assumption is the future charter rates that the Company uses for its impairment analysis.

We identified future charter rates used in the undiscounted future cash flows analysis as a critical audit matter because of the complex judgments made by management to estimate future charter rates and the significant impact they have on undiscounted cash flows expected to be generated over the remaining useful life of the vessel. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s projected charter rates.

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

•We evaluated the reasonableness of the Company’s estimate of future charter rates through the performance of the following procedures:

◦Evaluated the Company’s methodology for estimating the future rates which reflect the rates currently in effect for the duration of their current charters. For periods of time where the vessels are not fixed on time or voyage charters, the Company estimates the daily future charter rate for the vessels’ unfixed days based on published third party forward freight rates and for the periods after December 31, 2024, based on a blended average rate between a published third party’s 15-year average rates for the one-year and three-year time charter rates.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 10, 2023
We have served as the Company’s auditor since 2015.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data and par values)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$187,155	$86,147
Accounts receivable, net of a reserve of $3,169 and $1,818, respectively	32,311	28,456
Prepaid expenses	4,531	3,362
Inventories	28,081	17,651
Collateral on derivatives	909	15,081
Fair value of derivative assets - current	8,479	4,669
Other current assets	558	668
Total current assets	262,024	156,033
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $261,725 and $218,670, respectively	891,877	908,076
Advances for vessel purchases	3,638	—
Operating lease right-of-use assets	23,006	17,017
Other fixed assets, net of accumulated depreciation of $1,623 and $1,403, respectively	310	257
Restricted cash - noncurrent	2,599	75
Deferred drydock costs, net	42,849	37,093
Fair value of derivative assets - noncurrent	8,184	3,112
Advances for ballast water systems and other assets	2,722	4,995
Total noncurrent assets	975,185	970,625
Total assets	$1,237,209	$1,126,658
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,129	$20,781
Accrued interest	3,061	2,957
Other accrued liabilities	24,097	17,994
Fair value of derivative liabilities - current	163	4,253
Current portion of operating lease liabilities	22,045	15,728
Unearned charter hire revenue	9,670	12,088
Current portion of long-term debt	49,800	49,800
Total current liabilities	128,965	123,601
Noncurrent liabilities:
Global Ultraco Debt Facility, net of debt issuance costs	181,183	229,290
Convertible Bond Debt, net of debt discount and debt issuance costs	103,499	100,954
Noncurrent portion of operating lease liabilities	3,173	1,282
Other noncurrent accrued liabilities	1,208	265
Total noncurrent liabilities	289,063	331,791
Total liabilities	418,028	455,392

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 13,003,702 and 12,917,027 shares issued and outstanding as of December 31, 2022 and 2021, respectively	130	129
Additional paid-in capital	966,058	982,746
Accumulated deficit	(163,556)	(313,495)
Accumulated other comprehensive income	16,549	1,886
Total stockholders’ equity	819,181	671,266
Total liabilities and stockholders’ equity	$1,237,209	$1,126,658

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues, net	$719,847	$594,538	$275,134

Voyage expenses	163,385	104,643	89,549
Vessel operating expenses	123,932	103,877	86,528
Charter hire expenses	81,103	37,102	21,280
Depreciation and amortization	61,155	53,517	50,157
General and administrative expenses	41,184	35,161	31,532
Impairment of operating lease right-of-use assets	2,212	—	352
Other operating expense	3,802	2,812	—
(Gain)/loss on sale of vessels	(9,308)	(3,966)	490
Total operating expenses, net	467,465	333,146	279,888

Operating income/(loss)	252,382	261,392	(4,755)

Interest expense	16,981	32,257	35,393
Interest income	(2,918)	(92)	(257)
Realized and unrealized (gain)/loss on derivative instruments, net	(13,859)	38,244	(4,827)
Loss on debt extinguishment	4,169	6,085	—
Total other expense, net	4,373	76,494	30,309
Net income/(loss)	$248,009	$184,898	$(35,063)

Weighted average shares outstanding:

Basic	12,989,951	12,399,509	10,310,246
Diluted	16,313,447	15,684,392	10,310,246

Per share amounts:
Basic net income/(loss)	$19.09	$14.91	$(3.40)
Diluted net income/(loss)	$15.57	$11.79	$(3.40)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(U.S. dollars in thousands)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net income/(loss)	$248,009	$184,898	$(35,063)
Other comprehensive income/(loss):
Net unrealized gain/(loss) on cash flow hedges	14,663	3,019	(1,132)
Comprehensive income/(loss)	$262,672	$187,917	$(36,196)

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. dollars in thousands, except share and per share data)

	Shares of Common Stock*	Common Stock*	Additional paid-in Capital*	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total Stockholders’ Equity
Balance at January 1, 2020	10,214,600	$102	$918,475	$(437,074)	$—	$481,503
Net loss	—	—	—	(35,063)	—	(35,063)
Common stock issued upon vesting of restricted stock awards	65,982	1	(1)	—	—	—
Common stock issued from equity offerings	1,381,215	14	23,804	—	—	23,818
Fees for equity offerings	—	—	(580)	—	—	(580)
Common stock withheld related to net share settlement of equity awards	—	—	(1,163)	—	—	(1,163)
Cash settlement of fractional shares in the Reverse Stock Split	—	—	(13)	—	—	(13)
Unrealized loss on cash flow hedges	—	—	—	—	(1,132)	(1,132)
Stock-based compensation	—	—	3,048	—	—	3,048
Balance at December 31, 2020	11,661,797	117	943,572	(472,138)	(1,132)	470,418
Net income	—	—	—	184,898	—	184,898
Dividends declared ($2.00 per share)	—	—	—	(26,255)	—	(26,255)
Common stock issued upon vesting of restricted stock awards	81,281	1	(1)	—	—	—
Common stock issued upon exercise of stock options	50,641	1	55	—	—	56
Common stock issued upon conversion of Convertible Bond Debt	25	—	1	—	—	1
Common stock issued upon conversion of warrants	541,898	5	10,675	—	—	10,680
Common stock issued from ATM Offering, net	581,385	6	27,133	—	—	27,138
Fees for equity offerings	—	—	(233)	—	—	(233)
Common stock withheld related to net share settlement of equity awards	—	—	(1,937)	—	—	(1,937)
Unrealized gain on cash flow hedges	—	—	—	—	3,019	3,019
Stock-based compensation	—	—	3,481	—	—	3,481
Balance at December 31, 2021	12,917,027	129	982,746	(313,495)	1,886	671,266
Net income	—	—	—	248,009	—	248,009
Dividends declared ($8.05 per share)	—	—	—	(106,745)	—	(106,745)
Cumulative effect of adoption of ASU 2020-06	—	—	(20,726)	8,675	—	(12,051)
Common stock issued upon vesting of restricted stock awards	78,598	1	(1)	—	—	—

Common stock issued upon exercise of stock options	8,077	—	85	—	—	85
Fees for equity offerings	—	—	201	—	—	201
Common stock withheld related to net share settlement of equity awards	—	—	(2,355)	—	—	(2,355)
Unrealized gain on cash flow hedges	—	—	—	—	14,663	14,663
Stock-based compensation	—	—	6,108	—	—	6,108
Balance at December 31, 2022	13,003,702	$130	$966,058	$(163,556)	$16,549	$819,181

* Adjusted retroactively to give effect for the 1-for-7 Reverse Stock Split that became effective as of September 15, 2020, see Note 1, General Information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income/(loss)	$248,009	$184,898	$(35,063)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	47,911	44,862	42,778
Amortization of deferred drydocking costs	13,244	8,656	7,379
Amortization of operating lease right-of-use assets	30,233	16,364	12,517
Amortization of debt discount and debt issuance costs	2,130	7,083	6,272
Loss on debt extinguishment	4,169	6,085	—
(Gain)/loss on sale of vessels	(9,308)	(3,966)	490
Impairment of operating lease right-of-use assets	2,212	—	352
Unrealized loss/(gain) on derivative instruments, net	1,933	68	(537)
Stock-based compensation expense	6,108	3,481	3,048
Drydocking expenditures	(18,422)	(21,906)	(14,294)
Changes in operating assets and liabilities:
Accounts payable	(257)	10,067	(4,171)
Accounts receivable	(4,141)	(14,967)	1,918
Accrued interest	185	(1,733)	(631)
Inventories	(10,429)	(6,027)	4,199
Operating lease liabilities	(30,227)	(17,132)	(13,256)
Collateral on derivatives	14,172	(15,081)	—
Fair value of derivatives, other current and noncurrent assets	(105)	(1,622)	(229)
Other accrued liabilities	4,452	6,205	(3,007)
Prepaid expenses	(1,170)	(179)	1,449
Unearned charter hire revenue	(2,416)	4,015	3,380
Net cash provided by operating activities	298,283	209,171	12,595

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(27,676)	(128,254)	(980)
Advances for vessel purchases	(3,638)	—	(3,250)
Purchase of scrubbers and ballast water treatment systems	(7,307)	(6,712)	(28,377)
Proceeds from hull and machinery insurance claims	286	354	3,944
Proceeds from sale of vessels	14,917	9,163	23,225
Purchase of other fixed assets	(274)	(33)	(54)
Net cash used in investing activities	(23,692)	(125,481)	(5,492)

Cash flows from financing activities:
Proceeds from Global Ultraco Debt Facility	—	300,000	—
Proceeds from New Ultraco Debt Facility	—	16,500	22,550
Proceeds from the Super Senior Facility	—	—	15,000
Proceeds from the revolver loan under New Ultraco Debt Facility	—	55,000	55,000
Proceeds from the revolver loan under the Global Ultraco Debt Facility	—	50,000	—
Proceeds from Holdco Revolving Credit Facility	—	24,000	—
Repayment of term loan under Global Ultraco Debt Facility	(49,800)	(12,450)	—
Repurchase of Convertible Bond Debt	(14,181)	—	—
Repayment of Norwegian Bond Debt	—	(184,356)	(8,000)
Repayment of term loan under New Ultraco Debt Facility	—	(182,930)	(28,734)
Repayment of revolver loan under New Ultraco Debt Facility	—	(55,000)	(55,000)
Repayment of revolver loan under Global Ultraco Debt Facility	—	(50,000)	—
Repayment of revolver loan under Holdco Revolving Credit Facility	—	(24,000)	—
Repayment of revolver loan under Super Senior Facility	—	(15,000)	—
Proceeds from issuance of shares under ATM Offering, net of commissions	—	27,138	—
Proceeds from/(payments on) equity offerings, net of issuance costs	201	(493)	23,498
Financing costs paid to lenders	(18)	(6,351)	(381)
Other financing costs	—	(731)	(142)
Dividends paid	(104,991)	(25,763)	—
Cash received from exercise of stock options	85	56	—
Cash used to settle fractional shares	—	—	(13)
Cash paid for taxes related to net share settlement of equity awards	(2,355)	(1,937)	(1,163)
Net cash (used in)/provided by financing activities	(171,059)	(86,317)	22,615
Net increase/(decrease) in cash, cash equivalents and restricted cash	103,532	(2,627)	29,718
Cash, cash equivalents and restricted cash at beginning of year	86,222	88,849	59,130
Cash, cash equivalents and restricted cash at end of year	$189,754	$86,222	$88,849

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   General Information

The accompanying consolidated financial statements include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries (collectively, the “Company,” “we” or “our” or similar terms). All dollar amounts are stated in U.S. dollars and are presented in thousands, on a rounded basis, using actual amounts, except for per share amounts and unless otherwise noted. Minor differences in totals or percentages may exist due to rounding.

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

The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of its wholly-owned subsidiaries formed in the Republic of the Marshall Islands. The primary activity of each of the subsidiaries is the ownership of a vessel. The operations of the vessels are managed by a directly wholly-owned subsidiary of the Company, Eagle Bulk Management LLC, a Republic of the Marshall Islands limited liability company. Our common stock traded on the Nasdaq Global Select Market under the symbol “EGLE” until January 3, 2023. On January 4, 2023, we transferred the listing of our common stock to the New York Stock Exchange, which continues to trade under the symbol “EGLE.”

As of December 31, 2022, the Company owned and operated a modern fleet of 53 ocean-going vessels, including 26 Supramax and 27 Ultramax vessels, with a combined carrying capacity of 3.20 million deadweight tons (“dwt”) and an average age of approximately 9.6 years. Additionally, the Company chartered-in five Ultramax vessels for remaining lease term of less than one year. The Company also charters-in third-party vessels on a short to medium-term basis. For each of the years ended December 31, 2022, 2021 and 2020, the Company had no charterers which individually accounted for more than 10% of the Company’s gross charter revenue.

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

Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.01 per share. Proportional adjustments were made to the Company’s issued and outstanding common stock, the exercise price and number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references herein to common stock and per share data for all periods presented in these consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the Reverse Stock Split.

Note 2.  Significant Accounting Policies

(a)Principles of Consolidation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) and include the accounts of Eagle Bulk Shipping Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions were eliminated upon consolidation.

(b)Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include fair values of long-lived assets (primarily vessels and operating lease right-of-use assets), impairment of long-lived assets (primarily vessels and operating lease right-of-use assets), stock-based compensation and financial instruments (primarily derivative instruments and Convertible Bond Debt (as defined herein)), residual values of vessels, useful lives of vessels and estimated losses on accounts receivable. Actual results could differ from those estimates.

(c)Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents. The Restricted cash - current balance as of December 31, 2020 related to the proceeds from the sale of vessels, which were restricted pursuant to the terms under the Norwegian Bond Debt (as defined herein).

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$187,155	$86,147	$69,928
Restricted cash - current	—	—	18,846
Restricted cash - noncurrent	2,599	75	75
	$189,754	$86,222	$88,849

(d)Accounts Receivable and Credit Losses: Accounts receivable primarily includes receivables from charterers for time and voyage charter contracts. The Company maintains an allowance for credit losses for expected uncollectible accounts receivable.

The Company maintains an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as voyage expenses in the Consolidated Statements of Operations. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the years ended December 31, 2022, 2021 and 2020, our assessment considered business and market disruptions caused by the conflict between Russia and Ukraine, the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are inherently difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

A summary of activity within allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$1,818	$2,357	$2,472
Provision for credit losses	1,997	358	721
Write-offs of uncollectible amounts	(646)	(897)	(836)
Ending balance	$3,169	$1,818	$2,357

(e)Insurance Claims: Insurance claims are recorded net of any deductible amounts for insured damages, which are recognized when recovery is virtually certain under the related insurance policies and where the Company can make an estimate of the amount to be reimbursed following the insurance claim. Insurance claims are included in accounts receivable in the Consolidated Balance Sheets.

(f)Inventories: Inventories, which consist of bunkers, are stated at cost which is determined on a first-in, first-out method. Lubes and spares are expensed as incurred.

(g)Vessels and Vessel Improvements, At Cost: Vessels are stated at cost, which consists of the contract price, and other direct costs relating to acquiring and placing the vessels in service. Major vessel improvements such as scrubbers and ballast water systems are capitalized and depreciated over the remaining useful lives of the vessels. Depreciation is calculated on a straight-line basis over the estimated useful lives of the vessels based on the cost of the vessels reduced by the estimated scrap value of the vessels as discussed below. The Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. In addition, the Company estimates the scrap value of its vessels to be $300 per lwt.

(h)Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the Company determines that an asset’s carrying amount may not be recoverable, an estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is compared to its carrying amount. The Company uses the 15-year average of one and three year time charter rates as published by a reputable independent third-party shipping broker in its estimation of undiscounted cash flows. When an asset’s estimated undiscounted cash flows is less than its carrying amount, the Company will record an impairment loss. Measurement of an impairment loss is based on the amount by which an asset’s carrying amount exceeds its estimated fair value. The Company uses information obtained from independent third-parties in its estimation of the fair values (basic charter-free market value) of its vessels. The Company reviews, on an annual basis, the assumptions used in the estimation of undiscounted cash flows. We did not recognize any impairment charges on our vessels and vessel improvements for the years ended December 31, 2022, 2021 and 2020.

(i)Accounting for Drydocking Costs: The Company follows the deferral method of accounting for drydocking costs whereby actual costs incurred are deferred and are amortized on a straight-line basis over the period through the date the next drydocking is required to become due, generally 30 months for vessels that are 15 years old or more and 60 months for vessels that are less than 15 years old. Costs deferred as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements. Certain costs are capitalized during drydocking if they are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs that are deferred include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized drydocking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss in the year of the vessels’ sale. Unamortized drydocking costs are written off as drydocking expense if the vessels are drydocked before the expiration of the applicable amortization period.

(j)Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt using the effective interest method. Unamortized deferred financing costs are written off when the related debt is repaid or refinanced and such amounts are expensed in the period the repayment or refinancing is made. Such amounts are classified as a reduction of the long-term debt balance on the Consolidated Balance Sheets.

(k)Other Fixed Assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight-line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over three years. Depreciation expense for other fixed assets for the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $0.3 million and $0.3 million, respectively.

(l)Leases: Operating lease liabilities are recognized at the lease commencement date based on the net present value of fixed lease payments and variable lease payments that depend on an index or rate using the discount rate implicit in the lease, or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. The Company’s incremental borrowing rate is the rate that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to a lease’s lease payments in a similar economic environment. Operating lease right-of-use assets are generally recognized based on the related lease liabilities. Operating lease liabilities and right-of-use assets are recognized for leases with a lease term (which includes periods covered by options to extend if the Company is reasonably certain to exercise that option) that is greater than twelve months.

Operating lease right-of-use assets are assessed for any potential impairment on each balance sheet date or whenever events or changes in circumstances indicate that an asset group’s carrying value may not be recoverable. The Company uses BSI forward curve data and time charter market rates that best align to an operating lease’s remaining lease term as published by independent third-party sources in its estimation of undiscounted cash flows. For the years ended December 31, 2022 and 2020, the Company recorded an impairment charge of $2.2 million and $0.4 million on operating lease right-of-use assets. No impairment charge on operating lease right-of-use assets was recorded for the year ended December 31, 2021.

Time charter-out contracts are accounted for as operating leases as (i) the vessel is an identifiable asset, (ii) the Company does not have substantive substitution rights and (iii) the charterer has the right to control the use of the vessel during the contractual term of the related time charter agreement and derives an economic benefit from its use. Under time charter-out contracts, the Company does not separate lease and non-lease components as the timing and pattern of transfer of lease and non-lease components are the same and the lease components, if accounted for separately, would be classified as an operating lease.

(m)Revenue Recognition: Revenues are derived from time and voyage charters.

Revenues from time charter contracts, which are accounted for as operating leases, are recognized on a straight-line basis over the contractual term of the related time charter agreement.

Voyage charter contracts generally consist of a single performance obligation of transportation of cargo within a specified period of time. This performance obligation is satisfied over time as the related voyage progresses and the related revenue is recognized on a straight-line basis over the estimated relative transit time (in voyage days) from the commencement of the loading of cargo to the completion of discharge, provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable and collectability is reasonably assured.

(n)Voyage Expenses and Vessel Operating Expenses: Voyage expenses primarily consists of bunker costs, port charges, canal tolls and the cost of cargo handling operations incurred under voyage charter contracts. Similar costs under time charter contracts are the responsibility of the Company’s customers (the charterer) and are not recorded by the Company. Brokerage commissions incurred under time charter and voyage charter contracts are also included in voyage expenses. Brokerage commissions are deferred and recognized over the related contractual charter term. Vessel operating expenses primarily consists of crewing, vessel repairs and maintenance and vessel insurance costs. Except for brokerage commissions, voyage expenses and vessel operating expenses are expensed as incurred on an accrual basis.

At the inception of a time charter, the Company records the difference between the cost of bunkers from the previous charterer and the cost of bunkers sold to the current charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain of $8.1 million, $6.3 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, voyage expenses include the cost of bunkers consumed during the ballast period for time charter voyages. The ballast period starts from the completion of the previous voyage and ends on the delivery of the vessel to the current charterers.

(o)Unearned Charter Hire Revenue: Unearned charter hire revenue represents cash received from charterers prior to the time such amounts are earned. These amounts are recognized as revenue as services are provided in future periods.
(p)Protection and Indemnity Insurance: The Company’s protection and indemnity insurance is subject to additional premiums referred to as “back calls” or “supplemental calls” which are accounted for on an accrual basis over the related coverage period and are recorded in vessel operating expenses.

(q)Earnings Per Share: The computation of basic net income/(loss) per share is based on income available to common stockholders divided by the weighted average number of common shares outstanding for the reporting period. Diluted net income/(loss) per share gives effect to dilutive securities, unless the impact of such securities is anti-dilutive.

(r)Interest Rate Risk Management: The Company is exposed to the impact of changes in benchmark interest rates on its outstanding debt under the Term Facility and Revolving Facility as part of the Global Ultraco Debt Facility (as each of these terms is defined below.) The Company manages its exposure to the impact of changes in benchmark interest rates on its earnings and cash flows through the use of interest rate swap derivative instruments. See Note 7, Debt and Note 8, Derivative Instruments for additional details.

(s)Federal Taxes: The Company is a Republic of the Marshall Islands Corporation. For the years ended December 31, 2022, 2021 and 2020, the Company believes that its operations qualify for Internal Revenue Code Section 883 exemption and therefore are not subject to United States federal taxes on United States source shipping income.

(t)Stock-Based Compensation: The Company generally measures stock-based compensation based on the fair value of the award at the date of grant and recognizes the related expense over the vesting period on a straight-line basis using the graded vesting method. The grant date fair value of stock options is generally estimated using the Black-Scholes option pricing model. The grant date fair value of stock-based compensation awards that are contingent upon a total shareholder return-based market condition is generally estimated using a Monte Carlo simulation model. Expense for stock-based compensation awards that include performance conditions are initially calculated and subsequently remeasured based on the outcome deemed probable of occurring, and recognized over the vesting period, with the ultimate amount of expense recognized based on the actual performance outcome. Expense for stock-based compensation awards that include market conditions are calculated based on grant date fair value and recognized over the vesting period, whether or not, and regardless to what extent, the market condition is satisfied. Forfeitures of stock-based compensation are accounted for as they occur. See Note 14, Stock Incentive Plans, for additional information.

(u)Collateral on Derivatives: The Company separately presents the right to reclaim cash collateral or the obligation to return cash collateral from the fair value of derivative instruments. The amount of collateral required to be posted is defined in the terms of respective master agreements executed with counterparties or exchanges and is required when agreed-upon threshold limits are exceeded. As of December 31, 2022 and 2021, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $0.9 million and $15.1 million, respectively, which is recorded within Collateral on derivatives in the Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, the entity will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The Company adopted ASU 2020-06 as of January 1, 2022 under the modified retrospective approach. Accordingly, the Convertible Bond Debt will no longer require bifurcation and separate accounting of its equity component. The related debt discount will no longer be amortized to interest expense over the life of the bond and thus an adjustment to beginning retained earnings of $8.7 million was recorded within Accumulated deficit reflecting the cumulative impact of adoption. Additionally, a $20.7 million reduction to Additional paid-in capital was recorded to reverse the equity component and an offsetting $12.0 million was recorded within Convertible Bond Debt, net of debt discount and debt issuance costs as a reversal of the debt discount.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. ASU 2020-04 is optional and effective for all entities as of March 12, 2020 and may be applied prospectively to contract modifications made on or before December 31, 2024 (as extended by ASU 2022-06, Deferral of the Sunset Date of Topic 848). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope (“ASU 2021-01”), which clarifies certain provisions in Topic 848, if elected by an entity, to apply to derivative instruments that use interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The Company has not yet modified any contracts under the expedients or exceptions allowed by ASU 2020-04 or ASU 2021-01. If and when a contract modification within the scope of ASU 2020-04 occurs, it is not expected to have a material impact on our consolidated financial statements.

Note 3. Supplemental Cash Flow Information

Cash paid for interest for the years ended December 31, 2022, 2021 and 2020 totaled $16.5 million, $26.0 million and $29.6 million, respectively.
A summary of non-cash investing and financing activities for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Accruals for the purchase of vessels and vessel improvements	$30	$73	$—
Accruals for the purchase of scrubbers and ballast water treatment systems	$388	$3,307	$3,155
Accruals for debt and equity issuance costs	$—	$—	$260
Accruals for dividends payable	$2,245	$491	$—
Fair value of warrants issued as consideration for the purchase of vessels	$—	$10,680	$—

Note 4.  Vessels and Vessel Improvements

As of December 31, 2022, the Company’s owned fleet consisted of 53 drybulk vessels.

During the fourth quarter of 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built Ultramax bulkcarrier for total consideration of $24.3 million. The Company paid a deposit of $3.6 million on this vessel as of December 31, 2022. The vessel was delivered to the Company during the first quarter of 2023.

During the third quarter of 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built scrubber-fitted Ultramax bulkcarrier for total consideration of $27.5 million. The vessel was delivered to the Company during the fourth quarter of 2022.

During the second quarter of 2022, the Company signed a memorandum of agreement to sell the vessel Cardinal (a 2004-built Supramax) for total consideration of $15.8 million. The vessel was delivered to the buyer during the third quarter of 2022. The Company recorded a gain of $9.3 million upon sale of the vessel in the Consolidated Statement of Operations for the year ended December 31, 2022.

During the second quarter of 2021, the Company signed a memorandum of agreement to sell the vessel Tern (a 2003-built Supramax) for total net consideration of $9.2 million after commissions and associated selling expenses. The vessel was delivered to the buyer during the third quarter of 2021. The Company recorded a gain of $4.0 million and wrote off $0.3 million of unamortized drydock costs upon sale of the vessel in the Consolidated Statement of Operations for the year ended December 31, 2021.

During the second quarter of 2021, the Company entered into memorandum of agreements to acquire two high-specification 2015-built, scrubber-fitted Ultramax bulkcarriers. This acquisition was partially financed with cash on hand, which included proceeds raised from equity issued under the Company’s ATM Offering. The total cost of the vessels acquired including the direct costs of acquisition was $42.2 million. The Company took delivery of the two vessels in each of the third and fourth quarters of 2021.

During the first quarter of 2021, the Company entered into another series of memorandum of agreements to purchase four vessels. The first vessel was a high-specification 2017-built, scrubber-fitted Ultramax bulkcarrier for a total purchase price of $15.3 million and a warrant convertible into 212,315 common shares of the Company. The remaining three vessels were 2011-built, Crown-58 Supramax bulkcarriers that were purchased for a total purchase price of $20.5 million and a warrant convertible into 329,583 common shares of the Company. The above mentioned prices include direct expenses of acquisition. Common shares were issuable upon exercise of warrants on a pro-rata basis in connection with each vessel delivery. The warrants were measured at fair value on the date of the memorandum of agreement and recorded as Vessels and vessel improvements in the Consolidated Balance Sheets when the Company took delivery of the vessels. The fair value of the warrants for the total of 541,898 common shares was approximately $10.7 million as of the date of the memorandum of agreements for each vessel. The Company took delivery of the four vessels during the second and third quarters of 2021 and issued 541,898 shares of common stock upon conversion of outstanding warrants.

During the fourth quarter of 2020, the Company entered into a series of memorandum of agreements to purchase two high-specification 2015-built, scrubber-fitted Ultramax bulkcarriers and one high-specification 2016-built, scrubber fitted Ultramax bulkcarrier for a total purchase price of $51.5 million including direct expenses of acquisition. The Company paid a deposit of $3.3 million on these vessels as of December 31, 2020. The Company took delivery of the vessels during the first quarter of 2021.

In 2018, the Company entered into a contract for the purchase of BWTS for its owned vessels. As of December 31, 2022, 48 of our owned vessels have BWTS installed. For the year ended December 31, 2022, the Company recorded $8.2 million in Vessels and vessel improvements in the Consolidated Balance Sheet related to the acquisition and installation of BWTS. As of December 31, 2022, the Company made payments of $2.0 million related to BWTS that are expected to be acquired and installed during scheduled drydockings in 2023 and are recorded in Advances for ballast water systems and other assets in the Consolidated Balance Sheet.

Activity within Vessels and vessel improvements for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Beginning balance	$908,076	$810,714
Transfer from advances paid for vessel purchases	—	3,250
Purchase of vessels and vessel improvements	28,289	128,326
Fair value of warrants issued as consideration for vessel purchases	—	10,680
Sale of vessels	(5,592)	(4,886)
Purchase of scrubbers and BWTS	8,794	4,589
Depreciation expense	(47,690)	(44,597)
Ending balance	$891,877	$908,076

Note 5.  Deferred Drydock Costs

Activity within Deferred drydock costs, net for the years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Beginning Balance	$37,093	$24,154
Drydocking expenditures	18,422	21,906
Accrued drydocking expenditures	589	—
Amortization expense	(13,244)	(8,656)
Write-off due to sale of vessels	(11)	(311)
Ending Balance	$42,849	$37,093

Note 6.  Other Accrued Liabilities

Other accrued liabilities consists of the following:

	December 31, 2022	December 31, 2021
Vessel and voyage expenses	$11,877	$7,468
General, administrative and other operating expenses	8,516	8,556
BWTS and drydocking costs	2,666	1,743
Dividends payable	1,038	226
	$24,097	$17,994

Note 7. Debt

Long-term debt consists of the following:

	December 31, 2022	December 31, 2021
Convertible Bond Debt	$104,119	$114,119
Debt discount and debt issuance costs - Convertible Bond Debt	(620)	(13,165)
Convertible Bond Debt, net of debt discount and debt issuance costs	103,499	100,954
Global Ultraco Debt Facility	237,750	287,550
Debt discount and debt issuance costs - Global Ultraco Debt Facility	(6,767)	(8,460)
Less: Current portion - Global Ultraco Debt Facility	(49,800)	(49,800)
Global Ultraco Debt Facility, net of debt issuance costs	181,183	229,290
Total long-term debt	$284,682	$330,244

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

During the year ended December 31, 2022, the Company repurchased $10.0 million in aggregate principal amount of Convertible Bond Debt for $14.2 million in cash and cancelled the repurchased debt. Accordingly, a $4.2 million loss on debt extinguishment was recorded in the Consolidated Statement of Operations for the year ended December 31, 2022. As a result of these repurchases, the Company’s weighted average diluted shares for the year ended December 31, 2022 decreased by 306,947 shares.

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

Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The conversion rate of the Convertible Bond Debt after adjusting for the Reverse Stock Split and the Company’s cash dividends declared through December 31, 2022 is 30.6947 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt, which is equivalent to a conversion price of approximately $32.58 per share of its common stock (subject to further adjustments for future dividends).

Upon conversion of the remaining bonds, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, to the holder (subject to shareholder approval requirements in accordance with the listing standards of the New York Stock Exchange).

If the Company undergoes a fundamental change, as set forth in the Indenture, each holder may require the Company to repurchase all or part of their Convertible Bond Debt for cash in principal amounts of $1,000 or a multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Convertible Bond Debt to be repurchased, plus accrued and unpaid interest. If, however, the holders elect to convert their Convertible Bond Debt in connection with the fundamental change, the Company will be required to increase the conversion rate of the Convertible Bond Debt at a rate determined by a combination of the date the fundamental change occurs and the stock price of the Company’s common stock on such date.

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

For the years ended December 31, 2021 and 2020, the Company attributed a portion of the proceeds to the equity component within the Convertible Bond Debt and the resulting debt discount was amortized using the effective interest method over the expected life of the Convertible Bond Debt as interest expense. As of January 1, 2022, in connection with the adoption of ASU 2020-06, a $20.7 million reduction to Additional paid-in capital was recorded to reverse the equity component, an offsetting $12.0 million was recorded to Convertible Bond Debt, net of debt discount and debt issuance costs as a reversal of the debt discount and an adjustment to beginning retained earnings of $8.7 million was recorded within Accumulated deficit reflecting the cumulative impact of adoption. See Note 2, Significant Accounting Policies, for discussion of the impact of ASU 2020-06 on the accounting for the Convertible Bond Debt.

Share Lending Agreement

In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the “Share Lending Agreement”) to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt, which in turn entered into an arrangement to borrow the shares from an entity affiliated with Oaktree Capital Management, L.P., one of the Company’s shareholders. The number of shares under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of December 31, 2022, the fair value of the 511,840 outstanding loaned shares was $25.6 million based on the closing price of the common stock on December 31, 2022. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of JCS in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of borrowed shares, the loaned shares are not considered issued and outstanding for accounting purposes and for the purpose of computing and reporting the Company’s basic and diluted weighted average shares or earnings per share. If JCS were to file bankruptcy or commence similar administrative, liquidating or restructuring proceedings, the Company will have to consider the 511,840 shares lent to JCS as issued and outstanding for the purposes of calculating earnings per share.

Global Ultraco Debt Facility

On October 1, 2021, Eagle Bulk Ultraco LLC (“Eagle Ultraco”), a wholly-owned subsidiary of the Company, along with certain of its vessel-owning subsidiaries, as guarantors, entered into a new senior secured credit facility (the “Global Ultraco Debt Facility”) with the lenders party thereto (the “Lenders”) Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), Skandinaviska Enskilda Banken AB (PUBL), Danish Ship Finance A/S, Nordea Bank ABP, Filial I Norge, DNB Markets Inc., Deutsche Bank AG and ING Bank N.V., London Branch. The Global Ultraco Debt Facility provides for an aggregate principal amount of $400.0 million, which consists of (i) a term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Facility”) to be used for refinancing the outstanding debt including accrued interest and commitment fees under the Holdco Revolving Credit Facility, New Ultraco Debt Facility and Norwegian Bond Debt (collectively, the “Previous Debt Facilities”), which are discussed below and for general corporate purposes. The Company paid fees of $5.8 million to the Lenders in connection with the transaction.

The Global Ultraco Debt Facility has a maturity date of five years from the date of borrowing on the Term Facility, which is October 1, 2026. Outstanding borrowings bear interest at a rate of LIBOR plus 2.10% to 2.80% per annum, depending on certain metrics such as the Company’s financial leverage ratio and meeting sustainability linked criteria. Repayments of $12.45 million are due quarterly beginning on December 15, 2021, with a final balloon payment of all outstanding principal and accrued interest due upon maturity. The loan is repayable in whole or in part without premium or penalty prior to the maturity date subject to certain requirements stipulated in the Global Ultraco Debt Facility. Commitment fees accrue at a rate per annum equal to 40% of the higher of (i) the Applicable Margin (as defined within the Global Ultraco Debt Facility) and (ii) 2.45% on the undrawn portion of the Revolving Facility.

The Global Ultraco Debt Facility is secured by 49 of the Company’s vessels. The Global Ultraco Debt Facility contains certain standard affirmative and negative covenants along with financial covenants. The financial covenants include: (i) a minimum consolidated liquidity based on the greater of (a) $0.6 million per vessel owned directly or indirectly by the Company or (b) 7.5% of the Company’s total debt; (ii) a debt to capitalization ratio not greater than 0.60:1.00; (iii) maintaining positive working capital and (iv) a ratio of the fair market value of encumbered vessels to the aggregate principal amount outstanding under the Global Ultraco Debt Facility of at least 140%. As of December 31, 2022, the Company was in compliance with all applicable financial covenants under the Global Ultraco Debt Facility.

Pursuant to the Global Ultraco Debt Facility, the Company borrowed $350.0 million and together with cash on hand repaid the outstanding debt, accrued interest and commitment fees under the Holdco Revolving Credit Facility and New Ultraco Debt Facility. Concurrently, the Company issued a 10 day call notice to redeem the outstanding bonds under the Norwegian Bond Debt (as defined herein). Additionally, in October 2021, the Company entered into four interest rate swaps for the notional amount of $300.0 million of the Term Facility under the Global Ultraco Debt Facility at a fixed interest rate ranging between 0.83% and 1.06% to hedge the LIBOR-based floating interest rate (see Note 8, Derivative Instruments, for additional details).

As of December 31, 2022, there are no amounts outstanding under the Revolving Facility.

Holdco Revolving Credit Facility

On March 26, 2021, Eagle Bulk Holdco LLC (“Holdco”), a wholly-owned subsidiary of the Company entered into a Credit Agreement (“Holdco Revolving Credit Facility”) made by and among (i) Holdco, as borrower, (ii) the Company and certain wholly-owned vessel-owning subsidiaries of Holdco, as joint and several guarantors, (iii) the banks and financial institutions named therein as lenders (together with their successors and assigns, the “RCF Lenders”), (iv) Crédit Agricole and Nordea Bank ABP, New York Branch, as mandated lead arrangers and (v) Crédit Agricole, as arranger, facility agent and security trustee for the RCF Lenders. Borrowings under the Holdco Revolving Credit Facility were repaid in full on October 1, 2021 from the proceeds of the Global Ultraco Debt Facility. Certain of the lenders in the Holdco Revolving Credit Facility are also lenders in the Global Ultraco Debt Facility, and therefore, the Company accounted for the repayment as a debt modification. Unamortized debt issuance costs related to the Holdco Revolving Debt Facility were deferred and will be amortized over the remaining term of the Global Ultraco Debt Facility.

New Ultraco Debt Facility

On January 25, 2019, Ultraco Shipping LLC (“Ultraco”), a wholly-owned subsidiary of the Company, entered into a senior secured credit facility, (the “New Ultraco Debt Facility”), which provided for a term loan facility and a revolving credit facility. The proceeds from the New Ultraco Debt Facility were used to repay in full the outstanding debt including accrued interest under a credit agreement entered into by Ultraco on June 28, 2017 and a credit agreement entered into by Eagle Shipping LLC, a wholly-owned subsidiary of the Company, on December 8, 2017 and for general corporate purposes. The Company repaid the New Ultraco Debt Facility in full from the proceeds of the Global Ultraco Debt Facility on October 1, 2021. Certain of the lenders in the New Ultraco Debt Facility are also lenders in the Global Ultraco Debt Facility, and therefore, the Company accounted for the repayment as a debt modification. Unamortized debt issuance costs related to the New Ultraco Debt Facility were deferred and will be amortized over the remaining term of the Global Ultraco Debt Facility.

Super Senior Facility

On December 8, 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company (“Shipco”) entered into a revolving credit facility in an aggregate amount of up to $15.0 million (the “Super Senior Facility”). During the third quarter of 2021, the Company cancelled the Super Senior Facility. There were no outstanding amounts under the facility, and the Company recorded $0.1 million as Loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2021.

Norwegian Bond Debt

On November 28, 2017, Shipco issued $200.0 million in aggregate principal amount of 8.25% Senior Secured Bonds (the “Norwegian Bond Debt”). After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Norwegian Bond Debt was approximately $195.0 million. Interest on the Norwegian Bond Debt accrued at a rate of 8.25% per annum and the Norwegian Bond Debt were to mature on November 28, 2022.

In October 2021, the Company issued a 10 day call notice to redeem the outstanding bonds under the Norwegian Bond Debt at a redemption price of 102.475% of the nominal amount of each bond. Pursuant to the bond terms, the Company paid $185.6 million consisting of $176.0 million par value of the outstanding bonds, accrued interest of $5.2 million and $4.4 million of a call premium to repay the Norwegian Bond Debt in full on October 18, 2021. The repayment of the Norwegian Bond Debt was considered a debt extinguishment, and therefore, the call premium of $4.4 million and the unamortized debt discount and debt issuance costs of $1.6 million were recorded as Loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2021.

A summary of interest expense for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Convertible Bond Debt interest	$5,547	$5,738	$5,738
Global Ultraco Debt Facility interest (1)	8,310	2,474	—
Norwegian Bond Debt interest	—	11,710	15,298
New Ultraco Debt Facility interest (2)	—	4,335	7,612
Holdco Revolving Credit Facility interest	—	314	—
Super Senior Facility interest	—	30	216
Amortization of debt discount and debt issuance costs	2,130	7,083	6,272
Commitment fees on revolving facilities	994	573	256
	$16,981	$32,257	$35,393

(1) Interest expense on the Global Ultraco Debt Facility includes a reduction of $1.9 million of interest and $0.5 million of interest from interest rate derivatives designated as hedging instruments for the years ended December 31, 2022 and 2021, respectively. See Note 8, Derivative Instruments for additional information.
(2) Interest expense on the New Ultraco Debt Facility includes $0.5 million and $0.3 million of interest from interest rate derivatives designated as hedging instruments for the year ended December 31, 2021 and 2020, respectively. See Note 8, Derivative Instruments for additional information.

The following table presents the weighted average effective interest rate on the Company’s debt obligations, including the amortization of debt discounts and debt issuance costs and costs associated with commitment fees on revolving facilities for the years ended December 31, 2022, 2021 and 2020. In addition, the following table presents the range of contractual interest rates on the Company’s debt obligations, excluding the impact of costs associated with commitment fees on revolving facilities for the years ended December 31, 2022, 2021 and 2020.

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Weighted average effective interest rate	5.00%	6.31%	6.73%
Range of interest rates	2.35% to 6.87%	2.24% to 8.25%	2.24% to 8.25%

Scheduled Debt Maturities

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years.

	Global Ultraco Debt Facility	Convertible Bond Debt (1)	Total
2023	$49,800	$—	$49,800
2024	49,800	104,119	153,919
2025	49,800	—	49,800
2026	88,350	—	88,350
2027	—	—	—
	$237,750	$104,119	$341,869

(1)This amount represents the aggregate principal amount of the Convertible Bond Debt outstanding that would be repaid, in cash, at the election of the Company, upon maturity.

Note 8.  Derivative Instruments

Interest rate swaps

The Company uses interest rate swaps to manage its exposure to interest rate risk on its debt. Generally, the Company enters into interest rate swaps with the objective of effectively converting debt from a floating-rate to a fixed-rate obligation.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same line item in the Consolidated Statements of Operations as the earnings effect of the hedged item.

In October 2021, the Company entered into certain interest rate swaps with a total notional amount of $300.0 million with fixed interest rates between 0.83% and 1.06% to hedge the LIBOR-based floating interest rate on the Term Facility. These interest rate swaps are settled in a manner that is consistent with the principal payments required on the Term Facility and ultimately expire on December 15, 2025, which coincides with the maturity date of the Term Facility. These interest rate swaps were designated as cash flow hedging instruments.

In 2020, the Company entered into certain interest rate swaps with a total notional amount of $174.2 million to hedge the LIBOR-based floating interest rate on debt under the New Ultraco Debt Facility. In August 2021, the Company cancelled certain interest rate swaps with a total notional amount of $150.8 million and entered into an interest rate swap with a notional amount of $143.0 million, which was subsequently cancelled on October 1, 2021 upon repayment of the New Ultraco Debt Facility.

As of December 31, 2022, the Company had the following outstanding interest rate swaps that were designated and qualified as cash flow hedges.

Range of Fixed Rates	Weighted Average Fixed Rate	Notional Amount Outstanding
0.83% to 1.06%	0.87%	$237,750

The effect of these derivative instruments on the Consolidated Balance Sheets as of December 31, 2022 and 2021 is as follows:

	Fair Value of Derivative Assets/(Liabilities)
	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Interest rate contracts - interest rate swaps
	Fair value of derivative assets - current	$8,479	$—
	Fair value of derivative assets - noncurrent	8,184	3,112
		$16,663	$3,112

	Fair value of derivative liabilities - current	$—	$(885)
	Fair value of derivative liabilities - noncurrent	—	—
		$—	$(885)

The effect of these instruments on the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Gain/(Loss) Recognized in Other Comprehensive Income/(Loss) for the Years Ended				Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Earnings for the Years Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2022	December 31, 2021	December 31, 2020	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	December 31, 2022	December 31, 2021	December 31, 2020
Interest rate contracts
Interest rate swaps	$16,609	$2,106	$(1,021)	Interest expense	$1,947	$(913)	$111

Of the amount recorded in Accumulated other comprehensive income as of December 31, 2022, $8.8 million is expected to be reclassified into earnings within the next twelve months.

Forward freight agreements and bunker swaps

The Company uses forward freight agreements (“FFAs”) and bunker swaps to manage its exposure to changes in freight rates and market bunker prices, respectively. Generally, the Company enters into FFAs with the objective of effectively fixing freight rates for forecasted charter hire transactions and the Company enters into bunker swaps with the objective of effectively fixing forecasted bunker transactions. The Company utilizes these derivative instruments to economically hedge these risks and does not designate them as hedging instruments. As of December 31, 2022, $0.3 million of collateral was pledged related to outstanding forward freight agreements. See Note 2, Significant Accounting Policies, for a discussion of the Company’s policy on collateral on derivatives.

For derivative instruments that are not designated as hedging instruments, changes in the fair value of the instruments and the gain or loss ultimately realized upon settlement of the derivative are reported in Realized and unrealized (gain)/loss on derivative instruments, net in the Consolidated Statements of Operations.

For our bunker swaps, the Company may enter into master netting, collateral and offset agreements with counterparties. As of December 31, 2022, the Company has International Swaps and Derivatives Association agreements with five financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the two counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral, when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not expect non-performance by any of the counterparties to the Company’s bunker swap transactions. As of December 31, 2022, $0.5 million of collateral was pledged related to outstanding bunker swaps. See Note 2, Significant Accounting Policies, for a discussion of the Company’s policy on collateral on derivatives.

As of December 31, 2022, the Company had outstanding bunker swap agreements to purchase 5,500 metric tons of low sulphur fuel oil for prices ranging between $492 and $587 per metric ton that will expire during the first quarter of 2023.

A summary of outstanding FFAs as of December 31, 2022 is as follows:

FFA Period	Average FFA Contract Price(1)	Number of Days Hedged
Quarter ending March 31, 2023 - Buy Positions	$14,390	(225)
Quarter ending March 31, 2023 - Sell Positions	$14,525	180
Quarter ending June 30, 2023 - Buy Positions	$14,390	(225)
Quarter ending June 30, 2023 - Sell Positions	$14,525	180
Quarter ending September 30, 2023 - Buy Positions	$14,390	(225)
Quarter ending September 30, 2023 - Sell Positions	$14,525	180
Quarter ending December 31, 2023 - Buy Positions	$14,000	(180)
Quarter ending December 31, 2023 - Sell Positions	$14,525	180
(1)Presented in whole dollars.

The effect of these derivative instruments on the Consolidated Balance Sheets as of December 31, 2022 and 2021 is as follows:

	Fair Value of Derivative Assets/(Liabilities)
	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Commodity contracts - FFAs
	Fair value of derivative assets - current	$—	$4,326
	Fair value of derivative assets - noncurrent	—	—
		$—	$4,326

	Fair value of derivative liabilities - current	$(70)	$(3,368)
	Fair value of derivative liabilities - noncurrent	—	—
		$(70)	$(3,368)

Commodity contracts - bunker swaps
	Fair value of derivative assets - current	$—	$343
	Fair value of derivative assets - noncurrent	—	—
		$—	$343

	Fair value of derivative liabilities - current	$(93)	$—
	Fair value of derivative liabilities - noncurrent	—	—
		$(93)	$—

The effect of these instruments on the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 is as follows:

		(Gain)/Loss Recognized in Earnings for the Years Ended
Derivatives not designated as hedging instruments	Location in Consolidated Statements of Operations	December 31, 2022	December 31, 2021	December 31, 2020
Commodity contracts
FFAs	Realized and unrealized (gain)/loss on derivative instruments, net	$(9,969)	$41,197	$4,534
Bunker Swaps	Realized and unrealized (gain)/loss on derivative instruments, net	(3,890)	(2,953)	(9,361)
		$(13,859)	$38,244	$(4,827)

Note 9. Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents and restricted cash—Carrying values reported in the Consolidated Balance Sheets approximate fair value due to their highly liquid and short-term nature.

Collateral on derivatives—Carrying values reported in the Consolidated Balance Sheets approximate fair value due to their short-term nature.

Long-term debt—The fair value of Convertible Bond Debt, which is traded in the over-the-counter market, is estimated based on quoted prices in markets that are not active on identical instruments. The carrying amount of the Term Facility under the Global Ultraco Debt Facility approximates its fair value, due to its variable interest rates.

Derivative assets and liabilities—The fair value of derivative assets and liabilities, which includes interest rate swaps, FFAs and bunker swaps, is estimated using observable inputs for similar instruments as of the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.

The carrying value of other financial assets and liabilities (primarily accounts receivable, accounts payable and other accrued expenses) approximate their fair value due to the relative short-term nature of the instruments.

The Company defines fair value, establishes a framework for measuring fair value and provides disclosures about fair value measurements. The fair value hierarchy for disclosure of fair value measurements is as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active or other observable inputs.
•Level 3 – Inputs that are unobservable.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

		Fair Value
	Carrying Value (1)	Level 1	Level 2
December 31, 2022
Assets
Cash, cash equivalents and restricted cash	$189,754	$189,754	$—
Collateral on derivatives	909	909	—
Fair value of derivative assets - current	8,479	—	8,479
Fair value of derivative assets - noncurrent	8,184	—	8,184
Liabilities
Global Ultraco Debt Facility (1)(2)	237,750	—	237,750
Convertible Bond Debt (1)(3)	104,119	—	172,661
Fair value of derivative liabilities - current	163	—	163

		Fair Value
	Carrying Value (1)	Level 1	Level 2
December 31, 2021
Assets
Cash, cash equivalents and restricted cash	$86,222	$86,222	$—
Collateral on derivatives	15,081	15,081	—
Fair value of derivative assets - current	4,669	—	4,669
Fair value of derivative assets - noncurrent	3,112	—	3,112
Liabilities
Global Ultraco Debt Facility (1)(2)	287,550	—	287,550
Convertible Bond Debt (1)(3)	114,119	—	147,499
Fair value of derivative liabilities - current	4,253	—	4,253
(1)Carrying value represents outstanding principal amount and excludes debt discounts and debt issuance costs.
(2)The fair value of the liabilities is based on the required repayment to the lenders if the debt was discharged in full on December 31, 2022 and 2021.
(3)The fair value of the Convertible Bond Debt is based on pricing data (including observable trade information) sourced from Bloomberg.com.

Note 10.  Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business, principally personal injury and property casualty claims. Generally, we expect that such claims would be covered by insurance, subject to customary deductibles. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

Certain routine commercial claims have been asserted against the Company that relate to contractual disputes with certain of our charterers. The nature of these disputes involve disagreements over losses claimed by charterers during or as a result of the performance of certain voyage charters, including but not limited to delays in the performance of the charters and offhire during the charters. The related legal proceedings are at various stages of resolution.

In March 2021, the U.S. government began investigating an allegation that one of the Company’s vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is ongoing, and although at this time we do not believe that this matter will have a material impact on the Company, our financial condition or results of operations, we cannot determine what penalties, if any, will be imposed. We have posted a surety bond as security for any potential fines, penalties or associated costs that may be incurred, and the Company is cooperating fully with the U.S. government in its investigation of this matter.

We have not been involved in any legal proceedings, other than as disclosed above, which we believe may have, or have had, a significant effect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened, other than as described above, which we believe may have a significant effect on our business, financial position and results of operations or liquidity. However, these proceedings, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

In accordance with US GAAP, the Company accrues for contingent liabilities when it is probable that such a liability has been incurred and the amount of loss can be reasonably estimated. The Company evaluates its outstanding legal proceedings each quarter to assess its contingent liabilities and adjusts such liabilities, as appropriate, based on management’s best judgment after consultation with counsel. The Company’s costs associated with contingent liabilities for the years ended December 31, 2022, 2021 and 2020 were $4.8 million, $2.8 million and less than $0.1 million, respectively. There is no assurance that the Company’s contingent liabilities will not need to be adjusted in the future.

Note 11. Leases

The following are the types of contracts the Company has, which are accounted for under lease guidance, ASC 842:

Time charter-out contracts

The Company’s shipping revenues are principally generated from time charters and voyage charters. In a time charter contract, the vessel is hired by the charterer for a specified period of time in exchange for consideration which is based on a daily hire rate. The charterer has the full discretion over the ports visited, shipping routes and vessel speed. The contract/charter party generally provides typical warranties regarding the speed and performance of the vessel. The charter party generally has some owner protective restrictions such that the vessel is sent only to safe ports by the charterer, subject always to compliance with applicable sanction laws, and carry only lawful or non-hazardous cargo. In a time charter-out contract, the Company is responsible for costs incurred for running the vessel (e.g., crew costs, vessel insurance, repairs and maintenance and lubes) and the charterer is responsible for voyage-related costs (e.g., bunker costs, port charges and canal tolls) during the hire period. Lease terms for time charter-out contracts generally range from 30 days to 2 years, however, typically include options to extend the lease term. Time charter-out contracts are accounted for as operating leases. The Company records revenue generated from time charter-out contracts on a straight-line basis over the term of the respective time charter agreements as Revenues, net in the Consolidated Statements of Operations. See Note 12, Revenue for additional details.

A summary of lease payments expected to be received on fixed time charter-out contracts, net of commission, assuming no off-hire days, other than those related to scheduled interim or special surveys of the related vessel and excluding any voyage expenses associated with such contracts, as of December 31, 2022 is as follows:

Year:	Time Charter-Out Contracts
2023	$32,715
2024	—
2025	—
2026	—
2027	—
Thereafter	—
$32,715

Time charter-in contracts

The Company charters in vessels to supplement our own fleet and employs them on both time charters and voyage charters. Lease terms for time charter-in contracts generally range from 30 days to 2 years, however, typically include options to extend the lease term. Lease terms typically commence upon delivery of the vessel to the lessee. Time charter-in contracts are accounted for as operating leases. The Company records operating lease cost for time charter-in contracts as Charter hire expenses in the Consolidated Statements of Operations on a straight-line basis over the lease term. Due to the volatility of freight rates, the Company generally concludes that it is not reasonably certain to exercise any options to extend the lease term at lease commencement.

Generally, the implicit borrowing rate within time charter-in contracts cannot be readily determined; therefore, the Company uses its incremental borrowing rate in initially measuring operating lease liabilities and related right-of-use assets. The Company utilizes its implied credit rating and related yield curve data to determine its incremental borrowing rate at lease commencement based on the related lease term.

A summary of time charter-in contracts with lease terms greater than twelve months outstanding during the years ended December 31, 2022, 2021 and 2020 is as follows:

(i)The Company entered into an agreement effective April 28, 2017, to charter-in a 61,400 dwt, 2013-built Ultramax vessel for 1600 days with options to extend for two additional years. The hire rate for the first charter period is $12,800 per day and the hire rates for the first and second optional year are $13,800 per day and $14,300 per day, respectively. The Company took delivery of the vessel in May 2017. In July 2021, the Company exercised its option for the first additional year and in June 2022, the Company exercised its option for the second additional year. The lease is expected to terminate in September 2023.
(ii)On May 4, 2018, the Company entered into an agreement to charter-in a 61,425 dwt, 2013-built Ultramax vessel for three years with an option to extend for two additional years. The hire rate for the first three years is $12,700 per day and the hire rates for the first and second optional year is $13,750 per day and $14,750 per day, respectively. The Company took delivery of the vessel in September 2018. In June 2021, the Company exercised its option for the first additional year and in September 2022, the Company exercised its option for the second additional year. The lease is expected to terminate in October 2023.

(iii)On October 17, 2018, the Company entered into an agreement to charter-in a 62,487 dwt, 2016-built Ultramax vessel for two years. The hire rate for the first year was $14,250 per day and the hire rate for the second year was $15,250. The Company took delivery of the vessel in December 2018. In December 2019, the Company entered into a lease addendum which replaced the original lease’s second year’s hire rate with a new hire rate of $11,600 per day from March 1, 2020 through July 31, 2021 and added an option to extend the lease term for an additional year at a hire rate of $12,600 per day from August 1, 2021 through July 31, 2022. In May 2021, the Company exercised its option for the additional year. In March 2022, the Company entered into a lease addendum that extended the lease term at a hire rate of $23,888 per day from August 1, 2022 through June 1, 2023 and added an option to extend the lease term at a hire rate of $25,888 per day from June 2, 2023 through July 1, 2024. The lease is expected to terminate in June 2023.

(iv)On December 22, 2020, the Company entered into an agreement to charter-in a 63,634 dwt, 2021-built Ultramax vessel for twelve months with an option to extend for an additional three months at a hire rate of $5,900 per day plus 57% of the BSI and an option to extend for an additional eleven to thirteen months at a hire rate of $6,500 per day plus 57% of the BSI. In addition, the agreement requires the Company to share 50% of the scrubber benefit with the lessor, calculated as the price differential between high sulfur and low sulfur fuel oil based on actual bunker consumption during the lease term. The Company took delivery of the vessel in July 2021. In May 2022, the Company exercised its option for the additional eleven to thirteen month period. The lease is expected to terminate in September 2023.

(v)On September 6, 2021, the Company entered into an agreement to charter-in a 64,539 dwt, 2022-built Ultramax vessel for twelve months with an option to extend for an additional three months at a hire rate of $11,250 per day plus 57.5% of the BSI and an option to extend for an additional year at a hire rate of $10,750 per day plus 57.5% of the BSI. The Company took delivery of the vessel in May 2022 and the lease is expected to terminate in June 2023.

During the fourth quarter of 2022, the Company determined that impairment indicators were present for one of our chartered-in vessel contracts and, as a result, recorded an operating lease right-of-use asset impairment of $2.2 million in the Consolidated Statement of Operations for the year ended December 31, 2022. In 2020, the Company determined that impairment indicators were present for one of our chartered-in vessel contracts and, as a result, recorded an operating lease right-of-use asset impairment of $0.4 million in the Consolidated Statement of Operations for the year ended December 31, 2020.

Office leases

On October 15, 2015, the Company entered into a commercial lease agreement as a sublessee for office space in Stamford, Connecticut. The lease is effective from January 2016 through June 2023, with an average annual rent of $0.4 million. On September 30, 2022, the Company entered into a lease agreement as principal tenant to lease the same office space effective July 1, 2023 through December 31, 2028 with an average annual rent of $0.5 million.

In November 2018, the Company entered into a lease agreement for office space in Singapore for an original term of three years, which was set to expire in October 2021, with an average annual rent of $0.3 million. In August 2021, the Company renewed the lease for a term of five years from March 15, 2022 with an average annual rent of $0.3 million. This lease is expected to expire in March 2027.

In August 2021, the Company entered into a lease agreement for an additional office space in Singapore for a term of fifty-seven months from June 15, 2022, with an average annual rent of $0.1 million. The Company took possession of the premises in February 2022. This lease is expected to terminate in March 2027.

The Company determined each of its office leases to be operating leases and recorded the related lease expense as General and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.

A summary of Operating lease right-of-use assets and operating lease liabilities balances, by asset type, and certain additional quantitative information related to the Company’s operating leases as of December 31, 2022 and 2021 is as follows:

Description	December 31, 2022	December 31, 2021
Operating lease right-of-use assets
Time charter-in contracts greater than 12 months	$19,116	$15,039
Office leases	3,890	1,978
	$23,006	$17,017
Current portion of operating lease liabilities
Time charter-in contracts greater than 12 months	$21,328	$15,039
Office leases	717	689
	$22,045	$15,728
Noncurrent portion of operating lease liabilities
Time charter-in contracts greater than 12 months	$—	$—
Office leases	3,173	1,282
	$3,173	$1,282
Weighted average remaining lease term (in years)
Time charter-in contracts greater than 12 months	0.6	0.7
Office leases	4.7	4.0
Weighted average discount rate
Time charter-in contracts greater than 12 months	6.0%	1.4%
Office leases	6.9%	4.1%

A summary of the components of the Company’s lease expenses and sub-lease income for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost
Time charter-in contracts greater than twelve months	$28,282	$16,548	$12,548
Office leases	748	642	734
Short-term lease cost
Time charter-in contracts less than twelve months	52,821	20,553	8,732
Total lease cost	$81,851	$37,743	$22,014

Sublease income, gross
Time charter-in contracts greater than twelve months(1)	$32,980	$25,372	$8,589

(1)Sublease income on time-charter-in contracts is recorded in Revenues, net in the Consolidated Statements of Operations.

A summary of cash flow information related to the Company’s leases for the years ended December 31, 2022, 2021 and 2020 is as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for operating leases with lease terms greater than twelve months	$29,130	$18,051	$14,018

Non-cash activities
Operating lease right-of-use assets obtained in exchange for lease liabilities	$38,956	$22,499	$—

A summary of total lease payments on an undiscounted basis for operating lease liabilities, by asset type, as of December 31, 2022 is as follows:

	Time charter-in contracts greater than 12 months	Office leases	Total Operating leases
Year:
2023	$21,651	$869	$22,520
2024	—	874	874
2025	—	871	871
2026	—	871	871
2027	—	574	574
Thereafter	—	500	500
	21,651	4,559	26,210
Implied interest	(323)	(669)	(992)
Total operating lease liabilities	$21,328	$3,890	$25,218

Note 12.  Revenue

Voyage charters

In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or “dead” freight. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The voyage charter party generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch, resulting in a reduction in revenue.

The voyage contracts are considered service contracts which fall under the provisions of ASC 606, Revenue Recognition, because the Company, as the shipowner, retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage, net of despatch incurred, for the years ended December 31, 2022, 2021 and 2020 was $33.7 million, $20.7 million and $6.3 million, respectively.

The following table shows the revenues earned from time charters and voyage charters for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Time charters(1)	$343,084	$299,614	$105,028
Voyage charters	376,763	294,924	170,106
	$719,847	$594,538	$275,134

(1)See Note 11, Leases, for a description of revenues earned from time charters.
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. Costs directly related to a contract that are incurred prior to commencement of loading cargo, primarily bunkers, are recognized as an asset and are expensed on a straight-line basis as the related performance obligation is satisfied. As of December 31, 2022 and 2021, the Company recorded $0.5 million and $0.7 million, respectively, of contract fulfillment costs in Other current assets in the Consolidated Balance Sheets.

Note 13.  Net Income/(Loss) per Common Share

For each of the years ended December 31, 2022, 2021 and 2020, Net income/(loss) is equal to Net income/(loss) available to common shareholders.

For each of the years ended December 31, 2022, 2021 and 2020, the Convertible Bond Debt is not considered a participating security and is therefore not included in the computation of Basic net income/(loss) per share. Additionally, the Company determined that as it relates to the Convertible Bond Debt, it does not overcome the presumption of share settlement, and therefore, the Company applied the if-converted method and included the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net income/(loss) per share, unless the impact of such potential shares is anti-dilutive.

The following table presents Basic and Diluted net income/(loss) per share for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net income/(loss)	$248,009	$184,898	$(35,063)

Weighted Average Shares - Basic	12,989,951	12,399,509	10,310,246
Effect of dilutive securities:
Convertible Bond Debt	3,195,901	3,052,352	—
Stock awards and options	127,595	232,531	—
Dilutive potential common shares	3,323,496	3,284,883	—

Weighted Average Shares - Diluted	16,313,447	15,684,392	10,310,246

Basic net income/(loss) per share	$19.09	$14.91	$(3.40)
Diluted net income/(loss) per share	$15.57	$11.79	$(3.40)

The following table presents a summary of potentially dilutive securities that were not included in the computation of Diluted net income/(loss) per share for the years ended December 31, 2022, 2021 and 2020 because to do so would have been anti-dilutive:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Convertible Bond Debt	—	—	2,906,035
Stock awards and options	21,716	—	543,604
Warrants	—	—	21,718
	21,716	—	3,471,357

Note 14. Stock Incentive Plans

2014 Management Incentive Plan

On October 15, 2014, in accordance with the Plan of Reorganization, the Company adopted the post-emergence Management Incentive Program (the “2014 Plan”), which provided for the distribution of common stock and options to certain members of its senior management team and certain other employees.

As of December 31, 2022 and 2021, there were no restricted stock awards or options vested and unexercised or unvested and unexercised outstanding under the 2014 Plan. The 2016 Plan (as described below) replaced the 2014 Plan and no other awards will be granted under the 2014 Plan.

2016 Equity Compensation Plan

On December 15, 2016, the Company’s shareholders approved the Eagle Bulk Shipping Inc. 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 764,087 shares of common stock for potential issuance under the 2016 Plan. On June 7, 2019, the Company’s shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 357,142 shares to a maximum of 1,121,229 shares of common stock. On June 14, 2022, the Company’s shareholders approved a second amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 300,000 shares to a maximum of 1,421,229 shares of common stock. The 2016 Plan permits the granting of restricted stock, unrestricted stock, restricted stock units (“RSUs”), performance condition awards, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalents and other equity-based or equity-related awards (collectively, “Awards”). As of December 31, 2022, 319,021 shares were eligible to be granted under the 2016 Plan.

Under the terms of the 2016 Plan, awards for up to a maximum of 428,571 shares of common stock, in the form of Awards, may be granted to any one employee of the Company and its subsidiaries during any one calendar year, subject to adjustment as provided in the 2016 Plan. In addition, awards for up to a maximum of 71,428 shares of common stock, in the form of Awards, may be granted under the 2016 Plan to any non-employee director of the Company during any one calendar year, subject to adjustment as provided in the 2016 Plan. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan. The Company, in its sole discretion, may withhold shares with a fair market value equivalent to the maximum statutory withholding liability when an award holder elects to have the Company withhold from delivery shares of common stock and remit that amount in cash to the appropriate taxation authorities.

During the years ended December 31, 2022, 2021 and 2020, the Company granted restricted stock awards to certain employees. Generally, these restricted stock awards vest in three equal installments on January 2nd of each of the three years that follow the date of grant, however, certain of these awards vest in a single installment after a specified period of time following the date of grant. In addition, during the years ended December 31, 2022, 2021 and 2020, the Company granted unrestricted stock awards to the non-employee members of the Board of Directors. Generally, these unrestricted stock awards vest upon grant. The fair value of these restricted and unrestricted stock awards was estimated using the closing share price of the Company’s common stock on the date of grant.

During the years ended December 31, 2022 and 2021, the Company granted performance-based restricted stock and RSU awards that were contingent upon the Company’s earnings per share for a specified performance period. The total quantity of restricted shares and RSUs eligible to vest under these awards range from zero to 200% of the target based on actual earnings per share during the performance period. The grant date fair value of these awards was estimated using the closing share price of the Company’s common stock on the date of grant and compensation cost related to these awards is recognized based on the relative satisfaction of the performance condition as of the reporting date.

During the years ended December 31, 2022 and 2021, the Company granted performance based restricted stock and RSU awards that were contingent upon the Company’s relative total shareholder return (“TSR”) for a specified performance period. TSR is calculated based on the Company’s total shareholder return compared to that of certain peer companies specified in the related award agreements over the performance period and is calculated based on the change in the average daily closing stock price over a 20-trading-day period from the beginning to the end of the performance period, plus dividends paid during the performance period. The total quantity of restricted shares and RSUs eligible to vest under these awards range from zero to 200% of the target based on actual relative TSR performance during the performance period. The grant date fair value of these awards was estimated using a Monte Carlo simulation model. Significant inputs used in the estimation of fair value of these awards granted during the years ended December 31, 2022 and 2021 is as follows:

Significant Input	December 31, 2022	December 31, 2021
Closing share price of our common stock	$53.24 to $65.88	$49.77
Risk-free rate of return	1.05% to 4.23%	0.05%
Expected volatility of our common stock	54.74% to 71.40%	55.66%
Holding period discount	0.00% to 11.41%	8.10%
Simulation term (in years)	0.81 to 3.5	0.33
Range of target	0% to 200%	100%

A summary of restricted stock and RSU activity under the 2016 Plan for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of Restricted shares and RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Unvested awards as of December 31, 2019	222,786	$32.63
Granted	107,930	$22.12
Vested	(109,452)	$32.63
Forfeited	(3,251)	$32.63
Unvested awards as of December 31, 2020	218,013	$27.48
Granted	160,878	$36.58
Vested	(124,447)	$29.62
Forfeited	(7,818)	$31.33
Unvested awards as of December 31, 2021	246,626	$32.72
Granted	205,131	$52.90
Vested	(125,033)	$33.78
Forfeited	(3,596)	$34.46
Unvested awards as of December 31, 2022	323,128	$45.10	$16.1
The fair value as of the respective vesting dates of restricted stock and RSUs for the years ended December 31, 2022, 2021 and 2020 was $5.6 million, $2.7 million and $3.2 million, respectively. The majority of restricted stock and RSUs that vested during the years ended December 31, 2022, 2021 and 2020 were net share settled. For the years ended December 31, 2022, 2021 and 2020, 46 thousand, 43 thousand and 39 thousand shares were withheld by the Company and $2.4 million, $1.9 million and $1.2 million was paid to taxing authorities for employee tax obligations, respectively.

Prior to December 31, 2019, certain stock options were granted to employees of the Company under the 2016 Plan. As of December 31, 2022, there were no options vested and unexercised or unvested and unexercised outstanding under the 2016 Plan. As of December 31, 2021, there were 47,568 options vested but not exercised with a weighted average exercise price and grant date fair value of $38.92 and $18.20 per option, respectively. During the year ended December 31, 2022, 47,568 options with an aggregate intrinsic value of $0.6 million were exercised, 39,491 stock options were cancelled by the Company in satisfaction of employee tax obligations and 8,077 shares of common stock were issued.

Stock-based compensation expense, which is recognized in General and administrative expenses in the Consolidated Statements of Operations, for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Stock-based compensation expense	$6,108	$3,481	$3,048

Stock-based compensation expense related to unvested awards yet to be recognized as of December 31, 2022 totaled $8.6 million and is expected to be recognized, on a weighted average basis, over 2.4 years.

Note 15. Employee Benefit Plan

In October 2010, the Company established a safe harbor 401(k) plan, which is available to full-time U.S.-based office employees who meet the plan’s eligibility requirements. The plan allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Company matches 100% of each participant’s contributions, up to 6% of each participant's salary. Matching contributions vest immediately. Total matching contributions incurred and included in General and administrative expenses for each of the years ended December 31, 2022, 2021 and 2020 was $0.4 million.

The Company has a discretionary profit sharing contribution program under which employees may receive profit sharing contributions based on the Company’s annual operating performance. For the years ended December 31, 2022, 2021 and 2020, the Company did not make a profit sharing contribution.

Note 16. Subsequent Events

On January 30, 2023, the Company entered into a memorandum of agreement to acquire a high-specification, scrubber-fitted 2020-built Ultramax bulkcarrier for total consideration of $30.1 million. The vessel is expected to be delivered to the Company during the second quarter of 2023.

On February 21, 2023, the Company entered into a memorandum of agreement to sell the vessel Jaeger (a 2004-built Supramax) for total consideration of $9.0 million. The vessel is expected to be delivered to the buyer in the first quarter of 2023.

On February 28, 2023, the Company entered into a memorandum of agreement to acquire a high-specification, scrubber-fitted 2020-built Ultramax bulkcarrier for total consideration of $30.1 million. The Vessel is expected to be delivered to the Company during the second quarter of 2023.

On March 2, 2023, the Company’s Board of Directors declared a cash dividend of $0.60 per share to be paid on March 23, 2023 to shareholders of record at the close of business on March 15, 2023. The aggregate amount of the dividend is expected to be approximately $8.0 million, which the Company anticipates will be funded from cash on hand.