Form 10-Q
period 2023-03-31
Eagle Bulk Shipping Inc.
filed 2023-05-05
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Number of shares of registrant’s common stock outstanding as of May 5, 2023: 13,711,744

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include market freight rates, which fluctuate based on various economic and market conditions, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the purchase price of our vessels and our vessels’ estimated useful lives and scrap value, general and administrative expenses, and financing costs related to our indebtedness. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct, does not undertake any duty to update them and disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) volatility of freight rates driven by changes in demand for seaborne transportation of drybulk commodities and in supply of drybulk shipping capacity; (ii) changes in drybulk carrier capacity driven by levels of newbuilding orders, scrapping rates or fleet utilization; (iii) changes in rules and regulations applicable to the drybulk industry, including, without limitation, regulations of the International Maritime Organization and the European Union (the “EU”), requirements of the Environmental Protection Agency and other governmental and quasi-governmental agencies; (iv) changes in U.S., United Kingdom, United Nations and EU economic sanctions and trade embargo laws and regulations as well as equivalent economic sanctions laws of other relevant jurisdictions; (v) actions taken by regulatory authorities including, without limitation, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (vi) changes in the typical seasonal variations in drybulk freight rates; (vii) changes in national and international economic and political conditions including, without limitation, the current conflict between Russia and Ukraine, the current economic and political environment in China and the environment in historically high-risk geographic areas such as the South China Sea, the Indian Ocean, the Gulf of Guinea and the Gulf of Aden; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (ix) the duration and impact of the novel coronavirus (“COVID-19”) pandemic and measures implemented by governments of various countries in response to the COVID-19 pandemic; (x) volatility of the cost of fuel; (xi) volatility of costs of labor and materials needed to operate our business due to inflation; (xii) any legal proceedings which we may be involved from time to time; and (xiii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
We have based these statements on assumptions and analyses formed by applying our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. The Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Risks and uncertainties are further described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed within the SEC on March 10, 2023 (the “Annual Report”).

PART I: FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2023 and December 31, 2022
(U.S. Dollars in thousands, except share data and par values)

	March 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$153,237	$187,155
Accounts receivable, net of a reserve of $3,244 and $3,169, respectively	29,719	32,311
Prepaid expenses	6,507	4,531
Inventories	22,913	28,081
Collateral on derivatives	3,482	909
Fair value of derivative assets – current	7,734	8,479
Other current assets	671	558
Total current assets	224,263	262,024
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $268,743 and $261,725, respectively	900,659	891,877
Advances for vessel purchases	6,020	3,638
Advances for BWTS and other assets	2,507	2,722
Deferred drydock costs, net	43,268	42,849
Other fixed assets, net of accumulated depreciation of $1,665 and $1,623, respectively	295	310
Operating lease right-of-use assets	24,129	23,006
Restricted cash – noncurrent	2,618	2,599
Fair value of derivative assets – noncurrent	6,022	8,184
Total noncurrent assets	985,518	975,185
Total assets	$1,209,781	$1,237,209
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$19,290	$20,129
Accrued interest	1,726	3,061
Other accrued liabilities	19,566	24,097
Fair value of derivative liabilities – current	345	163
Current portion of operating lease liabilities	21,778	22,045
Unearned charter hire revenue	8,492	9,670
Current portion of long-term debt	49,800	49,800
Total current liabilities	120,997	128,965
Noncurrent liabilities:
Long-term debt – Global Ultraco Debt Facility, net of debt discount and debt issuance costs	169,154	181,183
Convertible Bond Debt, net of debt discount and debt issuance costs	103,595	103,499
Noncurrent portion of operating lease liabilities	3,583	3,173
Other noncurrent accrued liabilities	743	1,208
Total noncurrent liabilities	277,075	289,063
Total liabilities	398,072	418,028

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 13,065,060 and 13,003,702 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	131	130
Additional paid-in capital	966,261	966,058
Accumulated deficit	(168,373)	(163,556)
Accumulated other comprehensive income	13,690	16,549
Total stockholders' equity	811,709	819,181
Total liabilities and stockholders' equity	$1,209,781	$1,237,209

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(U.S. Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues, net	$105,198	$184,398

Voyage expenses	33,475	43,627
Vessel operating expenses	31,257	27,915
Charter hire expenses	12,420	22,711
Depreciation and amortization	14,732	14,580
General and administrative expenses	10,950	10,054
Other operating expense	90	133
Gain on sale of vessel	(3,318)	—
Total operating expenses, net	99,606	119,020

Operating income	5,592	65,378

Interest expense	3,857	4,447
Interest income	(1,836)	(45)
Realized and unrealized loss on derivative instruments, net	369	7,903
Total other expense, net	2,390	12,305
Net income	$3,202	$53,073

Weighted average shares outstanding:
Basic	13,053,117	12,974,125
Diluted	13,148,244	16,254,898

Per share amounts:
Basic net income	$0.25	$4.09
Diluted net income	$0.24	$3.27

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(U.S. Dollars in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$3,202	$53,073
Other comprehensive (loss)/income
Effect of cash flow hedges	(2,859)	8,681
Comprehensive income	$343	$61,754

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(U.S. Dollars in thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2022	13,003,702	$130	$966,058	$(163,556)	$16,549	$819,181
Net income	—	—	—	3,202	—	3,202
Dividends declared ($0.60 per share)	—	—	—	(8,019)	—	(8,019)
Issuance of shares due to vesting of equity awards	61,358	1	(1)	—	—	—
Effect of cash flow hedges	—	—	—	—	(2,859)	(2,859)
Cash used to settle net share equity awards	—	—	(1,651)	—	—	(1,651)
Stock-based compensation	—	—	1,855	—	—	1,855
Balance at March 31, 2023	13,065,060	$131	$966,261	$(168,373)	$13,690	$811,709

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2021	12,917,027	$129	$982,746	$(313,495)	$1,886	$671,266
Net income	—	—	—	53,073	—	53,073
Dividends declared ($2.05 per share)	—	—	—	(27,112)	—	(27,112)
Cumulative effect of adoption of ASU 2020-06	—	—	(20,726)	8,676	—	(12,050)
Issuance of shares due to vesting of restricted shares	60,890	1	(1)	—	—	—
Issuance of shares upon exercise of stock options	8,077	—	85	—	—	85
Effect of cash flow hedges	—	—	—	—	8,681	8,681
Fees for equity offerings	—	—	201	—	—	201
Cash used to settle net share equity awards	—	—	(1,862)	—	—	(1,862)
Stock-based compensation	—	—	1,487	—	—	1,487
Balance at March 31, 2022	12,985,994	$130	$961,930	$(278,858)	$10,567	$693,769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(U.S. Dollars in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income	$3,202	$53,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,191	11,697
Amortization of operating lease right-of-use assets	6,326	5,706
Amortization of deferred drydocking costs	3,541	2,883
Amortization of debt discount and debt issuance costs	518	562
Gain on sale of vessel	(3,318)	—
Unrealized loss on derivative instruments, net	236	11,450
Stock-based compensation expense	1,855	1,487
Drydocking expenditures	(3,661)	(10,774)
Changes in operating assets and liabilities:
Accounts payable	(833)	3,010
Accounts receivable	2,416	(12,462)
Accrued interest	(1,335)	(1,445)
Inventories	5,168	(10,120)
Operating lease liabilities current and noncurrent	(7,306)	(5,706)
Collateral on derivatives	(2,573)	(6,226)
Fair value of derivatives, other current and noncurrent assets	(133)	(252)
Other accrued liabilities	(4,728)	628
Prepaid expenses	(1,976)	(1,916)
Unearned charter hire revenue	(1,179)	659
Net cash provided by operating activities	7,411	42,254

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(20,881)	(283)
Advances for vessel purchases	(6,020)	—
Purchase of ballast water treatment systems	(210)	(3,494)
Proceeds from hull and machinery insurance claims	174	—
Net proceeds from sale of vessel	8,380	—
Purchase of other fixed assets	(26)	(160)
Net cash used in investing activities	(18,583)	(3,937)

Cash flows from financing activities:
Repayment of long-term debt – Global Ultraco Debt Facility	(12,450)	(12,450)
Dividends paid	(8,626)	(26,818)
Cash paid for taxes related to net share settlement of equity awards	(1,651)	(1,862)
Cash received from exercise of stock options	—	85
Proceeds from equity offerings, net of issuance costs	—	201
Financing costs paid to lenders	—	(18)
Net cash used in financing activities	(22,727)	(40,862)
Net decrease in cash, cash equivalents and restricted cash	(33,899)	(2,545)
Cash, cash equivalents and restricted cash at beginning of period	189,754	86,222
Cash, cash equivalents and restricted cash at end of period	$155,855	$83,677

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
As of March 31, 2023, the Company owned and operated a modern fleet of 53 ocean-going vessels, including 25 Supramax and 28 Ultramax vessels with a combined carrying capacity of 3.21 million deadweight tons (“dwt”) and an average age of approximately 10.4 years. Additionally, the Company chartered-in five Ultramax vessels on a long-term basis, with remaining lease terms ranging from five months to 13 months. The Company also charters-in third-party vessels on a short-term basis.
For each of the three months ended March 31, 2023 and 2022, the Company had no charterers which individually accounted for more than 10% of the Company’s gross charter revenue.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and the rules and regulations of the SEC that apply to interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes normally included in consolidated financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 10, 2023 (the “Annual Report”).
The accompanying condensed consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its condensed consolidated financial position and results of operations for the interim periods presented.
The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the entire year.
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
Note 2. Significant Accounting Policies and Pronouncements
The Company's significant accounting policies are described in Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements included in the Annual Report. Included herein are certain updates to those policies.
Vessels and Vessel Improvements, At Cost
Vessels are stated at cost, which consists of the contract price, and other direct costs relating to acquiring and placing the vessels in service. Major vessel improvements, such as scrubbers and ballast water treatment systems (“BWTS”), are capitalized and depreciated over the remaining useful lives of the vessels. Depreciation is calculated on a straight-line basis over the estimated useful lives of the vessels based on the cost of the vessels reduced by the estimated scrap value of the vessels as discussed below. The Company estimates the useful life of the Company's vessels to be 25 years from the date of initial delivery from the shipyard to the original owner.

Effective January 1, 2023, we increased our estimated vessel scrap value from $300 per light weight ton (“lwt”) to $400 per lwt. This change was driven by increases in 15-year average scrap price trends sourced from a third-party data provider as well as similar increases by certain of our industry peer companies. The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of our vessel assets. For the three months ended March 31, 2023, net income increased by $1.0 million, or $0.08 per basic and diluted share as a result of the change in this estimate. We expect depreciation to decrease by approximately $4.0 million for the year ended December 31, 2023 solely as a result of the prospective change in this estimate.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. ASU 2020-04 is optional and effective for all entities as of March 12, 2020 and may be applied prospectively to contract modifications made on or before December 31, 2024 (as extended by ASU 2022-06, Deferral of the Sunset Date of Topic 848). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope (“ASU 2021-01”), which clarifies certain provisions in Topic 848, if elected by an entity, to apply to derivative instruments that use interest rates for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The Company has not yet modified any contracts under the expedients or exceptions allowed by ASU 2020-04 or ASU 2021-01. If and when a contract modification within the scope of ASU 2020-04 occurs, it is not expected to have a material impact on our condensed consolidated financial statements.
Note 3. Vessels
Vessels and Vessel Improvements
As of March 31, 2023, the Company’s owned fleet consisted of 53 drybulk vessels.
In December 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built Ultramax bulkcarrier for total consideration of $24.3 million. The Company paid a deposit of $3.6 million on this vessel as of December 31, 2022. The vessel was delivered to the Company in February 2023.
In January 2023, the Company entered into a memorandum of agreement to acquire a high-specification 2020-built scrubber-fitted Ultramax bulkcarrier for total consideration of $30.1 million. The vessel is expected to be delivered to the Company during the second quarter of 2023.
In February 2023, the Company entered into a memorandum of agreement to acquire a high-specification 2020-built scrubber-fitted Ultramax bulkcarrier for total consideration of $30.1 million. The vessel is expected to be delivered to the Company during the second quarter of 2023.
In February 2023, the Company entered into a memorandum of agreement to sell the vessel Jaeger (a 2004-built Supramax) for total consideration of $9.0 million. The vessel was delivered to the buyer in March 2023.
Activity in Vessels and vessel improvements for the three months ended March 31, 2023 is as follows:

March 31, 2023
Beginning balance	$891,877
Purchase of vessels and vessel improvements	24,513
Sale of vessels	(5,050)
Purchase of BWTS	469
Depreciation expense	(11,150)
Ending balance	$900,659

Note 4. Debt
Long-term debt consists of the following:

	March 31, 2023			December 31, 2022
	Principal Amount Outstanding	Debt Discounts and Debt Issuance Costs	Carrying Value	Principal Amount Outstanding	Debt Discounts and Debt Issuance Costs	Carrying Value
Convertible Bond Debt	$104,119	$(524)	$103,595	$104,119	$(620)	$103,499
Global Ultraco Debt Facility	225,300	(6,346)	218,954	237,750	(6,767)	230,983
Total debt	329,419	(6,870)	322,549	341,869	(7,387)	334,482
Less: Current portion - Global Ultraco Debt Facility	(49,800)	—	(49,800)	(49,800)	—	(49,800)
Total long-term debt	$279,619	$(6,870)	$272,749	$292,069	$(7,387)	$284,682
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
Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The conversion rate of the Convertible Bond Debt after adjusting for a 1-for-7 reverse stock split effected on September 15, 2020 (the “Reverse Stock Split”) and the Company's cash dividends declared through March 31, 2023 is 31.0670 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt, which is equivalent to a conversion price of approximately $32.19 per share of common stock (subject to further adjustments for future dividends).
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

The Convertible Bond Debt is a general, unsecured senior obligation of the Company. It ranks: (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Bond Debt; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company.
The Indenture also provides for customary events of default. Generally, if an event of default occurs and is continuing, then the trustee or the holders of at least 25% in aggregate principal amount of the Convertible Bond Debt then outstanding may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Bond Debt then outstanding to be due and payable.
As of January 1, 2022, in accordance with the adoption of ASU 2020-06 under the modified retrospective approach, the Convertible Bond Debt no longer required bifurcation and separate accounting of its conversion feature that was previously separately accounted for as an equity component. As such, an adjustment to beginning retained earnings of $8.7 million was recorded within Accumulated deficit and a $20.7 million reduction to Additional paid-in capital was recorded to reverse the equity component and an offsetting $12.0 million was recorded within Convertible Bond Debt, net of debt discount and debt issuance costs as a reversal of the debt discount. See Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements included in the Annual Report for additional discussion of the impact of ASU 2020-06 on the accounting for the Convertible Bond Debt and the condensed consolidated financial statements upon adoption on January 1, 2022.
Share Lending Agreement
In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the “Share Lending Agreement”) to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt. In connection with the foregoing, the Company entered into an agreement with an affiliate of JCS to lend up to 511,840 newly issued shares of the Company’s common stock. The number of shares loaned under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of March 31, 2023, the fair value of the 511,840 outstanding loaned shares was $23.3 million based on the closing price of the common stock on March 31, 2023. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.
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
Global Ultraco Debt Facility
On October 1, 2021, Eagle Bulk Ultraco LLC (“Eagle Ultraco”), a wholly-owned subsidiary of the Company, along with certain of its vessel-owning subsidiaries as guarantors, entered into a new senior secured credit facility (the “Global Ultraco Debt Facility”) with the lenders party thereto (the “Lenders”) Credit Agricole Corporate and Investment Bank (“Credit Agricole”), Skandinaviska Enskilda Banken AB (PUBL), Danish Ship Finance A/S, Nordea Bank ABP, Filial I Norge, DNB Markets Inc., Deutsche Bank AG, and ING Bank N.V., London Branch. The Global Ultraco Debt Facility provides for an aggregate principal amount of $400.0 million, which consists of (i) a term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a revolving credit facility in an aggregate principal amount of $100.0 million (the “Revolving Facility”) to be used for refinancing the outstanding debt, including accrued interest and commitment fees under the Previous Debt Facilities (as defined in Note 7, Debt, in the Notes to the Consolidated Financial Statements in the Annual Report) and for general corporate purposes. The Company paid fees of $5.8 million to the Lenders in connection with the transaction.
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

The Global Ultraco Debt Facility is secured by 49 of the Company's vessels. The Global Ultraco Debt Facility contains certain standard affirmative and negative covenants along with financial covenants. The financial covenants include: (i) minimum consolidated liquidity based on the greater of (a) $0.6 million per vessel owned directly or indirectly by the Company or (b) 7.5% of the Company's total debt; (ii) debt to capitalization ratio not greater than 0.60:1.00; and (iii) maintaining positive working capital. As of March 31, 2023, the Company was in compliance with all applicable financial covenants under the Global Ultraco Debt Facility.
Pursuant to the Global Ultraco Debt Facility, the Company borrowed $350.0 million and together with cash on hand repaid the outstanding debt, accrued interest and commitment fees under the Holdco Revolving Credit Facility and New Ultraco Debt Facility (each as defined in Note 7, Debt, in the notes to the consolidated financial statements included in the Annual Report). Concurrently, the Company issued a 10-day call notice to redeem the outstanding bonds under the Norwegian Bond Debt (as defined in Note 7, Debt, in the notes to the consolidated financial statements included in the Annual Report). Additionally, in October 2021, the Company entered into four interest rate swaps for the notional amount of $300.0 million of the Term Facility under the Global Ultraco Debt Facility at a fixed interest rate ranging between 0.83% and 1.06% to hedge the LIBOR-based floating interest rate (see Note 5, Derivative Instruments, for additional details).
As of March 31, 2023, there are no amounts outstanding under the Revolving Facility.
A summary of interest expense for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Convertible Bond Debt interest	$1,301	$1,427
Global Ultraco Debt Facility interest (1)	1,793	2,213
Commitment fees on revolving credit facilities	245	245
Amortization of debt discount and debt issuance costs	518	562
Total interest expense	$3,857	$4,447

(1)
Interest expense on the Global Ultraco Debt Facility includes a reduction of $2.3 million of interest and $0.5 million of interest from interest rate derivatives designated as hedging instruments for the three months ended March 31, 2023 and 2022, respectively. See Note 5, Derivative Instruments for additional information.

The following table presents the weighted average effective interest rate on the Company’s debt obligations, including the amortization of debt discounts and debt issuance costs and costs associated with commitment fees on revolving facilities for the three months ended March 31, 2023 and 2022, but excludes the impact on interest from interest rate derivatives designated as hedging instruments. In addition, the following table presents the range of contractual interest rates on the Company’s debt obligations, excluding the impact of costs associated with commitment fees on revolving facilities for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
Weighted average effective interest rate	7.31%	4.05%
Range of interest rates	5.00% to 6.97%	2.35% to 5.00%

Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations as of March 31, 2023:

	Global Ultraco Debt Facility	Convertible Bond Debt (1)	Total
Nine months ending December 31, 2023	$37,350	$—	$37,350
2024	49,800	104,119	153,919
2025	49,800	—	49,800
2026	88,350	—	88,350
	$225,300	$104,119	$329,419

(1)	This amount represents the aggregate principal amount of the Convertible Bond Debt outstanding that would be repaid, in cash, at the election of the Company, upon maturity.
Note 5. Derivative Instruments
The Company uses interest rate swaps to manage its exposure to interest rate risk on its debt. Generally, the Company enters into interest rate swaps with the objective of effectively converting debt from a floating-rate to a fixed-rate obligation. As of March 31, 2023, the Company’s outstanding interest rate swaps were designated as hedging instruments and qualified as cash flow hedges.
The Company uses forward freight agreements (“FFAs”) and bunker swaps to manage its exposure to changes in charter hire rates and market bunker prices, respectively. Generally, the Company enters into FFAs with the objective of effectively fixing charter hire rates for future charter transactions and the Company enters into bunker swaps with the objective of effectively fixing forecasted bunker transactions. The Company utilizes these derivative instruments to economically hedge these risks and does not designate them as hedging instruments.
For derivative instruments that are not designated as hedging instruments, changes in the fair value of the instruments and the gain or loss ultimately realized upon settlement of the derivative are reported in Realized and unrealized loss on derivative instruments, net in the Condensed Consolidated Statements of Operations.
As of March 31, 2023, the Company has International Swaps and Derivatives Association agreements with five financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the one counterparty which, among other things, provide the circumstances under which either party is required to post eligible collateral when the market value of transactions covered by these agreements exceeds specified thresholds.
Interest rate swaps
As of March 31, 2023, the Company had the following outstanding interest rate swaps that were designated and qualified as cash flow hedges.

Range of Fixed Rates	Weighted Average Fixed Rate	Notional Amount Outstanding
0.83% to 1.06%	0.87%	$225,300

The effect of these derivative instruments on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 is as follows:

	Fair Value of Derivative Assets/(Liabilities)
	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate contracts - interest rate swaps
	Fair value of derivative assets - current	$7,734	$8,479
	Fair value of derivative assets - noncurrent	6,022	8,184
		$13,756	$16,663
The effect of these instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) into Earnings
	Three Months Ended			Three Months Ended
	March 31, 2023	March 31, 2022		March 31, 2023	March 31, 2022
Interest rate contracts
Interest rate swaps	$(598)	$8,284	Interest expense	$2,261	$(397)
Further information on the effect of these instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 is as follows:

	March 31, 2023	March 31, 2022
Accumulated other comprehensive income, beginning balance	$16,549	$1,886
Gain/(loss) recognized in Other Comprehensive Income/(Loss)	(598)	8,284
Gain/(loss) reclassified from Other Comprehensive Income/(Loss) into earnings	(2,261)	397
Accumulated other comprehensive income, ending balance	$13,690	$10,567
Of the amount recorded in Accumulated other comprehensive income as of March 31, 2023, $7.9 million is expected to be reclassified into earnings within the next twelve months.

Forward freight agreements and bunker swaps
A summary of outstanding FFAs as of March 31, 2023 is as follows:

FFA Period	Average FFA Contract Price(1)	Number of Days Hedged
Quarter ending June 30, 2023 - Buy Positions	$14,297	(240)
Quarter ending June 30, 2023 - Sell Positions	$15,007	630
Quarter ending September 30, 2023 - Buy Positions	$14,297	(240)
Quarter ending September 30, 2023 - Sell Positions	$15,007	630
Quarter ending December 31, 2023 - Buy Positions	$13,915	(195)
Quarter ending December 31, 2023 - Sell Positions	$15,007	630

(1)	Presented in whole dollars.
As of March 31, 2023, the Company had outstanding bunker swap agreements to purchase 7,850 metric tons of low sulphur fuel oil with prices ranging between $499 and $592 with contracts expiring between April and December 2023. The Company does not expect non-performance by any of the counterparties to the Company’s bunker swap transactions.
The effect of these derivative instruments on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 is as follows:

	Fair Value of Derivative Assets/(Liabilities)
	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments
Commodity contracts - FFAs
	Fair value of derivative liabilities - current	$(249)	$(70)
		$(249)	$(70)

Commodity contracts - bunker swaps
	Fair value of derivative liabilities - current	$(96)	$(93)
		$(96)	$(93)

The effect of these instruments on the Condensed Consolidated Statements of Operations, which is presented in Realized and unrealized loss on derivative instruments, net for the three months ended March 31, 2023 and 2022 is as follows:

	Loss/(Gain) Recognized in Earnings
	Three Months Ended
Derivatives not designated as hedging instruments	March 31, 2023	March 31, 2022
Commodity contracts
FFAs - realized loss/(gain)	$142	$(1,772)
Bunker swaps - realized gain	(9)	(1,774)
	133	(3,546)
FFAs - unrealized loss	233	14,252
Bunker swaps - unrealized loss/(gain)	3	(2,803)
	236	11,449
Realized and unrealized loss on derivative instruments, net	$369	$7,903
As of March 31, 2023, $3.0 million of collateral was pledged related to outstanding FFAs.
As of March 31, 2023, $0.5 million of collateral was pledged related to outstanding bunker swaps.
Note 6. Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash, cash equivalents and restricted cash—Carrying values reported in the Condensed Consolidated Balance Sheets approximate fair value due to their highly liquid and short-term nature.
Collateral on derivatives—Carrying values reported in the Condensed Consolidated Balance Sheets approximate fair value due to their short-term nature.
Derivative assets and liabilities—The fair values of derivative assets and liabilities, which include interest rate swaps, FFAs and bunker swaps, are estimated using observable inputs for similar instruments as of the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.
Long-term Debt—The fair value of Convertible Bond Debt, which is traded in the over-the-counter market, is estimated based on quoted prices in markets that are not active on identical instruments. The carrying amount of the Term Facility under the Global Ultraco Debt Facility approximates its fair value, due to its variable interest rates.
The carrying values of other financial assets and liabilities (primarily accounts receivable, accounts payable and other accrued expenses) approximate their fair value due to their relative short-term nature.
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
•Level 3 – Inputs that are unobservable.

		Fair Value
March 31, 2023	Carrying Value (1)	Level 1	Level 2
Assets
Cash, cash equivalents and restricted cash	$155,855	$155,855	$—
Collateral on derivatives	3,482	3,482	—
Fair value of derivative assets – current	7,734	—	7,734
Fair value of derivative assets – noncurrent	6,022	—	6,022
Liabilities
Global Ultraco Debt Facility (1)(2)	225,300	—	225,300
Convertible Bond Debt (1)(3)	104,119	—	160,562
Fair value of derivative liabilities – current	345	—	345

		Fair Value
December 31, 2022	Carrying Value (1)	Level 1	Level 2
Assets
Cash, cash equivalents and restricted cash	$189,754	$189,754	$—
Collateral on derivatives	909	909	—
Fair value of derivative assets – current	8,479	—	8,479
Fair value of derivative assets – noncurrent	8,184	—	8,184
Liabilities
Global Ultraco Debt Facility (1)(2)	237,750	—	237,750
Convertible Bond Debt (1)(3)	104,119	—	172,661
Fair value of derivative liabilities – current	163	—	163

(1)	Carrying value represents outstanding principal amount and excludes debt discounts and debt issuance costs.
(2)	Fair value is based on the required repayment to the lenders if the debt was discharged in full on March 31, 2023 and December 31, 2022, as applicable.
(3)	Fair value is based on pricing data (including observable trade information) sourced from Bloomberg.com.
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
Certain routine commercial claims have been asserted against the Company that relate to contractual disputes with certain of our charterers. The nature of these disputes involve disagreements over losses claimed by charterers during or as a result of the performance of certain voyage charters, including but not limited to delays in the performance of the charters and off-hire during the charters. The related legal proceedings are at various stages of resolution.
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
In accordance with US GAAP, the Company accrues for contingent liabilities when it is probable that such a liability has been incurred and the amount of loss can be reasonably estimated. The Company evaluates its outstanding legal proceedings each quarter to assess its contingent liabilities and adjusts such liabilities, as appropriate, based on management’s best judgment after consultation with counsel. The Company incurred no costs associated with contingent liabilities for the three months ended March 31, 2023 and incurred $0.1 million in costs associated with contingent liabilities for the three months ended March 31, 2022. There is no assurance that the Company’s contingent liabilities will not need to be adjusted in the future.
Note 8. Leases
Time charter-out contracts
Time charter-out contracts are accounted for as operating leases. The Company records revenue generated from time charter-out contracts on a straight-line basis over the term of the respective time charter agreements as Revenues, net in the Condensed Consolidated Statements of Operations. See Note 9, Revenue, for additional details.
A summary of lease payments expected to be received on fixed time charter-out contracts, net of commission, assuming no off-hire days, other than those related to scheduled interim or special surveys of the related vessel and excluding any voyage expenses associated with such contracts, as of March 31, 2023 is as follows:

Year:	Time Charter-Out Contracts
Remainder of 2023	$17,149
2024	—
2025	—
2026	—
2027	—
Thereafter	—
$17,149
Time charter-in contracts
Time charter-in contracts are accounted for as operating leases. The Company records operating lease cost for time charter-in contracts as Charter hire expenses in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Due to the volatility of freight rates, the Company generally concludes that it is not reasonably certain to exercise any options to extend the lease term at lease commencement.
As of March 31, 2023, the Company chartered-in, on a long-term basis, five Ultramax vessels. Details of modifications of or new long-term time charter-in contracts for the three months ended March 31, 2023 are as follows:
On October 17, 2018, the Company entered into an agreement to charter-in a 62,487 dwt, 2016-built Ultramax vessel for two years. The hire rate for the first year was $14,250 per day and the hire rate for the second year was $15,250. The Company took delivery of the vessel in December 2018. In December 2019, the Company entered into a lease addendum which replaced the original lease’s second year’s hire rate with a new hire rate of $11,600 per day from March 1, 2020 through July 31, 2021 and added an option to extend the lease term for an additional year at a hire rate of $12,600 per day from August 1, 2021 through July 31, 2022. In May 2021, the Company exercised its option for the additional year. In March 2022, the Company entered into a lease addendum that extended the lease term at a hire rate of $23,888 per day from August 1, 2022 through June 1, 2023 and added an option to extend the lease term at a hire rate of $25,888 per day from June 2, 2023 through July 1, 2024. In March 2023, the Company entered into a lease addendum that replaced the hire rate from June 1, 2023 to May 1, 2024 from $25,888 per day to $17,500 per day and added an option to extend the lease term at a hire rate of $19,500 per day from May 1, 2024 to April 1, 2025. The lease is expected to terminate in April 2025.

On September 6, 2021, the Company entered into an agreement to charter-in a 64,539 dwt, 2022-built Ultramax vessel for twelve months with an option to extend for an additional three months at a hire rate of $11,250 per day plus 57.5% of the BSI and an option to extend for an additional year at a hire rate of $10,750 per day plus 57.5% of the BSI. The Company took delivery of the vessel in May 2022. In March 2023, the Company entered into a lease addendum that extended the lease term for twelve months at a hire rate of $8,500 plus 57.5% of the BSI and added an option to extend the lease term for an additional twelve months at a hire rate of $9,500 plus 57.5% of the BSI. The lease is expected to terminate in May 2025.
Office leases
Office leases are accounted for as operating leases. The Company records operating lease cost for office leases as General and administrative expenses in the Condensed Consolidated Statements of Operations.
A summary of Operating lease right-of-use assets and operating lease liabilities balances, by asset type, and certain additional quantitative information related to the Company’s operating leases as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets
Time charter-in contracts greater than 12 months	$20,437	$19,116
Office leases	3,692	3,890
	$24,129	$23,006
Current portion of operating lease liabilities
Time charter-in contracts greater than 12 months	$21,097	$21,328
Office leases	681	717
	$21,778	$22,045
Noncurrent portion of operating lease liabilities
Time charter-in contracts greater than 12 months	$572	$—
Office leases	3,011	3,173
	$3,583	$3,173
Weighted average remaining lease term (in years)
Time charter-in contracts greater than 12 months	0.8	0.6
Office leases	4.8	4.7
Weighted average discount rate
Time charter-in contracts greater than 12 months	6.5%	6.0%
Office leases	7.0%	6.9%
A summary of the components of the Company’s lease expenses and sub-lease income for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost
Time charter-in contracts greater than 12 months	$6,112	$5,572
Office leases	214	197
Short-term lease cost
Time charter-in contracts less than 12 months	6,307	17,139
Total lease cost	$12,633	$22,908

Sublease income, gross
Time charter-in contracts greater than 12 months(1)	$6,416	$8,327

(1)	Sublease income on time charter-in contracts is recorded in Revenues, net on the Condensed Consolidated Statements of Operations.
A summary of cash flow information related to the Company’s leases for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for operating leases with lease terms greater than 12 months	$7,310	$5,769

Non-cash activities
Operating lease right-of-use assets obtained in exchange for lease liabilities	$9,187	$7,341
A summary of total lease payments on an undiscounted basis for operating lease liabilities, by asset type, as of March 31, 2023 is as follows:

	Time charter-in contracts greater than 12 months	Office leases	Total Operating leases
Year:
Remainder of 2023	$20,228	$655	$20,883
2024	3,745	874	4,619
2025	—	871	871
2026	—	871	871
2027	—	574	574
Thereafter	—	500	500
	23,973	4,345	28,318
Implied interest	(2,304)	(653)	(2,957)
Total operating lease liabilities	$21,669	$3,692	$25,361
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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606, Revenue Recognition, because the Company, as the shipowner, retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage, net of despatch incurred, for the three months ended March 31, 2023 and 2022 was $1.6 million and $11.7 million, respectively.

The following table shows the revenues earned from time charters and voyage charters for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Time charters(1)	$50,094	$77,974
Voyage charters	55,104	106,424
	$105,198	$184,398

(1)	See Note 8, Leases, for a description of revenues earned from time charters.
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. Costs directly related to a contract that are incurred prior to commencement of loading cargo, primarily bunkers, are recognized as an asset and are expensed on a straight-line basis as the related performance obligation is satisfied. As of March 31, 2023 and December 31, 2022, the Company recorded $0.6 million and $0.5 million, respectively, of contract fulfillment costs in Other current assets in the Condensed Consolidated Balance Sheets.
Note 10. Net Income per Common Share
For the three months ended March 31, 2023 and 2022, Net income is equal to Net income available to common shareholders.
For the three months ended March 31, 2023 and 2022, the Convertible Bond Debt is not considered a participating security and is therefore not included in the computation of Basic net income per share. Additionally, the Company determined that as it relates to the Convertible Bond Debt, it does not overcome the presumption of share settlement, and therefore, the Company applied the if-converted method and included the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net income per share, unless the impact of such potential shares is anti-dilutive.
The following table presents Basic and Diluted net income per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(In thousands, except share and per share data)	March 31, 2023	March 31, 2022
Net income	$3,202	$53,073

Weighted Average Shares - Basic	13,053,117	12,974,125
Effect of dilutive securities:
Convertible Bond Debt	—	3,150,381
Stock awards and options	95,127	130,392
Dilutive potential common shares	95,127	3,280,773

Weighted Average Shares - Diluted	13,148,244	16,254,898

Basic net income per share	$0.25	$4.09
Diluted net income per share	$0.24	$3.27

The following table presents a summary of potentially dilutive securities that were not included in the computation of Diluted net income per share for the three months ended March 31, 2023 and 2022 because to do so would have been anti-dilutive:

	Three Months Ended
	March 31, 2023	March 31, 2022
Convertible Bond Debt	3,234,665	—
Stock awards and options	16,203	17,661
	3,250,868	17,661
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
A summary of restricted stock and RSU activity under the 2016 Plan for the three months ended March 31, 2023 is as follows:

	Number of Restricted shares and RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Unvested awards as of December 31, 2022	323,128	$45.10
Granted	72,569	$55.46
Vested	(90,936)	$39.64
Forfeited	(184)	$46.24
Unvested awards as of March 31, 2023	304,577	$49.20	$13.9
The fair value as of the respective vesting dates of restricted stock and RSUs for the three months ended March 31, 2023 was $4.6 million. The majority of restricted stock and RSUs that vested during the three months ended March 31, 2023 were net share settled. For the three months ended March 31, 2023, 30 thousand shares were withheld by the Company and $1.7 million was paid to taxing authorities for employee tax obligations.
As of March 31, 2023 and December 31, 2022, there were no vested or unvested options outstanding under the 2016 Plan.
Stock-based compensation expense for all stock awards, units and options included in General and administrative expenses:

	Three Months Ended
	March 31, 2023	March 31, 2022
Stock-based compensation expense	$1,855	$1,487
Stock-based compensation expense related to unvested awards yet to be recognized as of March 31, 2023 totaled $11.2 million and is expected to be recognized, on a weighted average basis, over 2.3 years.

Note 12. Supplemental Cash Flow Information
Cash paid for interest for the three months ended March 31, 2023 and 2022 totaled $6.9 million and $4.8 million, respectively.
A summary of non-cash investing and financing activities for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Accruals for the purchase of BWTS	$420	$2,943
Accruals for dividends payable	1,639	785
Accruals for the purchase of vessels and vessel improvements	—	70
Note 13. Subsequent Events
On April 13, 2023, the Company signed memorandums of agreement to sell the vessels Montauk Eagle, Newport Eagle and Sankaty Eagle (each, a 2011-built Supramax) for total consideration of $49.8 million. The Newport Eagle was delivered to the buyer on May 3, 2023. The Montauk Eagle and Sankaty Eagle are expected to be delivered to the buyer in the second quarter of 2023. The Company expects to record a gain of approximately $17.0 million for the year ending December 31, 2023 in connection with the sales of these vessels, subject to customary closing conditions and the timing of delivery of each vessel.
On May 4, 2023, the Company's Board of Directors declared a cash dividend of $0.10 per share to be paid on or about May 25, 2023 to shareholders of record at the close of business on May 17, 2023. The aggregate amount of the dividend is expected to be approximately $1.3 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2023 and 2022. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2022, which were included in our Annual Report on Form 10-K, filed with the SEC on March 10, 2023 (the “Annual Report”). For further discussion regarding our results of operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
This discussion may also include statistical data regarding the global drybulk industry, including fleet size, fleet age and order book. We generated some of this data internally, and other data was obtained from independent industry publications and reports that we believe to be reliable sources. We have not independently verified this data nor sought the consent of any organizations to refer to their reports in this Quarterly Report on Form 10-Q.
All dollar amounts are stated in United States (“U.S.”) dollars unless otherwise noted. Certain numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals or percentages may exist due to rounding.
Business Overview
Eagle Bulk Shipping Inc. (“Eagle” or the “Company”) is a U.S.-based, fully integrated shipowner-operator, providing global transportation solutions to a diverse group of customers including miners, producers, traders and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, the Company focuses exclusively on the versatile midsize drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house (strategic, commercial, operational, technical, and administrative) and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain and minor bulk cargoes such as fertilizer, steel products, petcoke, cement, and forest products. As of March 31, 2023, we owned and operated a modern fleet of 53 Supramax/Ultramax dry bulk vessels. In addition, as of March 31, 2023, the Company chartered-in five Ultramax vessels on a long-term basis (the average remaining lease term for these vessels is less than one year, excluding renewal options available to the Company). In addition, the Company charters-in third-party vessels on a short-term basis.
As of March 31, 2023, our owned fleet totaled 53 vessels, with an aggregate carrying capacity of 3.21 million dwt and an average age of 10.4 years.
We carry out the commercial, technical and strategic management of our fleet through our wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company which maintains its principal executive offices in Stamford, Connecticut.
Corporate Information
We maintain our principal executive offices at 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902. Our telephone number at that address is (203) 276-8100. Our website address is www.eagleships.com. Information contained on our website does not constitute part of this Quarterly Report on Form 10-Q and is not incorporated by reference to the Quarterly Report on Form 10-Q.
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

•Execute on fleet renewal and growth

Since 2016, and through the date of this Quarterly Report, we have executed on a comprehensive fleet renewal program totaling 58 vessel transactions. We have acquired 33 modern vessels and sold 25 of our oldest and least-efficient vessels. We believe these transactions have vastly improved our fleet makeup, enabling us to generate incremental revenue on a per ship basis; we have been able to maintain our fleet age profile at an optimized level, increase our cargo-carrying capacity per ship and improve our fleet emissions profile (as measured by fuel consumption per dwt).

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

Business Outlook
The impact of recent developments in Ukraine
As a result of the conflict between Russia and Ukraine, the U.S., EU and United Kingdom, together with numerous other countries, have imposed significant sanctions on persons and entities associated with Russia and Belarus, as well as comprehensive sanctions on certain areas within the Donbas region of Ukraine, and such sanctions apply to entities owned or controlled by such designated persons or entities. This conflict has become a multi-year war and humanitarian crisis. While it is difficult to estimate the impact of this conflict and current or future sanctions on the Company’s business and financial position, these events and related sanctions could adversely impact the Company’s operations. In the near term, we have seen, and expect to continue to see, increased volatility in both Russian and Ukrainian exports in the Black Sea region, as well as Russian exports in the Baltic and Far East regions due to these geopolitical events. In addition, the volatility of market prices for fuel has increased as a result of related supply disruptions from this conflict. Continued volatility in fuel prices could have an unpredictable impact on the Company’s operations and liquidity.
The conflict between Russia and Ukraine may also impact our ability to continue to source and retain crew from these countries. In response to this risk, we have established and may expand relationships with manning agencies outside of Russia and Ukraine, including in Asia. We have incurred and expect to continue to incur increased operating expenses related to Russian and Ukrainian crew procurement, travel costs to repatriate Russian and Ukrainian crew members on board our vessels and to expatriate crew members sourced from other regions. In response to this risk, the Company recruited one new third-party manning agency during 2022 and another during 2023 in order to diversify our crew nationality exposure and increase our sourcing from the Philippines.
For more information regarding the risks relating to the conflict between Russia and Ukraine, including economic sanctions levied as a result of it, see Part I, Item 1A, “Risk Factors” of the Annual Report. The conflict between Russia and Ukraine may impact our ability to retain and source crew, and in turn, could materially and adversely affect our operating results.
Operations
We carry out the commercial, technical and strategic management of our fleet through our wholly-owned subsidiary, Eagle Bulk Management LLC, a Marshall Islands limited liability company, which maintains its principal executive offices in Stamford, Connecticut. We also maintain offices in Copenhagen (Denmark) and Singapore.
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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Significant estimates include fair values of long-lived assets (primarily vessels and operating lease right-of-use assets), impairment of long-lived assets (primarily vessels and operating lease right-of-use assets), stock-based compensation and financial instruments (primarily derivative instruments and Convertible Bond Debt (as defined herein)), residual values of vessels, useful lives of vessels and estimated losses on accounts receivable. Actual results could differ from those estimates.
Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require subjective or complex judgments. Our unaudited interim condensed consolidated financial statements do not include all of the information on critical accounting policies normally included in consolidated financial statements prepared in accordance with U.S. GAAP. Accordingly, a description of our critical accounting policies, which can be found in Note 2, Significant Accounting Policies, in the notes to the consolidated financial statements included in the Annual Report, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Quarterly Reports on Form 10-Q. There have been no material changes from the “Critical Accounting Policies” disclosed in the Annual Report, except as follows.
Effective January 1, 2023, we increased our estimated vessel scrap value from $300 per lwt to $400 per lwt. This change was driven by increases in 15-year average scrap price trends sourced from a third-party data provider. The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of our vessel assets. We expect depreciation to decrease by approximately $4.0 million for the year ended December 31, 2023 solely as a result of the prospective change in this estimate.
Results of Operations for the three months ended March 31, 2023:
Fleet Utilization
We consider the following fleet utilization measures important to understanding and analyzing our results of operations:

	Three Months Ended
	March 31, 2023	March 31, 2022
Ownership Days	4,811	4,770
Owned Available Days	4,581	4,437
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
•Owned available days: We define owned available days as the number of ownership days less the aggregate number of days that our owned vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel upgrades or special surveys and other reasons which prevent the vessel from performing under a charter party in a period. The shipping industry uses available days to measure the number of days in a period during which vessels should be capable of generating revenues.
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
TCE is commonly used in the shipping industry primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters because charter hire rates for vessels on voyage charters are generally not expressed in per-day amounts while charter hire rates for vessels on time charters generally are expressed in such amounts. The Company defines TCE as revenues, net less voyage expenses and charter hire expenses, adjusted for realized gains/(losses) on FFAs and bunker swaps, the subtotal of which is divided by the number of owned available days. TCE provides additional meaningful information in conjunction with Revenues, net, the most directly comparable GAAP measure, because it assists Company management in making decisions regarding the deployment and use of its vessels and in evaluating their performance. The Company’s TCE should not be considered an alternative to net income/(loss), operating income/(loss), cash flows provided by/(used in) operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. The Company’s calculation of TCE may not be comparable to those reported by other companies.
The following table represents the reconciliation of TCE, a non-GAAP measure, from Revenues, net as recorded in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022.

(in thousands, except for Owned available days and TCE data)	For the Three Months Ended
	March 31, 2023	March 31, 2022
Revenues, net	$105,198	$184,398
Less:
Voyage expenses	(33,475)	(43,627)
Charter hire expenses	(12,420)	(22,711)
Realized (loss)/gain on FFAs and bunker swaps	(133)	3,547
	$59,170	$121,607

Owned available days	4,581	4,437
TCE	$12,917	$27,407
Net income
For the three months ended March 31, 2023, the Company reported net income of $3.2 million, or basic and diluted net income per share of $0.25 and $0.24, respectively. In the comparable quarter of 2022, the Company reported net income of $53.1 million, or basic and diluted net income per share of $4.09 and $3.27, respectively.
Revenues
Our revenues are derived from time and voyage charters and our revenues are driven primarily by the number of vessels in our fleet, the number of days during which our vessels operate and the net charter hire that our vessels earn under charters, which, in turn, are affected by a number of factors, including:
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

Revenues, net for the three months ended March 31, 2023 were $105.2 million compared to $184.4 million for the comparable quarter in 2022. Revenues, net decreased $79.2 million primarily due to lower rates on both time and voyage charters, driven by a decline in the drybulk market.
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
Voyage expenses for the three months ended March 31, 2023 were $33.5 million compared to $43.6 million for the comparable quarter in 2022. Voyage expenses decreased $10.2 million primarily due to a $6.0 million reduction in port expenses and a $3.0 million decrease in bunker consumption expenses, each primarily driven by a decrease in voyage charters.
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
Vessel operating expenses for the three months ended March 31, 2023 were $31.3 million compared to $27.9 million for the comparable quarter in 2022. Vessel operating expenses increased $3.3 million as a result of higher ownership days and primarily due to a $2.2 million increase in crewing costs driven by higher crew compensation costs and a $0.8 million increase in stores and spares related to the timing of purchases.
Charter hire expenses
Charter hire expenses for the three months ended March 31, 2023 were $12.4 million compared to $22.7 million for the comparable quarter in 2022. Charter hire expenses decreased $10.3 million primarily due to a decrease in charter hire rates related to a decline in the drybulk market.
Chartered-in days, which is the aggregate number of days in a period during which the Company chartered-in vessels, for the three months ended March 31, 2023 and 2022 were 944 and 960 days, respectively.
Depreciation and amortization
We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. We estimate the scrap rate to be $400 per lwt to compute each vessel’s residual value.
We amortize drydocking costs on a straight-line basis over the period through the date the next drydocking is required to become due, generally 30 months for vessels that are 15 years old or more and 60 months for vessels that are less than 15 years old.
Depreciation and amortization for the three months ended March 31, 2023 was $14.7 million compared to $14.6 million for the comparable quarter in 2022. Depreciation and amortization increased $0.1 million primarily due to a $0.7 million increase in deferred drydocking cost amortization due to higher drydocking expenditures and a $0.3 million increase in depreciation driven by the net impact of vessels acquired and sold during the respective periods. This was partially offset by a $1.0 million decrease in depreciation due to a change in our estimated vessel scrap value from $300 per lwt to $400 per lwt, effective January 1, 2023.
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
General and administrative expenses for the three months ended March 31, 2023 were $11.0 million compared to $10.1 million for the comparable quarter in 2022. Excluding stock-based compensation expense of $1.9 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively, general and administrative expenses for the three months ended March 31, 2023 were $9.1 million compared to $8.6 million for the comparable quarter in 2022. General and administrative expenses increased $0.9 million primarily due to a $0.4 million increase in stock-based compensation expense and a $0.2 million increase in professional fees.
Other operating expense
Other operating expense for the three months ended March 31, 2023 and 2022 was $0.1 million.
Gain on sale of vessel
For the three months ended March 31, 2023, the Company recorded a gain on the sale of the vessel Jaeger of $3.3 million.
Interest expense
Interest expense for the three months ended March 31, 2023 and 2022 was $3.9 million and $4.4 million, respectively. Interest expense decreased $0.6 million due to lower outstanding principal balances driven by principal repayments.
The Company entered into interest rate swaps in October 2021 to fix the interest rate exposure on the Global Ultraco Debt Facility term loan. As a result of these swaps, which average 87 basis points, the Company’s interest rate exposure is fully fixed insulating the Company from the rising interest rate environment.
Interest income
Interest income for the three months ended March 31, 2023 and 2022 was $1.8 million and less than $0.1 million, respectively. Interest income increased primarily due to higher interest rates on the Company’s cash balances.
Realized and unrealized loss on derivative instruments, net
Realized and unrealized loss on derivative instruments, net for the three months ended March 31, 2023 was $0.4 million compared to $7.9 million for the comparable quarter in 2022. The realized and unrealized loss on derivative instruments, net decreased $7.5 million due to market movements as well as lower FFA and bunker swap activity. Refer to Note 5, Derivative Instruments, to the condensed consolidated financial statements for further information.
Effects of Inflation
The Company believes that its business benefits during periods of elevated inflation and positive demand growth, as higher charter rates and net revenues more than offset increases in costs relating to vessel operating expenses, drydocking, and general and administrative.
Liquidity and Capital Resources
Our principal sources of funds include operating cash flows and borrowings under long-term debt and revolving credit facilities. Our principal uses of funds include (i) capital expenditures to establish and grow our fleet, maintain the quality and efficiency of our vessels and comply with international shipping standards and environmental laws and regulations, (ii) funding working capital requirements and (iii) making principal and interest payments on our debt.
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

Summary of Liquidity and Capital Resources
As of March 31, 2023, our cash and cash equivalents including noncurrent restricted cash was $155.9 million compared to $189.8 million as of December 31, 2022.
The following table presents summarized cash flow information for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$7,411	$42,254
Net cash used in investing activities	(18,583)	(3,937)
Net cash used in financing activities	(22,727)	(40,862)
Net decrease in cash, cash equivalents and restricted cash	(33,899)	(2,545)
Cash, cash equivalents and restricted cash at beginning of period	189,754	86,222
Cash, cash equivalents and restricted cash at end of period	$155,855	$83,677
Net cash provided by operating activities for the three months ended March 31, 2023 was $7.4 million, compared to $42.3 million for the three months ended March 31, 2022. The decrease is primarily due to a decrease in net income driven by lower freight rates, partially offset by changes in operating assets and liabilities driven by decreases in accounts receivable and inventories.
Net cash used in investing activities for the three months ended March 31, 2023 was $18.6 million, compared to $3.9 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company (i) paid $20.9 million to purchase one vessel and other vessel improvements, (ii) paid $6.0 million as advances on the purchase of two vessels and (iii) paid $0.2 million to purchase ballast water treatment systems (“BWTS”). These uses of cash were partially offset by $8.4 million in net proceeds from the sale of one vessel. During the three months ended March 31, 2022, the Company (i) paid $3.5 million to purchase BWTS, (ii) paid $0.3 million to purchase vessel improvements and (iii) paid $0.2 million to purchase other fixed assets.
Net cash used in financing activities for the three months ended March 31, 2023 was $22.7 million, compared to $40.9 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company (i) repaid $12.5 million of term loan under the Global Ultraco Debt Facility, (ii) paid $8.6 million in dividends and (iii) paid $1.7 million for taxes related to net share settlement of equity awards. During the three months ended March 31, 2022, the Company (i) paid $26.8 million in dividends, (ii) repaid $12.5 million of term loan under the Global Ultraco Debt Facility and (iii) paid $1.9 million for taxes related to net share settlement of equity awards. As it relates to amounts paid for taxes related to net share settlement of equity awards, the Company withholds a number of shares earned by employees with a value equal to amounts paid.
A summary of the Company’s debt as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023		December 31, 2022
	Principal Amount Outstanding	Carrying Value	Principal Amount Outstanding	Carrying Value
Convertible Bond Debt	$104,119	$103,595	$104,119	$103,499
Global Ultraco Debt Facility (1)	225,300	218,955	237,750	230,983
Revolver loan under Global Ultraco Debt Facility (2)	—	—	—	—
	$329,419	$322,550	$341,869	$334,482

(1)	$49.8 million of principal amount outstanding under the Global Ultraco Debt Facility is classified as current as of March 31, 2023 and December 31, 2022.
(2)	As of March 31, 2023 and December 31, 2022, the undrawn revolving facility under the Global Ultraco Debt Facility was $100.0 million.
See Note 4, Debt, to the condensed consolidated financial statements included herein for a summary of our credit agreements.

Capital Expenditures
Our capital expenditures relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance their revenue earning capabilities, efficiency and/or safety and to comply with relevant regulations.
On January 30, 2023, the Company entered into a memorandum of agreement to acquire a high-specification 2020-built scrubber-fitted Ultramax bulkcarrier for total consideration of $30.1 million. The Company paid a deposit of $3.0 million on this vessel as of March 31, 2023. The vessel is expected to be delivered to the Company during the second quarter of 2023. The remaining consideration is due upon delivery of the vessel and the Company intends to fund this acquisition with cash on hand and/or amounts available under the Global Ultraco Debt Facility.
On February 28, 2023, the Company entered into a memorandum of agreement to acquire a high-specification 2020-built scrubber-fitted Ultramax bulkcarrier for total consideration of $30.1 million. The Company paid a deposit of $3.0 million on this vessel as of March 31, 2023. The vessel is expected to be delivered to the Company during the second quarter of 2023. The remaining consideration is due upon delivery of the vessel and the Company intends to fund this acquisition with cash on hand and/or amounts available under the Global Ultraco Debt Facility.
In addition to acquisitions that we may undertake in future periods, the Company’s other major capital expenditures include funding the Company’s program of regularly scheduled drydocking and vessel improvements necessary to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of its drydockings, the timing of costs are relatively predictable. In accordance with statutory requirements, management anticipates that vessels are to be drydocked every five years for vessels less than 15 years and every two and a half years for vessels older than 15 years. Funding of drydocking costs is anticipated to be satisfied with cash from operations. Generally, drydocking requires us to reposition vessels from a discharge port to shipyard facilities, which will reduce our owned available days during that period.
Drydocking costs incurred are deferred and amortized to expense on a straight-line basis over the period through the date the next drydocking is required to become due. During the three months ended March 31, 2023, two of our vessels completed drydock and we incurred $3.7 million for drydocking costs. During the three months ended March 31, 2022, four of our vessels completed drydock and we incurred $10.8 million for drydocking costs.
The following table represents certain information about the estimated costs for anticipated vessel drydockings, ballast water treatment systems, and vessel upgrades in the next four quarters, along with the anticipated off-hire days:

	Projected Costs (1) ($ in millions)
Quarters Ending	Off-hire Days(2)	BWTS	Drydocks	Vessel Upgrades(3)
June 30, 2023	293	$1.8	$6.5	$0.8
September 30, 2023	170	$1.2	$1.8	$—
December 31, 2023	249	$0.8	$4.6	$0.4
March 31, 2024	123	$—	$4.6	$0.4

(1)	We intend to fund these costs with cash on hand.
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

Other Contingencies
See Note 7, Commitments and Contingencies, to our condensed consolidated financial statements for a discussion of our contingencies related to legal proceedings. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could be material and adverse and could change in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report. For additional information regarding our use of derivative financial instruments, including interest rate swaps, forward freight agreements and bunker swaps, see Note 5, Derivative Instruments, to our condensed consolidated financial statements.
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
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A – RISK FACTORS
There have been no material changes from the “Risk Factors” previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (the “Annual Report”). The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations, earnings, financial condition, cash flows and stock price.

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

3.3
Articles of Amendment of the Third Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on September 14, 2020; File No. 001-33831).

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

10.1
Employment Agreement, dated March 29, 2023, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Constantine Tsoutsoplides (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023).

10.2
Senior Secured Credit Facility, dated October 1, 2021, by and between Eagle Bulk Shipping, Inc., certain vessel-owning subsidiaries, as guarantors, the lenders party thereto, the swap banks party thereto, Credit Agricole Corporate and Investment Bank, Skandinaviska Enskilda Banken AB (PUBL), Danish Ship Finance A/S, Nordea Bank ABP, Filial I Norge and DNB Markets Inc., as mandated lead arrangers and bookrunners, DNB Bank ASA, as swap coordinator, Deutsche Bank AG and ING Bank N.V., London Branch, as lenders, and Credit Agricole, as security trustee, structurer, sustainability coordinator and facility agent (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022).

10.3*	Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, dated November 15, 2022, between Gary Vogel and Eagle Bulk Shipping Inc.
31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive income (unaudited) for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
--------------------------------------------------------------------------------
Gary Vogel
Chief Executive Officer
(Principal executive officer of the registrant)
Date: May 5, 2023
By: /s/ Constantine Tsoutsoplides
--------------------------------------------------------------------------------
Constantine Tsoutsoplides
Chief Financial Officer
(Principal financial officer of the registrant)
Date: May 5, 2023