Form 10-Q
period 2023-06-30
Eagle Bulk Shipping Inc.
filed 2023-08-04
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
300 First Stamford Place, 5th floor
Stamford, Connecticut 06902
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (203) 276-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EGLE	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange

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
Number of shares of registrant’s common stock outstanding as of August 4, 2023: 9,938,990

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
We have based these statements on assumptions and analyses formed by applying our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. The Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Risks and uncertainties are further described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 10, 2023 (the “Annual Report”).

PART I: FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2023 and December 31, 2022
(U.S. Dollars in thousands, except share data and par values)

	June 30, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$115,703	$187,155
Accounts receivable, net of a reserve of $2,965 and $3,169, respectively	28,396	32,311
Prepaid expenses	6,533	4,531
Inventories	21,695	28,081
Collateral on derivatives	676	909
Fair value of derivative assets – current	9,814	8,479
Vessel held for sale	11,052	—
Other current assets	440	558
Total current assets	194,309	262,024
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $277,924 and $261,725, respectively	925,632	891,877
Advances for vessel purchases	—	3,638
Advances for BWTS and other assets	1,622	2,722
Deferred drydock costs, net	40,469	42,849
Other fixed assets, net of accumulated depreciation of $1,706 and $1,623, respectively	291	310
Operating lease right-of-use assets	15,472	23,006
Restricted cash – noncurrent	2,575	2,599
Fair value of derivative assets – noncurrent	6,331	8,184
Total noncurrent assets	992,392	975,185
Total assets	$1,186,701	$1,237,209
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$22,520	$20,129
Accrued interest	3,567	3,061
Other accrued liabilities	20,920	24,097
Fair value of derivative liabilities – current	8	163
Current portion of operating lease liabilities	14,274	22,045
Unearned charter hire revenue	6,002	9,670
Current portion of long-term debt	49,800	49,800
Total current liabilities	117,091	128,965
Noncurrent liabilities:
Long-term debt – Global Ultraco Debt Facility, net of debt discount and debt issuance costs	353,618	181,183
Convertible Bond Debt, net of debt discount and debt issuance costs	103,693	103,499
Noncurrent portion of operating lease liabilities	2,847	3,173
Other noncurrent accrued liabilities	695	1,208
Total noncurrent liabilities	460,853	289,063
Total liabilities	577,944	418,028

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 9,310,443 and 13,003,702 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	93	130
Additional paid-in capital	745,636	966,058
Accumulated deficit	(151,697)	(163,556)
Accumulated other comprehensive income	14,725	16,549
Total stockholders' equity	608,757	819,181
Total liabilities and stockholders' equity	$1,186,701	$1,237,209

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(U.S. Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues, net	$101,406	$198,695	$206,604	$383,093

Voyage expenses	25,471	36,290	58,946	79,917
Vessel operating expenses	30,998	27,207	62,255	55,122
Charter hire expenses	11,726	21,285	24,146	43,996
Depreciation and amortization	14,831	15,254	29,563	29,834
General and administrative expenses	11,269	9,891	22,219	19,945
Impairment of operating lease right-of-use assets	722	—	722	—
Other operating expense	93	41	183	174
Gain on sale of vessels	(11,558)	—	(14,876)	—
Total operating expenses, net	83,552	109,968	183,158	228,988

Operating income	17,854	88,727	23,446	154,105

Interest expense	4,434	4,338	8,291	8,785
Interest income	(1,815)	(174)	(3,651)	(219)
Realized and unrealized gain on derivative instruments, net	(2,791)	(9,890)	(2,422)	(1,988)
Total other (income)/expense, net	(172)	(5,726)	2,218	6,578
Net income	$18,026	$94,453	$21,228	$147,527

Weighted average shares outstanding:
Basic	12,734,230	12,988,200	12,892,793	12,981,202
Diluted	16,058,606	16,376,517	16,223,841	16,373,458

Per share amounts:
Basic net income	$1.42	$7.27	$1.65	$11.36
Diluted net income	$1.21	$5.77	$1.48	$9.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(U.S. Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$18,026	$94,453	$21,228	$147,527
Other comprehensive income/(loss):
Effect of cash flow hedges	1,035	2,170	(1,824)	10,851
Comprehensive income	$19,061	$96,623	$19,404	$158,378

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(U.S. Dollars in thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2022	13,003,702	$130	$966,058	$(163,556)	$16,549	$819,181
Net income	—	—	—	3,202	—	3,202
Dividends declared ($0.60 per share)	—	—	—	(8,019)	—	(8,019)
Issuance of shares due to vesting of equity awards	61,358	1	(1)	—	—	—
Effect of cash flow hedges	—	—	—	—	(2,859)	(2,859)
Cash used to settle net share equity awards	—	—	(1,651)	—	—	(1,651)
Stock-based compensation	—	—	1,855	—	—	1,855
Balance at March 31, 2023	13,065,060	$131	$966,261	$(168,373)	$13,690	$811,709
Net income	—	—	—	18,026	—	18,026
Dividends declared ($0.10 per share)	—	—	—	(1,350)	—	(1,350)
Issuance of shares due to vesting of equity awards	26,944	—	—	—	—	—
Repurchase of common stock – related party (Note 6)	(3,781,561)	(38)	(222,780)	—	—	(222,818)
Effect of cash flow hedges	—	—	—	—	1,035	1,035
Stock-based compensation	—	—	2,155	—	—	2,155
Balance at June 30, 2023	9,310,443	$93	$745,636	$(151,697)	$14,725	$608,757

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2021	12,917,027	$129	$982,746	$(313,495)	$1,886	$671,266
Net income	—	—	—	53,073	—	53,073
Dividends declared ($2.05 per share)	—	—	—	(27,112)	—	(27,112)
Cumulative effect of adoption of ASU 2020-06	—	—	(20,726)	8,676	—	(12,050)
Issuance of shares due to vesting of restricted shares	60,890	1	(1)	—	—	—
Issuance of shares upon exercise of stock options	8,077	—	85	—	—	85
Effect of cash flow hedges	—	—	—	—	8,681	8,681
Fees for equity offerings	—	—	201	—	—	201
Cash used to settle net share equity awards	—	—	(1,862)	—	—	(1,862)
Stock-based compensation	—	—	1,487	—	—	1,487
Balance at March 31, 2022	12,985,994	$130	$961,930	$(278,858)	$10,567	$693,769
Net income	—	—	—	94,453	—	94,453
Dividends declared ($2.00 per share)	—	—	—	(26,449)	—	(26,449)
Issuance of shares due to vesting of restricted shares	3,187	—	—	—	—	—
Effect of cash flow hedges	—	—	—	—	2,170	2,170
Cash used to settle net share equity awards	—	—	(53)	—	—	(53)
Stock-based compensation	—	—	1,605	—	—	1,605
Balance at June 30, 2022	12,989,181	$130	$963,482	$(210,854)	$12,737	$765,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2023 and 2022
(U.S. Dollars in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$21,228	$147,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,633	23,573
Noncash operating lease expense	13,322	12,664
Amortization of deferred drydocking costs	6,930	6,261
Amortization of debt discount and debt issuance costs	1,146	1,092
Impairment of operating lease right-of-use assets	722	—
Gain on sale of vessels	(14,876)	—
Unrealized gain on derivative instruments, net	(1,785)	(1,393)
Stock-based compensation expense	4,010	3,092
Drydocking expenditures	(8,259)	(16,098)
Changes in operating assets and liabilities:
Accounts payable	2,172	1,793
Accounts receivable	3,741	(15,492)
Accrued interest	506	51
Inventories	6,385	(7,542)
Operating lease liabilities current and noncurrent	(14,607)	(12,664)
Collateral on derivatives	233	(1,689)
Fair value of derivatives, other current and noncurrent assets	434	(453)
Other accrued liabilities	(6,105)	(868)
Prepaid expenses	(2,002)	(1,162)
Unearned charter hire revenue	(3,670)	1,522
Net cash provided by operating activities	32,158	140,214

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(81,708)	(495)
Purchase of BWTS	(1,391)	(4,807)
Proceeds from hull and machinery insurance claims	174	—
Net proceeds from sale of vessels	40,698	—
Purchase of other fixed assets	(63)	(241)
Net cash used in investing activities	(42,290)	(5,543)

Cash flows from financing activities:
Proceeds from Revolving Facility, net of debt issuance costs – Global Ultraco Debt Facility	123,361	—
Proceeds from Term Facility, net of debt issuance costs – Global Ultraco Debt Facility	73,125	—
Repayment of Term Facility – Global Ultraco Debt Facility	(24,900)	(24,900)
Repurchase of Common Stock and associated fees – related party (Note 6)	(221,196)	—
Dividends paid	(9,979)	(52,816)
Debt issuance costs paid to lenders – Original Global Ultraco Debt Facility	—	(18)
Cash paid for taxes related to net share settlement of equity awards	(1,652)	(1,915)
Other financing costs paid	(103)	—
Cash received from exercise of stock options	—	85
Proceeds from equity offerings, net of issuance costs	—	201
Net cash used in financing activities	(61,344)	(79,363)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(71,476)	55,308
Cash, cash equivalents and restricted cash at beginning of period	189,754	86,222
Cash, cash equivalents and restricted cash at end of period	$118,278	$141,530

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
As of June 30, 2023, the Company owned and operated a modern fleet of 53 ocean-going vessels (one of which, the Sankaty Eagle, is classified as held for sale), including 23 Supramax and 30 Ultramax vessels with a combined carrying capacity of 3.22 million deadweight tons (“dwt”) and an average age of approximately 10.1 years.
In addition to its owned fleet, the Company charters-in third-party vessels on both a short-term and long-term basis. As of June 30, 2023, the Company had five Ultramax vessels on a long-term charter-in basis, with remaining lease terms ranging from two months to ten months.
For each of the three and six months ended June 30, 2023 and 2022, the Company had no charterers which individually accounted for more than 10% of the Company’s gross charter revenue.
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
Note 2. Significant Accounting Policies and Pronouncements
The Company's significant accounting policies are described in Note 2. Significant Accounting Policies, in the notes to the consolidated financial statements included in the Annual Report. Included herein are certain updates to those policies.

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
Effective January 1, 2023, we increased our estimated vessel scrap value from $300 per light weight ton (“lwt”) to $400 per lwt. This change was driven by increases in 15-year average scrap price trends sourced from a third-party data provider as well as similar increases by certain of our industry peer companies. The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of our vessel assets. We expect depreciation to decrease by approximately $4.0 million for the year ended December 31, 2023 solely as a result of the prospective change in this estimate. The impact of this change on Net income and basic and diluted net income per share for the three and six months ended June 30, 2023 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023
Increase to Net income	$999	$1,997
Increase to Basic net income per share	$0.08	$0.15
Increase to Diluted net income per share	$0.06	$0.12
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. ASU 2020-04 is optional and effective for all entities as of March 12, 2020 and may be applied prospectively to contract modifications made on or before December 31, 2024 (as extended by ASU 2022-06, Deferral of the Sunset Date of Topic 848). In June 2023, the Company modified certain interest rate swap agreements to coincide with the Global Ultraco Refinancing (as defined below). The Company utilized certain expedients under ASU 2020-04 to conclude that the modifications should be accounted for as continuations of the existing swap agreements, which had no impact on our condensed consolidated financial statements. See Note 4. Debt and Note 5. Derivative Instruments, for additional information on the Global Ultraco Refinancing and the Company’s outstanding interest rate swap agreements, respectively.
Note 3. Vessels
Vessels and Vessel Improvements
As of June 30, 2023, the Company’s owned fleet consisted of 53 drybulk vessels, one of which (Sankaty Eagle) is classified as held for sale.
In December 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built Ultramax bulkcarrier for total consideration of $24.3 million. The Company paid a deposit of $3.6 million on this vessel as of December 31, 2022. The vessel was delivered to the Company in February 2023.
In January 2023, the Company entered into a memorandum of agreement to acquire a high-specification 2020-built scrubber-fitted Ultramax bulkcarrier for total consideration of $30.1 million. The vessel was delivered to the Company in May 2023.
In February 2023, the Company entered into a memorandum of agreement to acquire a high-specification 2020-built scrubber-fitted Ultramax bulkcarrier for total consideration of $30.1 million. The vessel was delivered to the Company in May 2023.
In February 2023, the Company entered into a memorandum of agreement to sell the vessel Jaeger (a 2004-built Supramax) for total consideration of $9.0 million. The vessel was delivered to the buyer in March 2023.

In April 2023, the Company entered into memorandums of agreement to sell the vessels Montauk Eagle, Newport Eagle and Sankaty Eagle (each, a 2011-built Supramax) for total consideration of $49.8 million. The Montauk Eagle and Newport Eagle were delivered to the buyer in May 2023. The Sankaty Eagle was delivered to the buyer in July 2023.
Activity in Vessels and vessel improvements for the six months ended June 30, 2023 is as follows:

June 30, 2023
Beginning balance	$891,877
Purchase of vessels and vessel improvements	85,402
Sale of vessels	(22,160)
Vessel held for sale	(9,477)
Purchase of BWTS	2,541
Depreciation expense	(22,551)
Ending balance	$925,632
As of June 30, 2023, Vessel held for sale is comprised of $9.5 million of vessel and vessel improvements and $1.6 million of unamortized deferred drydock costs.
Note 4. Debt
Long-term debt consists of the following:

	June 30, 2023			December 31, 2022
	Principal Amount Outstanding	Debt Discounts and Debt Issuance Costs	Carrying Value	Principal Amount Outstanding	Debt Discounts and Debt Issuance Costs	Carrying Value
Convertible Bond Debt	$104,119	$(426)	$103,693	$104,119	$(620)	$103,499
Global Ultraco Debt Facility – Term Facility	287,850	(6,273)	281,577	237,750	(6,767)	230,983
Global Ultraco Debt Facility – Revolving Facility	125,000	(3,159)	121,841	—	—	—
Total debt	516,969	(9,858)	507,111	341,869	(7,387)	334,482
Less: Current portion – Global Ultraco Debt Facility	(49,800)	—	(49,800)	(49,800)	—	(49,800)
Total long-term debt	$467,169	$(9,858)	$457,311	$292,069	$(7,387)	$284,682
Global Ultraco Debt Facility
On May 11, 2023, Eagle Bulk Ultraco LLC (“Eagle Ultraco”), a wholly-owned subsidiary of the Company, along with certain of its wholly-owned, vessel-owning subsidiaries as guarantors, amended and restated its Credit Agreement originally dated October 1, 2021 (the “Original Global Ultraco Debt Facility”) pursuant to an Amended and Restated Credit Agreement dated as of May 11, 2023 (the “Global Ultraco Refinancing” and, as amended, the “Global Ultraco Debt Facility”) with the lenders party thereto and Crédit Agricole Corporate and Investment Bank (“Credit Agricole”) as security trustee, structurer, sustainability coordinator and facility agent (collectively, the “Lenders”). The Company paid fees of $3.5 million to the Lenders in connection with the Global Ultraco Refinancing.

The Global Ultraco Refinancing provided for additional loan capacity of up to $175.0 million, thereby increasing the aggregate principal amount of senior secured credit facilities under the Global Ultraco Debt Facility to $485.3 million (from $310.3 million under the Original Global Ultraco Debt Facility). Additional amounts provided under the Global Ultraco Refinancing included (i) an additional term loan of up to $75.0 million, thereby increasing the aggregate principal amount of term loans under the Global Ultraco Debt Facility to $300.3 million (the “Term Facility”) and (ii) an additional revolving credit facility in an aggregate principal amount of $100.0 million, thereby increasing the aggregate principal amount of revolving credit facilities available under the Global Ultraco Debt Facility to $185.0 million which shall be reduced beginning on September 15, 2023 and every three months thereafter, by twenty-one consecutive reductions of $5.445 million (the “Revolving Facility”). Proceeds from the Global Ultraco Refinancing are to be used for general corporate and working capital purposes, including, but not limited to vessel purchases, capital improvements, stock buybacks or equity repurchases, retirement of debt and other strategic initiatives.
During the six months ended June 30, 2023, the Company borrowed $75.0 million under the Term Facility and $125.0 million under the Revolving Facility.
Pursuant to the Global Ultraco Debt Facility, the Term Facility and the Revolving Facility mature and are repayable in full on September 28, 2028 (the “Loan Maturity Date”). The Term Facility will be repaid in twenty-two quarterly installments of $12.45 million beginning on June 15, 2023, with a final balloon payment due on the Loan Maturity Date. Outstanding borrowings under the Global Ultraco Debt Facility bear interest at a rate equal to the sum of (i) Term SOFR (as defined in the Global Ultraco Debt Facility) for the relevant interest period, (ii) a credit spread adjustment of 26.161 basis points per annum to achieve parity between the SOFR-based benchmark rate on the Global Ultraco Debt Facility and the LIBOR-based benchmark rate on the Original Global Ultraco Debt Facility and (iii) the applicable margin, which ranges between 2.05% and 2.75% based on the consolidated net leverage ratio of the Company and certain sustainability-linked criteria.

The Global Ultraco Debt Facility is secured by, among other items, a first priority mortgage on 52 of the Company’s owned vessels, as identified in the Global Ultraco Debt Facility, and such other vessels that the Company may, from time to time, include with the approval of the Lenders (collectively, the “Eagle Vessels”). The Global Ultraco Debt Facility contains standard affirmative and negative covenants as well as certain financial covenants. The financial covenants require the Company, on a consolidated basis, to maintain at all times (a) (i) cash and cash equivalents or (ii) undrawn Revolving Facility commitments up to seven months prior to the Loan Maturity Date not less than the greater of (i) $0.6 million per vessel owned directly or indirectly by the Company and its subsidiaries or (ii) 7.5% of consolidated total debt; (b) a debt to capitalization ratio of not greater than 0.60:1.00; and (c) positive working capital (excluding the current portions of operating lease liabilities and long-term debt). Additionally, the Company has to ensure that the aggregate fair market value of the Eagle Vessels is not less than 140% of the aggregate principal amounts outstanding under the Global Ultraco Debt Facility. As of June 30, 2023, the Company was in compliance with all applicable financial covenants under the Global Ultraco Debt Facility.
Prior to the Global Ultraco Refinancing, on October 1, 2021, Eagle Ultraco, along with certain of its vessel-owning subsidiaries as guarantors, entered into the Original Global Ultraco Debt Facility with the lenders party thereto. The Original Global Ultraco Debt Facility provided for an aggregate principal amount of $400.0 million, which consisted of (i) a term loan facility in an aggregate principal amount of $300.0 million and (ii) a revolving credit facility in an aggregate principal amount of $100.0 million.
The Original Global Ultraco Debt Facility had a maturity date of October 1, 2026. Outstanding borrowings bore interest at a rate of LIBOR plus 2.10% to 2.80% per annum, depending on certain metrics such as the Company's financial leverage ratio and meeting sustainability linked criteria. Repayments of $12.45 million were due quarterly and began on December 15, 2021, with a final balloon payment of all outstanding principal and accrued interest due upon maturity. As a result of the sale of the vessels Newport Eagle, Montauk Eagle and Sankaty Eagle, the aggregate principal amount available under the revolving credit facility was reduced from $100.0 million to $85.0 million.
The Original Global Ultraco Debt Facility was secured by 49 of the Company's vessels. The Original Global Ultraco Debt Facility contained certain standard affirmative and negative covenants along with financial covenants. Through the date of the Global Ultraco Refinancing, the Company was in compliance with all applicable covenants under the Original Global Ultraco Debt Facility.

The Global Ultraco Refinancing was accounted for as a modification under Accounting Standards Codification (“ASC”) 470, Debt. As such, a new effective interest rate was determined based on the carrying value of the term facility just prior to the Global Ultraco Refinancing, including unamortized discount and debt issuance costs, as well as fees paid to the Lenders attributable to the Term Facility in connection with the Global Ultraco Refinancing. In addition, an amount of previously unamortized debt issuance costs and fees paid to lenders attributable to the revolving credit facility under the Original Global Ultraco Debt Facility as well as fees paid to the Lenders and third party costs attributable to the Revolving Facility in connection with the Global Ultraco Refinancing shall be deferred and amortized over the term of the Revolving Facility in a manner consistent with the Revolving Facility’s contractual reduction in capacity.
Prior to the Global Ultraco Refinancing, in October 2021, the Company entered into four interest rate swaps for the notional amount of $300.0 million of the term facility under the Original Global Ultraco Debt Facility to hedge the Original Global Ultraco Debt Facility’s LIBOR-based floating interest rate. In June 2023, the Company modified its then outstanding interest rate swap agreements to replace the underlying benchmark interest rate from LIBOR to SOFR with all other material terms remaining unchanged. See Note 5. Derivative Instruments, for additional details.
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
Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The conversion rate of the Convertible Bond Debt after adjusting for a 1-for-7 reverse stock split effected on September 15, 2020 (the “Reverse Stock Split”) and the Company's cash dividends declared through June 30, 2023 is 31.1402 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt, which is equivalent to a conversion price of approximately $32.11 per share of common stock (subject to further adjustments for future dividends).
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
As of January 1, 2022, in accordance with the adoption of ASU 2020-06 under the modified retrospective approach, the Convertible Bond Debt no longer required bifurcation and separate accounting of its conversion feature that was previously separately accounted for as an equity component. As such, an adjustment to beginning retained earnings of $8.7 million was recorded within Accumulated deficit and a $20.7 million reduction to Additional paid-in capital was recorded to reverse the equity component and an offsetting $12.0 million was recorded within Convertible Bond Debt, net of debt discount and debt issuance costs as a reversal of the debt discount. See Note 2. Significant Accounting Policies, in the notes to the consolidated financial statements included in the Annual Report for additional discussion of the impact of ASU 2020-06 on the accounting for the Convertible Bond Debt and the condensed consolidated financial statements upon adoption on January 1, 2022.
Share Lending Agreement
In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the “Share Lending Agreement”) to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt. In connection with the foregoing, the Company entered into an agreement with an affiliate of JCS to lend up to 511,840 newly issued shares of the Company’s common stock. The number of shares loaned under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of June 30, 2023, the fair value of the 511,840 outstanding loaned shares was $24.6 million based on the closing price of the common stock on June 30, 2023. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.
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
Interest Expense
A summary of interest expense for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Convertible Bond Debt	$1,302	$1,426	$2,603	$2,853
Global Ultraco Debt Facility – Term Facility (1)	1,937	2,134	3,730	4,347
Global Ultraco Debt Facility – Revolving Facility	236	—	236	—
Commitment fees on Revolving Facility	331	248	576	493
Amortization of debt discount and debt issuance costs	628	530	1,146	1,092
Total interest expense	$4,434	$4,338	$8,291	$8,785

(1)
Interest expense on the Term Facility under the Global Ultraco Debt Facility includes a reduction of $2.2 million and $0.1 million of interest from interest rate derivatives designated as hedging instruments for the three months ended June 30, 2023 and 2022, respectively and a reduction of $4.5 million of interest and $0.4 million of interest from interest rate derivatives designated as hedging instruments for the six months ended June 30, 2023 and 2022. See Note 5. Derivative Instruments, for additional information.

The following table presents the weighted average effective interest rate on the Company’s debt obligations, including the amortization of debt discounts and debt issuance costs and costs associated with commitment fees on revolving facilities for the three and six months ended June 30, 2023 and 2022, but excludes the impact on interest from interest rate derivatives designated as hedging instruments. In addition, the following table presents the range of contractual interest rates on the Company’s debt obligations, excluding the impact of costs associated with commitment fees on revolving facilities for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted average effective interest rate	7.65%	4.52%	7.48%	4.28%
Range of interest rates	5.00% to 7.57%	2.98% to 5.00%	5.00% to 7.57%	2.35% to 5.00%
The following table presents the weighted average effective interest rate on the Company’s debt obligations, including the impact on interest from interest rate derivatives designated as hedging instruments as well as amortization of debt discounts and debt issuance costs and costs associated with commitment fees on revolving facilities for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted average effective interest rate, including hedging instruments	5.05%	4.49%	4.83%	4.50%
Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations as of June 30, 2023:

	Convertible Bond Debt(1)	Global Ultraco Debt Facility – Revolving Facility(2)	Global Ultraco Debt Facility – Term Facility	Total
Six months ending December 31, 2023	$—	$—	$24,900	$24,900
2024	104,119	—	49,800	153,919
2025	—	—	49,800	49,800
2026	—	16,230	49,800	66,030
2027	—	21,780	49,800	71,580
2028	—	86,990	63,750	150,740
	$104,119	$125,000	$287,850	$516,969

(1)	This amount represents the aggregate principal amount of the Convertible Bond Debt outstanding that would be repaid, in cash, at the election of the Company, upon maturity.
(2)
Represents amounts payable based on the amount outstanding under the Revolving Facility as of June 30, 2023 and the timing of contractual reductions in capacity of the Revolving Facility. The amount and timing of actual repayments may change as a result of additional future borrowings or repayments under the Revolving Facility.

Note 5. Derivative Instruments
The Company uses interest rate swaps to manage its exposure to interest rate risk on its debt. Generally, the Company enters into interest rate swaps with the objective of effectively converting debt from a floating-rate to a fixed-rate obligation. As of June 30, 2023, the Company’s outstanding interest rate swaps were designated as hedging instruments and qualified as cash flow hedges.
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

For derivative instruments that are not designated as hedging instruments, changes in the fair value of the instruments and the gain or loss ultimately realized upon settlement of the derivative are reported in Realized and unrealized gain on derivative instruments, net in the Condensed Consolidated Statements of Operations.
As of June 30, 2023, the Company has International Swaps and Derivatives Association agreements with five financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the one counterparty which, among other things, provide the circumstances under which either party is required to post eligible collateral when the market value of transactions covered by these agreements exceeds specified thresholds.
Interest rate swaps
In June 2023, the Company modified its then outstanding interest rate swap agreements to replace the underlying benchmark interest rate from LIBOR to SOFR with all other material terms remaining unchanged. As discussed in Note 2. Significant Accounting Policies and Pronouncements, the Company utilized certain expedients under ASU 2020-04 to account for these modifications as continuations of existing agreements which had no impact on our condensed consolidated financial statements.
As of June 30, 2023, the Company had the following outstanding interest rate swaps that were designated and qualified as cash flow hedges.

Range of Fixed Rates	Weighted Average Fixed Rate	Notional Amount Outstanding
0.62% to 0.85%	0.66%	$212,850
The effect of these derivative instruments on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 is as follows:

	Fair Value of Derivative Assets/(Liabilities)
	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate contracts - interest rate swaps
	Fair value of derivative assets - current	$8,434	$8,479
	Fair value of derivative assets - noncurrent	6,331	8,184
		$14,765	$16,663

The effect of these instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)				Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest rate contracts
Interest rate swaps	$3,319	$2,252	$2,721	$10,536	Interest expense	$2,284	$82	$4,545	$(315)
Further information on the effect of these instruments on the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Accumulated other comprehensive income, beginning balance	$13,690	$10,567	$16,549	$1,886
Gain recognized in Other Comprehensive Income/(Loss)	3,319	2,252	2,721	10,536
(Gain)/loss reclassified from Other Comprehensive Income/(Loss) into earnings	(2,284)	(82)	(4,545)	315
Accumulated other comprehensive income, ending balance	$14,725	$12,737	$14,725	$12,737
Of the amount recorded in Accumulated other comprehensive income as of June 30, 2023, $8.6 million is expected to be reclassified into earnings within the next twelve months.
Forward freight agreements and bunker swaps
A summary of outstanding FFAs as of June 30, 2023 is as follows:

FFA Period	Average FFA Contract Price(1)	Number of Days Hedged
Quarter ending September 30, 2023 - Buy Positions	$14,289	(720)
Quarter ending September 30, 2023 - Sell Positions	$14,976	765
Quarter ending December 31, 2023 - Buy Positions	$13,896	(705)
Quarter ending December 31, 2023 - Sell Positions	$14,855	795

(1)	Presented in whole dollars.
As of June 30, 2023, the Company had outstanding bunker swap agreements to purchase 7,350 metric tons of low sulphur fuel oil with prices ranging between $469 and $544 with contracts expiring between July and December 2023. The Company does not expect non-performance by any of the counterparties to the Company’s bunker swap transactions.

The effect of these derivative instruments on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 is as follows:

	Fair Value of Derivative Assets/(Liabilities)
	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments
Commodity contracts - FFAs
	Fair value of derivative assets - current	$1,380	$—
		$1,380	$—

	Fair value of derivative liabilities - current	$(8)	$(70)
		$(8)	$(70)

Commodity contracts - bunker swaps
	Fair value of derivative liabilities - current	$—	$(93)
		$—	$(93)
The effect of these instruments on the Condensed Consolidated Statements of Operations, which is presented in Realized and unrealized gain on derivative instruments, net for the three and six months ended June 30, 2023 and 2022 is as follows:

	(Gain)/Loss Recognized in Earnings
	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Commodity contracts
FFAs - realized (gain)/loss	$(900)	$5,572	$(757)	$3,799
Bunker swaps - realized loss/(gain)	130	(2,620)	120	(4,394)
	(770)	2,952	(637)	(595)
FFAs - unrealized (gain)/loss	(1,933)	(13,133)	(1,700)	1,119
Bunker swaps - unrealized (gain)/loss	(88)	291	(85)	(2,512)
	(2,021)	(12,842)	(1,785)	(1,393)
Realized and unrealized gain on derivative instruments, net	$(2,791)	$(9,890)	$(2,422)	$(1,988)
As of June 30, 2023, $0.4 million and $0.3 million of collateral was pledged related to outstanding FFAs and bunker swaps, respectively.

Note 6. Stockholders’ Equity
Shareholder Rights Agreement
On June 22, 2023, the Company entered into a Rights Agreement (the “Rights Agreement”) with Computershare Trust Company, N.A., a national banking corporation, as rights agent. In connection therewith, the Company’s Board of Directors (the “Board”) declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s Common Stock, $0.01 par value. The dividend was payable on July 3, 2023 to shareholders of record as of the close of business on such date (the “Right Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Right Record Date and the date when the Rights become exercisable. The Rights will expire at the earlier of (i) 5:00 P.M., New York City time, on the third anniversary of the date of the declaration of the dividend of Rights and (ii) 5:00 P.M., New York City time, on the first anniversary of the date of the declaration of the dividend of Rights if Shareholder Approval (as defined in the Rights Agreement) has not been received prior to such time, unless such date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Board.
Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value (“Preferred Shares”), for $180.00, subject to adjustment under certain conditions, once the Rights become exercisable.
Each one one-thousandth of a Preferred Share, if issued:
•will not be redeemable;
•will entitle the holder to quarterly dividend payments equal to the dividend paid on one share of Common Stock;
•will entitle the holder upon liquidation to receive either $1.00 or an amount equal to the payment made on one share of Common Stock;
•will have one vote and vote together with the Common Stock, except as required by law; and
•if shares of Common Stock are exchanged via merger, consolidation or a similar transaction, will entitle the holder to a payment equal to the payment made on one share of Common Stock.
The Rights will not be exercisable until:
•10 business days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 15% or more of the outstanding Common Stock, or, if earlier;
•10 business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group Commences (as defined in the Rights Agreement) a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person.
Common Stock Repurchase – Related Party
On June 22, 2023, the Company entered into an agreement to purchase 3,781,561 shares of Common Stock from OCM Opps EB Holdings Ltd. (the “Seller”), a related party, for $58.00 per share, or an aggregate purchase price of $219.3 million (the “Share Repurchase”). The Share Repurchase closed on June 23, 2023. The shares purchased, which comprised the Seller’s entire ownership position of Common Stock as of the date of the Share Repurchase, represented 28% of the outstanding Common Stock as of that date and were immediately retired. The Company incurred $3.5 million of fees and transaction costs with third parties in direct connection with the Share Repurchase.
Common Stock Repurchase Program
On October 4, 2021, the Company announced a share repurchase program under which the Company may purchase up to $50.0 million of the Company’s Common Stock. The timing, volume and nature of transactions under this program will be at the Board’s discretion and may be made through open market transactions or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. This program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. As of June 30, 2023, no shares have been repurchased under this program.

Dividends
On March 2, 2023, the Board declared a cash dividend of $0.60 per share to be paid on March 23, 2023 to shareholders of record at the close of business on March 15, 2023.
On May 4, 2023, the Board declared a cash dividend of $0.10 per share to be paid on May 25, 2023 to shareholders of record at the close of business on May 17, 2023.
For the six months ended June 30, 2023, the Company paid $10.0 million in dividends.
Note 7. Fair Value Measurements
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
•Level 3 – Inputs that are unobservable.

		Fair Value
June 30, 2023	Carrying Value	Level 1	Level 2
Assets
Cash, cash equivalents and restricted cash	$118,278	$118,278	$—
Collateral on derivatives	676	676	—
Fair value of derivative assets – current	9,814	—	9,814
Fair value of derivative assets – noncurrent	6,331	—	6,331
Liabilities
Global Ultraco Debt Facility (1)(2)	287,850	—	287,850
Convertible Bond Debt (1)(3)	104,119	—	160,489
Fair value of derivative liabilities – current	8	—	8

		Fair Value
December 31, 2022	Carrying Value	Level 1	Level 2
Assets
Cash, cash equivalents and restricted cash	$189,754	$189,754	$—
Collateral on derivatives	909	909	—
Fair value of derivative assets – current	8,479	—	8,479
Fair value of derivative assets – noncurrent	8,184	—	8,184
Liabilities
Global Ultraco Debt Facility (1)(2)	237,750	—	237,750
Convertible Bond Debt (1)(3)	104,119	—	172,661
Fair value of derivative liabilities – current	163	—	163

(1)	Carrying value represents outstanding principal amount and excludes debt discounts and debt issuance costs.
(2)	Fair value is based on the required repayment to the lenders if the debt was discharged in full on June 30, 2023 and December 31, 2022, as applicable.
(3)	Fair value is based on pricing data (including observable trade information) sourced from Bloomberg.com.
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
In accordance with U.S. GAAP, the Company accrues for contingent liabilities when it is probable that such a liability has been incurred and the amount of loss can be reasonably estimated. The Company evaluates its outstanding legal proceedings each quarter to assess its contingent liabilities and adjusts such liabilities, as appropriate, based on management’s best judgment after consultation with counsel. The Company incurred no costs associated with contingent liabilities for the three and six months ended June 30, 2023 and incurred no costs and $0.1 million in costs associated with contingent liabilities for the three and six months ended June 30, 2022, respectively. There is no assurance that the Company’s contingent liabilities will not need to be adjusted in the future.

Note 9. Leases
Time charter-out contracts
Time charter-out contracts are accounted for as operating leases. The Company records revenue generated from time charter-out contracts on a straight-line basis over the term of the respective time charter agreements as Revenues, net in the Condensed Consolidated Statements of Operations. See Note 10. Revenue, for additional details.
A summary of lease payments expected to be received on fixed time charter-out contracts, net of commission, assuming no off-hire days, other than those related to scheduled interim or special surveys of the related vessel and excluding any voyage expenses associated with such contracts, as of June 30, 2023 is as follows:

Year:	Time Charter-Out Contracts
Remainder of 2023	$19,673
2024	—
2025	—
2026	—
2027	—
Thereafter	—
$19,673
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
As of June 30, 2023, the Company chartered-in, on a long-term basis, five Ultramax vessels. Details of modifications of or new long-term time charter-in contracts for the six months ended June 30, 2023 are as follows:
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

A summary of Operating lease right-of-use assets and operating lease liabilities balances, by asset type, and certain additional quantitative information related to the Company’s operating leases as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets
Time charter-in contracts greater than 12 months	$11,980	$19,116
Office leases	3,492	3,890
	$15,472	$23,006
Current portion of operating lease liabilities
Time charter-in contracts greater than 12 months	$13,629	$21,328
Office leases	645	717
	$14,274	$22,045
Noncurrent portion of operating lease liabilities
Time charter-in contracts greater than 12 months	$—	$—
Office leases	2,847	3,173
	$2,847	$3,173
Weighted average remaining lease term (in years)
Time charter-in contracts greater than 12 months	0.6	0.6
Office leases	4.9	4.7
Weighted average discount rate
Time charter-in contracts greater than 12 months	6.5%	6.0%
Office leases	7.1%	6.9%
A summary of the components of the Company’s lease expenses and sub-lease income for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost
Time charter-in contracts greater than 12 months	$6,708	$6,866	$12,820	$12,438
Office leases	216	212	430	409
Short-term lease cost
Time charter-in contracts less than 12 months	5,019	14,419	11,326	31,558
Total lease cost	$11,943	$21,497	$24,576	$44,405

Sublease income, gross
Time charter-in contracts greater than 12 months(1)	$6,744	$8,344	$13,160	$16,670

(1)	Sublease income on time charter-in contracts is recorded in Revenues, net on the Condensed Consolidated Statements of Operations.

A summary of cash flow information related to the Company’s leases for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for operating leases with lease terms greater than 12 months	$14,607	$12,847

Non-cash activities
Operating lease right-of-use assets obtained in exchange for lease liabilities	$9,187	$29,942
A summary of total lease payments on an undiscounted basis for operating lease liabilities, by asset type, as of June 30, 2023 is as follows:

	Time charter-in contracts greater than 12 months	Office leases	Total Operating leases
Year:
Remainder of 2023	$10,065	$439	$10,504
2024	3,745	874	4,619
2025	—	871	871
2026	—	871	871
2027	—	574	574
Thereafter	—	500	500
	13,810	4,129	17,939
Implied interest	(181)	(637)	(818)
Total operating lease liabilities	$13,629	$3,492	$17,121
Note 10. Revenue
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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606, Revenue Recognition, because the Company, as the shipowner, retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage, net of despatch incurred, for the three and six months ended June 30, 2023 was $1.0 million and $2.6 million, respectively. The amount of revenue earned as demurrage, net of despatch incurred, for the three and six months ended June 30, 2022 was $7.0 million and $18.7 million, respectively.

The following table shows the revenues earned from time charters and voyage charters for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Time charters(1)	$56,678	$101,649	$106,772	$179,623
Voyage charters	44,728	97,046	99,832	203,470
	$101,406	$198,695	$206,604	$383,093

(1)	See Note 9. Leases, for a description of revenues earned from time charters.
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. Costs directly related to a contract that are incurred prior to commencement of loading cargo, primarily bunkers, are recognized as an asset and are expensed on a straight-line basis as the related performance obligation is satisfied. As of June 30, 2023 and December 31, 2022, the Company recorded $0.4 million and $0.5 million, respectively, of contract fulfillment costs in Other current assets in the Condensed Consolidated Balance Sheets.
Note 11. Net Income per Common Share
For the three and six months ended June 30, 2023 and 2022, Net income is equal to Net income available to common shareholders.
For the three and six months ended June 30, 2023 and 2022, the Convertible Bond Debt is not considered a participating security and is therefore not included in the computation of Basic net income per share. Additionally, the Company determined that as it relates to the Convertible Bond Debt, it does not overcome the presumption of share settlement, and therefore, the Company applied the if-converted method and included the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net income per share, unless the impact of such potential shares is anti-dilutive.
The following table presents Basic and Diluted net income per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$18,026	$94,453	$21,228	$147,527

Weighted Average Shares - Basic	12,734,230	12,988,200	12,892,793	12,981,202
Effect of dilutive securities:
Convertible Bond Debt	3,242,286	3,254,971	3,242,286	3,254,971
Stock awards and options	82,090	133,346	88,762	137,285
Dilutive potential common shares	3,324,376	3,388,317	3,331,048	3,392,256

Weighted Average Shares - Diluted	16,058,606	16,376,517	16,223,841	16,373,458

Basic net income per share	$1.42	$7.27	$1.65	$11.36
Diluted net income per share	$1.21	$5.77	$1.48	$9.01

The following table presents a summary of potentially dilutive securities that were not included in the computation of Diluted net income per share for the three and six months ended June 30, 2023 and 2022 because to do so would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock awards and options	94,942	17,661	55,572	17,661
Note 12. Stock Incentive Plans
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
A summary of restricted stock and RSU activity under the 2016 Plan for the six months ended June 30, 2023 is as follows:

	Number of Restricted Shares and RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Unvested awards as of December 31, 2022	323,128	$45.10
Granted	95,392	$55.90
Vested	(117,880)	$41.26
Forfeited	(184)	$46.24
Unvested awards as of June 30, 2023	300,456	$50.03	$14.4
The fair value as of the respective vesting dates of restricted stock and RSUs for the six months ended June 30, 2023 was $5.9 million. The majority of restricted stock and RSUs that vested during the six months ended June 30, 2023 were net share settled. For the six months ended June 30, 2023, 30 thousand shares were withheld by the Company and $1.7 million was paid to taxing authorities for employee tax obligations.
As of June 30, 2023 and December 31, 2022, there were no vested or unvested options outstanding under the 2016 Plan.
Stock-based compensation expense for all stock awards, units and options included in General and administrative expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock-based compensation expense	$2,155	$1,605	$4,010	$3,092
Stock-based compensation expense related to unvested awards yet to be recognized as of June 30, 2023 totaled $9.3 million and is expected to be recognized, on a weighted average basis, over 2.2 years.
Note 13. Supplemental Cash Flow Information
Cash paid for interest for the six months ended June 30, 2023 and 2022 totaled $11.2 million and $7.1 million, respectively.
Cash paid/(received) from interest rate swap agreements for the six months ended June 30, 2023 and 2022 totaled $(4.6) million and $0.5 million, respectively.

A summary of non-cash investing and financing activities for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
Accruals and accounts payable for the purchase of BWTS	$435	$3,010
Accruals and accounts payable for transaction costs in connection with repurchase of Common Stock	1,622	—
Accruals for dividends payable	221	1,237
Accruals and accounts payable for the purchase of vessels and vessel improvements	55	6
Note 14. Subsequent Events
On August 3, 2023, the Company's Board of Directors declared a cash dividend of $0.58 per share to be paid on or about August 24, 2023 to shareholders of record at the close of business on August 16, 2023. The aggregate amount of the dividend is expected to be approximately $5.6 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition and results of operations for the three and six months ended June 30, 2023 and 2022. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2022, which were included in our Annual Report on Form 10-K, filed with the SEC on March 10, 2023 (the “Annual Report”). For further discussion regarding our results of operations for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
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
As of June 30, 2023, we owned and operated a modern fleet of 53 Supramax/Ultramax dry bulk vessels (one of which, the Sankaty Eagle, is classified as held for sale), with an aggregate carrying capacity of 3.22 million dwt and an average age of 10.1 years.
In addition to its owned fleet, the Company charters-in third-party vessels on both a short-term and long-term basis. As of June 30, 2023, the Company had five Ultramax vessels on a long-term charter-in basis, with remaining lease terms ranging from two months to ten months.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require subjective or complex judgments. Our unaudited interim condensed consolidated financial statements do not include all of the information on critical accounting policies normally included in consolidated financial statements prepared in accordance with U.S. GAAP. Accordingly, a description of our critical accounting policies, which can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company’s Quarterly Reports on Form 10-Q. There have been no material changes from the “Critical Accounting Policies” disclosed in the Annual Report, except as follows.
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
Results of Operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022:
Fleet Utilization
We consider the following fleet utilization measures important to understanding and analyzing our results of operations:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Ownership Days	4,805	4,823	9,616	9,593
Owned Available Days	4,502	4,574	9,083	9,011
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
•Owned available days: We define owned available days as the number of ownership days less the aggregate number of days that our owned vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel improvements or special surveys and other reasons which prevent the vessel from performing under a charter party in a period. The shipping industry uses owned available days to measure the number of days in a period during which vessels should be capable of generating revenues.

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
The following table represents the reconciliation of TCE, a non-GAAP measure, from Revenues, net as recorded in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022.

(in thousands, except for Owned available days and TCE data)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues, net	$101,406	$198,695	$206,604	$383,093
Less:
Voyage expenses	(25,471)	(36,290)	(58,946)	(79,917)
Charter hire expenses	(11,726)	(21,285)	(24,146)	(43,996)
Realized gain/(loss) on FFAs and bunker swaps, net	770	(2,952)	637	596
	$64,979	$138,168	$124,149	$259,776

Owned available days	4,502	4,574	9,083	9,011
TCE	$14,434	$30,207	$13,669	$28,829
Net income
For the three months ended June 30, 2023, the Company reported net income of $18.0 million, or basic and diluted net income per share of $1.42 and $1.21, respectively. For the comparable quarter of 2022, the Company reported net income of $94.5 million, or basic and diluted net income per share of $7.27 and $5.77, respectively.
For the six months ended June 30, 2023, the Company reported net income of $21.2 million, or basic and diluted net income per share of $1.65 and $1.48, respectively. For the six months ended June 30, 2022, the Company reported net income of $147.5 million, or basic and diluted net income per share of $11.36 and $9.01, respectively.
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
Revenues, net for the three months ended June 30, 2023 were $101.4 million compared to $198.7 million for the comparable quarter of 2022. Revenues, net decreased $97.3 million primarily due to lower rates on both time and voyage charters, driven by a decline in the drybulk market.
Revenues, net for the six months ended June 30, 2023 were $206.6 million compared to $383.1 million for the six months ended June 30, 2022. Revenues, net decreased $176.5 million primarily due to lower rates on both time and voyage charters, driven by a decline in the drybulk market.
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
Voyage expenses for the three months ended June 30, 2023 were $25.5 million compared to $36.3 million for the comparable quarter of 2022. Voyage expenses decreased $10.8 million primarily due to a $7.4 million reduction in bunker consumption expenses due to a decrease in bunker prices, a $2.3 million reduction in port expenses due to a decrease in voyage charters and a $1.1 million decrease in broker commissions due to lower revenues.
Voyage expenses for the six months ended June 30, 2023 were $58.9 million compared to $79.9 million for the six months ended June 30, 2022. Voyage expenses decreased $21.0 million primarily due to a $10.5 million reduction in bunker consumption expenses due to a decrease in bunker prices, a $8.3 million reduction in port expenses due to a decrease in voyage charters and a $2.2 million decrease in broker commissions due to lower revenues.
Vessel operating expenses
Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores and related inventory, tonnage taxes, pre-operating costs associated with the delivery of acquired vessels, including providing the newly acquired vessels with initial provisions and stores, discretionary spending associated with hold and hull upgrades and other miscellaneous expenses.
Vessel operating expenses for the three months ended June 30, 2023 were $31.0 million compared to $27.2 million for the comparable quarter of 2022. Vessel operating expenses increased $3.8 million due to a $3.8 million increase in costs primarily driven by certain repairs and discretionary spending on upgrades to six vessels, including newly acquired ships and a $0.9 million increase in crewing costs driven by higher compensation and increased crew changes as a result of crewing manager transitions, partially offset by a $0.5 million decrease in lube costs driven by lower purchase volume.
Vessel operating expenses for the six months ended June 30, 2023 were $62.3 million compared to $55.1 million for the six months ended June 30, 2022. Vessel operating expenses increased $7.1 million as a result of higher ownership days and due to a $4.5 million increase in costs driven by certain repairs and discretionary spending on upgrades to six vessels, including newly acquired ships and a $3.3 million increase in crewing costs driven by higher compensation and increased crew changes as a result of crewing manager transitions, partially offset by a $0.5 million decrease in lube costs driven by lower purchase volume.

Charter hire expenses
Charter hire expenses for the three months ended June 30, 2023 were $11.7 million compared to $21.3 million for the comparable quarter of 2022. Charter hire expenses decreased $9.6 million primarily due to decreases in both charter hire rates and chartered-in days related to a decline in the drybulk market.
Charter hire expenses for the six months ended June 30, 2023 were $24.1 million compared to $44.0 million for the six months ended June 30, 2022. Charter hire expenses decreased $19.9 million primarily due to decreases in both charter hire rates and chartered-in days related to a decline in the drybulk market.
Chartered-in days, which is the aggregate number of days in a period during which the Company chartered-in vessels, for the three months ended June 30, 2023 and 2022 were 782 and 1,142 days, respectively. Chartered-in days for the six months ended June 30, 2023 and 2022 were 1,726 and 2,102, respectively.
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
Depreciation and amortization for the three months ended June 30, 2023 was $14.8 million compared to $15.3 million for the comparable quarter of 2022. Depreciation and amortization decreased $0.4 million primarily due to a $1.0 million decrease in depreciation due to a change in our estimated vessel scrap value from $300 per lwt to $400 per lwt, effective January 1, 2023, partially offset by a $0.4 million increase in depreciation from the net impact of vessels acquired and sold during the respective periods.
Depreciation and amortization for the six months ended June 30, 2023 was $29.6 million compared to $29.8 million for the six months ended June 30, 2022. Depreciation and amortization decreased $0.3 million primarily due to a $2.0 million decrease in depreciation due to a change in our estimated vessel scrap value from $300 per lwt to $400 per lwt, effective January 1, 2023, partially offset by a $0.7 million increase in depreciation from the net impact of vessels acquired and sold during the respective periods and a $0.7 million increase in deferred drydocking cost amortization due to higher drydocking expenditures and a $0.2 million increase in depreciation driven by an increase in installed vessel improvements.
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
General and administrative expenses for the three months ended June 30, 2023 were $11.3 million compared to $9.9 million for the comparable quarter of 2022. Excluding stock-based compensation expense of $2.2 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, general and administrative expenses for the three months ended June 30, 2023 were $9.1 million compared to $8.3 million for the comparable quarter of 2022. General and administrative expenses increased $1.4 million primarily due to a $0.9 million increase in employee-related costs and a $0.6 million increase in stock-based compensation expense.
General and administrative expenses for the six months ended June 30, 2023 were $22.2 million compared to $19.9 million for the six months ended June 30, 2022. Excluding stock-based compensation expense of $4.0 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively, general and administrative expenses for the six months ended June 30, 2023 were $18.2 million compared to $16.9 million for the six months ended June 30, 2022. General and administrative expenses increased $2.3 million primarily due to a $0.9 million increase in stock-based compensation expense, a $0.9 million increase in employee-related costs and other small increases across professional fees, corporate travel and office expenses.

Other operating expense
Other operating expense for the three months ended June 30, 2023 and 2022 was $0.1 million and less than $0.1 million, respectively.
Other operating expense for each of the six months ended June 30, 2023 and 2022 was $0.2 million.
Gain on sale of vessels
For the three months ended June 30, 2023, the Company recorded a gain on the sale of the vessels Montauk Eagle and Newport Eagle of $11.6 million.
For the six months ended June 30, 2023, the Company recorded a gain on the sale of the vessels Jaeger, Montauk Eagle and Newport Eagle of $14.9 million.
Interest expense
Interest expense for the three months ended June 30, 2023 and 2022 was $4.4 million and $4.3 million, respectively. Interest expense increased $0.1 million due to higher interest rates on amounts outstanding under the Global Ultraco Debt Facility, partially offset by the impact of interest rate hedging instruments.
Interest expense for the six months ended June 30, 2023 and 2022 was $8.3 million and $8.8 million, respectively. Interest expense decreased $0.5 million due to lower average outstanding principal balances driven by principal repayments and the impact of interest rate hedging instruments, partially offset by the impact of higher interest rates on amounts outstanding under the Global Ultraco Debt Facility.
The Company entered into certain interest rate swap agreements in October 2021 to fix the interest rate exposure on then-outstanding term loans under the Global Ultraco Debt Facility. As of June 30, 2023, $212.9 million of the $287.9 million of aggregate principal amount of term loans outstanding under the Global Ultraco Debt Facility are hedged through these swaps, which average 66 basis points and which largely insulate the Company from the effect of a rising interest rate environment.
Interest income
Interest income for the three months ended June 30, 2023 and 2022 was $1.8 million and $0.2 million, respectively. Interest income increased primarily due to higher interest rates on the Company’s cash balances.
Interest income for the six months ended June 30, 2023 and 2022 was $3.7 million and $0.2 million, respectively. Interest income increased primarily due to higher interest rates on the Company’s cash balances.
Realized and unrealized gain on derivative instruments, net
Realized and unrealized gain on derivative instruments, net for the three months ended June 30, 2023 was $2.8 million compared to $9.9 million for the comparable quarter of 2022. The realized and unrealized gain on derivative instruments, net decreased $7.1 million due to market movements as well as lower FFA and bunker swap activity.
Realized and unrealized gain on derivative instruments, net for the six months ended June 30, 2023 was $2.4 million compared to $2.0 million for the six months ended June 30, 2022. The realized and unrealized gain on derivative instruments, net increased $0.4 million due to market movements as well as lower FFA and bunker swap activity. Refer to Note 5. Derivative Instruments, to the condensed consolidated financial statements for further information.
Effects of Inflation
The Company believes that its business benefits during periods of elevated inflation and positive demand growth, as higher charter rates and net revenues more than offset increases in costs relating to vessel operating expenses, drydocking, and general and administrative expenses.

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
Summary of Liquidity and Capital Resources
As of June 30, 2023, our cash and cash equivalents including noncurrent restricted cash was $118.3 million compared to $189.8 million as of December 31, 2022.
The following table presents summarized cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$32,158	$140,214
Net cash used in investing activities	(42,290)	(5,543)
Net cash used in financing activities	(61,344)	(79,363)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(71,476)	55,308
Cash, cash equivalents and restricted cash at beginning of period	189,754	86,222
Cash, cash equivalents and restricted cash at end of period	$118,278	$141,530
Net cash provided by operating activities for the six months ended June 30, 2023 was $32.2 million, compared to $140.2 million for the six months ended June 30, 2022. The decrease is primarily due to a decrease in net income driven by lower freight rates, partially offset by changes in operating assets and liabilities primarily driven by decreases in accounts receivable and inventories for the six months ended June 30, 2023 compared to increases for the comparable period in 2022.
Net cash used in investing activities for the six months ended June 30, 2023 was $42.3 million, compared to $5.5 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company (i) paid $81.7 million to purchase three vessels and other vessel improvements and (ii) paid $1.4 million to purchase BWTS. These uses of cash were partially offset by $40.7 million in net proceeds from the sale of three vessels. During the six months ended June 30, 2022, the Company (i) paid $4.8 million to purchase BWTS, (ii) paid $0.5 million to purchase vessel improvements and (iii) paid $0.2 million to purchase other fixed assets.
Net cash used in financing activities for the six months ended June 30, 2023 was $61.3 million, compared to $79.4 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company (i) paid $221.2 million to repurchase Common Stock, inclusive of fees, (ii) repaid $24.9 million of term loan under the Global Ultraco Debt Facility, (iii) paid $10.0 million in dividends and (iv) paid $1.7 million for taxes related to net share settlement of equity awards. These uses of cash were partially offset by (i) $123.4 million of proceeds, net of debt issuance costs, from the Revolving Facility under the Global Ultraco Debt Facility and (ii) $73.1 million of proceeds, net of debt issuance costs, from the Term Facility under the Global Ultraco Debt Facility. During the six months ended June 30, 2022, the Company (i) paid $52.8 million in dividends, (ii) repaid $24.9 million of term loan under the Global Ultraco Debt Facility and (iii) paid $1.9 million for taxes related to net share settlement of equity awards. As it relates to amounts paid for taxes related to net share settlement of equity awards, the Company withholds a number of shares earned by employees with a value equal to amounts paid.

A summary of the Company’s debt as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023		December 31, 2022
	Principal Amount Outstanding	Carrying Value	Principal Amount Outstanding	Carrying Value
Convertible Bond Debt	$104,119	$103,693	$104,119	$103,499
Global Ultraco Debt Facility - Term Facility (1)	287,850	281,577	237,750	230,983
Global Ultraco Debt Facility - Revolving Facility (2)	125,000	121,841	—	—
	$516,969	$507,111	$341,869	$334,482

(1)	$49.8 million of principal amount outstanding under the Global Ultraco Debt Facility is classified as current as of June 30, 2023 and December 31, 2022.
(2)	As of June 30, 2023 and December 31, 2022, the undrawn revolving facility under the Global Ultraco Debt Facility was $60.0 million and $100.0 million, respectively.
See Note 4. Debt, to the condensed consolidated financial statements included herein for a summary of our credit agreements.
Capital Expenditures
Our capital expenditures primarily relate to the purchase of vessels as well as regularly scheduled drydocking and other vessel improvements, which are expected to enhance their revenue earning capabilities, efficiency and/or safety and to comply with international shipping standards and environmental laws and regulations. Certain vessel improvement costs and costs incurred in connection with drydocking are necessary to comply with international shipping standards and environmental laws and regulations, while others are discretionary in nature and evaluated on a business case-by-case basis.
During the fourth quarter of 2022, the Company entered into a memorandum of agreement to acquire a high-specification 2015-built Ultramax bulkcarrier for total consideration of $24.3 million. The vessel was delivered to the Company during the first quarter of 2023.
On January 30, 2023, the Company entered into a memorandum of agreement to acquire a high-specification 2020-built scrubber-fitted Ultramax bulkcarrier for total consideration of $30.1 million. The vessel was delivered to the Company during the second quarter of 2023.
On February 28, 2023, the Company entered into a memorandum of agreement to acquire a high-specification 2020-built scrubber-fitted Ultramax bulkcarrier for total consideration of $30.1 million. The vessel was delivered to the Company during the second quarter of 2023.
Although the Company has some flexibility regarding the timing of vessel drydockings, the timing of costs are relatively predictable. In accordance with statutory requirements, we expect vessels less than 15 years old to be drydocked every 60 months and vessels older than 15 years to be drydocked every 30 months. We intend to fund drydocking costs with cash from operations, cash on hand or with amounts available under the Global Ultraco Debt Facility. In addition, drydocking typically requires us to reposition vessels from a discharge port to shipyard facilities, which will reduce our owned available days and revenues during that period.
Drydocking costs incurred are deferred and amortized through depreciation and amortization on the condensed consolidated statements of operations on a straight-line basis over the period through the date the next drydocking is required to become due. During the six months ended June 30, 2023, five of our vessels completed drydock and we incurred $8.3 million for drydocking costs. During the six months ended June 30, 2022, seven of our vessels completed drydock and we incurred $16.1 million for drydocking costs.
Vessel improvements generally include systems and equipment intended to enhance a vessel’s efficiency and revenue earning capability. We intend to fund these costs through cash from operations, cash on hand or amounts available under the Global Ultraco Debt Facility.
Vessel improvements are capitalized and depreciated over the remaining useful life of the vessel.

The following table represents certain information about the estimated costs for anticipated vessel drydockings and vessel improvements in the next four quarters, along with the anticipated off-hire days:

	Projected Costs (1) ($ in millions)
Quarters Ending	Off-hire Days(2)	Drydocks	Vessel Improvements(3)
September 30, 2023	201	$3.2	$1.2
December 31, 2023	241	$3.9	$0.8
March 31, 2024	218	$6.9	$—
June 30, 2024	143	$0.1	$—

(1)	We intend to fund these costs with cash from operations, cash on hand or with amounts available under the Global Ultraco Debt Facility.
(2)	Actual duration of off-hire days will vary based on the age and condition of the vessel, yard schedules and other factors. Projected off-hire days includes an allowance for unforeseen events.
(3)	Projected costs for vessel improvements are primarily comprised of costs for ballast water treatment systems.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Other Contingencies
See Note 8. Commitments and Contingencies, to our condensed consolidated financial statements for a discussion of our contingencies related to legal proceedings. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows could be material and adverse and could change in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the market risk disclosure set forth in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report. For additional information regarding our use of derivative financial instruments, including interest rate swaps, forward freight agreements and bunker swaps, see Note 5. Derivative Instruments, to our condensed consolidated financial statements.
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
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business, principally personal injury and property casualty claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources. Information about legal proceedings is set forth in Note 8. Commitments and Contingencies, to our condensed consolidated financial statements and is incorporated by reference herein.
ITEM 1A – RISK FACTORS
Other than as described below, there have been no material changes from the “Risk Factors” previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (the “Annual Report”). The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations, earnings, financial condition, cash flows and stock price.

Provisions of our Rights Agreement, which the Board adopted to protect the Company and its shareholders from coercive or otherwise unfair takeover tactics, could also discourage, delay or prevent the acquisition of the Company that an individual shareholder may deem to be advantageous.

In June 2023, the Company entered into a Rights Agreement (the “Rights Agreement”) with Computershare Trust Company, N.A., a national banking corporation, as rights agent. The Board adopted the Rights Agreement to protect the Company and its shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Agreement works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 15% or more of the outstanding common stock, including through derivatives agreements, without the approval of the Board (an “Acquiring Person”). Although the Rights Agreement will not prevent a takeover, it is intended to encourage anyone seeking to acquire our Company to negotiate with our Board prior to attempting a takeover. As the Rights Agreement generally allows shareholders, except for the Acquiring Person who triggers the exercise of rights, to purchase additional shares at significantly discounted market price, the potential dilution effect is dependent on the number of shares purchased by the Acquiring Person and other factors related to the acquisition and may not be estimated at this time. In addition, the existence of the Rights Agreement may also discourage transactions that an individual shareholder may otherwise deem to be advantageous.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Common stock repurchase activity during the three months ended June 30, 2023 was as follows ($ in thousands, except for per share amounts):

Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	—	$—	—
May 1, 2023 to May 31, 2023	—	$—	—
June 1, 2023 to June 30, 2023	3,781,561	$58.00	—
Total	3,781,561			$50,000

(1)	3,781,561 shares were purchased pursuant to a privately negotiated transaction.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
ITEM 5 – OTHER INFORMATION
During the quarterly period ended June 30, 2023, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

ITEM 6 – Exhibits
EXHIBIT INDEX

3.1
Second Amended and Restated By-Laws of Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33831) filed with the SEC on October 16, 2014).

3.2
Third Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33831) filed with the SEC on August 4, 2016).

3.3
Articles of Amendment of the Third Amended and Restated Articles of Incorporation of Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on September 14, 2020; File No. 001-33831).

4.1
Form of Specimen Stock Certificate of Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33831) filed with the Commission on October 16, 2014).

4.2
Amended and Restated Registration Rights Agreement, dated as of May 13, 2016, by and between Eagle Bulk Shipping Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on May 17, 2016; File No. 001-33831).

4.3
Indenture, dated July 29, 2019, by and between Eagle Bulk Shipping Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33831) filed with the Commission on August 2, 2019).

4.4
Form of Note representing the Company’s 5.00% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33831) filed with the Commission on August 2, 2019).

4.5
Rights Agreement dated as of June 22, 2023 between Eagle Bulk Shipping Inc. and Computershare Trust Company, N.A., a national banking corporation, as Rights Agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33831) filed with the Commission on June 23, 2023).

10.1
Employment Agreement, dated March 29, 2023, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Constantine Tsoutsoplides (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33831) filed with the SEC on March 31, 2023).

10.2
Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, dated November 15, 2022, between Gary Vogel and Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-33831) filed with the SEC on May 5, 2023).

10.3*
Amended and Restated Credit Agreement originally dated as of October 1, 2021 as amended and restated on May 11, 2023 by and among Eagle Bulk Shipping Inc. and certain vessel-owning subsidiaries, as guarantors, the lenders party thereto, the swap banks party thereto, Crédit Agricole Corporate and Investment Bank, Danish Ship Finance A/S, DNB Markets, Inc., Nordea Bank ABP, Filial I Norge and Skandinaviska Enskilda Banken AB (PUBL) as mandated lead arrangers and bookrunners and Crédit Agricole Corporate and Investment Bank, as facility agent, security trustee, structurer and sustainability coordinator.

10.4*	Form of Restricted Stock Unit Award Agreement under the Eagle Bulk Shipping Inc. Second Amended and Restated 2016 Equity Incentive Plan.
10.5
Securities Purchase Agreement, dated June 22, 2023, between Eagle Bulk Shipping Inc. and the Seller listed therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33831) filed with the SEC on June 23, 2023).

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
Date: August 4, 2023
By: /s/ Constantine Tsoutsoplides
--------------------------------------------------------------------------------
Constantine Tsoutsoplides
Chief Financial Officer
(Principal financial officer of the registrant)
Date: August 4, 2023