Form 10-Q
period 2023-09-30
Eagle Bulk Shipping Inc.
filed 2023-11-03
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Number of shares of registrant’s common stock outstanding as of November 3, 2023: 9,932,094

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include market freight rates, which fluctuate based on various economic and market conditions, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the purchase price of our vessels and our vessels’ estimated useful lives and scrap value, general and administrative expenses, and financing costs related to our indebtedness. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct, does not undertake any duty to update them and disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors which could include the following: (i) volatility of freight rates driven by changes in demand for seaborne transportation of drybulk commodities and in supply of drybulk shipping capacity; (ii) changes in drybulk carrier capacity driven by levels of newbuilding orders, scrapping rates or fleet utilization; (iii) changes in rules and regulations applicable to the drybulk industry, including, without limitation, regulations of the International Maritime Organization and the European Union (the “EU”), requirements of the Environmental Protection Agency and other governmental and quasi-governmental agencies; (iv) changes in U.S., United Kingdom, United Nations and EU economic sanctions and trade embargo laws and regulations as well as equivalent economic sanctions laws of other relevant jurisdictions; (v) actions taken by regulatory authorities including, without limitation, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”); (vi) changes in the typical seasonal variations in drybulk freight rates; (vii) changes in national and international economic and political conditions including, without limitation, the current conflicts between Russia and Ukraine and Israel and Hamas, the current economic and political environment in China and the environment in historically high-risk geographic areas such as the South China Sea, the Indian Ocean, the Gulf of Guinea and the Gulf of Aden; (viii) changes in the condition of the Company’s vessels or applicable maintenance or regulatory standards (which may affect, among other things, our anticipated drydocking costs); (ix) the duration and impact of the novel coronavirus (“COVID-19”) pandemic and measures implemented by governments of various countries in response to the COVID-19 pandemic; (x) volatility of the cost of fuel; (xi) volatility of costs of labor and materials needed to operate our business due to inflation; (xii) any legal proceedings which we may be involved from time to time; and (xiii) other factors listed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).
We have based these statements on assumptions and analyses formed by applying our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. The Company’s future results may be impacted by adverse economic conditions, such as inflation, deflation, or lack of liquidity in the capital markets, that may negatively affect it or parties with whom it does business. Should one or more of the foregoing risks or uncertainties materialize in a way that negatively impacts the Company, or should the Company’s underlying assumptions prove incorrect, the Company’s actual results may vary materially from those anticipated in its forward-looking statements, and its business, financial condition and results of operations could be materially and adversely affected. Risks and uncertainties are further described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 10, 2023 (the “Annual Report”), as updated by those risks described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, filed with the SEC on August 4, 2023.

PART I: FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2023 and December 31, 2022
(U.S. Dollars in thousands, except share data and par values)

	September 30, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$113,879	$187,155
Accounts receivable, net of a reserve of $2,933 and $3,169, respectively	24,594	32,311
Prepaid expenses	5,832	4,531
Inventories	26,881	28,081
Collateral on derivatives	4,380	909
Fair value of derivative assets – current	8,653	8,479
Other current assets	652	558
Total current assets	184,871	262,024
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $289,819 and $261,725, respectively	914,108	891,877
Advances for vessel purchases	—	3,638
Advances for BWTS and other assets	1,984	2,722
Deferred drydock costs, net	37,756	42,849
Other fixed assets, net of accumulated depreciation of $1,324 and $1,623, respectively	952	310
Operating lease right-of-use assets	10,892	23,006
Restricted cash – noncurrent	2,575	2,599
Fair value of derivative assets – noncurrent	5,435	8,184
Total noncurrent assets	973,702	975,185
Total assets	$1,158,573	$1,237,209
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$20,938	$20,129
Accrued interest	2,092	3,061
Other accrued liabilities	19,198	24,097
Fair value of derivative liabilities – current	585	163
Current portion of operating lease liabilities	10,109	22,045
Unearned charter hire revenue	8,201	9,670
Current portion of long-term debt – Global Ultraco Debt Facility	49,800	49,800
Current portion of long-term debt – Convertible Bond Debt, net of debt discount and debt issuance costs	103,791	—
Total current liabilities	214,714	128,965
Noncurrent liabilities:
Long-term debt – Global Ultraco Debt Facility, net of debt discount and debt issuance costs	341,881	181,183
Convertible Bond Debt, net of debt discount and debt issuance costs	—	103,499
Fair value of derivative liabilities – noncurrent	444	—
Noncurrent portion of operating lease liabilities	2,766	3,173
Other noncurrent accrued liabilities	696	1,208
Total noncurrent liabilities	345,787	289,063
Total liabilities	560,501	418,028

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 9,319,177 and 13,003,702 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	93	130
Additional paid-in capital	746,898	966,058
Accumulated deficit	(162,418)	(163,556)
Accumulated other comprehensive income	13,499	16,549
Total stockholders' equity	598,072	819,181
Total liabilities and stockholders' equity	$1,158,573	$1,237,209

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022
(U.S. Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues, net	$82,606	$185,313	$289,210	$568,406

Voyage expenses	23,791	40,792	82,737	120,710
Vessel operating expenses	28,822	33,091	91,077	88,213
Charter hire expenses	6,868	19,772	31,014	63,768
Depreciation and amortization	15,472	15,407	45,035	45,241
General and administrative expenses	10,652	9,666	32,871	29,611
Impairment of operating lease right-of-use assets	—	—	722	—
Other operating expense	677	2,469	860	2,643
Gain on sale of vessels	(4,855)	(9,336)	(19,731)	(9,336)
Total operating expenses, net	81,427	111,861	264,585	340,850

Operating income	1,179	73,452	24,625	227,556

Interest expense	7,714	4,236	16,005	13,021
Interest income	(1,488)	(881)	(5,139)	(1,100)
Realized and unrealized loss/(gain) on derivative instruments, net	104	(11,293)	(2,318)	(13,281)
Loss on debt extinguishment	—	4,173	—	4,173
Total other expense/(income), net	6,330	(3,765)	8,548	2,813
Net (loss)/income	$(5,151)	$77,217	$16,077	$224,743

Weighted average shares outstanding:
Basic	9,313,051	12,993,450	11,686,433	12,985,329
Diluted	9,313,051	16,201,852	15,057,652	16,219,264

Per share amounts:
Basic net (loss)/income	$(0.55)	$5.94	$1.38	$17.31
Diluted net (loss)/income	$(0.55)	$4.77	$1.36	$13.86

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022
(U.S. Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss)/income	$(5,151)	$77,217	$16,077	$224,743
Other comprehensive (loss)/income
Effect of cash flow hedges	(1,226)	4,554	(3,050)	15,405
Comprehensive (loss)/income	$(6,377)	$81,771	$13,027	$240,148

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022
(U.S. Dollars in thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2022	13,003,702	$130	$966,058	$(163,556)	$16,549	$819,181
Net income	—	—	—	3,202	—	3,202
Dividends declared ($0.60 per share)	—	—	—	(8,019)	—	(8,019)
Issuance of shares due to vesting of equity awards	61,358	1	(1)	—	—	—
Effect of cash flow hedges	—	—	—	—	(2,859)	(2,859)
Cash used to settle net share equity awards	—	—	(1,651)	—	—	(1,651)
Stock-based compensation	—	—	1,855	—	—	1,855
Balance at March 31, 2023	13,065,060	$131	$966,261	$(168,373)	$13,690	$811,709
Net income	—	—	—	18,026	—	18,026
Dividends declared ($0.10 per share)	—	—	—	(1,350)	—	(1,350)
Issuance of shares due to vesting of equity awards	26,944	—	—	—	—	—
Repurchase of common stock – related party (Note 6)	(3,781,561)	(38)	(222,780)	—	—	(222,818)
Effect of cash flow hedges	—	—	—	—	1,035	1,035
Stock-based compensation	—	—	2,155	—	—	2,155
Balance at June 30, 2023	9,310,443	$93	$745,636	$(151,697)	$14,725	$608,757
Net loss	—	—	—	(5,151)	—	(5,151)
Dividends declared ($0.58 per share)	—	—	—	(5,570)	—	(5,570)
Issuance of shares due to vesting of equity awards	8,734	—	—	—	—	—
Repurchase of common stock – related party (Note 6)	—	—	(71)	—	—	(71)
Effect of cash flow hedges	—	—	—	—	(1,226)	(1,226)
Cash used to settle net share equity awards	—	—	(337)	—	—	(337)
Stock-based compensation	—	—	1,670	—	—	1,670
Balance at September 30, 2023	9,319,177	$93	$746,898	$(162,418)	$13,499	$598,072

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2021	12,917,027	$129	$982,746	$(313,495)	$1,886	$671,266
Net income	—	—	—	53,073	—	53,073
Dividends declared ($2.05 per share)	—	—	—	(27,112)	—	(27,112)
Cumulative effect of adoption of ASU 2020-06	—	—	(20,726)	8,676	—	(12,050)
Issuance of shares due to vesting of equity awards	60,890	1	(1)	—	—	—
Issuance of shares upon exercise of stock options	8,077	—	85	—	—	85
Effect of cash flow hedges	—	—	—	—	8,681	8,681
Fees for equity offerings	—	—	201	—	—	201
Cash used to settle net share equity awards	—	—	(1,862)	—	—	(1,862)
Stock-based compensation	—	—	1,487	—	—	1,487
Balance at March 31, 2022	12,985,994	$130	$961,930	$(278,858)	$10,567	$693,769
Net income	—	—	—	94,453	—	94,453
Dividends declared ($2.00 per share)	—	—	—	(26,449)	—	(26,449)
Issuance of shares due to vesting of equity awards	3,187	—	—	—	—	—
Effect of cash flow hedges	—	—	—	—	2,170	2,170
Cash used to settle net share equity awards	—	—	(53)	—	—	(53)
Stock-based compensation	—	—	1,605	—	—	1,605
Balance at June 30, 2022	12,989,181	$130	$963,482	$(210,854)	$12,737	$765,495
Net income	—	—	—	77,217	—	77,217
Dividends declared ($2.20 per share)	—	—	—	(29,075)	—	(29,075)
Issuance of shares due to vesting of equity awards	14,335	—	—	—	—	—
Effect of cash flow hedges	—	—	—	—	4,554	4,554
Cash used to settle net share equity awards	—	—	(437)	—	—	(437)
Stock-based compensation	—	—	1,449	—	—	1,449
Balance at September 30, 2022	13,003,516	$130	$964,494	$(162,712)	$17,291	$819,203

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022
(U.S. Dollars in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$16,077	$224,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,577	35,513
Noncash operating lease expense	17,890	21,083
Amortization of deferred drydocking costs	10,458	9,728
Amortization of debt discount and debt issuance costs	1,958	1,627
Loss on debt extinguishment	—	4,173
Impairment of operating lease right-of-use assets	722	—
Gain on sale of vessels	(19,731)	(9,336)
Unrealized loss/(gain) on derivative instruments, net	437	(8,517)
Stock-based compensation expense	5,680	4,542
Drydocking expenditures	(10,562)	(18,527)
Changes in operating assets and liabilities:
Accounts payable	1,381	650
Accounts receivable	7,707	(5,098)
Accrued interest	(969)	(1,241)
Inventories	1,199	(8,622)
Operating lease liabilities current and noncurrent	(19,570)	(21,076)
Collateral on derivatives	(3,471)	13,881
Fair value of derivatives, other current and noncurrent assets	(141)	(183)
Other accrued liabilities	(4,907)	(2,332)
Prepaid expenses	(1,301)	(1,223)
Unearned charter hire revenue	(1,469)	2,706
Net cash provided by operating activities	35,965	242,491

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(81,802)	(781)
Advances for vessel purchases	—	(4,125)
Purchase of BWTS	(2,142)	(5,695)
Proceeds from hull and machinery insurance claims	174	—
Net proceeds from sale of vessels	56,609	14,944
Purchase of other fixed assets	(670)	(253)
Net cash (used in)/provided by investing activities	(27,831)	4,090

Cash flows from financing activities:
Proceeds from Revolving Facility, net of debt issuance costs – Global Ultraco Debt Facility	123,361	—
Proceeds from Term Facility, net of debt issuance costs – Global Ultraco Debt Facility	73,125	—
Repayment of Term Facility – Global Ultraco Debt Facility	(37,350)	(37,350)
Repurchase of Common Stock and associated fees – related party (Note 6)	(222,688)	—
Repurchase of Convertible Bond Debt	—	(14,188)
Dividends paid	(15,790)	(81,577)
Debt issuance costs paid to lenders – Original Global Ultraco Debt Facility	—	(18)
Cash paid for taxes related to net share settlement of equity awards	(1,989)	(2,351)
Other financing costs paid	(103)	—
Cash received from exercise of stock options	—	85
Proceeds from equity offerings, net of issuance costs	—	201
Net cash used in financing activities	(81,434)	(135,198)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(73,300)	111,383
Cash, cash equivalents and restricted cash at beginning of period	189,754	86,222
Cash, cash equivalents and restricted cash at end of period	$116,454	$197,605

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
As of September 30, 2023, the Company owned and operated a modern fleet of 52 ocean-going vessels, including 22 Supramax and 30 Ultramax vessels with a combined carrying capacity of 3.16 million deadweight tons (“dwt”) and an average age of approximately 10 years.
In addition to its owned fleet, the Company charters-in third-party vessels on both a short-term and long-term basis. As of September 30, 2023, the Company had four Ultramax vessels on a long-term charter-in basis, with remaining lease terms ranging from one month to nine months.
For each of the three and nine months ended September 30, 2023 and 2022, the Company had no charterers which individually accounted for more than 10% of the Company’s gross charter revenue.
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
Effective January 1, 2023, we increased our estimated vessel scrap value from $300 per light weight ton (“lwt”) to $400 per lwt. This change was driven by increases in 15-year average scrap price trends sourced from a third-party data provider as well as similar increases by certain of our industry peer companies. The change in the estimated scrap value will result in a decrease in depreciation expense over the remaining life of our vessel assets. We expect depreciation to decrease by approximately $4.0 million for the year ended December 31, 2023 solely as a result of the prospective change in this estimate. The impact of this change on Net (loss)/income and basic and diluted net (loss)/income per share for the three and nine months ended September 30, 2023 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023
Increase to Net income	$992	$2,988
Increase to Basic net income per share	$0.11	$0.26
Increase to Diluted net income per share	$0.11	$0.20
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
Note 3. Vessels
Vessels and Vessel Improvements
As of September 30, 2023, the Company’s owned fleet consisted of 52 drybulk vessels.
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
Activity in Vessels and vessel improvements for the nine months ended September 30, 2023 is as follows:

September 30, 2023
Beginning balance	$891,877
Purchase of vessels and vessel improvements	85,572
Sale of vessels	(31,641)
Purchase of BWTS	2,746
Depreciation expense	(34,446)
Ending balance	$914,108
Note 4. Debt
Long-term debt consists of the following:

	September 30, 2023			December 31, 2022
	Principal Amount Outstanding	Debt Discounts and Debt Issuance Costs	Carrying Value	Principal Amount Outstanding	Debt Discounts and Debt Issuance Costs	Carrying Value
Convertible Bond Debt	$104,119	$(328)	$103,791	$104,119	$(620)	$103,499
Global Ultraco Debt Facility – Term Facility	275,400	(5,778)	269,622	237,750	(6,767)	230,983
Global Ultraco Debt Facility – Revolving Facility	125,000	(2,941)	122,059	—	—	—
Total debt	504,519	(9,047)	495,472	341,869	(7,387)	334,482
Less: Current portion – Convertible Bond Debt	(104,119)	328	(103,791)	—	—	—
Less: Current portion – Global Ultraco Debt Facility	(49,800)	—	(49,800)	(49,800)	—	(49,800)
Total long-term debt	$350,600	$(8,719)	$341,881	$292,069	$(7,387)	$284,682
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
During the nine months ended September 30, 2023, the Company borrowed $75.0 million under the Term Facility and $125.0 million under the Revolving Facility and repaid $37.4 million under the Term Facility.
As of September 30, 2023 and December 31, 2022, the undrawn portion of the Revolving Facility was $54.6 million and $100.0 million, respectively.
In August 2023, the Company entered into three interest rate swaps for a total notional amount of $75.0 million to fully hedge the SOFR-based floating interest rate exposure on amounts borrowed under the Term Facility. See Note 5. Derivative Instruments, for additional details.
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

The Global Ultraco Debt Facility is secured by, among other items, a first priority mortgage on 52 of the Company’s owned vessels, as identified in the Global Ultraco Debt Facility, and such other vessels that the Company may, from time to time, include with the approval of the Lenders (collectively, the “Eagle Vessels”). The Global Ultraco Debt Facility contains standard affirmative and negative covenants as well as certain financial covenants. The financial covenants require the Company, on a consolidated basis, to maintain at all times (a) (i) cash and cash equivalents or (ii) undrawn Revolving Facility commitments up to seven months prior to the Loan Maturity Date not less than the greater of (i) $0.6 million per vessel owned directly or indirectly by the Company and its subsidiaries or (ii) 7.5% of consolidated total debt; (b) a debt to capitalization ratio of not greater than 0.60:1.00; and (c) positive working capital (excluding the current portions of operating lease liabilities and long-term debt). Additionally, the Company has to ensure that the aggregate fair market value of the Eagle Vessels is not less than 140% of the aggregate principal amounts outstanding under the Global Ultraco Debt Facility. As of September 30, 2023, the Company was in compliance with all applicable financial covenants under the Global Ultraco Debt Facility.
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
Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The conversion rate of the Convertible Bond Debt after adjusting for a 1-for-7 reverse stock split effected on September 15, 2020 (the “Reverse Stock Split”) and the Company's cash dividends declared through September 30, 2023 is 31.5446 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt, which is equivalent to a conversion price of approximately $31.70 per share of common stock (subject to further adjustment for any future dividends).
Upon conversion of the remaining bonds, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, to the holder (subject to shareholder approval requirements in accordance with the Indenture).
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
Share Lending Agreement
In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the “Share Lending Agreement”) to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt. In connection with the foregoing, the Company entered into an agreement with an affiliate of JCS to lend up to 511,840 newly issued shares of the Company’s common stock. The number of shares loaned under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of September 30, 2023, the fair value of the 511,840 outstanding loaned shares was $21.5 million based on the closing price of the common stock on September 30, 2023. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.
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
Interest Expense
A summary of interest expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Convertible Bond Debt	$1,301	$1,426	$3,904	$4,279
Global Ultraco Debt Facility – Term Facility (1)	3,042	2,024	6,772	6,372
Global Ultraco Debt Facility – Revolving Facility	2,411	—	2,647	—
Commitment fees on Revolving Facility	148	251	724	743
Amortization of debt discount and debt issuance costs	812	535	1,958	1,627
Total interest expense	$7,714	$4,236	$16,005	$13,021
(1)Interest expense on the Term Facility under the Global Ultraco Debt Facility includes a reduction of $2.5 million and $0.7 million of interest from interest rate derivatives designated as hedging instruments for the three months ended September 30, 2023 and 2022, respectively and a reduction of $7.0 million and $0.3 million of interest from interest rate derivatives designated as hedging instruments for the nine months ended September 30, 2023 and 2022, respectively. See Note 5. Derivative Instruments, for additional information.
The following table presents the weighted average effective interest rate on the Company’s debt obligations, including the amortization of debt discounts and debt issuance costs and costs associated with commitment fees on revolving facilities for the three and nine months ended September 30, 2023 and 2022, but excludes the impact on interest from interest rate derivatives designated as hedging instruments. In addition, the following table presents the range of contractual interest rates on the Company’s debt obligations, excluding the impact of costs associated with commitment fees on revolving facilities for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted average effective interest rate	7.87%	5.27%	7.65%	4.60%
Range of interest rates	5.00% to 7.72%	3.93% to 5.39%	5.00% to 7.72%	2.35% to 5.39%
The following table presents the weighted average effective interest rate on the Company’s debt obligations, including the impact on interest from interest rate derivatives designated as hedging instruments as well as amortization of debt discounts and debt issuance costs and costs associated with commitment fees on revolving facilities for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted average effective interest rate, including hedging instruments	5.94%	4.49%	5.31%	4.50%
Scheduled Debt Maturities
The following table presents the scheduled maturities of principal amounts of our debt obligations as of September 30, 2023:

	Convertible Bond Debt(1)	Global Ultraco Debt Facility – Revolving Facility(2)	Global Ultraco Debt Facility – Term Facility	Total
Three months ending December 31, 2023	$—	$—	$12,450	$12,450
2024	104,119	—	49,800	153,919
2025	—	—	49,800	49,800
2026	—	16,230	49,800	66,030
2027	—	21,780	49,800	71,580
2028	—	86,990	63,750	150,740
	$104,119	$125,000	$275,400	$504,519
(1)This amount represents the aggregate principal amount of the Convertible Bond Debt outstanding that would be payable in cash upon maturity if no holder of the Convertible Bond Debt elects conversion pursuant to the Indenture.
(2)Represents amounts payable based on the amount outstanding under the Revolving Facility as of September 30, 2023 and the timing of contractual reductions in capacity of the Revolving Facility. The amount and timing of actual repayments may change as a result of additional future borrowings or repayments under the Revolving Facility.
Note 5. Derivative Instruments
The Company uses interest rate swaps to manage its exposure to interest rate risk on its debt. Generally, the Company enters into interest rate swaps with the objective of effectively converting debt from a floating-rate to a fixed-rate obligation. As of September 30, 2023, the Company’s outstanding interest rate swaps were designated as hedging instruments and qualified as cash flow hedges.

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
For derivative instruments that are not designated as hedging instruments, changes in the fair value of the instruments and the gain or loss ultimately realized upon settlement of the derivative are reported in Realized and unrealized loss/(gain) on derivative instruments, net in the Condensed Consolidated Statements of Operations.
As of September 30, 2023, the Company has International Swaps and Derivatives Association agreements with five financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the one counterparty which, among other things, provide the circumstances under which either party is required to post eligible collateral when the market value of transactions covered by these agreements exceeds specified thresholds.
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
As of September 30, 2023, the Company had the following outstanding interest rate swaps that were designated and qualified as cash flow hedges.

Range of Fixed Rates	Weighted Average Fixed Rate	Notional Amount Outstanding
0.62% to 4.47%	1.69%	$275,400
The effect of these derivative instruments on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 is as follows:

	Fair Value of Derivative Assets/(Liabilities)
	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate contracts – interest rate swaps
	Fair value of derivative assets – current	$8,529	$8,479
	Fair value of derivative assets – noncurrent	5,435	8,184
		$13,964	$16,663

	Fair value of derivative liabilities – noncurrent	$(444)	$—
		$(444)	$—

The effect of these instruments on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2023 and 2022 is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in Other Comprehensive Income/(Loss)				Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest rate contracts
Interest rate swaps	$1,276	$5,173	$3,997	$15,709	Interest expense	$2,502	$619	$7,047	$304
Further information on the effect of these instruments on the Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Accumulated other comprehensive income, beginning balance	$14,725	$12,737	$16,549	$1,886
Gain recognized in Other Comprehensive Income/(Loss)	1,276	5,173	3,997	15,709
Gain reclassified from Other Comprehensive Income/(Loss) into earnings	(2,502)	(619)	(7,047)	(304)
Accumulated other comprehensive income, ending balance	$13,499	$17,291	$13,499	$17,291
Of the amount recorded in Accumulated other comprehensive income as of September 30, 2023, $8.7 million is expected to be reclassified into earnings within the next twelve months.
Forward freight agreements and bunker swaps
A summary of outstanding FFAs as of September 30, 2023 is as follows:

FFA Period	Average FFA Contract Price(1)	Number of Days Hedged
Quarter ending December 31, 2023 – Buy Positions	$14,196	(345)
Quarter ending December 31, 2023 – Sell Positions	$12,922	1,380
(1)Presented in whole dollars.
As of September 30, 2023, the Company had outstanding bunker swap agreements to purchase 3,550 metric tons of low sulphur fuel oil with prices ranging between $469 and $634 with contracts expiring between October and December 2023. The Company does not expect non-performance by any of the counterparties to the Company’s bunker swap transactions.

The effect of these derivative instruments on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 is as follows:

	Fair Value of Derivative Assets/(Liabilities)
	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives not designated as hedging instruments
Commodity contracts – FFAs
	Fair value of derivative liabilities – current	$(585)	$(70)
		$(585)	$(70)

Commodity contracts – bunker swaps
	Fair value of derivative assets – current	$124	$—
		$124	$—

	Fair value of derivative liabilities – current	$—	$(93)
		$—	$(93)
The effect of these instruments on the Condensed Consolidated Statements of Operations, which is presented in Realized and unrealized loss/(gain) on derivative instruments, net for the three and nine months ended September 30, 2023 and 2022 is as follows:

	(Gain)/Loss Recognized in Earnings
	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Commodity contracts
FFAs – realized gain	$(1,577)	$(3,800)	$(2,335)	$(1)
Bunker swaps – realized gain	(541)	(369)	(420)	(4,763)
	(2,118)	(4,169)	(2,755)	(4,764)
FFAs – unrealized loss/(gain)	2,354	(10,478)	654	(9,359)
Bunker swaps – unrealized (gain)/loss	(132)	3,354	(217)	842
	2,222	(7,124)	437	(8,517)
Realized and unrealized loss/(gain) on derivative instruments, net	$104	$(11,293)	$(2,318)	$(13,281)
As of September 30, 2023, $4.4 million of collateral was pledged related to outstanding FFAs.

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
Common Stock Repurchase – Related Party
On June 22, 2023, the Company entered into an agreement to purchase 3,781,561 shares of Common Stock from OCM Opps EB Holdings Ltd. (the “Seller”), a related party, for $58.00 per share, or an aggregate purchase price of $219.3 million (the “Share Repurchase”). The Share Repurchase closed on June 23, 2023. The shares purchased, which comprised the Seller’s entire ownership position of Common Stock as of the date of the Share Repurchase, represented 28% of the outstanding Common Stock as of that date and were immediately retired. The Company incurred $3.6 million of fees and transaction costs with third parties in direct connection with the Share Repurchase.
Common Stock Repurchase Program
On October 4, 2021, the Company announced a share repurchase program under which the Company may purchase up to $50.0 million of the Company’s Common Stock. The timing, volume and nature of transactions under this program will be at the Board’s discretion and may be made through open market transactions or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. This program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. As of September 30, 2023, no shares have been repurchased under this program.

Dividends
On March 2, 2023, the Board declared a cash dividend of $0.60 per share to be paid on March 23, 2023 to shareholders of record at the close of business on March 15, 2023.
On May 4, 2023, the Board declared a cash dividend of $0.10 per share to be paid on May 25, 2023 to shareholders of record at the close of business on May 17, 2023.
On August 3, 2023, the Board declared a cash dividend of $0.58 per share to be paid on August 24, 2023 to shareholders of record at the close of business on August 16, 2023.
For the nine months ended September 30, 2023, the Company paid $15.8 million in dividends.
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
•Level 3 – Inputs that are unobservable.

		Fair Value
September 30, 2023	Carrying Value	Level 1	Level 2
Assets
Cash, cash equivalents and restricted cash	$116,454	$116,454	$—
Collateral on derivatives	4,380	4,380	—
Fair value of derivative assets – current	8,653	—	8,653
Fair value of derivative assets – noncurrent	5,435	—	5,435
Liabilities
Global Ultraco Debt Facility (1)(2)	275,400	—	275,400
Convertible Bond Debt (1)(3)	104,119	—	146,839
Fair value of derivative liabilities – current	585	—	585

		Fair Value
December 31, 2022	Carrying Value	Level 1	Level 2
Assets
Cash, cash equivalents and restricted cash	$189,754	$189,754	$—
Collateral on derivatives	909	909	—
Fair value of derivative assets – current	8,479	—	8,479
Fair value of derivative assets – noncurrent	8,184	—	8,184
Liabilities
Global Ultraco Debt Facility (1)(2)	237,750	—	237,750
Convertible Bond Debt (1)(3)	104,119	—	172,661
Fair value of derivative liabilities – current	163	—	163
(1)Carrying value represents outstanding principal amount and excludes debt discounts and debt issuance costs.
(2)Fair value is based on the required repayment to the lenders if the debt was discharged in full on September 30, 2023 and December 31, 2022, as applicable.
(3)Fair value is based on pricing data (including observable trade information) sourced from Bloomberg.com.
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
In March 2021, the U.S. government began investigating an allegation that one of the Company’s vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. The investigation of this alleged violation of environmental laws is ongoing, but at this time we do not believe that this matter will have a material impact on the Company, our financial condition or results of operations. We have posted a surety bond as security for any potential fines, penalties or associated costs that may be incurred, and the Company is cooperating fully with the U.S. government in its investigation of this matter.
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
In accordance with U.S. GAAP, the Company accrues for contingent liabilities when it is probable that such a liability has been incurred and the amount of loss can be reasonably estimated. The Company evaluates its outstanding legal proceedings each quarter to assess its contingent liabilities and adjusts such liabilities, as appropriate, based on management’s best judgment after consultation with counsel. The Company reversed $0.8 million in costs associated with contingent liabilities for the three and nine months ended September 30, 2023 and incurred $0.3 million in costs associated with contingent liabilities for the three and nine months ended September 30, 2022, respectively. There is no assurance that the Company’s contingent liabilities will not need to be adjusted in the future.

Note 9. Leases
Time charter-out contracts
Time charter-out contracts are accounted for as operating leases. The Company records revenue generated from time charter-out contracts on a straight-line basis over the term of the respective time charter agreements as Revenues, net in the Condensed Consolidated Statements of Operations. See Note 10. Revenue, for additional details.
A summary of lease payments expected to be received on fixed time charter-out contracts, net of commission, assuming no off-hire days, other than those related to scheduled interim or special surveys of the related vessel and excluding any voyage expenses associated with such contracts, as of September 30, 2023 is as follows:

Year:	Time Charter-Out Contracts
Remainder of 2023	$12,006
2024	—
2025	—
2026	—
2027	—
Thereafter	—
$12,006
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
As of September 30, 2023, the Company chartered-in, on a long-term basis, four Ultramax vessels. Details of modifications of or new long-term time charter-in contracts for the nine months ended September 30, 2023 are as follows:
In October 2018, the Company entered into an agreement to charter-in a 62,487 dwt, 2016-built Ultramax vessel for two years. The hire rate for the first year was $14,250 per day and the hire rate for the second year was $15,250. The Company took delivery of the vessel in December 2018. In December 2019, the Company entered into a lease addendum which replaced the original lease’s second year’s hire rate with a new hire rate of $11,600 per day from March 1, 2020 through July 31, 2021 and added an option to extend the lease term for an additional year at a hire rate of $12,600 per day from August 1, 2021 through July 31, 2022. In May 2021, the Company exercised its option for the additional year. In March 2022, the Company entered into a lease addendum that extended the lease term at a hire rate of $23,888 per day from August 1, 2022 through June 1, 2023 and added an option to extend the lease term at a hire rate of $25,888 per day from June 2, 2023 through July 1, 2024. In March 2023, the Company entered into a lease addendum that replaced the hire rate from June 1, 2023 to May 1, 2024 from $25,888 per day to $17,500 per day and added an option to extend the lease term at a hire rate of $19,500 per day from May 1, 2024 to April 1, 2025. The lease is expected to terminate in May 2024.
In September 2021, the Company entered into an agreement to charter-in a 64,539 dwt, 2022-built Ultramax vessel for twelve months with an option to extend for an additional three months at a hire rate of $11,250 per day plus 57.5% of the BSI and an option to extend for an additional year at a hire rate of $10,750 per day plus 57.5% of the BSI. The Company took delivery of the vessel in May 2022. In March 2023, the Company entered into a lease addendum that extended the lease term for twelve months at a hire rate of $8,500 plus 57.5% of the BSI and added an option to extend the lease term for an additional twelve months at a hire rate of $9,500 plus 57.5% of the BSI. The lease is expected to terminate in April 2024.

In December 2020, the Company entered into an agreement to charter-in a 63,634 dwt, 2021-built Ultramax vessel for twelve months with an option to extend for an additional three months at a hire rate of $5,900 per day plus 57% of the BSI and an option to extend for an additional eleven to thirteen months at a hire rate of $6,500 per day plus 57% of the BSI. The Company took delivery of the vessel in July 2021. In May 2022, the Company exercised its option for the additional eleven to thirteen month period. In August 2023, the Company entered into a lease addendum that extended the lease term for ten to twelve months at a hire rate of $6,300 plus 58% of the BSI with an option to extend for an additional ten to twelve months at a hire rate of $7,500 plus 58% of the BSI. The lease is expected to terminate in July 2024.
Office leases
Office leases are accounted for as operating leases. The Company records operating lease cost for office leases as General and administrative expenses in the Condensed Consolidated Statements of Operations.
A summary of Operating lease right-of-use assets and operating lease liabilities balances, by asset type, and certain additional quantitative information related to the Company’s operating leases as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets
Time charter-in contracts greater than 12 months	$8,375	$19,116
Office leases	2,517	3,890
	$10,892	$23,006
Current portion of operating lease liabilities
Time charter-in contracts greater than 12 months	$9,497	$21,328
Office leases	612	717
	$10,109	$22,045
Noncurrent portion of operating lease liabilities
Time charter-in contracts greater than 12 months	$—	$—
Office leases	2,766	3,173
	$2,766	$3,173
Weighted average remaining lease term (in years)
Time charter-in contracts greater than 12 months	0.6	0.6
Office leases	4.6	4.7
Weighted average discount rate
Time charter-in contracts greater than 12 months	6.6%	6.0%
Office leases	7.1%	6.9%

A summary of the components of the Company’s lease expenses and sub-lease income for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost
Time charter-in contracts greater than 12 months	$4,457	$8,013	$17,277	$20,451
Office leases	183	216	613	625
Short-term lease cost
Time charter-in contracts less than 12 months	2,411	11,759	13,737	43,317
Total lease cost	$7,051	$19,988	$31,627	$64,393

Sublease income, gross
Time charter-in contracts greater than 12 months(1)	$7,282	$8,402	$20,442	$25,072
(1)Sublease income on time charter-in contracts is recorded in Revenues, net on the Condensed Consolidated Statements of Operations.
A summary of cash flow information related to the Company’s leases for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for operating leases with lease terms greater than 12 months	$19,570	$21,083

Non-cash activities
Operating lease right-of-use assets obtained in exchange for lease liabilities	$11,685	$38,956
A summary of total lease payments on an undiscounted basis for operating lease liabilities, by asset type, as of September 30, 2023 is as follows:

	Time charter-in contracts greater than 12 months	Office leases	Total Operating leases
Year:
Remainder of 2023	$5,632	$94	$5,726
2024	5,412	896	6,308
2025	—	909	909
2026	—	922	922
2027	—	638	638
Thereafter	—	577	577
	11,044	4,036	15,080
Implied interest	(1,547)	(658)	(2,205)
Total operating lease liabilities	$9,497	$3,378	$12,875

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
The voyage contracts are considered service contracts which fall under the provisions of ASC 606, Revenue Recognition, because the Company, as the shipowner, retains the control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage, net of despatch incurred, for the three and nine months ended September 30, 2023 was $2.6 million and $5.2 million, respectively. The amount of revenue earned as demurrage, net of despatch incurred, for the three and nine months ended September 30, 2022 was $7.8 million and $26.5 million, respectively.
The following table shows the revenues earned from time charters and voyage charters for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Time charters(1)	$41,920	$95,132	$148,692	$274,755
Voyage charters	40,686	90,181	140,518	293,651
	$82,606	$185,313	$289,210	$568,406
(1)See Note 9. Leases, for a description of revenues earned from time charters.
Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. Costs directly related to a contract that are incurred prior to commencement of loading cargo, primarily bunkers, are recognized as an asset and are expensed on a straight-line basis as the related performance obligation is satisfied. As of September 30, 2023 and December 31, 2022, the Company recorded $0.6 million and $0.5 million, respectively, of contract fulfillment costs in Other current assets in the Condensed Consolidated Balance Sheets.
Note 11. Net Income per Common Share
For the three and nine months ended September 30, 2023 and 2022, Net (loss)/income is equal to Net (loss)/income available to common shareholders.
For the three and nine months ended September 30, 2023 and 2022, the Convertible Bond Debt is not considered a participating security and is therefore not included in the computation of Basic net (loss)/income per share. Additionally, the Company determined that as it relates to the Convertible Bond Debt, it does not overcome the presumption of share settlement, and therefore, the Company applied the if-converted method and included the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net (loss)/income per share, unless the impact of such potential shares is anti-dilutive.

The following table presents Basic and Diluted net (loss)/income per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss)/income	$(5,151)	$77,217	$16,077	$224,743

Weighted Average Shares - Basic	9,313,051	12,993,450	11,686,433	12,985,329
Effect of dilutive securities:
Convertible Bond Debt	—	3,092,230	3,284,392	3,092,230
Stock awards and options	—	116,172	86,827	141,705
Dilutive potential common shares	—	3,208,402	3,371,219	3,233,935

Weighted Average Shares - Diluted	9,313,051	16,201,852	15,057,652	16,219,264

Basic net (loss)/income per share	$(0.55)	$5.94	$1.38	$17.31
Diluted net (loss)/income per share	$(0.55)	$4.77	$1.36	$13.86
The following table presents a summary of potentially dilutive securities that were not included in the computation of Diluted net (loss)/income per share for the three and nine months ended September 30, 2023 and 2022 because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Convertible Bond Debt	3,284,392	—	—	—
Stock awards and options	214,896	25,309	—	16,478
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
A summary of restricted stock and RSU activity under the 2016 Plan for the nine months ended September 30, 2023 is as follows:

	Number of Restricted Shares and RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Unvested awards as of December 31, 2022	323,128	$45.10
Granted	95,392	$55.90
Vested	(134,279)	$41.90
Forfeited	(391)	$47.44
Unvested awards as of September 30, 2023	283,850	$50.24	$11.9

The fair value as of the respective vesting dates of restricted stock and RSUs for the nine months ended September 30, 2023 was $6.6 million. The majority of restricted stock and RSUs that vested during the nine months ended September 30, 2023 were net share settled. For the nine months ended September 30, 2023, 37 thousand shares were withheld by the Company and $2.0 million was paid to taxing authorities for employee tax obligations.
As of September 30, 2023 and December 31, 2022, there were no vested or unvested options outstanding under the 2016 Plan.
Stock-based compensation expense for all stock awards, units and options included in General and administrative expenses is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock-based compensation expense	$1,670	$1,449	$5,680	$4,542
Stock-based compensation expense related to unvested awards yet to be recognized as of September 30, 2023 totaled $7.3 million and is expected to be recognized, on a weighted average basis, over 2.0 years.
Note 13. Supplemental Cash Flow Information
Cash paid for interest for the nine months ended September 30, 2023 and 2022 totaled $22.1 million and $12.9 million, respectively.
Cash received from/(paid for) interest rate swap agreements for the nine months ended September 30, 2023 and 2022 totaled $7.1 million and $(0.1) million, respectively.
A summary of non-cash investing and financing activities for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Accruals and accounts payable for the purchase of BWTS	$57	$3,916
Accruals and accounts payable for transaction costs in connection with repurchase of Common Stock	201	—
Accruals for dividends payable	852	1,551
Accruals for the purchase of vessels and vessel improvements	61	—
Accruals for the purchase of other fixed assets	104	—
Note 14. Subsequent Events
On November 2, 2023, the Company's Board of Directors declared a cash dividend of $0.10 per share to be paid on or about November 22, 2023 to shareholders of record at the close of business on November 14, 2023. The aggregate amount of the dividend is expected to be approximately $1.0 million, which the Company anticipates will be funded from cash on hand at the time the payment is to be made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022. This section should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report and the notes to those financial statements and the audited consolidated financial statements and the notes to those financial statements for the fiscal year ended December 31, 2022, which were included in our Annual Report on Form 10-K, filed with the SEC on March 10, 2023 (the “Annual Report”). For further discussion regarding our results of operations for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, please refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Statement Regarding Forward-Looking Statements.”
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
As of September 30, 2023, we owned and operated a modern fleet of 52 Supramax/Ultramax dry bulk vessels, with an aggregate carrying capacity of 3.16 million dwt and an average age of 10 years.
In addition to its owned fleet, the Company charters-in third-party vessels on both a short-term and long-term basis. As of September 30, 2023, the Company had four Ultramax vessels on a long-term charter-in basis, with remaining lease terms ranging from one month to nine months.
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

Business Outlook
The impact of recent developments in Ukraine and the Middle East
As a result of the conflict between Russia and Ukraine, the U.S., EU and United Kingdom, together with numerous other countries, have imposed significant sanctions on persons and entities associated with Russia and Belarus, as well as comprehensive sanctions on certain areas within the Donbas region of Ukraine, and such sanctions apply to entities owned or controlled by such designated persons or entities. This conflict has become a multi-year war and humanitarian crisis. While it is difficult to estimate the impact of this conflict and current or future sanctions on the Company’s business and financial position, these events and related sanctions could adversely impact the Company’s operations. In the near term, we have seen, and expect to continue to see, increased volatility in both Russian and Ukrainian exports in the Black Sea region, as well as Russian exports in the Baltic and Far East regions due to these geopolitical events. In addition, the volatility of market prices for fuel has increased as a result of related supply disruptions from this conflict. Continued volatility in fuel prices could have an unpredictable impact on the Company’s operations and liquidity.

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
In October 2023, the war between Israel and Hamas in Gaza has created political and potential economic uncertainty in the Middle East. To date, the war between Israel and Hamas has not had a direct material impact on the Company’s business, financial condition or results of operations. However, we will continue to monitor the direct and indirect impacts of these circumstances on our business and financial results.
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
Results of Operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022:
Fleet Utilization
We consider the following fleet utilization measures important to understanding and analyzing our results of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Ownership Days	4,808	4,831	14,425	14,424
Owned Available Days	4,708	4,588	13,791	13,599
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
The following table represents the reconciliation of TCE, a non-GAAP measure, from Revenues, net as recorded in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022.

(in thousands, except for Owned available days and TCE)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues, net	$82,606	$185,313	$289,210	$568,406
Less:
Voyage expenses	(23,791)	(40,792)	(82,737)	(120,710)
Charter hire expenses	(6,868)	(19,772)	(31,014)	(63,768)
Realized gain on FFAs and bunker swaps, net	2,118	4,169	2,755	4,764
	$54,065	$128,918	$178,214	$388,692

Owned available days	4,708	4,588	13,791	13,599
TCE	$11,482	$28,099	$12,922	$28,582

Net (loss)/income
For the three months ended September 30, 2023, the Company reported a net loss of $5.2 million, or basic and diluted net loss per share of $0.55. For the comparable quarter of 2022, the Company reported net income of $77.2 million, or basic and diluted net income per share of $5.94 and $4.77, respectively.
For the nine months ended September 30, 2023, the Company reported net income of $16.1 million, or basic and diluted net income per share of $1.38 and $1.36, respectively. For the nine months ended September 30, 2022, the Company reported net income of $224.7 million, or basic and diluted net income per share of $17.31 and $13.86, respectively.
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
Revenues, net for the three months ended September 30, 2023 were $82.6 million compared to $185.3 million for the comparable quarter of 2022. Revenues, net decreased $102.7 million primarily due to lower rates on both time and voyage charters, driven by a decline in the drybulk market.
Revenues, net for the nine months ended September 30, 2023 were $289.2 million compared to $568.4 million for the nine months ended September 30, 2022. Revenues, net decreased $279.2 million primarily due to lower rates on both time and voyage charters, driven by a decline in the drybulk market.
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
Voyage expenses for the three months ended September 30, 2023 were $23.8 million compared to $40.8 million for the comparable quarter of 2022. Voyage expenses decreased $17.0 million primarily due to a $15.0 million reduction in bunker consumption expenses primarily due to decreases in voyage charters and bunker prices and a $1.2 million decrease in broker commissions due to lower freight rates driven by a decline in the drybulk market.
Voyage expenses for the nine months ended September 30, 2023 were $82.7 million compared to $120.7 million for the nine months ended September 30, 2022. Voyage expenses decreased $38.0 million primarily due to a $25.4 million reduction in bunker consumption expenses due to decreases in voyage charters and bunker prices, a $9.1 million reduction in port expenses due to a decrease in voyage charters and a $3.5 million decrease in broker commissions due to lower freight rates driven by a decline in the drybulk market.

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
Vessel operating expenses for the three months ended September 30, 2023 were $28.8 million compared to $33.1 million for the comparable quarter of 2022. Vessel operating expenses decreased $4.3 million primarily due to a $2.6 million decrease in repair costs, a $0.8 million decrease in lube costs driven by lower purchase volume and a $0.5 million decrease in the cost of stores and spares driven by lower purchases.
Vessel operating expenses for the nine months ended September 30, 2023 were $91.1 million compared to $88.2 million for the nine months ended September 30, 2022. Vessel operating expenses increased $2.9 million primarily due to a $3.2 million increase in crewing costs driven by higher compensation and increased crew changes as a result of crewing manager transitions and a $1.4 million increase in costs driven by certain repairs and discretionary spending on upgrades to six vessels, including newly acquired ships, partially offset by a $1.3 million decrease in lube costs driven by lower purchase volume and a $0.4 million decrease in the cost of stores and spares driven by lower purchases.
Charter hire expenses
Charter hire expenses for the three months ended September 30, 2023 were $6.9 million compared to $19.8 million for the comparable quarter of 2022. Charter hire expenses decreased $12.9 million primarily due to decreases in both charter hire rates as a result of a decline in the drybulk market and chartered-in days.
Charter hire expenses for the nine months ended September 30, 2023 were $31.0 million compared to $63.8 million for the nine months ended September 30, 2022. Charter hire expenses decreased $32.8 million primarily due to decreases in both charter hire rates as a result of a decline in the drybulk market and chartered-in days.
Chartered-in days, which is the aggregate number of days in a period during which the Company chartered-in vessels, for the three months ended September 30, 2023 and 2022 were 589 and 1,000, respectively. Chartered-in days for the nine months ended September 30, 2023 and 2022 were 2,315 and 3,102, respectively.
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
Depreciation and amortization for the three months ended September 30, 2023 was $15.5 million compared to $15.4 million for the comparable quarter of 2022. Depreciation and amortization increased $0.1 million primarily due to a $0.8 million increase in depreciation from the net impact of vessels acquired and sold during the respective periods and a $0.1 million increase in deferred drydocking cost amortization due to higher drydocking expenditures, partially offset by $0.9 million decrease in depreciation due to a change in our estimated vessel scrap value from $300 per lwt to $400 per lwt, effective January 1, 2023.
Depreciation and amortization for the nine months ended September 30, 2023 was $45.0 million compared to $45.2 million for the nine months ended September 30, 2022. Depreciation and amortization decreased $0.2 million primarily due to a $2.9 million decrease in depreciation due to a change in our estimated vessel scrap value from $300 per lwt to $400 per lwt, effective January 1, 2023, partially offset by a $1.6 million increase in depreciation from the net impact of vessels acquired and sold during the respective periods, a $0.7 million increase in deferred drydocking cost amortization due to higher drydocking expenditures and a $0.3 million increase in depreciation from an increase in installed vessel improvements.

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
General and administrative expenses for the three months ended September 30, 2023 were $10.7 million compared to $9.7 million for the comparable quarter of 2022. Excluding stock-based compensation expense of $1.7 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, general and administrative expenses for the three months ended September 30, 2023 were $9.0 million compared to $8.2 million for the comparable quarter of 2022. General and administrative expenses increased $1.0 million primarily due to a $0.6 million increase in professional fees and a $0.2 million increase in stock-based compensation expense.
General and administrative expenses for the nine months ended September 30, 2023 were $32.9 million compared to $29.6 million for the nine months ended September 30, 2022. Excluding stock-based compensation expense of $5.7 million and $4.5 million for the nine months ended September 30, 2023 and 2022, respectively, general and administrative expenses for the nine months ended September 30, 2023 were $27.2 million compared to $25.1 million for the nine months ended September 30, 2022. General and administrative expenses increased $3.3 million primarily due to a $1.1 million increase in stock-based compensation expense, a $1.1 million increase in employee-related costs and other small increases across professional fees, corporate travel and office expenses.
Other operating expense
Other operating expense for the three months ended September 30, 2023 and 2022 was $0.7 million and $2.5 million, respectively. Other operating expense for the three months ended September 30, 2023 was primarily comprised of costs related to a 2021 U.S. government investigation into an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. Other operating expense for the three months ended September 30, 2022 was primarily comprised of costs associated with a corporate transaction that did not materialize.
Other operating expense for each of the nine months ended September 30, 2023 and 2022 was $0.9 million and $2.6 million, respectively. Other operating expense for the nine months ended September 30, 2023 was primarily comprised of costs related to a 2021 U.S. government investigation into an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. Other operating expense for the nine months ended September 30, 2022 was primarily comprised of costs associated with a corporate transaction that did not materialize.
Gain on sale of vessels
For the three months ended September 30, 2023, the Company recorded a gain on the sale of the vessel Sankaty Eagle of $4.9 million. For the three months ended September 30, 2022, the Company recorded a gain on the sale of the vessel Cardinal of $9.3 million.
For the nine months ended September 30, 2023, the Company recorded a gain on the sale of the vessels Jaeger, Montauk Eagle, Newport Eagle and Sankaty Eagle of $19.7 million. For the nine months ended September 30, 2022, the Company recorded a gain on the sale of the vessel Cardinal of $9.3 million.
Interest expense
Interest expense for the three months ended September 30, 2023 and 2022 was $7.7 million and $4.2 million, respectively. Interest expense increased $3.5 million primarily due to the impact of increased amounts outstanding under the Global Ultraco Debt Facility and higher interest rates.
Interest expense for the nine months ended September 30, 2023 and 2022 was $16.0 million and $13.0 million, respectively. Interest expense increased $3.0 million primarily due to the impact of increased amounts outstanding under the Global Ultraco Debt Facility and higher interest rates.

The Company entered into certain interest rate swap agreements in October 2021 and August 2023 to fix the interest rate exposure on then-outstanding term loans under the Global Ultraco Debt Facility. As of September 30, 2023, the interest rate risk on the entire $275.4 million of aggregate principal amount of term loans outstanding under the Global Ultraco Debt Facility is hedged through these swaps, which carry a weighted-average fixed rate of 169 basis points. As of September 30, 2023, amounts outstanding under the Revolving Facility are not hedged.
Interest income
Interest income for the three months ended September 30, 2023 and 2022 was $1.5 million and $0.9 million, respectively. Interest income increased primarily due to higher interest rates on the Company’s cash balances.
Interest income for the nine months ended September 30, 2023 and 2022 was $5.1 million and $1.1 million, respectively. Interest income increased primarily due to higher interest rates on the Company’s cash balances.
Realized and unrealized loss/(gain) on derivative instruments, net
Realized and unrealized loss/(gain) on derivative instruments, net for the three months ended September 30, 2023 was a loss of $0.1 million compared to a gain of $11.3 million for the comparable quarter of 2022. The $11.4 million decrease was due to market movements as well as lower FFA and bunker swap activity.
Realized and unrealized loss/(gain) on derivative instruments, net for the nine months ended September 30, 2023 was a gain of $2.3 million compared to a gain of $13.3 million for the nine months ended September 30, 2022. The $11.0 million decrease was due to market movements as well as lower FFA and bunker swap activity.
Refer to Note 5. Derivative Instruments, to the condensed consolidated financial statements for further information.
Effects of Inflation
The Company believes that its business typically benefits during periods of elevated inflation and positive demand growth, as higher charter rates and net revenues more than offset increases in costs relating to vessel operating expenses, drydocking, and general and administrative expenses.
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
Summary of Liquidity and Capital Resources
As of September 30, 2023, our cash and cash equivalents including noncurrent restricted cash was $116.5 million compared to $189.8 million as of December 31, 2022.

The following table presents summarized cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash provided by operating activities	$35,965	$242,491
Net cash (used in)/provided by investing activities	(27,831)	4,090
Net cash used in financing activities	(81,434)	(135,198)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(73,300)	111,383
Cash, cash equivalents and restricted cash at beginning of period	189,754	86,222
Cash, cash equivalents and restricted cash at end of period	$116,454	$197,605
Net cash provided by operating activities for the nine months ended September 30, 2023 was $36.0 million, compared to $242.5 million for the nine months ended September 30, 2022. The decrease is primarily due to a decrease in net income driven by lower freight rates.
Net cash used in investing activities for the nine months ended September 30, 2023 was $27.8 million, compared to net cash provided by investing activities of $4.1 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company paid (i) $81.8 million to purchase three vessels and other vessel improvements, (ii) $2.1 million to purchase BWTS and (iii) $0.7 million to purchase other fixed assets. These uses of cash were partially offset by $56.6 million in net proceeds from the sale of four vessels. During the nine months ended September 30, 2022, the Company received net proceeds of $14.9 million from the sale of one vessel and paid (i) $5.7 million to purchase BWTS, (ii) $4.1 million as an advance for the purchase of a vessel, (iii) $0.8 million to purchase vessel improvements and (iv) $0.3 million to purchase other fixed assets.
Net cash used in financing activities for the nine months ended September 30, 2023 was $81.4 million, compared to $135.2 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company (i) paid $222.7 million to repurchase Common Stock, inclusive of fees, (ii) repaid $37.4 million of term loan under the Global Ultraco Debt Facility, (iii) paid $15.8 million in dividends and (iv) paid $2.0 million for taxes related to net share settlement of equity awards. These uses of cash were partially offset by (i) $123.4 million of proceeds, net of debt issuance costs, from the Revolving Facility under the Global Ultraco Debt Facility and (ii) $73.1 million of proceeds, net of debt issuance costs, from the Term Facility under the Global Ultraco Debt Facility. During the nine months ended September 30, 2022, the Company (i) paid $81.6 million in dividends, (ii) repaid $37.4 million of term loan under the Global Ultraco Debt Facility, (iii) paid $14.2 million to repurchase $10.0 million in aggregate principal amount of Convertible Bond Debt, and (iv) paid $2.4 million for taxes related to net share settlement of equity awards.
As it relates to amounts paid for taxes related to net share settlement of equity awards, the Company withholds a number of shares earned by employees with a value equal to amounts paid.
A summary of the Company’s debt as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023		December 31, 2022
	Principal Amount Outstanding	Carrying Value	Principal Amount Outstanding	Carrying Value
Convertible Bond Debt (1)	$104,119	$103,791	$104,119	$103,499
Global Ultraco Debt Facility - Term Facility (2)	275,400	269,622	237,750	230,983
Global Ultraco Debt Facility - Revolving Facility (3)	125,000	122,059	—	—
	$504,519	$495,472	$341,869	$334,482
(1)$104.1 million of principal amount outstanding of Convertible Bond Debt is classified as current as of September 30, 2023.
(2)$49.8 million of principal amount outstanding under the Global Ultraco Debt Facility is classified as current as of September 30, 2023 and December 31, 2022.
(3)As of September 30, 2023 and December 31, 2022, the undrawn revolving facility under the Global Ultraco Debt Facility was $54.6 million and $100.0 million, respectively.

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
Drydocking costs incurred are deferred and amortized through depreciation and amortization on the condensed consolidated statements of operations on a straight-line basis over the period through the date the next drydocking is required to become due. During the nine months ended September 30, 2023, five of our vessels completed drydock and we incurred $10.6 million for drydocking costs. During the nine months ended September 30, 2022, eight of our vessels completed drydock and we incurred $18.5 million for drydocking costs.
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
The following table represents certain information about the estimated costs for anticipated vessel drydockings and vessel improvements in the next four quarters, along with the anticipated off-hire days:

	Projected Costs (1) ($ in millions)
Quarters Ending	Off-hire Days(2)	Drydocks	Vessel Improvements(3)
December 31, 2023	224	$4.1	$1.8
March 31, 2024	232	$4.7	$0.8
June 30, 2024	143	$2.0	$0.4
September 30, 2024	165	$2.4	$—
(1)We intend to fund these costs with cash from operations, cash on hand or with amounts available under the Global Ultraco Debt Facility.
(2)Actual duration of off-hire days will vary based on the age and condition of the vessel, yard schedules and other factors. Projected off-hire days includes an allowance for unforeseen events.
(3)Projected costs for vessel improvements are primarily comprised of costs for ballast water treatment systems.

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
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 1A – RISK FACTORS
There have been no material changes from the “Risk Factors” previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023 (the “Annual Report”), as updated by the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023 as filed with the SEC on August 4, 2023. The risks described in the Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations, earnings, financial condition, cash flows and stock price.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Common stock repurchase activity during the three months ended September 30, 2023 was as follows ($ in thousands, except for per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	—	$—	—
August 1, 2023 to August 31, 2023	—	$—	—
September 1, 2023 to September 30, 2023	—	$—	—
Total	—			$50,000

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
ITEM 5 – OTHER INFORMATION
During the quarterly period ended September 30, 2023, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

4.3
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

31.1*	Sarbanes-Oxley Section 302 Certification of Principal Executive Officer.
31.2*	Sarbanes-Oxley Section 302 Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
101*	The following materials from Eagle Bulk Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).
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
Date: November 3, 2023
By: /s/ Constantine Tsoutsoplides
--------------------------------------------------------------------------------
Constantine Tsoutsoplides
Chief Financial Officer
(Principal financial officer of the registrant)
Date: November 3, 2023